Form 10-Q
period 1997-06-30
AMETEK INC/
filed 1997-08-14
CIK 1037868

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1997
                               -------------------------------------------------

                                                  OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to _______________________

Commission file number 1-12981

                                 AMETEK, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                        14-1682544
--------------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)


                  Station Square, Paoli, Pennsylvania   19301
-------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


  Registrant's telephone number, including area code   610-647-2121
                                                     ----------------

                        Ametek Aerospace Products, Inc.
--------------------------------------------------------------------------------
  (Former name or former address of registrant, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____  No    X
               ------

The number of shares of the issuer's common stock outstanding as of the latest practicable date was:

Common Stock, $.01 Par Value, outstanding at July 31, 1997 was 33,079,021 shares.

                         PART I. FINANCIAL INFORMATION
                         ----------------------------

Item 1.  Financial Statements

                                 AMETEK, INC.
                                 -----------
                        CONSOLIDATED STATEMENT OF INCOME
                -----------------------------------------------
                                  (Unaudited)
                (Dollars in thousands except per-share amounts)

                                             Three months ended             Six months ended
                                                  June 30,                       June 30,
                                          ---------------------------    ---------------------------
                                               1997         1996(a)          1997          1996(a)
                                          ------------- -------------    ------------  -------------
Net sales                                 $    216,047   $   205,963     $   418,502   $    415,096
                                          ------------- -------------    ------------  -------------
Expenses:
   Cost of sales (excluding depreciation)      169,349       161,884         327,003        327,112
   Selling, general and administrative          17,165        17,082          33,653         34,554
   Depreciation                                  6,874         6,543          13,369         13,105
                                          ------------- -------------    ------------  -------------
     Total expenses                            193,388       185,509         374,025        374,771
                                          ------------- -------------    ------------  -------------

Operating income                                22,659        20,454          44,477         40,325
Other income (expenses):
   Interest expense                             (4,629)       (4,967)         (9,139)        (9,804)
   Other, net                                      759           818           1,869          1,362
                                          ------------- -------------    ------------  -------------
Income from continuing operations
   before income taxes                          18,789        16,305          37,207         31,883
Provision for income taxes                       6,600         5,724          13,425         11,406
                                          ------------- -------------    ------------  -------------

Income from continuing operations               12,189        10,581          23,782         20,477
Income from discontinued operations,
  net of taxes                                   2,570         2,386           4,643          4,706
                                          ------------- -------------    ------------  -------------
Net income                                $     14,759   $    12,967     $    28,425   $     25,183
                                          ============= =============    ============  =============

Earnings per share :
  Income from continuing operations       $       0.37   $      0.32     $      0.73   $       0.63
  Income from discontinued operations             0.08          0.08            0.14           0.14
                                          ------------- -------------    ------------  -------------
Net income                                $       0.45   $      0.40     $      0.87   $       0.77
                                          ============= =============    ============  =============

Cash dividends paid per share             $       0.06   $      0.06     $      0.12   $       0.12
                                          ============= =============    ============  =============

Average common shares outstanding           32,821,431    32,619,854      32,780,264     32,701,480
                                          ============= =============    ============  =============

____________________________________________
(a)  Restated for discontinued operations.


                            See accompanying notes.

                                 AMETEK, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                      June 30,    December 31,
                                                        1997        1996 (a)
                                                    ------------  ------------
                                                     (Unaudited)
ASSETS
------

Current assets:
    Cash and cash equivalents                         $  10,585      $   2,354
    Marketable securities                                 7,991          6,441
    Receivables, less allowance for possible losses     135,145        117,692
    Inventories                                          87,876         86,531
    Deferred income taxes                                10,770         11,007
    Other current assets                                  9,081          5,287
                                                    ------------  ------------
        Total current assets                            261,448        229,312
                                                    ------------  ------------

Property, plant and equipment                           430,225        416,068
    Less accumulated depreciation                      (249,496)      (241,260)
                                                    ------------  ------------
                                                        180,729        174,808
                                                    ------------  ------------

Intangibles, investments and other assets               115,518         95,048
Net assets associated with discontinued operations        5,878         29,707
                                                    ------------  ------------
        Total assets                                  $ 563,573      $ 528,875
                                                    ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:

    Short-term borrowings and current
      portion of long-term debt                       $  37,180      $  31,845
    Accounts payable                                     88,783         74,220
    Accruals                                             68,339         72,872
                                                    ------------  ------------
        Total current liabilities                       194,302        178,937

Long-term debt                                          150,232        150,333

Deferred income taxes                                    32,412         33,493

Other long-term liabilities                              36,457         36,614

Stockholders' equity                                    150,170        129,498
                                                    ------------  ------------
        Total liabilities and stockholders' equity    $ 563,573      $ 528,875
                                                    ============  ============

___________________________________________
(a) Restated for discontinued operations.

                               See accompanying notes.

                                 AMETEK, INC.
                                 -----------
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)

                                                                          Six months ended June 30,
                                                                         --------------------------
                                                                           1997          1996 (a)
                                                                         ----------    -----------
Cash provided by (used for):

Operating activities:
 Income from continuing operations                                         $ 23,782       $ 20,477
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
  Depreciation and amortization                                              16,153         17,105
  Deferred income taxes                                                         800            134
  Net change in operating working capital                                   (10,066)       (10,784)
  Other                                                                      (2,033)        (2,365)
                                                                         ----------    -----------
 Cash provided by continuing operations                                      28,636         24,567
 Cash provided by discontinued operations                                     2,036          4,041
                                                                         ----------    -----------
   Total operating activities                                                30,672         28,608
                                                                         ----------    -----------
Investing activities:
 Additions to property, plant and equipment                                 (16,470)       (14,312)
 Purchase of and investments in businesses                                  (35,336)             -
 Increase in marketable securities and other                                 (1,367)        (2,569)
                                                                         ----------    -----------
   Total investing activities                                               (53,173)       (16,881)
                                                                         ----------    -----------
Financing activities:
 Net change in short-term borrowings                                         31,687         (5,048)
 Repurchases of common stock                                                      -        (10,693)
 Cash dividends paid                                                         (3,941)        (3,930)
 Proceeds from stock options and other                                        2,986          4,525
                                                                         ----------    -----------
   Total financing activities                                                30,732        (15,146)
                                                                         ----------    -----------
Increase (decrease) in cash and cash equivalents                              8,231         (3,419)

Cash and cash equivalents:
 As of January 1                                                              2,354          6,643
                                                                         ----------    -----------
 As of June 30                                                             $ 10,585        $ 3,224
                                                                         ==========    ===========

_______________________________________________
(a)  Restated for discontinued operations.

                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1997
                                 -------------
                                  (Unaudited)


Note 1 - Basis of Financial Statement Presentation
------   -----------------------------------------

    The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1997 and the consolidated results of its operations and cash flows for the three and six-month periods ended June 30, 1997 and 1996 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the Company's annual audited financial statements and related notes.

    On August 1, 1997, AMETEK, Inc. ("Old Ametek") completed the merger of its Water Filtration Business with Culligan Water Technologies, Inc. ("Culligan") in a tax-free transaction valued at approximately $172 million, including the assumption by Culligan of $25 million of Old Ametek's debt. Culligan issued approximately 3.5 million shares of its common stock to stockholders of Old Ametek in exchange for the net assets of the Water Filtration Business.

    Immediately prior to the merger, Old Ametek transferred all of the assets and liabilities of its non-water filtration businesses, excluding the indebtedness described above, to a wholly owned subsidiary of Old Ametek, Ametek Aerospace Products, Inc. ("New Ametek", or "the Company"). On July 31, 1997, the shares of New Ametek were distributed to Old Ametek's shareholders on a one-for-one basis, (the "Spin-off") and all shares of Old Ametek common stock held in treasury were cancelled. Immediately after the Spin-off, New Ametek was renamed AMETEK, Inc.

    As a result of the above transaction, the Water Filtration Business is reflected in the accompanying financial statements as a discontinued operation for the current period, and the financial information presented for prior periods have been restated to give effect to the discontinued operation.

    As the successor to Old Ametek, New Ametek will succeed to many important aspects of AMETEK's existing businesses, organization and affairs. In addition, upon completion of the Spin-off and merger, management of the Company has reorganized the businesses of the Company into two groups: the Electromechanical Group and the Electronic Instruments Group. This new organizational structure will better reflect the Company's principal emphasis on electromechanical and electronics-related businesses. Business segment operating results included in the "Management's Discussion and Analysis" section of this report are presented on the reorganized basis, and segment operating results for all prior periods have been restated.

Note 2 - Discontinued Operations
------   -----------------------

    Discontinued operations represents the Water Filtration Business of the Company (see Note 1).

    Summary operating results of discontinued operations were as follows:

                                              (Dollars in thousands)
                                   Three months ended     Six months ended
                                        June 30,               June 30,
                                        --------               --------
                                     1997      1996         1997      1996
                                     ----      ----         ----      ----

    Net sales                      $18,823   $18,035      $37,544     $36,535
                                   =======   =======      =======     =======

    Income before income taxes     $ 4,018   $ 3,687      $ 7,241     $ 7,290
    Provisions for income taxes      1,448     1,301        2,598       2,584
                                   -------   -------      -------     -------
    Net income                     $ 2,570   $ 2,386      $ 4,643     $ 4,706
                                   =======   =======      =======     =======

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1997
                                 -------------
                                  (Unaudited)


Note 2 - Discontinued Operations (continued)
------   -----------------------

    The assets and liabilities of the Water Filtration Business have been classified on the accompanying balance sheet as net assets associated with discontinued operations. Net assets of discontinued operations were $30.9 million at June 30, 1997, compared to $29.7 million at December 31, 1996. The June 30, 1997 amount has been reduced by $25 million of debt assumed by Culligan in the merger as noted previously.

Note 3 - Earnings Per Share
------   ------------------

    Earnings per share is based on the average number of common shares outstanding each period. No material dilution of earnings per share would result for the second quarter or first six months of 1997 or 1996 if it were assumed that all outstanding stock options were exercised.

Note 4 - Acquisitions
------   ------------

    In May 1997, the Company purchased for cash a small German manufacturer of electric motors and fans. In early June 1997 the Company purchased the Test & Measurement Products business of Technitrol, Inc., consisting of two Technitrol subsidiaries, John Chatillon & Sons, Inc., and Lloyd Instruments, Ltd., for cash. These acquisitions were accounted for by the purchase method, and, accordingly the results of operations of the acquired businesses are included in the Company's consolidated results from their respective dates of acquisition. The acquisitions would not have had a material effect on sales or earnings for the second quarter or the first six months of 1997 or 1996 had they been made at the beginning of the respective periods.

    The aggregate cost of these acquisitions, which is subject to adjustment, totaled approximately $38 million, consisting of $35.3 million in cash paid at closing and approximately $3 million of deferred payments for the combination and relocation of certain operating facilities related to the Test & Measurement Products acquisition.

Note 5 - Inventories
------   -----------

    The estimated components of inventory stated at lower of LIFO cost or market are:

                                             In thousands
                                        -----------------------
                                        June  30,  December 31,
                                          1997         1996
                                        ---------  ------------
                                        (Unaudited)

     Finished goods and parts            $26,995       $23,410
     Work in process                      18,809        18,631
     Raw materials and purchased parts    42,072        44,490
                                         -------       -------
                                         $87,876       $86,531
                                         =======       =======

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1997
                                 -------------
                                  (Unaudited)

Note 6 - New Accounting Standards
------   ------------------------

    The Company adopted new accounting rules for environmental remediation liabilities effective January 1, 1997. Adoption of the new rules had no effect on the Company's results of operations, financial position, or cash flows.

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which requires the Company to change the method currently used in computing earnings per share for financial statements issued for periods ending after December 15, 1997. Under the new requirements the dilutive effect of stock options will be excluded from the calculation of basic earnings per share. The impact of this change will have no effect on the Company's calculation of basic earnings per share, and the impact on the calculation of diluted earnings per share is not expected to be material.

    At the end of 1997, the Company will also adopt FASB Statement No. 129, "Disclosure of Information about Capital Structure", which was issued by the FASB in February 1997. This Statement, which was issued in conjunction with Statement No. 128 discussed above, will centralize capital structure disclosure requirements. Adoption of this Statement is not expected to materially change the Company's capital structure disclosure.

    In June 1997, the FASB issued two new financial reporting standards. Statement No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income. The statement is effective for the Company's 1998 annual financial statements, and its adoption will have no effect on the Company's results of operations or financial position. Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting annual and interim operating segment information. Statement No. 131 is effective for the Company's 1998 annual financial statements, and interim reporting beginning in 1999. Adoption of the Statement will have no effect on the Company's financial position or consolidated results of operations. The Company is presently studying the future impact of this Statement on the display of its segment information.

                                 AMETEK, INC.
                                 ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

   As mentioned in Note 1 to the financial statements, Old Ametek completed the merger of its Water Filtration Business with Culligan Water Technologies, Inc. on August 1, 1997. Upon completion of the transaction, the Company reorganized its businesses into two groups: the Electromechanical Group and the Electronic Instruments Group. The Specialty Metal Products Division is now part of the Electromechanical Group. The Electronic Instruments Group consists of the prior Precision Instruments businesses of the Company, plus the Chemical Products Division. Segment results of operations for prior periods shown in the table below have been restated to reflect the reorganization.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth sales and operating income by business segment:

                                                           (Dollars in thousands)
                                        Three months ended June 30,    Six months ended June 30,
                                        ---------------------------    --------------------------
                                          1997            1996           1997            1996
                                          ----            ----           ----            ----
Net sales
---------
Electromechanical                       $120,108        $115,432       $230,190        $233,527
Electronic Instruments                    95,939          90,531        188,312         181,569
                                        --------        --------       --------        --------
  Total Consolidated                    $216,047        $205,963       $418,502        $415,096
                                        ========        ========       ========        ========

Operating income
----------------

Electromechanical                       $ 15,104        $ 13,739       $ 29,812        $ 29,725
Electronic Instruments                    12,970          11,817         25,269          22,273
                                        --------        --------       --------        --------
  Total Segments                          28,074          25,556         55,081          51,998
Corporate and other                       (5,415)         (5,102)       (10,604)        (11,673)
                                        --------        --------       --------        --------
  Total Consolidated                    $ 22,659        $ 20,454       $ 44,477        $ 40,325
                                        ========        ========       ========        ========

   Operations for the second quarter of 1997 compared to the second quarter of
   ---------------------------------------------------------------------------
 1996
 ----

Sales by continuing operations for the second quarter of 1997 were $216.0 million, compared with sales of $206.0 million for the same quarter of 1996, an increase of 4.9%. Both operating groups reported sales increases in the current second quarter compared to a year ago. The Electromechanical Group (EMG) sales increase was due to higher sales from the Group's Italian motor operations, mostly due to increased penetration into non-floorcare markets. However, the Italian operations sales comparison was reduced by changes in the translation value of the lira into U.S. dollars. Also, the sales contribution from the May 1997 acquisition of a small German electric motor manufacturer benefited the current second quarter. The Electronic Instruments Group (EIG) recorded higher sales in the second quarter of 1997 due to higher sales of aerospace instruments and instruments for the heavy-vehicle industry, as well as the sales contribution by the Test & Measurement Products business acquired in June of this year.

                                  AMETEK, INC.
                                  ------------

RESULTS OF OPERATIONS (CONT'D)
---------------------

   Segment operating income for the second quarter of 1997 increased $2.5 million or 9.9% to $28.1 million; segment operating income as a percentage of sales increased to 13.0% in the current second quarter from 12.4% in the same period of 1996. The increase in profitability was due to the sales increase, and resulting operating efficiencies, particularly in EMG's Italian motor operations. Consolidated operating income was $22.7 million in the second quarter of 1997, an increase of $2.2 million or 10.8% from the second quarter of 1996.

   Interest expense decreased $.3 million or 6.8% to $4.6 million in the second quarter of 1997 compared with the same quarter of 1996. The decrease was primarily due to lower average debt outstanding during the current period.

   Income from continuing operations for the second quarter of 1997 was $12.2 million, or $.37 per share, compared with $10.6 million or $.32 per share in the same quarter of 1996, an improvement in income and per share results of 15% and 16%, respectively. Net income for the second quarter of 1997 was $14.8 million, or $.45 per share, and included income from discontinued operations of the Water Filtration Business of $2.6 million, or $.08 per share. This compares with net income of $13.0 million, or $.40 per share, for the second quarter of 1996, which included $2.4 million, or $.08 per share of income from discontinued operations.

     Electromechanical Group sales totaled $120.1 million in the current second
     -----------------------
     quarter, an increase of $4.7 million or 4.1% from the same quarter of 1996. Although the sales comparison was reduced by changes in the translation value of the lira into U.S. dollars, higher sales by the Group's Italian motor operations, due to increasing penetration into nonfloor-care markets, led the increase in Group sales. In addition, the May 1997 acquisition of a small German motor manufacturer also contributed to the sales increase. Sales of the Group's domestic motor operations in the second quarter of 1997 were essentially unchanged from the same quarter of 1996. Sales to the U.S. floor-care market were lower than a year ago, but higher domestic sales of non-floorcare products and overall higher exports offset most of that reduction. Second quarter 1997 sales of the specialty metal products business were essentially unchanged from a year ago.

     Operating profit of this Group increased $1.4 million or 10.0% to $15.1 million in the second quarter of 1997. Operating profit margins increased to 12.6% in the current second quarter from 11.9% in the same quarter of 1996. EMG's Italian motor operations showed significantly improved operating results generated from improved operating efficiencies, as well as better capacity utilization generated by the higher sales volume. The profit increase was reduced somewhat by costs related to production start-up at plants in Shanghai, Peoples' Republic of China, and Reynosa, Mexico, both of which are currently in production, and the Czech Republic motor plant scheduled to begin production later this year. The Lamb Electric motor business is starting to see some improvement from a lower cost structure, as production expands in the Group's Reynosa, Mexico motor manufacturing facility.

                                 AMETEK, INC.
                                 ------------
RESULTS OF OPERATIONS (CONT'D)
---------------------

     In the Electronic Instruments Group, sales of $95.9 million in this year's second quarter increased $5.4 million or 6.0% from $90.5 million in the same quarter last year. Higher sales of instruments to commercial aerospace markets led the increase. The Group also reported higher sales of instruments for the heavy-vehicle industry. In addition, second quarter 1997 Group sales includes the sales of the Chatillon/Lloyd test and measurement business of Technitrol, Inc. purchased in June 1997. Partially offsetting the higher sales were reduced shipments from the Company's chemical products business, and somewhat lower worldwide sales of process instruments.

     Group operating profit for the second quarter of 1997 was $13.0 million, reflecting an increase of $1.2 million or 9.8% from the same quarter of last year, partly due to the sales increase noted above. Operating profit margins increased to 13.5% of sales in the current second quarter from 13.1% a year ago, primarily due to improved efficiencies resulting from the higher sales volume in the aerospace instruments business. The improved profitability of the Group was adversely impacted by lower profits from the reduced sales of the chemical products and process instruments noted above, and from a change in product mix of the heavy-vehicle instrumentation business.

Operations for the first six months of 1997 compared to the first six months
----------------------------------------------------------------------------
of 1996
-------

   Sales by continuing operations for the first six months of 1997 were $418.5 million, essentially unchanged from sales of $415.1 million for the first six months of 1996. The Electronic Instruments Group (EIG) reported increased sales, primarily due to higher sales of aerospace instruments. Offsetting most of the EIG increase were lower sales from the Electromechanical Group
   (EMG) for the first six months of 1997, due to lower sales of electric motors to domestic floorcare markets, and lower sales from the specialty metal products business.

   Segment operating income for the first half of 1997 was $55.1 million, an increase of $3.1 million or 5.9% from the first six months of 1996. Segment operating income as a percentage of sales increased to 13.2% for the first six months of 1997 from 12.5% a year ago, these operating improvements were primarily from EIG's aerospace instrument operations, and better performance by EMG's Italian motor operations. Corporate and other expenses decreased by $1.1 million to $10.6 million in the first half of 1997, mostly due to the absence of higher overall administrative expenses which was incurred in the first quarter of the prior year. These improvements resulted in total operating income of $44.5 million in the first six months of 1997, an increase of $4.2 million or 10.3% compared with the same period of 1996.

   Interest expense decreased $.7 million or 6.8% to $9.1 million in the first half of 1997 compared to the same period of 1996. The decrease was due to lower average debt outstanding during the period.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
---------------------

   Income from continuing operations for the first half of 1997 was $23.8 million, or $.73 per share, compared to income from continuing operations of $20.5 million or $.63 per share for the same period of 1996, an income improvement of approximately 16%. Net income for the first half of 1997 was $28.4 million, or $.87 per share, which included $4.6 million or $.14 per share of income from discontinued operations of the Water Filtration Business. This compares to net income of $25.2 million or $.77 per share for the first half of 1996, which included income from discontinued operations of $4.7 million or $.14 per share.

     The Electromechanical Group sales for the first six months of 1997 were
         -----------------------
     $230.2 million, a decrease of $3.3 million or 1.4% from the same period of 1996. The sales decrease was due primarily to lower sales of electric motors for domestic floor care products, and lower sales by the Group's specialty metals business. Partly offsetting these decreases were increased sales by the Group's Italian motor operations, which were depressed somewhat by changes in the translation value of the lira into U.S. dollars, and by higher domestic exports, particularly to Asian floor care markets.

     Operating profit of this Group in the first half of 1997 was $29.8 million, essentially unchanged from the first six months of 1996. Operating profit margins increased to 13.0% of sales in the first half of 1997 from 12.7% a year ago, primarily due to the increased sales volume and operating efficiencies in the Group's Italian motor operations, as well as continued strong margins in the domestic motor operations. Offsetting these increases were lower profits from the specialty metals business due to their sales decline.

     The Electronic Instruments Group's sales for the first half of 1997 were
         ------------------------------
     $188.3 million, an increase of $6.7 million or 3.7% from the first half of 1996, primarily due to increased sales of aerospace instruments. Also contributing to the increase, to a lesser extent, were higher sales of instruments for heavy-vehicles, and the 1997 second quarter sales resulting from the Chatillon/Lloyd acquisition. These increases were reduced somewhat by lower worldwide sales of process instruments, and by lower sales of the chemical products business.

     Operating profit of the Group for the first six months of 1997 increased $3.0 million or 13.5% to $25.3 million. In addition to the overall higher sales volume, operating profit margins increased to 13.4% of sales for the first half of 1997 from 12.3% a year ago, mostly due to improved efficiencies resulting from the higher sales volume in the aerospace instruments operations.

                                 AMETEK, INC.
                                 ------------

FINANCIAL CONDITION
-------------------

          Liquidity and Capital Resources
          -------------------------------

          Working capital of continuing operations at June 30, 1997 amounted to $67.1 million, an increase of $16.8 million from December 31, 1996, due primarily to an increase in receivables resulting from the two new businesses acquired in the second quarter of 1997, and to the higher level of sales during the second quarter of 1997 relative to the fourth quarter of 1996. The percentage increase in receivables during these periods is less than the percentage increase in sales. The ratio of current assets to current liabilities at June 30, 1997 was 1.35 to 1, compared to 1.28 to 1 at December 31, 1996.

          Cash provided by continuing operations in the first half of 1997 totaled $28.6 million, compared to $24.6 million provided by continuing operations for the same period of 1996. The increase was due to the higher level of income from continuing operations in the current six-month period. Included in total operating activities was cash provided by the discontinued Water Filtration operations of $2.0 million for the first half of 1997, and $4.0 million for the same period of 1996.

          Cash used for investing activities in the first half of 1997 totaled $53.2 million, compared to cash used of $16.9 million in the same period last year. Cash expenditures in the first half of 1997 were primarily to fund the acquisition of two businesses requiring a total cash outlay of $35.3 million. Also, additions to property, plant and equipment in the first half of the current year totaled $16.5 million, compared to $14.3 million in the first half of 1996.

          Financing activities in the first six months of 1997 provided cash totaling $30.7 million, compared to cash used of $15.1 million in the same period of 1996. Short-term borrowings, which are primarily made under an existing $195 million Bank Credit facility, increased by $31.7 million during the first half of 1997, and included borrowings to fund the two acquired businesses noted previously. In addition, the June 30, 1997 balance sheet reflects the transfer of $25 million of the Company's outstanding debt to Culligan, which took place upon completion of the Water Filtration Business merger on August 1, 1997. The Company also funded dividend payments of $3.9 million, and received proceeds totaling $3.0 million from the exercise of employee stock options. Financing activities in the first half of 1996 included net repayments of short-term borrowings of $5.0 million, the repurchase, under the Company's ongoing stock repurchase program, of 600,000 shares of the Company's common stock at a total cost of $10.7 million, the funding of dividend payments totaling $3.9 million, and the receipt of proceeds of $4.7 million from the exercise of employee stock options.

          As a result of all cash flow activities, cash and cash equivalents and short-term marketable securities increased $9.8 million since December 31, 1996, to $18.6 million at June 30, 1997. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

                                 AMETEK, INC.
                                 ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

a)   Exhibits:

     Exhibit
     Number                        Description
     ------                        -----------

       27              Financial Data Schedule *

                       *  Schedule submitted in electronic format only.


b) Reports on Form 8-K: During the quarter ended June 30, 1997, the Company filed a Current Report on Form 8-K dated May 19, 1997, under Old Ametek's SEC File No. 1- 168, to report that it was seeking consent to a proposed amendment to its $150 million 9 3/4% Senior Notes due 2004. The Company also filed a Current Report on Form 8-K dated June 3, 1997, under Old Ametek's SEC File No. 1-168, to report that it had successfully received consents from a majority of its noteholders to the proposed amendment mentioned above.

                                 AMETEK, INC.
                                 ------------



                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      AMETEK, INC.
                                          --------------------------------------
                                                      (Registrant)




                                          By  /s/  Robert R. Mandos, Jr.
                                            ------------------------------------
                                                   Robert R. Mandos, Jr.
                                                   Comptroller
                                                  (Principal Accounting Officer)


August 14, 1997