Form 10-Q
period 1997-09-30
AMETEK INC/
filed 1997-11-14
CIK 1037868

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1997
                               ------------------------------------------------

                                      OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number 1-12981

                                 AMETEK, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            14-1682544
-------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                             Identification No.)


                  Station Square, Paoli, Pennsylvania   19301
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


     Registrant's telephone number, including area code   610-647-2121
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

  Yes   X    No
     -----     -----

  The number of shares of the issuer's common stock outstanding as of the latest practicable date was:

  Common Stock, $.01 Par Value, outstanding at October 31, 1997 was 32,996,853 shares.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
-----------------------------

                                 AMETEK, INC.
                                 ------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)
                (Dollars in thousands except per-share amounts)

                                                   Three months ended                      Nine months ended
                                                       September 30,                         September 30,
                                            ----------------------------------    --------------------------------
                                                  1997             1996 (a)             1997           1996 (a)
                                            ----------------      ------------    ----------------  --------------
Net sales                                       $   212,149       $   194,886          $   630,651     $   609,982
                                            ----------------      ------------    ----------------  --------------

Expenses:
   Cost of sales (excluding depreciation)           166,091           152,150              493,094         479,262
   Selling, general and administrative               16,141            15,779               49,794          50,333
   Depreciation                                       6,807             6,349               20,176          19,454
                                            ---------------      ------------     ----------------  --------------
     Total expenses                                 189,039           174,278              563,064         549,049
                                            ---------------      ------------     ----------------  --------------

Operating income                                     23,110            20,608               67,587          60,933
Other income (expenses):
   Interest expense                                  (4,729)           (4,705)             (13,868)        (14,509)
   Other, net                                         1,573               655                3,442           2,017
                                            ---------------      ------------     ----------------  --------------
Income from continuing operations
   before income taxes                               19,954            16,558               57,161          48,441
Provision for income taxes                            7,080             5,703               20,505          17,109
                                            ---------------      ------------     ----------------  --------------

Income from continuing operations                    12,874            10,855               36,656          31,332
Discontinued operations, net of taxes:
  Income from discontinued operation                    449             2,101                5,092           6,807
  Costs associated with disposition
    of discontinued operation                        (4,943)                -               (4,943)              -
                                            ---------------      ------------     ----------------  --------------
Net income                                      $     8,380       $    12,956          $    36,805     $    38,139
                                            ===============      ============     ================  ==============

Earnings (loss) per share :
  Income from continuing operations             $      0.39       $      0.33          $      1.12     $      0.96
  Discontinued operations:
     Income from discontinued operation                0.01              0.07                 0.15            0.21
     Costs associated with disposition
       of discontinued operation                      (0.15)                -                (0.15)              -
                                            ---------------      ------------     ----------------  --------------
Net income                                      $      0.25       $      0.40          $      1.12     $      1.17
                                            ===============      ============     ================  ==============

Cash dividends paid per share                   $      0.06       $      0.06          $      0.18     $      0.18
                                            ===============      ============     ================  ==============

Average common shares outstanding                33,061,671        32,622,601           32,874,066      32,675,187
                                            ===============      ============     ================  ==============

______________________
(a)  Restated for discontinued operations.


                            See accompanying notes.

                                 AMETEK, INC.
                               -----------------

                     CONDENSED CONSOLIDATED BALANCE SHEET
                               -----------------
                            (Dollars in thousands)

                                                                            September 30,                    December 31,
                                                                                1997                             1996
                                                                        ---------------------             --------------------
                                                                             (Unaudited)
ASSETS
------
Current assets:
    Cash and cash equivalents                                                       $   2,590                        $   2,354
    Marketable securities                                                               9,701                            6,441
    Receivables, less allowance for possible losses                                   135,084                          117,692
    Inventories                                                                        80,514                           86,531
    Deferred income taxes                                                              10,473                           11,007
    Other current assets                                                                6,698                            5,287
                                                                        ---------------------             --------------------
        Total current assets                                                          245,060                          229,312
                                                                        ---------------------             --------------------

Property, plant and equipment                                                         436,223                          416,068
    Less accumulated depreciation                                                    (253,409)                        (241,260)
                                                                        ---------------------             --------------------
                                                                                      182,814                          174,808
                                                                        ---------------------             --------------------

Intangibles, investments and other assets                                             116,881                           95,048
Net assets of discontinued operations                                                       -                           29,707
                                                                        ---------------------             --------------------
        Total assets                                                                $ 544,755                        $ 528,875
                                                                        =====================             ====================

 LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                                     $  19,930                        $  31,845
    Accounts payable                                                                   73,204                           74,220
    Accruals                                                                           76,859                           72,872
                                                                        ---------------------             --------------------
        Total current liabilities                                                     169,993                          178,937

Long-term debt                                                                        152,261                          150,333

Deferred income taxes                                                                  34,353                           33,493

Other long-term liabilities                                                            35,795                           36,614

Stockholders' equity                                                                  152,353                          129,498
                                                                        ---------------------             --------------------

        Total liabilities and stockholders' equity                                  $ 544,755                        $ 528,875
                                                                        =====================             ====================

                            See accompanying notes.

                                 AMETEK, INC.
                                 -----------
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                               Nine months ended
                                                                                                  September 30,
                                                                                    ---------------------------------------
                                                                                          1997                  1996 (a)
                                                                                    -----------------      ----------------
Cash provided by (used for):

Operating activities:
  Income from continuing operations                                                          $ 36,656              $ 31,332
    Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
     Depreciation and amortization                                                             24,391                24,907
     Deferred income taxes                                                                      2,842                 1,070
     Net change in operating working capital                                                  (12,876)              (12,160)
     Other                                                                                      1,207                (9,212)
                                                                                    -----------------      ----------------
   Cash provided by continuing operations                                                      52,220                35,937
   Cash provided by discontinued operations                                                     1,834                 6,155
                                                                                    -----------------      ----------------
      Total operating activities                                                               54,054                42,092
                                                                                    -----------------      ----------------

Investing activities:
  Additions to property, plant and equipment                                                  (27,932)              (22,180)
  Purchase of businesses                                                                      (39,786)                    -
  Proceeds from sale of assets                                                                  7,300                     -
  Increase in marketable securities and other                                                  (3,035)               (1,469)
                                                                                    -----------------      ----------------
      Total investing activities                                                              (63,453)              (23,649)
                                                                                    -----------------      ----------------

Financing activities:
  Change in short-term borrowings                                                              14,689                (6,577)
  Repurchases of common stock                                                                       -               (12,521)
  Cash dividends paid                                                                          (5,922)               (5,891)
  Proceeds from stock options                                                                   5,800                 5,708
  Other                                                                                        (4,932)                 (209)
                                                                                    -----------------      ----------------
      Total financing activities                                                                9,635               (19,490)
                                                                                    -----------------      ----------------


Increase (decrease) in cash and cash equivalents                                                  236                (1,047)

Cash and cash equivalents:
  As of January 1                                                                               2,354                 6,644
                                                                                    -----------------      ----------------

  As of September 30                                                                         $  2,590              $  5,597
                                                                                    =================      ================


_________________________________________________
(a)  Restated for discontinued  operations.

                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1997
                               ------------------
                                  (Unaudited)

Note 1 - Basis of Financial Statement Presentation
------   -----------------------------------------

    The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1997 and the consolidated results of its operations and cash flows for the three-and nine-month periods ended September 30, 1997 and 1996 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the Company's annual audited financial statements and related notes.

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

    As a result of the above transaction, the Water Filtration Business is reflected in the accompanying financial statements as a discontinued operation, and the financial information presented for prior periods have been restated on this basis.

    As the successor to Old Ametek, New Ametek continues with AMETEK's businesses, organization and affairs. In addition, upon completion of the Spin-off and merger, management of the Company reorganized the businesses of the Company into two groups: the Electromechanical Group and the Electronic Instruments Group. This new organizational structure better reflects the Company's principal emphasis on electromechanical and electronics-related businesses.

Note 2 - Discontinued Operations
------   -----------------------

    Discontinued operations represent the former Water Filtration Business of the Company (see Note 1). Summary operating results of discontinued operations to the July 31, 1997 date of discontinuance were as follows:

                                                               (Dollars in thousands)
                                                 Three months ended             Nine months ended
                                                    September 30,                  September 30,
                                               -----------------------          --------------------
                                               1997               1996           1997           1996
                                               ----               ----           ----           ----
    Net sales                                  $7,210            $17,877        $44,754        $54,412
                                               ======            =======        =======        =======
    Income before income taxes                 $  736            $ 3,151        $ 7,977        $10,441
    Provisions for income taxes                   287              1,050          2,885          3,634
                                               ------            -------        -------        -------
    Income from
      discontinued operation                   $  449            $ 2,101        $ 5,092        $ 6,807
                                               ======            =======        =======        =======

                                  AMETEK, INC.
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1997
                               ------------------
                                  (Unaudited)


Note 2 - Discontinued Operations (continued)
------   -----------------------

    Also included in results of the discontinued Water Filtration Business was a third quarter 1997 provision of $4.9 million, net of tax benefits of $1.1 million, for the one-time costs of the spin-off and merger.

Note 3 - Earnings Per Share
------   ------------------

    Earnings per share is based on the average number of common shares outstanding each period. No material dilution of earnings per share would result for the third quarter or first nine months of 1997 or 1996 if it were assumed that all outstanding stock options were exercised.

Note 4 - Acquisitions
------   ------------

    In May 1997, the Company purchased for cash a small German manufacturer of electric motors and fans. In early June 1997 the Company purchased the test and calibration products business of Technitrol, Inc., consisting of two Technitrol subsidiaries, John Chatillon & Sons, Inc., and Lloyd Instruments, Ltd., for cash. In July 1997 the Company purchased a privately held Danish manufacturer of temperature sensors and transmitters, and other process instruments; as well as a product line to expand its specialty metal products business. These acquisitions were accounted for by the purchase method, and, accordingly the results of operations of the acquired businesses are included in the Company's consolidated results from their respective dates of acquisition. The acquisitions would not have had a material effect on sales or earnings for the third quarter or the first nine months of 1997 or 1996 had they been made at the beginning of the respective periods.

    The aggregate cost of these acquisitions, which is subject to adjustment, totaled approximately $40 million in cash, plus approximately $2 million of debt assumed. At closing, approximately $3 million was recorded for the combination and relocation of certain operating facilities related to the test and calibration products acquisition.

Note 5 - Inventories
------   -----------

    The estimated components of inventory stated at lower of LIFO cost or market are:

                                                     In thousands
                                             -----------------------------
                                             September  30,   December 31,
                                                  1997            1996
                                            ---------------   ------------
                                              (Unaudited)
        Finished goods and parts                    $24,948        $23,410
        Work in process                              19,054         18,631
        Raw materials and purchased parts            36,512         44,490
                                                    -------        -------
                                                    $80,514        $86,531
                                                    =======        =======

                                  AMETEK, INC.
                                  ------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               September 30, 1997
                               ------------------
                                  (Unaudited)

Note 6 - New Accounting Standards
------   ------------------------

    Effective January 1, 1997, the Company adopted new accounting rules for environmental remediation liabilities. Adoption of the new rules had no effect on the Company's results of operations, financial position, or cash flows.

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share," which requires the Company to change the method currently used in computing earnings per share for financial statements issued for periods ending after December 15, 1997. Under the new requirements the dilutive effect of stock options will be excluded from the calculation of basic earnings per share. The impact of this change will have no effect on the Company's calculation of basic earnings per share, and the impact on the calculation of diluted earnings per share is not expected to be material.

    At the end of 1997, the Company also will be required to adopt FASB Statement No. 129, "Disclosure of Information about Capital Structure," which was issued by the FASB in February 1997. This Statement, which was issued in conjunction with Statement No. 128 discussed above, will centralize capital structure disclosure requirements. Adoption of this Statement is not expected to materially change the Company's capital structure disclosure.

    In June 1997, the FASB issued two new financial reporting standards. Statement No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income. The statement is effective for the Company's 1998 annual financial statements, and its adoption will have no effect on the Company's results of operations or financial position. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting annual and interim operating segment information. Statement No. 131 is effective for the Company's 1998 annual financial statements, and interim reporting beginning in 1999. Adoption of the Statement will have no effect on the Company's financial position or consolidated results of operations. The Company is presently studying the future effects of this Statement on the presentation of its segment information.

                                 AMETEK, INC.
                                 ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

   As mentioned in Note 1 to the financial statements, AMETEK completed the merger of its Water Filtration Business with Culligan Water Technologies, Inc. on August 1, 1997. Upon completion of the transaction, the Company reorganized its businesses into two operating groups: the Electromechanical Group and the Electronic Instruments Group. The Specialty Metal Products Division is now part of the Electromechanical Group. The Electronic Instruments Group now consists of the Precision Instruments businesses of the Company, plus the Chemical Products Division. Segment results of operations for prior periods shown in the table below have been restated to reflect the reorganization.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth sales and operating income by business segment:

                                  Three Months Ended      Nine Months Ended
                                      September 30,         September 30,
                                      -------------         -------------
                                   1997        1996       1997        1996
                                   ----        ----       ----        ----
                                               (Dollars in thousands)
    Net sales
    ---------
    Electromechanical             $111,062    $108,365   $341,252   $341,892
    Electronic Instruments         101,087      86,521    289,399    268,090
                                  --------    --------   --------   --------
     Total Consolidated           $212,149    $194,886   $630,651   $609,982
                                  ========    ========   ========   ========

    Operating income
    ----------------
    Electromechanical             $ 15,554    $ 14,610   $ 45,366   $ 44,335
    Electronic Instruments          12,316      10,662     37,585     32,935
                                  --------    --------   --------   --------
     Total Segments                 27,870      25,272     82,951     77,270
    Corporate and other             (4,760)     (4,664)   (15,364)   (16,337)
                                  --------    --------   --------   --------
     Total Consolidated           $ 23,110    $ 20,608   $ 67,587   $ 60,933
                                  ========    ========   ========   ========

    Operations for the third quarter of 1997 compared to the third quarter of
    -------------------------------------------------------------------------
    1996
    ----

The Company had record third quarter sales by continuing operations of $212.1 million, compared with sales of $194.9 million for the same quarter of 1996, an increase of 8.9%. The Electronic Instruments Group (EIG) led the sales increase, primarily due to continued growth in sales to aerospace markets, an improvement in sales by the Group's heavy-vehicle instrumentation business, and the sales contribution by the Chatillon/Lloyd test and calibration products business acquired in June of 1997. The Electromechanical Group (EMG) sales increase was due to higher sales of electric motors for floor care products to European and Asian markets, and higher sales from increased penetration of the outdoor power equipment markets, as well as increased sales of specialty metal products. A sales increase by the Group's Italian motor operations was substantially offset by the translation effect of a strong U.S. Dollar when measured against the Italian Lira.

                                  AMETEK, INC.
                                  ------------

Results of Operations (CONT'D)
---------------------

Segment operating income for the third quarter of 1997 increased $2.6 million or 10.3% to $27.9 million. The increase in profits was largely due to the sales increase. Segment operating income as a percentage of sales was 13.1% in the current third quarter, essentially unchanged from the same period of 1996. Consolidated operating income was $23.1 million in the third quarter of 1997, an increase of $2.5 million or 12.1% from the same quarter of 1996.

Other income, net increased $.9 million to $1.6 million in the third quarter of 1997 compared with the same quarter of 1996, due to higher interest and other investment income.

Income from continuing operations for the third quarter of 1997 was $12.9 million, or $.39 per share, compared with $10.9 million or $.33 per share in the same quarter of 1996, an improvement in income and per share results of approximately 18%. Net income for the third quarter of 1997 was $8.4 million, or $.25 per share, and included income from discontinued operations of the Water Filtration Business, disposed of on July 31, 1997, of $.4 million, or $.01 per share, and costs associated with the disposition of the discontinued operation of $4.9 million after-tax, or $.15 per share. This compares with net income of $13.0 million, or $.40 per share, for the same quarter of 1996, which included $2.1 million, or $.07 per share of income from discontinued operations.

   Electromechanical Group (EMG) sales totaled $111.1 million in the current
   -----------------------
   third quarter, an increase of $2.7 million or 2.5% from the same quarter of 1996. The sales increase was reduced by the divestiture of the Group's domestic heating, ventilating, and air conditioning (HVAC) motor business on July 1, 1997. The sales increase was due in part to higher sales of electric motors to European and Asian floor care markets generated by EMG's start-up plant in Shanghai, Peoples' Republic of China, and a motor manufacturer in Germany acquired in May of 1997. Higher exports of floor care motors by EMG's domestic motor operations were also achieved in the period. Increased sales by the Group's Italian motor operations were substantially offset by the translation of the Italian Lira into a strong U.S. Dollar. Higher sales of specialty metal products were also reported for the quarter. Partly offsetting the increases noted above, EMG's domestic motor operations experienced lower sales in the U.S. of motors for floor care products, due to the continuing softness in that market.

   EMG operating profit increased $.9 million or 6.5% to $15.6 million in the third quarter of 1997. Operating profit margins increased to 14.0% in the current third quarter from 13.5% in the same quarter of 1996. In addition to the profits from the overall sales increase, higher profits from EMG's domestic motor operations were realized following the July 1, 1997 sale of the Group's domestic HVAC motor business mentioned above, resulting from sharpening the focus on the Group's Technical Motor Division.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
---------------------

     In the Electronic Instruments Group (EIG), sales of $101.1 million in this
            ----------------------------
     year's third quarter increased $14.6 million or 16.8% from $86.5 million in the same quarter last year. A continuing trend of higher sales of instruments to commercial aerospace markets led the increase. EIG also reported higher sales of instruments to the heavy-vehicle industry, primarily resulting from growth in its markets. In addition, current third quarter EIG sales include the sales of the Chatillon/Lloyd test and calibration business purchased in June 1997.

     Group operating profit for the third quarter of 1997 was $12.3 million, reflecting an increase of $1.6 million or 15.5% from the same quarter of last year, mostly due to the sales increase noted above. Operating profit margins of 12.3% of sales in the current third quarter were essentially unchanged from a year ago. Higher sales volume and improved operating efficiencies in the heavy-vehicle instrumentation business were largely offset by inefficiencies in EIG's general gauge operations.

Operations for the first nine months of 1997 compared to the first nine months
------------------------------------------------------------------------------
of 1996
-------

  Sales by continuing operations for the first nine months of 1997 were $630.7 million, reflecting an increase of $20.7 million or 3.4% compared with the first nine months of 1996. The Electronic Instruments Group (EIG) led the increase, primarily from continuing higher sales of aerospace instruments. Higher sales of instrumentation to the heavy-vehicle industries and the 1997 sales contribution of the Chatillon/Lloyd acquisition also contributed to the EIG sales increase. Sales for the first nine months of 1997 for the Electromechanical Group (EMG) were essentially unchanged from the first nine months of 1996.

  Segment operating income for the first nine months of 1997 was $83.0 million, an increase of $5.7 million or 7.4% from the same period of 1996. Segment operating income as a percentage of sales increased to 13.2% for the first nine months of 1997 from 12.7% a year ago. The operating improvements were primarily from EIG's aerospace instrument operations and better performance by EMG's Italian motor operations.

  Corporate and other expenses decreased by $1.0 million to $15.4 million in the first nine months of 1997, mostly due to the absence of higher overall administrative expenses which were primarily incurred in the first quarter of the prior year. These improvements resulted in total operating income of $67.6 million in the first nine months of 1997, an increase of $6.7 million or 10.9% compared with the same period of 1996.

  Interest and other expenses, net, decreased $2.1 million or 16.5% to $10.4 million in the first nine months of 1997 compared with the same period of 1996. The decrease was due partly to higher investment income, and in part to lower interest expense caused by lower average debt outstanding during the current nine-month period.

                                  AMETEK, INC.
                                  ------------

Results of Operations (CONT'D)
---------------------

  Income from continuing operations for the first nine months of 1997 was $36.7 million, or $1.12 per share, compared to income from continuing operations of $31.3 million or $.96 per share for the same period of 1996, an income and per share improvement of 17%. Net income for the first nine months of 1997 was $36.8 million, or $1.12 per share, and included, after taxes, $5.1 million or $.15 per share of income from the discontinued Water Filtration Business, and $4.9 million, or $.15 per share, of costs associated with the disposition of the discontinued operation. This compares with net income of $38.1 million or $1.17 per share for the first nine months of 1996, which included income from discontinued operations of $6.8 million or $.21 per share.

     Overall sales by the Electromechanical Group (EMG) for the first nine
                          -----------------------
     months of 1997 were $341.3 million, essentially unchanged from the same period of 1996. Electric motor sales for the first nine months of 1997 were slightly higher than a year ago, although reduced somewhat by the effects of the Group's divestiture of its domestic HVAC motor business at the beginning of the current third quarter. Sales of motors for floor care products were mixed, as higher international sales, including exports by the Group's domestic operations, were mostly offset by continued softness in the domestic floor care market. Worldwide sales of motors to the outdoor power equipment markets continued to increase during 1997 compared with the same period of last year. However, those sales increases were offset by lower sales of EMG's specialty metal products for the first nine months of 1997 compared with a year ago.

     Operating profit of this Group in the first nine months of 1997 was $45.4 million, reflecting an increase of $1 million or 2.3% compared with the first nine months of 1996. Operating profit margins increased to 13.3% of sales in the first nine months of 1997 from 13.0% a year ago. Increased operating efficiencies in EMG's Italian motor operations, primarily from its higher sales volume, contributed to the increased profitability. Also contributing to the margin increase were higher profits experienced by the Group's domestic motor operations resulting from the sale of the domestic HVAC motor business at the beginning of the current third quarter. Partly offsetting these gains were lower profits from EMG's specialty metal products business as a result of the sales decrease noted above.

     The Electronic Instruments Group's (EIG) sales for the first nine months of
         ------------------------------
     1997 were $289.4 million, an increase of $21.3 million or 7.9% from the first nine months of 1996, primarily from increased sales of aerospace instruments. Also contributing to the increase were higher sales of instruments for heavy-vehicles, and the sales contribution from the June 1997 Chatillon/Lloyd acquisition. These increases were reduced somewhat by lower worldwide sales of process instruments, and by lower sales of the Group's chemical products business.

                                  AMETEK, INC.
                                  ------------

Results of Operations (CONT'D)
---------------------

     Operating profit of the Group for the first nine months of 1997 increased $4.6 million or 14.1% to $37.6 million. Operating profit margins increased to 13.0% of sales for the first nine months of 1997 from 12.3% a year ago as a result of the overall higher sales volume and improved operating efficiencies in the Group's aerospace and heavy-vehicle instrumentation businesses.

FINANCIAL CONDITION
-------------------

     Liquidity and Capital Resources
     -------------------------------

     Working capital from continuing operations at September 30, 1997 amounted to $75.1 million, an increase of $24.7 million compared with December 31, 1996, due primarily to an increase in receivables partly resulting from new businesses acquired during 1997, and from the higher level of sales during the third quarter of 1997 relative to the fourth quarter of 1996. Also contributing to the working capital increase was a reduction in short-term borrowings of $11.9 million. The Company incurred additional short-term borrowings to fund business acquisitions made in the first nine months of 1997. It also transferred $25 million to Culligan Water Technologies, Inc. in connection with the spin-off and merger of the Water Filtration Business into Culligan on August 1, 1997. The ratio of current assets to current liabilities at September 30, 1997 was 1.44 to 1, compared to 1.28 to 1 at December 31, 1996.

     Cash provided by continuing operations in the first nine months of 1997 totaled $52.2 million, compared with $35.9 million for the same period of 1996. The increase was due partly to the higher earnings level in 1997, and in part to the net change in the level of funding of noncurrent operating assets and liabilities. Included in total operating activities was cash provided by the discontinued Water Filtration operations of $1.8 million for the first nine months of 1997, and $6.2 million for the same period of 1996.

     Cash used for investing activities in the first nine months of 1997 totaled $63.5 million, compared with cash used of $23.6 million in the same period last year. Cash expenditures in the first nine months of 1997 were primarily to fund the acquisition of three businesses and a product line, requiring a total cash outlay of $39.8 million. Additions to property, plant and equipment in the first nine months of the current year totaled $27.9 million, compared with $22.2 million in the same period of 1996. Sale of the Company's domestic HVAC motor business in the third quarter of 1997 contributed cash proceeds of $7.3 million.

                                 AMETEK, INC.
                                 ------------

Financial Condition
-------------------

     Liquidity and Capital Resources
     -------------------------------

     Financing activities in the first nine months of 1997 provided cash totaling $9.6 million, compared with cash used of $19.5 million in the same period of 1996. The Company had a net increase in short-term borrowings during the first nine months of 1997 of $14.7 million, primarily to fund the acquisitions previously mentioned. The Company also transferred $25 million of its short-term debt to Culligan Water Technologies, Inc. on August 1, 1997 upon completion of the disposition of its former Water Filtration Business. Other financing activities in 1997 include $4.8 million in cash expenditures for the transaction costs associated with the Water Filtration disposition; dividend payments of $5.9 million; and the receipt of proceeds totaling $5.8 million from the exercise of employee stock options. Financing activities in the first nine months of 1996 included net repayments of short-term borrowings of $6.6 million, the repurchase, under the Company's ongoing stock repurchase program, of 698,000 shares of the Company's common stock at a total cost of $12.5 million, the funding of dividend payments totaling $5.9 million, and the receipt of proceeds of $5.7 million from the exercise of employee stock options.

     As a result of all cash flow activities, cash and cash equivalents and short-term marketable securities increased $3.5 million since December 31, 1996, to $12.3 million at September 30, 1997. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

                                 AMETEK, INC.
                                 ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

A Special Meeting in lieu of the Annual Meeting of Stockholders of the Company was held on July 30, 1997. The following matters were voted on at the Annual
Meeting:

     1)   The proposed Spin-off and Merger of the Company's Water Filtration
          ------------------------------------------------------------------
          Business into Culligan Water Technologies, Inc. ("Culligan"); and
          -----------------------------------------------------------------
          related transactions:
          ---------------------

          The stockholders approved the Spin-off and Merger of the Company's Water Filtration Business into Culligan as proposed. There were 25,186,935 shares voted for approval; 162,683 shares voted against; 176,036 abstentions, and 7,399,947 shares not voting.

     2)   Election of Directors.  The following persons were elected as
          ----------------------
          directors:

                                          Number of Shares
                                      -------------------------
                                                  Voted against
                Name                  Voted for    or withheld
            ------------------------  ----------  -------------
            Walter E. Blankley        28,164,487      4,761,114
            Lewis G. Cole             28,254,427      4,671,174
            Helmut N. Friedlaender    28,263,272      4,662,329
            Sheldon S. Gordon         28,273,472      4,652,129
            Charles D. Klein          28,247,449      4,678,152
            James R. Malone           28,258,763      4,666,838
            David P. Steinmann        28,255,035      4,670,566
            Elizabeth R. Varet        28,252,624      4,672,977

     3)   Appointment of Independent Auditors.  The stockholders approved the
          ------------------------------------
          appointment of Ernst & Young LLP as independent auditors for the Company for the year 1997. There were 28,409,039 shares voted for approval; 65,132 shares voted against; 145,561 abstentions, and 4,305,869 shares not voting.

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

b) Reports on Form 8-K: During the quarter ended September 30, 1997, the Company filed a Current Report on Form 8-K dated July 31, 1997 to report the Spin-off and Merger of its Water Filtration Business into Culligan Water Technologies, Inc. On August 26, 1997, the Company filed an Amendment to the Report on Form 8-K mentioned above to provide the required audited financial statements and related financial information of the Company.

                                  AMETEK, INC.
                                  ------------


                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  AMETEK, INC.
                                   -----------------------------------
                                                  (Registrant)



                                   By   /s/    Robert R. Mandos, Jr.
                                     ---------------------------------
                                               Robert R. Mandos, Jr.
                                               Comptroller
                                               (Principal Accounting Officer)


November 13, 1997