Form 10-K
period 1997-12-31
AMETEK INC/
filed 1998-03-11
CIK 1037868

                               [CONFORMED COPY]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                             ---------------------

(Mark One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 1-12981

                             ---------------------

                                 AMETEK, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              14-1682544
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

       STATION SQUARE, PAOLI, PA                        19301
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                                (610) 647-2121
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS              ON WHICH REGISTERED
             -------------------            -----------------------
     COMMON STOCK, $.01 PAR VALUE (VOTING)  NEW YORK STOCK EXCHANGE
                                            PACIFIC EXCHANGE, INC.
        9 3/4% SENIOR NOTES DUE 2004        NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE
                             (TITLE OF EACH CLASS)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                                   ----     ----
  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 1998, was $850,295,894.

  The number of shares of common stock outstanding as of February 27, 1998, was 32,818,149.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the Proxy Statement for Annual Meeting of Stockholders on April 21, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  AMETEK, INC.

                          1997 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                                  PAGE(S)
                                                                                                  -------
                                     PART I
Item 1.   Business...............................................................................     3
Item 2.   Properties.............................................................................    10
Item 3.   Legal Proceedings......................................................................    11
Item 4.   Submission of Matters to a Vote of Security Holders....................................    11
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................    11
Item 6.   Selected Financial Data................................................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..    13
Item 8.   Financial Statements and Supplementary Data............................................    20
Item 9.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure....    45
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................    45
Item 11.  Executive Compensation.................................................................    45
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................    45
Item 13.  Certain Relationships and Related Transactions.........................................    45
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................    45
Signatures......................................................................................     46
Index to Exhibits...............................................................................     47

                                    PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

  AMETEK, Inc. ("AMETEK" or the "Company") was incorporated in Delaware in 1986, and maintains its principal executive offices in suburban Philadelphia at Station Square, Paoli, PA 19301. The Company is the successor to AMETEK, Inc. which was originally incorporated in Delaware in 1930 under the name of American Machine and Metals, Inc. (Old Ametek). In July 1997, Old Ametek distributed to its shareholders on a share-for-share basis all of the shares of AMETEK which at that time owned all of the Old Ametek's businesses other than its water filtration business. Promptly thereafter, Old Ametek (which then held only the water filtration business) was merged with a subsidiary of Culligan Water Technologies, Inc. ("Culligan") in exchange for shares of common stock of Culligan which were issued to the shareholders of Old Ametek. Unless the context otherwise requires, references herein to AMETEK or the Company shall include Old Ametek for any periods prior to the date of such share-for-share distribution.

  AMETEK is a global manufacturer of electric motors and electronic instruments. Operations are in North America, Europe, and Asia, with 38% of sales to international markets. The Company has a significant market share for many of its products. The Electromechanical Group (EMG) is the world's largest producer of electric motors and motor-blowers for vacuum cleaners and other floor-care products; it also produces specialty metals for electrical and other applications. The Electronic Instruments Group (EIG) (formerly the Precision Instruments Group) builds technologically advanced monitoring, sensing, calibration, and display devices for the aerospace, process, and heavy-vehicle industries. The Company continues to grow through a primary focus on manufacturing electrical and electronic products in which its technology and cost advantages lead to a significant share of targeted markets.

 Continuation of Shareholder Value Enhancement Plan

  In November 1993, the Company initiated a Shareholder Value Enhancement Plan (the "Plan") with the objective of improving AMETEK's earnings growth and financial returns through a combination of financial and operating strategies.

  The Plan's financial strategies consisted of a public debt issuance and a debt refinancing (both completed in 1994), a dividend reduction (adopted at the same time as the Plan), and an ongoing share repurchase program. From inception of the Plan through December 31, 1997, AMETEK repurchased approximately 29% of its shares outstanding at December 31, 1993. This represents approximately 12.4 million shares of common stock, which were repurchased at an aggregate repurchase price of $176 million, or an average cost of $14.12 per share. Current share repurchases by the Company are being made under a $50 million share repurchase program authorized by AMETEK's Board of Directors in 1996, of which $42.8 million was unexpended at December 31, 1997.

  Shortly after the Plan was initiated in 1993, AMETEK implemented certain of its operating strategies by restructuring its former Precision Instruments Group and incurring after-tax charges of $33.5 million. The Plan's four growth strategies are: (i) achieving operational excellence through improved asset management, increasing operating synergies, reducing cycle times, and implementing flow manufacturing; (ii) intensifying new product development, especially in the electric motor-blower, electronic instruments, and specialty metals product lines; (iii) completing strategic acquisitions and alliances, which further expand AMETEK's technological and manufacturing advantages and market position in its core businesses; and (iv) pursuing global and market expansion, especially in Europe, Asia, and Latin America.


 Recent Developments

SPIN-OFF AND MERGER OF THE COMPANY'S WATER FILTRATION BUSINESS

  On July 31, 1997, the non-water filtration businesses of Old Ametek were transferred to the Company (which was then a wholly-owned subsidiary of Old Ametek and was known as AMETEK Aerospace Products, Inc.), and the shares of the Company were distributed to Old Ametek's shareholders on a one-for-one basis (the "Spin-off"). Immediately after the Spin-off, AMETEK Aerospace Products, Inc. was renamed AMETEK, Inc. and relisted on the New York Stock Exchange.

  On August 1, 1997, Old Ametek (which then constituted only the water filtration business) was merged with a subsidiary of Culligan Water Technologies, Inc. ("Culligan") in a tax-free transaction valued on that date at approximately $172 million, including the assumption by Culligan of $25 million of the Company's bank debt. Culligan issued approximately 3.5 million shares of its common stock to AMETEK's shareholders in exchange for all of their shares of Old Ametek common stock representing the net assets of AMETEK's Water Filtration Business.

REORGANIZATION OF THE COMPANY'S OPERATING GROUPS

  Concurrent with the Merger of AMETEK's Water Filtration Business into Culligan, AMETEK reorganized its operating groups to better reflect management's focus on electromechanical and electronics-related businesses. The ongoing businesses of the Company were reorganized from three operating groups into two operating groups (Electromechanical and Electronic Instruments).

ACQUISITIONS AND INVESTMENTS IN BUSINESSES

  In June 1997, the Company completed the acquisition of the Test and Measurement Products business of Technitrol, Inc. and in July 1997, it purchased a small Danish instrument manufacturer, both acquired for EIG. For EMG, in May 1997 the Company acquired the assets of a small German electric motor manufacturer and in July 1997, it acquired a new metal powder product line. EMG has continued expanding worldwide production of its electric motors for both floor-care and non-floorcare applications, by opening new facilities during 1997 in Shanghai, People's Republic of China (PRC), Reynosa, Mexico, and Nachod, the Czech Republic.

  In early January 1998, the Company acquired Rotron, Inc., a subsidiary of EG&G, Inc., for approximately $103 million in cash, subject to adjustment. Rotron manufactures brushless, direct current (DC) motors and motor-blowers for aerospace, mass transit, military and industrial markets, complementing EMG's brushless DC motor business, and establishing EMG with a larger position in the rapidly growing technical motor market.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN OPERATIONS, AND EXPORT SALES

  Business segment and geographic information are shown on pages 40-42 of this report.

  One of the Company's four growth strategies is global market expansion, which is subject to certain risks that are inherent in conducting business outside the United States, such as fluctuation in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political and regulatory policies of the countries in which business is conducted. Expansion of the Company's foreign sales has resulted from a combination of increasing levels of export sales of products manufactured in the United States, sales from overseas operations, and sales resulting from strategic alliances.

NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

  The products and markets of each operating business segment are described below:

ELECTROMECHANICAL GROUP

  EMG is the world's largest producer of high-speed, air-moving electric motors for original equipment manufacturers (OEMs) of floor-care products. The design and manufacture of small vacuum motors with fans rotating at high speeds requires advanced manufacturing technology. EMG addresses complex motor-blower dynamics including heat, noise, vibration, and wear, in designing its customized products. EMG also produces specialty metal products serving the electronics, telecommunications, consumer, automotive, and other markets. EMG has a leading market share for its electric motors in North America and Western Europe, and a growing share in the Pacific Rim; it has expanded its operations worldwide by leveraging manufacturing and technological expertise developed over many years.

  EMG has grown its business by extending its technological expertise in manufacturing high-speed, air-moving electric motors for a variety of targeted markets, with its primary focus currently on the floor-care market and small appliances. EMG has formed alliances with OEM customers to design and manufacture cost-effective products for numerous floor-care applications. EMG also is using its technological and marketing expertise in an effort to penetrate new markets, such as outdoor power equipment, where it is establishing alliances with major customers.

  To achieve further global expansion, EMG is building on its market leadership in the floor-care markets of North America and Europe through initiatives in Eastern Europe, Latin America, and the Pacific Rim. Start-up electric motor production operations in Shanghai (PRC), Mexico, and the Czech Republic began contributing to manufacturing capacity in 1997, and are expected to contribute more significantly in the future. Those expanding operations are focusing first on reducing costs, and later on expanding global markets. About 50% of EMG sales are outside the United States.

  EMG employs approximately 3,300 people, of which approximately 1,700 are covered by collective bargaining agreements. It has 14 manufacturing plant facilities: seven in the United States, three in Italy, and one each in Mexico, Germany, the PRC and the Czech Republic. EMG produced approximately 22 million motor products in 1997 with flexible, automated production lines designed for low-cost, high-volume operations. Advanced technological resources enable EMG to provide customers with custom-designed products.

 Floor-Care Market and Product Line

  About 60% of EMG sales are to floor-care markets, where it has a leading share through sales of air-moving electric motors to most of the world's major floor-care OEMs. Those include integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor-care products, ranging from hand-held, canister and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications. Customers include Matsushita, Bissell, Royal, Electrolux-Eureka, SEB-Rowenta, Goblin, Dyson, Moulinex, and Hoover Ltd.

  A large portion of the sales growth in the floor-care industry has been achieved by marketing products to vertically integrated vacuum cleaner manufacturers that decide to outsource motor production to realize the economic and operational advantages of reducing or discontinuing their own motor production. By purchasing EMG's motors, vacuum cleaner manufacturers can reduce the otherwise substantial capital expenditures necessary to manufacture motors for rapidly changing consumer demands. The global consumer trend toward owning multiple floor-care products increases the variety and frequency of these investments by OEMs, which are striving to operate more economically.

  EMG's new product development focuses on enhancing motor-blower cost-performance through advances in power, efficiency, size, weight, and quieter operation. EMG's World Lamination(TM) motor design completes the family of products that utilize standard componentry and offers superior performance-to-weight ratio for a broad range of applications. A new line of high-efficiency fans complement this motor and are targeted as one of EMG's major growth initiatives for floor-care applications all over the world.

  EMG has a significant position in the European floor-care market. The electric motors it produces in Italy are similar to those produced in the United States. Capacity and productivity in Italy have been increased through capital investment and such initiatives as manufacturing integration, automation, inventory management, and increased labor flexibility.

 Technical Motor Market and Product Line

  EMG's brushless motors are used in computer equipment, business machines, and medical equipment. Brushless motors offer spark free commutation and high reliability. They are increasingly utilized in medical and other applications in which long life and speed control are important. Continuing product developments include the use of brushless motors in systems designed to assist patients with sleep-breathing disorders and in hospital air-mattress systems, as well as systems that recover gasoline fumes at automotive fueling stations. In July 1997, EMG sold its North American heating, ventilating, and air conditioning (HVAC) AC induction electric motor business, thereby allowing the Company to sharpen its focus on growth opportunities in market segments where the Company can leverage its global leadership in brushless air-moving electric motors. Customers of EMG's Technical Motor Division include Thomas Industries, Gast, Kinetic Concepts, and Hill-Rom.

  The acquisition of the Rotron motor business in January 1998, noted earlier, will expand the growth, competitive position, markets, and product technology of the Rotron Technical Motor Division.

 Outdoor Power Equipment Product Line

   EMG manufactures motors for consumer products in the outdoor power equipment market, including lawn and garden equipment, as well as chainsaws, high-pressure power washers, and low-pressure paint sprayers. EMG is capitalizing on its manufacturing infrastructure, technical expertise and global marketing strengths in air-moving electric motors to create growth opportunities in this market. EMG now serves most of the world's major producers of outdoor power equipment, including Poulan, Black & Decker, Kaercher, and Flymo.

 Specialty Metals Markets and Product Line

  This business manufactures high-purity, engineered metal powders, high-purity strip and wire from metal powders; and clad products, with specific metallurgical properties. Its niche market focus is based upon proprietary manufacturing technology and strong customer relations. During 1997, AMETEK acquired a new technology from Format, Inc., expanding its fully dense powder metal components technology and product range. The Company also expanded its product line of metal matrix composites during 1997, by acquiring an exclusive license to produce composites of silicon-carbide aluminum in the United States that are used in thermal management applications for electronics products. Markets served include electronics, telecommunications, consumer products, automotive, and energy production. Other new product developments include patented Ultra (TM) stainless steel metal powders and copper-based Spinodal(TM) alloys. Customers include DuPont, Regal Ware, Inc., Stoody Co., Smith International, and Pall Corp.

 Customers

  EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG's operations. Approximately 21% of EMG's sales for 1997 were made to its five largest customers.

ELECTRONIC INSTRUMENTS GROUP

  EIG applies its niche market focus and superior technology to produce monitoring, calibration, and display instruments for the aerospace, process, and heavy-vehicle industries, as well as certain chemical and industrial products.

  EIG's growth is based on competitive advantages that include designing products for specific customer applications, which are significantly differentiated from or lower in cost than competitive products. EIG is among the leaders in many of the niche markets it serves, including aerospace fuel-flow meters, heavy-vehicle instrument panels, oxygen analyzers, and pressure gauges. About 25% of sales are to markets outside the United States. EIG employs approximately 3,300 people, of which approximately 1,100 are covered by collective bargaining agreements.

  In 1993, EIG aggressively restructured operations and reduced costs to increase profitability. Ongoing initiatives include achieving additional synergies, improving asset management, and optimizing the benefits of prior actions.

 Aerospace Market and Product Line

  Approximately one-third of EIG revenues are from the sale of aerospace products, including airborne-data systems; turbine engine temperature measurement; vibration-monitoring systems indicators and displays; fuel and fluid measurements; and sensors, switches and cable harnesses. Its customers are the leading producers of airframes and jet engines, commercial airlines, and aircraft operators. EIG serves all segments of commercial aerospace, including helicopters, business jets, commuter aircraft, and commercial airliners. Customer support includes parts warehousing and maintenance programs. Aerospace products are designed to customer specifications at design centers in Sellersville, PA. and Wilmington, MA. and then are manufactured to stringent operational and reliability requirements. Manufacturing operations are located in Binghamton, NY. and Wilmington, MA. A repair and maintenance facility is located in Seattle, WA.

  The aerospace business operates in niche markets, where its products have a technological and/or cost advantage. Its 50 years of experience as an aerospace contractor and its long-standing customer relationships with global commercial aircraft OEMs are significant competitive advantages. Its new products are now in service on the Boeing B777 airliner, the Bombardier Global Express business jet, and the Agusta 109 helicopter. Other aircraft with EIG products aboard include: Learjet 45/60, Bell Boeing 609, Boeing 737/747/757/767, Airbus A300/319/320/330/340, Beechjet, Sikorsky S-76, Cessna
Citation, Embraer EMB 120, Dehaviland DASH-S, Saab 340 and SK-60, Mitsubishi MU2000, and the Bell 407. Jet engines with EIG products include GE 90, Pratt & Whitney 4000 series, Rolls Royce Trent 700/800, GE CF6-50/80 series, and CFM56 series.

  Demand in the aerospace market has strengthened significantly as airlines replace aging fleets, passenger miles increase, and airline profits improve.

 Process and Analytical Instruments Market and Product Line

  Approximately 38% of EIG sales are process measurement, calibration, test and analytical instruments. These include pressure gauges and transducers; oxygen, moisture, combustion and liquid analyzers, and emission monitors; and force measurement products. The focus is on the process industry, which includes refinery and petrochemical plants, power generation, specialty gas, water and waste treatment, natural gas distribution, and semiconductor fabrication. EIG is one of the leaders in the North American pressure gauge market. This market has been adversely affected by low-cost offshore products. EIG is reducing costs by continuing with the initial restructuring of its Sellersville, PA. operations and through a 50% owned joint venture that manufactures low-cost pressure gauges in the PRC and Taiwan, where the joint venture also markets those products. EIG is refocusing its domestic manufacturing on more advanced pressure measurement products.

  The process industry's rate of growth has started to improve. Reduced refinery and petrochemical plant construction and lower industry operating rates, resulting in part from increased environmental regulations, previously had lowered demand, particularly in the United States.

  In June 1997, AMETEK completed the strategic acquisition of the Test & Measurement Products division of Technitrol, Inc. Following the acquisition, EIG's Mansfield & Green product line was combined with the Chatillon(R) and Lloyd Instruments(TM) product lines to form the Test and Calibration Instruments (TCI) Division and positioned itself for global expansion in the $800 million force measurement market. Synergies between the businesses include complementary customers, consolidated operations, products and distribution channels and an excellent technology fit. TCI manufactures a comprehensive line of force-measurement and material testing devices in the United States and Europe, including hand-held gauges, electronic instruments, and test stands. It also provides analytical software and support services. TCI's products are marketed worldwide under the Chatillon, Lloyd, Erichsen, and Davenport brand names through a global network of distributors, sales representatives, and direct sales.

  EIG's customers in this market include Exxon, DuPont, Intel, General Motors, Praxair, Applied Materials, and Revlon.

 Heavy-Vehicle Market and Product Line

  Approximately 17% of EIG sales are electronic and electromechanical instruments and instrument panels for heavy vehicles, such as Class 8 heavy trucks. New products, acquisitions, and the addition of construction and agricultural vehicle markets have increased the markets served. The 1995 acquisition of privately held Dixson, Inc. added to EIG's lead position in the U.S. heavy-truck market and increased market share in other heavy-vehicle instrument segments, including agricultural, construction, and off-road vehicles. Dixson also had a complementary customer base, a market position in Europe, and product development capabilities in solid-state instruments that primarily monitor engine operating parameters. Sales of these products in 1997 improved from 1996, when sales were reduced by a down-cycle in the heavy-truck industry. Customers include Peterbilt and Kenworth, Mack, Volvo, Freightliner, Ford, Clark, and Caterpillar.

 Chemical and Industrial Markets and Product Line

  Products include silicas, phenolic resins, and Teflon(R) (a registered trademark of DuPont) polymer products for high-temperature and highly corrosive applications and heat exchangers. Product applications include protective welding curtains and products for the filtering of molten metal. EIG also is a custom compounder of specialty resins and thermoplastics with enhanced properties, such as fire retardance and improved adhesion. Markets include electronics, automotive parts, appliances, and telecommunications. Customers include Exxon, Mytex, Kansetsu, DuPont, Uniroyal, and Allied Signal.

 Customers

  EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on the EIG's operations. Approximately 24% of EIG's 1997 sales were made to its five largest customers.

MARKETING

  Generally, the Company's marketing efforts are organized and carried out at the group and divisional levels. Given the similarity and technical nature of its many products as well as its significant worldwide market share, EMG conducts most of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors in the U.S. and in other countries.

  EIG makes significant use of distributors and sales representatives in marketing its products. However, its specialized customer base of aircraft and jet engine manufacturers, and airlines are served primarily by its direct sales engineers.

COMPETITION

  In general, most of the Company's markets are highly competitive. The principal elements of competition for the Company's products are price, product technology, distribution, quality, and service.

  EMG's primary competitors in the U.S. floor-care market are few. Although each competitor has a smaller market share, each is a division or subsidiary of a corporation which possesses resources which are equal to or greater than the Company's. There is additional potential competition from vertically integrated manufacturers of floor-care products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production. In Europe, competition comes from a small group of large competitors and numerous small competitors. Specialty Metal Products comprises five niche product lines that have few competitors. The primary competition is from alternative materials and processes.

  In the markets served by EIG, the Company believes that it is one of the world's largest pressure gauge manufacturers and ranks among the leading U.S. producers of certain measuring and control instruments. It also is one of the leading instrument and sensor suppliers to commercial aviation. Competition is strong and could intensify for certain aerospace products. In the pressure gauge and heavy-vehicle markets served by EIG, only a limited number of companies compete on price and technology. In the process and analytical instruments markets, numerous companies in each market niche compete on the basis of product quality, performance, and innovation. For EIG's chemical and industrial products, competition mainly comes from producers of substitute materials.

BACKLOG AND SEASONAL VARIATIONS OF BUSINESS

  The Company's approximate backlog of unfilled orders by business segment at the dates specified was as follows:

                                                               DECEMBER 31,
                                                           --------------------
                                                            1997  1996*  1995*
                                                           ------ ------ ------
                                                              (IN MILLIONS)
      Electromechanical................................... $119.8 $103.7 $116.1
      Electronic Instruments..............................  125.4  115.5  110.3
                                                           ------ ------ ------
      Total............................................... $245.2 $219.2 $226.4
                                                           ====== ====== ======

--------
* Restated for discontinued operations of the Water Filtration Business and for the reorganization of the Company's operating groups into two segments effective August 1, 1997.

  Of the total backlog of unfilled orders at December 31, 1997, essentially all are expected to be shipped by December 31, 1998.

  The Company believes that neither its business as a whole, nor either of its business segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

RAW MATERIALS

  The Company's business segments obtain raw materials and supplies from a variety of sources, and generally from more than one supplier. However, in the Electromechanical segment, certain items are available only from a limited number of suppliers. The Company believes its sources and supplies of raw materials are adequate for its needs.

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

  The Company is committed to appropriate research, product development, and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development, and engineering costs during the past three years were: 1997- $34.8 million, 1996-$35.9 million, and 1995-$32.0 million. These amounts included net Company-funded research and development expenses of: 1997-$19.5 million, 1996-$17.1 million, and 1995-$15.5 million. Such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

ENVIRONMENTAL COMPLIANCE

  Information with respect to environmental compliance by the Company is set forth on page 19 of this report in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Environmental Matters."

PATENTS, LICENSES, AND TRADEMARKS

  The Company owns numerous unexpired U.S. patents, and foreign patents, including counterparts of its more important U.S. patents, in the major industrial countries of the world. The Company is a licensor or licensee under patent agreements of various types, and its products are marketed under various registered and unregistered U.S. and foreign trademarks and trade names. However, the Company does not consider any single patent or trademark, or any group thereof, essential either to its business as a whole or to either of its business segments. The annual royalties received or paid under license agreements are not significant to either of its business segments or to the Company's overall operations.

EMPLOYEES

  At December 31, 1997, the Company employed approximately 6,700 individuals, of which 2,800 were covered by collective bargaining agreements.

WORKING CAPITAL PRACTICES

  The Company does not have extraordinary working capital requirements in either of its business segments. Customers generally are billed at normal trade terms which may include extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles and are responsive to the normal delivery requirements of customers.

ITEM 2. PROPERTIES

  The Company has 36 operating plant facilities in 12 states and seven foreign countries. Of these facilities, 28 are owned by the Company and 8 are leased. The properties owned by the Company consist of approximately 414 acres, of which approximately 3.3 million square feet are under roof. Under lease is a total of approximately 595,000 square feet. The leases expire over a range of years from 1998 to 2009, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan and China provide the Company with additional production capacity through the Company's 50% ownership in a joint venture. The Company's executive offices in Paoli, PA. occupy approximately 34,000 square feet under a lease that will expire in 2002.

  The Company's machinery, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

                                        NUMBER OF
                                     PLANT FACILITIES     SQUARE FEET UNDER ROOF
                                     ------------------   ------------------------
                                      OWNED     LEASED       OWNED       LEASED
                                     --------  --------   ------------ -----------
      Electromechanical.............        13         1     1,575,000    232,000
      Electronic Instruments........        15         7     1,745,000    363,000
                                      --------  --------  ------------ ----------
        TOTAL.......................        28         8     3,320,000    595,000
                                      ========  ========  ============ ==========

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also listed on the Pacific Exchange, Inc. On February 27, 1998, there were approximately 4,000 record holders of the Company's common stock.

  Market price and dividend information with respect to the Company's common stock are set forth on page 43 in the section of the Notes to the Consolidated Financial Statements entitled "Quarterly Financial Data (Unaudited)." Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA

                                            YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------------------
                             1997          1996          1995           1994              1993
                          -----------   -----------   -----------   ------------       -----------
CONSOLIDATED OPERATING
RESULTS                    (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales...............  $     847.8   $     800.0   $     781.8   $      720.7       $     651.4
Total costs and
 expenses(/1/)..........        755.8         717.2         703.1          657.1             661.0
                          -----------   -----------   -----------   ------------       -----------
Operating income
 (loss).................         92.0          82.8          78.7           63.6              (9.6)
Interest and other
 expenses (net).........        (13.8)        (16.4)        (20.1)         (17.6)            (11.2)
                          -----------   -----------   -----------   ------------       -----------
Income (loss) from
 continuing operations
 before income
 taxes(/1/).............         78.2          66.4          58.6           46.0             (20.8)
Provision for (benefit
 from) income taxes.....         27.9          23.3          21.7           17.0              (7.5)
                          -----------   -----------   -----------   ------------       -----------
Income (loss) from
 continuing operations..         50.3          43.1          36.9           29.0             (13.3)
Discontinued operations
 and other nonrecurring
 items, net of
 taxes(/2/).............          0.1           8.1          15.4            2.0               6.0
                          -----------   -----------   -----------   ------------       -----------
Net income (loss)(/1/)..  $      50.4   $      51.2   $      52.3   $       31.0       $      (7.3)
                          ===========   ===========   ===========   ============       ===========
Basic earnings (loss)
 per share(/3/):
 Income (loss) from
  continuing
  operations(/1/).......  $      1.53   $      1.32   $      1.10   $       0.78       $     (0.30)
 Discontinued operations
  and other nonrecurring
  items(/2/)............          --           0.25          0.46           0.06              0.13
                          -----------   -----------   -----------   ------------       -----------
 Net income (loss)......  $      1.53   $      1.57   $      1.56   $       0.84       $     (0.17)
                          ===========   ===========   ===========   ============       ===========
Diluted earnings (loss)
 per share(/3/):
 Income (loss) from
  continuing
  operations(/1/).......  $      1.49   $      1.30   $      1.08   $       0.77       $     (0.30)
 Discontinued operations
  and other nonrecurring
  items(/2/)............          --           0.24          0.46           0.06              0.13
                          -----------   -----------   -----------   ------------       -----------
 Net income (loss)......  $      1.49   $      1.54   $      1.54   $       0.83       $     (0.17)
                          ===========   ===========   ===========   ============       ===========
Dividends declared and
 paid per share.........  $       .24   $       .24   $       .24   $        .24       $       .57
                          ===========   ===========   ===========   ============       ===========
Average common shares
 outstanding(/3/):
 Basic shares...........         32.9          32.7          33.4           37.1              43.9
                          ===========   ===========   ===========   ============       ===========
 Diluted shares.........         33.9          33.3          34.0           37.5              43.9
                          ===========   ===========   ===========   ============       ===========
--------------------------------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL
 POSITION (at year end):
Current assets..........  $     248.5   $     229.3   $     235.1   $      233.9       $     282.8
Property, plant, and
 equipment..............        186.3         174.8         160.2          148.5             151.0
Intangibles,
 investments, and other
 assets.................        120.4          95.1          94.4           72.5              75.3
                          -----------   -----------   -----------   ------------       -----------
Total assets of
 continuing operations..        555.2         499.2         489.7          454.9             509.1
Net assets of
 discontinued
 operations.............          --           29.7          29.9           32.5              39.2
                          -----------   -----------   -----------   ------------       -----------
Total assets............        555.2         528.9         519.6          487.4             548.3
Short-term borrowings &
 current portion of
 long-term debt.........         13.6          31.8          56.4           11.8              14.5
Other current
 liabilities............        165.1         147.2         149.2          149.2             132.0
Long-term debt..........        152.3         150.3         150.4          190.3             172.4
Deferred income taxes
 and other long-term
 liabilities............         65.2          70.1          76.5           62.9              64.1
                          -----------   -----------   -----------   ------------       -----------
Stockholders' equity....  $     159.0   $     129.5   $      87.1   $       73.2       $     165.3
                          ===========   ===========   ===========   ============       ===========
--------------------------------------------------------------------------------------------------------
ADDITIONAL FINANCIAL
 DATA
 FOR THE YEAR:
 Depreciation and
  amortization..........  $      32.9   $      32.7   $      32.8   $       33.8       $      31.9
 Capital expenditures...  $      41.2   $      39.1   $      29.3   $       20.4       $      32.5
 Cash provided by
  continuing
  operations............  $      71.2   $      64.7   $      61.5   $       99.1 (/4/) $      56.3
 Cash used for investing
  activities............  $     (70.6)  $     (39.2)  $     (20.6)  $       (7.5)      $     (26.1)
 Cash used for financing
  activities............  $      (2.4)  $     (37.2)  $     (36.9)  $     (137.9)      $     (52.0)
 EBITDA(/5/)............  $     128.0   $     116.9   $     111.4   $       99.7       $      78.8
 Ratio of EBITDA to
  interest
  expense(/5/)..........          7.0 x         6.1 x         5.2 x          4.3 x             4.4 x
 Ratio of debt to
  EBITDA(/5/)...........          1.3 x         1.6 x         1.9 x          2.0 x             2.4 x
 Ratio of earnings to
  fixed charges.........          4.8 x         4.0 x         3.5 x          2.8 x              -- (/6/)
 Operating income
  (loss)--Return on
  sales.................         10.8 %        10.4 %        10.1 %          8.8 %            (1.5)%
 --Return on average
 total
 assets from continuing
 operations.............         17.4 %        16.8 %        16.7 %         13.2 %            (1.8)%
 Net income (loss)--
  Return on average
  total capital.........         15.8 %        16.9 %        18.4 %          9.9 %            (1.9)%
 --Return on average
  stockholders' equity..         34.9 %        47.3 %        65.3 %         26.0 %            (3.9)%
 AT YEAR END:
 Working capital from
  continuing
  operations............  $      69.7   $      50.4   $      29.5   $       73.0       $     136.4
 Total debt as a percent
  of capitalization.....         51.0 %        58.5 %        70.4 %         73.4 %            53.1 %
 Stockholders' equity
  per share.............  $      4.82   $      3.96   $      2.65   $       2.11       $      3.79
 Number of employees....        6,700         6,100         6,000          5,700             5,500
Common stock trading
 range:
 High...................           28            22 1/4        19 1/2         18 3/4            17 1/2
 Low....................           19 7/8        16            15 3/4         11 5/8            10 5/8

--------
(1) Amounts in 1993 include pre-tax charges totaling $54.9 million ($33.5 million after tax, or $.77 per share) for restructuring and other unusual items.
(2) Discontinued operations represent the discontinued Water Filtration Business for all years presented, and the former Microfoam division for 1995 and preceding years. Other nonrecurring items included in 1995 consists of a $2.7 million ($.08 per share) after-tax loss related to debt agreements. Amounts included in 1994 consists of $11.8 million ($.32 per share) after-tax loss on the early extinguishment of debt, and an after-tax gain of $3.8 million ($.11 per share) from the effect of a change in accounting for certain marketable securities.
(3) Based on adoption of a new accounting standard for earnings per share in the fourth quarter of 1997.
(4) Includes $31.6 million from the effect of a change in accounting for certain marketable securities.
(5) EBITDA represents income from continuing operations before interest, taxes, depreciation and amortization, amortization of deferred financing costs, and nonrecurring items. It should not be considered, however, as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of the Company's overall liquidity as presented in the Company's financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures given by other companies.
(6) Earnings from continuing operations in 1993 were insufficient to cover fixed charges by approximately $21.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's discussion and analysis of the Company's financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes shown in the index on page 20 of this report. The consolidated financial statements of the Company for prior periods have been restated to reflect its former Water Filtration Business as a discontinued operation.

GENERAL

  Following the consummation of the merger of its Water Filtration Business with Culligan Water Technologies, Inc. on August 1, 1997, the Company reorganized its businesses from three to two operating groups, the Electromechanical Group and the Electronic Instruments Group, to better reflect the Company's principal emphasis on electromechanical and electronics-related businesses. The Specialty Metal Products Division became part of the Electromechanical Group. The Electronic Instruments Group consists of the prior Precision Instrument businesses of the Company plus the Chemical Products Division. Segment results of operations for prior periods shown in the table below have been restated to reflect the reorganization.

 Results of Operations

  The following table sets forth net sales and income of the Company by business segment and activity for the years ended December 31, 1997, 1996, and 1995:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
NET SALES(/1/):
  Electromechanical.............................. $457,170  $446,433  $437,868
  Electronic Instruments.........................  390,591   353,578   343,979
                                                  --------  --------  --------
    Total net sales.............................. $847,761  $800,011  $781,847
                                                  ========  ========  ========
INCOME:
Segment operating income(/2/)
  Electromechanical.............................. $ 61,832  $ 59,509  $ 61,247
  Electronic Instruments.........................   50,769    44,386    39,268
                                                  --------  --------  --------
    Total segment operating income...............  112,601   103,895   100,515
  Corporate administrative and other expenses....  (20,646)  (21,052)  (21,836)
                                                  --------  --------  --------
Consolidated operating income....................   91,955    82,843    78,679
Interest and other expenses, net.................  (13,761)  (16,461)  (20,074)
                                                  --------  --------  --------
  Consolidated income from continuing operations
   before income taxes........................... $ 78,194  $ 66,382  $ 58,605
                                                  ========  ========  ========

--------
(1) After elimination of intra-and intersegment sales, which are not significant in amount.
(2) Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

 Results of Operations

  Sales by continuing operations for 1997 totaled $847.8 million, an increase of $47.8 million or 6% compared with the 1996 total of $800.0 million. Both business segments reported sales increases for 1997. The Electronic Instruments Group (EIG) was the primary reason for the increase, reflecting continuing higher sales of aerospace instruments, the 1997 sales contribution of the Chatillon/Lloyd business acquired in June 1997, and higher sales of instrumentation products to the heavy-vehicle industries. Sales for 1997 by the Electromechanical Group (EMG) showed a modest increase from the prior year, principally due to higher sales by the Group's Italian operations, and from the sales contributions of new motor operations in Europe and Asia that began production in late 1996 and early 1997, respectively. Sales by both segments to foreign markets totaled $319.9 million in 1997, an increase of $45.6 million or 16.6%. Export shipments from the United States in 1997 continued to increase, reaching $161.8 million, compared with $141.3 million in 1996, an increase of 14.5%, due primarily to higher exports of electric motors for floor-care products.

  On July 1, 1997, the Company sold its domestic heating, ventilating, and air conditioning (HVAC) motor business. The HVAC business, which was part of EMG, accounted for annual sales of approximately $22 million, with prior operations in Simi Valley, CA., and Tijuana, Mexico.

  New orders during 1997 were $873.7 million, compared with $792.9 million for 1996, an increase of $80.8 million or 10.2%. The backlog of orders was $245.2 million at year-end 1997, an increase of $25.9 million, or 11.8% from the end of 1996. The increase in backlog was primarily due to higher orders for electric motors from EMG's Italian operations and from the new European and Asian operations.

  Business segment operating income for 1997 was $112.6 million, compared with $103.9 million in 1996, an increase of $8.7 million, or 8.4%. The increase was primarily due to the higher sales volume. Total segment operating income as a percentage of sales increased to 13.3% for 1997 from 13.0% in 1996. The operating improvements were primarily from EIG's aerospace instrument operations and better performance by EMG's Italian operations. Operating income for 1997 totaled $92.0 million, an increase of $9.1 million, or 11% from 1996.

  Interest expense and other income net, decreased $2.7 million, or 16.4% to $13.8 million in 1997, mainly due to higher investment income, including gains on the sale of securities in the Company's captive insurance subsidiary, and to lower interest expense from lower average debt outstanding during 1997.

  The effective tax rate was 35.7% for 1997, essentially unchanged from the 35.1% rate for 1996. Income from continuing operations for 1997 was $50.3 million, or $1.53 per basic share, an income increase of 16.7% from the $43.1 million, or $1.32 per basic share earned in 1996. Diluted earnings per share from continuing operations was $1.49 per share in 1997, compared with $1.30 per share for 1996.

  Net income for 1997 was $50.4 million, or $1.53 per basic share, compared with $51.2 million, or $1.57 per basic share for 1996. Net income in 1997 included $5.1 million, or $.15 per share, of income from the discontinued Water Filtration Business, and a one-time provision of $4.9 million, or $.15 per share for transaction costs resulting from the spin-off and merger of the discontinued business. Net income in 1996 included $8.1 million, or $.25 per share of income from the discontinued operation. Diluted earnings per share for 1997 was $1.49 per share, compared with $1.54 per share for 1996.

  The weighted average shares outstanding for 1997 were 32.9 million shares, essentially unchanged from the average 32.7 million shares outstanding during 1996. After reflecting the dilutive effect of issued stock options, the weighted average shares outstanding for 1997 were 33.9 million shares, compared with 33.3 million shares for 1996.

 Business Segment Results

  The ELECTROMECHANICAL GROUP'S (EMG) sales increased $10.7 million or 2.4% to $457.2 million for 1997. Sales of electric motors for 1997 were higher than in the previous year, although sales were reduced by the effects of EMG's divestiture of its domestic heating, ventilating, and air conditioning (HVAC) business in July, 1997. Sales of motors for floor-care products increased slightly in 1997, due mostly to higher international sales reflecting a recovery in 1997 of the Group's European markets, as well as the sales contributions from new customers and new motor operations in the Czech Republic, Mexico, and the Peoples' Republic of China. The higher international sales also included higher exports by the Group's domestic motor operations. Sales of motors to the North American outdoor power equipment markets nearly tripled in 1997. These increases were partially offset by continued softness in the domestic floor-care market and by lower sales of EMG's specialty metal products for 1997, compared with a strong 1996.

  Operating income by EMG for 1997 increased $2.3 million, or 3.9%, to $61.8 million, compared with $59.5 million in 1996. The increase was mostly due to the higher sales volume. Operating income as a percentage of sales was 13.5% in 1997, compared with 13.3% in 1996. Increased operating efficiencies in EMG's Italian motor operations, primarily resulting from its higher sales volume, contributed to the improved profitability. Also contributing to the margin increase were higher profits experienced by the Group's domestic motor operations, which benefited after the disposition of the domestic HVAC motor business in July 1997. Partly offsetting these income gains were lower profits from EMG's specialty metal products business resulting from their sales decrease noted above.

  In January 1998, the Company completed the acquisition of Rotron, Inc., a manufacturer of advanced brushless, direct-current motors, fans and blowers for aerospace, mass transit, military, and medical applications, from EG&G, Inc. Rotron, which had sales in 1997 of approximately $70 million, will be integrated into the EMG Group as the Rotron Technical Motor Division.

  The ELECTRONIC INSTRUMENT GROUP'S (EIG) sales for 1997 were $390.6 million, an increase of $37.0 million or 10.5% from 1996. The increase was due to a continuing trend of sales growth from the Group's aerospace business, and higher sales of instruments for heavy-vehicles, resulting from the recovery of that market from a sharp downturn in 1996. Both the aerospace and heavy-vehicle instrument sales increases included contributions from the introduction of new products. The June 1997 acquisition of the Chatillon/Lloyd business also contributed significantly to the 1997 sales increase. The overall sales increase was reduced somewhat by lower worldwide sales of process instruments, and by lower sales from the Group's chemical products business.

  Operating income of EIG for 1997 increased $6.4 million, or 14.4%, to $50.8 million, mostly due to the sales increase noted above. Group operating income as a percentage of sales increased to 13.0% from 12.6% for 1996. The higher margins were due to improved operating efficiencies in EIG's aerospace and heavy-vehicle instrumentation businesses, resulting primarily from the increased sales volume. The profit increase was reduced somewhat by lower profits from the Group's process instruments and chemical products operations, resulting from the sales decreases of those businesses noted above.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

 Results of Operations

  Sales for 1996 totaled $800.0 million, an increase of $18.2 million, or 2.3% from the 1995 total of $781.8 million. Both business segments reported sales increases for 1996. The sales increase of the Electromechanical Group was due to higher domestic and export sales including higher sales of specialty metal products in 1996, compared with 1995. Also contributing to the Group's sales increase, to a lesser extent, was higher domestic sales of electric motors for both floor-care and non-floor-care products. The sales increase in the Electronic Instruments Group was due primarily to higher sales of aerospace instruments. Sales by all segments to foreign markets totaled $274.3 million in 1996, an increase of $4.2 million, or 1.6%, and represents approximately one-third of total sales in both years. Export shipments from the United States in 1996 continued to increase, reaching $141.3 million, compared with $131.1 million in 1995, an increase of 7.8%, due primarily to higher foreign shipments of aerospace products and specialty metal products.

  New orders during 1996 were $792.9 million, compared with $775.7 million for 1995, an increase of $17.1 million or 2.2%. The backlog of orders was $219.2 million at year-end 1996, a decrease of 3.2% from the end of 1995. Business segment operating income for 1996 was $103.9 million, compared with $100.5 million in 1995, an increase of 3.4%. The increase in income was primarily due to higher sales volume and continued production efficiency, as the total segment operating profit margins for 1996 of 13.0% were essentially maintained at the 1995 level.

  Corporate administrative and other expenses continued a decreasing trend in 1996, totaling $21.1 million, compared with $21.8 million in 1995, due to lower overall administrative expenses. Operating income of $82.8 million was achieved for 1996, compared with $78.7 million for 1995, an increase of $4.1 million, or 5.3%.

  Interest expense and other income net, were $16.5 million for 1996, compared with $20.1 million in 1995, a decrease of $3.6 million, due to increased investment income from the Company's captive insurance subsidiary, and lower interest expense due to lower effective interest rates on lower outstanding borrowings. Also contributing to the lower net expenses for 1996 was lower amortization due to reduced deferred debt issuance costs, which were charged off as an extraordinary loss in the third quarter of 1995, in connection with the replacement of a prior revolving credit agreement.

  The effective tax rate was 35.1% for 1996, compared with 37.1% for 1995. The reduced 1996 tax rate reflects the effect of a lower proportion of the 1996 pretax income from the Italian motor operations, which are taxed at rates higher than United States pretax income. The 1995 tax rate reflected a higher proportion of Italian income, and also included the impact on current and deferred taxes of a one percent increase in the Italian statutory income tax rate. The 1995 tax rate also reflected a lower state tax provision than in 1996 due to favorable settlements of prior tax years.

  Income from continuing operations for 1996 was $43.1 million, or $1.32 per basic share, compared with $36.9 million, or $1.10 per basic share for 1995, an increase of $6.2 million or 16.8%. Diluted earnings per share from continuing operations for 1996 was $1.30 per share, compared with $1.08 per share in 1995.

  Net income in 1996 was $51.2 million or $1.57 per basic share, and included $8.1 million ($.25 per share) of income from the discontinued Water Filtration Business. Net income for 1995 was $52.3 million, or $1.56 per basic share, and reflected income from the discontinued Water Filtration Business and Microfoam Division operations of $7.7 million or $.23 per share. Also included in net income for 1995 was a gain of $10.4 million or $.31 per share related to the sale of the Microfoam Division in the second quarter of 1995, and an extraordinary charge of $2.7 million or $.08 per share for the early repayment of debt in the third quarter of 1995. Diluted earnings per share was $1.54 per share for both 1996 and 1995.

  The weighted average shares outstanding during 1996 were 32.7 million shares, compared with the average of 33.4 million shares for 1995, a reduction of 2.3%. The reduced number of shares in 1996 resulted from the repurchase and retirement of shares under an ongoing share repurchase program, which began in March 1994, net of shares issued in connection with the exercise of employee stock options. After reflecting the dilutive effect of issued stock options, the weighted average shares outstanding for 1996 were 33.3 million shares, compared with 34.0 million shares for 1995.

 Business Segment Results

  The ELECTROMECHANICAL GROUP ("EMG") sales increased $8.6 million or 2.0% to $446.4 million for 1996. Higher domestic and export sales of specialty metal products led the sales increase. Sales of electric motors for floor care and non-floor-care products in 1996 were essentially unchanged from 1995. Higher domestic sales of the Group were largely offset by reduced sales by EMG's Italian motor operations. Continuing recessionary conditions in Europe and highly competitive pricing adversely affected sales in Europe. Operating income for EMG decreased $1.7 million or 2.8% to $59.5 million in 1996. Profit margins fell to 13.3% in 1996 from 14.0% in the prior year due to the lower European sales and reduced operating efficiencies in EMG's Italian motor operations caused by the sales reduction. Also contributing to the profit decline was the incurrence of start-up costs in 1996 for new motor production operations in the Peoples' Republic of China
(PRC), Mexico, and the Czech Republic. These reductions were mitigated somewhat by increased profits from EMG's specialty metal products business and from the Group's domestic motor operations due to higher sales and improved operating efficiencies.

  The competitive situation in Europe caused a delay in implementing EMG's strategy to increase market penetration by offering its motor products as a low-cost outsourcing alternative to certain European vertically integrated floor care manufacturers. EMG continued to implement this strategy during 1997. During 1996, EMG continued initiatives to lower production cost, including both the start-up of the new motor production operations previously mentioned above and the purchase of a facility in the Czech Republic for operations which began in 1997. These new operations are expected to lower costs and create additional market share opportunities worldwide.

  ELECTRONIC INSTRUMENTS GROUP ("EIG") sales in 1996 were $353.6 million, an increase of $9.6 million or 2.8% from 1995. Increased sales of aerospace instruments were partially offset by lower worldwide sales of heavy-vehicle instruments caused by a continuing decline in industry-wide demand and by lower process instruments sales to European markets. Operating income for EIG increased $5.1 million or 13.0% in 1996 to $44.4 million. Operating profit margins improved to 12.6% for 1996 from 11.4% in 1995 due primarily to significant profit improvements from EIG's aerospace operations. Such profit improvement was the result of a lower cost structure, due to restructuring activities in prior years; increased sales, and a favorable change in product mix. Also contributing to the increase was the full year profit contribution from a 50%-owned joint venture in Asia, which was acquired in March 1995 and manufactures low-cost pressure gauges. The profit improvement was limited to some extent by slightly lower sales of heavy truck instruments by the Dixson, Inc. business which was also acquired in March 1995 and by reduced sales of process instruments in Europe.

LIQUIDITY AND CAPITAL RESOURCES

 December 31, 1997 Compared With December 31, 1996

  Working capital at December 31, 1997 amounted to $69.7 million, an increase of $19.3 million compared with December 31, 1996. Contributing to the increase were higher levels of receivables partly resulting from new businesses acquired during 1997, and from the higher level of sales during the latter part of the year. Also contributing to the increase in working capital was a net reduction in short-term borrowings of $18.3 million during 1997. Included in the net decrease in short-term borrowings was a transfer by the Company of $25 million of short-term debt to Culligan Water Technologies, Inc. in connection with the spin-off and merger of its Water Filtration Business into Culligan on August 1, 1997. The ratio of current assets to current liabilities at December 31, 1997 was 1.39:1, compared with 1.28:1 at December 31, 1996. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations was $128.0 million for 1997, compared with $116.9 million for 1996, an increase of $11.1 million, or 9.5%.

  Cash provided by continuing operations totaled $71.2 million for 1997, compared with $64.7 million for 1996, an increase of $6.5 million, primarily due to the higher level of earnings. Total cash provided by operating activities, which included discontinued operations, was $71.3 million in 1997, compared with $72.1 million for 1996. Discontinued operations provided cash of $7.4 million in 1996.

  Cash used for investing activities was $70.6 million for 1997, compared with $39.2 million used in 1996. The increase was due to the 1997 acquisition of three businesses and a product line, requiring total cash outlays of $39.3 million. Additions to property, plant, and equipment for 1997 totaled $41.2 million, compared with $39.1 million in 1996. Also, in 1997 the Company received proceeds of $10.9 million from the sale of certain assets, including proceeds from the third quarter of 1997 sale of its domestic HVAC motor business.

  Cash used for financing activities was $2.4 million for 1997, compared with $37.2 million for 1996. The Company had net short-term borrowings during 1997 of $8.1 million, which included borrowings to fund the acquisitions previously mentioned and debt repayments. The Company also transferred $25 million of its short-term debt to Culligan. Other financing activities included $7.9 million for dividend payments in 1997 and 1996; the receipt of proceeds in 1997 totaling $7.1 million from the exercise of employee stock options, compared with $7.0 million in 1996; the repurchase during 1997 of 233,000 shares of the Company's common stock at a total cost of $5.4 million, and 698,000 shares at a total cost of $12.5 million during 1996, under the Company's ongoing stock repurchase program; and 1997 cash expenditures of $4.9 million for the transaction costs associated with the Water Filtration disposition.

  All stock repurchases made in 1997 and future repurchases will be made under a $50.0 million authorization, of which $43 million was unexpended as of December 31, 1997.

  The Company's short-term borrowings are being made under a $195 million Bank Credit Agreement. At December 31, 1997, $187.6 million of the total credit facility was unused and available. As a result of all of the Company's cash flow activities, cash and cash equivalents and marketable securities increased $1.2 million since December 31, 1996 to $10.0 million at December 31, 1997. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

NEW ACCOUNTING STANDARDS

  Effective January 1, 1997, the Company adopted new accounting rules for environmental remediation liabilities. Adoption of the new rules had no effect on the Company's results of operations, financial position, or cash flows.

  In December 1997, the Company adopted Financial Accounting Standards Board
(FASB) Statement No. 128, "Earnings Per Share," in which the prior methods of calculating earnings per share were changed. Under the new requirements, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. Diluted earnings per share includes the dilutive effects of all potentially dilutive securities outstanding during the period, assuming their issuance or conversion to common stock. Adoption of the statement had no effect on the Company's results of operations, financial position, or cash flows. However, as required by the Statement, the Company restated all prior period earnings per share data to present diluted earnings per share. Basic earnings per share are unchanged from previously reported earnings per share amounts.

  Also in December 1997, the Company adopted FASB statement No. 129, "Disclosure of Information about Capital Structure," which centralized capital structure disclosure requirements. Since the Company's capital structure disclosures met the requirements of the new FASB statement, adoption of the new statement had no effect on the Company's capital structure disclosure.

  In June 1997, the FASB issued a new financial reporting standard. Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income. The statement is effective for the Company as of January 1, 1998. Its adoption will require additional disclosures regarding items of comprehensive income, either as a separate financial statement or additional financial statement disclosures. Adoption of the Statement will have no effect on the Company's results of operations, financial position, or cash flows.

  Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was also issued in June 1997, establishes standards for reporting annual and interim operating segment information. Statement No. 131 is effective for the Company's 1998 annual financial statements, and interim reporting beginning in 1999. The Company is studying the future effects of this Statement on the presentation of its segment information. Adoption of the Statement will have no effect on the Company's financial position or consolidated results of operations.

INTERNAL REINVESTMENT

 Capital Expenditures

  Capital expenditures were $41.2 million for 1997, compared with $39.1 million for 1996, an increase of $2.1 million or 5.3%. Approximately 80% of the expenditures for 1997 and 1996 were for additional manufacturing equipment to increase production efficiencies, and for expanded production capacity, with continuing emphasis on the Electromechanical Group
(EMG). The Company's 1998 capital expenditures are expected to approximate the 1997 level, with continued emphasis on productivity and expansion, primarily in EMG.

 Product Development and Engineering

  Product development and engineering expenses were $34.8 million for 1997, compared with $35.9 million for 1996 and $32.0 million for 1995. These amounts include net expenses for research and development of $19.5 million for 1997, $17.1 million for 1996, and $15.5 million for 1995, such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

ENVIRONMENTAL MATTERS

  The Company is subject to environmental laws and regulations as well as stringent cleanup requirements. It also has been named a potentially responsible party at several sites that are the subject of government-mandated cleanups. Amounts charged to expense for environmental cleanup at those sites and others were approximately $1.4 million in 1997, $1.8 million in 1996, and $2.4 million in 1995.

  It is not possible to accurately quantify the potential financial impact of actions regarding environmental matters, but the Company believes, based on past experience and current evaluations, that the outcome of these actions is not likely to have a material adverse effect on the future results of operations, financial position, or cash flows of the Company.

IMPACT OF INFLATION

  The Company attempts to minimize the impact of inflation through cost reduction programs and by improving productivity. In addition, the Company uses the last-in, first-out (LIFO) method of accounting for most inventories (whereby the cost of products sold approximates current costs), and therefore, the impact of inflation is substantially reflected in operating costs. In general, the Company believes programs are in place that are designed to monitor the impact of inflation and to take necessary steps to minimize inflation's effect on operations.

YEAR 2000 COMPLIANCE

  Based on a recent assessment, the Company has taken steps to modify or replace portions of its computer software so that its business systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing computer software and conversion to new software, year 2000 compliance will not pose a significant operational issue for the Company. The Company currently anticipates completing its year 2000 compliance project in a timely manner and the incremental cost of year 2000 compliance is not expected to be significant to its operations or cash flows.

FORWARD-LOOKING INFORMATION

  Except for historical information contained herein, certain matters discussed in this Form 10-K are "forward looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause, the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

    . An economic slowdown in the Company's global market segments.

    . Unforeseen selling price reductions in the Company's global market segments, with adverse effects on profit margins.

    . The Company's ability to achieve cost reduction targets, due in part to varying prices and availability of certain raw materials and semifinished materials and components.

    . Underutilization of the Company's existing factories and plants, or plant expansions or new plants; possibly resulting in production inefficiencies. Higher than anticipated, or unanticipated start-up expenses and production delays at new plants.

    . The unanticipated expenses of divesting businesses, or of assimilating newly-acquired business into the Company's business structure; as well as the impact of unusual expenses from business strategies, asset valuations, acquisitions, divestitures and organizational structures. Acquisition and divestiture strategies may face legal and regulatory delays and other unforeseeable obstacles beyond the Company's control.

    . Unanticipated problems and costs associated with the inability of the Company's suppliers, customers, creditors, financial service organizations, and governmental agencies to implement computer applications accommodating the year 2000, as well as implementation by the Company of computer applications that will accommodate the year 2000.

    . Unpredictable delays or difficulties in the development of key new product programs.

    . The risk of not recovering major research and development expenses, and the risks of major technological shifts away from the Company's technologies and core competencies.

    . A slowing of the growth rate in the U.S. and Europe for heavy trucks, construction and agricultural equipment and related instrumentation; as well as a restriction in the ability of heavy-vehicle manufacturers to secure components manufactured by outside suppliers.

    . Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new, or changes in accounting policies and practices and the application of such policies and practices.

    . The effects, in the United States and abroad, of changes in trade practices; monetary and fiscal policies; laws and regulations; other activities of governments, agencies and similar organizations; and social and economic conditions, such as trade restrictions or prohibitions; unforeseen inflationary pressures and monetary fluctuation; import and other charges or taxes; the ability or inability of the Company to obtain, or hedge foreign currencies, foreign currency exchange rates and fluctuation in those rates. This would include extreme currency fluctuations in the Italian lira and the German mark; protectionism and confiscation of assets; nationalizations and unstable governments and legal systems, and intergovermental disputes.

  The Company believes that it has the product offering, facilities, personnel and competitive and financial resources for continued business success. However, future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                            PAGE
                                                                            ----
   INDEX TO FINANCIAL STATEMENTS (ITEM 14(A) 1)
   Report of Independent Auditors.........................................   21
   Consolidated Statement of Income for the years ended December 31, 1997,
    1996, and 1995........................................................   22
   Consolidated Balance Sheet at December 31, 1997 and 1996...............   23
   Consolidated Statement of Stockholders' Equity for the years ended
    December 31, 1997, 1996, and 1995.....................................   24
   Consolidated Statement of Cash Flows for the years ended December 31,
    1997, 1996, and 1995..................................................   25
   Notes to the Consolidated Financial Statements.........................   26
   FINANCIAL STATEMENT SCHEDULES (ITEM 14(A) 2)
   Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of AMETEK, Inc.:

  We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP
                                          _____________________
                                          Ernst & Young LLP

Philadelphia, PA
January 21, 1998

                                  AMETEK, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Net sales.................................  $  847,761  $  800,011  $  781,847
                                            ----------  ----------  ----------
Expenses:
  Cost of sales (excluding depreciation)..     661,578     627,006     611,036
  Selling, general and administrative.....      67,058      64,320      67,313
  Depreciation............................      27,170      25,842      24,819
                                            ----------  ----------  ----------
    Total expenses........................     755,806     717,168     703,168
                                            ----------  ----------  ----------
Operating income..........................      91,955      82,843      78,679
Other income (expenses):
  Interest expense........................     (18,181)    (19,061)    (20,175)
  Other, net..............................       4,420       2,600         101
                                            ----------  ----------  ----------
Income from continuing operations before
 income taxes.............................      78,194      66,382      58,605
Provision for income taxes................      27,930      23,310      21,721
                                            ----------  ----------  ----------
Income from continuing operations.........      50,264      43,072      36,884
Discontinued operations, net of taxes:
  Income from discontinued operations.....       5,092       8,118       7,652
  Gain on sale of discontinued operation..         --          --       10,420
  Costs associated with disposition of
   discontinued operation.................      (4,943)        --          --
                                            ----------  ----------  ----------
Income before extraordinary item..........      50,413      51,190      54,956
Extraordinary loss on early extinguishment
 of debt, net of taxes....................         --          --       (2,676)
                                            ----------  ----------  ----------
Net income................................  $   50,413  $   51,190  $   52,280
                                            ==========  ==========  ==========
Basic earnings (loss) per share:
  Income from continuing operations.......  $     1.53  $     1.32  $     1.10
  Discontinued operations:
    Income from discontinued operations...         .15         .25         .23
    Gain on sale of discontinued
     operation............................         --          --          .31
    Costs associated with disposition of
     discontinued operation...............        (.15)        --          --
                                            ----------  ----------  ----------
  Income before extraordinary item........        1.53        1.57        1.64
  Extraordinary loss on early
   extinguishment of debt.................         --          --         (.08)
                                            ----------  ----------  ----------
    Total.................................  $     1.53  $     1.57  $     1.56
                                            ==========  ==========  ==========
Diluted earnings (loss) per share:
  Income from continuing operations.......  $     1.49  $     1.30  $     1.08
  Discontinued operations:
    Income from discontinued operations...         .15         .24         .23
    Gain on sale of discontinued
     operation............................         --          --          .31
    Costs associated with disposition of
     discontinued operation...............        (.15)        --          --
                                            ----------  ----------  ----------
  Income before extraordinary item........        1.49        1.54        1.62
  Extraordinary loss on early
   extinguishment of debt.................         --          --         (.08)
                                            ----------  ----------  ----------
    Total.................................  $     1.49  $     1.54  $     1.54
                                            ==========  ==========  ==========
Average common shares outstanding:
  Basic shares............................  32,916,915  32,670,726  33,426,436
                                            ==========  ==========  ==========
  Diluted shares..........................  33,879,409  33,308,058  34,008,309
                                            ==========  ==========  ==========

                            See accompanying notes.

                                  AMETEK, INC.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $    684  $  2,354
  Marketable securities....................................    9,278     6,441
  Receivables, less allowance for possible losses..........  134,662   117,692
  Inventories..............................................   85,116    86,531
  Deferred income taxes....................................   11,387    11,007
  Other current assets.....................................    7,342     5,287
                                                            --------  --------
    Total current assets...................................  248,469   229,312
Property, plant and equipment, net.........................  186,350   174,808
Intangibles, investments and other assets..................  120,384    95,048
Net assets of discontinued operations......................      --     29,707
                                                            --------  --------
                                                            $555,203  $528,875
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term
   debt.................................................... $ 13,571  $ 31,845
  Accounts payable.........................................   75,606    74,220
  Income taxes payable.....................................   20,562    10,148
  Accrued liabilities......................................   68,990    62,724
                                                            --------  --------
    Total current liabilities..............................  178,729   178,937
Long-term debt.............................................  152,293   150,333
Deferred income taxes......................................   29,970    33,493
Other long-term liabilities................................   35,164    36,614
Stockholders' equity:
  Preferred stock, $1.00 par value; authorized: 5,000,000
   shares; none issued.....................................      --        --
  Common stock, $.01 par value; authorized: 100,000,000
   shares; issued: 1997--33,233,160 shares; 1996--
   34,208,095 shares.......................................      332       342
  Capital in excess of par.................................    3,146     1,190
  Retained earnings........................................  182,935   157,843
                                                            --------  --------
                                                             186,413   159,375
  Net unrealized losses....................................  (21,887)  (15,375)
  Less: Cost of shares held in treasury: 1997--233,000
   shares; 1996--1,502,617 shares..........................   (5,479)  (14,502)
                                                            --------  --------
    Total stockholders' equity.............................  159,047   129,498
                                                            --------  --------
                                                            $555,203  $528,875
                                                            ========  ========

                            See accompanying notes.

                                  AMETEK, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
CAPITAL STOCK
 Preferred Stock................................. $    --   $    --   $    --
                                                  --------  --------  --------
 Common Stock, $.01 par value
  Balance at the beginning of the year...........      342       349       372
  Common stock retirement, net of shares issued..      (10)       (7)      (23)
                                                  --------  --------  --------
    Balance at the end of the year...............      332       342       349
                                                  --------  --------  --------
CAPITAL IN EXCESS OF PAR VALUE
  Balance at the beginning of the year...........    1,190       783     7,382
  Employee stock option, savings and award
   plans.........................................    4,788     2,943     2,062
  Common stock retirement........................   (2,832)   (2,536)   (8,661)
                                                  --------  --------  --------
    Balance at the end of the year...............    3,146     1,190       783
                                                  --------  --------  --------
RETAINED EARNINGS
  Balance at the beginning of the year...........  157,843   124,503   111,150
  Net income.....................................   50,413    51,190    52,280
  Cash dividends paid............................   (7,906)   (7,853)   (7,983)
  Common stock retirement........................   (7,882)   (9,997)  (30,944)
  Disposition of Water Filtration Business.......   (9,533)      --        --
                                                  --------  --------  --------
    Balance at the end of the year...............  182,935   157,843   124,503
                                                  --------  --------  --------
NET UNREALIZED LOSSES
 Foreign currency translation:
  Balance at the beginning of the year...........  (13,727)  (15,008)  (16,148)
  Translation adjustments........................   (7,166)    1,281     1,140
  Other..........................................      647       --        --
                                                  --------  --------  --------
    Balance at the end of the year...............  (20,246)  (13,727)  (15,008)
                                                  --------  --------  --------
 Pension liability in excess of unrecognized
  prior service cost:
  Balance at the beginning of the year...........   (2,582)   (4,384)   (4,391)
  Adjustments during the year....................      673     1,802         7
                                                  --------  --------  --------
    Balance at the end of the year...............   (1,909)   (2,582)   (4,384)
                                                  --------  --------  --------
 Other (principally valuation adjustments for
  marketable securities):
  Balance at the beginning of the year...........      934       701      (683)
  (Decrease) increase in marketable securities
   and other.....................................     (666)      233     1,384
                                                  --------  --------  --------
    Balance at the end of the year...............      268       934       701
                                                  --------  --------  --------
    Balance at the end of the year...............  (21,887)  (15,375)  (18,691)
                                                  --------  --------  --------
TREASURY STOCK
  Balance at the beginning of the year...........  (14,502)  (19,885)  (24,502)
  Employee stock option, savings and award
   plans.........................................    3,672     5,383     4,617
  Purchase of treasury stock.....................   (5,375)      --        --
  Retirement of treasury stock...................   10,726       --        --
                                                  --------  --------  --------
    Balance at the end of the year...............   (5,479)  (14,502)  (19,885)
                                                  --------  --------  --------
      Total Stockholders' Equity................. $159,047  $129,498  $ 87,059
                                                  ========  ========  ========

                            See accompanying notes.

                                  AMETEK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1997      1996      1995
                                                   -------  --------  --------
Cash provided by (used for):
Operating activities:
  Income from continuing operations............... $50,264  $ 43,072  $ 36,884
  Adjustments to reconcile income from continuing
   operations to net cash provided by continuing
   operations:
    Depreciation and amortization.................  32,866    32,659    32,804
    Deferred income taxes.........................  (2,116)    2,467     3,957
    Changes in operating working capital:
      Increase in receivables..................... (16,567)   (3,590)   (2,298)
      Decrease in inventories.....................   2,143     8,394       543
      (Increase) decrease in other current
       assets.....................................  (1,722)     (827)    1,334
      Increase (decrease) in payables, accruals
       and income taxes...........................   9,623    (6,481)  (17,633)
    Increase (decrease) in other long-term
     liabilities..................................     769    (4,315)    6,103
    Other.........................................  (4,080)   (6,695)     (153)
                                                   -------  --------  --------
Cash provided by continuing operations............  71,180    64,684    61,541
Cash provided by (used for) discontinued
 operations.......................................     160     7,388    (4,163)
                                                   -------  --------  --------
      Total operating activities..................  71,340    72,072    57,378
                                                   -------  --------  --------
Investing activities:
  Additions to property, plant and equipment...... (41,156)  (39,076)  (29,342)
  Proceeds from sale of assets and discontinued
   operations.....................................  10,948     4,009    42,687
  Purchase of businesses and investments.......... (39,297)   (5,785)  (38,281)
  (Increase) decrease in marketable securities and
   other..........................................  (1,127)    1,649     4,293
                                                   -------  --------  --------
      Total investing activities.................. (70,632)  (39,203)  (20,643)
                                                   -------  --------  --------
Financing activities:
  Net change in short-term borrowings.............   8,084   (24,357)   54,544
  Repayment of long-term debt.....................     --        --    (50,000)
  Repurchases of common stock.....................  (5,375)  (12,540)  (39,628)
  Cash dividends paid.............................  (7,906)   (7,853)   (7,983)
  Proceeds from stock options.....................   7,091     6,953     5,629
  Other...........................................  (4,272)      638       540
                                                   -------  --------  --------
      Total financing activities..................  (2,378)  (37,159)  (36,898)
                                                   -------  --------  --------
Decrease in cash and cash equivalents.............  (1,670)   (4,290)     (163)
Cash and cash equivalents:
  Beginning of year...............................   2,354     6,644     6,807
                                                   -------  --------  --------
  End of year..................................... $   684  $  2,354  $  6,644
                                                   =======  ========  ========

                            See accompanying notes.

                                 AMETEK, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The accompanying consolidated financial statements reflect the operations, financial position and cash flows of AMETEK, Inc. (the "Company"). On August 1, 1997, the Company's predecessor, also named AMETEK, Inc. ("Old Ametek") completed the merger of its Water Filtration Business with Culligan Water Technologies, Inc. ("Culligan") in a tax-free transaction valued, on that date, at approximately $172 million, including the assumption by Culligan of $25 million of Old Ametek's debt and issuance of approximately 3.5 million shares of Culligan common stock to stockholders of Old Ametek.

  On July 31, 1997, immediately prior to the merger, Old Ametek transferred all of the assets and liabilities of its non-water filtration businesses, excluding the indebtedness described above, to a wholly owned subsidiary of Old Ametek, Ametek Aerospace Products, Inc. ("New Ametek"). On that date, the shares of New Ametek were distributed to Old Ametek's shareholders on a one-for-one basis (the "Spin-off"), and all shares of Old Ametek common stock held in treasury were cancelled. Effective August 1, 1997, the Culligan shares were issued to the Old Ametek stockholders in exchange for all of their shares of Old Ametek common stock. Immediately after the Spin-off, New Ametek was renamed AMETEK, Inc. (the "Company").

  As a result of the above transaction, the Water Filtration Business is reflected in the accompanying financial statements as a discontinued operation, and the financial information presented for prior periods have been restated on this basis.

  As the successor to Old Ametek, New Ametek continues with AMETEK's businesses, organization, and affairs. In addition, upon completion of the Spin-off and merger, management of the Company reorganized the businesses of the Company into two groups: the Electromechanical Group and the Electronic Instruments Group.

 Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and subsidiaries, after elimination of all significant intercompany transactions in consolidation.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

 Cash Equivalents, Securities, and Other Investments

  All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 1997 and 1996, all of the Company's equity securities and fixed income securities (primarily those of a captive insurance subsidiary) are considered available-for-sale. The aggregate market value of such securities at December 31, 1997 and 1996 was: 1997-$16.7 million (which approximates amortized cost), and 1996-$14.9 million ($13.5 million amortized cost). The Company's other investments are accounted for by the equity method.

 Inventories

  Inventories are stated at the lower of cost or market, cost being determined principally by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated

                                 AMETEK, INC.

net proceeds from sales. The excess of the first-in, first-out (FIFO) method over the LIFO value was approximately $35 million at December 31, 1997 and 1996.

 Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of tools, jigs, and dies, and maintenance and repairs is charged to operations as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets.

 Revenue Recognition

  The Company's revenues are recorded as products are shipped and services are rendered. The policy with respect to sales returns and allowances generally provides that a customer may not return products, or be given allowances, except at the Company's option. The aggregate provisions for estimated warranty costs (not significant in amount) are recorded at the time of sale and periodically adjusted to reflect actual experience.

 Research and Development

  Company-funded research and development costs are charged to operations as incurred and during the past three years were: 1997-$19.5 million, 1996-$17.1 million, and 1995-$15.5 million.

 Earnings Per Share

  In December 1997, the Company adopted the Financial Accounting Standards Board's new rules for calculating and reporting earnings per share. Statement No. 128, "Earnings per Share," replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, the calculation of basic earnings per share is based primarily on the average number of common shares outstanding during the period and excludes any dilutive effects from common stock equivalents. The calculation of diluted earnings per share is similar to the previously reported fully diluted earnings per share, and reflects the dilutive effect of all potentially dilutive securities assuming that they were issued or converted into common stock. Both basic and diluted earnings per share amounts have been presented for all periods shown, and prior periods have been restated, where appropriate, to conform to the Statement No. 128 requirements. The adoption of this new accounting standard resulted in the restatement of average common shares outstanding for use in calculating diluted earnings per share, primarily from outstanding common stock options. For purposes of determining the number of dilutive shares outstanding, average shares outstanding for basic earnings per share calculations were increased from the dilutive effect of unexercised stock options, by 962,494 shares for 1997, 637,332 shares for 1996, and 581,873 shares for 1995.

 Foreign Currency Translation

  Assets and liabilities of foreign operations are translated by using exchange rates in effect at the balance sheet date, and their results of operations are translated by using average exchange rates for the year.

  Certain transactions of the Company and its subsidiaries are made in currencies other than their functional currency. Gains and losses from those transactions (not significant in amount) are included in operating results for the year.

                                 AMETEK, INC.

 Derivative Financial Instruments

  The Company uses derivative financial instruments from time to time in the management of its interest rates, foreign exchange, and forward contract exposure. The Company does not hold or trade in derivatives for speculative purposes. Interest rate swap and cap agreements are used to manage the interest rate characteristics of certain outstanding revolving credit loans to a more desirable fixed or variable rate basis, or to limit the Company's exposure to rising interest rates. These swaps and caps are matched with the underlying fixed or variable rate debt and any periodic cash payments are accrued on a settlement basis and accounted for as adjustments to interest expense. Due to the nature of these interest rate swaps and caps, there are no associated gains and losses. Foreign currency option contracts, foreign currency exchange contracts and foreign currency swap agreements may be entered into to mitigate the translation exposure that result from investments in certain foreign subsidiaries. Realized and unrealized gains and losses from these instruments are recognized when the underlying hedged instrument is settled. Foreign currency forward contracts are entered into to hedge specific firm commitments for certain export sales, thereby minimizing the Company's exposure to foreign currency fluctuation. These contracts are entered into for periods generally not to exceed one year. Unrealized gains and losses from these contracts are deferred and are recognized in operations as the related sales or purchases occur. Realized and unrealized changes in fair value of derivatives designated with items that no longer exist, or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item.

  There are no carrying amounts related to the above derivative financial instruments in the consolidated balance sheet and the company had no significant derivatives outstanding at December 31, 1997.

 Intangible Assets

  The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over periods of 20 to 30 years. The Company reviews the carrying value of goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Patents are being amortized on a straight-line basis over their estimated useful lives of 9 to 17 years. Other acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of 5 to 30 years.

 Reclassifications

  Certain amounts appearing in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

2. RESTRUCTURING

  As of December 31, 1997, a balance of $9.5 million remains from a restructuring reserve of $45.1 million established in 1993 (primarily for the Company's Electronic Instruments Group). Since being established in 1993, charges of $35.6 million have been made against the original restructuring reserve, of which $3.4 million was charged in 1997, $7.2 million in 1996, and $25 million prior to 1996. The charges were for costs related to workforce reductions, a facility combination, and asset write-downs. The remaining reserves at December 31, 1997 are primarily for certain pension and employee-related obligations, and are considered adequate. The significant portion of the restructuring actions were completed by the end of 1997, except for the longer-term portion of the employee-related obligations.

3. ACQUISITIONS

  In May 1997, the Company purchased for cash the assets of a small German manufacturer of electric motors and fans. In early June 1997, the Company purchased the test and calibration products business of Technitrol, Inc., consisting of two Technitrol subsidiaries, John Chatillon and Sons, Inc., and Lloyd Instruments, Ltd. In July 1997, the Company purchased a privately held Danish manufacturer of temperature sensors and transmitters, and other process instruments; as well as a product line to expand its specialty metal products business. The aggregate cost of these acquisitions totaled approximately $46 million. Included in the aggregate cost was approximately $2 million of debt assumed, and charges of approximately $3.5 million, for the combination and relocation of

                                 AMETEK, INC.

certain operating facilities related to the test and calibration products acquisition. On March 31, 1995, the Company purchased the heavy-vehicle instrumentation business of privately held Dixson, Inc. for cash.

  The acquisitions mentioned above were accounted for by the purchase method, and, accordingly the results of operations of the acquired businesses are included in the Company's consolidated results from their respective dates of acquisition. The acquisitions would not have had a material effect on sales or earnings for 1997, 1996, or 1995 had they been made at the beginning of the respective periods.

  On March 1, 1995, the Company acquired a 50% ownership interest in a joint venture established with a Taiwanese supplier to manufacture low-cost pressure gauges in China and Taiwan for worldwide markets. The investment is accounted for by the equity method, and the Company's 50% share of the operating results since March 1, 1995 (not significant in amount) is included in the earnings of its domestic gauge manufacturing division.

  The aggregate purchase price of the 1995 acquisition and the investment in the joint venture totaled $40.8 million, consisting of cash paid at closing and deferred payment obligations over periods of up to three years from the date of purchase. The investment in the joint venture is reported with Intangibles, Investments and Other Assets in the accompanying balance sheet.

4. DISCONTINUED OPERATIONS

  The Company completed the merger of its Water Filtration Business into Culligan on August 1, 1997 ("Merger"). The Company's Water Filtration Business consisted of the Plymouth Products Division, a U.S. operation, and three foreign subsidiaries: AMETEK Filters Ltd., a U.K. subsidiary; APIC, S.A., a French subsidiary; and AFIMO, S.A.M., a Monaco subsidiary.

  In connection with the Merger, AMETEK and Culligan entered into certain contractual agreements. Such agreements include a Tax Allocation Agreement, which among other things, set forth each party's rights and obligations with respect to the allocation and payment of certain taxes for periods before and after the Spin-off, as well as related matters, such as the allocation of responsibility for the filing of any tax returns and the conduct of audits by taxing authorities; a Trademark Agreement, that governs the use of trademarks and trade names of AMETEK; an Indemnification Agreement that governs certain indemnification matters among the parties; and a Transition Services Agreement which sets forth the obligation of AMETEK to provide Culligan with certain transition-related services and support.

  On May 18, 1995, the Company sold its foam packaging business (Microfoam Division) for approximately $37 million in cash. The sale of the assets of Microfoam, after providing for certain costs related to the sale, resulted in a second quarter 1995 gain of $10.4 million, net of taxes of $6.4 million.

                                 AMETEK, INC.

  The Company's financial statements for prior periods have been restated to report the above mentioned divestitures as discontinued operations. Summary operating results of discontinued operations were as follows:

                                                            (IN THOUSANDS)
                                                        -----------------------
                                                         YEARS ENDED DECEMBER
                                                                  31,
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
WATER FILTRATION BUSINESS:
Net Sales.............................................. $44,754 $68,650 $55,643
                                                        ======= ======= =======
Income before income taxes............................. $ 7,977 $12,278 $10,652
Provision for income taxes.............................   2,885   4,160   3,779
                                                        ------- ------- -------
Net Income............................................. $ 5,092 $ 8,118 $ 6,873
                                                        ======= ======= =======
FOAM PACKAGING BUSINESS:
Net Sales.............................................. $    -- $    -- $12,153
                                                        ======= ======= =======
Income before income taxes............................. $    -- $    -- $ 1,291
Provision for income taxes.............................      --      --     512
                                                        ------- ------- -------
Net Income............................................. $    -- $    -- $   779
                                                        ======= ======= =======
TOTAL DISCONTINUED OPERATIONS:
Net Sales.............................................. $44,754 $68,650 $67,796
                                                        ======= ======= =======
Income before income taxes............................. $ 7,977 $12,278 $11,943
Provision for income taxes.............................   2,885   4,160   4,291
                                                        ------- ------- -------
Income from discontinued operations.................... $ 5,092 $ 8,118 $ 7,652
                                                        ======= ======= =======

  Also reported with the results of the discontinued Water Filtration Business in the accompanying consolidated Statement of Income, is a third quarter 1997 provision of $4.9 million, net of tax benefits of $1.1 million, for the one-time costs of the Spin-off and Merger.

                                  AMETEK, INC.

5. OTHER BALANCE SHEET INFORMATION

                                                             (IN THOUSANDS)
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
INVENTORIES
  Finished goods and parts................................ $  19,515  $  23,410
  Work in process.........................................    23,059     20,714
  Raw materials and purchased parts.......................    42,542     42,407
                                                           ---------  ---------
                                                           $  85,116  $  86,531
                                                           =========  =========
PROPERTY, PLANT AND EQUIPMENT, at cost
  Land.................................................... $   9,343  $   8,645
  Buildings...............................................    95,183     86,607
  Machinery and equipment.................................   338,926    320,816
                                                           ---------  ---------
                                                             443,452    416,068
  Less accumulated depreciation...........................  (257,102)  (241,260)
                                                           ---------  ---------
                                                           $ 186,350  $ 174,808
                                                           =========  =========
INTANGIBLES, INVESTMENTS AND OTHER ASSETS
  Intangibles, at cost:
    Patents............................................... $  21,448  $  20,698
    Goodwill..............................................    57,874     30,662
    Other acquired intangibles............................    47,145     47,777
    Less accumulated amortization.........................   (64,551)   (60,546)
                                                           ---------  ---------
                                                              61,916     38,591
  Investments.............................................    34,833     36,437
  Other...................................................    23,635     20,020
                                                           ---------  ---------
                                                           $ 120,384  $  95,048
                                                           =========  =========
ACCRUED LIABILITIES
  Accrued employee compensation and benefits.............. $  22,693  $  22,548
  Restructuring...........................................     3,480      5,556
  Other...................................................    42,817     34,620
                                                           ---------  ---------
                                                           $  68,990  $  62,724
                                                           =========  =========

ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE

                                                           (IN THOUSANDS)
                                                       ------------------------
                                                        1997     1996     1995
                                                       -------  -------  ------
  Balance at beginning of year........................ $ 5,375  $ 6,358  $3,906
  Additions charged to expense........................   1,039      150   2,708
  Recoveries credited to allowance....................      49       38       6
  Write-offs..........................................  (2,628)  (1,212)   (417)
  Currency translation adjustment and other...........      97       41     155
                                                       -------  -------  ------
  Balance at end of year.............................. $ 3,932  $ 5,375  $6,358
                                                       =======  =======  ======

                                 AMETEK, INC.

6. LONG-TERM DEBT

  At December 31, 1997 and 1996, long-term debt consisted primarily of $150 million in 9 3/4% Senior Notes due 2004. The annual future payments required by the terms of the long-term debt for the next five years are not significant. The Senior Note agreement was amended in June 1997, by the consent of a majority of noteholders, to permit the spin-off and merger of the Company's Water Filtration Business into Culligan.

  In connection with the replacement of its Bank Credit Agreement in August 1995, AMETEK recorded a third quarter 1995 noncash extraordinary charge of $2.7 million (net of tax benefits of $1.7 million), or $.08 per share, for the write-off of deferred debt issuance costs related to the previous bank credit agreement.

  On September 12, 1996, AMETEK amended its $195 million Bank Credit Agreement, extending the maturity of the facility by one year, to 2001. In addition, the amended agreement provided somewhat greater financial flexibility, and slightly lower interest rates and fees on the overall credit facility. The Bank Credit Agreement was subsequently amended on May 9, 1997, to provide for the assumption by Culligan of $25 million of the Company's debt in connection with the Merger of the Water Filtration Business into Culligan. Also, in May 1997, the agreement was further amended to ease certain restrictive covenants relating to acquisitions, among other things. A December 1997 amendment permits reacquired shares of the Company's common stock to be retained in its treasury or be retired, at the Company's election, and also permitted the January 1998 acquisition of Rotron.

  Among other things, the agreements place certain restrictions on cash payments, including the payment of cash dividends. At December 31, 1997, retained earnings of approximately $12 million were not subject to the dividend limitation.

  Interest rates on outstanding loans under the Bank Credit Agreement are based on the London Interbank Offered Rate (LIBOR), plus a negotiated spread over LIBOR, or prime. Under the Bank Credit Agreement, at December 31, 1997, the Company had $7.4 million in revolving credit loans outstanding at a blended interest rate of 6.6%.

  Foreign subsidiaries of the Company had lines of credit with European banks of approximately $20.2 million, of which $5.5 million was outstanding at December 31, 1997. The revolving credit loans, along with the foreign bank borrowings totaling $5.5 million at December 31, 1997, are classified on the accompanying balance sheet as short-term borrowings. The weighted average interest rate on all short-term borrowings outstanding at December 31, 1997 was 7.3%. The Company also had outstanding letters of credit totaling $13.9 million at December 31, 1997.

7. STOCKHOLDERS' EQUITY

  As a result of the Merger of the Company's Water Filtration Business into Culligan, on July 31, 1997, the Company incurred a net charge to stockholders' equity of approximately $8.0 million for the disposal of that business. In connection with the Spin-off and Merger, shareholders received a distribution of one share of New Ametek common stock for each of their shares of Old Ametek common stock. All shares of Old Ametek stock held in treasury on that date were canceled and returned to authorized but unissued shares. At December 31, 1997, the company held 233,000 shares in its treasury at a cost of $5.5 million, compared with approximately 1.5 million shares at a cost of $14.5 million at the end of 1996. Stock repurchases are being made under a $50 million authorization, approved by the Company's Board of Directors in 1996. At December 31, 1997, $42.8 million of that authorization was unexpended. Since inception of the stock repurchase program in 1994, to December 31, 1997, the Company has repurchased 12.4 million shares of its common stock (approximately 29%

                                 AMETEK, INC.

of the then outstanding shares) at a total cost of $176.4 million. The number of shares outstanding at December 31, 1997 and 1996 were approximately 33 million shares.

  The Company has a Shareholder Rights Plan, under which the Company's Board of Directors declared a dividend of one Right for each share of Company common stock owned upon completion of the 1997 Spin-off. The Plan provides, under certain conditions involving acquisition of the Company's common stock, that holders of Rights, except for the acquiring entity, would be entitled to (i) to purchase shares of preferred stock at a specified exercise price, or (ii) to purchase shares of common stock of the Company, or acquiring company, having a value of twice the Rights exercise price. The Rights under the Plan expire in 2007.

8. STOCK OPTION AND AWARD PLANS

  Effective with completion of the Spin-off, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan") which replaced all of the Company's previously existing stock award plans. The 1997 plan provides for the grant of up to 3.8 million shares of common stock to eligible employees and nonemployee directors of the Company in the form of options, phantom stock awards, restricted stock awards and stock rights. Upon completion of the Spin-off, all options outstanding were amended by adjusting the exercise price and the number of shares to maintain each option's inherent economic value, preserve the per-share ratio between the market price of the Company's common stock and the exercise price of the option, and the vesting and term provisions of the option that existed prior to the Spin-off.

  Restricted stock awards of the Company's common stock are made to eligible employees and nonemployee directors at such cost to the recipient as the stock incentive committee of the Board of Directors may determine. Such shares are issued subject to certain conditions with respect to transfer and other restrictions as prescribed by the plan. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market price of the shares awarded over the price paid by the recipient at the date of grant, is charged to stockholders' equity and is amortized to expense over the periods until the restrictions lapses. No restricted stock was issued during the past three years, and amortization expense for prior restricted stock issuances was not significant.

  In 1997, the Company reserved approximately 53,000 shares under a Supplemental Executive Retirement Plan ("SERP"), which was approved in May 1997. Charges to expense under the SERP are considered pension expense (see
Note 11), with the offsetting credit reflected in stockholders' equity.

  At December 31, 1997, 3,698,273 (3,786,623 in 1996) shares of common stock were reserved for grant under the 1997 Plan. The options are exercisable, after the first anniversary of the date of grant at prices not less than market prices on dates of grant, and in installments over four-to-ten-year-periods from dates of grant. The Company also has insignificant stock appreciation rights outstanding which are exercisable for cash and/or shares of the Company's common stock when the related option is exercised. A charge to income, not significant in amount, is made for these rights and certain related options.

                                 AMETEK, INC.

  A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                   1997                        1996                     1995
                          -------------------------   ------------------------ ------------------------
                                          PRICE                      PRICE                    PRICE
                           SHARES         RANGE        SHARES        RANGE      SHARES        RANGE
                          ---------   -------------   ---------  ------------- ---------  -------------
Outstanding at beginning
 of year................  2,767,302   $11.69-$19.56   2,714,540  $11.69-$17.69 2,689,961  $ 8.94-$16.50
Granted.................     46,500     18.10-23.78     705,150    17.38-19.56   610,900    17.00-17.69
Options issued in
 conversion for Spin-off
 and Merger*............    464,812      9.73-18.10          --             --        --             --
Exercised...............   (552,737)     9.73-17.69    (603,975)   11.69-17.50  (542,626)    8.94-15.44
Canceled................   (124,313)    11.60-19.19     (48,413)   12.19-19.19   (43,695)   12.19-17.50
                          ---------   -------------   ---------  ------------- ---------  -------------
Outstanding at end of
 year...................  2,601,564**    9.73-23.78** 2,767,302    11.69-19.56 2,714,540    11.69-17.69
                          =========   =============   =========  ============= =========  =============
Exercisable at end of
 year...................  1,421,506** $ 9.73-$15.97** 1,154,663  $11.69-$17.69 1,203,097  $11.69-$16.31
                          =========   =============   =========  ============= =========  =============

--------
* Shares added and prices adjusted to reflect the effect on stock options of the Spin-off and Merger of the Company's former Water Filtration Business on August 1, 1997.
** Expiring from 1998 through 2007. Of the 2,601,564 options issued and outstanding at December 31, 1997, 2,522,982 options had exercise prices from $9.73 to $15.97 per share, of which 1,421,506 options were exercisable at year end 1997. The remaining 78,582 options outstanding had exercise prices between $15.98 and $23.78 per share.

  As of January 1, 1996, the Company adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." As permitted by the Statement, the Company elected to continue to account for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation expense is not recognized for fixed-price stock options when the exercise price of the employee stock option is equal to the market price of the underlying stock on the date of grant. Had compensation expense for the stock option plans been determined under Statement No. 123, pro forma net income and related per share amounts for the years ended December 31, 1997, 1996, and 1995 would have been as follows:

                                                          1997    1996    1995
                                                         ------- ------- -------
                                                          (IN THOUSANDS, EXCEPT
                                                                   PER
                                                               SHARE DATA)
                                                         -----------------------
Net income:
  As reported........................................... $50,413 $51,190 $52,280
  Pro forma.............................................  49,217  50,318  52,047
Net income per share:
  Basic:
    As reported......................................... $  1.53 $  1.57 $  1.56
    Pro forma...........................................    1.50    1.54    1.56
  Diluted:
    As reported.........................................    1.49    1.54    1.54
    Pro forma...........................................    1.48    1.54    1.56

  Because the method of accounting under Statement No. 123 has not been applied to option grants prior to January 1, 1995, the above pro forma disclosures may not be indicative of the pro forma amounts in future years.

                                 AMETEK, INC.

  The weighted average fair value of each option grant on the grant date was $5.68 for 1997, $4.98 for 1996, and $5.08 for 1995. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the last three years.

                                                               1997  1996  1995
                                                               ----  ----  ----
      Expected life (years)...................................  5.0   5.0   5.0
      Expected volatility..................................... 23.6% 22.8% 25.5%
      Dividend yield..........................................  1.1%  1.4%  1.4%
      Risk-free interest rate................................. 5.71% 5.94% 5.94%

9. LEASES

  Minimum aggregate rental commitments under noncancelable leases in effect at December 31, 1997 (principally for production and administrative facilities and equipment) amounted to $11.1 million consisting of annual payments of $3.5 million in 1998, $2.2 million in 1999, and decreasing amounts thereafter. Rental expense was $5.8 million in 1997, $5.5 million in 1996 and $4.7 million in 1995.

10. INCOME TAXES

  The components of income from continuing operations before income taxes and the details of the provision for income taxes are as follows:

                                                          (IN THOUSANDS)
                                                      ------------------------
                                                       1997     1996    1995
                                                      -------  ------- -------
Income from continuing operations before income
 taxes:
  Domestic........................................... $65,398  $59,275 $40,874
  Foreign............................................  12,796    7,107  17,731
                                                      -------  ------- -------
      Total.......................................... $78,194  $66,382 $58,605
                                                      =======  ======= =======
Provision for income taxes:
  Current:
    Federal.......................................... $18,753  $16,028 $ 9,243
    Foreign..........................................   7,488    2,564   7,374
    State............................................   3,763    2,283   1,173
                                                      -------  ------- -------
      Total current..................................  30,004   20,875  17,790
                                                      -------  ------- -------
  Deferred:
    Federal..........................................    (410)     247   1,862
    Foreign..........................................  (1,172)   1,495   1,410
    State............................................    (492)     693     659
                                                      -------  ------- -------
      Total deferred.................................  (2,074)   2,435   3,931
                                                      -------  ------- -------
      Total provision................................ $27,930  $23,310 $21,721
                                                      =======  ======= =======

                                 AMETEK, INC.

  Significant components of the Company's deferred tax (asset) liability as of December 31 are as follows:

                                                             (IN THOUSANDS)
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
Current deferred tax asset:
  Reserves not currently deductible........................ $ (9,365) $ (9,095)
  Other....................................................   (2,022)   (1,912)
                                                            --------  --------
    Net current deferred tax asset.........................  (11,387)  (11,007)
                                                            --------  --------
Noncurrent deferred tax (asset) liability:
  Differences in basis of property and accelerated
   depreciation............................................   19,960    21,779
  Purchased tax benefits...................................    9,256    10,110
  Reserves not currently deductible........................  (10,092)  (11,304)
  Other....................................................   10,846    12,908
                                                            --------  --------
    Noncurrent deferred tax liability......................   29,970    33,493
                                                            --------  --------
    Net deferred tax liability............................. $ 18,583  $ 22,486
                                                            ========  ========

  The effective rate of the provision for income taxes reconciles to the statutory rate as follows:

                                                            1997   1996   1995
                                                            ----   ----   ----
Statutory rate............................................. 35.0 % 35.0 % 35.0 %
State income taxes, net of federal income tax benefit......  2.7    2.9    2.0
Foreign Sales Corporation.................................. (3.2)  (3.1)  (2.9)
Effect of foreign operations...............................  2.4    1.3    4.7
Other...................................................... (1.2)  (1.0)  (1.7)
                                                            ----   ----   ----
                                                            35.7 % 35.1 % 37.1 %
                                                            ====   ====   ====

  Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $39.0 million at December 31, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. deferred taxes has been made. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable.

11. RETIREMENT AND PENSION PLANS

  The Company maintains noncontributory defined benefit pension plans. Benefits for eligible U. S. salaried and hourly employees are funded through trusts established in conjunction with the plans. The Company's funding policy with respect to its defined benefit plans is to contribute amounts that provide for current and future benefits in accordance with the funding requirements of federal law and regulations. Assets of these plans are invested in a variety of equity and debt instruments and in pooled temporary funds, as well as the Company's common stock, the investment of which is not material to total plan assets. Effective January 1, 1997, the Company adopted a defined contribution retirement feature in its saving and investment plan to principally cover its U.S. salaried employees who join the Company after December 31, 1996. Under this new retirement feature, and the previously existing defined contribution feature, the Company makes contributions for eligible employees based on a pre-established percentage of the covered employee's salary. Employees of certain of the Company's foreign operations participate in various local plans that in the aggregate are not significant.

                                 AMETEK, INC.

  The Company has nonqualified unfunded retirement plans for its Directors and certain retired employees. It also provides supplemental retirement benefits, through contractual arrangements and/or a Supplemental Executive Retirement Plan ("SERP") covering certain current and former employees of the Company. These supplemental benefits are designed to compensate the employee for retirement benefits the executive would have been provided under the Company's primary retirement plan, except for statutory limitations on compensation that may be taken into account under those plans. The projected benefit obligations of the SERP and the contracts will primarily be funded by grant of shares of the Company's common stock upon retirement or termination of the employee. The Company is providing for these obligations by charges to earnings over the applicable periods. The 1997 charges include a one-time provision for the SERP retroactive to 1989, when the statutory limits were first applied.

  In connection with the Merger of the Company's former Water Filtration Business into Culligan, the Company transferred the assets and accumulated benefit obligation of the defined benefit pension plan for the hourly employees of the U.S. water filtration operation to Culligan, and Culligan assumed the obligation for pension benefits for such hourly employees after the Merger, as well as the pension benefits for employees of the foreign operations of the Water Filtration Business. The Company retained obligations with respect to retirement benefits accrued as of the date of the Merger for U.S. salaried employees of the Water Filtration Business. Such benefits will be payable when the employees become entitled to a retirement benefit under the Culligan pension plan. Pension assets sufficient to fund this obligation will remain in the Company's corporate-wide salaried pension plan.

  A summary of net pension expense charged to income for the three year period ending December 31, 1997, is shown in the following table:

                                                        (IN THOUSANDS)
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Defined benefit plans:
  Service cost for benefits earned during the
   period........................................ $  5,945  $  6,093  $  5,807
  Interest cost on projected benefit obligation..   17,069    15,978    15,159
  Actual return on plan assets...................  (55,141)  (21,419)  (23,339)
  Net amortization and deferrals.................   35,237     3,450     6,888
                                                  --------  --------  --------
    Net pension expense..........................    3,110     4,102     4,515
                                                  --------  --------  --------
Other plans:
  Defined contribution plan......................      250        --        --
  Supplemental retirement plans..................    1,136        88       115
  Foreign plans and other........................      510       325       804
                                                  --------  --------  --------
    Total other plans............................    1,896       413       919
                                                  --------  --------  --------
      Total net pension expense.................. $  5,006  $  4,515  $  5,434
                                                  ========  ========  ========

                                 AMETEK, INC.

  The following table sets forth the funded status of the plans:

                                                (IN THOUSANDS)
                                -----------------------------------------------
                                   DECEMBER 31, 1997       DECEMBER 31, 1996
                                ----------------------- -----------------------
                                  ASSETS    ACCUMULATED   ASSETS    ACCUMULATED
                                  EXCEED     BENEFITS     EXCEED     BENEFITS
                                ACCUMULATED   EXCEED    ACCUMULATED   EXCEED
                                 BENEFITS     ASSETS     BENEFITS     ASSETS
                                ----------- ----------- ----------- -----------
Actuarial present value of
 benefit obligations:
  Vested benefit obligation...   $197,268     $29,591    $138,083     $65,235
                                 ========     =======    ========     =======
  Accumulated benefit
   obligation.................   $206,254     $34,075    $143,946     $70,859
                                 ========     =======    ========     =======
  Projected benefit
   obligation.................   $218,145     $34,081    $156,626     $70,940
Plan assets at fair value.....    240,625      27,823     164,038      60,916
                                 --------     -------    --------     -------
Plan assets in excess (less
 than) projected benefit obli-
 gation.......................     22,480      (6,258)      7,412     (10,024)
Unrecognized prior service
 cost.........................      2,069       2,427       1,302       3,770
Unrecognized net (gain) loss..    (13,540)      3,175       5,091       2,384
Unrecognized net transition
 (asset) obligation, net of
 amortization.................     (2,953)        379      (3,641)        546
                                 --------     -------    --------     -------
Prepaid (accrued) pension ex-
 pense........................   $  8,056     $  (277)   $ 10,164     $(3,324)
                                 ========     =======    ========     =======

  For pension plans with accumulated benefits in excess of assets at December 31, 1997, the balance sheet reflects an additional long-term pension liability of $6.0 million ($7.0 million in 1996), a long-term intangible asset of $3.1 million ($3.3 million in 1996), and a charge in stockholders' equity (net of deferred taxes) of $1.9 million in 1997, $2.5 million in 1996, and $4.3 million in 1995. The charge in stockholders' equity represents the excess of the additional long-term liability over unrecognized prior service cost. No additional balance sheet recognition is given to pension plans with assets in excess of accumulated benefits.

  Assumptions used in accounting for the defined benefit plans as of December 31 of each year were:

                                                           1997   1996   1995
                                                           -----  -----  -----
Discount rate used in determining present values.......... 7 1/4% 7 3/4% 7 1/2%
Annual rate of increase in future compensation levels..... 4 1/2%     5%     5%
Expected long-term rate of return on plan assets.......... 9 1/4% 9 1/4% 9 1/4%

  The company provides limited postretirement benefits other than pensions for certain retirees and a small number of employees. Benefits under these arrangements are not significant. The Company also provides limited postemployment benefits for former or inactive employees after employment but before retirement. Those benefits, which are not significant in amount, have always been accounted for on the accrual basis, thereby meeting the current accounting requirement for postemployment benefits.

                                 AMETEK, INC.

12. FINANCIAL INSTRUMENTS

  AMETEK has limited its use of derivative financial instruments and does not use them for trading purposes. Such instruments are generally used to manage well-defined interest rate risks and to hedge firm commitments related to certain export sales denominated in a foreign currency.

  Interest rate swap and cap agreements are used from time to time to reduce the potential impact of increases in interest rates on AMETEK's floating-rate revolving credit loans. Accordingly, AMETEK has entered into those agreements to effectively convert floating-rate loans to fixed-rate loans and to cap certain interest rates that are indexed to LIBOR rates to reduce the risk of incurring higher interest costs due to rising interest rates. At December 31, 1996, AMETEK was party to one interest rate swap agreement with a notional amount of $19.4 million, which terminated in May 1997, along with an interest rate cap agreement of the same amount. Neither the swap nor the cap agreement was renewed. The interest rate cap agreement entitled the Company to receive amounts from counterparties on a quarterly basis if specified market interest rates were above fixed cap rates. The fair value of the swap and cap agreements as of December 31, 1996 was not significant.

  Cross currency and interest rate agreements are in effect to hedge a portion of the Company's net investment in certain foreign subsidiaries. At December 31, 1997, the Company was party to one such agreement, whereby the Company agreed to swap British pounds for an equivalent amount of U.S. dollars totaling $3.8 million. The agreement provides for the Company to make a fixed interest rate payment while receiving interest at floating rates. The currency swap agreement terminates in August, 1999. The fair value of this agreement at December 31, 1997 was not significant. At December 31, 1996, the Company was party to two such agreements, whereby the Company swapped certain European currencies for an equivalent amount of U.S. dollars totaling $7.1 million. Both agreements terminated in 1997. The fair value of the two agreements at December 31, 1996, was also not significant.

  Forward currency contracts are entered into to hedge certain firm export sales commitments denominated in Deutsche marks, and in 1996, certain firm purchase commitments denominated in Japanese yen. The purpose of such hedging activities is to protect the Company from the risk that the eventual net cash dollar inflows and outflows resulting from the sale of products to foreign customers and from the purchase of parts and materials from foreign suppliers respectively, will be adversely affected by changes in exchange rates. At December 31, 1997 and 1996, the notional values of the contracts were approximately $600,000 and $1.1 million, respectively. The terms of the currency contracts are dependent on firm commitments and generally do not exceed one year. Deferred gains and losses on the contracts at December 31, 1997 and 1996 were not significant and are recognized in operations as the related sales and purchases occur.

  The estimated fair values of the Company's other financial instruments are compared below to the recorded amounts at December 31, 1997 and 1996. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 1997 and 1996 in the accompanying balance sheet.

                                       (IN THOUSANDS)
                                      ASSET (LIABILITY)
                           ------------------------------------------
                            DECEMBER 31, 1997     DECEMBER 31, 1996
                           --------------------  --------------------
                           RECORDED     FAIR     RECORDED     FAIR
                            AMOUNT      VALUE     AMOUNT      VALUE
                           ---------  ---------  ---------  ---------
Fixed income and equity
 investments.............. $  34,833  $  34,833  $  33,933  $  33,933
Short-term borrowings..... $ (12,936) $ (12,936) $ (31,787) $ (31,787)
Long-term debt (including
 current portion)......... $(152,928) $(163,000) $(150,391) $(160,000)

                                 AMETEK, INC.

  The fair values of fixed income and equity investments are based primarily on quoted market prices. The fair value of short-term borrowings is based on the carrying value at year end. The fair value of the Company's long-term debt, which consists primarily of publicly traded notes, is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of forward currency contracts, which are not reflected in the financial statements, is based on quoted market prices for comparable contracts, and is not material.

13. ADDITIONAL INCOME STATEMENT AND CASH FLOW INFORMATION

  Included in other income is interest and other investment income (mainly from the sale of securities) of $6.1 million, $4.7 million, and $2.4 million for 1997, 1996, and 1995, respectively. Income taxes paid in 1997, 1996, and 1995 were $24.2 million, $22.9 million, and $30.3 million, respectively. Cash paid for interest for each of the three years approximated interest expense.

14. SEGMENT AND GEOGRAPHIC INFORMATION

  The Company classifies its operations into two business segments:
Electromechanical and Electronic Instruments. The Electromechanical Group
(EMG) produces motor-blower systems for manufacturers of floor-care appliances and outdoor power equipment, and produces fractional horsepower motors and motor-blowers for computer, business machine and medical equipment, high-purity metal powders and alloys in powder, strip and wire form for electronic components, aircraft, and automotive products. Sales of fractional horsepower electric motors and blowers represented 45.9% in 1997, 47.0% in 1996, and 47.6% in 1995 of the Company's consolidated net sales.

  The Electronic Instruments Group (EIG) produces aircraft cockpit instruments and displays; pressure-temperature-flow, and liquid-level sensors for aircraft and jet engine manufacturers and airlines, and airborne electronics systems that monitor and record flight and engine data. The Group also produces instruments and complete instrument panels for heavy truck manufacturers and heavy construction and agricultural vehicles; process monitoring and display systems; combustion gas analysis systems; moisture and emissions monitoring systems; force- and speed-measuring instruments; air and noise monitors; pressure and temperature calibrators; and pressure-indicating and digital manometers; high-temperature-resistant materials and textiles; corrosion-resistant heat exchangers; tanks and piping for process systems; and thermoplastic compounds and concentrates for automotive, appliance, and telecommunication applications.

                                 AMETEK, INC.

BUSINESS SEGMENT FINANCIAL INFORMATION

                                                        (IN THOUSANDS)
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Net sales:(1)
  Electromechanical.............................. $457,170  $446,433  $437,868
  Electronic Instruments.........................  390,591   353,578   343,979
                                                  --------  --------  --------
    Total Consolidated........................... $847,761  $800,011  $781,847
                                                  ========  ========  ========
Operating income and income before income taxes:
  Operating income:
    Electromechanical............................ $ 61,832  $ 59,509  $ 61,247
    Electronic Instruments.......................   50,769    44,386    39,268
                                                  --------  --------  --------
    Total segments operating income(2)...........  112,601   103,895   100,515
    Corporate administrative and other expenses..  (20,646)  (21,052)  (21,836)
                                                  --------  --------  --------
  Consolidated operating income..................   91,955    82,843    78,679
  Interest and other expenses, net...............  (13,761)  (16,461)  (20,074)
                                                  --------  --------  --------
  Consolidated income from continuing operations
   before income taxes........................... $ 78,194  $ 66,382  $ 58,605
                                                  ========  ========  ========
Identifiable Assets:
  Electromechanical.............................. $245,631  $244,545  $224,443
  Electronic Instruments.........................  238,275   185,711   200,557
                                                  --------  --------  --------
    Total segments...............................  483,906   430,256   425,000
  Corporate(3)...................................   71,297    68,912    64,685
                                                  --------  --------  --------
    Total continuing operations..................  555,203   499,168   489,685
  Net assets of discontinued operations..........       --    29,707    29,868
                                                  --------  --------  --------
    Total Consolidated........................... $555,203  $528,875  $519,553
                                                  ========  ========  ========
Additions to property, plant and equipment:(4)
  Electromechanical.............................. $ 29,485  $ 30,633  $ 20,718
  Electronic Instruments.........................   18,265     8,149    12,753
                                                  --------  --------  --------
    Total segments...............................   47,750    38,782    33,471
  Corporate......................................    2,149       294       583
                                                  --------  --------  --------
    Total Consolidated........................... $ 49,899  $ 39,076  $ 34,054
                                                  ========  ========  ========
Depreciation and amortization:
  Electromechanical.............................. $ 17,564  $ 16,304  $ 14,692
  Electronic Instruments.........................   14,992    16,097    17,915
                                                  --------  --------  --------
    Total segments...............................   32,556    32,401    32,607
  Corporate......................................      310       258       197
                                                  --------  --------  --------
    Total Consolidated........................... $ 32,866  $ 32,659  $ 32,804
                                                  ========  ========  ========

--------
(1) After elimination of intra and intersegment sales, which are not significant in amount. Such sales are generally based on prevailing market prices.
(2) Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include an allocation of interest expense.
(3) Corporate assets consist primarily of investments, insurance deposits, and deferred taxes.
(4) Includes $8.7 million in 1997, and $4.7 million in 1995 from acquired businesses.

                                  AMETEK, INC.

GEOGRAPHIC AREAS

                                                        (IN THOUSANDS)
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Net sales (based on destination):
  United States.................................  $527,880  $525,752  $511,831
                                                  --------  --------  --------
  International (including United States exports
   shown below):
    Europe......................................   202,094   176,828   195,853
    Asia........................................    62,363    45,020    32,395
    Canada......................................    35,931    32,959    29,265
    Other.......................................    19,493    19,452    12,503
                                                  --------  --------  --------
    Total International.........................   319,881   274,259   270,016
                                                  --------  --------  --------
        Total Consolidated......................  $847,761  $800,011  $781,847
                                                  ========  ========  ========
Income (loss) before income taxes:
  United States.................................  $ 98,092  $ 93,323  $ 81,762
  International:
    Europe......................................    14,415     9,732    18,459
    Asia, Canada, and other ....................        94       840       294
  Corporate administrative and other expenses...   (20,646)  (21,052)  (21,836)
  Interest and other expenses, net..............   (13,761)  (16,461)  (20,074)
                                                  --------  --------  --------
        Total Consolidated......................  $ 78,194  $ 66,382  $ 58,605
                                                  ========  ========  ========
Identifiable assets:
  United States.................................  $334,173  $305,871  $312,349
  International:
    Europe......................................   131,097   111,012   104,695
    Asia, Canada, and other.....................    18,636    13,373     7,956
  Corporate.....................................    71,297    68,912    64,685
                                                  --------  --------  --------
      Total continuing operations...............   555,203   499,168   489,685
  Net assets of discontinued operations.........        --    29,707    29,868
                                                  --------  --------  --------
        Total Consolidated......................  $555,203  $528,875  $519,553
                                                  ========  ========  ========
United States export sales (reported in interna-
 tional sales above):
  Europe........................................  $ 59,243  $ 54,737  $ 57,846
  Asia..........................................    52,224    41,313    32,395
  Canada........................................    35,886    32,957    29,265
  Other.........................................    14,483    12,319    11,590
                                                  --------  --------  --------
        Total Consolidated......................  $161,836  $141,326  $131,096
                                                  ========  ========  ========

                                 AMETEK, INC.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         --------------------------------------------------------
                          FIRST       SECOND      THIRD       FOURTH      TOTAL
                         QUARTER*    QUARTER     QUARTER     QUARTER       YEAR
                         --------    --------    --------    --------    --------
1997
  Net sales............. $202,455    $216,047    $212,149    $217,110    $847,761
  Operating income...... $ 21,818    $ 22,659    $ 23,110    $ 24,368    $ 91,955
  Income from continuing
   operations........... $ 11,593    $ 12,189    $ 12,874    $ 13,608    $ 50,264
  Net income             $ 13,666    $ 14,759    $  8,380    $ 13,608    $ 50,413(c)
  Basic earnings per
   share:(a)
    Income from
     continuing
     operations......... $    .36    $    .37    $    .39    $    .41    $   1.53
    Net income           $    .42    $    .45    $    .25    $    .41    $   1.53(c)
  Diluted earnings per
   share:(a)
    Income from
     continuing
     operations......... $    .35    $    .36    $    .38    $    .40    $   1.49
    Net income           $    .41    $    .44    $    .24    $    .40    $   1.49(c)
  Dividends paid per
   share................ $    .06    $    .06    $    .06    $    .06    $    .24
  Common stock trading
   range:(b)
    High................      22 1/2      24 3/8       27          28          28
    Low.................      19 7/8      21 1/8      21 7/8      21 5/8      19 7/8
1996
  Net sales............. $209,133    $205,963    $194,886    $190,029    $800,011
  Operating income...... $ 19,871    $ 20,454    $ 20,608    $ 21,910    $ 82,843
  Income from continuing
   operations........... $  9,896    $ 10,581    $ 10,855    $ 11,740    $ 43,072
  Net income             $ 12,216    $ 12,967    $ 12,956    $ 13,051    $ 51,190(c)
  Basic earnings per
   share:(a)
    Income from
     continuing
     operations......... $    .30    $    .32    $    .33    $    .36    $   1.32
    Net income           $    .37    $    .40    $    .40    $    .40    $   1.57(c)
  Diluted earnings per
   share:(a)
    Income from
     continuing
     operations......... $    .30    $    .32    $    .33    $    .35    $   1.30
    Net income           $    .37    $    .39    $    .39    $    .39    $   1.54(c)
  Dividends paid per
   share................ $    .06    $    .06    $    .06    $    .06    $    .24
  Common stock trading
   range:(b)
    High................      18 7/8      22 1/4      21 5/8      22 1/4      22 1/4
    Low.................       16         17 3/8      18 1/4      17 3/4       16

--------
 * Previously reported amounts for 1997 and 1996 have been restated for the third quarter 1997 disposal of the Water Filtration Business.
(a) Based on adoption of a new accounting standard for earnings per share in the fourth quarter of 1997. The sum of quarterly earnings per share may not equal total year earnings per share due to the effect of the Company's purchasing shares of its outstanding common stock.
(b) Trading ranges are based on the New York Stock Exchange composite tape.
(c) Amounts for 1997 and 1996 include income from the discontinued Water Filtration Business through July 31, 1997, the date of disposal. Amounts for the third quarter of 1997 also include one-time costs associated with the disposition of that business of $4.9 million, or $.15 per share.

                                 AMETEK, INC.

16. FUTURE REPORTING REQUIREMENTS

  In June 1997, the Financial Accounting Standards Board (FASB) issued two new financial reporting standards. Statement No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive income. The statement is effective for the Company as of January 1, 1998; its adoption will require additional disclosures regarding items of comprehensive income, either as a separate financial statement or additions to existing ones. Adoption of the Statement will have no effect on the Company's results of operations, financial position, or cash flows. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting annual and interim operating segment information. Statement No. 131 is effective for the Company's 1998 annual financial statements, and interim reporting beginning in 1999. Adoption of the Statement will have no effect on the Company's consolidated results of operations, financial position, or cash flows. The Company is currently studying the future effects of adopting this Statement on the presentation of its segment information.

17. SUBSEQUENT EVENT

  On January 9, 1998, the Company acquired all of the outstanding shares of Rotron, Inc. ("Rotron"), a wholly-owned subsidiary of EG&G, Inc., pursuant to a definitive stock purchase agreement dated December 26, 1997. The purchase price, which is subject to adjustment, was approximately $103 million in cash and was financed at closing by utilizing a portion of the Company's existing credit facility. Rotron, which had annual sales in 1997 of approximately $70 million is engaged in the manufacture and sale of motors, fans, and blowers for aerospace, mass transit, military, and medical applications. Rotron will be combined with AMETEK's Technical Motor Division to operate as a part of the Company's Electromechanical Group. The acquisition will be accounted for under the purchase method of accounting, and the results of Rotron's operations will be included in the results of the Company beginning in 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to Directors and Executive Officers of the Company, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the fiscal year ended December 31, 1997, under the captions "Information as to Nominees for Election of Directors," "Executive Officers of the Registrant," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEMS 11, 12, AND 13.

  The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1997, under the headings "Executive Compensation," "Stock Ownership," and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Financial Statements, Financial Statement Schedules and Exhibits filed.

    1. and 2.

      Financial statements and schedules are shown in the index and other information on page 20 of this report.

    3. Exhibits

      Exhibits are shown in the index on page 47 of this report.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMETEK, INC.

Dated: March 10, 1998                             /s/ Walter E. Blankley
                                          By __________________________________
                                              WALTER E. BLANKLEY, CHAIRMAN OF
                                               THE BOARD AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

       /s/ Walter E. Blankley          Chairman of the          March 10, 1998
-------------------------------------   Board and Chief
         WALTER E. BLANKLEY             Executive Officer
                                        (Principal
                                        Executive Officer)

        /s/ Frank S. Hermance          President and Chief      March 10, 1998
-------------------------------------   Operating Officer
          FRANK S. HERMANCE

        /s/ John J. Molinelli          Senior Vice              March 10, 1998
-------------------------------------   President-- Chief
          JOHN J. MOLINELLI             Financial Officer
                                        (Principal
                                        Financial Officer)

      /s/ Robert R. Mandos, Jr.        Comptroller              March 10, 1998
-------------------------------------   (Principal
        ROBERT R. MANDOS, JR.           Accounting Officer)

          /s/ Lewis G. Cole            Director                 March 10, 1998
-------------------------------------
            LEWIS G. COLE

     /s/ Helmut N. Friedlaender        Director                 March 10, 1998
-------------------------------------
       HELMUT N. FRIEDLAENDER

        /s/ Sheldon S. Gordon          Director                 March 10, 1998
-------------------------------------
          SHELDON S. GORDON

        /s/ Charles D. Klein           Director                 March 10, 1998
-------------------------------------
          CHARLES D. KLEIN

         /s/ James R. Malone           Director                 March 10, 1998
-------------------------------------
           JAMES R. MALONE

       /s/ David P. Steinmann          Director                 March 10, 1998
-------------------------------------
         DAVID P. STEINMANN

       /s/ Elizabeth R. Varet          Director                 March 10, 1998
-------------------------------------
         ELIZABETH R. VARET

                               INDEX TO EXHIBITS
                                 ITEM 14(a) 3)

                                                                INCORPORATED        FILED WITH
 EXHIBIT                                                         HEREIN BY          ELECTRONIC
 NUMBER                    DESCRIPTION                          REFERENCE TO        SUBMISSION
 -------                   -----------                          ------------        ----------
   2.1   Amended and Restated Agreement and Plan of       Exhibit 2 to Form 8-K
         Merger and Reorganization, dated as of February  dated August 7, 1997,
         5, 1997, by and among Culligan Water             SEC File No. 1-12981.
         Technologies, Inc. ("Culligan"), Culligan Water
         Company, Inc. ("Culligan Merger Sub"), AMETEK,
         Inc. ("AMETEK") and AMETEK Aerospace Products,
         Inc. ("AMETEK Aerospace"), incorporated by
         reference to Appendix A to the Joint Proxy
         Statement/Prospectus included in Culligan's
         Registration Statement on Form S-4 (Commission
         File No. 333-26953).
   2.2   Amended and Restated Contribution and            Appendix B to
         Distribution Agreement, dated as of February 5,  Preliminary Proxy
         1997, by and between AMETEK and AMETEK           Statement dated May 12,
         Aerospace.                                       1997, SEC File No. 1-
                                                          168.
   2.3   Form of Tax Allocation Agreement among AMETEK,   Appendix D to
         AMETEK Aerospace and Culligan.                   Preliminary Proxy
                                                          Statement dated May 12,
                                                          1997, SEC File No. 1-
                                                          168.
   2.4   Form of Transition Services Agreement by and     Appendix B to
         between Culligan Merger Sub and AMETEK           Preliminary Proxy
         Aerospace.                                       Statement dated May 12,
                                                          1997, SEC File No. 1-
                                                          168.
   2.5   Form of Indemnification Agreement among AMETEK,  Appendix B to
         Culligan and AMETEK Aerospace.                   Preliminary Proxy
                                                          Statement dated May 12,
                                                          1997, SEC File No. 1-
                                                          168.
   2.6   Form of Trademark Agreement between AMETEK and   Appendix B to
         AMETEK Aerospace.                                Preliminary Proxy
                                                          Statement dated May 12,
                                                          1997, SEC File No. 1-
                                                          168.
   3.1   Amended and Restated Certificate of              Exhibit 3.i to Form 8-K
         Incorporation of the Company.                    dated August 7, 1997,
                                                          SEC File No. 1-12981.
   3.2   Amended and Restated By-laws of the Company.     Exhibit 3.i to Form 8-K
                                                          dated August 7, 1997,
                                                          SEC File No. 1-12981.
   4.1   Indenture dated as of March 15, 1994 between the Exhibit 4 to March 31,
         Company and Corestates Bank N.A., as Trustee,    1994 10-Q, SEC File No.
         relating to the Company's 9 3/4% Senior Notes    1-168.
         due 2004.
   4.2   First Supplemental Indenture, dated as of June   Exhibit 4.2 to Form 8-K
         2, 1997, between AMETEK and Corestates Bank,     dated August 7, 1997,
         N.A., as Trustee.                                SEC File No. 1-12981.
   4.3   Second Supplemental Indenture, dated as of July  Exhibit 4.3 to Form 8-K
         31, 1997, among the Company, AMETEK and          dated August 7, 1997,
         Corestates Bank, N.A. as Trustee.                SEC File No. 1-12981.

                                                                INCORPORATED         FILED WITH
 EXHIBIT                                                          HEREIN BY          ELECTRONIC
 NUMBER                    DESCRIPTION                          REFERENCE TO         SUBMISSION
 -------                   -----------                          ------------         ----------
   4.4   Rights Agreement, dated as of June 2, 1997,      Exhibit 4.1 to Form 8-K
         between the Company and American Stock Transfer  dated August 7, 1997,
         & Trust Company.                                 SEC File No. 1-12981.
  10.1   Employees' Retirement Plan of AMETEK, Inc., as   Exhibit 10.15 to 1993
         restated January 1, 1989 and amended to December 10-K SEC File No. 1-168.
         31, 1993 (the "Retirement Plan").*
  10.2   Amendment No. 1 to the Retirement Plan.*         Exhibit 10.17 to 1994
                                                          10-K SEC File No. 1-168.
  10.3   Amendment No. 2 to the Retirement Plan.*         Exhibit 10.18 to 1994
                                                          10-K SEC File No. 1-168.
  10.4   Amendment No. 3 to the Retirement Plan.*         Exhibit 10.19 to 1995
                                                          10-K SEC File No. 1-168.
  10.5   Amendment No. 4 to the Retirement Plan.*         Exhibit 10.23 to 1996
                                                          10-K SEC File No. 1-168.
  10.6   Amendment No. 5 to the Retirement Plan.*         Exhibit 10.24 to 1996
                                                          10-K SEC File No. 1-168.
  10.7   Amendment No. 6 to the Retirement Plan*                                         X
  10.8   AMETEK, Inc. Retirement Plan for Directors, as                                  X
         amended and restated to October 13, 1997*
  10.9   AMETEK, Inc. Death Benefit Program for           Exhibit (10)y) to 1987
         Directors, pursuant to which the Company has     10-K.
         entered into agreements, restated January 1,
         1987, with certain directors and one former
         director of the Company (the "Directors
         Program").*
  10.10  Amendment No. 1 to the Directors Program.*       Exhibit (10)z)
                                                          to 1987 10-K SEC File
                                                          No. 1-168.
  10.11  The AMETEK Savings and Investment Plan, as       Exhibit 10.39 to 1996
         restated and amended to January 1, 1997 (the     10-K SEC File No. 1-168
         "Savings Plan").*
  10.12  Amendment No. 1 to the Savings Plan*                                            X
  10.13  Amendment No. 2 to the Savings Plan*                                            X
  10.14  Amendment No. 3 to the Savings Plan*                                            X
  10.15  Reorganization and Distribution Agreement by and Exhibit (2)
         between the Company and Ketema, Inc. (the        to Form 8-K dated
         "Reorganization and Distribution Agreement").    November 30, 1988, SEC
                                                          File No. 1-168.
  10.16  Agreements between the Company and Ketema, Inc.  Exhibit 10.56 to 1991
         amending certain provisions of the               10-K SEC File No. 1-168.
         Reorganization and Distribution Agreement.
  10.17  Benefits Agreement by and between the Company    Exhibit (10)ss)
         and Ketema, Inc.                                 to 1988 10-K SEC File
                                                          No. 1-168.
  10.18  Tax Agreement by and between the Company and     Exhibit (10)tt)
         Ketema, Inc.                                     to 1988 10-K SEC File
                                                          No. 1-168.

                                                                INCORPORATED         FILED WITH
 EXHIBIT                                                          HEREIN BY          ELECTRONIC
 NUMBER                    DESCRIPTION                          REFERENCE TO         SUBMISSION
 -------                   -----------                          ------------         ----------
  10.19  Support Services Agreement by and between the    Exhibit (10)uu)
         Company and Ketema, Inc.                         to 1988 10-K SEC File
                                                          No. 1-168.
  10.20  Form of Severance Benefit Agreement between the  Exhibit (10)ww)
         Company and certain executives of the Company.*  to 1989 10-K SEC File
                                                          No. 1-168.
  10.21  Form of Restricted Stock Agreement between the   Exhibit 10.59 to 1991
         Company and certain directors of the Company,    10-K SEC File No. 1-168.
         dated as of February 27, 1991.*
  10.22  Form of Restricted Stock Agreement between the   Exhibit 10.60 to 1991
         Company and certain executives of the Company,   10-K SEC File No. 1-168.
         dated as of May 21, 1991.*
  10.23  Form of Supplemental Retirement Benefit          Exhibit 10.61 to 1991
         Agreement between the Company and certain        10-K SEC File No. 1-168.
         executives of the Company, dated as of May 21,
         1991.*
  10.24  Supplemental Senior Executive Death Benefit      Exhibit 10.41 to 1992
         Plan, effective as of January 1, 1992 (the       10-K SEC File No. 1-168.
         "Senior Executive Plan").*
  10.25  Amendment No. 1 to the Senior Executive Plan.*   Exhibit 10.42 to 1992
                                                          10-K SEC File No. 1-168.
  10.26  Senior Executive Split Dollar Death Benefit      Exhibit 10.43 to 1992
         Plan, dated as of December 15, 1992.*            10-K SEC File No. 1-168.
  10.27  Credit Agreement dated August 2, 1995, amended   Exhibit 4 to September
         and restated as of September 12, 1996, among the 30, 1996 10-Q, SEC File
         Company, Various Lending Institutions, Bank of   No. 1-168.
         Montreal, Corestates Bank, N.A., and PNC Bank,
         National Association, as Co-Agents, and The
         Chase Manhattan Bank, N.A., as Administrative
         Agent (the "Credit Agreement").
  10.28  First Amendment and Consent to the Credit        Exhibit 10.1 to Form 8-K
         Agreement dated as of May 9, 1997.               dated August 7, 1997,
                                                          SEC File No. 1-12981.
  10.29  Assumption Agreement, dated as of July 31, 1997, Exhibit 10.2 to Form 8-K
         among the Company, AMETEK and The Chase          dated August 7, 1997,
         Manhattan Bank.                                  SEC File No. 1-12981.
  10.30  Second Amendment to the Credit Agreement dated                                  X
         as of December 4, 1997.
  10.31  The 1997 Stock Incentive Plan of Ametek, Inc.                                   X
         (the "1997 Plan").*
  10.32  Supplemental Executive Retirement Plan           Exhibit 10.3 to Form 8-K
                                                          dated August 7, 1997,
                                                          SEC File No. 1-12981.
  10.33  Stock Purchase Agreement by and between EG&G     Exhibit 10 to Form 8-K
         Holdings, Inc. and AMETEK, Inc. dated as of      dated January 22, 1998,
         December 26, 1997.                               SEC File No. 1-12981.

                                                          INCORPORATED   FILED WITH
 EXHIBIT                                                    HEREIN BY    ELECTRONIC
 NUMBER                    DESCRIPTION                    REFERENCE TO   SUBMISSION
 -------                   -----------                    ------------   ----------
   12    Statement regarding computation of ratio of                         X
         earnings to fixed charges.
   21    Subsidiaries of the Registrant.                                     X
   23    Consent of Independent Auditors.                                    X
   27    Financial Data Schedule.                                            X

--------
* Management contract or compensatory plan required to be filed pursuant to
Item 601 of Regulation S-K.