Form 10-Q
period 1998-03-31
AMETEK INC/
filed 1998-05-11
CIK 1037868

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            -----------------------


                                   FORM 10-Q


(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934

For the quarterly period ended                    March 31, 1998
                               -------------------------------------------------

                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 1-12981


                                 AMETEK, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



        DELAWARE                                             14-1682544
--------------------------------------------------------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)



                  Station Square, Paoli, Pennsylvania   19301
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


    Registrant's telephone number, including area code   610-647-2121
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

Yes   X    No ______
    -----

  The number of shares of the issuer's common stock outstanding as of the latest practicable date was:

  Common Stock, $.01 Par Value, outstanding at April 30, 1998 was 32,937,575 shares.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                                 AMETEK, INC.
                                 ------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)
          (Dollars and shares in thousands except per-share amounts)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                           1998          1997 (a)
                                                                      ------------    ------------
Net sales                                                                 $241,958        $202,455
                                                                      ------------    ------------

Expenses:
  Cost of sales (excluding depreciation)                                   185,322         157,654
  Selling, general & administrative                                         20,349          16,488
  Depreciation                                                               7,694           6,495
                                                                      ------------    ------------
    Total expenses                                                         213,365         180,637
                                                                      ------------    ------------

Operating income                                                            28,593          21,818

Other income (expenses):
  Interest expense                                                          (5,838)         (4,510)
  Other, net                                                                   893           1,110
                                                                      ------------    ------------

Income from continuing operations before income taxes                       23,648          18,418
Provision for income taxes                                                   8,764           6,825
                                                                      ------------    ------------

Income from continuing operations                                           14,884          11,593
Income from discontinued operation, net of taxes                                 -           2,073
                                                                      ------------    ------------

Net income                                                                $ 14,884        $ 13,666
                                                                      ============    ============

Basic earnings per share:
  Income from continuing operations                                       $   0.45        $   0.36
  Income from discontinued operation                                             -            0.06
                                                                      ------------    ------------
  Net income                                                              $   0.45        $   0.42
                                                                      ============    ============

Diluted earnings per share:
  Income from continuing operations                                       $   0.44        $   0.35
  Income from discontinued operation                                             -            0.06
                                                                      ------------    ------------
  Net income                                                              $   0.44        $   0.41
                                                                      ============    ============

Average common shares outstanding:
  Basic shares                                                              33,006          32,739
                                                                      =============   =============
  Diluted shares                                                            34,181          33,438
                                                                      =============   =============

Cash dividends paid per share                                             $   0.06        $   0.06
                                                                      =============   =============

______________________________________________
(a) Restated for discontinued operations.


                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                             (Dollars in thousands)


                                                                           March 31,    December 31,
                                                                             1998          1997
                                                                         -----------    ------------
                                                                         (Unaudited)
ASSETS
------
Current assets:
    Cash and cash equivalents                                                 $1,321        $684
    Marketable securities                                                     11,480       9,278
    Receivables, less allowance for possible losses                          154,960     134,662
    Inventories                                                              101,650      85,116
    Deferred income taxes                                                     11,738      11,387
    Other current assets                                                       6,872       7,342
                                                                         -----------    --------
        Total current assets                                                 288,021     248,469
                                                                         -----------    --------

Property, plant and equipment                                                456,512     443,452
    Less accumulated depreciation                                           (260,897)   (257,102)
                                                                         -----------    --------
                                                                             195,615     186,350
                                                                         -----------    --------

Intangibles, investments and other assets                                    210,423     120,384
                                                                         -----------    --------
        Total assets                                                        $694,059    $555,203
                                                                         ===========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                              $73,091     $13,571
    Accounts payable                                                          84,168      75,606
    Accruals                                                                  95,543      89,552
                                                                         -----------    --------
        Total current liabilities                                            252,802     178,729

Long-term debt                                                               212,204     152,293

Deferred income taxes                                                         29,573      29,970

Other long-term liabilities                                                   35,101      35,164

Stockholders' equity :
  Common stock                                                                   334         332
  Capital in excess of par value                                               3,249       3,146
  Retained earnings                                                          195,845     182,935
  Treasury stock                                                             (11,502)     (5,479)
  Accumulated other comprehensive losses                                     (23,547)    (21,887)
                                                                         -----------    --------
                                                                             164,379     159,047
                                                                         -----------    --------
        Total liabilities and stockholders' equity                          $694,059    $555,203
                                                                         ===========    ========

                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)

                                                            Three months ended March 31,
                                                            -----------------------------
                                                                1998           1997 (a)
                                                            -------------   -------------
Cash provided by (used for):
Operating activities:
  Income from continuing operations                              $14,884         $11,593
  Adjustments to reconcile income from continuing operations to net cash provided by (used for) continuing operations:
    Depreciation and amortization                                  9,896           8,359
    Deferred income taxes                                            (71)            181
    Net change in operating working capital                      (18,139)        (22,444)
    Other                                                           (100)           (102)
                                                            -------------   -------------
  Cash provided by (used for) continuing operations                6,470          (2,413)
  Cash provided by discontinued operations                             -             181
                                                            -------------   -------------
      Total operating activities                                   6,470          (2,232)
                                                            -------------   -------------
Investing activities:
  Additions to property, plant and equipment                     (13,401)         (6,645)
  Purchase of businesses and investments                        (103,636)              -
  Increase in marketable securities                                 (684)         (1,253)
                                                            -------------   -------------
      Total investing activities                                (117,721)         (7,898)
                                                            -------------   -------------
Financing activities:
  Net change in short-term borrowings                             60,136          10,922
  Additional long-term borrowings                                 60,000               -
  Repurchases of common stock                                     (8,941)              -
  Cash dividends paid                                             (1,974)         (1,966)
  Proceeds from stock options                                      2,944             693
  Other                                                             (277)             30
                                                            -------------   -------------
      Total financing activities                                 111,888           9,679
                                                            -------------   -------------

Increase (decrease) in cash and cash equivalents                     637            (451)

Cash and cash equivalents:
  As of January 1                                                    684           2,354
                                                            -------------   -------------
  As of March 31                                                  $1,321          $1,903
                                                            =============   =============

____________________________________________
(a)  Restated for discontinued operations.



                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1998
                                --------------
                                  (Unaudited)

Note 1 - Financial Statement Presentation
------   --------------------------------

     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1998 and the consolidated results of its operations and cash flows for the three-month periods ended March 31, 1998 and 1997 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share
------   ------------------

     Basic earnings per share is based on the average number of common shares considered outstanding during the period. Diluted earnings per share for the first quarter of 1998 includes 1,175,000 additional shares (699,000 additional shares - 1997) to reflect potential dilution, primarily from stock options and other stock grants whose exercise or grant prices were below the average common stock price for the respective periods and, thereby, assuming their issuance or conversion into common stock.

Note 3 - Acquisitions
------   ------------

     On January 9, 1998, the Company acquired Rotron, Inc., a manufacturer of electric motors, fans, and motor-blowers, from EG&G Holdings, Inc. for approximately $104 million in cash, subject to adjustment. At closing, approximately $3.8 million was recorded on the balance sheet of Rotron for certain estimated future pension obligations, and for the relocation and transfer of certain of its operating activities. This acquisition was accounted for by the purchase method, and accordingly, the results of Rotron's operations are included in the Company's consolidated results from the date of acquisition. Estimated intangibles resulting from the tentative purchase price allocation to the Rotron acquisition are included in intangibles in the accompanying balance sheet at March 31, 1998. The estimated goodwill acquired is being amortized on a straight-line basis over thirty years. This acquisition would not have had a material effect on sales or earnings of the Company for the first quarter of 1997 had it been made at the beginning of that period.

Note 4 - Discontinued Operations
------   -----------------------

     Discontinued operations reported in the accompanying financial statements for 1997 pertain to the Company's divestiture of its former Water Filtration Business, which was completed on August 1, 1997. Summary operating results of the discontinued operation for the first quarter of 1997 included sales of $18.7 million, income before taxes of $3.2 million, and net income of $2.1 million.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1998
                                --------------
                                  (Unaudited)

Note 5 - Inventories
------   -----------

     The estimated components of inventory stated at lower of LIFO cost or market are:

                                                   In thousands
                                           ----------------------------
                                             March 31,     December 31,
                                              1998            1997
                                           -----------     ------------
                                           (Unaudited)
        Finished goods and parts             $ 26,081           $19,515
        Work in process                        25,571            23,059
        Raw materials and purchased parts      49,998            42,542
                                             --------           -------
                                             $101,650           $85,116
                                             ========           =======

Note 6 - Comprehensive Income
------   --------------------


     As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no impact on the Company's net income or stockholders' equity. The Statement requires disclosure of total accumulated other comprehensive income in interim period financial statements and additional disclosures of the components of other comprehensive income in annual financial statements. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The components of total comprehensive income include: net income, unrealized gains or losses on available-for-sale securities, deferred gains and losses resulting from foreign currency translation, and minimum pension liability adjustments. The prior year balance sheet has been reclassified to conform to the requirements of Statement No. 130.

     During the first quarter of 1998 and 1997, total changes in comprehensive income included in stockholders' equity were $13.3 million and $8.2 million, respectively.

Note 7 - Pending Accounting Standards
------   ----------------------------

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting annual and interim operating segment information. Statement No. 131 is effective for the Company's 1998 annual financial statements, and interim reporting beginning in 1999. Adoption of the Statement will have no effect on the Company's consolidated results of operations, financial position, or cash flows. The Company is currently studying the future effects of adopting this Statement on the presentation of its segment information.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                March 31, 1998
                                --------------
                                  (Unaudited)

Note 7 - Pending Accounting Standards (con't.)
------   ----------------------------

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement revised previous disclosure rules regarding employers' pension and other postretirement plans. It did not change the measurement or accounting recognition for such plans. The Statement is effective for the Company's 1998 annual financial statements. Adoption of the Statement will have no effect on the Company's consolidated results of operations, financial position, or cash flows.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Statement is effective for the Company's financial statements beginning in 1999. Adoption of the Statement will have no significant effect on the Company's consolidated results of operations, financial position, or cash flows.

                                 AMETEK, INC.
                                 ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS
---------------------

     The following table sets forth sales and operating income by business segment:


                                      Three months ended March 31,
                                      ------------------------------
                                          1998            1997 (a)
                                          ----            --------
                                          (Dollars in thousands)
Net sales
---------
Electromechanical                         $136,838        $110,082
Electronic Instruments                     105,120          92,373
                                          --------        --------
 Total Consolidated                       $241,958        $202,455
                                          ========        ========
Operating income
----------------
Electromechanical                         $ 19,093        $ 14,708
Electronic Instruments                      14,795          12,299
                                          --------        --------
 Total Segments                             33,888          27,007
Corporate and other                         (5,295)         (5,189)
                                          --------        --------
 Total Consolidated                       $ 28,593        $ 21,818
                                          ========        ========


(a) Restated for discontinued operations and for the reorganization of the Company's operating groups into two segments effective August 1, 1997.

Operations for the first quarter of 1998 compared with the first quarter of 1997
--------------------------------------------------------------------------------

Sales for the first quarter of 1998 were a record $242.0 million, an increase of $39.5 million or 19.5% compared with the first quarter 1997 total of $202.5 million. Both operating groups reported double-digit percentage sales increases in the current first quarter compared with a year ago. The Electromechanical Group led the increase, benefiting from the January 1998 acquisition of the Rotron motor business, and strong internal sales growth of its electric motors for both floor care products and the outdoor power equipment market. The Electronic Instruments Group benefited in the current first quarter from the test and measurement business acquired in June 1997, and strong sales growth in its heavy-vehicle and process instrument businesses, as well as continued growth from its aerospace instrumentation business.

Segment operating income for the first quarter of 1998 was $33.9 million, an increase of $6.9 million or 25.5% compared with the 1997 first quarter total of $27.0 million. The increase was primarily due to the higher sales volume. Segment operating income as a percentage of sales increased to 14.0% of sales in the current first quarter from 13.3% of sales in the first quarter of 1997.

                                 AMETEK, INC.
                                 ------------


RESULTS OF OPERATIONS (CONT'D)
---------------------

   The profitability improvements were primarily a result of lower operating costs, including improved performance by the Company's domestic motor operations following the July 1997 divestiture of its domestic HVAC motor business, and from a favorable change in product mix. Total operating income for the first quarter of 1998 was $28.6 million, an increase of $6.8 million or 31.1% compared with the same quarter of 1997.

   Interest and other expenses, net were $4.9 million in the first quarter of 1998, an increase of $1.5 million or 45% from the same quarter of 1997, due to an increase in interest expense resulting from higher debt incurred to fund business acquisitions made after the first quarter of 1997 and in the first quarter of 1998.

   Income from continuing operations for the first quarter of 1998 totaled $14.9 million, or $.44 per share on a diluted basis, compared with income from continuing operations of $11.6 million, or $.35 per share for the same quarter of 1997. This represented an income increase of $3.3 million, or 28.4%. Net income for the first quarter of 1998 was also $14.9 million, or $.44 per share on a diluted basis, compared with $13.7 million, or $.41 per share for the same quarter of 1997. The 1997 first quarter amount included $2.1 million, or $.06 per share, of income from discontinued operations. Basic earnings per share for the first quarter of 1998 was $.45 per share, compared with $.42 per share for the same quarter of 1997.

   Business Segment Results

      Electromechanical Group ("EMG") sales totaled $136.8 million in the first
      -----------------------
      quarter of 1998, an increase of $26.7 million or 24.3% from the same quarter of 1997. Approximately half of the increase was due to sales contributions from acquired businesses. In January 1998, the Company acquired Rotron, Inc., a leading manufacturer of brushless direct-current motors and motor-blowers. Rotron was merged with EMG's existing brushless DC motor business, which became the Rotron Technical Motor Division. The Company also acquired the assets of a German electric motor business in May 1997, which added sales to EMG's first quarter 1998 results. Partly offsetting the contributions of these acquisitions to the 1998 first quarter sales gains was the Company's divestiture in July 1997 of its domestic HVAC motor business.

      EMG benefited equally from higher sales by its previously existing internal businesses; its Italian motor operations reported strong sales gains across all lines of business, including positive results from partnering with certain European floor-care product manufacturers to outsource their electric motor production to the Company. These strong European sales gains were somewhat reduced by the translation of the Italian lire into stronger U.S. dollars. EMG's domestic motor operations also reported sales increases for both floor-care products and outdoor power equipment products. In addition, EMG also benefited in the current quarter from higher sales of specialty metal products.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
---------------------

   Business Segment Results

      Operating income of EMG was $19.1 million for the first quarter of 1998, an increase of $4.4 million or 29.8%, compared with the 1997 first quarter, which totaled $14.7 million. The increase was primarily due to the sales increases noted above. Operating income margins increased to 14.0% of sales in the current first quarter from 13.4% of sales a year ago. The profit improvement was primarily the result of lower operating costs in EMG's domestic motor operations, which benefited following the divestiture of its domestic HVAC motor business. In addition, EMG's start-up motor operations in Asia reported a margin improvement as sales increased compared with the first quarter of 1997, as well as improved profitability from the specialty metals business.

      In the Electronic Instruments Group ("EIG"), sales were $105.1 million in
             ----------------------------
      this year's first quarter, an increase of $12.7 million or 13.8% from the same quarter of 1997. The increase was mostly due to sales contributions from acquisitions, benefiting from the June 1997 acquisition of the Chatillon and Lloyd Instruments product lines. Growth in sales from previously existing businesses came from improvements in instrumentation shipments for heavy-vehicles, due to strong demand in that industry, and increased foreign and export sales of process instruments. Sales by the EIG's aerospace instrumentation business also increased, though more modestly than the rate of growth experienced during the first quarter of 1997.

      EIG operating income for the current first quarter increased by $2.5 million or 20.3% to $14.8 million, primarily resulting from the sales increase noted above. In addition, the Group's operating margins increased to 14.1% in the current first quarter from 13.3% in the first quarter of 1997. The margin improvements were due partly to a lower cost structure and a favorable change in product mix for EIG's process instruments businesses, and partly to improved operating efficiencies from the higher sales experienced by the heavy-vehicle instrumentation business.

FINANCIAL CONDITION
-------------------

   Liquidity and Capital Resources

       The Company's working capital at March 31, 1998 was $35.2 million, compared with $69.7 million at December 31, 1997, a decrease of $34.5 million since the beginning of the year. The decrease was primarily due to higher short-term borrowings which were incurred primarily to fund a portion of the purchase price paid for the acquisition of Rotron, Inc. in January 1998.

                                 AMETEK, INC.
                                 ------------

FINANCIAL CONDITION (CONT'D)
-------------------

   Liquidity and Capital Resources

       Cash provided by operating activities in the first quarter of 1998 totaled $6.5 million, compared with cash used for operating activities of $2.2 million for the same quarter of 1997. The increase was due to the higher level of earnings in the current first quarter, and to lower operating working capital requirements.

       Cash used for investing activities totaled $117.7 million in the first quarter of 1998, compared with cash used of $7.9 million in the same quarter of 1997. The 1998 quarter included $103.6 million to fund the January 1998 acquisition of Rotron, Inc. mentioned above. Additions to property, plant and equipment in the first quarter of 1998 totaled $13.4 million, compared with $6.6 million in the same quarter of 1997.

       Financing activities in the first quarter of 1998 provided cash totaling $111.9 million, compared with cash provided of $9.7 million in the same quarter of 1997. The 1998 quarter included additional net borrowings of $120.1 million, which were primarily used to finance the Rotron acquisition in January 1998. The Company's credit facility permits management to repay all or any portion of the outstanding revolving credit loans at any time prior to the July 2002 maturity date. Management has determined that approximately one-half of the $120.1 million in net borrowings in the first quarter of 1998 is not expected to be repaid within the next year. Therefore, $60 million has been classified as long-term debt, and the remaining $60.1 million is considered short-term borrowings at March 31, 1998. Short-term borrowings in the 1997 first quarter were $10.9 million. In addition, in the first quarter of 1998 the Company expended $8.9 million to repurchase 333,000 shares of the Company's common stock. Other financing activities included payments of cash dividends totaling $2.0 million in the first quarter of 1998 and 1997, and net proceeds from the exercise of employee stock options totaling $2.9 million in the 1998 first quarter ($.7 million first quarter 1997).

       As a result of the increased borrowings discussed above, the Company's leverage has increased; its debt as a percentage of capitalization rose to 63.4% at March 31, 1998 from 51% at December 31, 1997. However, in addition to its strong positive cash flow from operations, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA) increased 26% to $39.1 million in the first quarter of 1998 compared with the same period of 1997, and covered its interest expense by 6.7 times. The Company also had unused borrowing commitments of $65.9 million from its $195 million revolving credit facility available at March 31, 1998. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its liquidity needs. In addition, in light of its growth strategies, including expansion through strategic acquisitions, management is continuing to review its financing alternatives to ensure sufficient financial resources to achieve its long-term growth objectives.

                                 AMETEK, INC.
                                 ------------

FORWARD-LOOKING INFORMATION
---------------------------

       Information contained in this discussion, other than historical information, are considered "forward-looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company's 1997 Form 10-K as filed with the Securities and Exchange Commission.

                                 AMETEK, INC.
                                 ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

a)  Exhibits:

     Exhibit
      Number               Description
      ------               -----------

        27     Financial Data Schedules

b) Reports on Form 8-K: For the quarter ended March 31, 1998, the Company filed a Current Report on Form 8-K dated January 9, 1998, under Item 2, Acquisition or Disposition of Assets, to report the acquisition of Rotron, Inc. A subsequent amendment to that Form 8-K was filed March 20, 1998, under Item 7, Financial Statements and Exhibits, to report that the financial information required under Item 7 of Form 8-K were not applicable.

                                 AMETEK, INC.
                                 ------------



                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      AMETEK, INC.
                                         -------------------------------------
                                                      (Registrant)



                                         By: /s/ Robert R. Mandos, Jr.
                                         -------------------------------------
                                                 Robert R. Mandos, Jr.
                                                 Vice President & Comptroller
                                                 (Principal Accounting Officer)


May 11, 1998