Form 10-Q
period 1998-06-30
AMETEK INC/
filed 1998-08-07
CIK 1037868

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            -----------------------


                                   FORM 10-Q


(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 -----       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 1998
                               ------------------------------------------------


                                      OR

___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to ____________________

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

  Common Stock, $.01 Par Value, outstanding at July 31, 1998 was 32,893,199 shares.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
-----------------------------

                                 AMETEK, INC.
                                 ------------
                       CONSOLIDATED STATEMENT OF INCOME
                       --------------------------------
                                  (Unaudited)
          (Dollars and shares in thousands except per-share amounts)


                                                      Three months ended              Six months ended
                                                           June 30,                        June 30,
                                                  ----------------------------    --------------------------
                                                      1998          1997             1998          1997
                                                  ------------  --------------    ------------  ------------
Net sales                                            $246,097        $216,047        $488,055      $418,502
                                                  ------------  --------------    ------------  ------------

Expenses:
   Cost of sales (excluding depreciation)             188,644         169,349         373,966       327,003
   Selling, general and administrative                 21,148          17,165          41,497        33,653
   Depreciation                                         7,546           6,874          15,240        13,369
                                                  ------------  --------------    ------------  ------------
     Total expenses                                   217,338         193,388         430,703       374,025
                                                  ------------  --------------    ------------  ------------

Operating income                                       28,759          22,659          57,352        44,477
Other income (expenses):
   Interest expense                                    (6,530)         (4,629)        (12,368)       (9,139)
   Other, net                                           1,884             759           2,777         1,869
                                                  ------------  --------------    ------------  ------------
Income from continuing operations
   before income taxes                                 24,113          18,789          47,761        37,207
Provision for income taxes                              8,724           6,600          17,488        13,425
                                                  ------------  --------------    ------------  ------------

Income from continuing operations                      15,389          12,189          30,273        23,782
Income from discontinued operation,
  net of taxes                                              -           2,570               -         4,643
                                                  ------------  --------------    ------------  ------------
Net income                                            $15,389         $14,759         $30,273       $28,425
                                                  ============  ==============    ============  ============

Basic earnings per share :
  Income from continuing operations                     $0.47           $0.37           $0.92         $0.73
  Income from discontinued operation                        -            0.08               -          0.14
                                                  ------------  --------------    ------------  ------------
  Net income                                            $0.47           $0.45           $0.92         $0.87
                                                  ============  ==============    ============  ============

Diluted earnings per share:
  Income from continuing operations                      $0.45           $0.36           $0.89         $0.71
  Income from discontinuing operation                       -             0.08              -           0.14
                                                  ------------  --------------    ------------  ------------
  Net income                                             $0.45           $0.44           $0.89         $0.85
                                                  ============  ==============    ============  ============

Average common shares outstanding:
  Basic shares                                         32,994          32,821          33,000        32,780
                                                  ============  ==============    ============  ============
  Diluted shares                                       34,219          33,594          34,200        33,516
                                                  ============  ==============    ============  ============

Cash dividends paid per share                           $0.06           $0.06           $0.12         $0.12
                                                  ============  ==============    ============  ============


                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                            (Dollars in thousands)



                                                                     June 30,           December 31,
                                                                       1998                 1997
                                                                  --------------       --------------
                                                                   (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                            $6,673                 $684
    Marketable securities                                                11,011                9,278
    Receivables, less allowance for possible losses                     165,124              134,662
    Inventories                                                         105,577               85,116
    Deferred income taxes                                                12,028               11,387
    Other current assets                                                  6,992                7,342
                                                                  --------------       --------------
        Total current assets                                            307,405              248,469
                                                                  --------------       --------------

Property, plant and equipment, at cost                                  467,255              443,452
    Less accumulated depreciation                                      (268,757)            (257,102)
                                                                  --------------       --------------
                                                                        198,498              186,350
                                                                  --------------       --------------

Goodwill, net of accumulated amortization                               151,345               51,666
Investments and other assets                                             66,869               68,718
                                                                  --------------       --------------
        Total assets                                                   $724,117             $555,203
                                                                  ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                         $72,582              $13,571
    Accounts payable                                                     91,053               75,606
    Accruals                                                             94,621               89,552
                                                                  --------------       --------------
        Total current liabilities                                       258,256              178,729

Long-term debt                                                          222,811              152,293

Deferred income taxes                                                    30,105               29,970

Other long-term liabilities                                              33,941               35,164

Stockholders' equity :
  Common stock                                                              334                  332
  Capital in excess of par value                                          2,799                3,146
  Retained earnings                                                     209,257              182,935
  Treasury stock                                                        (10,533)              (5,479)
  Accumulated other comprehensive losses                                (22,853)             (21,887)
                                                                  --------------       --------------
                                                                        179,004              159,047
                                                                  --------------       --------------
        Total liabilities and stockholders' equity                     $724,117             $555,203
                                                                  ==============       ==============

                            See accompanying notes.

                                 AMETEK, INC.
                                 ------------
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                ----------------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)


                                                              Six months ended June 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Cash provided by (used for):

Operating activities:
  Income from continuing operations                             $30,273       $23,782
    Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
     Depreciation and amortization                               19,596        16,153
     Deferred income taxes                                          555           800
     Net change in operating working capital                    (24,709)      (10,066)
     Other                                                       (1,861)       (2,033)
                                                              ----------    ----------
   Cash provided by continuing operations                        23,854        28,636
   Cash provided by discontinued operations                           -         2,036
                                                              ----------    ----------
      Total operating activities                                 23,854        30,672
                                                              ----------    ----------

Investing activities:
  Additions to property, plant and equipment                    (22,469)      (16,470)
  Purchase of and investments in businesses                    (117,470)      (35,336)
  Other                                                           2,003        (1,367)
                                                              ----------    ----------
      Total investing activities                               (137,936)      (53,173)
                                                              ----------    ----------

Financing activities:
  Net change in short-term borrowings                            59,512        31,687
  Additional long-term borrowings                                73,300            -
  Reduction in long-term borrowings                              (3,243)           -
  Repurchases of common stock                                    (8,941)           -
  Cash dividends paid                                            (3,951)       (3,941)
  Proceeds from stock options                                     3,394         2,986
                                                              ----------    ----------
      Total financing activities                                120,071        30,732
                                                              ----------    ----------


Increase in cash and cash equivalents                             5,989         8,231

Cash and cash equivalents:
  As of January 1                                                   684         2,354
                                                              ----------    ----------

  As of June 30                                                  $6,673       $10,585
                                                              ==========    ==========



                                  See accompanying notes.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1998
                                 -------------
                                  (Unaudited)


Note 1 - Financial Statement Presentation
------   --------------------------------

    The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1998 and the consolidated results of its operations and cash flows for the three and six-month periods ended June 30, 1998 and 1997 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

    Certain amounts appearing in the prior year's financial statements have been reclassified to conform to the current year's presentation.

Note 2 - Earnings Per Share
------   ------------------

    Basic earnings per share for the three and six-month periods ended June 30, 1998 and 1997 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods includes additional shares which reflect potential dilution, primarily from stock options and other stock grants whose exercise or grant prices were below the average common stock price for the respective periods and, thereby, assuming their issuance or conversion into common stock. The number of additional shares used in the calculation of diluted earnings per share for the three months ended June 30, 1998 and 1997 were 1,225,000 and 773,000, respectively. For the six months ended June 30, 1998 and 1997, the additional diluted shares were 1,200,000 and 736,000, respectively.

Note 3 - Acquisitions
------   ------------

    In January 1998, the Company acquired Rotron, Inc., a manufacturer of electric motors, fans and motor-blowers, from EG&G Holdings, Inc. Rotron had sales of approximately $70 million in 1997. In April 1998, the Company acquired the Western Research business unit of BOVAR, Inc. Headquartered in Calgary, Alberta, Western Research is a designer and manufacturer of gas analysis instrumentation for industrial process control and air emissions monitoring. Western Research had sales of approximately $18 million in 1997.

    The aggregate purchase price of these acquisitions was $117.5 million in cash, which was paid at closing, subject to adjustment. As of the closing dates, the Company also recorded liabilities totaling approximately $5 million for certain estimated future pension obligations, and for certain other personnel-related costs associated with the relocation and consolidation of certain operations of the acquired businesses.

    These acquisitions were accounted for by the purchase method, and, accordingly the results of their operations are included in the Company's consolidated results from their respective dates of acquisition. The estimated goodwill acquired with these businesses is being amortized on a straight-line basis over thirty years. Unaudited pro forma information related to these acquisitions is not included as the impact of these acquisitions is not deemed to be material.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1998
                                 -------------
                                  (Unaudited)

Note 4 - Inventories
------   -----------

    The estimated components of inventory stated at lower of LIFO cost or market are:

                                                      In thousands
                                             -----------------------------
                                               June 30,       December 31,
                                                 1998              1997
                                             -----------      ------------
                                             (Unaudited)
        Finished goods and parts             $    25,478      $     19,515
        Work in process                           25,692            23,059
        Raw materials and purchased parts         54,407            42,542
                                             -----------      ------------
                                             $   105,577      $     85,116
                                             ===========      ============

Note 5 - Comprehensive Income
------   --------------------

    As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement No. 130, "Reporting Comprehensive Income." The adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires disclosure of total accumulated other comprehensive income or loss, included in stockholders' equity, in interim-period financial statements and additional disclosure of the components of other comprehensive income in annual financial statements. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The components of total comprehensive income include: net income, unrealized gains or losses on available-for-sale securities, deferred gains and losses resulting from foreign currency translation and minimum pension liability adjustments. The prior-year balance sheet has been reclassified to conform to the requirements of Statement No. 130.

    During the three-month periods ended June 30, 1998 and 1997, total changes in comprehensive income included in stockholders' equity were $16.2 million and $13.4 million, respectively. For the six-month periods ended June 30, 1998 and 1997, such amounts were $29.5 million and $21.6 million, respectively.

Note 6 - Pending Accounting Standards
------   ----------------------------

    In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting annual and interim operating segment information. Statement No. 131 is effective for the Company's 1998 annual financial statements, and for interim reporting beginning in 1999. Adoption of the Statement will have no effect on the Company's consolidated results of operations, financial position or cash flows. Also, its adoption is not expected to change the reported business segments of the Company.

                                 AMETEK, INC.
                                 ------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 June 30, 1998
                                 -------------
                                  (Unaudited)

Note 6 - Pending Accounting Standards (continued)
------   ----------------------------

    In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement revised previous required disclosures regarding employers' pension and other postretirement benefit plans. It did not change the measurement or accounting recognition for such plans. The Statement is effective for the Company's 1998 annual financial statements. Adoption of the Statement will have no effect on the Company's consolidated results of operations, financial position, or cash flows.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Statement is effective for the Company's financial statements beginning in 1999. Adoption of the Statement will have no significant effect on the Company's consolidated results of operations, financial position, or cash flows.

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative financial instruments. The Statement requires recognition of derivatives in the statement of financial position, to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. This Statement is effective for the Company's financial statements beginning in 2000. The Company is currently studying the future effects of adopting this Statement. However, due to the Company's limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

Note 7 - Subsequent Events
------   -----------------

    On July 17, 1998, the Company issued $225.0 million principal amount of 7.20% Senior Notes (the "New Notes") due July 15, 2008. The New Notes were priced at 99.713%, to yield 7.241% to maturity. The net proceeds from the sale of the New Notes were used to finance the Company's tender offer for its $150.0 million 9 3/4% Senior Notes due March 15, 2004 (the "Old Notes"), of which $136.2 million principal amount was tendered and purchased. The additional proceeds were used to repay outstanding bank borrowings, and to pay fees and expenses related to the offering. The Company previously announced its intention to exercise its right to repurchase the remaining $13.8 million principal amount of the Old Notes on March 15, 1999, which is the earliest call date under the terms of that indenture. In connection with the early retirement of the Old Notes, an extraordinary after-tax charge of approximately $9 million will be recorded by the Company in the third quarter of 1998.

    Also in mid-July 1998, the Company announced it had acquired the assets of Darmet Corporation, a manufacturer of specialty wire alloys for electrical and electronics-related applications, for cash. Darmet had 1997 sales of approximately $4.5 million.

                                 AMETEK, INC.
                                 ------------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS
---------------------

     The following table sets forth sales and operating income by business segment:

                                             (Dollars in thousands)
                               Three months ended June 30,      Six months ended June 30,
                              ----------------------------      -------------------------
                                1998                1997          1998             1997
                              --------            --------      --------         --------
    Net sales
    ---------
    Electromechanical         $140,867            $120,108      $277,705         $230,190
    Electronic Instruments     105,230              95,939       210,350          188,312
                              --------            --------      --------         --------
      Total Consolidated      $246,097            $216,047      $488,055         $418,502
                              ========            ========      ========         ========

    Operating income
    ----------------
    Electromechanical         $ 19,836            $ 15,104      $ 38,929         $ 29,812
    Electronic Instruments      14,771              12,970        29,566           25,269
                              --------            --------      --------         --------
      Total Segments            34,607              28,074        68,495           55,081
    Corporate and other         (5,848)             (5,415)      (11,143)         (10,604)
                              --------            --------      --------         --------
      Total Consolidated      $ 28,759            $ 22,659      $ 57,352         $ 44,477
                              ========            ========      ========         ========


    Operations for the second quarter of 1998 compared with the second quarter
    --------------------------------------------------------------------------
    of 1997
    -------

Sales for the second quarter of 1998 were $246.1 million, an increase of $30.1 million or 13.9% compared with the second quarter 1997 total of $216.0 million. Much of the sales increase was due to revenues from businesses acquired in the past twelve months. The Electromechanical Group ("EMG") led the sales increase, benefiting from the January 1998 acquisition of the Rotron motor business. The Electronic Instruments Group ("EIG") benefited from higher sales by the Chatillon and Lloyd Instruments business acquired in June 1997, and the April 1998 acquisition of the Western Research process instruments business.

Sales growth by the Company's existing businesses also contributed to the 1998 second quarter increase. EMG reported sales increases in electric motors for the international floor-care markets, and continuing worldwide growth in sales of motors to the outdoor power equipment market; EIG benefited from continued strong demand for its heavy-vehicle instrumentation, and higher sales of aerospace products.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
------------------------------

Segment operating income for the second quarter of 1998 was $34.6 million, an increase of $6.5 million or 23.3% from the second quarter of 1997, mostly attributable to the higher sales volume. Segment operating income as a percentage of sales increased to 14.1% in the current second quarter from 13.0% in the same period of 1997. EMG's operating margin improvement resulted from slightly higher margins on the sale of products by Rotron, Inc., and improved operating performance from EMG's brushless motor operations following the July 1997 divestiture of its domestic HVAC motor business. EIG's process instruments businesses also contributed to the profitability improvement, benefiting from a lower cost structure and a favorable change in product mix. These operating improvements were reduced somewhat by higher selling expenses, mostly from the Company's acquisitions. For the second quarter of 1998, selling expenses were $15.3 million, compared with $11.9 million for the second quarter of 1997, an increase of $3.4 million or 28.6%. However, such expenses as a percentage of sales remained constant at approximately 6% of sales in the 1998 and 1997 second quarters.

After deducting corporate and other expenses of $5.8 million, which were up slightly from the second quarter of the prior year, consolidated operating income totaled $28.8 million for the second quarter of 1998, an increase of $6.1 million or 26.9% from the second quarter of 1997.

Interest expense for the 1998 second quarter was $6.5 million, an increase of $1.9 million from the same quarter a year ago, resulting from higher average debt outstanding primarily related to the acquisitions completed during the past twelve months. Other income, net increased $1.1 million to $1.9 million in the second quarter of 1998, primarily resulting from the recognition of a gain on the sale of an idle property.

The effective tax rate for the second quarter of 1998 was 36.2%, compared with 35.1% for the second quarter of 1997. The higher tax rate in the current second quarter was essentially due to increased amortization of nondeductible goodwill.

Income from continuing operations for the second quarter of 1998 was $15.4 million, or $.45 per share on a diluted basis, compared with $12.2 million or $.36 per share in the same quarter of 1997, an improvement of $3.2 million, or 26.3%. Net income for the second quarter of 1998 was also $15.4 million, or $.45 per share, compared with $14.8 million, or $.44 per share on a diluted basis, for the second quarter a year ago, which included income from discontinued operations of the Company's former Water Filtration Business of $2.6 million, or $.08 per share.

    Electromechanical Group ("EMG") sales totaled $140.9 million in the current
    -----------------------
    second quarter, an increase of $20.8 million or 17.3% from the same quarter of 1997. Most of the increase resulted from the sales contribution of acquired businesses, led by Rotron, Inc., acquired in January 1998. A German electric motor business whose assets were acquired in the middle of the second quarter of 1997 also contributed to the higher sales in the 1998 second quarter. Partly offsetting these contributions was the absence of sales, in 1998, due to the divestiture in July 1997 of the Group's domestic HVAC motor business.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
------------------------------

     In addition, the Group benefited in the 1998 second quarter from higher international sales by EMG's previously existing businesses, and from its ongoing initiative with certain European floor-care products manufacturers to outsource their electric motor production to the Company. The Group's Asian and European motor operations, which started operations in early and mid-1997 respectively, reported continued sales growth, as did EMG's Italian motor operations, though the Italian results were reduced somewhat by the negative effect of translating the Italian lire into a stronger U.S. dollar. Despite continuing softness in the U.S. floor-care markets, motor sales by EMG to the domestic floor-care market in the 1998 second quarter were essentially unchanged from a year ago. In addition, the Group benefited from higher sales of motors to the outdoor power equipment market.

     Operating income of EMG increased $4.7 million or 31.3% to $19.8 million in the second quarter of 1998, primarily due to the sales increase. Operating income as a percentage of sales increased to 14.1% in the 1998 second quarter from 12.6% in the same quarter a year ago. The improved operating margins were due to a higher profit margin from sales by the Rotron business, and to improved operating performance from EMG's existing brushless motor business following the divestiture of the domestic HVAC motor business in July 1997. In addition, EMG's motor operations in Asia reported a margin improvement compared with the second quarter of 1997, resulting from higher capacity utilization, and a reduced level of start-up costs in the current second quarter.


     Electronic Instrument Group ("EIG") sales for the second quarter of 1998
     ---------------------------
     were $105.2 million, an increase of $9.3 million or 9.7% from the same quarter a year ago. The majority of the increase resulted from sales by acquisitions completed during the past twelve months; the Group benefited in the 1998 second quarter from the June 1997 acquisition of the Chatillon and Lloyd Instruments product lines, and the April 1998 acquisition of the Western Research process instruments business.

     Sales growth from the Group's existing businesses also contributed to the increase. Sales of heavy-vehicle instrumentation products continued to grow to meet strong industry demand, and the Group's aerospace products business also reported a sales increase, though at a more modest growth rate than in the prior year second quarter.

     Group operating income for the second quarter of 1998 was $14.8 million, an increase of $1.8 million or 13.9% from the same quarter last year, primarily due to the sales increase noted above. Operating income margins increased to 14.0% of sales in the current second quarter from 13.5% from the second quarter a year ago, reflecting in part a lower cost structure and a favorable change in product mix from the Group's process instrument businesses, and partly to improved operating efficiencies from the higher sales levels experienced by the heavy-vehicle instrumentation business.

                                 AMETEK, INC.
                                 ------------


RESULTS OF OPERATIONS (CONT'D)
---------------------

    Operations for the first six months of 1998 compared with the first
    -------------------------------------------------------------------
    six months of 1997
    ------------------

 Sales for the first six months of 1998 were $488.1 million, an increase of $69.6 million or 16.6% from sales of $418.5 million for the first half of 1997. Much of the sales increase was due to revenues generated by both operating groups from businesses acquired during the past twelve months. The Company's existing businesses also contributed to the sales increase, particularly in sales of EMG's motors for floor-care and outdoor power equipment markets worldwide. EIG's sales by existing businesses benefited from higher sales of heavy-vehicle instrumentation and aerospace products.

 New orders during the first half of 1998 were $502.4 million, compared with $441.9 million in the first six months of 1997, an increase of $60.5 million, or 13.7%. The increase in order input was due mainly to the acquisition of Rotron, Inc. and Western Research in the first six months of 1998. The backlog of orders was $259.6 million at June 30, 1998, compared with $245.2 million at December 31, 1997. Of the total backlog of unfilled orders at June 30, 1998, approximately 81% is expected to be shipped by December 31, 1998. Both of the Company's operating groups are beginning to experience some slowing in their global markets, caused largely by the Asian economic crisis.

 Segment operating income for the first half of 1998 was $68.5 million, an increase of $13.4 million or 24.4% from the first six months of 1997. The increase was mostly due to the higher sales volume. Segment operating income as a percentage of sales increased to 14.0% for the first six months of 1998 from 13.2% for the same period a year ago. EMG's operating margin improvements included a higher margin contribution by Rotron, Inc., and better performance by EMG's existing brushless motor operations following the July 1997 divestiture of its domestic HVAC motor business. EIG's efficiency improvements were primarily from its process instrument businesses, which benefited from a favorable change in product mix, and lower overall operating costs. These profit improvements were reduced somewhat by higher selling expenses, mostly from the businesses acquired in the past twelve months. Selling expenses for the first half of 1998 were $30.4 million, an increase of $7.0 million or 29.9% compared with the first six months of 1997. However, such expenses as a percentage of sales were essentially unchanged at approximately 6% of sales for the first six months of 1998 and 1997.

 After deducting corporate and other expenses of $11.1 million, consolidated operating income for the first six months of 1998 totaled $57.4 million, an increase of $12.9 million or 28.9% compared with the first half of 1997.

 Interest expense for the first six months of 1998 was $12.4 million, an increase of $3.2 million from the first half of 1997, resulting from higher average debt outstanding primarily related to the acquisitions completed during the past twelve months. Other income, net increased $.9 million to $2.8 million for the first half of 1998, primarily due to the second quarter 1998 recognition of a gain on the sale of an idle property.

                                 AMETEK, INC.
                                 ------------


RESULTS OF OPERATIONS (CONT'D)
---------------------

 The effective tax rate for the first six months of 1998 was 36.6%, compared with 36.1% for the same period a year ago. The higher tax rate for the first half of 1998 was due to increased amortization of nondeductible goodwill.

 Income from continuing operations for the first six months of 1998 totaled $30.3 million, or $.89 per share on a diluted basis, compared with $23.8 million, or $.71 per share for the first half of 1997, an increase of $6.5 million or 27.3%. Net income for the first six months of 1998 was also $30.3 million, or $.89 per share, compared with the first half 1997 total of $28.4 million, or $.85 per share on a diluted basis. The 1997 first half total included $4.6 million, or $.14 per share, of income from the Company's discontinued Water Filtration Business.

     The Electromechanical Group ("EMG") sales for the first six months of 1998
         -----------------------
     were $277.7 million, an increase of $47.5 million or 20.6% from the same period of 1997. Sales contributions from acquired businesses accounted for most of the increase, led by the Rotron, Inc. acquisition completed in January 1998. A German motor business whose assets were acquired in May 1997 also contributed to the sales increase. Partly offsetting the sales contributions by these acquisitions was the absence of sales, in 1998, due to the divestiture in July 1997 of the Group's domestic HVAC motor business.

     EMG also benefited from higher sales from its existing businesses. EMG's Italian motor operations reported strong sales gains across all lines of business, reflecting the positive results from partnering with certain European floor-care product manufacturers to outsource their electric motor production to the Company. These strong gains were somewhat reduced by the negative effect of translating Italian lire into stronger U.S. dollars. EMG's domestic motor operations also reported higher sales of motors for floor-care products, as well as stronger sales of motors to outdoor power equipment markets for the first half of 1998. Higher sales of specialty metal products also contributed to the sales increase.

     Operating income of this Group in the first half of 1998 was $38.9 million, an increase of $9.1 million or 30.6% from the same period a year ago. Most of the increase was due to the higher sales volume. Operating income margins increased to 14.0% of sales in the first half of 1998 from 13.0% in the first half of 1997. The profit improvement was due to higher margins from sales by the recently acquired Rotron business, and to lower operating costs in EMG's domestic motor operations, which benefited following the July 1997 divestiture of its domestic HVAC motor business. EMG's motor operations in Asia, which began operations in early 1997, also reported a margin improvement resulting from reduced start-up costs and higher capacity utilization in the first six months of 1998.

                                 AMETEK, INC.
                                 ------------

RESULTS OF OPERATIONS (CONT'D)
---------------------

     The Electronic Instruments Group's ("EIG") sales for the first half of 1998
         ------------------------------
     were $210.3 million, an increase of $22.0 million or 11.7% from the 1997 first half total of $188.3 million. The sales increase was primarily from contributions by the acquired businesses, including: the June 1997 acquisition of the Chatillon and Lloyd Instruments test and measurement product lines, the July 1997 acquisition of a small process instrument manufacturer in Denmark, and the April 1998 acquisition of the Western Research process instruments business.

     Sales growth from existing businesses came from higher shipments of instrumentation for heavy-vehicles, due to continuing strong demand in that industry, and higher sales of aerospace products, though the rate of sales growth for the aerospace business was more modest than that experienced during the same period of 1997.

     Operating income of the Group for the first six months of 1998 increased $4.3 million or 17.0% to $29.6 million. Most of the increase was due to the overall higher sales volume. The Group's operating income margins increased to 14.1% of sales for the first half of 1998 from 13.4% for the same period a year ago, due to reduced operating costs and a favorable change in product mix in the process instrument businesses, and partly to improved operating efficiencies from the higher sales levels in the heavy-vehicle instrumentation business.

FINANCIAL CONDITION
-------------------

     Liquidity and Capital Resources
     -------------------------------

     Working capital at June 30, 1998 amounted to $49.1 million, a decrease of $20.6 million from December 31, 1997, due mainly to an increase in short-term borrowings used primarily to fund the Rotron, Inc. and Western Research acquisitions completed during the first half of 1998. Operating working capital increased from year-end 1997, due to the addition of the new businesses, and higher working capital requirements resulting from the increased level of business activity. The ratio of current assets to current liabilities at June 30, 1998 was 1.19 to 1, compared to 1.39 to 1 at December 31, 1997.

     Cash provided by continuing operations in the first half of 1998 totaled $23.9 million, compared with $28.7 million provided by continuing operations for the same period of 1997, a decrease of $4.8 million, or 16.7%, caused primarily by the higher operating working capital requirements noted above. Total cash provided by operating activities for the first half of 1997 was $30.7 million, and included $2.0 million of cash provided by discontinued operations of the Company's former Water Filtration Business.

                                 AMETEK, INC.
                                 ------------

FINANCIAL CONDITION (CONT'D)
----------------------------

     Cash used for investing activities in the first half of 1998 totaled $137.9 million, compared with cash used of $53.2 million in the first six months of 1997. The purchase of businesses required cash expenditures of $117.5 million in the first half of 1998, compared with $35.3 million in the same period of 1997. Additions to property, plant and equipment for the first half of 1998 were $22.5 million compared with $16.5 million in the first half of 1997.

     Financing activities in the first six months of 1998 provided cash totaling $120.1 million, compared with cash provided of $30.7 million in the same period of 1997. During the first half of 1998, the Company borrowed $129.6 million, net of repayments, under its existing $195 million bank credit facility which, along with cash from operations, funded the acquisitions noted above. During the first six months of 1997, the Company had net borrowings of $31.7 million. Other financing activities during the first half of 1998 included expenditures of $8.9 million to repurchase 333,100 shares of the Company's common stock, and $4.0 million to pay cash dividends, and net proceeds totaling $3.4 million from the exercise of employee stock options.

     As a result of all cash flow activities, cash and cash equivalents and short-term marketable securities increased $7.7 million since December 31, 1997, to $17.7 million at June 30, 1998. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

SUBSEQUENT EVENT
----------------

     On July 17, 1998, the Company completed a refinancing of its long-term debt. A private offering of $225.0 million principal amount of 7.2% Senior Notes due 2008 was used to finance the Company's tender offer for $150 million principal amount of 9 3/4% Senior Notes due 2004. The noteholders tendered $136.2 million principal amount of the 9 3/4% Senior Notes, which were purchased with the proceeds of the offering. The remaining net proceeds provided by the debt offering were used to repay a portion of the Company's outstanding bank borrowings, and pay fees and expenses related to the offering and tender offer. The refinancing provides the Company with greater financial flexibility, primarily through less restrictive covenants, and it also extends the Company's long-term debt maturity, at lower interest rates. The Company expects to record an extraordinary after-tax charge of approximately $9 million, for the early extinguishment of the 9 3/4% Senior Notes in the third quarter of 1998.

     Also in mid-July 1998, the Company announced that it had acquired the assets of Darmet Corporation, a manufacturer of specialty alloy wire for electrical and electronics-related products, for cash. The Darmet product line will be included in the EMG segment. Darmet had sales of approximately $4.5 million in 1997.

                                 AMETEK, INC.
                                 ------------

FORWARD-LOOKING INFORMATION
---------------------------

     Information contained in this Report, other than historical information, are considered "forward-looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company's 1997 Form 10-K as filed with the Securities and Exchange Commission.

                                 AMETEK, INC.
                                 ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on April 21, 1998. The following matters were voted on at the Annual Meeting:


     1)    Election of Directors.  The following persons were elected as
           ----------------------
           directors:

                                      Number of Shares
                                ----------------------------
                                               Voted against
               Name              Voted for     or withheld
          ------------------    ----------     -------------
          Walter E. Blankley    28,838,299       3,997,638
          Lewis G. Cole         28,559,059       4,276,878
          Charles D. Klein      28,873,284       3,962,653

          Of the remaining five board members, two will stand for election in 1999, the remaining three will stand for election in the year 2000.


     2)   Appointment of Independent Auditors.  The stockholders approved the
          ------------------------------------
          appointment of Ernst & Young LLP as independent auditors for the Company for the year 1998. There were 29,444,962 shares voted for approval; 46,807 shares voted against; 92,407 abstentions, and 3,251,761 shares not voting.


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

a)   Exhibits:

        Exhibit
        Number               Description
        ------               -----------

          4 Third Supplemental Indenture, dated as of July 17, 1998, between AMETEK and First Union National Bank (successor to CoreStates Bank, N.A.), as Trustee.

          4.1 Indenture, dated as of July 17, 1998, between AMETEK, Inc., as Issuer, and Chase Manhattan Trust Company, National Association, as Trustee.

          10    Third Amendment to Credit Agreement, dated as of June 15,
                1998.

          27    Financial Data Schedule *

                * Schedule submitted in electronic format only.

                                 AMETEK, INC.
                                 ------------

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.    Exhibits and Reports on Form 8-K (continued)
-------    --------------------------------------------

b) Reports on Form 8-K: During the quarter ended June 30, 1998, no reports on Form 8-K were filed.

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



                                               AMETEK, INC.
                                    -----------------------------------
                                               (Registrant)



                                    By   /s/ Robert R. Mandos, Jr.
                                    -----------------------------------
                                             Robert R. Mandos, Jr.
                                             Vice President & Comptroller
                                             (Principal Accounting Officer)


August 7, 1998