Form 10-Q
period 1998-09-30
AMETEK INC/
filed 1998-11-12
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to ________________

Commission file number 1-12981

                                  AMETEK, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              14-1682544
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                    Station Square, Paoli, Pennsylvania 19301
                    (Address of principal executive offices)
                                   (Zip Code)


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

  Yes /x/ No / /

      The number of shares of the issuer's common stock outstanding as of the latest practicable date was:

      Common Stock, $.01 Par Value, outstanding at October 31, 1998 was 32,050,833 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                     PAGE NUMBER

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Statement of Income -
              Three and nine months ended September 30, 1998 and 1997..........3
         Consolidated Balance Sheet -
              September 30, 1998 and December 31, 1997.........................4
         Condensed Consolidated Statement of Cash Flows -
              Nine months ended September 30, 1998 and 1997....................5
         Notes to Consolidated Financial Statements............................6

      Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................9

PART II. OTHER INFORMATION

     Item 2. Changes in Securities............................................17

     Item 6. Exhibits and Reports on Form 8-K.................................17

SIGNATURES....................................................................18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  AMETEK, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
           (Dollars and shares in thousands except per-share amounts)


                                                                      Three months ended          Nine months ended
                                                                         September 30,               September 30,
                                                                    -----------------------     -----------------------
                                                                      1998          1997          1998          1997
                                                                    ---------     ---------     ---------     ---------
Net sales                                                           $ 232,593     $ 212,149     $ 720,648     $ 630,651
                                                                    ---------     ---------     ---------     ---------
Expenses:
   Cost of sales (excluding depreciation)                             178,380       166,091       552,346       493,094
   Selling, general and administrative                                 19,827        16,141        61,324        49,794
   Depreciation                                                         7,410         6,807        22,650        20,176
                                                                    ---------     ---------     ---------     ---------
     Total expenses                                                   205,617       189,039       636,320       563,064
                                                                    ---------     ---------     ---------     ---------

Operating income                                                       26,976        23,110        84,328        67,587
Other income (expenses):
   Interest expense                                                    (6,152)       (4,729)      (18,520)      (13,868)
   Other, net                                                             982         1,573         3,759         3,442
                                                                    ---------     ---------     ---------     ---------
Income from continuing operations before income taxes                  21,806        19,954        69,567        57,161
Provision for income taxes                                              7,756         7,080        25,244        20,505
                                                                    ---------     ---------     ---------     ---------

Income from continuing operations                                      14,050        12,874        44,323        36,656
Discontinued operations, net of taxes:
   Income from discontinued operation                                      --           449            --         5,092
   Costs associated with disposition of discontinued operation             --        (4,943)           --        (4,943)
                                                                    ---------     ---------     ---------     ---------
Income before extraordinary item                                       14,050         8,380        44,323        36,805
Extraordinary loss on early extinguishment of debt, net of taxes       (8,710)           --        (8,710)           --
                                                                    ---------     ---------     ---------     ---------
Net income                                                          $   5,340     $   8,380     $  35,613     $  36,805
                                                                    =========     =========     =========     =========

Basic earnings per share:
  Income from continuing operations                                 $    0.43     $    0.39     $    1.34     $    1.12
  Discontinued operations:
     Income from discontinued operation                                    --          0.01            --          0.15
     Costs associated with disposition of discontinued operation           --         (0.15)           --         (0.15)
                                                                    ---------     ---------     ---------     ---------
  Income before extraordinary item                                       0.43          0.25          1.34          1.12
  Extraordinary loss on early extinguishment of debt                    (0.27)           --         (0.26)           --
                                                                    ---------     ---------     ---------     ---------
  Net income                                                        $    0.16     $    0.25     $    1.08     $    1.12
                                                                    =========     =========     =========     =========

Diluted earnings per share:
  Income from continuing operations                                 $    0.42     $    0.38     $    1.31     $    1.09
  Discontinued operations:
     Income from discontinued operation                                    --          0.01            --          0.15
     Costs associated with disposition of discontinued operation           --         (0.15)           --         (0.15)
                                                                    ---------     ---------     ---------     ---------
  Income before extraordinary item                                       0.42          0.24          1.31          1.09
  Extraordinary loss on early extinguishment of debt                    (0.26)           --         (0.26)           --
                                                                    ---------     ---------     ---------     ---------
  Net income                                                        $    0.16     $    0.24     $    1.05     $    1.09
                                                                    =========     =========     =========     =========

Average common shares outstanding
  Basic shares                                                         32,797        33,062        32,932        32,874
                                                                    =========     =========     =========     =========
  Diluted shares                                                       33,740        34,284        34,047        33,772
                                                                    =========     =========     =========     =========
Dividends per share                                                 $    0.06     $    0.06     $    0.18     $    0.18
                                                                    =========     =========     =========     =========

                             See accompanying notes.

                                  AMETEK, INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                      September 30,  December 31,
                                                          1998          1997
                                                        ---------     ---------
                                                       (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                           $   6,024     $     684
    Marketable securities                                   8,838         9,278
    Receivables, less allowance for possible losses       156,342       134,662
    Inventories                                            96,754        85,116
    Deferred income taxes                                  13,225        11,387
    Other current assets                                    7,143         7,342
                                                        ---------     ---------
        Total current assets                              288,326       248,469
                                                        ---------     ---------

Property, plant and equipment, at cost                    488,920       443,452
    Less accumulated depreciation                        (279,329)     (257,102)
                                                        ---------     ---------
                                                          209,591       186,350
                                                        ---------     ---------

Goodwill, net of accumulated amortization                 150,525        51,666
Investments and other assets                               74,293        68,718
                                                        ---------     ---------
        Total assets                                    $ 722,735     $ 555,203
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                         $  75,457     $  13,571
    Accounts payable                                       93,134        75,606
    Accruals                                               82,287        89,552
                                                        ---------     ---------
        Total current liabilities                         250,878       178,729

Long-term debt                                            241,070       152,293

Deferred income taxes                                      31,188        29,970

Other long-term liabilities                                30,374        35,164

Stockholders' equity:
  Common stock                                                334           332
  Capital in excess of par value                            2,578         3,146
  Retained earnings                                       212,637       182,935
  Treasury stock                                          (25,713)       (5,479)
  Accumulated other comprehensive losses                  (20,611)      (21,887)
                                                        ---------     ---------
                                                          169,225       159,047
                                                        ---------     ---------
        Total liabilities and stockholders' equity      $ 722,735     $ 555,203
                                                        =========     =========

                             See accompanying notes.

                                  AMETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                     Nine months ended
                                                                       September 30,
                                                                  -----------------------
                                                                    1998          1997
                                                                  ---------     ---------
Cash provided by (used for):

Operating activities:
  Income from continuing operations                               $  44,323     $  36,656
    Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
     Depreciation and amortization                                   29,104        24,391
     Deferred income taxes                                              797         2,842
     Net change in operating working capital                        (13,352)      (12,876)
     Change in other long-term liabilities                           (5,326)          100
     Other                                                           (1,934)        1,107
                                                                  ---------     ---------
   Cash provided by continuing operations                            53,612        52,220
   Cash provided by discontinued operations                              --         1,834
                                                                  ---------     ---------
      Total operating activities                                     53,612        54,054
                                                                  ---------     ---------

Investing activities:
  Additions to property, plant and equipment                        (36,939)      (27,932)
  Purchase of and investments in businesses                        (115,450)      (39,786)
  Other                                                              (3,064)        4,265
                                                                  ---------     ---------
      Total investing activities                                   (155,453)      (63,453)
                                                                  ---------     ---------

Financing activities:
  Net increase in short-term borrowings                              61,967        14,689
  Additional long-term borrowings                                   225,000            --
  Reduction in long-term borrowings                                (136,674)           --
  Debt prepayment premium and new debt issuance cost                (16,177)           --
  Repurchases of common stock                                       (24,836)           --
  Cash dividends paid                                                (5,911)       (5,922)
  Other                                                               3,812           868
                                                                  ---------     ---------
      Total financing activities                                    107,181         9,635
                                                                  ---------     ---------


Increase in cash and cash equivalents                                 5,340           236

Cash and cash equivalents:
  As of January 1                                                       684         2,354
                                                                  ---------     ---------

  As of September 30                                              $   6,024     $   2,590
                                                                  =========     =========

                             See accompanying notes.

                                  AMETEK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


Note 1 - Financial Statement Presentation

        The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1998 and the consolidated results of its operations and cash flows for the three and nine-month periods ended September 30, 1998 and 1997 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1997 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.
        Certain amounts appearing in the prior year's financial statements have been reclassified to conform to the current year's presentation.

Note 2 - Earnings Per Share

        Basic earnings per share for the three and nine-month periods ended September 30, 1998 and 1997 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods includes additional shares which reflect potential dilution, primarily from stock options and other stock grants whose exercise or grant prices were below the average common stock price for the respective periods and, thereby, assuming their issuance or conversion into common stock. The number of additional shares used in the calculation of diluted earnings per share for the three months ended September 30, 1998 and 1997 were 943,000 and 1,222,000 respectively. For the nine months ended September 30, 1998 and 1997, the additional diluted shares were 1,114,000 and 898,000, respectively.

Note 3 - Acquisitions

        In January 1998, the Company acquired Rotron, Inc., a manufacturer of electric motors, fans and motor-blowers, from EG&G Holdings, Inc. Rotron had sales of approximately $70 million in 1997. In April 1998, the Company acquired the Western Research business unit of BOVAR, Inc. Western Research is a manufacturer of gas analysis instrumentation for industrial process control and air emissions monitoring; its 1997 sales were approximately $18 million. In July 1998, the Company acquired the assets of Darmet Corporation, a manufacturer of specialty wire alloys for electrical and electronics-related applications. Darmet had 1997 sales of approximately $4.5 million.

        The aggregate purchase price of these acquisitions was $115.5 million in cash, which was paid at closing, subject to adjustment. As of the closing dates, the Company also recorded liabilities totaling approximately $5 million for certain estimated future pension obligations, and for certain other personnel-related costs associated with the relocation and consolidation of certain operations of Rotron and Western Research.

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

                                  AMETEK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


Note 4 - Inventories

        The estimated components of inventory stated at lower of LIFO cost or market are:

                                                              In thousands
                                                         -----------------------
                                                      September 30,    December 31,
                                                          1998            1997
                                                         -------         -------
                                                       (Unaudited)
Finished goods and parts                                 $22,801         $19,515
Work in process                                           21,755          23,059
Raw materials and purchased parts                         52,198          42,542
                                                         -------         -------
                                                         $96,754         $85,116
                                                         =======         =======

Note 5 - Long-Term Debt

        Long-term debt consisted of the following:

                                                            In thousands
                                                      --------------------------
                                                    September 30,      December 31,
                                                        1998              1997
                                                      --------          --------
                                                    (Unaudited)
9-3/4% Senior Notes due 2004                          $ 13,802          $150,000
7.20% Senior Notes due 2008                            225,000                --
Foreign and Other Debt                                   2,268             2,293
                                                      --------          --------
                                                      $241,070          $152,293
                                                      ========          ========

        On July 17, 1998, the Company completed the refinancing of its $150 million principal amount of 9-3/4% Senior Notes due March 15, 2004 (the "Old Notes") through a tender offer. The Company issued, through a private placement, $225 million principal amount of 7.2% Senior Notes (the "New Notes") due July 15, 2008. The New Notes were priced at a discount to yield 7.241% to maturity. The net cash proceeds from issuance of the New Notes were used to: purchase $136.2 million principal amount of the Old Notes tendered by noteholders, repay outstanding bank borrowings, and pay fees and expenses related to the offering of the New Notes and the tender offer. On September 30, 1998, the Company completed a public exchange offer for all the New Notes, whereby the previously unregistered New Notes were exchanged for registered notes with essentially the same terms and conditions, that were applicable to the unregistered notes.

        In connection with the early retirement of $136.2 million of the Old Notes noted above, an extraordinary after-tax charge of $8.7 million, or $.26 per diluted share, was recorded in July of 1998, net of tax benefits totaling $5.1 million. The Company intends to exercise its right to repurchase the remaining $13.8 million principal amount of the Old Notes on or before the earliest call date under the terms of that indenture, which is March 15, 1999.

                                  AMETEK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

Note 6 - Comprehensive Income

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

        During the three-month periods ended September 30, 1998 and 1997, the increase in comprehensive income included in stockholders' equity was $7.6 million and $9.3 million, respectively. For the nine-month periods ended September 30, 1998 and 1997, such amounts were $37.1 million and $30.9 million, respectively.

Note 7 - Pending Accounting Standards

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

        In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Statement is effective for the Company's financial statements beginning in 1999. Adoption of the Statement will have an insignificant effect on the Company's consolidated results of operations, financial position, or cash flows.

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

                                  AMETEK, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

          The following table sets forth sales and operating income by business segment:

                                          (Dollars in thousands)
                              Three months ended           Nine months ended
                                 September 30,               September 30,
                            -----------------------     -----------------------
                              1998          1997          1998          1997
                            ---------     ---------     ---------     ---------
Net sales
Electromechanical           $ 127,656     $ 111,062     $ 405,361     $ 341,252
Electronic Instruments        104,937       101,087       315,287       289,399
                            ---------     ---------     ---------     ---------
  Total Consolidated        $ 232,593     $ 212,149     $ 720,648     $ 630,651
                            =========     =========     =========     =========

Operating income
Electromechanical           $  17,234     $  15,554     $  56,163     $  45,366
Electronic Instruments         14,978        12,316        44,544        37,585
                            ---------     ---------     ---------     ---------
  Total Segments               32,212        27,870       100,707        82,951
Corporate and other            (5,236)       (4,760)      (16,379)      (15,364)
                            ---------     ---------     ---------     ---------
  Total Consolidated        $  26,976     $  23,110     $  84,328     $  67,587
                            =========     =========     =========     =========

    Operations for the third quarter of 1998 compared with the third quarter of 1997

Sales for the third quarter of 1998 were $232.6 million, an increase of $20.4 million or 9.6% compared with third quarter 1997 sales. The sales increase was mainly due to revenues from businesses acquired in early 1998. The Electromechanical Group ("EMG") led the sales increase, benefiting from the January 1998 acquisition of the Rotron brushless motor business. The Electronic Instruments Group ("EIG") benefited from higher sales of aerospace products and heavy-truck instruments, along with the sales contribution from the Western Research process instruments business which was acquired in April 1998.

Increased worldwide competitive pricing pressure influenced by the economic downturn in Asia and the economic collapse in Russia, along with competition for market share in the North American floor-care market, is adversely affecting the Company's operations, primarily in EMG. The Company's new orders for the third quarter of 1998 were $204.8 million, compared with $213.4 million for the same quarter of 1997. The backlog of unfilled orders at September 30, 1998 was $230.6 million, compared with $245.2 million at December 31, 1997. The economic uncertainties referred to above raise some concern about the near-term outlook, and its potential negative effect on the Company's business. However, the Company is in a strong financial position to address the challenges of the global business environment.

                                  AMETEK, INC.

Segment operating income for the third quarter of 1998 was $32.2 million, an increase of $4.3 million or 15.6% from the third quarter of 1997, primarily attributable to the higher sales volume. Segment operating income as a percentage of sales increased to 13.8% in the current third quarter from 13.1% in the third quarter of 1997. The increase in profit margins was due to operating improvements by several businesses, primarily in the Electronic Instruments Group.

After deducting corporate and other expenses of $5.2 million, which were unchanged as a percentage of sales from the third quarter of 1997, consolidated operating income totaled $27.0 million for the third quarter of 1998, an increase of $3.9 million or 16.7% from the same quarter of 1997.

Interest expense for the 1998 third quarter was $6.2 million, an increase of $1.4 million from the third quarter of 1997, resulting from higher average debt outstanding related primarily to the acquisitions completed during early 1998, and to repurchases of the Company's common stock. Other income, net decreased $.6 million to $1.0 million in the third quarter of 1998, resulting from lower interest and other investment income in the current third quarter compared with the third quarter of 1997.

Income from continuing operations for the third quarter of 1998 was $14.1 million, or $.42 per share on a diluted basis, compared with $12.9 million or $.38 per share in the same quarter of 1997, an improvement of $1.2 million, or 9.1%. Net income for the third quarter of 1998 was $5.3 million, or $.16 per share on a diluted basis, and included an extraordinary after-tax charge of $8.7 million, or $.26 per share for the early repayment of debt. Net income for the 1997 third quarter was $8.4 million, or $.24 per share, which included income from discontinued operations of the Company's former Water Filtration Business of $.4 million, or $.01 per share, and costs associated with the disposition of that business of $4.9 million, or $.15 per share.

Business Segment Results

      Electromechanical Group ("EMG") sales totaled $127.7 million in the current third quarter, an increase of $16.6 million or 14.9% from the third quarter of 1997. The increase primarily resulted from the sales contribution of the Rotron, Inc. electric motor business acquired in January 1998. Sales by the Group's Italian motor operations increased for the 1998 third quarter, and the foreign currency effects were minimal. The Group's motor plants in Asia and Eastern Europe, which began operations in 1997, also reported continued sales growth. However, these revenue gains were offset by reduced worldwide sales of motors for floor-care products by the Group's motor operations based in North America.

                                  AMETEK, INC.

      Operating income of EMG increased $1.7 million or 10.8% to $17.2 million in the third quarter of 1998, due to the sales increase, and the absence of start-up costs for the new motor plants, primarily in Asia. Operating income as a percentage of sales decreased to 13.5% in the 1998 third quarter from 14.0% in the third quarter of 1997. Although Rotron's profit margin exceeded that of the Group overall, the Group's reduced operating margins were due in part to lower sales in the Group's North American motor operations, and to competitive pricing pressure on the Company's motor operations mainly as a result of the economic downturn in Asia and Russia.

      Electronic Instrument Group ("EIG") sales for the third quarter of 1998 were $104.9 million, an increase of $3.9 million or 3.8% from the same quarter a year ago. The increase resulted primarily from higher sales of aerospace products and heavy-truck instrumentation, and from sales by the Western Research process instruments business acquired in April 1998. Partly offsetting these sales increases were lower sales by EIG's process instrument businesses.

      Group operating income for the third quarter of 1998 was $15.0 million, an increase of $2.7 million or 21.6% from the same quarter last year. Operating income margins increased to 14.3% of sales in the current third quarter from 12.2% in the third quarter a year ago, benefiting from operating improvements in the Group's process instrument businesses, production efficiencies from the higher sales of heavy-truck instrumentation, and from the sales contribution by the acquired business.

      Operations for the first nine months of 1998 compared with the first nine months of 1997

Sales for the first nine months of 1998 were $720.6 million, an increase of $90.0 million or 14.3% from sales of $630.6 million for the first nine months of 1997. Much of the sales increase was due to revenues generated from businesses acquired during mid-1997 and in 1998 by both operating groups. The Company's existing businesses also contributed to the sales increase; EMG recorded higher international sales of motors for floor-care products, and higher sales of motors for outdoor power equipment markets worldwide. In addition, EIG's sales by existing businesses benefited from higher sales of aerospace products and heavy-truck instrumentation.

New orders during the first nine months of 1998 were $706.0 million, compared with $655.3 million for the same period of 1997, an increase of $50.7 million, or 7.7%. The increased order input was mostly due to the Rotron and Western Research acquisitions in early 1998. The Company is experiencing soft demand for many of its products, primarily as a result of global economic uncertainties. Increased competitive pricing pressure from motor manufacturers and the economic turmoil in Asia and Russia are limiting sales of floor-care products by EMG in the short-term. The instrument businesses within EIG also continue to experience some slowing in their global markets, though to a lesser extent than EMG.

                                  AMETEK, INC.

Segment operating income for the first nine months of 1998 was $100.7 million, an increase of $17.8 million or 21.4% from the first nine months of 1997. The increase was mostly due to the higher sales volume. Segment operating income as a percentage of sales increased to 14.0% for the first nine months of 1998 from 13.2% for the same period a year ago. EMG's operating margin improvements included a higher margin contribution by the Rotron, Inc. acquisition, improved operating efficiencies by the Group's Asian motor plant resulting from higher capacity utilization, and better performance by EMG's existing brushless motor operations following the July 1997 divestiture of its domestic HVAC motor business. EIG's efficiency improvements were primarily from its process instrument businesses, which benefited from lower overall operating costs and a favorable change in product mix. Also contributing to the EIG profit increase was greater production efficiencies by the heavy-truck instrumentation business resulting from its higher 1998 sales levels.

Corporate and other expenses for the first nine months of 1998 totaled $16.4 million, slightly higher than the same period for 1997, but lower as a percentage of sales. The combined effects of all of these items resulted in consolidated operating income for the first nine months of 1998 totaling $84.3 million, an increase of $16.7 million or 24.8% compared with the first nine months of 1997.

Interest expense for the first nine months of 1998 was $18.5 million, an increase of $4.7 million from the first nine months of 1997, resulting from higher average debt outstanding primarily related to the acquisitions completed in mid-1997 and 1998.

Income from continuing operations for the first nine months of 1998 totaled $44.3 million, or $1.31 per share on a diluted basis, compared with $36.6 million, or $1.09 per share for the same period of 1997, an increase of $7.7 million or 20.9%. Net income for the first nine months of 1998 was $35.6 million, or $1.05 per share on a diluted basis, and reflects an extraordinary after-tax charge of $8.7 million, or $.26 per share for the early repayment of debt. Net income for the first nine months of 1997 totaled $36.8 million, or $1.09 per share. The 1997 nine-month total included $5.1 million, or $.15 per share, of income from the Company's discontinued Water Filtration Business, and costs associated with the disposition of that business of $4.9 million, or $.15 per share.

Business Segment Results

      The Electromechanical Group ("EMG") sales for the first nine months of 1998 were $405.4 million, an increase of $64.1 million or 18.8% from the same period of 1997. Sales contributions from acquired businesses accounted for most of the increase, led by the Rotron, Inc. acquisition completed in January 1998. A German motor business whose assets were acquired in May 1997 also contributed to the sales increase. Partly offsetting the sales contributions by these acquisitions was the absence of sales, in 1998, due to the divestiture in July 1997 of the Group's domestic HVAC motor business.

                                  AMETEK, INC.

      EMG also benefited from higher sales from its existing businesses. EMG's Italian motor operations reported strong sales gains across all lines of business, reflecting the positive results from partnering with certain European floor-care product manufacturers to outsource their electric motor production to the Company. These strong gains were reduced somewhat by the negative effect of translating Italian lire into stronger U.S. dollars. EMG's North American motor operations also reported higher sales of motors to outdoor power equipment markets for the first nine months of 1998, however lower domestic sales of motors for floor-care products limited the Group's overall sales growth. Higher sales of specialty metal products also contributed to the sales increase for the 1998 nine-month period.

      Operating income of this Group in the first nine months of 1998 was $56.2 million, an increase of $10.8 million or 23.8% from the same period a year ago. Most of the increase was due to the higher sales volume. Operating income margins increased to 13.9% of sales in the first nine months of 1998 from 13.3% for the same period of 1997. The profit improvement was due to higher margins from sales by the recently acquired Rotron business, and to lower operating costs in EMG's existing brushless motor business, which benefited following the July 1997 divestiture of its domestic HVAC motor business. EMG's motor operations in Asia, which began operations in early 1997, also reported a significant margin improvement resulting from reduced start-up costs and higher capacity utilization in the first nine months of 1998. Lower domestic sales of motors for floor-care products and competitive pricing pressures; mainly resulting from the economic downturn in Asia and Russia, diminished the Group's 1998 profit margin in the third quarter of 1998.

      The Electronic Instruments Group's ("EIG") sales for the first nine months of 1998 were $315.3 million, an increase of $25.9 million or 8.9% from the first nine months of 1997. The sales increase was primarily from contributions by acquired businesses, including: the June 1997 acquisition of the Chatillon and Lloyd Instruments test and measurement product lines, the July 1997 acquisition of a small process instrument manufacturer in Denmark, and the April 1998 acquisition of the Western Research process instruments business.

      Sales growth from existing businesses came from higher shipments of instrumentation for heavy-trucks, due to continuing strong demand in that industry, and higher sales of aerospace products, though the rate of sales growth for the aerospace business was more modest than that experienced during the same period of 1997.

      Operating income of EIG for the first nine months of 1998 increased $7.0 million or 18.5% to $44.5 million. In addition to the overall higher sales volume, the Group's operating income margins increased to 14.1% of sales for the first nine months of 1998 from 13.0% for the first nine months of 1997. The operating improvements were due to a favorable change in product mix, a lower overall operating cost structure in the Group's process instrument businesses, and to production efficiencies from higher sales levels in the heavy-truck instrumentation business.

                                  AMETEK, INC.

FINANCIAL CONDITION

      Liquidity and Capital Resources

      Working capital at September 30, 1998 amounted to $37.4 million, a decrease of $32.3 million from December 31, 1997, due mainly to an increase in short-term borrowings used primarily to fund business acquisitions completed in 1998 and repurchases of the Company's common stock. Operating working capital increased from year-end 1997, due to the addition of the new businesses, and higher working capital requirements resulting from the increased level of business activity. The ratio of current assets to current liabilities at September 30, 1998 was 1.15 to 1, compared to 1.39 to 1 at December 31, 1997.

      Cash provided by continuing operations in the first nine months of 1998 totaled $53.6 million, up $1.4 million from $52.2 million of cash provided by continuing operations for the same period of 1997 due mainly to the higher level of earnings in the current period. Total cash provided by operating activities for the first nine months of 1997 was $54.0 million, and included $1.8 million of cash provided by discontinued operations of the Company's former Water Filtration Business.

      Cash used for investing activities for the first nine months of 1998 totaled $155.5 million, compared with cash used of $63.5 million for the first nine months of 1997. The purchase of businesses required cash expenditures of $115.5 million for the first nine months of 1998, compared with $39.8 million for the same period of 1997. Additions to property, plant and equipment for the first nine months of 1998 were $36.9 million compared with $27.9 million for the same period of 1997. Investing activities for the 1997 nine-month period also included $7.3 million of cash proceeds from the July 1997 sale of the Company's domestic HVAC motor business.

      Financing activities for the first nine months of 1998 provided cash totaling $107.2 million, compared with cash provided of $9.6 million for the same period of 1997. The 1998 period includes net cash proceeds from the debt refinancing completed on July 17, 1998. In July 1998, a private offering of $225.0 million principal amount of 7.2% Senior Notes due 2008 was used to finance the Company's tender offer for an existing $150 million principal amount of 9-3/4% Senior Notes due 2004. The noteholders tendered $136.2 million principal amount of the 9-3/4% Senior Notes, which were purchased with a portion of the proceeds of the private offering. The Company intends to exercise its right to purchase the remaining $13.8 million principal amount of the 9-3/4% Senior Notes on or before the earliest call date under that indenture, which is March 15, 1999. The remaining net proceeds provided by the offering were used to repay a portion of the Company's outstanding bank borrowings, and pay fees and expenses related to the tender offer and the new debt issue. On September 30, 1998, the Company completed a public exchange of all of the 7.2% Senior Notes due 2008, for a like amount of the private notes.

                                  AMETEK, INC.

      The refinancing provides the Company with notes rated investment grade by one rating agency, and greater financial flexibility, primarily through less restrictive covenants. It also extends the Company's long-term debt maturity, at lower interest rates. The Company recorded an extraordinary after-tax charge of $8.7 million for the early extinguishment of the 9-3/4% Senior Notes in the third quarter of 1998.

      Short-term borrowings for the first nine months of 1998 increased $62.0 million and reflects net bank borrowings to fund the 1998 acquisitions noted previously. Other financing activities during the first nine months of 1998 included expenditures of $24.8 million to repurchase shares of the Company's common stock as of September 30, 1998, and $5.9 million to pay cash dividends. In September 1998, the Company's Board of Directors authorized a new $50 million stock repurchase program, canceling the previous $50 million program of which approximately $23 million had been used for share repurchases. Since January 1, 1998 through mid-October 1998, the Company has repurchased 1.3 million shares of its common stock, of which approximately 990,000 shares were purchased in the third and early fourth quarters.

      As a result of all cash flow activities, cash and cash equivalents and short-term marketable securities increased $4.9 million since December 31, 1997, to $14.9 million at September 30, 1998. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

YEAR 2000

      The "Year 2000 problem" is the result of many existing computer programs written using two digits rather that four digits to define the applicable year. This could result in the failure of such systems to properly distinguish between the year 1900 and the year 2000.

      During 1998, the Company has continued with its program to prepare the Company's business systems, products, and manufacturing processes to address potential Year 2000 problems. The Company's plan consists of assessment, remediation, testing and implementation with all affected areas being addressed simultaneously. In order to improve access to business information through common integrated computing systems, in 1997, the Company embarked upon a company-wide initiative to replace existing business computer systems in many of its operations. Each of these computer systems are expected to be Year 2000 compliant. Remaining systems will be remediated with computer software and hardware modifications or replacements.

                                  AMETEK, INC.

      The Company believes that the vast majority of its products and manufacturing systems do not generate or process date-sensitive information, and therefore, are not directly affected by the Year 2000 problem. The Company is also in the process of communicating with its significant suppliers, customers, and key business partners in order to continue monitoring their Year 2000 compliance. The Company has assessed the magnitude of its Year 2000 problem and has substantially completed the phases of its compliance plan for approximately 75% or its operations, primarily its U.S. operations. The Company expects to complete the plan for the remaining 25% of its operations, including its foreign operations, prior to June 30, 1999.

      The aggregate costs to address the Year 2000 problem (excluding the cost of business systems that would have been replaced in any event) are not expected to be material to the Company's operations or financial position. No planned significant information system projects have been deferred or delayed to exclusively address the Year 2000 problem.

      If the Company determines that it will not be able to remediate, properly test, and implement changes to affected systems on a timely basis, or in the event that a significant exposure is identified relative to dependencies on third-party systems because of the Year 2000 problem, disruption of the Company's normal business operations could result. The Company intends to develop appropriate contingency plans for potential business disruption from any such business-critical systems at the time such determination is made. Although the Company is not currently aware of any such significant exposure, an extended interruption of the Company's ability to conduct business due to a Year 2000 readiness problem could have a material adverse effect on the Company.

FORWARD-LOOKING INFORMATION

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

                                  AMETEK, INC.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

On July 17, 1998, the Company announced the completion of a private debt offering of $225 million principal amount of 7.2% Senior Notes due 2008, and the related completion of a tender offer to repurchase all of its previously outstanding $150 million principal amount of 9-3/4% Senior Notes due 2004. The noteholders tendered $136.2 million principal amount of the of 9-3/4% Senior Notes, which the Company purchased with a portion of the proceeds of the private offering. The $225 million principal amount of 7.2% Senior Notes due 2008 were exchanged for substantially identical publicly registered notes in a public exchange offer completed September 30, 1998. The new indenture contains certain operating restrictions on the Company, including but not limited to restrictions regarding: the incurrence of additional indebtedness; liens; mergers, consolidations and sale of assets; and certain sale/leaseback transactions.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits:

       Exhibit
       Number                      Description
       ------                      -----------

         27          Financial Data Schedules *

b) Reports on Form 8-K: For the quarter ended September 30, 1998, the Company filed a Current Report on Form 8-K dated September 23, 1998, to announce the authorization of a new $50 million stock repurchase plan. On October 21, 1998, the Company also filed a Current Report on Form 8-K to announce its sales and earnings for the third quarter and nine months ended September 30, 1998.


* Schedule submitted in electronic format only.

                                  AMETEK, INC.


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


                                                       AMETEK, INC.
                                           -------------------------------------
                                                       (Registrant)


                                        By /s/ Robert R. Mandos, Jr.
                                           -------------------------------------
                                           Robert R. Mandos, Jr.
                                           Vice President & Comptroller
                                           (Principal Accounting Officer)


November 12, 1998