Form 10-K405
period 1998-12-31
AMETEK INC/
filed 1999-03-11
CIK 1037868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-12981
                            ------------------------

                                  AMETEK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           14-1682544
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

             STATION SQUARE, PAOLI, PA                                     19301
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (610) 647-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                          NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS             ON WHICH REGISTERED
           -------------------            ---------------------
  COMMON STOCK, $.01 PAR VALUE (VOTING)  NEW YORK STOCK EXCHANGE
                                         PACIFIC EXCHANGE, INC.
  9 3/4% SENIOR NOTES DUE 2004           NEW YORK STOCK EXCHANGE
  7.20% SENIOR NOTES DUE 2008            NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999, was $527,110,187.

     The number of shares of common stock outstanding as of February 26, 1999, was 32,136,706.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Proxy Statement for Annual Meeting of Stockholders on May 11, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AMETEK, INC.

                          1998 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   12
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   12
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   14
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   23
Item 8.   Financial Statements and Supplementary Data.................   23
Item 9.   Change in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   47

PART III
Item 10.  Directors and Executive Officers of the Registrant..........   47
Item 11.  Executive Compensation......................................   47
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   47
Item 13.  Certain Relationships and Related Transactions..............   47

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   47
Signatures............................................................   48
Index to Exhibits.....................................................   49

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     AMETEK, Inc. ("AMETEK" or the "Company") was incorporated in Delaware in 1986 and maintains its principal executive offices in suburban Philadelphia at Station Square, Paoli, PA 19301. The Company is the successor to AMETEK, Inc., which was originally incorporated in Delaware in 1930 under the name of American Machine and Metals, Inc. (Old Ametek). AMETEK is a leading global manufacturer of electrical motors and electronic instruments, with operations in North America, Europe, and Asia. Approximately 37% of 1998 sales were to international markets.

SPIN-OFF AND MERGER OF THE COMPANY'S WATER FILTRATION BUSINESS

     On July 31, 1997, Old Ametek distributed to its shareholders on a share-for-share basis all of the shares of AMETEK, which at that time owned all of the Old Ametek's businesses other than its water filtration business (the "Spin-Off"). Old Ametek (which then held only the water filtration business) was merged immediately thereafter with a subsidiary of Culligan Water Technologies, Inc., ("Culligan") in exchange for shares of common stock of Culligan which were issued to the shareholders of Old Ametek. Unless the context otherwise requires, references herein to AMETEK or the Company shall include Old Ametek for any periods prior to the date of that share-for-share distribution.

     On August 1, 1997, the Water Filtration Business was merged with a subsidiary of Culligan in a tax-free transaction. Culligan issued approximately
3.5 million shares of its common stock to AMETEK's shareholders in exchange for all of their shares of Old Ametek common stock representing the net assets of AMETEK's Water Filtration Business.

REORGANIZATION OF THE COMPANY'S OPERATING GROUPS

     Concurrent with the 1997 Merger of AMETEK's Water Filtration Business into Culligan, AMETEK reorganized its operating groups to better reflect management's focus on electromechanical and electronics-related businesses. The ongoing businesses of the Company were reorganized from three into two operating groups, the Electromechanical Group ("EMG") and the Electronic Instruments Group ("EIG").

     The Company markets its products worldwide. EMG is the world's largest manufacturer of air-moving electric motors for vacuum cleaners and other floor-care products, and a preeminent producer of brushless air-moving motors for aerospace, mass-transit, medical and computer markets. It also produces specialty metals for the electronics, telecommunications, consumer, automotive and other markets. EIG builds technologically advanced monitoring, sensing, calibration, and display devices for the aerospace, process, and heavy-vehicle industries. The Company continues to grow through a primary focus on manufacturing electrical and electronic products in which its technology and cost advantages lead to a significant share of targeted markets.

COMPETITIVE STRENGTHS

     Management believes that the Company has several significant competitive advantages, which assist it in sustaining and enhancing its market positions. The Company's principal strengths include:

     Significant Market Share. The Company maintains significant market shares in many of its targeted markets, because of its ability to produce and deliver the highest-quality products at the lowest possible cost, consistently and on time. In the EMG segment, the Company is the world's largest manufacturer of air-moving electric motors for the global floor-care market. Management believes that the Company's significant market share, coupled with its newest motor plants which combine advanced technology and lower cost, play key roles in helping to accelerate the trend of customers outsourcing their motor production to AMETEK. In the EIG segment, the Company maintains significant positions in many of its niche market segments within the aerospace, heavy-vehicle, and process instrument markets.

     Technological and Development Capabilities. AMETEK believes it has certain technological advantages over its competitors, that allow it to maintain leading market shares by developing innovative products. The Company has historically grown its business by extending its technical expertise into the manufacture of customized products for its customers. EMG focuses on enhancing motor-blower cost-performance through advances in power, efficiency, weight and quieter operation. The Company believes that EMG's technical leadership has helped to create a broad range of product features that have opened new markets, such as outdoor power equipment. EIG competes in specialized instrumentation markets, including process measurement, heavy-vehicle dashboard and aerospace instruments, primarily on the basis of product innovation. An example of this innovation was demonstrated recently when the Company leveraged its core competency in jet engine temperature sensors to design a flame-sensor system for a broad range of industrial and utility applications including land-based gas turbines. The Company believes that its reputation for technological innovation, service and reliability also led to its successful strategic alliance in 1994 with Honeywell, Inc., one of the aviation industry's top suppliers of integrated avionics.

     Efficient and Low-Cost Manufacturing Operations. The Company's competitive cost position is a significant advantage in growing its global market share. The Company has recently established motor plants in China, the Czech Republic and Mexico to lower manufacturing costs and achieve strategic proximity to customers, enhancing its ability to increase international sales and market share. Furthermore, strategic acquisitions, joint ventures and alliances in Europe, North America and Asia have resulted in additional synergies and cost savings through consolidated operations, new product lines and distribution channels, and low-cost manufacturing operations benefiting both operating groups.

     Experienced Management Team. Another important component of the Company's recent success has been the continued strength of its management team and its commitment to the performance of the Company. Over the past several years, the Company has made measurable advances in its operational excellence initiatives, including self-directed work teams and expanded colleague participation. AMETEK's senior management has extensive experience in its businesses and is financially committed to the Company's success through Company stock ownership requirements based on a set of salary multiples established by the Company.

BUSINESS STRATEGY

     The Company is continuing with its shareholder value enhancement initiatives. AMETEK's objectives are to increase the Company's earnings growth and financial returns through a combination of financial and operating strategies. Financial strategies have included public debt issuances, bank debt refinancing, and ongoing share repurchases. Operational strategies are to achieve double-digit annual percentage growth in earnings per share and a superior return on total capital. AMETEK's strong commitment to continuing earnings growth led the Company to accelerate the implementation of certain cost reduction programs in 1998 to achieve its best-cost objectives (see Recent Developments). The Company's long-term growth strategy consists of the following four elements:

     Operational Excellence. The Company seeks to further improve its current market position and enter complementary markets through a continuation of its operational excellence strategy. The Company believes its dedication to focusing on flow manufacturing, participative management culture, operating efficiency and asset management increases the Company's manufacturing quality, return on operating assets and customer satisfaction while significantly shortening production cycle times and lowering its costs. This strategy has served to strengthen the Company's competitive position across all of its business lines.

     New Product Development. The Company seeks to improve its current market position and enter complementary markets through its product development programs. The EMG segment's new product development focuses on enhancing motor-blower cost-performance through advances in power, efficiency, weight and quieter operations. Towards this end, late in 1998 the Company introduced the INFIN-A-TEK(TM) line of motor-blowers, the first switched reluctance electric motor-blowers for the floor-care market, and continues its growth in the outdoor power equipment market with its World Lamination(TM) motor design and its WorldLamb(TM) cup-style motor-blowers. In the EIG segment, the Company applies concurrent engineering to develop specialized products for the markets in which it competes. EIG strengthened its alliance with Honeywell in 1998, providing key components in a new vertical separation altimeter for business jets and general aviation that satisfies new dual altimetry system requirements. EIG's new INTERLINK(TM) Multiplex Instrument System, now in full-scale production, also gives our heavy-vehicle instruments customers the flexibility of quickly interchangeable gauges with diagnostic maintenance reporting.

     Global and Market Expansion. AMETEK's largest international presence is in Europe where it holds a leading market position through EMG. The Company's manufacturing operations in Denmark, Germany, Italy and the United Kingdom offer AMETEK superior design and engineering capability, product line breadth and enhanced European distribution channels. With the addition, in 1997, of an electric motor plant in the Czech Republic, the Company is continuing to lower its production costs. Growth in Asia has resulted from the opening of a low-cost production electric motor plant in China, coupled with a direct sales and marketing presence in Singapore and the continuing success of AmeKai -- the Company's joint venture in China and Taiwan that manufactures low-cost pressure gauges for world markets, that was formed in 1995.

     Strategic Acquisitions and Alliances. Since mid-1997, the Company has completed eight acquisitions, adding approximately $175 million in annual net sales. Through these and many prior acquisitions, the Company's management team has gained considerable experience in successfully acquiring and integrating businesses. The Company intends to continue to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth (see Recent Acquisitions).

     The Company's technology alliances with certain of its customers also has increased sales growth through product line expansion and new product development programs, while international alliances such as AmeKai in China and Taiwan have provided further low-cost international manufacturing sources. The Company intends to continue to selectively pursue strategic acquisitions and alliances to increase sales growth and achieve a superior return on assets.

RECENT DEVELOPMENTS

DEBT REFINANCING

     On July 17, 1998, the Company completed a refinancing of its long-term debt. Through a private placement, the net proceeds from the sale of $225.0 million principal amount of 7.2% Senior Notes due 2008 was used to finance the Company's tender offer for an existing $150 million principal amount of 9 3/4% Senior Notes due 2004. The noteholders tendered $136.2 million principal amount of the 9 3/4% Senior Notes, which were purchased with a portion of the proceeds of the private placement. The remainder of the 9 3/4% Senior Notes are callable March 15, 1999. The balance of the net proceeds provided by the sale of the 7.2% Senior Notes were used to repay a portion of the Company's outstanding bank borrowings, and pay fees and expenses related to the tender offer and the new debt issue. In connection with the debt refinancing, the Company recorded an extraordinary after-tax charge of $8.7 million, or $.26 per diluted share, in the third quarter of 1998 for the early extinguishment of the 9 3/4% Senior Notes.

     On September 30, 1998, the Company completed a public exchange of all of the 7.2% Senior Notes due 2008, for a like amount of the private notes. The 7.2% Senior Notes were rated investment grade by the Standard & Poor's rating agency, providing the Company with greater financial flexibility, primarily through less restrictive covenants. The new Notes also extended the Company's long-term debt maturity, at lower interest rates.

SHARE REPURCHASE PROGRAM

     In September 1998, the Company's Board of Directors authorized a new $50 million stock repurchase program, canceling a June 1996 $50 million program, of which approximately $23 million had been used for share repurchases. At December 31, 1998, approximately $38 million of the new $50 million authorization was available. For the year ended December 31, 1998, the Company repurchased 1.3 million shares of its common stock, at a total cost of $28 million. Since the share repurchase program began in March 1994, the Company has repurchased 13.8 million shares at a total cost of $204.4 million, which represents approximately one-third of the Company's common stock outstanding at that time.

COST REDUCTION INITIATIVES

     In the fourth quarter of 1998, the Company announced that it is taking a series of actions designed to lower its cost structure. Those initiatives, which are being accelerated, include the transfer of some U.S. motor production to a low-cost manufacturing facility in Reynosa, Mexico; the closing and consolidation of certain EMG motor plants in Europe; expanding flow manufacturing and improving supply chain management in EIG; and a workforce reduction. The results of those initiatives are expected to provide significant benefits to the Company beginning in 1999, and support the Company's objective of double-digit percentage earnings growth. In the fourth quarter of 1998, the Company recorded an $8.0 million pretax nonrecurring charge related to certain of those actions.

RECENT ACQUISITIONS

     In January 1998, the Company acquired Rotron, Inc., a subsidiary of EG&G, Inc., for approximately $104 million in cash. Rotron manufactures brushless DC motors and motor-blowers for aerospace, mass transit, military, medical and industrial markets, complementing EMG's brushless DC motor business and establishing a significantly larger position for EMG in the rapidly growing market for brushless motors.

     In April 1998, the Company acquired the Western Research unit of BOVAR, Inc. for approximately $11 million. Headquartered in Calgary, Alberta, Western Research is a leading manufacturer of instrumentation for industrial process control and air emissions monitoring, with operations in Canada, Germany and Houston, Texas. The products and operations of Western Research complemented EIG's existing process and analytical instruments product line. The Western Research unit has been combined with EIG's Process and Analytical Instruments Division.

     In July 1998, the Company acquired the assets of Darmet Corporation, a privately held manufacturer of specialty wire alloys located in Providence, R.I. The Darmet product line broadens the line of nickel-and-copper-based wire alloys for electrical and electronics-related applications of the EMG segment.

     In January 1999, the Company acquired National Controls Corporation (NCC) for approximately $29 million in cash. NCC is a leader in electronic instruments and controls for foodservice equipment. NCC's product technology is directly related to that of similar products produced by EIG's Dixson division.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS, FOREIGN OPERATIONS, AND EXPORT SALES

     Reportable segment and geographic information are shown on pages 43 and 44 of this report.

     One of the Company's four growth strategies is global & market expansion, which is subject to certain risks that are inherent in conducting business outside the United States. Those include fluctuation in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political and regulatory policies of the countries in which business is conducted. Growth of the Company's foreign sales has resulted from a combination of increasing levels of export sales of products manufactured in the United States, sales from overseas operations, and sales resulting from strategic alliances.

NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

     The products and markets of each operating segment are described below:

  EMG

     EMG is the world's largest producer of high-speed, air-moving electric motors for OEMs of floor-care products. The design and manufacture of small vacuum motors with fans rotating at high speeds requires advanced manufacturing technology. EMG addresses complex motor-blower dynamics including heat, noise, vibration, and wear, in designing its customized products. EMG also produces specialty metal products used in the electronics, telecommunications, consumer, automotive, and other markets. EMG has a leading market share for its electric motors in North America and Western Europe and a growing share in the Pacific Rim. It has expanded its operations worldwide by leveraging manufacturing and technological expertise developed over many years.

     EMG also has grown its business by extending its technological expertise in manufacturing high-speed, air-moving electric motors to a variety of targeted markets, with its primary focus currently on the floor-care market and small appliances. EMG has formed alliances with OEM customers to design and manufacture cost-effective products for numerous floor-care applications. EMG also is using its technological and marketing expertise to further penetrate new markets, such as the outdoor power equipment market, where it is establishing alliances with major customers.

     To achieve further global expansion, EMG is building on its market leadership in the floor-care markets of North America and Europe through initiatives in Eastern Europe, Latin America, and the Pacific Rim. Electric motor production operations in China, Mexico, and the Czech Republic began contributing to manufacturing capacity in 1997, and grew in significance throughout 1998, particularly in China. Those expanding operations are focusing first on reducing costs, and later on expanding global markets. About 45% of EMG's 1998 sales were to customers outside the United States.

     EMG employs approximately 3,700 people, of whom approximately 1,700 are covered by collective bargaining agreements. It has 17 manufacturing facilities: ten in the United States, three in Italy, and one each in China, the Czech Republic, Germany and Mexico. In December 1998, the Company announced, as part of its cost reduction initiatives, the consolidation of one of its Italian motor plants that serve the floor-care market, and the closing in mid-1999 of the motor plant in Germany, with the consolidation of that operation into its existing motor plants in the Czech Republic and Italy. EMG's flexible production lines, which produced approximately 23 million motor products in 1998, are designed for low-cost, high-volume operations. Advanced technological resources enable EMG to provide its customers with custom-designed products.

     Floor-Care Market and Product Line

     About 60% of EMG sales are to floor-care markets, where it has a leading share through sales of air-moving electric motors to most of the world's major floor-care OEMs. The customers include vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor-care products, ranging from hand-held, canister, and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

     A large portion of the sales growth in the floor-care industry has been achieved by marketing products to vertically integrated vacuum cleaner manufacturers that decide to outsource all or part of their motor production to realize the economic and operational advantages of reducing or discontinuing their own motor production. By purchasing motors from EMG, vacuum cleaner manufacturers can reduce the otherwise substantial capital investment necessary to manufacture motors for rapidly changing consumer demands. The global consumer trend toward owning multiple floor-care products increases the variety and frequency of these investments by OEMs, which are striving to operate more cost-effectively.

     EMG's new product development focuses on enhancing motor-blower cost-performance through advances in power, efficiency, size, weight, and quieter operation. EMG's INFIN-A-TEK(TM) motor-blower, introduced in 1998, is the first switched reluctance electric motor-blower for the floor-care market.

     EMG has a significant position in the European floor-care market. The electric motors it produces in Italy are similar to those produced in the United States. Capacity and productivity in Italy have been increased through capital investment and such initiatives as manufacturing integration, automation, inventory management, and increased labor flexibility.

     Brushless Motor Market and Product Line

     EMG's brushless motors are used in computer equipment, business machines, and medical equipment. Brushless motors offer spark-free commutation and high reliability. They are increasingly utilized in medical and other applications in which long life and speed control are important. The January 1998 acquisition of the Rotron motor business and its integration to form the Rotron Technical Motor Division added to AMETEK's already strong core competency in brushless air-moving motors. With Rotron, AMETEK now has approximately a 20% share of the $500 million brushless motor market. Continuing product developments include the use of brushless motors in systems designed to assist patients with sleep-breathing disorders, hospital air-mattresses, and gasoline fume-recovery systems used by gas stations, as well as electronic power devices for the military, mass-transit, and aerospace markets. In 1998, EMG introduced an expanded line of MINIJAMMER(TM) brushless motor-blowers for use in medical, dental, computer, and business machine applications, among others.

     In July 1997, the Company sold EMG's North American HVAC induction electric motor business, thereby allowing the Company to sharpen its focus on growth opportunities in brushless motor market segments where the Company can leverage its leadership.

     Outdoor Power Equipment Market and Product Line

     EMG manufactures motors for the outdoor power equipment market, including lawn and garden equipment, as well as electric chain saws, high-pressure power washers, and low-pressure paint sprayers. EMG is capitalizing on its manufacturing infrastructure, technical expertise, and global marketing strengths in air-moving electric motors to create growth opportunities in this market, such as expanding applications for the Group's World Lamination(TM) design motor and WorldLamb(TM) motor-blowers, originally designed for floor-care applications, to include the outdoor power equipment market. EMG now serves most of the world's major producers of outdoor power equipment.

     Specialty Metals Markets and Product Line

     The Specialty Metals business manufactures high-purity, engineered metal powders, high-purity strip and wire from metal powders, and clad products, with specific metallurgical properties. Its niche market focus is based upon proprietary manufacturing technology and strong customer relations. The July 1998 acquisition of the Darmet Corporation's product lines expanded EMG's product line of nickel and copper-based wire alloys, and added to the Company's capabilities in the manufacturing of specialty wire for electronic, communication, and computer applications. During 1997, the Company also expanded its product line of metal matrix composites which are used in thermal management applications for electronics products by acquiring an exclusive license to produce composites of silicon-carbide aluminum in the United States. Other new product developments include patented Ultra(TM) stainless steel metal powders and copper-based Spinodal(TM) alloys. Markets served by the business include electronics, telecommunications, consumer products, automotive, and energy production.

     Customers

     EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG's operations. Approximately 15% of EMG's sales for 1998 were made to its five largest customers.

  EIG

     EIG applies its specialized market focus and superior technology to produce monitoring, calibration, and display instruments for the aerospace, process, and heavy-vehicle industries, as well as certain chemical and industrial products.

     EIG's growth is based on competitive advantages that include designing products for specific customer applications, which are significantly different from, or technologically ahead of competitive products. EIG is reducing costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, and workforce reductions. EIG is among the leaders in many of the specialized markets it serves, including aerospace fuel-flow meters, heavy-vehicle instrument panels, oxygen analyzers, and pressure gauges. About 27% of sales are to markets outside the United States. EIG employs approximately 3,100 people, of which approximately 1,000 are covered by collective bargaining agreements.

     Aerospace Market and Product Line

     Approximately one-third of EIG revenues are from the sale of aerospace products, including airborne data systems, turbine engine temperature measurement products, vibration-monitoring systems, indicators and displays, fuel and fluid measurement products and sensors, switches, and cable harnesses. Its customers are the leading producers of airframes and jet engines, commercial airlines, and aircraft operators. EIG serves all segments of commercial aerospace, including helicopters, business jets, commuter aircraft, and commercial airliners. Customer support includes parts warehousing and maintenance programs. Aerospace products are designed to customer specifications at design centers in Sellersville, PA and Wilmington, MA, and are manufactured to stringent operational and reliability requirements. Manufacturing operations are located in Binghamton, NY and Wilmington, MA. A repair and maintenance facility is located in Seattle, WA.

     The aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Its 50-plus years of experience as an aerospace contractor and its long-standing customer relationships with global commercial aircraft OEMs are significant competitive advantages. Among other aircraft, its newest products are in service on the Boeing B777 airliner, the Bombardier Global Express business jet, and the Agusta 109 helicopter.

     Process and Analytical Instruments Market and Product Line

     Approximately 40% of EIG sales are process measurement, calibration, test and analytical instruments. These include pressure gauges and transducers; oxygen, moisture, combustion and liquid analyzers, and emission monitors; and force measurement products. The focus is on the process industry, which includes refinery and petrochemical plants, power generation, specialty gas, water and waste treatment, natural gas distribution, and semiconductor fabrication. The April 1998 acquisition of the Western Research business complemented EIG's existing product lines servicing the industrial process control and air emissions monitoring markets, as well as provide new products for monitoring sulfur emissions where AMETEK is already a world leader. EIG is one of the leaders in the North American pressure gauge market, which has been adversely affected by low-cost offshore products. EIG has addressed this issue through a 50%-owned joint venture that manufactures low-cost pressure gauges in China and Taiwan, where the joint venture also markets those products. EIG is refocusing its domestic manufacturing on more advanced pressure measurement products.

     In June 1997, AMETEK completed the acquisition of the Test & Measurement Products division of Technitrol, Inc. Following the acquisition, EIG's Mansfield & Green product line was combined with the Chatillon and Lloyd Instruments product lines to form the Test and Calibration Instruments (T&CI) Division and positioned itself for global expansion in the $800 million force measurement market. T&CI manufactures a comprehensive line of force-measurement and material testing devices in the United States and Europe, including hand-held gauges, electronic instruments, and test stands. It also provides analytical software and support services. T&CI's products are marketed worldwide under the Chatillon, Lloyd, Erichsen, and Davenport brand names through a global network of distributors, sales representatives, and direct sales.

     Heavy-Vehicle Market and Product Line

     Approximately 17% of EIG sales are electronic and electromechanical instruments and instrument panels for heavy vehicles, such as Class 8 heavy trucks. New products, acquisitions, and the addition of construction and agricultural vehicle markets have increased the markets served. The acquisition of privately held Dixson, Inc. in 1995 added to EIG's lead position in the U.S. heavy-truck instrument market and increased market share in other heavy-vehicle instrument segments, including agricultural, construction, and off-road vehicles.

At the time of the acquisition, Dixson added a complementary customer base, a market position in Europe, and product development capabilities in solid-state instruments that primarily monitor engine operating parameters. Demand for these products in 1998 continued to improve from 1997, which saw an upturn from an industry-wide down cycle in 1996. The January 1999 acquisition of the NCC business fits strategically with the custom electronic controls produced by Dixson for heavy-vehicle, foodservice, and industrial markets. NCC is a leading source for stand alone and integrated timing controls for the foodservice industry.

     Chemical and Industrial Markets and Product Line

     The business products include silicas, phenolic resins, and Teflon(R) (a registered trademark of DuPont) polymer products for high-temperature and highly corrosive applications and heat exchangers. Product applications include protective welding curtains and products for the filtering of molten metal. EIG also is a custom compounder of specialty resins and thermoplastics with enhanced properties, such as fire retardance and improved adhesion. Markets include electronics, automotive parts, appliances, and telecommunications.

     Customers

     EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on the EIG's operations. Approximately 21% of EIG's 1998 sales were made to its five largest customers.

MARKETING

     Generally, the Company's marketing efforts are organized and carried out at the group and divisional levels. Given the similarity and technical nature of its many products as well as its significant worldwide market share, EMG conducts most of its domestic and international marketing activities through a direct sales force, and makes some use of sales representatives and distributors both in the U.S. and in other countries.

     EIG makes significant use of distributors and sales representatives in marketing its products. However, its specialized customer base of aircraft and jet engine manufacturers are served primarily by its direct sales engineers.

COMPETITION

     In general, most of the Company's markets are highly competitive. The principal elements of competition for the Company's products are price, product technology, distribution, quality, and service.

     EMG's primary competitors in the U.S. floor-care market are few. Although each competitor has a smaller market share, each is a division or subsidiary of a corporation which possesses resources which are equal to or greater than the Company's. There is potential competition from vertically integrated manufacturers of floor-care products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production. In Europe, competition comes from a small group of large international competitors and numerous small competitors. EMG's specialty metal products business has several specialized product lines that have few competitors. The primary competition is from alternative materials and processes.

     In the markets served by EIG, the Company believes that it is one of the world's largest pressure gauge manufacturers and ranks among the leading U.S. producers of certain measuring and control instruments. It also is one of the leading instrument and sensor suppliers to commercial aviation. Competition is strong and could intensify for certain aerospace products. In the pressure gauge and heavy-vehicle markets served by EIG, only a limited number of companies compete on price and technology. In the process and analytical instruments markets, numerous companies in each specialized market compete on the basis of product quality, performance, and innovation. For EIG's chemical and industrial products, competition mainly comes from producers of substitute materials.

BACKLOG AND SEASONAL VARIATIONS OF BUSINESS

     The Company's approximate backlog of unfilled orders by business segment at the dates specified was as follows:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Electromechanical........................................  $110.6    $119.8    $103.7
Electronic Instruments...................................   113.2     125.4     115.5
                                                           ------    ------    ------
Total....................................................  $223.8    $245.2    $219.2
                                                           ======    ======    ======

     Of the total backlog of unfilled orders at December 31, 1998, approximately 91% are expected to be shipped by December 31, 1999. The Company believes that neither its business as a whole, nor either of its operating segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

RAW MATERIALS

     The Company's business segments obtain raw materials and supplies from a variety of sources, and generally from more than one supplier. However, for EMG, certain items, including various base metals and certain steel components, are available only from a limited number of suppliers. The Company believes its sources and supplies of raw materials are adequate for its needs.

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

     The Company is committed to research, product development, and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development, and engineering costs during the past three years were $42.1 million, $34.8 million, and $35.9 million in 1998, 1997, and 1996 respectively. These amounts included net Company-funded research and development expenses of $23.4 million, $19.5 million, and $17.1 million, respectively. Such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

ENVIRONMENTAL COMPLIANCE

     Information with respect to environmental compliance by the Company is set forth on page 20 of this report in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Environmental Matters."

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

EMPLOYEES

     At December 31, 1998, the Company employed approximately 6,900 individuals in its EMG, EIG and corporate operations, of which approximately 2,700 were covered by collective bargaining agreements.

WORKING CAPITAL PRACTICES

     The Company does not have extraordinary working capital requirements in either of its business segments. Customers generally are billed at normal trade terms which may include extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles and are responsive to the normal delivery requirements of customers.

ITEM 2.  PROPERTIES

     The Company has 39 operating plant facilities in 13 states and eight foreign countries. Of these facilities, 29 are owned by the Company and 10 are leased. The properties owned by the Company consist of approximately 507 acres, of which approximately 3.5 million square feet are under roof. Under lease is a total of approximately 713,000 square feet. The leases expire over a range of years from 1999 to 2012, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan and China provide the Company with additional production capacity through the Company's 50% ownership in a joint venture. The Company's executive offices in Paoli, PA. occupy approximately 34,000 square feet under a lease that will expire in 2002.

     The Company's machinery, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

                                                    NUMBER OF
                                                PLANT FACILITIES     SQUARE FEET UNDER ROOF
                                                -----------------    ----------------------
                                                OWNED     LEASED       OWNED        LEASED
                                                ------    -------    ----------    --------
Electromechanical.............................    14         3       1,706,000     334,000
Electronic Instruments........................    15         7       1,755,000     379,000
                                                  --        --       ---------     -------
          TOTAL...............................    29        10       3,461,000     713,000
                                                  ==        ==       =========     =======

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also listed on the Pacific Exchange, Inc. On February 26, 1999, there were approximately 3,700 record holders of the Company's common stock.

     Market price and dividend information with respect to the Company's common stock are set forth on page 45 in the section of the Notes to the Consolidated Financial Statements entitled "Quarterly Financial Data (Unaudited)." Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA


                                                             1998         1997        1996        1995        1994
                                                            -------     -------     -------     -------     -------
CONSOLIDATED OPERATING RESULTS (YEARS ENDED DECEMBER 31)                (DOLLARS AND SHARES IN MILLIONS
                                                                            EXCEPT PER-SHARE AMOUNTS)
   Net sales ..........................................     $ 927.5     $ 847.8     $ 800.0     $ 781.8     $ 720.7
   Operating income(1) ................................     $  96.4     $  92.0     $  82.8     $  78.7     $  63.6
   Interest expense ...................................     $ (23.7)    $ (18.2)    $ (19.1)    $ (20.2)    $ (21.6)
   Income from continuing operations(1) ...............     $  50.4     $  50.3     $  43.1     $  36.9     $  29.0
   Net income(1)(2) ...................................     $  41.7     $  50.4     $  51.2     $  52.3     $  31.0
   Basic earnings per share:
     Income from continuing operations(1) .............     $  1.55     $  1.53     $  1.32     $  1.10     $  0.78
     Net income(1)(2) .................................     $  1.28     $  1.53     $  1.57     $  1.56     $  0.84
   Diluted earnings per share:
     Income from continuing operations(1) .............     $  1.50     $  1.49     $  1.30     $  1.08     $  0.77
     Net income(1)(2) .................................     $  1.24     $  1.49     $  1.54     $  1.54     $  0.83
   Dividends declared and paid per share ..............     $  0.24     $  0.24     $  0.24     $  0.24     $  0.24
   Average common shares outstanding:
     Basic ............................................        32.7        32.9        32.7        33.4        37.1
     Diluted ..........................................        33.7        33.9        33.3        34.0        37.5
-------------------------------------------------------------------------------------------------------------------
PERFORMANCE MEASURES AND OTHER DATA:
   Operating Data excluding Nonrecurring Charge(3):
     Operating income .................................     $ 104.5     $  92.0     $  82.8     $  78.7     $  63.6
     Operating income -- Return on sales ..............        11.3%       10.8%       10.4%       10.1%        8.8%
     Operating income -- Return on average total assets        16.6%       17.4%       16.8%       16.7%       13.2%
     EBITDA(4) ........................................     $ 146.4     $ 128.0     $ 116.9     $ 111.4     $  99.7
     Ratio of EBITDA to interest expense(4) ...........        6.2x        7.0x        6.1x        5.2x        4.3x
     Income from continuing operations ................     $  55.3     $  50.3     $  43.1     $  36.9     $  29.0
     Diluted earnings per share .......................     $  1.64     $  1.49     $  1.30     $  1.08     $  0.77
   Depreciation and amortization ......................     $  38.4     $  32.9     $  32.7     $  32.8     $  33.8
   Capital expenditures ...............................     $  49.8     $  41.2     $  39.1     $  29.3     $  20.4
   Cash provided by continuing operations .............     $  78.4     $  71.2     $  64.7     $  61.5     $  67.6(5)
   Ratio of earnings to fixed charges .................        3.9x        4.8x        4.0x        3.5x        2.8x
   Net income -- Return on average total capital ......        10.4%       15.8%       16.9%       18.4%        9.9%
              -- Return on average stockholders' equity        25.1%       34.9%       47.3%       65.3%       26.0%
-------------------------------------------------------------------------------------------------------------------
YEAR-END CONSOLIDATED FINANCIAL POSITION
   Current assets .....................................     $ 267.8     $ 248.5     $ 229.3     $ 235.1     $ 233.9
   Current liabilities ................................     $ 233.9     $ 178.7     $ 178.9     $ 205.6     $ 160.9
   Working capital from continuing operations .........     $  33.9     $  69.8     $  50.4     $  29.5     $  73.0
   Property, plant, and equipment .....................     $ 214.4     $ 186.3     $ 174.8     $ 160.2     $ 148.5
   Total assets .......................................     $ 699.8     $ 555.2     $ 528.9     $ 519.6     $ 487.4
   Long-term debt .....................................     $ 227.0     $ 152.3     $ 150.3     $ 150.4     $ 190.3
   Stockholders' equity ...............................     $ 174.0     $ 159.0     $ 129.5     $  87.1     $  73.2
   Stockholders' equity per share .....................     $  5.42     $  4.82     $  3.96     $  2.65     $  2.11
   Total debt as a percent of capitalization ..........        63.7%       51.0%       58.5%       70.4%       73.4%

----------
(1) Amounts in 1998 include a nonrecurring pretax charge for cost reduction initiatives totaling $8.0 million, ($4.8 million after-tax or $.14 per diluted share).

(2) Amounts in 1998 include an extraordinary loss on the early repayment of debt of $8.7 million ($.26 per diluted share). Amounts in 1997 and all preceding years include discontinued operations of the former Water Filtration Business and the former Microfoam division for 1995 and 1994. Net income for 1995 also includes a $2.7 million ($.08 per share) after-tax loss related to debt agreements. Net income for 1994 includes an $11.8 million ($.32 per share) after-tax loss on the early repayment of debt, and an after-tax gain of $3.8 million ($.11 per share) from the effect of a change in accounting for certain marketable securities.

(3) See description of nonrecurring charge in Note 1 above. All amounts are based on continuing operations.

(4) EBITDA represents income from continuing operations before interest, taxes, depreciation and amortization, amortization of deferred financing costs, and nonrecurring items. It should not be considered, however, as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of the Company's overall liquidity as presented in the Company's financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures given by other companies.

(5) Excludes $31.6 million from the effect of a change in accounting for certain marketable securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of the Company's financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes shown in the index on page 23 of this report.

   Presentation Overview

      Following the disposition of its Water Filtration Business in August 1997, AMETEK (the Company) reorganized its businesses from three to two reportable business segments: Electromechanical (EMG) and Electronic Instruments (EIG). This change better reflects the Company's principal emphasis on electromechanical and electronics-related businesses. During the fourth quarter of 1998, the Company adopted the Financial Accounting Standards Board (FASB) Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information". Statement No. 131 established standards for reporting information about operating segments and related disclosure about products and services, geographic areas and major customers. Adoption of Statement No. 131 did not result in a further change in the reportable segments of the Company. When the businesses were re-aligned in 1997, the segments were reviewed for aggregation primarily on the basis of products, production processes, distribution methods and management organizations as required by Statement No. 131. Pursuant to Statement No.131, the Company has modified certain disclosures on business segment reporting included in Note 13 to the financial statements.

   Business Overview

      Overall, 1998 was a challenging yet successful year for the Company. The Company achieved several significant objectives in 1998 and early 1999 including:

      - The completion and integration of the acquisition of the Rotron brushless motor business into EMG in January 1998, and the Western Research process instruments business into EIG in April 1998. In early January 1999, the Company acquired National Controls Corporation (NCC) attaining leadership in instruments for foodservice equipment.

      - The completion of a long-term debt refinancing in July 1998, reducing the Company's total cost of capital, extending its long-term debt maturity at lower interest rates, and obtaining an investment grade rating by the Standards & Poor's rating agency.

      - Improved working capital management through the Company's Operational Excellence program resulting in a reduction in inventory and receivables as a percentage of sales while reducing production cycle times and operating costs.

      - Accelerated cost reduction initiatives to the fourth quarter of 1998 to respond to the challenges of global economic turmoil. Those actions resulted in a pretax nonrecurring charge of $8 million in the fourth quarter of 1998, which is expected to be more than offset by cost savings in 1999.

      - A fifth consecutive year of record sales and double-digit percentage growth in earnings per share from continuing operations, excluding the impact of the nonrecurring charge.

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

   Results of Operations

      The Company achieved record sales for 1998 totaling $927.5 million, an increase of $79.7 million or 9.4% compared with the 1997 total of $847.8 million. The sales increase was due primarily to revenues generated from businesses acquired in 1998 by both operating groups. EMG led the sales increase, benefiting from the January 1998 acquisition of the Rotron brushless motor business. EIG benefited from higher sales from its aerospace products and heavy-vehicle instrument businesses, along with the sales contribution from the Western Research process instruments business acquired in April 1998, and the full-year sales contribution by the Chatillon/Lloyd business acquired in mid-1997. Sales by both segments to foreign markets totaled $345.0 million in 1998, an increase of $25.1 million or 7.8%. Export shipments from the United States in 1998 were $162.6 million, compared with $161.8 million in 1997. Higher export sales of aerospace instruments, primarily to Europe, were offset by lower exports of electric motor products.

      New orders during 1998 were $906.1 million, compared with $873.7 million for 1997, an increase of $32.4 million or 4%. The increase in order input was due to the 1998 acquisitions of the Rotron and Western Research businesses. The backlog of orders was $223.8 million at year-end 1998, a decrease of $21.4 million or 9% from the year-end 1997 total of $245.2 million. The Company experienced some softening in demand for many of its products during the second half of 1998, primarily as a result of global economic uncertainties. Increased pricing pressure from competing motor manufacturers and the continuing economic turmoil in Asia and Russia resulted in lower demand for EMG's floor-care products worldwide. EIG also experienced some slowing in their global markets, although to a lesser extent than EMG. These economic uncertainties, and their potential negative impact on the Company's businesses, has raised some concern about its near-term outlook. However, the Company has initiated actions designed to lower its overall cost structure to respond to the challenges of global competition.

      In the fourth quarter of 1998, the Company committed to a global plan to lower its cost structure. Those initiatives, which are being accelerated, include the transfer of some of EMG's U.S. motor production to a low-cost manufacturing facility in Reynosa, Mexico; the closing and consolidation of certain EMG motor plants in Europe, expanding flow manufacturing and improving supply chain management in EIG; and a workforce reduction. Certain of those actions resulted in a fourth quarter pretax nonrecurring charge of $8 million ($4.8 million after-tax, or $.14 per diluted share). The pretax nonrecurring charges to segments were $5.2 million to EMG, $2.3 million to EIG, and $.5 million to Corporate. The plan is expected to be completed by December 31, 1999, and it is anticipated to result in total savings of approximately $14 million in 1999. Benefits of the cost reduction initiatives are expected to begin in the first quarter of 1999.

      Before the above mentioned nonrecurring charge, segment operating income was $125.7 million in 1998, an increase of $13.1 million or 11.7%, compared with the 1997 total of $112.6 million. The increase was primarily due to the increased sales volume. Segment operating income as a percentage of sales was 13.6% in 1998, compared with 13.3% in 1997. Both segments incurred higher selling expenses in 1998, primarily from the new businesses acquired during the year. Corporate administrative and other expenses for 1998 totaled $21.2 million, a slight increase from the $20.6 million recorded in 1997, though lower as a percentage of sales. Consolidated operating income in 1998 was $104.5 million, an increase of $12.5 million or 13.6% from $92.0 million in 1997.

      Interest expense for 1998 was $23.7 million, an increase of $5.5 million from 1997, resulting from higher average borrowings primarily to fund the acquisitions completed in 1998, partly offset by lower average borrowing rates. Income from continuing operations in 1998 before the nonrecurring charge and an extraordinary charge for the early repayment of debt in the third quarter, reached $55.3 million, or $1.64 per diluted share, an increase of $5.0 million or 10% from $50.3 million, or $1.49 per share in 1997.

      After the nonrecurring charge, segment operating income for 1998 was $118.2 million; corporate administrative and other expenses were $21.8 million, consolidated operating income was $96.4 million, and income from continuing operations was $50.4 million. Net income in 1998 was $41.7 million, or $1.24 per diluted share, which includes $4.8 million or $.14 per share after-tax for the nonrecurring charge, and $8.7 million, or $.26 per share for a third quarter 1998 after-tax extraordinary charge for the early repayment of debt. Net income for 1997 was $50.4 million, or $1.49 per diluted share, and included income from a discontinued operation of $5.1 million or $.15 per share from the Company's former water filtration business, and costs associated with the disposition of that business of $4.9 million or $.15 per share.

      The weighted average shares outstanding during 1998 were 32.7 million shares, compared with 32.9 million shares for 1997. After reflecting the dilutive effect of issued stock options and other stock awards, the weighted average shares outstanding were 33.7 million shares for 1998, compared with 33.9 million shares for 1997.

   Fourth Quarter Results

      Sales for the fourth quarter of 1998 were $206.8 million, compared with $217.1 million for the 1997 fourth quarter. Operating income before the nonrecurring charge was $20.1 million compared with $24.4 million in the fourth quarter of 1997. The lower 1998 fourth quarter results reflects the negative impact of the global economic turmoil on many of the Company's businesses. Income from continuing operations for the 1998 fourth quarter was $11.0 million, or $.33 per diluted share, compared with income of $13.6 million, or $.40 per share in the 1997 fourth quarter. After the nonrecurring charge, 1998 fourth quarter operating income was $12.1 million, and income from continuing operations was $6.1 million, or $.19 per diluted share. The 1998 fourth quarter benefited from a lower effective tax rate due to lower foreign pretax income, which would be taxed at higher rates than in the U.S., and favorable foreign tax adjustments relating to certain prior tax years.

   Operating Segment Results

      The ELECTROMECHANICAL GROUP'S (EMG) sales for 1998 increased $56.1 million or 12.3% to $513.3 million. Sales contributions from acquired businesses accounted for the increase, led by the Rotron, Inc. acquisition completed in January 1998. The full year sales contribution from a German motor business acquired in May 1997 also contributed to the 1998 increase. Partly offsetting these contributions was the absence of 1998 sales from the Group's former domestic HVAC motor business, which was divested in July 1997. Sales in 1998 by EMG's existing motor businesses decreased slightly compared with 1997, reflecting weakness in the Group's worldwide markets for floor-care products, and the transfer of certain production to the Group's motor operation in China. Internationally, the Group's Italian motor operations were negatively impacted by the continuing economic turmoil in Russia and Asia, and rising competition from other motor manufacturers, which more than offset higher sales by the Group's newer motor operations in China and the Czech Republic. Sales in 1998 by EMG's existing North American motor operations also decreased from 1997, primarily due to increased competition.

      Operating income of EMG was $67.7 million in 1998 before the fourth quarter nonrecurring charge, an increase of $5.9 million or 9.5% compared with 1997. The increase was due to the higher sales volume, as 1998 operating income as a percentage of sales was 13.2%, compared with 13.5% for 1997. Higher operating margins generated by the 1998 Rotron acquisition were more than offset by reduced operating efficiencies and pricing pressures in the Group's North American and Italian motor operations resulting from the sales decrease noted above.

      This Group recorded a $5.2 million fourth quarter 1998 nonrecurring charge for the previously mentioned closing of its electric motor plant in Germany, and the consolidation of two motor plants in Italy that serve the floor-care market. The charge also provided for the acceleration of the transfer of some of the Group's U.S. motor production to its low-cost manufacturing facility in Reynosa, Mexico to increase plant utilization in the U.S. and Mexico. The initiatives will also result in lower overall manufacturing costs. After the nonrecurring charge, EMG's operating income for 1998 was $62.5 million.

      The ELECTRONIC INSTRUMENTS GROUP'S (EIG) sales for 1998 totaled $414.2 million, an increase of $23.6 million or 6% from the 1997 total of $390.6 million. The sales increase was due in part to higher sales by the Group's aerospace products and heavy-vehicle instrumentation businesses. The Group also benefited from the sales contributions of acquired businesses, including: the Western Research process instruments business acquired in April 1998, and the full year sales contributions by the Chatillon/Lloyd test and measurement business, and a small Danish process instrument business, both acquired in mid-1997.

      Operating income of EIG was $58.0 million for 1998 before the nonrecurring charge, an increase of $7.2 million or 14.2% from 1997. Group operating income as a percentage of sales was 14.0% for 1998, compared with 13.0% for 1997. In addition to the overall contribution from higher sales, the Group benefited from improved operating efficiencies in the heavy-vehicle instrumentation business resulting from the higher sales volume, as well as a favorable change in product mix in the Group's process instrument businesses.

      EIG recorded a $2.3 million fourth quarter 1998 nonrecurring charge primarily to fund a planned work force reduction directed toward improving production and supply chain management efficiencies. After the 1998 fourth quarter nonrecurring charge, EIG operating income for 1998 was $55.7 million.

      On January 4, 1999, the Company completed the acquisition of National Controls Corporation (NCC), a leading supplier of electronic instruments and controls for foodservice equipment. NCC had 1998 sales of approximately $23 million, and will be included in the EIG group in 1999, where its products fit strategically with similar products manufactured by the Group's Dixson division.

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

      Interest expense and other income net, decreased $2.7 million, or 16.4% to $13.8 million in 1997, mainly due to higher investment income, including gains on the sale of securities in the Company's captive insurance subsidiary, and due to lower interest expense from lower average debt outstanding during 1997.

      The effective tax rate was 35.7% for 1997, essentially unchanged from the 35.1% rate for 1996. Income from continuing operations for 1997 was $50.3 million, or $1.49 per diluted share, an income increase of 16.7% from the $43.1 million, or $1.30 per diluted share earned in 1996.

      Net income for 1997 was $50.4 million, or $1.49 per diluted share, compared with $51.2 million, or $1.54 per diluted share for 1996. Net income in 1997 included $5.1 million, or $.15 per share, of income from the discontinued Water Filtration Business, and a one-time provision of $4.9 million, or $.15 per share for transaction costs resulting from the spin-off and merger of the discontinued business. Net income in 1996 included $8.1 million, or $.24 per share of income from the discontinued operation.

      The weighted average shares outstanding for 1997 were 32.9 million shares, essentially unchanged from the average 32.7 million shares outstanding during 1996. After reflecting the dilutive effect of issued stock options and stock awards, the weighted average shares outstanding for 1997 were 33.9 million shares, compared with 33.3 million shares for 1996.

   Operating Segment Results

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

      In January 1998, the Company completed the acquisition of Rotron, Inc., a manufacturer of advanced brushless, direct-current motors, fans and blowers for aerospace, mass transit, military, and medical applications, from EG&G, Inc. Rotron, which had sales in 1997 of approximately $70 million, was integrated into the EMG Group as the Rotron Technical Motor Division.

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

LIQUIDITY AND CAPITAL RESOURCES

      Working capital at December 31, 1998 amounted to $33.9 million, a decrease of $35.8 million or 51.4% compared with the 1997 year-end total of $69.7 million. The decrease was due mainly to higher short-term borrowings and the current portion of long-term debt at year-end 1998. The higher short-term borrowings were used primarily to fund business acquisitions and repurchases of the Company's common stock in 1998. Operating working capital at year-end 1998 increased from 1997, due to businesses acquired during 1998, and higher working capital requirements. The ratio of current assets to current liabilities at December 31, 1998 was 1.15:1, compared with 1.39:1 at December 31, 1997.

      Cash provided by continuing operations totaled $78.4 million for 1998, compared with $71.2 million for 1997, an increase of $7.2 million or 10.1%. The increase was due primarily to higher non-cash benefits from depreciation and amortization expenses resulting from higher capital additions and intangible assets from businesses acquired during 1998. The increase also reflects accruals for the nonrecurring charges recorded in the fourth quarter of 1998, most of which will require the use of cash by the third quarter of 1999, and will be funded from the Company's operations. Total cash provided by operating activities in 1997 was $71.3 million, and included cash provided by the Company's discontinued water filtration business.

      Cash used for investing activities was $163.5 million for 1998, compared with $70.6 million for 1997. Most of the increase was due to cash outlays for business acquisitions completed during 1998, which totaled $115.4 million. Businesses acquired in 1997 required cash outlays of $39.3 million. Additions to property, plant, and equipment for 1998 totaled $49.8 million, compared with $41.2 million for 1997. Included in 1997 investing activities was $7.3 million in proceeds from the sale of the Company's domestic HVAC motor business.

      Cash provided by financing activities in 1998 totaled $94.2 million, compared with cash used of $2.4 million for 1997. The increase was primarily due to the refinancing of the Company's long-term debt, completed in the third quarter of 1998. The Company issued $225.0 million principal amount of 7.2% Senior Notes, due 2008, and used the proceeds to finance the Company's tender offer to purchase an existing $150 million principal amount of its 9 3/4% Senior Notes due 2004. The noteholders tendered $136.2 million principal amount of the 9 3/4% Senior Notes. The Company also incurred $16.8 million for prepayment premiums on the existing debt and issuance fees and costs related to the new debt.

      Refinancing of the long-term debt provides the Company with greater financial flexibility, primarily through less restrictive covenants. It also extends the Company's long-term debt maturity by four years, at lower interest rates. The notes were rated investment grade by the Standard & Poor's rating agency. In connection with the refinancing, the Company recorded an extraordinary after-tax charge of $8.7 million in the third quarter of 1998 for the early extinguishment of the 9 3/4% Senior Notes.

      Short-term borrowings, net, increased $51.0 million in 1998, and reflects additional bank borrowings to fund the 1998 acquisitions noted previously. Other financing activities in 1998 included: expenditures of $28 million for the repurchase of 1.3 million shares of the Company's common stock, and $7.8 million to pay cash dividends, and the receipt of cash proceeds from employee stock options totaling $4.8 million. Financing activities in 1997 included: expenditures of $7.9 million for dividends, $5.4 million for repurchases of the Company's common stock, and additional short-term net borrowings of $8.1 million, which included borrowings to fund 1997 acquisitions. The Company also transferred $25 million of the Company's short-term debt to Culligan Water Technologies, Inc. in connection with the disposition of the Company's former water filtration business. The Company's short-term borrowings are currently made under a $195 million Bank Credit Agreement, of which $149 million was unused and available at December 31, 1998.

      The stock repurchases noted above are made under an ongoing stock repurchase program. In September 1998, the Company's Board of Directors authorized a new $50 million stock repurchase program, canceling the previous $50 million authorization of which $23 million had been used. As of December 31, 1998, the Company has acquired approximately 13.8 million shares of its common stock at a total cost of $204 million, or an average cost of $14.85 per share since the inception of the stock repurchase program in 1994. Of the $50 million in additional repurchases authorized in September 1998, $38 million was unused at December 31, 1998.

      As a result of all the Company's cash flow activities, cash and cash equivalents and marketable securities of the Company increased $6.9 million since year-end 1997, to $16.9 million at December 31, 1998. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

NEW ACCOUNTING STANDARDS

   Accounting Standards Adopted

      Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement No. 130, "Reporting Comprehensive Income." Adoption of Statement No. 130 expanded the reporting and display of comprehensive income and its components, including its presentation as a separate component in stockholders' equity. Adoption of the statement had no impact on the Company's results of operations, financial position, or cash flows.

      Effective for year-end 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established new standards for reporting information about operating segments and related disclosure. As previously mentioned, adoption of this statement did not result in a change in the Company's reportable segments, and had no effect on the Company's consolidated results of operations, financial position, or cash flows. The Company also adopted FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised previous disclosures regarding the Company's pension and other postretirement benefit plans, but did not affect the measurement or accounting recognition for such plans. Adoption of the statement had no effect on the Company's consolidated results of operations, financial position, or cash flows.

      The new reporting requirements of FASB Statements No. 130, No. 131, and No. 132 are included in the consolidated financial statements and related notes of the Company as shown in the index on page 23 of this report.

   Pending Accounting Standards

      In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for the Company's financial statements beginning in 1999. Adoption of the statement will not have a significant effect on the Company's consolidated results of operations, financial position, and cash flows.

      In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," which provided guidance on the financial reporting for start-up and organization costs. The statement requires costs for start-up activities to be expensed as incurred, and is effective for the Company's financial statements beginning in 1999. Adoption of the statement will have no effect on the Company's consolidated results of operations, financial position, or cash flows.

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement established accounting and reporting standards for derivative financial instruments, and requires recognition of derivatives in the statement of financial position, to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative, and whether it qualifies for hedge accounting. The statement is effective for the Company's financial statements beginning in the year 2000. The Company is currently studying the future effects of adopting the statement, however due to the Company's limited use of derivatives, adoption of the statement is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

INTERNAL REINVESTMENT

   Capital Expenditures

      Capital expenditures were $49.8 million for 1998, compared with $41.2 million for 1997, an increase of $8.6 million or 21%. Approximately 75% of the expenditures in 1998 were for additional equipment to increase production efficiencies and expand capacity, compared with 80% in 1997. The Electromechanical Group recorded most of these expenditures in both 1998 and 1997. The Company's 1999 capital expenditures are expected to decrease significantly from 1998 levels to approximately $30 million, with less spending on capacity expansion and increasing its focus on improving productivity and cost reduction. EMG is expected to incur most of the 1999 expenditures.

   Product Development and Engineering

      Product development and engineering expenses were $42.1 million, compared with $34.8 million for 1997, and $35.9 million for 1996. The 1998 increase was due to the additional expenses incurred by EMG's Rotron acquisition, and higher engineering costs by EIG's aerospace products business. Included in the amounts above are net expenses for research and development of $23.4 million for 1998, $19.5 million for 1997, and $17.1 million for 1996. Such expenditures were directed toward the development and improvement of new and existing products and processes.

ENVIRONMENTAL MATTERS

      The Company is subject to environmental laws and regulations as well as stringent cleanup requirements. It also has been named a potentially responsible party at several sites that are the subject of government-mandated cleanups. Amounts charged to expense for environmental cleanup at those sites and others were approximately $.3 million in 1998, $1.4 million in 1997, and $1.8 million in 1996.

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

MARKET RISK DISCLOSURE

      The Company's primary exposure to market risks include fluctuations in interest rates on its short-term and long-term debt and in foreign currency exchange rates.

      The Company's long-term debt is fixed rate and its short-term debt is variable rate (see Note 5 to the consolidated financial statements for components of the Company's debt).

      The foreign currencies to which the Company has the most significant exchange rate exposure is the Italian lira, and beginning in 1999, the European Euro currency. Exposure to foreign currency rate fluctuation is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturities offset one another. The implementation of the Euro currency in 1999 is not expected to materially affect the Company's operations, or its risk profile, although some customers may require the Company to invoice or pay in Euros rather than the functional currency of the manufacturing entity.

      Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

YEAR 2000 COMPLIANCE

      The "Year 2000 problem" is the result of many existing computer programs written using two digits rather than four digits to define the applicable year. This could result in the failure of such systems to properly distinguish between the year 1900 and the year 2000.

      During 1998, the Company has continued with its program to prepare the Company's business systems, products, and manufacturing processes to address potential Year 2000 problems. The Company's plan consists of assessment, remediation, testing, and implementation with all affected areas being addressed simultaneously. In order to improve access to business information through common integrated computing systems, in 1997, the Company embarked upon a company-wide initiative to replace existing business computer systems in many of its operations. Each of these computer systems are expected to be Year 2000 compliant. Remaining systems will be remediated with computer software and hardware modifications or replacements.

      The Company believes that the vast majority of its products and manufacturing systems do not generate or process date-sensitive information, and therefore, are not directly affected by the Year 2000 problem. The Company has communicated with its significant suppliers, customers, and key business partners in order to determine their Year 2000 compliance, and where risks were identified, it has developed appropriate contingency plans. The Company has assessed the magnitude of its Year 2000 problem and has substantially completed the phases of its compliance plan for approximately 95% of its operations, including its principal foreign operations. The Company expects to complete the plan for all of its products and business systems, and substantially all of its manufacturing processes, by June 30, 1999, and for the remainder of its manufacturing processes by the end of the third quarter of 1999.

      The aggregate costs to address the Year 2000 problem (excluding the cost of business systems that would have been replaced in any event) is not expected to exceed $4 million. Of this amount, approximately $1.7 million was expended in 1998 and charged to expense. Approximately $1.4 million will be expended in 1999, which will complete the cost of the Company's Year 2000 compliance program. No planned significant information system projects have been deferred or delayed to exclusively address the Year 2000 problem.

     If the Company is not able to remediate, properly test, and implement changes to affected systems on a timely basis, or in the event that additional exposures are identified, which are deemed to be significant relative to dependencies on third-party systems because of the Year 2000 problem, some disruption of the Company's normal business operations could result. If significant new exposures are identified, the Company will develop appropriate contingency plans. Although the Company is not currently aware of any such significant exposure, an extended interruption of the Company's ability to conduct business due to a Year 2000 readiness problem could have a material adverse effect on the Company.


FORWARD-LOOKING INFORMATION

     Except for historical information contained herein, certain matters discussed in this Form 10-K are "forward looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause, the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

   - An economic slowdown, or unforeseen price reductions in the Company's global market segments, with adverse effects on profit margins.

   - The Company's ability to achieve cost reduction targets, due in part to varying prices and availability of certain raw materials and semifinished materials and components.

   - Underutilization of the Company's existing factories and plants, or plant expansions or new plants; possibly resulting in production inefficiencies. Higher than anticipated, or unanticipated start-up expenses and production delays at new plants.

   - The unanticipated expenses of divesting businesses, or of assimilating newly-acquired business into the Company's business structure; as well as the impact of unusual expenses from business strategies, asset valuations, acquisitions, divestitures and organizational structures. Acquisition and divestiture strategies may face legal and regulatory delays and other unforeseeable obstacles beyond the Company's control.

   - Unanticipated problems and costs associated with the inability of the Company's suppliers, customers, creditors, financial service organizations, and governmental agencies to implement computer applications accommodating the year 2000, as well as implementation by the Company of computer applications that will accommodate the year 2000.

   - Unpredictable delays or difficulties in the development of key new product programs, and the risk of not recovering major research and development expenses, and/or the risks of major technological shifts away from the Company's technologies and core competencies.

   - A slowing of the growth rate in the U.S. and Europe for electric motor products, and heavy-vehicle instrumentation; as well as a restriction in the ability of heavy-vehicle manufacturers to secure components manufactured by outside suppliers.

   - Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new, or changes in accounting policies and practices and the application of such policies and practices.

   - The effects, in the United States and abroad, of changes in trade practices; monetary and fiscal policies; laws and regulations; other activities of governments, agencies and similar organizations; and social and economic conditions, such as trade restrictions or prohibitions; unforeseen inflationary pressures and monetary fluctuation; import and other charges or taxes; the ability or inability of the Company to obtain, or hedge foreign currencies, foreign currency exchange rates and fluctuation in those rates. This would include extreme currency fluctuations; protectionism and confiscation of assets; nationalizations and unstable governments and legal systems, and intergovernmental disputes.

   The Company believes that it has the product offering, facilities, personnel and competitive and financial resources for continued business success. However, future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information concerning market risk is set forth under the heading "Market Risk Disclosure" in "Management's Analysis of Financial Condition and Results of Operations" on page 21 herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS (ITEM 14(a) 1)                                                           PAGE


Report of Independent Auditors ........................................................................  24

Consolidated Statement of Income for the years ended December 31, 1998, 1997, and 1996 ................  25

Consolidated Balance Sheet at December 31, 1998 and 1997 ..............................................  26

Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996 ..  27

Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997, and 1996 ............  28

Notes to the Consolidated Financial Statements ........................................................  29


FINANCIAL STATEMENT SCHEDULES (ITEM 14(a) 2)

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of AMETEK, Inc.

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Philadelphia, PA                                          /S/  ERNST & YOUNG LLP
January 25, 1999

                                  AMETEK, INC.
                        CONSOLIDATED STATEMENT OF INCOME
           (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER-SHARE AMOUNTS)



                                                                                  YEARS ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                             1998           1997            1996
                                                                           ---------      ---------      ---------

Net sales ............................................................     $ 927,474      $ 847,761      $ 800,011
                                                                           ---------      ---------      ---------
Expenses:
   Cost of sales (excluding depreciation) ............................       711,020        661,578        627,006
   Selling, general and administrative ...............................        82,089         67,058         64,320
   Depreciation ......................................................        29,909         27,170         25,842
   Nonrecurring charge ...............................................         8,020             --             --
                                                                           ---------      ---------      ---------
     Total expenses ..................................................       831,038        755,806        717,168
                                                                           ---------      ---------      ---------
Operating income .....................................................        96,436         91,955         82,843
Other income (expenses):
   Interest expense ..................................................       (23,659)       (18,181)       (19,061)
   Other, net ........................................................         4,581          4,420          2,600
                                                                           ---------      ---------      ---------
Income from continuing operations before income taxes ................        77,358         78,194         66,382
Provision for income taxes ...........................................        26,909         27,930         23,310
                                                                           ---------      ---------      ---------
Income from continuing operations ....................................        50,449         50,264         43,072
Discontinued operations, net of taxes:
   Income from discontinued operation ................................            --          5,092          8,118
   Costs associated with disposition of discontinued operation .......            --         (4,943)            --
                                                                           ---------      ---------      ---------
Income before extraordinary item .....................................        50,449         50,413         51,190
Extraordinary loss on early extinguishment of debt, net of taxes .....        (8,710)            --             --
                                                                           ---------      ---------      ---------
Net income ...........................................................     $  41,739      $  50,413      $  51,190
                                                                           =========      =========      =========
Basic earnings (loss) per share:
   Income from continuing operations .................................     $    1.55      $    1.53      $    1.32
   Discontinued operations:
     Income from discontinued operation ..............................            --            .15            .25
     Costs associated with disposition of discontinued operation ......           --           (.15)            --
                                                                           ---------      ---------      ---------
   Income before extraordinary item ..................................          1.55           1.53           1.57
   Extraordinary loss on early extinguishment of debt ................         (0.27)            --             --
                                                                           ---------      ---------      ---------
   Net income ........................................................     $    1.28      $    1.53      $    1.57
                                                                           =========      =========      =========
Diluted earnings (loss) per share:
   Income from continuing operations .................................     $    1.50      $    1.49      $    1.30
   Discontinued operations:
     Income from discontinued operation ..............................            --            .15            .24
     Costs associated with disposition of discontinued operation .....            --           (.15)            --
                                                                           ---------      ---------      ---------
   Income before extraordinary item ..................................          1.50           1.49           1.54
   Extraordinary loss on early extinguishment of debt ................         (0.26)            --             --
                                                                           ---------      ---------      ---------
   Net income ........................................................     $    1.24      $    1.49      $    1.54
                                                                           =========      =========      =========
Average common shares outstanding:
   Basic shares ......................................................        32,733         32,917         32,671
                                                                           =========      =========      =========
   Diluted shares ....................................................        33,741         33,879         33,308
                                                                           =========      =========      =========


                            See accompanying notes.

                                  AMETEK, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                                                        December 31,
                                                                                  ------------------------
                                                                                     1998          1997
                                                                                  ---------       --------
ASSETS
Current assets:
   Cash and cash equivalents ................................................     $   9,768       $    684
   Marketable securities ....................................................         7,085          9,278
   Receivables, less allowance for possible losses ..........................       139,199        134,662
   Inventories ..............................................................        89,830         85,116
   Deferred income taxes ....................................................        13,542         11,387
   Other current assets .....................................................         8,416          7,342
                                                                                  ---------       --------
          Total current assets ..............................................       267,840        248,469

Property, plant and equipment, net ..........................................       214,411        186,350
Goodwill, net of accumulated amortization ...................................       149,219         51,666
Investments and other assets ................................................        68,355         68,718
                                                                                  ---------       --------
          Total assets ......................................................     $ 699,825      $ 555,203
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current portion of long-term debt ..............     $  78,334      $  13,571
   Accounts payable .........................................................        68,345         75,606
   Income taxes payable .....................................................        14,780         20,562
   Accrued liabilities ......................................................        72,459         68,990
                                                                                  ---------       --------
          Total current liabilities .........................................       233,918        178,729

Long-term debt ..............................................................       226,965        152,293
Deferred income taxes .......................................................        28,141         29,970
Other long-term liabilities .................................................        36,752         35,164

Stockholders' equity:
   Preferred stock, $.01 par value; authorized: 5,000,000 shares;
     none issued.............................................................            --             --
   Common stock, $.01 par value; authorized: 100,000,000 shares; issued:
     1998--33,376,491; 1997--33,233,160 .....................................           334            332
   Capital in excess of par value ...........................................         4,727          3,146
   Retained earnings ........................................................       216,837        182,935
   Accumulated other comprehensive losses ...................................       (20,864)       (21,887)
   Less:  Cost of shares held in treasury: 1998--1,285,351 shares;
     1997--233,000 shares ...................................................       (26,985)        (5,479)
                                                                                  ---------       --------
     Total stockholders' equity .............................................       174,049        159,047
                                                                                  ---------       --------
          Total liabilities and stockholders' equity ........................     $ 699,825      $ 555,203
                                                                                  =========      =========


                            See accompanying notes.

                                  AMETEK, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                            YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------------------
                                                          1998                       1997                           1996
                                              --------------------------    -------------------------    ---------------------------
                                              COMPREHENSIVE   STOCKHOLDERS' COMPREHENSIVE  STOCKHOLDERS' COMPREHENSIVE STOCKHOLDERS'
                                                  INCOME          EQUITY        INCOME         EQUITY      INCOME        EQUITY
                                                ----------       --------    ---------      ---------    ----------  --------------
CAPITAL STOCK
   Preferred Stock, $.01 par value ..........                         $--                         $--                $      --
                                                                ---------                   ---------                 ---------
   Common Stock, $.01 par value
     Balance at the beginning of the year ...                         332                         342                       349
     Shares issued, net of common
     stock retirement .......................                           2                         (10)                       (7)
                                                                ---------                   ---------                 ---------
        Balance at the end of the year ......                         334                         332                       342
                                                                ---------                   ---------                 ---------
CAPITAL IN EXCESS OF PAR VALUE
     Balance at the beginning of the year ...                       3,146                       1,190                       783
     Employee stock option, savings and
       award plans ..........................                       1,581                       4,788                     2,943
     Common stock retirement ................                          --                      (2,832)                   (2,536)
                                                                ---------                   ---------                 ---------
       Balance at the end of the year .......                       4,727                       3,146                     1,190
                                                                ---------                   ---------                 ---------
RETAINED EARNINGS
     Balance at the beginning of the year ...                     182,935                     157,843                   124,503
     Net income .............................    $  41,739         41,739    $  50,413         50,413    $  51,190       51,190
                                                 ---------                   ---------                   ---------
     Cash dividends paid ....................                      (7,837)                     (7,906)                   (7,853)
     Common stock retirement ................                          --                      (7,882)                   (9,997)
     Disposition of Water Filtration Business                          --                      (9,533)                       --
                                                                ---------                   ---------                 ---------
        Balance at the end of the year ......                     216,837                     182,935                   157,843
                                                                ---------                   ---------                 ---------
ACCUMULATED OTHER COMPREHENSIVE LOSSES(1)
   Foreign currency translation:
     Balance at the beginning of the year ...                     (20,246)                    (13,727)                  (15,008)
     Translation adjustments ................        3,969          3,969       (6,519)        (6,519)       1,281        1,281
                                                                ---------                   ---------                 ---------
        Balance at the end of the year ......                     (16,277)                    (20,246)                  (13,727)
                                                                ---------                   ---------                 ---------
   Minimum pension liability adjustment:
     Balance at the beginning of the year ...                      (1,909)                     (2,582)                   (4,384)
     Adjustments during the year ............       (2,103)        (2,103)         673            673        1,802        1,802
                                                                ---------                   ---------                 ---------
        Balance at the end of the year ......                      (4,012)                     (1,909)                   (2,582)
                                                                ---------                   ---------                 ---------
   Valuation adjustments for marketable
     securities and other:
     Balance at the beginning of the year ...                         268                         934                       701
     (Decrease) increase in marketable
        securities(2) .......................       (1,018)        (1,018)        (690)          (690)         233          233
     Other ..................................          175            175           24             24           --           --
                                                 ---------                   ---------                   ---------
        Net change in marketable
          securities and other ..............         (843)                       (666)                        233
                                                 ---------      ---------    ---------      ---------    ---------    ---------
        Balance at the end of the year ......                        (575)                        268                       934
                                                                ---------                   ---------                 ---------
     Total other comprehensive income
        (loss) for the year .................        1,023                      (6,512)                      3,316
                                                 ---------                   ---------                   ---------
     Total comprehensive income for the year     $  42,762                   $  43,901                   $  54,506
                                                 =========                   =========                   =========
     Accumulated other comprehensive loss
        at the end of the year ..............                     (20,864)                    (21,887)                  (15,375)
                                                                ---------                   ---------                 ---------
TREASURY STOCK
     Balance at the beginning of the year ...                      (5,479)                    (14,502)                  (19,885)
     Employee stock option, savings and
        award plans .........................                       6,493                       3,672                     5,383
     Purchase of treasury stock .............                     (27,999)                     (5,375)                       --
     Retirement of treasury stock ...........                          --                      10,726                        --
                                                                ---------                   ---------                 ---------
        Balance at the end of the year ......                     (26,985)                     (5,479)                  (14,502)
                                                                ---------                   ---------                 ---------
          Total Stockholders' Equity ........                   $ 174,049                   $ 159,047                 $ 129,498
                                                                =========                   =========                 =========


(1) Amounts presented are net of tax based on an average effective tax rate of 35%, except for foreign currency translation adjustments, which are presented on a pretax basis.

(2) Includes reclassification adjustment for gains included in net income for 1998, 1997, and 1996 of $1.2 million, $1.3 million, and $.7 million, respectively.



                            See accompanying notes.

                                  AMETEK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                          1998           1997          1996
                                                                       ---------      ---------      ---------
Cash provided by (used for):
Operating activities:
   Income from continuing operations .............................     $  50,449      $  50,264      $  43,072
     Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
     Depreciation and amortization ...............................        38,369         32,866         32,659
     Deferred income taxes .......................................        (1,692)        (2,116)         2,467
     Changes in operating working capital (net of acquisitions):
     Decrease (increase) in receivables ..........................        10,953        (16,567)        (3,590)
     Decrease in inventories and other current assets ............         3,085            421          7,567
     (Decrease) increase in payables, accruals, and income taxes .       (20,657)         9,623         (6,481)
     (Decrease) increase in other long-term liabilities ..........        (3,340)           769         (4,315)
     Other .......................................................         1,219         (4,080)        (6,695)
                                                                       ---------      ---------      ---------
   Cash provided by continuing operations ........................        78,386         71,180         64,684
   Cash provided by discontinued operations ......................            --            160          7,388
                                                                       ---------      ---------      ---------
          Total operating activities .............................        78,386         71,340         72,072
                                                                       ---------      ---------      ---------
Investing activities:
   Additions to property, plant and equipment ....................       (49,841)       (41,156)       (39,076)
   Purchase of businesses ........................................      (115,380)       (39,297)            --
   Proceeds from sale of assets ..................................         4,770         10,948          4,009
   Increase in marketable securities and other ...................        (3,038)        (1,127)        (4,136)
                                                                       ---------      ---------      ---------
          Total investing activities .............................      (163,489)       (70,632)       (39,203)
                                                                       ---------      ---------      ---------
Financing activities:
   Net change in short-term borrowings ...........................        51,023          8,084        (24,357)
   Additional long-term borrowings ...............................       225,000             --             --
   Reduction in long-term borrowings .............................      (136,948)            --             --
   Debt prepayment premium and new debt issuance costs ...........       (16,829)            --             --
   Repurchases of common stock ...................................       (27,999)        (5,375)       (12,540)
   Cash dividends paid ...........................................        (7,837)        (7,906)        (7,853)
   Proceeds from stock options ...................................         4,793          7,091          6,953
   Other .........................................................         2,984         (4,272)           638
                                                                       ---------      ---------      ---------
          Total financing activities .............................        94,187         (2,378)       (37,159)
                                                                       ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents .................         9,084         (1,670)        (4,290)
Cash and cash equivalents:
   Beginning of year .............................................           684          2,354          6,644
                                                                       ---------      ---------      ---------
   End of year ...................................................     $   9,768        $   684      $   2,354
                                                                       =========      =========      =========

                            See accompanying notes.

                                  AMETEK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

    The accompanying consolidated financial statements reflect the operations, financial position and cash flows of AMETEK, Inc. (the "Company"), and include the accounts of the Company and subsidiaries, after elimination of all significant intercompany transactions in consolidation.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.


Cash Equivalents, Securities, and Other Investments

    All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 1998 and 1997, all of the Company's equity securities and fixed income securities (primarily those of a captive insurance subsidiary) are considered available-for-sale. The aggregate market value of such securities at December 31, 1998 and 1997 was: 1998 -- $15.5 million ($16.7 million amortized cost) and 1997 -- $16.7 million (which approximated amortized cost). The Company's other investments are accounted for by the equity method.

Inventories

    Inventories are stated at the lower of cost or market, cost being determined principally by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated net proceeds from sales. The excess of the first-in, first-out (FIFO) method over the LIFO value at December 31, 1998 and 1997 was $36.3 and $34.9 million, respectively.

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

Research and Development

    Company-funded research and development costs are charged to operations as incurred and during the past three years were: 1998 -- $23.4 million, 1997 -- $19.5 million, and 1996 -- $17.1 million.

Earnings Per Share

    The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share reflect the effect of all potentially dilutive securities (primarily outstanding common

                                  AMETEK, Inc.

stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

                                                            WEIGHTED AVERAGE SHARES (IN THOUSANDS):
                                                              1998           1997           1996
                                                            ------          ------         ------
Basic                                                       32,733          32,917         32,671
Stock option and award plans                                 1,008             962            637
                                                            ------          ------         ------
Diluted                                                     33,741          33,879         33,308
                                                            ======          ======        =======


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

Derivative Financial Instruments

    The Company makes limited use of derivative financial instruments to manage interest rate, foreign exchange, and forward contract exposure. The Company does not hold or trade in derivatives for speculative purposes. Interest rate swap and cap agreements are sometimes used to manage the interest rate characteristics of certain outstanding revolving credit loans and long-term debt to a more desirable fixed or variable rate basis, or to limit the Company's exposure to rising interest rates. These swaps and caps are matched with the underlying fixed or variable rate debt, and any periodic cash payments are accrued on a settlement basis and accounted for as adjustments to interest costs. No gains or losses are recorded. In July 1998, the Company settled a short-term interest rate swap transaction related to the refinancing of its long-term debt. There were no other interest rate swap or cap agreements in place during 1998. Foreign currency option contracts, foreign currency exchange contracts, and foreign currency swap agreements may be entered into to mitigate the translation exposure from investments in certain foreign subsidiaries. Realized and unrealized gains and losses from these instruments are recognized when the underlying hedged instrument is settled. Foreign currency forward contracts are entered into to hedge specific firm commitments for certain export sales, thereby minimizing the Company's exposure to foreign currency fluctuation. These contracts are entered into for periods generally not to exceed one year. Unrealized gains and losses from these contracts are deferred and are recognized in operations as the related sales and purchases occur. Realized and unrealized changes in fair value of derivatives designated with items that no longer exist, or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item. There are no carrying amounts related to the above derivative financial instruments in the consolidated balance sheet and the Company had no significant derivatives outstanding at December 31, 1998 and December 31, 1997.

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

                                  AMETEK, Inc.

2. NONRECURRING CHARGE

    Included in the 1998 results of operations is a pretax nonrecurring charge of $8.0 million ($4.8 million after-tax, or $.14 per diluted share) incurred in the fourth quarter of 1998 for costs associated with initiatives the Company has undertaken to lower its cost structure. The initiatives, which have been accelerated in light of global economic uncertainties, include: the closure and consolidation of certain of the Company's Electromechanical Group's (EMG) motor plants in Europe ($2.7 million), the transition of some of EMG's U.S. motor production to a lower cost facility in Reynosa, Mexico ($1.5 million), and other initiatives intended to maximize operating efficiencies in both Groups ($3.8 million). The above initiatives also includes a workforce reduction of nearly five percent of the Company's total workforce. Benefits in 1999 from the lower cost structure are expected to greatly exceed the amount provided in 1998. The cost reduction initiatives are expected to be completed by the end of the third quarter of 1999.

    At December 31, 1998, the Company also had a balance of $7.4 million remaining from $45.1 million restructuring reserve which was established in 1993. The balance consists primarily of a long-term pension obligation which was established under the original restructuring plan.



3.    ACQUISITIONS AND DIVESTITURES

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

    The aggregate purchase price of the 1998 acquisitions was $115.4 million in cash, which was paid at closing, subject to adjustment. As of the closing dates, the Company also recorded liabilities totaling approximately $4 million for certain estimated future pension obligations, and for certain other personnel-related costs associated with the relocation and consolidation of certain operations of Rotron and Western Research.

    In May 1997, the Company purchased for cash the assets of a small German manufacturer of electric motors and fans. In early June 1997, the Company purchased the test and calibration products business of Technitrol, Inc., consisting of two Technitrol subsidiaries, John Chatillon and Sons, Inc., and Lloyd Instruments, Ltd. In July 1997, the Company purchased a privately held Danish manufacturer of temperature sensors and transmitters, and other process instruments; as well as a product line to expand its specialty metal products business. The aggregate cost of the 1997 acquisitions totaled approximately $46 million. Included in the aggregate cost was approximately $2 million of debt assumed, and charges of approximately $3.5 million, for the combination and relocation of certain operating facilities related to the test and calibration products acquisition.

    These acquisitions were accounted for by the purchase method, and, accordingly the results of their operations are included in the Company's consolidated results from their respective dates of acquisition. The estimated goodwill acquired with these businesses is being amortized on a straight-line basis over thirty years. The acquisitions would not have had a material effect on sales or earnings for 1998, 1997, or 1996 had they been made at the beginning of the respective periods.

    On January 4, 1999, the Company acquired all of the outstanding shares of National Controls Corporation ("NCC"), a leading U.S. manufacturer of electronic instruments and controls for foodservice equipment. The purchase price, which is subject to adjustment, was approximately $29 million in cash paid at closing. NCC will be managed as part of the Company's Dixson division in EIG, where the production of computerized controllers and control panels for the foodservice industry is being conducted. The acquisition of NCC will be accounted for under the purchase method of accounting, and accordingly its operating results will be included in the results of the Company beginning in 1999.

                                  AMETEK, INC.

   Divestitures

     On August 1, 1997, the Company completed disposition of its water filtration business, through a merger with Culligan Water Technologies, Inc. The Company's water filtration business consisted of the Plymouth Products Division, a U.S. operation, and three foreign subsidiaries: AMETEK Filters Ltd., a U.K. subsidiary; APIC, S.A., a French subsidiary; and AFIMO, S.A.M., a Monaco subsidiary.

     The Company's financial statements for periods prior to 1997 were restated to report the above mentioned divestiture as discontinued operations. Summary operating results of the discontinued water filtration business for 1997 and 1996, respectively, were: Sales of $44.8 million and $68.7 million, pretax income of $8.0 million and $12.3 million, and net income of $5.1 million and $8.1 million.

     Also reported with the results of the discontinued water filtration business in the accompanying Consolidated Statement of Income, is a third quarter 1997 provision of $4.9 million, net of tax benefits of $1.1 million, for the one-time costs of the spin-off and merger.

     On July 1, 1997, the Company sold its domestic heating, ventilating, and air conditioning (HVAC) motor business. The HVAC business, which was part of EMG, accounted for annual sales of approximately $22 million, with prior operations in Simi Valley, CA, and Tijuana, Mexico.


4.   OTHER BALANCE SHEET INFORMATION

                                                         1998            1997
                                                      ---------       ---------
                                                           (IN THOUSANDS)

INVENTORIES:
   Finished goods and parts ....................      $  22,118       $  19,515
   Work in process .............................         20,554          23,059
   Raw materials and purchased parts ...........         47,158          42,542
                                                      ---------       ---------
                                                      $  89,830       $  85,116
                                                      =========       =========

PROPERTY, PLANT AND EQUIPMENT, at cost:
   Land ........................................      $   9,466       $   9,343
   Buildings ...................................        104,506          95,183
   Machinery and equipment .....................        383,918         338,926
                                                      ---------       ---------
                                                        497,890         443,452
   Less accumulated depreciation ...............       (283,479)       (257,102)
                                                      ---------       ---------
                                                      $ 214,411       $ 186,350
                                                      =========       =========

GOODWILL, at cost: .............................      $ 160,941       $  57,874
   Less accumulated amortization ...............        (11,722)         (6,208)
                                                      ---------       ---------
                                                      $ 149,219       $  51,666
                                                      =========       =========

INVESTMENTS & OTHER ASSETS:
Other intangibles, at cost:
   Patents .....................................      $  21,448       $  21,448
   Other acquired intangibles ..................         47,070          47,145
   Less accumulated amortization ...............        (61,505)        (58,343)
                                                      ---------       ---------
                                                          7,013          10,250
   Investments .................................         37,418          34,833
   Other .......................................         23,924          23,635
                                                      ---------       ---------
                                                      $  68,355       $  68,718
                                                      =========       =========

                                  AMETEK, INC.

                                                         1998            1997
                                                         ----            ----
                                                           (IN THOUSANDS)
ACCRUED LIABILITIES:
   Accrued employee compensation and benefits...       $26,160          $22,693
   Other .......................................        46,299           46,297
                                                       -------          -------
                                                       $72,459          $68,990
                                                       =======          =======



                                                       1998             1997               1996
                                                       ----             ----               ----
                                                                   (IN THOUSANDS)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS
AND NOTES RECEIVABLE:
   Balance at beginning of year ...............       $ 3,932             $5,375           $6,358
   Additions charged to expense ...............           429              1,039              150
   Recoveries credited to allowance ...........            51                 49               38
   Write-offs .................................           (85)            (2,628)          (1,212)
   Currency translation adjustment and other              253                 97               41
                                                      -------             ------           ------
   Balance at end of year .....................       $ 4,580             $3,932           $5,375
                                                      =======             ======           ======


NOTE 5.    LONG-TERM DEBT

At December 31, 1998 and 1997, long-term debt consisted of the following:

                                              December 31,
                                        1998                1997
                                        ----                ----
                                           (IN THOUSANDS)
9 3/4% Senior Notes due 2004...      $  13,802           $ 150,000
7.20% Senior Notes due 2008....        225,000                  --
Other .........................          2,178               2,928
                                     ---------           ---------
                                       240,980             152,928
Less: current portion .........        (14,015)               (635)
                                     ---------           ---------
   Total long-term debt .......      $ 226,965           $ 152,293
                                     =========           =========

         Annual future payments required by the terms of the long-term debt for the next five years are not significant. On July 17, 1998, the Company completed the refinancing of its $150 million principal amount of 9 3/4% Senior Notes due March 15, 2004 (the "Old Notes") through a tender offer. The Company issued, through a private placement, $225 million principal amount of 7.2% Senior Notes (the "New Notes") due July 15, 2008. The New Notes were priced at a discount to yield 7.241% to maturity. The net cash proceeds from issuance of the New Notes were used to: purchase $136.2 million principal amount of the Old Notes tendered by noteholders, repay outstanding bank borrowings, and pay fees and expenses related to the offering of the New Notes and the tender offer. Under the call provision of the Old Notes, the Company intends to purchase the remaining $13.8 million outstanding in March, 1999. On September 30, 1998, the Company completed a public exchange offer for all the New Notes, whereby the previously unregistered New Notes were exchanged for registered notes with essentially the same terms and conditions that were applicable to the unregistered notes.

         In connection with the early retirement of $136.2 million of the Old Notes noted above, an extraordinary after-tax charge of $8.7 million, or $.26 per diluted share was recorded in July of 1998, net of tax benefits totaling $5.1 million.

\                                  AMETEK, INC.

         The Company has a $195 million revolving Bank Credit Agreement that matures in 2002. Interest rates on outstanding loans under the Bank Credit Agreement are based on the London Interbank Offered Rate (LIBOR), plus a negotiated spread over LIBOR, or at the U.S. prime rate. At December 31, 1998, the Company had $46 million in revolving credit loans outstanding at a blended rate of 5.4%, all of which is included in short-term borrowings at year-end. The Bank Credit Agreement was amended in 1997 to allow, among other things, the easing of certain restrictive covenants regarding acquisitions, and to permit reacquired shares of the Company's common stock to be retained in treasury or retired at the Company's election.

         The Bank Credit Agreement also places certain restrictions on cash payments, including the payment of dividends. At December 31, 1998, retained earnings of approximately $8.7 million were not subject to the dividend limitation.

         Foreign subsidiaries of the Company had lines of credit with European banks of approximately $19.2 million, of which $18.3 million was outstanding at December 31, 1998, and is included in short-term borrowings. The weighted average interest rate on short-term borrowings outstanding at December 31, 1998 was 5.8%. The Company also had outstanding letters of credit totaling $13.4 million at December 31, 1998.

6. STOCKHOLDERS' EQUITY

         In September 1998, the Company announced a new $50 million stock repurchase authorization, and rescinded the unused portion of the previous $50 million program, of which approximately $23 million had been used. During 1998, the Company repurchased 1.3 million shares of its common stock, under all authorizations, at a total cost of $28 million. From the inception of the stock repurchase program in 1994 to year-end 1998, approximately 13.8 million shares, or about one-third of the shares then outstanding, have been repurchased at a total cost of $204.4 million. At December 31, 1998, approximately $38 million of the new $50 million authorization was unexpended.

         As a result of the Merger of the Company's Water Filtration Business into Culligan Water Technologies, Inc., in July 1997, the Company incurred a net charge to stockholders' equity of approximately $8.0 million for the disposal of that business. In connection with the Merger, shareholders received a distribution of shares of post merger AMETEK's common stock in exchange for their shares of pre merger AMETEK's common stock, on a one-for-one basis (the "Spin-off"). All shares of pre merger AMETEK stock held in treasury on that date were canceled and returned to authorized but unissued shares, as then required by the Company's debt agreements. In the fourth quarter of 1997, the Company's debt agreements were amended to permit repurchases of the Company's stock to be held in its treasury, or be retired at the discretion of the Company. At December 31, 1998, the company held approximately 1.3 million shares in its treasury at a cost of $27 million, compared with 233,000 shares at a cost of $5.5 million at the end of 1997. The number of shares outstanding at December 31, 1998 were approximately 32.1 million shares, compared with 33 million shares at year-end 1997.

                                  AMETEK, INC.

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

7. STOCK OPTION AND AWARD PLANS

         In 1997 the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"), which replaced all of the Company's previously existing stock award plans. The 1997 plan provided for the grant of up to 3.8 million shares of common stock to eligible employees and nonemployee directors of the Company in the form of options, phantom stock awards, restricted stock awards and stock rights.

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

         In 1998 the Company reserved an additional 9,000 shares, net of share adjustments for terminations, under a Supplemental Executive Retirement Plan ("SERP"), which was approved in May 1997, bringing the total number of shares reserved to 62,000 shares. Charges to expense under the SERP are considered pension expense (see Note 10), with the offsetting credit reflected in stockholders' equity.

         At December 31, 1998, 3,220,018 (3,698,273 in 1997) shares of common stock were reserved for grant under the 1997 Plan. The options are exercisable at prices not less than market prices on dates of grant, and in installments over four-to-ten-year periods from dates of grant. The Company had no stock appreciation rights outstanding at December 31, 1998. The amount outstanding at year-end 1997 was not significant. Such rights, when issued, are exercisable for cash and/or shares of the Company's common stock when the related option is exercised. A charge to income, not significant in amount, is made for these rights and certain related options.

         Upon completion of the 1997 spin-off of the Company's former water filtration business, all options outstanding at that time were amended by adjusting the exercise price and the number of shares to maintain each option's inherent economic value, the per-share ratio between the market price of the Company's common stock and the exercise price of the option, and the vesting and term provisions of the option that existed prior to the spin-off.

                                  AMETEK, INC.

         A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                       1998                                  1997                             1996
                                                 PRICE                              PRICE                               PRICE
                              SHARES             RANGE             SHARES           RANGE            SHARES             RANGE
                              ------             -----             ------           -----            ------             -----
Outstanding at
   beginning of year .....   2,601,564       $ 9.73-$23.78       2,767,302      $11.69-$19.56       2,714,540       $11.69-$17.69
Granted ..................     593,600       $25.69-$30.34          46,500      $18.10-$23.78         705,150       $17.38-$19.56
Options issued in
   conversion for Spin-
   off and Merger* .......          --                  --         464,812      $ 9.73-$18.10              --                  --
Exercised ................    (417,653)      $ 9.73-$18.10        (552,737)     $ 9.73-$17.69        (603,975)      $11.69-$17.50
Canceled .................     (90,480)      $11.60-$28.63        (124,313)     $11.60-$19.19         (48,413)      $12.19-$19.19
                             -----------     ---------------     ---------      -------------       ---------       -------------
Outstanding at
   end of year ...........   2,687,031**     $10.92-$30.34**     2,601,564      $ 9.73-$23.78       2,767,302       $11.69-$19.56
                             ===========     ==============      =========      =============       =========       =============
Exercisable at
   end of year ...........   1,570,966**     $10.92-$23.78**     1,421,506      $ 9.73-$15.97       1,154,663       $11.69-$17.69
                             ===========     ==============      =========      =============       =========       =============


* Shares added and prices adjusted to reflect conversion of the Company's stock price for completion of the Spin-off and Merger of its former Water Filtration Business on August 1, 1997.

** Expiring from 1999 through 2007. Of the 2,687,031 options issued and outstanding at December 31, 1998, 2,075,231 options had exercise prices from $10.92 to $18.10 per share, of which 1,565,841 options were exercisable at year end 1998. The remaining 611,800 options outstanding had exercise prices between $18.11 and $30.34 per share.

         The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had compensation expense for such plans been determined in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation pro forma net income and related per share amounts for the years ended December 31, 1998, 1997, and 1996 would have been as follows:


                                                                    1998          1997         1996
                                                                    ----          ----         ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
            As reported ......................................     $41,739       $50,413      $51,190
            Pro forma ........................................      40,120        49,217       50,318
Net income per share:
            Basic:
               As reported ...................................     $  1.28       $  1.53      $  1.57
               Pro forma .....................................        1.23          1.50         1.54
            Diluted:
               As reported ...................................        1.24          1.49         1.54
               Pro forma .....................................        1.23          1.48         1.54

                                  AMETEK, Inc.

         The weighted average fair value of each option grant on the grant date was $8.41 for 1998, $5.68 for 1997, and $4.98 for 1996. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the last three years.


                                     1998            1997           1996
                                     ----            ----           ----
Expected life (years) .              5.0             5.0             5.0
Expected volatility ...             24.5%           23.6%           22.8%
Dividend yield ........              0.8%            1.1%            1.4%
Risk-free interest rate              4.79%           5.71%           5.94%

8.   LEASES

         Minimum aggregate rental commitments under noncancelable leases in effect at December 31, 1998 (principally for production and administrative facilities and equipment) amounted to $18.5 million consisting of annual payments of $3.7 million in 1999, $3.1 million in 2000, $2.5 million in 2001, and decreasing amounts thereafter. Rental expense was $6.7 million in 1998, $5.8 million in 1997 and $5.5 million in 1996.

9. INCOME TAXES

         The components of income from continuing operations before income taxes and the details of the provision for income taxes are as follows:


                                         1998      1997      1996
                                       --------  -------   --------
                                             (In thousands)
Income from continuing operations
 before income taxes:
   Domestic .......................     $69,072   $65,398   $59,275
   Foreign ........................       8,286    12,796     7,107
                                        -------   -------   -------
     Total.........................     $77,358   $78,194   $66,382
                                        =======   =======   =======
Provision for income taxes:
 Current:
   Federal.........................     $23,965   $18,753   $16,028
   Foreign.........................       2,335     7,488     2,564
   State...........................       3,849     3,763     2,283
                                        -------   -------   -------
     Total current.................      30,149    30,004    20,875
                                        -------   -------   -------
Deferred:
  Federal..........................      (2,148)     (410)      247
  Foreign..........................        (807)   (1,172)    1,495
  State............................        (285)     (492)      693
                                        -------   -------   -------
    Total deferred.................      (3,240)   (2,074)    2,435
                                        -------   -------   -------
    Total provision................     $26,909   $27,930   $23,310
                                        =======   =======   =======

                                  AMETEK, INC.

         Significant components of the Company's deferred tax (asset) liability as of December 31 are as follows:


                                                       1998               1997
                                                       ----               ----
                                                           (IN THOUSANDS)
Current deferred tax asset:
   Reserves not currently deductible .....          $(10,074)          $ (9,365)
   Other .................................            (3,468)            (2,022)
                                                    --------           --------
     Net current deferred tax asset ......           (13,542)           (11,387)
                                                    --------           --------
Noncurrent deferred tax (asset) liability:
   Differences in basis of property and
     accelerated depreciation ............            15,460             19,960
   Purchased tax benefits ................             8,346              9,256
   Reserves not currently deductible .....            (9,616)           (10,092)
   Other .................................            13,951             10,846
                                                    --------           --------
     Noncurrent deferred tax liability ...            28,141             29,970
                                                    --------           --------
     Net deferred tax liability ..........          $ 14,599           $ 18,583
                                                    ========           ========


         The effective rate of the provision for income taxes reconciles to the statutory rate as follows:


                                                                 1998            1997            1996
                                                                 ----            ----            ----
Statutory rate ......................................            35.0%           35.0%           35.0%
State income taxes, net of federal income tax benefit             3.0             2.7             2.9
Foreign Sales Corporation ...........................            (3.7)           (3.2)           (3.1)
Differences between U.S. and foreign tax rates ......             1.6             2.7             1.6
Goodwill amortization ...............................             1.4              .1              .1
Other* ..............................................            (2.5)           (1.6)           (1.4)
                                                                 ----            ----            ----
                                                                 34.8%           35.7%           35.1%
                                                                 ====            ====            ====


         Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $44.0 million at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. deferred taxes has been made. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable.


-------------------

* Includes favorable U.S. and foreign tax adjustments relating to prior years.

                                  AMETEK, INC.

NOTE 10.  RETIREMENT AND PENSION PLANS

         The Company maintains noncontributory defined benefit pension plans. Benefits for eligible U.S. salaried and hourly employees are funded through trusts established in conjunction with the plans. The Company's funding policy with respects to its defined benefit plans is to contribute amounts that provide for benefits in accordance with the funding requirements of federal law and regulations. Assets of these plans are invested in a variety of marketable equity and debt instruments and in pooled temporary funds, as well as the Company's common stock, the investment of which is not material to total plan assets.

         Effective January 1, 1997, the Company adopted a defined contribution retirement feature in its retirement and savings plan to principally cover its U.S. salaried employees who join the Company after December 31, 1996. Under this retirement feature, the Company makes contributions for eligible employees based on a pre-established percentage of the covered employee's salary. Employees of certain of the Company's foreign operations participate in various local plans that in the aggregate are not significant.

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

         The following table provides a reconciliation of the changes in benefit obligations and fair value of plan assets for the defined benefit plans for 1998 and 1997:


                                                                   1998               1997
                                                                   ----               ----
                                                                        (IN THOUSANDS)
Change in benefit obligation
    Net benefit obligation at beginning of period ......         $ 252,226           $ 227,567
    Service cost ......................................              6,498               5,946
    Interest cost .....................................             17,732              17,069
    Plan amendments ...................................                324                 166
    Actuarial loss ....................................              1,669              17,174
    Benefits paid ......................................           (15,441)            (15,696)
                                                                 ---------           ---------
                 Net benefit obligation at end of period         $ 263,008           $ 252,226
                                                                 =========           =========
Change in plan assets
    Fair value of plan assets at beginning of period ..          $ 268,447           $ 224,587
    Actual return on plan assets ......................              5,041              55,141
    Employer contributions ............................              7,634               4,415
    Benefits paid ......................................           (15,441)            (15,696)
                                                                 ---------           ---------
                 Fair value of plan assets at end of
                   period .............................          $ 265,681           $ 268,447
                                                                 =========           =========

         The benefit obligation and plan assets shown in the table above were determined as of an October 1 measurement date. As of December 31, 1998 and 1997, plan assets were $298,224,000 and $267,035,000 respectively. The benefit obligation at December 31, 1998 and 1997 was not significantly different from the amounts shown above.

         Included in the amounts above were plans with the benefit obligation in excess of plan assets for which the projected benefit obligation totaled $39.2 million and $34.1 million, the accumulated benefit obligation totaled $38.1 million, and $34.1 million, and plan assets were $31.7 million and $27.8 million, for 1998 and 1997, respectively.

                                  AMETEK, INC.

         The following table provides the amounts recognized in the consolidated balance sheets at December 31, 1998 and 1997:


                                                      1998                1997
                                                      ----                ----
                                                          (IN THOUSANDS)
Funded status asset (liability)
    Funded status at December 31 .........          $  2,672           $ 16,222
    Unrecognized net actuarial (gain) loss            10,550            (10,365)
    Unrecognized prior service cost ......             3,319              4,496
    Unrecognized net transition asset ....            (2,053)            (2,574)
                                                    --------           --------
     Net amount recognized at December 31.          $ 14,488           $  7,779
                                                    ========           ========

Balance sheet asset (liability)
    Prepaid benefit cost .................          $ 19,723           $ 15,551
    Accrued benefit liability ............            (5,235)            (7,772)
    Additional minimum liability .........            (8,407)            (6,001)
    Intangible asset .....................             2,234              3,064
    Accumulated other comprehensive income
    (before deferred tax benefit) ........             6,173              2,937
                                                    --------           --------
  Net amount recognized at December 31 ...          $ 14,488           $  7,779
                                                    ========           ========


         The following table provides the components of net periodic pension cost charged to income for the three years ended December 31, 1998:


                                                              1998                1997              1996
                                                              ----                ----              ----
                                                                           (IN THOUSANDS)
Defined benefit plans:
 Service cost for benefits earned during the period         $  6,498           $  5,945           $  6,093
 Interest cost on projected benefit obligation ...            17,732             17,069             15,978
 Expected return on plan assets ..................           (24,288)           (20,239)           (18,423)
 Net amortization ................................               233                335                454
                                                            --------           --------           --------
  Net pension cost ................................              175              3,110              4,102
Other plans:
 Defined contribution plan .......................             1,747                250                 --
 Supplemental retirement plans ...................               301              1,136                 88
 Foreign plans and other .........................             1,234                510                325
                                                            --------           --------           --------
  Total other plans ...............................            3,282              1,896                413
                                                            --------           --------           --------
    Total net pension cost ..........................       $  3,457           $  5,006           $  4,515
                                                            ========           ========           ========


         Assumptions used in accounting for the defined benefit plans as of December 31 of each year were:


                                                                       1998        1997       1996
                                                                       ----        ----       ----
Discount rate used in determining present values .................     7.00%       7.25%      7.75%
Annual rate of increase in future compensation levels ............     4.25%       4.50%      5.00%
Expected long-term rate of return on plan assets .................     9.25%       9.25%      9.25%


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

                                  AMETEK, INC.

11.  FINANCIAL INSTRUMENTS


         AMETEK makes limited use of derivative financial instruments, and does not use them for trading purposes. Such instruments are generally used to manage well-defined interest rate risks and to hedge firm commitments related to certain export sales denominated in a foreign currency.

         Interest rate swap and cap agreements are used to reduce the potential impact of increases in interest rates on AMETEK's borrowings. Accordingly, AMETEK may enter into these agreements to effectively convert floating-rate loans to fixed-rate loans and to cap certain interest rates that are indexed to LIBOR rates to reduce the risk from rising interest rates. In 1998, AMETEK was a party to one such interest rate swap transaction related to its long-term debt refinancing in July 1998. Upon early termination of that transaction, the Company paid $3.0 million to the counterparty, which has been deferred and is being amortized to interest expense over the maturity of the underlying debt. In 1997, the Company had an interest rate swap and cap agreement which expired in May 1997. Both the swap and the cap agreements had a notional amount of $19.4 million.

         Cross currency and interest rate agreements are in effect to hedge a portion of the Company's net investment in certain foreign subsidiaries. At December 31, 1998 and 1997, the Company was party to one such agreement, whereby the Company agreed to swap British pounds for an equivalent amount of U.S. dollars totaling $3.8 million. The agreement provides for the Company to make a fixed interest rate payment while receiving interest at floating rates. The currency swap agreement expires in August 1999. The fair value of this agreement at December 31, 1998 and 1997 was not significant.

         Forward currency contracts are entered into to hedge certain firm export sales commitments denominated in foreign currencies, primarily German marks. The purpose of such hedging activities is to protect the Company from the risk that the eventual net cash dollar inflows and outflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. At December 31, 1998 the Company was not party to any forward currency contracts. At December 31, 1997, the notional value of such contracts was not significant. The terms of the currency contracts are dependent on the firm commitment and generally do not exceed one year. Deferred gains and losses on such contracts, which are not significant, are recognized in operations as the related sales and purchases occurred.

         The estimated fair values of the Company's other financial instruments are compared below to the recorded amounts at December 31, 1998 and 1997. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 1998 and 1997 in the accompanying balance sheet.


                                                                        ASSET (LIABILITY)
                                                            DECEMBER 31, 1998              DECEMBER 31, 1997
                                                         RECORDED        FAIR          RECORDED          FAIR
                                                          AMOUNT         VALUE          AMOUNT           VALUE
                                                          ------         -----          ------           -----
                                                                             (In thousands)
Fixed income and equity investments ................    $  37,418      $  37,418      $  34,833       $  34,833
Short-term borrowings ..............................    $ (64,319)     $ (64,319)     $ (12,936)      $ (12,936)
Long-term debt (including current portion) .........    $(240,980)     $(242,000)     $(152,928)      $(163,000)


         The fair values of fixed income investments are based on quoted market prices. The fair value of equity investments are based on amounts reported by the investee. The fair value of short-term borrowings is based on the carrying value at year end. The fair value of the Company's long-term debt, which consists primarily of publicly traded notes, is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of forward currency contracts, which are not reflected in the financial statements, is based on quoted market prices for comparable contracts, and is not significant.

                                  AMETEK, INC.

12.    ADDITIONAL INCOME STATEMENT AND CASH FLOW INFORMATION

         Included in other income is interest and other investment income of $4.6 million, $6.1 million, and $4.7 million for 1998, 1997, and 1996 respectively. Income taxes paid in 1998, 1997, and 1996 were $25.6 million, $24.2 million, and $22.9 million respectively. Cash paid for interest in 1998 was $26.3 million, and included $6.6 million for unamortized debt issuance costs related to the Company's 7.20% Senior Notes due 2008 issued in July, 1998. These unamortized costs are included as other assets at December 31, 1998, and are being amortized to interest expense over the life of the 7.20% Senior Notes. Cash paid for interest in 1997 and 1996 approximated interest expense.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     Descriptive Information About Reportable Segments

         The Company has two reportable segments, the Electromechanical Group and the Electronic Instruments Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

         The Electromechanical Group (EMG) produces air-moving electric motors and motor-blower systems for manufacturers of floor-care appliances and outdoor power equipment, fractional horsepower and brushless air-moving motors for aerospace, military, mass transit, medical equipment, computer and business machine applications. The Group also produces high-purity metal powders and alloys in powder, strip, and wire form for electronic components, aircraft and automotive products. Sales of fractional horsepower electric motors and blowers represented 47.8% in 1998, 45.9% in 1997, and 47.0% in 1996 of the Company's consolidated net sales.

         The Electronic Instruments Group (EIG) produces instrumentation for various electronic applications that service certain types of transportation industries, including aircraft cockpit instruments and displays, airborne electronics systems that monitor and record flight and engine data, and pressure-temperature-flow and liquid-level sensors for commercial airlines and aircraft and jet engine manufacturers. The Group also produces instruments and complete instrument panels for heavy truck manufacturers and heavy construction and agricultural vehicles, as well as instruments for foodservice equipment, and measurement and monitoring instrumentation for various process industries. To a lesser degree, the Group also manufacturers high-temperature-resistant and corrosion-resistant materials, as well as thermoplastic compounds for automotive, appliance, and telecommunications applications.

     Measurement of Segment Results

         Segment operating income represents sales, less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include allocations of interest expense. Net sales by segment are reported after elimination of intra- and inter-segment sales, which are insignificant in amount. Such sales are generally based on prevailing market prices. Reported segment assets include allocations directly related to the segment's operations. Corporate assets consist primarily of investments, insurance deposits, and deferred taxes.

                                  AMETEK, INC.

REPORTABLE SEGMENT FINANCIAL INFORMATION

                                                                                   In thousands
                                                                  -------------------------------------------------
                                                                    1998                 1997              1996
                                                                    ----                 ----              ----
Net sales:
   Electromechanical ...................................          $ 513,272           $ 457,170           $ 446,433
   Electronic Instruments ..............................            414,202             390,591             353,578
                                                                  ---------           ---------           ---------
          Total Consolidated ...........................          $ 927,474           $ 847,761           $ 800,011
                                                                  =========           =========           =========
Operating income and income before income taxes(1):
   Operating income:
   Electromechanical ...................................          $  62,511           $  61,832           $  59,509
   Electronic Instruments ..............................             55,703              50,769              44,386
                                                                  ---------           ---------           ---------
          Total segments operating income ..............            118,214             112,601             103,895
   Corporate administrative and other expenses .........            (21,778)            (20,646)            (21,052)
                                                                  ---------           ---------           ---------
   Consolidated operating income .......................             96,436              91,955              82,843
   Interest and other expenses, net ....................            (19,078)            (13,761)            (16,461)
                                                                  ---------           ---------           ---------
          Consolidated income from continuing operations
             before income taxes .......................          $  77,358           $  78,194           $  66,382
                                                                  =========           =========           =========
Assets:
   Electromechanical ...................................          $ 375,985           $ 245,631           $ 244,545
   Electronic Instruments ..............................            244,509             238,275             185,711
                                                                  ---------           ---------           ---------
          Total segments ...............................            620,494             483,906             430,256
   Corporate ...........................................             79,331              71,297              68,912
                                                                  ---------           ---------           ---------
          Total continuing operations ..................            699,825             555,203             499,168
   Net assets of discontinued operations ...............                 --                  --              29,707
                                                                  ---------           ---------           ---------
          Total Consolidated ...........................          $ 699,825           $ 555,203           $ 528,875
                                                                  =========           =========           =========
Additions to property, plant and equipment(2):
   Electromechanical ...................................          $  40,198           $  29,485           $  30,633
   Electronic Instruments ..............................             11,580              18,265               8,149
                                                                  ---------           ---------           ---------
          Total segments ...............................             51,778              47,750              38,782
   Corporate ...........................................              3,634               2,149                 294
                                                                  ---------           ---------           ---------
          Total Consolidated ...........................          $  55,412           $  49,899           $  39,076
                                                                  =========           =========           =========

Depreciation and amortization:
   Electromechanical ...................................          $  22,761           $  17,564           $  16,304
   Electronic Instruments ..............................             15,188              14,992              16,097
                                                                  ---------           ---------           ---------
          Total segments ...............................             37,949              32,556              32,401
   Corporate ...........................................                420                 310                 258
                                                                  ---------           ---------           ---------
         Total Consolidated ............................          $  38,369           $  32,866           $  32,659
                                                                  =========           =========           =========

(1) Amounts in 1998 include a nonrecurring charge for cost reduction initiatives totaling $8.0 million pretax, consisting of $5.2 million in the Electromechanical segment, $2.3 million in the Electronic Instruments segment, and $.5 million in Corporate.

(2) Includes $5.6 million in 1998, and $8.7 million in 1997 from acquired businesses.

                                  AMETEK, INC.

GEOGRAPHIC AREAS

Information about the Company's operations in different geographic areas for the years ended December 31, 1998, 1997, and 1996 is shown below. Net sales were attributed to geographic areas based on the location of the customer, accordingly, U.S. export sales are reported in international sales.


                                                                      (IN  THOUSANDS)
                                                         1998              1997             1996
                                                         ----              ----             ----
Net sales:
   United States ............................          $582,494          $527,880          $525,752
                                                       --------          --------          --------
   International (a):
      European Monetary Union ...............           147,300           134,538           130,728
      Asia ..................................            60,693            62,363            45,020
      Other foreign countries ...............           136,987           122,980            98,511
                                                       --------          --------          --------
        Total international .................           344,980           319,881           274,259
                                                       --------          --------          --------
        Total Consolidated ..................          $927,474          $847,761          $800,011
                                                       ========          ========          ========

Long-lived assets from continuing operations:
   United States ............................          $283,161          $180,886          $154,321
                                                       --------          --------          --------
   International (b):
      European Monetary Union ...............            72,081            57,334            60,977
      Asia ..................................             4,675             3,349             3,077
      Other foreign countries ...............            17,791            15,274             3,972
                                                       --------          --------          --------
        Total international .................            94,547            75,957            68,026
                                                       --------          --------          --------
        Total Consolidated ..................          $377,708          $256,843          $222,347
                                                       ========          ========          ========

(a) Includes U.S. export sales of $162.6 million in 1998, $161.8 million in 1997, and $141.3 million in 1996.

(b) Represents long-lived assets of foreign-based operations only.

                                  AMETEK, INC.

NOTE 14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                         FIRST        SECOND        THIRD         FOURTH         TOTAL
                                                        QUARTER       QUARTER       QUARTER*      QUARTER**      YEAR
                                                        -------       -------       --------      ---------      ----
1998
Net sales ..........................................    $241,958      $246,097      $232,593      $206,826      $927,474
Operating income ...................................    $ 28,593      $ 28,759      $ 26,976      $ 12,108      $ 96,436
Income from continuing operations ..................    $ 14,884      $ 15,389      $ 14,050      $  6,126      $ 50,449
Net income .........................................    $ 14,884      $ 15,389      $  5,340      $  6,126      $ 41,739
Basic earnings per share(a):
  Income from continuing operations ................    $    .45      $    .47      $    .43      $    .19      $   1.55
  Net income .......................................    $    .45      $    .47      $    .16      $    .19      $   1.28
Diluted earnings per share(a):
  Income from continuing operations ................    $    .44      $    .45      $    .42      $    .19      $   1.50
  Net income .......................................    $    .44      $    .45      $    .16      $    .19      $   1.24
Dividends paid per share ...........................    $    .06      $    .06      $    .06      $    .06      $    .24
Common stock trading range(b):
   High ............................................    29 15/16        31 3/8       31 1/16       22 5/16        31 3/8
   Low .............................................    25 3/8          27 5/8       15 3/4        16 7/16        15 3/4

1997
Net sales ..........................................    $202,455      $216,047      $212,149      $217,110      $847,761
Operating income ...................................    $ 21,818      $ 22,659      $ 23,110      $ 24,368      $ 91,955
Income from continuing operations ..................    $ 11,593      $ 12,189      $ 12,874      $ 13,608      $ 50,264
Net income .........................................    $ 13,666      $ 14,759      $  8,380      $ 13,608      $ 50,413(c)
Basic earnings per share(a):
  Income from continuing operations ................    $    .36      $    .37      $    .39      $    .41      $   1.53
  Net income .......................................    $    .42      $    .45      $    .25      $    .41      $   1.53(c)
Diluted earnings per share(a):
  Income from continuing operations ................    $    .35      $    .36      $    .38      $    .40      $   1.49
  Net income .......................................    $    .41      $    .44      $    .24      $    .40      $   1.49(c)
Dividends paid per share ...........................    $    .06      $    .06      $    .06      $    .06      $    .24
Common stock trading range(b):
   High ............................................      22 1/2        24 3/8         27            28             28
   Low .............................................      19 7/8        21 1/8       21 7/8        21 5/8         19 7/8


-------------------

* Third quarter 1998 net income includes an after-tax extraordinary charge of $8.7 million ($.26 per diluted share) for the early extinguishment of debt.

** Fourth quarter 1998 income includes a nonrecurring pretax charge for cost reduction initiatives totaling $8.0 million, ($4.8 million after-tax, or $.14 per diluted share).

(a) The sum of quarterly earnings per share may not equal total year earnings per share due to the effect of the Company's purchasing shares of its outstanding common stock.

(b)  Trading ranges are based on the New York Stock Exchange composite tape.

(c) Amounts for 1997 include income from the discontinued Water Filtration Business. Amounts for 1997 also include one-time costs associated with the disposition of that business of $4.9 million, or $.15 per share.

                                  AMETEK, INC.

NOTE 15.  NEW ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted in 1998

         As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's (FASB) Statement No. 130, "Reporting Comprehensive Income." The adoption of this Statement expanded the reporting and display of comprehensive income and its components, including its presentation as a separate component in stockholders' equity. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The prior-year balance sheet has been reclassified to conform to the requirements of Statement No. 130. The adoption of this Statement had no impact on the Company's net income or stockholders' equity.

         In December 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established new standards for reporting information about operating segments, geographic areas, and major customers. Interim reporting requirements under Statement No. 131 becomes effective for the Company's quarterly reporting beginning in 1999. Adoption of the Statement did not result in a change in the Company's reportable segments, and had no effect on the Company's consolidated results of operations, financial position or cash flows. As required by Statement No. 131, the Company has modified certain disclosures on segment reporting and geographic areas included in Note 13.

         The Company also adopted FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Statement revised previous required disclosures regarding employers' pension and other postretirement benefit plans. It did not change the measurement or accounting recognition for such plans. Adoption of the Statement had no effect on the Company's consolidated results of operations, financial position, or cash flows.

Pending Accounting Pronouncements

         In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Statement is effective for the Company's financial statements beginning in 1999. Adoption of the Statement will have an insignificant effect on the Company's consolidated results of operations, financial position, and cash flows.

         In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which provided guidance on the financial reporting for start-up and organization costs. The statement requires costs for start-up activities to be expensed as incurred, and is effective for the Company's financial statements beginning in 1999. Adoption of the Statement will have no effect on the Company's consolidated results of operations, financial position, or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers of the Company, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the fiscal year ended December 31, 1998, under the captions "Information as to Nominees for Election of Directors," "Executive Officers of the Registrant," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEMS 11, 12, AND 13.

     The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1998, under the headings "Executive Compensation," "Stock Ownership," and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits filed.

        1. and 2.

             Financial statements and schedules are shown in the index and other information on page 23 of this report.

        3. Exhibits

             Exhibits are shown in the index on page 49 of this report.

     (b) Reports on Form 8-K

          In the fourth quarter of 1998, the Company filed a Current Report on Form 8-K dated December 3, 1998, to designate all of the Company's previous Year 2000 statements as Year 2000 Readiness Disclosures pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998. The Company also filed a Current Report dated December 14, 1998, to announce the Company's plans to take a series of actions designed to lower its cost structure.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMETEK, INC.

                                          By     /s/ WALTER E. BLANKLEY
                                            ------------------------------------
                                            WALTER E. BLANKLEY, CHAIRMAN OF THE
                                                            BOARD
                                                AND CHIEF EXECUTIVE OFFICER

Dated: March 11, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

              /s/ WALTER E. BLANKLEY                 Chairman of the Board and          March 11, 1999
---------------------------------------------------    Chief Executive Officer
                WALTER E. BLANKLEY                     (Principal Executive Officer)

               /s/ FRANK S. HERMANCE                 President and Chief Operating      March 11, 1999
---------------------------------------------------    Officer
                 FRANK S. HERMANCE

               /s/ JOHN J. MOLINELLI                 Executive Vice                     March 11, 1999
---------------------------------------------------    President -- Chief Financial
                 JOHN J. MOLINELLI                     Officer (Principal Financial
                                                       Officer)

             /s/ ROBERT R. MANDOS, JR.               Vice President & Comptroller       March 11, 1999
---------------------------------------------------    (Principal Accounting
               ROBERT R. MANDOS, JR.                   Officer)

                 /s/ LEWIS G. COLE                   Director                           March 11, 1999
---------------------------------------------------
                   LEWIS G. COLE

            /s/ HELMUT N. FRIEDLAENDER               Director                           March 11, 1999
---------------------------------------------------
              HELMUT N. FRIEDLAENDER

               /s/ SHELDON S. GORDON                 Director                           March 11, 1999
---------------------------------------------------
                 SHELDON S. GORDON

               /s/ CHARLES D. KLEIN                  Director                           March 11, 1999
---------------------------------------------------
                 CHARLES D. KLEIN

                /s/ JAMES R. MALONE                  Director                           March 11, 1999
---------------------------------------------------
                  JAMES R. MALONE

              /s/ DAVID P. STEINMANN                 Director                           March 11, 1999
---------------------------------------------------
                DAVID P. STEINMANN

              /s/ ELIZABETH R. VARET                 Director                           March 11, 1999
---------------------------------------------------
                ELIZABETH R. VARET

                               INDEX TO EXHIBITS

                                 ITEM 14(a)(3)

                                                                                          FILED WITH
EXHIBIT                                                                                   ELECTRONIC
NUMBER                 DESCRIPTION                 INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                -----------                 -----------------------------------    ----------
 2.1      Amended and Restated Agreement and       Exhibit 2 to Form 8-K dated August
          Plan of Merger and Reorganization,       7, 1997, SEC File No. 1-12981.
          dated as of February 5, 1997, by and
          among Culligan Water Technologies,
          Inc. ("Culligan"), Culligan Water
          Company, Inc. ("Culligan Merger
          Sub"), AMETEK, Inc. ("AMETEK") and
          AMETEK Aerospace Products, Inc.
          ("AMETEK Aerospace"), incorporated by
          reference to Appendix A to the Joint
          Proxy Statement/Prospectus included
          in Culligan's Registration Statement
          on Form S-4 (Commission File No.
          333-26953).
 2.2      Amended and Restated Contribution and    Appendix B to Preliminary Proxy
          Distribution Agreement, dated as of      Statement dated May 12, 1997, SEC
          February 5, 1997, by and between         File No. 1-168.
          AMETEK and AMETEK Aerospace.
 2.3      Form of Tax Allocation Agreement         Appendix D to Preliminary Proxy
          among AMETEK, AMETEK Aerospace and       Statement dated May 12, 1997, SEC
          Culligan.                                File No. 1-168.
 2.4      Form of Transition Services Agreement    Appendix B to Preliminary Proxy
          by and between Culligan Merger Sub       Statement dated May 12, 1997, SEC
          and AMETEK Aerospace.                    File No. 1-168.
 2.5      Form of Indemnification Agreement        Appendix B to Preliminary Proxy
          among AMETEK, Culligan and AMETEK        Statement dated May 12, 1997, SEC
          Aerospace.                               File No. 1-168.
 2.6      Form of Trademark Agreement between      Appendix B to Preliminary Proxy
          AMETEK and AMETEK Aerospace.             Statement dated May 12, 1997, SEC
                                                   File No. 1-168.
 3.1      Amended and Restated Certificate of      Exhibit 3.1 to Form 8-K dated
          Incorporation of the Company.            August 7, 1997, SEC File No.
                                                   1-12981.
 3.2      By-laws of the Company as amended to                                                X
          and including November 18, 1998.
 4.1      Indenture dated as of March 15, 1994     Exhibit 4 to March 31, 1994 10-Q,
          between the Company and CoreStates       SEC File No. 1-168.
          Bank N.A., as Trustee, relating to
          the Company's 9 3/4% Senior Notes due
          2004.
 4.2      First Supplemental Indenture, dated      Exhibit 4.2 to Form 8-K dated
          as of June 2, 1997, between AMETEK       August 7, 1997, SEC File No.
          and CoreStates Bank, N.A., as            1-12981.
          Trustee.

                                                                                          FILED WITH
EXHIBIT                                                                                   ELECTRONIC
NUMBER                 DESCRIPTION                 INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                -----------                 -----------------------------------    ----------
 4.3      Second Supplemental Indenture, dated     Exhibit 4.3 to Form 8-K dated
          as of July 31, 1997, among the           August 7, 1997, SEC File No.
          Company, AMETEK and CoreStates Bank,     1-12981.
          N.A. as Trustee.
 4.4      Rights Agreement, dated as of June 2,    Exhibit 4.1 to Form 8-K dated
          1997, between the Company and            August 7, 1997, SEC File No.
          American Stock Transfer & Trust          1-12981.
          Company.
 4.5      Third Supplemental Indenture, dated      Exhibit 4 to 1998 Form 10-Q dated
          as of July 17, 1998, between AMETEK      June 30, 1998, SEC File No.
          and First Union National Bank            1-12981.
          (successor to CoreStates Bank, N.A.),
          as Trustee.
 4.6      Indenture, dated as of July 17, 1998,    Exhibit 4.1 to 1998 Form 10-Q dated
          between AMETEK, Inc., as Issuer, and     June 30, 1998, SEC File No.
          Chase Manhattan Trust Company,           1-12981.
          National Association, as Trustee
          relating to the Notes, dated July 17,
          1998.
 4.7      Purchase Agreement between AMETEK,       Exhibit 4.3 to Form S-4 dated
          Inc. and Salomon Brothers Inc.,          August 11, 1998 SEC File No.
          BancAmerica Robertson Stephens and BT    1-12981.
          Alex. Brown Incorporated, as initial
          purchasers, dated July 14, 1998.
10.1      AMETEK, Inc. Retirement Plan for         Exhibit 10.8 to 1997 Form 10-K SEC
          Directors, as amended and restated to    File No. 1-12981.
          October 13, 1997*
10.2      AMETEK, Inc. Death Benefit Program       Exhibit (10)(y) to 1987 10-K SEC
          for Directors, pursuant to which the     File No. 1-168.
          Company has entered into agreements,
          restated January 1, 1987, with
          certain directors and one former
          director of the Company (the
          "Directors Program").*
10.3      Amendment No. 1 to the Directors         Exhibit (10)(z) to 1987 10-K SEC
          Program.*                                File No. 1-168.
10.4      The AMETEK Savings and Investment        Exhibit 10.39 to 1996 10-K SEC File
          Plan, as restated and amended to         No. 1-168.
          January 1, 1997 (the "Savings
          Plan").*
10.5      Amendment No. 1 to the Savings Plan*     Exhibit 10.12 to 1997 Form 10-K SEC
                                                   File No. 1-12981.
10.6      Amendment No. 2 to the Savings Plan*     Exhibit 10.13 to 1997 Form 10-K SEC
                                                   File No. 1-12981.
10.7      Amendment No. 3 to the Savings Plan*     Exhibit 10.14 to 1997 Form 10-K SEC
                                                   File No. 1-12981.
10.8      Amendment No. 4 to the Savings Plan.*                                               X
10.9      Amendment No. 5 to the Savings Plan.*                                               X
10.10     Amendment No. 6 to the Savings Plan.*                                               X

                                                                                          FILED WITH
EXHIBIT                                                                                   ELECTRONIC
NUMBER                 DESCRIPTION                 INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                -----------                 -----------------------------------    ----------
10.11     Reorganization and Distribution          Exhibit (2) to Form 8-K dated
          Agreement by and between the Company     November 30, 1988, SEC File No.
          and Ketema, Inc. (the "Reorganization    1-168.
          and Distribution Agreement").
10.12     Agreements between the Company and       Exhibit 10.56 to 1991 10-K SEC File
          Ketema, Inc. amending certain            No. 1-168.
          provisions of the Reorganization and
          Distribution Agreement.
10.13     Benefits Agreement by and between the    Exhibit (10)(ss) to 1988 10-K SEC
          Company and Ketema, Inc.                 File No. 1-168.
10.14     Tax Agreement by and between the         Exhibit (10)(tt) to 1988 10-K SEC
          Company and Ketema, Inc.                 File No. 1-168.
10.15     Support Services Agreement by and        Exhibit (10)(uu) to 1988 10-K SEC
          between the Company and Ketema, Inc.     File No. 1-168.
10.16     Form of Severance Benefit Agreement      Exhibit (10)(ww) to 1989 10-K SEC
          between the Company and certain          File No. 1-168.
          executives of the Company.*
10.17     Form of Restricted Stock Agreement       Exhibit 10.59 to 1991 10-K SEC File
          between the Company and certain          No. 1-168.
          directors of the Company, dated as of
          February 27, 1991.*
10.18     Form of Restricted Stock Agreement       Exhibit 10.60 to 1991 10-K SEC File
          between the Company and certain          No. 1-168.
          executives of the Company, dated as
          of May 21, 1991.*
10.19     Form of Supplemental Retirement          Exhibit 10.61 to 1991 10-K SEC File
          Benefit Agreement between the Company    No. 1-168.
          and certain executives of the
          Company, dated as of May 21, 1991.*
10.20     Supplemental Senior Executive Death      Exhibit 10.41 to 1992 10-K SEC File
          Benefit Plan, effective as of January    No. 1-168.
          1, 1992 (the "Senior Executive
          Plan").*
10.21     Amendment No. 1 to the Senior            Exhibit 10.42 to 1992 10-K SEC File
          Executive Plan.*                         No. 1-168.
10.22     Senior Executive Split Dollar Death      Exhibit 10.43 to 1992 10-K SEC File
          Benefit Plan, dated as of December       No. 1-168.
          15, 1992.*
10.23     Credit Agreement dated August 2,         Exhibit 4 to September 30, 1996
          1995, amended and restated as of         10-Q, SEC File No. 1-168.
          September 12, 1996, among the
          Company, Various Lending
          Institutions, Bank of Montreal,
          CoreStates Bank, N.A., and PNC Bank,
          National Association, as Co-Agents,
          and The Chase Manhattan Bank, N.A.,
          as Administrative Agent (the "Credit
          Agreement").

                                                                                          FILED WITH
EXHIBIT                                                                                   ELECTRONIC
NUMBER                 DESCRIPTION                 INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                -----------                 -----------------------------------    ----------
10.24     First Amendment and Consent to the       Exhibit 10.1 to Form 8-K dated
          Credit Agreement dated as of May 9,      August 7, 1997, SEC File No.
          1997.                                    1-12981.
10.25     Assumption Agreement, dated as of        Exhibit 10.2 to Form 8-K dated
          July 31, 1997, among the Company,        August 7, 1997, SEC File No.
          AMETEK and The Chase Manhattan Bank.     1-12981.
10.26     Second Amendment to the Credit           Exhibit 10.30 to 1997 Form 10-K SEC
          Agreement dated as of December 4,        File No. 1-12981.
          1997.
10.27     Third Amendment to Credit Agreement,     Exhibit 10 to 1998 10-Q Dated June
          dated as of June 15, 1998.               30, 1998, SEC File No. 1-12981.
10.28     The 1997 Stock Incentive Plan of         Exhibit 10.31 to 1997 Form 10-K SEC
          AMETEK, Inc. (the "1997 Plan").*         File No. 1-12981.
10.29     Supplemental Executive Retirement        Exhibit 10.3 to Form 8-K dated
          Plan                                     August 7, 1997, SEC File No.
                                                   1-12981.
10.30     Stock Purchase Agreement by and          Exhibit 10 to Form 8-K dated
          between EG&G Holdings, Inc. and          January 22, 1998, SEC File No.
          AMETEK, Inc. dated as of December 26,    1-12981.
          1997.
10.31     Employees' Retirement Plan of AMETEK,                                               X
          Inc., as restated to January 1, 1998
          (the "Retirement Plan").*
12        Statement regarding computation of                                                  X
          ratio of earnings to fixed charges.
21        Subsidiaries of the Registrant.                                                     X
23        Consent of Independent Auditors.                                                    X
27        Financial Data Schedule.                                                            X

---------------
* Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.