Form 10-Q
period 1999-03-31
AMETEK INC/
filed 1999-05-13
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                March 31, 1999
                               -------------------------------------------------

                                  OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
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
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

    Registrant's telephone number, including area code   610-647-2121
                                                         ------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


  Yes   X    No
      ----      ----


    The number of shares of the issuer's common stock outstanding as of the latest practicable date was:

    Common Stock, $.01 Par Value, outstanding at April 30, 1999 was 32,248,883 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                             PAGE NUMBER
                                                                             -----------
PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements
            Consolidated Statement of Income -
                  Three Months Ended March 31, 1999 and 1998............................3
            Consolidated Balance Sheet -
                  March 31, 1999 and December 31, 1998..................................4
            Condensed Consolidated Statement of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998............................5
            Notes to Consolidated Financial Statements..................................6

      Item 2.  Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.......................................9

PART II.   OTHER INFORMATION

      Item 5.   Other Information.......................................................14

      Item 6.   Exhibits and Reports on Form 8-K........................................15

SIGNATURES..............................................................................16


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  AMETEK, Inc.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
           (Dollars and shares in thousands except per-share amounts)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                --------------------------------------------------
                                                                        1999                        1998
                                                                ----------------------     -----------------------

Net sales                                                                    $230,878                    $241,958
                                                                ----------------------     -----------------------
Expenses:
   Cost of sales (excluding depreciation)                                     175,572                     185,322
   Selling, general and administrative                                         18,653                      20,349
   Depreciation                                                                 7,504                       7,694
                                                                ----------------------     -----------------------
     Total expenses                                                           201,729                     213,365
                                                                ----------------------     -----------------------

Operating income                                                               29,149                      28,593
Other income (expenses):
   Interest expense                                                           (6,026)                     (5,838)
   Other, net                                                                   (320)                         893
                                                                ----------------------     -----------------------
Income before income taxes                                                     22,803                      23,648
Provision for income taxes                                                      8,207                       8,764
                                                                ----------------------     -----------------------

Net income                                                                    $14,596                     $14,884
                                                                ======================     =======================


Basic earnings per share                                                        $0.45                       $0.45
                                                                ======================     =======================

Diluted earnings per share                                                      $0.45                       $0.44
                                                                ======================     =======================

Average common shares outstanding

  Basic shares                                                                 32,174                      33,006
                                                                ======================     =======================
  Diluted shares                                                               32,711                      34,181
                                                                ======================     =======================

Dividends per share                                                             $0.06                       $0.06
                                                                ======================     =======================


                             See accompanying notes.

                                  AMETEK, Inc.

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                            (Dollars in thousands)

                                                                      March 31,                       December 31,
                                                                        1999                              1998
                                                                ----------------------            ----------------------
                                                                     (Unaudited)

ASSETS
------
Current assets:
    Cash and cash equivalents                                                  $8,577                            $9,768
    Marketable securities                                                       9,525                             7,085
    Receivables, less allowance for possible losses                           148,617                           139,199
    Inventories                                                                90,960                            89,830
    Deferred income taxes                                                      13,753                            13,542
    Other current assets                                                        9,838                             8,416
                                                                ----------------------            ----------------------
        Total current assets                                                  281,270                           267,840
                                                                ----------------------            ----------------------

Property, plant and equipment, at cost                                        493,582                           497,890
    Less accumulated depreciation                                            (284,867)                         (283,479)
                                                                ----------------------            ----------------------
                                                                              208,715                           214,411
                                                                ----------------------            ----------------------

Goodwill, net of accumulated amortization                                     169,325                           149,219
Investments and other assets                                                   67,028                            68,355
                                                                ----------------------            ----------------------
        Total assets                                                         $726,338                          $699,825
                                                                ======================            ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                               $93,180                           $78,334
    Accounts payable                                                           69,175                            68,345
    Accruals                                                                   91,965                            87,239
                                                                ----------------------            ----------------------
        Total current liabilities                                             254,320                           233,918

Long-term debt                                                                226,781                           226,965

Deferred income taxes                                                          27,571                            28,141

Other long-term liabilities                                                    35,843                            36,752

Stockholders' equity :
  Common stock                                                                    334                               334
  Capital in excess of par value                                                4,223                             4,727
  Retained earnings                                                           229,503                           216,837
  Accumulated other comprehensive losses                                      (26,751)                          (20,864)
  Treasury stock                                                              (25,486)                          (26,985)
                                                                ----------------------            ----------------------
                                                                              181,823                           174,049
                                                                ----------------------            ----------------------
        Total liabilities and stockholders' equity                           $726,338                          $699,825
                                                                ======================            ======================

                             See accompanying notes.

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                              -----------------------------------------------
                                                                                      1999                      1998
                                                                              --------------------     ---------------------
Cash provided by (used for):

Operating activities:
  Net income                                                                               $14,596                   $14,884
  Adjustments to reconcile net income to total operating activities:
     Depreciation and amortization                                                           9,286                     9,896
     Net change in operating working capital (net of acquisitions)                          (5,695)                  (18,139)
     Other                                                                                  (1,273)                     (171)
                                                                              --------------------     ---------------------
      Total operating activities                                                            16,914                     6,470
                                                                              --------------------     ---------------------

Investing activities:
  Additions to property, plant and equipment                                                (6,819)                  (13,401)
  Purchase of businesses                                                                   (30,319)                 (103,636)
  Proceeds from sale of fixed assets                                                         6,380                        --
  Increase in marketable securities                                                         (2,476)                     (684)
                                                                              --------------------     ---------------------
      Total investing activities                                                           (33,234)                 (117,721)
                                                                              --------------------     ---------------------

Financing activities:
  Net change in short-term borrowings                                                       30,156                    60,136
  Repayment of current portion of long-term debt                                           (14,008)                       --
  Additional long-term borrowings                                                               --                    60,000
  Repurchases of common stock                                                                   --                    (8,941)
  Cash dividends paid                                                                       (1,930)                   (1,974)
  Proceeds from stock options and other                                                        911                     2,667
                                                                              --------------------     ---------------------
      Total financing activities                                                            15,129                   111,888
                                                                              --------------------     ---------------------


(Decrease) increase in cash and cash equivalents                                            (1,191)                      637

Cash and cash equivalents:
  As of January 1                                                                            9,768                       684
                                                                              ---------------------     --------------------

  As of March 31                                                                            $8,577                    $1,321
                                                                              ====================     =====================


                             See accompanying notes.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

Note 1 - Financial Statement Presentation

       The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1999 and the consolidated results of its operations and cash flows for the three-month periods ended March 31, 1999 and 1998 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

       The calculation of basic earnings per share for the three-month periods ended March 31, 1999 and 1998 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 1999 and 1998:

                                         Weighted average shares (in thousands)
                                         --------------------------------------
                                               Three Months Ended March 31,
                                         --------------------------------------
                                               1999                   1998
                                              ------                 ------
                                                       (Unaudited)
Basic                                         32,174                 33,006
Stock option and award plans                     537                  1,175
                                              ------                 ------
Diluted                                       32,711                 34,181
                                              ======                 ======


Note 3 - Acquisitions

       On January 4, 1999, the Company acquired all of the outstanding shares of National Controls Corporation ("NCC"), a leading U.S. manufacturer of electronic instruments and controls for food service equipment, for approximately $30 million in cash, subject to adjustment. This acquisition was accounted for by the purchase method, and accordingly, NCC's operating results are included in the Company's consolidated results from the date of acquisition. The estimated goodwill acquired with this business is being amortized on a straight-line basis over thirty years. The acquisition would not have had a material effect on sales or earnings for the first quarter of 1998 had it been made at the beginning of that year.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

Note 4 - Inventories

       The estimated components of inventory stated at lower of LIFO cost or market are:

                                                      In thousands
                                         -----------------------------------
                                           March 31,             December 31,
                                              1999                    1998
                                           ---------               ---------
                                         (Unaudited)

   Finished goods and parts                  $20,787               $22,118
   Work in process                            21,966                20,554
   Raw materials and purchased parts          48,207                47,158
                                              ------                -------
                                             $90,960               $89,830
                                             =======                =======

Note 5 - Comprehensive Income

       Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three-month periods ended March 31, 1999 and 1998:

                                                     In thousands
                                           --------------------------------
                                              Three Months Ended March 31,
                                           --------------------------------
                                             1999                   1998
                                           ---------               ---------
                                                      (Unaudited)

Net income                                  $14,596                $14,884
Foreign currency translation adjustment      (5,422)                (2,655)
Unrealized (loss) gain on marketable
  securities and other                       (  465)                   995
                                             ------                -------
            Total comprehensive income       $8,709                $13,224
                                             ======                =======

Note 6 - Segment Disclosure

       In December 1998, the Company adopted the Financial Accounting Standard Board's Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established new standards for reporting information about operating segments, geographic areas, and major customers. Interim reporting requirements under Statement No. 131 became effective for the first quarter of 1999. At March 31, 1999, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 1998, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three-month periods ended March 31, 1999 and 1998 can be found on page 9 of this Report.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

Note 7 - Accounting Pronouncements

Pronouncements Adopted in 1999

       On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of the Statement did not have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

       On January 1, 1999, the Company adopted AICPA SOP 98-5, "Reporting on the Costs of Start-up Activities," which provided guidance on the financial reporting for start-up and organization costs. The statement required costs for start-up activities to be expensed as incurred. Adoption of the Statement had no effect on the Company's consolidated results of operations, financial position, or cash flows.

Pending Pronouncements

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

Note 8 - Subsequent Event

       On April 30, 1999, the Company acquired substantially all of the assets of Gulton-Statham Transducers (GST), a leading manufacturer of high-accuracy electronic pressure transmitters and transducers for the aerospace and industrial markets, from Mark IV Industries, Inc., for approximately $23 million in cash. GST had prior year sales of approximately $24 million. The acquisition will be accounted for under the purchase method of accounting, and its operating results will be included in the Company's consolidated results as of the date of acquisition.

                                  AMETEK, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

       The following table sets forth sales and income by reportable segment, and consolidated operating and pretax income:

                                                                    Three months ended March 31,
                                                                    ---------------------------
                                                                       1999              1998
                                                                      ------            ------
                                                                        (Dollars in thousands)
Net sales
Electromechanical                                                    $121,664          $136,838
Electronic Instruments                                                109,214           105,120
                                                                     --------          --------
          Consolidated net sales                                     $230,878          $241,958
                                                                     ========          ========

Operating income and income before income taxes
Electromechanical                                                     $17,194           $19,093
Electronic Instruments                                                 16,499            14,795
                                                                      -------          --------
  Total segment operating income                                       33,693            33,888
Corporate and other                                                    (4,544)           (5,295)
                                                                     --------          --------
  Consolidated operating income                                        29,149            28,593
Interest and other expenses, net                                       (6,346)           (4,945)
                                                                      -------          --------
          Consolidated income before income taxes                     $22,803           $23,648
                                                                      =======           =======


Operations for the first quarter of 1999 compared with the first quarter of 1998

Sales for the first quarter of 1999 were $230.9 million, a decrease of $11.1 million or 4.6% compared with the first quarter 1998 total of $242.0 million. The Electromechanical Group (EMG) reported lower sales in the current first quarter, mostly due to softness in the Group's European floor-care markets. The Company's Italian motor operations continue to be affected by increased competition from Asia, as well as lower sales resulting from the economic turmoil in Russia, which began in the latter half of 1998. The EMG sales decrease was offset somewhat by higher sales by the Electronic Instruments Group
(EIG), mostly from acquired businesses. EIG benefited in the current first quarter from the sales contributions of the NCC foodservice controls business acquired in January 1999, and sales of process instruments by its Western Research business acquired in April, 1998, as well as from increased sales of heavy-vehicle instrumentation.

                                  AMETEK, Inc.

Although sales were lower on a year-to-year comparative basis, market conditions in the 1999 first quarter resulted in an improvement when compared with the fourth quarter of 1998. Before including the contributions of a business acquired in the first quarter of 1999, sales increased 8.9% compared with the fourth quarter 1998 total of $206.8 million; new orders totaled $227.6 million during the 1999 first quarter, an increase of 13.8% from the 1998 fourth quarter. On a comparable basis, the Company's backlog of unfilled orders at March 31, 1999 reached $226.1 million, a slight increase from the $223.8 million total at December 31, 1998.

Segment operating income for the first quarter of 1999 was $33.7 million, essentially unchanged from the 1998 first quarter total of $33.9 million. Segment operating income as a percentage of sales increased to 14.6% of sales in the current first quarter from 14.0% of sales in the first quarter of 1998. The increase in profit margins was due to improved operating performance in many of EIG's businesses. In addition, cost savings generated by activities to lower the Company's cost structure, which were initiated in late 1998, benefited both groups in the current first quarter.

Those cost reduction activities, which are ongoing, include the consolidation of certain electric motor plants in Europe, the transfer of some of EMG's U.S. motor production to its lower-cost plant in Reynosa, Mexico, as well as other initiatives to improve production efficiencies in both operating groups. However, EMG's benefits realized from those activities in the 1999 first quarter were largely offset by lower margins resulting from the sales decline by its European motor operations. The overall cost savings realized from these actions during the first quarter of 1999 were in line with the Company's expectations, and are expected to generate total savings of $14 million in 1999.

Corporate and other expenses for the first quarter of 1999 were $4.5 million, or 1.9% of sales, compared with $5.3 million, or 2.2% of sales, for the same quarter of 1998. The decrease was largely due to lower general and administrative expenses in the current first quarter. After deducting those expenses, consolidated operating income totaled $29.1 million, or 12.6% of sales, compared with $28.6 million, or 11.8% of sales for the 1998 first quarter.

Interest and other expenses, net were $6.3 million in the first quarter of 1999, compared with $4.9 million for the same quarter of 1998. The higher expense level in the current quarter reflects lower investment income by the Company's captive insurance subsidiary compared with the 1998 first quarter.

The effective tax rate for the first quarter of 1999 was 36.0%, compared with 37.1% for the same quarter of 1998. The lower tax rate resulted from lower pretax income in certain of the Company's foreign operations, which are taxed at rates higher than its U.S. operations, and lower state tax provisions.

                                  AMETEK, Inc.

       Net income for the first quarter of 1999 totaled $14.6 million, or $.45 per share on a diluted basis, compared with net income of $14.9 million, or $.44 per share for the same quarter of 1998. Average shares outstanding on a diluted basis were 32.7 million shares for the first quarter of 1999, compared with 34.2 million shares for the same quarter of 1998. The 1.5 million average share decrease reflects repurchases of the Company's common stock made since March 31, 1998, and lower potentially dilutive shares from stock awards.

       Segment Results

              Electromechanical Group ("EMG") sales totaled $121.7 million in the first quarter of 1999, a decrease of $15.2 million or 11.1% from the same quarter of 1998. The sales decrease was primarily due to softness in the Group's European floor-care markets, where competitive pricing pressures continue to affect EMG's Italian motor operations. Lower sales of electric motors by the Group's operations in China also contributed to the decrease. Sales to the North American floor-care markets in the 1999 first quarter were essentially unchanged from a strong 1998 first quarter. Electric motor sales to North American outdoor power equipment markets for the 1999 first quarter also remained strong at the same level of the 1998 first quarter.

              Operating income of EMG was $17.2 million for the first quarter of 1999, a decrease of $1.9 million or 9.9% from the first quarter of 1998. The income decrease was due to the sales decline. Group operating income as a percentage of sales for the first quarter of 1999 was 14.1%, essentially unchanged from a strong first quarter of 1998. The Group benefited in the current first quarter from lower operating costs in its North American motor operations as a result of the cost reduction actions initiated at the end of 1998. These profitability improvements offset the margin decline on the lower sales volume.

              The cost reduction activities in EMG initiated at year-end 1998 continued during the first quarter of 1999. EMG is accelerating transition of its U.S. motor manufacturing to a lower-cost plant in Reynosa, Mexico, which contributed to the 1999 first quarter profitability of the North American motor operations. Cost reduction activities are continuing for EMG's international operations as well. The Group's Italian motor operations have virtually completed the consolidation of two motor plants serving European floor-care markets into a single facility, and the closing of an electric motor plant in Germany is scheduled for completion in the third quarter of 1999. The cost savings realized in the first quarter of 1999 as a result of these initiatives are expected to grow throughout 1999.

                                  AMETEK, Inc.

RESULTS OF OPERATIONS (CONTINUED)

       Segment Results

              In the Electronic Instruments Group ("EIG"), sales were $109.2 million in the 1999 first quarter, an increase of $4.1 million or 3.9% from the same quarter of 1998. The increase was due to sales contributions from acquisitions; the Group benefited in the current first quarter from the January 1999 acquisition of the NCC foodservice controls business, and from the acquisition of the Western Research process instruments business in April 1998. Sales from previously existing businesses in the first quarter of 1999 decreased slightly from the same quarter of 1998, although the Dixson heavy-vehicle instrumentation business reported a sales increase.

              EIG operating income for the current first quarter increased by $1.7 million or 11.5% to $16.5 million compared with the same quarter of 1998. In addition to the profit contribution of the NCC acquisition, the Group's operating margins increased to 15.1% of sales in the 1999 first quarter from 14.1% of sales in the 1998 first quarter. The margin improvements were due to improved operating performance, mostly by the Group's heavy-vehicle and process instrumentation businesses, and to benefits realized in the 1999 first quarter from the cost reduction activities initiated in 1998. Cost savings resulting from such activities included lower labor costs from workforce reductions, as well as lower selling expenses and reduced material costs resulting from improved supply chain management. These first quarter savings are in line with management's expectations, and such savings are expected to continue throughout 1999.

FINANCIAL CONDITION

       Liquidity and Capital Resources

              The Company's working capital at March 31, 1999 was $26.9 million, compared with $33.9 million at December 31, 1998, a decrease of $7.0 million since the beginning of the year. The decrease was primarily due to higher short-term borrowings which were incurred primarily to fund the purchase price paid in January 1999 for the acquisition of the NCC foodservice controls business.

              Cash provided by operating activities in the first quarter of 1999 totaled $16.9 million, compared with $6.5 million for the same quarter of 1998. The increase was due to lower operating working capital requirements, primarily from reduced inventory levels. Operating activities for the first quarter of 1999 also included cash expenditures of approximately $2 million against an accrual established in the fourth quarter of 1998 for the cost reduction activities referred to above.

                                  AMETEK, Inc.

        Liquidity and Capital Resources

                 Cash used for investing activities totaled $33.2 million in the first quarter of 1999, compared with $117.7 million in the same quarter of 1998. The January 1999 acquisition of the NCC business mentioned above required cash outlays of approximately $30 million. The 1998 first quarter included cash outlays of $103.6 million to fund the January 1998 acquisition of Rotron, Inc. Additions to property, plant and equipment in the first quarter of 1999 totaled $6.8 million, compared with $13.4 million in the same quarter of 1998. The reduced expenditures, which were in line with the Company's expectations, reflect less spending on capacity expansion during 1999. First quarter 1999 investing activities also included cash proceeds of $6.4 million from the sale of idle facilities, and for certain real estate.

                 Financing activities in the first quarter of 1999 provided cash totaling $15.1 million, compared with cash provided of $111.9 million in the same quarter of 1998. The 1999 first quarter included net short-term borrowings of $30.2 million, which included borrowings under the Company's revolving credit facility to fund the NCC acquisition. In line with the Company's previous disclosure, on March 15, 1999 the Company repaid the remaining $13.8 million outstanding principal amount of its 9 3/4% Senior Notes due 2004. Net revolving credit borrowings in the first quarter of 1998 totaled $120.1 million, which were used to fund the January 1998 acquisition of the Rotron business, and repurchases of the Company's common stock totaling $8.9 million. Other financing activities included payments of cash dividends totaling approximately $1.9 million in the first quarter of 1999 and 1998, and net proceeds from the exercise of employee stock options totaling $.9 million in the 1999 first quarter, compared with $2.9 million in the first quarter of 1998

                 As a result of all of the activities discussed above, the Company's cash and marketable securities at March 31, 1999 totaled $18.1 million, compared with $16.9 million at December 31, 1998. The Company also had unused borrowing commitments of $119.3 million from its $195 million revolving credit facility available at March 31, 1999. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its liquidity needs.

FORWARD-LOOKING INFORMATION

                 Information contained in this discussion, other than historical information, are considered "forward-looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company's 1998 Form 10-K as filed with the Securities and Exchange Commission.

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

Item 5.    Other Information

Other Events
------------

       AMETEK, Inc. (formerly known as Ametek Aerospace Products, Inc.) (the "Company") is party to a Rights Agreement, dated as of June 2, 1997 (the "Rights Agreement"), by and between the Company and American Stock Transfer & Trust Company (the "Rights Agent"). The Rights Agreement sets forth the terms and conditions of the Company's associated Rights to purchase Series A Junior Participating Preferred Stock which are attached to and trade with the Company's shares of common stock, $.01 par value per share.

       The Company has entered into an Amendment No. 1 to Rights Agreement, dated as of May 11, 1999, by and between the Company and the Rights Agent, whereby the Rights Agreement has been amended to delete Section 23(c) thereof in its entirety. Prior to such deletion, Section 23(c) provided as follows:

              (c) Notwithstanding the provisions of Section 23(a) hereof, in the event that a majority of the Board is elected by stockholder action by written consent, or is comprised of persons elected at a meeting of stockholders who were not nominated by the Board in office immediately prior to such meeting or action, then for a period of one hundred and eighty (180) days following the effectiveness of such election the Rights shall not be redeemed if such redemption is reasonably likely to have the purpose or effect of allowing any Person to become an Acquiring Person or otherwise facilitating the occurrence of a Triggering Event or a transaction with an Acquiring Person.

Except for the modification described above, the Rights Agreement continues in full force and effect.

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a)          Exhibits:

            Exhibit
             Number                                Description
            -------                                -----------

               4 Amendment No. 1 to Rights Agreement dated as of May 11, 1999, between AMETEK, Inc. and American Stock Transfer & Trust Company.

              10 Fourth Amendment and Consent to Credit Agreement, dated as of March 19, 1999, among the Company, the financial institutions party to the Credit Agreement, Bank of America NT&SA, Bank of Montreal, First Union National Bank and PNC Bank, National Association, as Co-Agents, and The Chase Manhattan Bank, as Administrative Agent.

              27     Financial Data Schedule *

b) Reports on Form 8-K: During the quarter ended March 31, 1999, no reports were filed on Form 8-K.


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

May 13, 1999
                                      16