Form 10-Q
period 1999-06-30
AMETEK INC/
filed 1999-08-12
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999
                               ------------------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ________________________

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
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


         Registrant's telephone number, including area code  610-647-2121
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X   No
      ---     ---

       The number of shares of the issuer's common stock outstanding as of the latest practicable date was:

       Common Stock, $.01 Par Value, outstanding at July 31, 1999 was 32,428,774 shares.

                                  AMETEK, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                    PAGE NUMBER
                                                                                    -----------
PART I.   FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Consolidated Statement of Income for
                  the Three and Six Months Ended June 30, 1999 and 1998..................3
            Consolidated Balance Sheet as of
                  June 30, 1999 and December 31, 1998....................................4
            Condensed Consolidated Statement of Cash Flows for
                  the Six Months Ended June 30, 1999 and 1998............................5
            Notes to Consolidated Financial Statements...................................6

      Item 2.   Management's Discussion and Analysis of Financial Condition
                        and Results of Operations........................................9

PART II.   OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote of Security Holders ....................17

      Item 6.   Exhibits and Reports on Form 8-K........................................17

SIGNATURES..............................................................................18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  AMETEK, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
           (Dollars and shares in thousands except per-share amounts)


                                                 Three months ended              Six months ended
                                                      June 30,                       June 30,
                                              ------------------------       ------------------------
                                                 1999          1998             1999          1998
                                              ----------    ----------       ----------    ----------

Net sales                                      $231,640      $246,097         $462,518      $488,055
                                              ----------    ----------       ----------    ----------

Expenses:
   Cost of sales (excluding depreciation)       174,925       188,644          350,497       373,966
   Selling, general and administrative           19,775        21,148           38,428        41,497
   Depreciation                                   7,356         7,546           14,860        15,240
                                              ----------    ----------       ----------    ----------
     Total expenses                             202,056       217,338          403,785       430,703
                                              ----------    ----------       ----------    ----------

Operating income                                 29,584        28,759           58,733        57,352
Other income (expenses):
   Interest expense                              (5,861)       (6,530)         (11,887)      (12,368)
   Other, net                                       683         1,884              363         2,777
                                              ----------    ----------       ----------    ----------
Income before income taxes                       24,406        24,113           47,209        47,761
Provision for income taxes                        8,842         8,724           17,049        17,488
                                              ----------    ----------       ----------    ----------

Net income                                      $15,564       $15,389          $30,160       $30,273
                                              ==========    ==========       ==========    ==========


Basic earnings per share                          $0.48         $0.47            $0.94         $0.92
                                              ==========    ==========       ==========    ==========

Diluted earnings per share                        $0.47         $0.45            $0.92         $0.89
                                              ==========    ==========       ==========    ==========

Average common shares outstanding:

  Basic shares                                   32,329        32,994           32,252        33,000
                                              ==========    ==========       ==========    ==========
  Diluted shares                                 33,104        34,219           32,907        34,200
                                              ==========    ==========       ==========    ==========

Cash dividends paid per share                     $0.06         $0.06            $0.12         $0.12
                                              ==========    ==========       ==========    ==========


                             See accompanying notes.

\                                  AMETEK, INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                                June 30,           December 31,
                                                                  1999                 1998
                                                           -----------------     ----------------
                                                              (Unaudited)

ASSETS
------

Current assets:

    Cash and cash equivalents                                        $7,505               $9,768
    Marketable securities                                            10,540                7,085
    Receivables, less allowance for possible losses                 153,046              139,199
    Inventories                                                      97,026               89,830
    Deferred income taxes                                            13,714               13,542
    Other current assets                                              8,488                8,416
                                                           -----------------     ----------------
        Total current assets                                        290,319              267,840
                                                           -----------------     ----------------

Property, plant and equipment, at cost                              496,163              497,890
    Less accumulated depreciation                                  (288,564)            (283,479)
                                                           -----------------     ----------------
                                                                    207,599              214,411
                                                           -----------------     ----------------

Goodwill, net of accumulated amortization                           181,429              149,219
Investments and other assets                                         68,194               68,355
                                                           -----------------     ----------------
        Total assets                                               $747,541             $699,825
                                                           =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                     $99,418              $78,334
    Accounts payable                                                 73,099               68,345
    Accruals                                                         88,431               87,239
                                                           -----------------     ----------------
        Total current liabilities                                   260,948              233,918

Long-term debt                                                      226,701              226,965

Deferred income taxes                                                27,437               28,141

Other long-term liabilities                                          36,327               36,752

Stockholders' equity:
  Common stock                                                          334                  334
  Capital in excess of par value                                      2,705                4,727
  Retained earnings                                                 243,137              216,837
  Accumulated other comprehensive losses                            (28,438)             (20,864)
  Treasury stock                                                    (21,610)             (26,985)
                                                           -----------------     ----------------
                                                                    196,128              174,049
                                                           -----------------     ----------------
        Total liabilities and stockholders' equity                 $747,541             $699,825
                                                           =================     ================


                             See accompanying notes.

                                  AMETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                  Six months ended June 30,
                                                                              ---------------------------------
                                                                                    1999              1998
                                                                              ---------------    --------------

Cash provided by (used for):

Operating activities:
    Net Income                                                                       $30,160           $30,273
    Adjustments to reconcile net income to total operating activities:
     Depreciation and amortization                                                    18,724            19,596
     Deferred income taxes                                                               371               555
     Net change in operating working capital (net of acquisitions)                    (9,461)          (24,709)
     Other                                                                                14            (1,861)
                                                                              ---------------    --------------
      Total operating activities                                                      39,808            23,854
                                                                              ---------------    --------------

Investing activities:

  Additions to property, plant and equipment                                         (13,663)          (22,469)
  Purchase of businesses                                                             (53,710)         (117,470)
  Proceeds from sale of fixed assets                                                   6,380                 -
  Increase in marketable securities                                                   (3,508)             (817)
  Other                                                                                    -             2,820
                                                                              ---------------    --------------
      Total investing activities                                                     (64,501)         (137,936)
                                                                              ---------------    --------------

Financing activities:

  Net change in short-term borrowings                                                 37,082            59,512
  Repayment of long-term debt                                                        (14,001)           (3,243)
  Additional long-term borrowings                                                          -            73,300
  Repurchases of common stock                                                              -            (8,941)
  Cash dividends paid                                                                 (3,860)           (3,951)
  Proceeds from stock options and other                                                3,209             3,394
                                                                              ---------------    --------------
      Total financing activities                                                      22,430           120,071
                                                                              ---------------    --------------


(Decrease) Increase in cash and cash equivalents                                      (2,263)            5,989

Cash and cash equivalents:

  As of January 1                                                                      9,768               684
                                                                              ---------------    --------------

  As of June 30                                                                       $7,505            $6,673
                                                                              ===============    ==============


                             See accompanying notes.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


Note 1 - Financial Statement Presentation

       The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1999 and the consolidated results of its operations and cash flows for the three and six-month periods ended June 30, 1999 and 1998 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

       The calculation of basic earnings per share for the three and six-month periods ended June 30, 1999 and 1998 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                           Weighted average shares (in thousands) (unaudited)
                                           --------------------------------------------------
                                       Three months ended June 30,       Six months ended June 30,
                                       ---------------------------       -------------------------
                                             1999        1998                1999         1998
                                             ----        ----                ----         ----
   Basic                                   32,329      32,994              32,252       33,000
   Stock option and award plans               775       1,225                 655        1,200
                                              ---       -----                 ---        -----
   Diluted                                 33,104      34,219              32,907       34,200
                                           ======      ======              ======       ======


Note 3 - Acquisitions

       On January 4, 1999, the Company acquired all of the outstanding shares of National Controls Corporation (NCC), a leading U.S. manufacturer of electronic instruments and controls for food service equipment, for approximately $30 million in cash, subject to adjustment.

       On April 30, 1999, the Company acquired substantially all of the assets of Gulton-Statham Transducers (GST), a leading manufacturer of high-accuracy electronic pressure transmitters and transducers for the aerospace and industrial markets, from Mark IV Industries, Inc., for approximately $23 million in cash.

       These acquisitions were accounted for by the purchase method, and accordingly, the results of their operations are included in the Company's consolidated results from their respective dates of acquisition. The estimated goodwill acquired with these businesses is being amortized on a straight-line basis over thirty years. The acquisitions would not have had a material effect on sales or earnings had they been made at the beginning of 1999 or 1998.

       On July 30, 1999, the Company acquired Patriot Sensors and Controls Corporation ("Patriot") from First Atlantic Capital, Ltd. for approximately $70 million in cash. Patriot is a leading manufacturer of position sensors, tank gauges and aviation transducers and will complement the Company's existing sensors product line. Patriot will be included in the Electronic Instruments segment and is expected to

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


have annual sales of approximately $40 million. This acquisition will be accounted for by the purchase method in the third quarter of 1999.

Note 4 - Inventories

       The estimated components of inventory stated at lower of LIFO cost or market are:

                                                          In thousands
                                                 -----------------------------
                                                  June 30,        December 31,
                                                    1999             1998
                                                 ----------       ----------
                                                 (Unaudited)
     Finished goods and parts                      $21,567          $22,118
     Work in process                                25,828           20,554
     Raw materials and purchased parts              49,631           47,158
                                                    ------          -------
                                                   $97,026          $89,830
                                                   =======          =======

Note 5 - Comprehensive Income

       Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three and six-month periods ended June 30, 1999 and 1998:

                                                                        In thousands (Unaudited)
                                                      ------------------------------------------------------------
                                                      Three months ended June 30,        Six months ended June 30,
                                                      ---------------------------        -------------------------
                                                           1999          1998                 1999          1998
                                                           ----          ----                 ----          ----
   Net income                                           $15,564       $15,389              $30,160       $30,273
   Foreign currency translation adjustment               (2,480)        1,141               (7,902)       (1,514)
   Unrealized gain (loss) on marketable
      securities and other                                  793          (447)                 328           548
                                                            ---         -----                  ---           ---
                 Total comprehensive income             $13,877       $16,083              $22,586       $29,307
                                                        =======       =======              =======       =======


Note 6 - Segment Disclosure

       In December 1998, the Company adopted the Financial Accounting Standard Board's Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established new standards for reporting information about operating segments, geographic areas, and major customers. Interim reporting requirements under Statement No. 131 became effective for the first quarter of 1999. At June 30, 1999, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 1998, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three and six-month periods ended June 30, 1999 and 1998 can be found in the table on page 9 in the Management's Discussion & Analysis section of this Report.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

Pending Pronouncements

       In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires recognition of all derivative instruments of fair value in the statement of financial position. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB approved a delay in the effective date of this Statement until January 2001. The Company is continuing to study the future impact of adopting this Statement. Due to the Company's limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

                                  AMETEK, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

       The following table sets forth sales and income by reportable segment, and consolidated operating and pretax income:

                                                                 (Dollars in thousands)
                                              Three months ended June 30,     Six months ended June 30,
                                              ---------------------------     -------------------------
                                                    1999            1998           1999           1998
                                              ----------        ---------     ---------     -----------
   Net sales
   ---------
   Electromechanical                            $122,017        $140,867       $243,681       $277,705
   Electronic Instruments                        109,623         105,230        218,837        210,350
                                                --------        --------       --------       --------
             Consolidated net sales             $231,640        $246,097       $462,518       $488,055
                                                ========        ========       ========       ========

   Operating income and income before income taxes
   -----------------------------------------------
   Electromechanical                             $18,012         $19,836        $35,206        $38,929
   Electronic Instruments                         16,246          14,771         32,745         29,566
                                                 -------         -------         ------        -------
     Total segment operating income               34,258          34,607         67,951         68,495
   Corporate and other                            (4,674)         (5,848)        (9,218)       (11,143)
                                                 -------        --------        -------        -------
     Consolidated operating income                29,584          28,759         58,733         57,352
   Interest and other expenses, net               (5,178)         (4,646)       (11,524)        (9,591)
                                                 -------        --------        -------        -------
     Consolidated income
           before income taxes                   $24,406         $24,113        $47,209        $47,761
                                                 =======         =======        =======        =======

   Operations for the second quarter of 1999 compared with the second quarter of 1998

   Sales for the second quarter of 1999 were $231.6 million, a decrease of $14.5 million or 5.9% compared with the second quarter 1998 when business conditions were quite strong. The Electromechanical Group (EMG) reported lower sales in the second quarter, primarily due to weakness in the Group's European floor-care markets. The Company's Italian motor operations continued to report lower sales impacted by increased competition and adverse conditions in certain of its markets. The EMG sales decrease was offset somewhat by higher sales by the Electronic Instruments Group (EIG). EIG benefited in the second quarter from the sales contributions from recently acquired businesses. National Controls Corporation (NCC) foodservice controls business was acquired in January 1999, and Gulton-Statham transducer (GST) business was acquired at the end of April 1999.

   Segment operating income for the second quarter of 1999 was $34.3 million, down slightly from $34.6 million when compared with the second quarter in 1998. Segment operating income as a percentage of sales increased to 14.8% of sales in the current second quarter from 14.1% of sales in the second quarter of 1998. Second quarter 1999 profit margins in both operating segments benefited significantly from the cost reduction and operational excellence programs initiated in late 1998. The cost reduction activities are ongoing, and include the consolidation and closing of certain

                                  AMETEK, Inc.

   electric motor plants in Europe, the transfer of some of EMG's U.S. motor production to a lower-cost facility in Reynosa, Mexico, as well as workforce reductions and other initiatives to improve operating efficiencies in both business segments. Improved margins from the programs described above were offset slightly by lower margins resulting from the sales decline by EMG's European motor operations. The overall cost savings realized from these actions during the second quarter of 1999 are in line with the Company's initial 1999 cost savings estimate of $14 million in connection with its one-time $8 million pretax charge taken in the fourth quarter of 1998.

   Corporate expenses for the second quarter of 1999 were $4.7 million, or 2.0% of sales, compared with $5.8 million, or 2.3% of sales, for the same quarter of 1998. The decrease was due primarily to corporate cost reduction initiatives which lowered general and administrative expenses. After deducting corporate expenses, consolidated operating income totaled $29.6 million, or 12.8% of sales, compared with $28.8 million, or 11.7% of sales for the 1998 second quarter.

   Interest and other expenses, net were $5.2 million in the second quarter of 1999, compared with $4.6 million for the same quarter of 1998. The higher expense in the current second quarter reflects the absence of a gain from the sale of idle property included in the second quarter of 1998, which more than offset a reduction in interest expense resulting from lower average levels of debt outstanding at a lower effective interest rate.

   Net income for the second quarter of 1999 totaled $15.6 million, or $.47 per share on a diluted basis, compared with net income of $15.4 million, or $.45 per share for the same quarter of 1998. The weighted average shares outstanding on a diluted basis were 33.1 million shares for the second quarter of 1999, compared with 34.2 million shares for the same quarter of 1998. The 1.1 million average share decrease results from repurchases of the Company's common stock in the second half of 1998, and lower dilutive effects from outstanding stock options.

   Segment Results

       Electromechanical Group (EMG) sales totaled $122.0 million in the second quarter of 1999, a decrease of $18.9 million or 13.4% from the same quarter of 1998, when strong market conditions prevailed. The sales decrease was primarily due to softness in the Group's European and Asian floor-care markets, where competitive pricing pressures and weak market conditions continue to affect EMG's Italian motor operations. Sales to the North American floor-care markets maintained the positive trend experienced in the first quarter as a result of the high level of demand in the floor care markets.

       Operating income of EMG was $18.0 million for the second quarter of 1999, a decrease of $1.8 million or 9.2% from the second quarter of 1998. The income decrease was directly related to

                                  AMETEK, Inc.

       the sales decline. However, group operating income as a percentage of sales for the second quarter of 1999 was 14.8%, up from 14.1% margin for the second quarter of 1998. The Group benefited in the current second quarter from lower operating costs in its North American motor operations as a result of the cost reduction actions initiated at the end of 1998. These profitability improvements more than offset the margin decline from the lower sales volume.

       The cost reduction activities in EMG initiated at year-end 1998 continued during the second quarter of 1999. EMG is accelerating transition of its U.S. motor manufacturing to a lower-cost facility in Reynosa, Mexico, which contributed to the 1999 second quarter profitability of the North American motor operations. Cost reduction activities are continuing for EMG's international operations as well. The Group's Italian motor operations have substantially completed the consolidation of two motor plants serving European floor-care markets into a single facility, and the closing of an electric motor plant in Germany is scheduled for completion by the end of the third quarter of 1999. Cost savings realized in the second quarter of 1999 as a result of these initiatives are expected to continue throughout the remainder of 1999.

       In the Electronic Instruments Group (EIG), sales were $109.6 million in the 1999 second quarter, an increase of $4.4 million or 4.2% from the second quarter of 1998. Net sales increased for the Group due to the January 1999 acquisition of NCC, the April 1999 acquisition of GST, and the April 1998 acquisition of the Western Research business. Increased demand for products in the heavy-vehicle instrumentation business also contributed to the sales increase. Sales of aerospace products continued to be strong, but were down slightly from the second quarter of 1998. The sales gains were partially offset by a sales decline in the process instrument businesses due to changes in the sales mix and generally lower demand.

       EIG's operating income for the second quarter was $16.2 million, an increase of $1.5 million or 10% compared with the second quarter of 1998. The Group's operating margins increased to 14.8% of sales in the 1999 second quarter from 14.1% of sales in the 1998 second quarter. The margin improvements were due to the cost reduction activities throughout the group which were initiated in late 1998 and to improved operating efficiencies by the Group's heavy- vehicle and aerospace businesses. Cost savings realized from such activities and operational excellence initiatives included lower labor costs from workforce reductions, and improved supply chain management. The second quarter savings are in line with management's expectations, and such savings are expected to continue throughout the remainder of 1999.

   Operations for the first six months of 1999 compared with the first six months of 1998.

   Net sales for the first six months of 1999 were $462.5 million, 5.2% lower than net sales of $488.1 million reported for the first six months of 1998. Net sales for EMG were down significantly because of lower unit volume shipped in Europe and Asia as a result of continued price and market

                                  AMETEK, Inc.

   competition. EIG sales increased by 4.0% for the comparative period because of incremental sales generated by the recent acquisitions. Sales to heavy vehicle manufacturers remained strong. Without the acquisitions, net sales for EIG would have been lower due largely to changes in the mix of sales and to lower demand.

   New orders for the six months ended June 30, 1999 were $482.3 million, down 4.0% from $502.4 million for the same period in 1998 reflecting the weak market conditions previously mentioned. The order backlog at June 30, 1999 was $243.5 million, compared with $223.8 million at December 31, 1998. The increase was due to the 1999 acquisitions.

   Segment operating income for the first six months of 1999 was $68.0 million, essentially unchanged from the same period in 1998. However, as a percentage of sales, segment operating income rose to 14.7% from 14.0% for the comparable periods. Margins in both operating segments continued the positive trend which began in the first quarter of 1999, benefiting from the cost reduction programs initiated in late 1998.

   After deducting corporate expenses of $9.2 million, consolidated operating income for the first six months was $58.7 million, a $1.3 million increase when compared with the same period in 1998. Reductions in general and administrative expenses under the cost reduction initiatives resulted in the year to year improvement.

   Interest and other expenses were $11.5 million for the first six months of 1999, an increase of $1.9 million from the first six months of 1998. Interest expense decreased by $0.5 million, however, other income decreased by $2.4 million because of lower investment income and lower gains from sales of idle property.

   The effective tax rate at June 30, 1999 was 36.1% compared with 36.6% for the same period in 1998. The lower tax rate resulted from lower pretax income in certain of the Company's foreign operations, which are taxed at rates higher than its U.S. operations, and lower state tax provisions.

   Net income for the first six months in 1999 was $30.2 million, or 92 cents per diluted share, compared with net income of $30.3 million or 89 cents per diluted share for the first six months of 1998. The weighted average shares outstanding on a diluted basis were 32.9 million shares for the first six months of 1999, compared with 34.2 million shares for the same period in 1998. The 1.3 million average share decrease reflects repurchases of the Company's common stock made in the second half of 1998, and lower dilutive effects from outstanding stock options.

                                  AMETEK, Inc.

   Segment Results

       Electromechanical Group ("EMG") sales totaled $243.7 million for the first six months of 1999, a decrease of $34.0 million or 12.3% from a strong six month period in 1998. The sales decrease was primarily due to poor market conditions in the Group's European floor-care markets, where competitive pricing pressures, economic instability in Europe and market competition continue to affect EMG's Italian motor operations. North American sales of floor care and brushless DC motors continued to increase because of strong demand in these markets. Sales of outdoor power equipment declined as end market competition intensified.

       Operating income for the first six months of 1999 was $35.2 million, a decrease of $3.7 million or 9.5% when compared with the same period in 1998. The income decrease was due to the sales decline, however, group operating income as a percentage of sales for the first six months of 1999 was 14.4%, an improvement from the 14.0% margin for the comparable period in 1998. The Group benefited in the current six month period from lower operating costs in its worldwide motor operations as a result of the operational excellence and cost reduction initiatives commenced at the end of 1998. These profitability improvements are expected to continue through the balance of the year.

       EMG is accelerating transition of its U.S. motor manufacturing to a lower-cost plant in Reynosa, Mexico, which contributed to the increase in profitability, during the first half of 1999. By the end of 1999, approximately 40% of EMG's North American motor production for floorcare applications is expected to be from Mexico. Rationalization of plant production capacity continues for EMG's European operations as well.

       In the Electronic Instruments Group ("EIG"), sales were $218.8 million for the first half of 1999, an increase of $8.5 million or 4.0% compared with the same period for 1998. Net sales increased for the Group because of contributions from the January 1999 acquisition of the NCC foodservice controls business, the acquisition of the GST business in late April 1999, and the April 1998 acquisition of the Western Research process instruments business. Sales gains were also reported in the heavy-vehicle instruments business. Lower sales were reported by the remaining businesses in the Group due largely to changes in the sales mix and to overall lower demand.

       EIG's operating income for the first half of 1999 increased to $32.7 million, a $3.1 million or 10.8% increase compared with the first half of 1998. The Group's operating margins increased to 15.0% of sales in the first half of 1999 from 14.1% of sales in the 1998 comparable period. The increased margins were due to improved operating performance, primarily by the Group's heavy-vehicle and aerospace businesses, and to benefits realized in 1999 from the cost

                                  AMETEK, Inc.

       reduction activities initiated in 1998. Savings were realized from lower labor costs and as a result of the Group's operational excellence initiatives directed toward improved supply chain management. The cost savings are expected to continue throughout the remainder of 1999.

   FINANCIAL CONDITION

   Liquidity and Capital Resources

       The Company's working capital at June 30, 1999 was $29.4 million, compared with $33.9 million at December 31, 1998, a decrease of $4.5 million since the beginning of the year. The decrease reflects higher short-term borrowings incurred primarily to fund the purchase price paid for acquisitions since the beginning of the year, offset in part by lower operating working capital requirements.

       Cash provided by operating activities in the first half of 1999 totaled $39.8 million, compared with $23.9 million for the same period in 1998. The increase was due to lower operating working capital requirements, primarily from reduced inventory levels.

       Cash used for investing activities totaled $64.5 million in the first six months of 1999, compared with $137.9 million for the first six months of 1998. The acquisitions of the NCC and GST businesses in the first half of 1999 required cash outlays of approximately $54 million, compared with spending of $117.5 million for new businesses in the same period of 1998. Additions to fixed assets totaled $13.7 million for the first six months of 1999, compared with $22.5 million expended in the comparable period of 1998. The reduced 1999 expenditures were in line with the Company's expectations and reflects lower spending on capacity expansion compared to 1998. First half 1999 investing activities also included cash proceeds of $6.4 million from the sale of idle property.

       Financing activities provided cash of $22.4 million for the first six months of 1999, compared to $120.1 million provided in the same period of 1998. Net short-term borrowings were $37.1 million in the first six months of 1999, which included borrowings under the Company's existing $195 million revolving bank credit facility to fund the 1999 acquisitions. The Company also used cash to repay $14.0 million of its long-term debt. During the first six months of 1998, the Company borrowed $129.6 million, net of repayments, under the same revolving bank credit facility, which was used primarily to fund the 1998 acquisitions. Other major financing activities during the first half of 1998 included expenditures of $8.9 million to repurchase shares of the Company's common stock.

       As a result of all of the activities discussed above, the Company's cash and cash equivalents and short-term marketable securities at June 30, 1999 totaled $18.0 million, compared with $16.9 million at December 31, 1998. The Company also had unused borrowing commitments of $109.8 million under its $195 million revolving bank credit facility available at

                                   AMETEK, Inc

       June 30, 1999. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its liquidity needs.

   YEAR 2000 COMPLIANCE

       The Company has assessed its Year 2000 exposure and determined the potential consequences that Year 2000 problems may have on the Company. As part of its on-going process, the Company continues to review its internal business systems, products and manufacturing processes. The Company also continues to communicate with its significant suppliers, customers and key business partners to determine whether the Year 2000 problem will have a material effect on the Company or such third parties. As part of its company-wide initiative to upgrade business computer systems in many of its operations, the Company has implemented new computer systems that are Year 2000 compliant. As of June 30,1999, substantially all of the Company's operations have completed their Year 2000 compliance review, and where necessary, have upgraded or replaced computer software and hardware with Year 2000 compliant systems. The Company continues to test these systems and is conducting a Year 2000 compliance review for its recently acquired businesses. The Company believes that all of its business systems, products and manufacturing processes will be Year 2000 compliant by the end of the third quarter 1999. Also, the Company has developed contingency plans to address its potential Year 2000 problems, as well as that of its customers, vendors, distributors, and other third parties.

       The Company estimates the total expense to address the Year 2000 problem (excluding the cost of business systems that would have been replaced in any event and capitalized) to be approximately $3.7 million. The costs are being charged to expense as incurred. In 1998 and prior, the Company spent approximately $2.3 million related to its Year 2000 project, and approximately $0.8 million has been spent to date in 1999. Approximately $0.6 million is expected to be expended during the remainder of 1999 and beyond. No planned significant information systems projects have been deferred or delayed to exclusively address the Year 2000 problem.

       Because of multiple uncertainties surrounding the Year 2000 problem, the Company cannot guarantee that normal business operations will not be interrupted because of the Year 2000 problem. In a worst case scenario, if major Year 2000 problems affecting the Company's dependency on third parties are known, or significant new exposures are identified, the Company is prepared to develop additional contingency plans. Although the Company is not currently aware of any such third party issues or significant exposure, an extended interruption of the Company's ability to conduct business due to the effects of the Year 2000 problem could have a material adverse effect on the Company.

                                   AMETEK, Inc

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

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Stockholders of AMETEK, Inc. (the "Company") was held on May 11, 1999. The following matters were voted on at the Annual Meeting:

       1) Election of Directors. The following nominees were elected as directors:

                                                             Number of Shares
                                                ---------------------------------------------
                                                                             Voted against
             Nominee                               Voted for                   or withheld
      -------------------------                 ---------------              -------------
       Sheldon S. Gordon                          28,319,965                     3,840,739
       David P. Steinmann                         28,379,368                     3,781,336

       Of the remaining six board members, three will stand for election in the year 2000, the remaining three members will stand for election in the year 2001.

       2) Approval of 1999 Stock Incentive Plan. The Stockholders voted the 1999 Stock Incentive Plan of AMETEK, Inc. which was adopted and approved by the Board of Directors effective January 27, 1999. There were 22,574,987 shares voted for approval; 2,440,266 shares voted against, 599,680 abstentions, and 6,545,771 shares not voting.

       3) Appointment of Independent Auditors. The Stockholders approved the appointment of Ernst & Young LLP as independent auditors for the Company for the year 1999. There were 28,563,568 shares voted for approval, 101,801 shares voted against, 88,674 abstentions, and 3,406,661 shares not voting.

   Item 6. Exhibits and Reports on Form 8-K

   a)    Exhibits:

         Exhibit
         Number                    Description
         ------                    -----------

           10.1 AMETEK 401(K) Plan for Acquired Businesses, dated May 1, 1999.
           10.2 Fifth Amendment and Consent to the Credit Agreement, dated as of
                July 14, 1999.
           27   Financial Data Schedule *

   b) Reports on Form 8-K: During the quarter ended June 30, 1999, no reports were filed on Form 8-K.

   * Schedule submitted in electronic format only.

                                  AMETEK, Inc.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      AMETEK, Inc.
                                        ----------------------------------------
                                                      (Registrant)

                                        By /s/ Robert R. Mandos, Jr.
                                          --------------------------------------
                                               Robert R. Mandos, Jr.
                                               Vice President & Comptroller
                                               (Principal Accounting Officer)


August 12, 1999