Form 10-Q
period 1999-09-30
AMETEK INC/
filed 1999-11-12
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999

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

    The number of shares of the issuer's common stock outstanding as of the latest practicable date was: Common Stock, $.01 Par Value, outstanding at October 31, 1999 was 32,173,996 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                   PAGE NUMBER
                                                                                   -----------
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statement of Income for
                   the Three and Nine Months Ended September 30, 1999 and
                   1998........................................................         3
              Consolidated Balance Sheet as of
                   September 30, 1999 and December 31, 1998....................         4
              Condensed Consolidated Statement of Cash Flows for
                   the Nine Months Ended September 30, 1999 and 1998...........         5
              Notes to Consolidated Financial Statements.......................         6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................         9

PART II.   OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K................................         16

SIGNATURES....................................................................         17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                  AMETEK, Inc.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                                  Three months ended              Nine months ended
                                                     September 30,                   September 30,
                                              -------------------------       -------------------------
                                                 1999            1998            1999            1998
                                              ---------       ---------       ---------       ---------
Net sales                                     $ 226,258       $ 232,593       $ 688,776       $ 720,648
                                              ---------       ---------       ---------       ---------
Expenses:
   Cost of sales, excluding depreciation        167,150         178,380         517,647         552,346
   Selling, general and administrative           21,452          19,827          59,880          61,324
   Depreciation                                   7,138           7,410          21,998          22,650
                                              ---------       ---------       ---------       ---------
     Total expenses                             195,740         205,617         599,525         636,320
                                              ---------       ---------       ---------       ---------

Operating income                                 30,518          26,976          89,251          84,328
Other income (expenses):
   Interest expense                              (6,512)         (6,152)        (18,399)        (18,520)
   Other, net                                       182             982             545           3,759
                                              ---------       ---------       ---------       ---------
Income  before income taxes                      24,188          21,806          71,397          69,567
Provision for income taxes                        8,594           7,756          25,644          25,244
                                              ---------       ---------       ---------       ---------
Income before extraordinary item                 15,594          14,050          45,753          44,323
Extraordinary loss on early
   extinguishment of debt, net taxes               --            (8,710)           --            (8,710)
                                              ---------       ---------       ---------       ---------
Net Income                                    $  15,594       $   5,340       $  45,753       $  35,613
                                              =========       =========       =========       =========

Basic earnings (loss) per share:
  Income before extraordinary item            $    0.48       $    0.43       $    1.42       $    1.34
  Extraordinary loss on early
   extinguishment of debt                          --             (0.27)           --             (0.26)
                                              ---------       ---------       ---------       ---------
  Net Income                                  $    0.48       $    0.16       $    1.42       $    1.08
                                              =========       =========       =========       =========

Diluted earnings (loss) per share:
  Income before extraordinary item            $    0.47       $    0.42       $    1.39       $    1.31
  Extraordinary loss on early
   extinguishment of debt                          --             (0.26)           --             (0.26)
                                              ---------       ---------       ---------       ---------
  Net Income                                  $    0.47       $    0.16       $    1.39       $    1.05
                                              =========       =========       =========       =========

Average common shares outstanding:
  Basic shares                                   32,466          32,797          32,323          32,932
                                              =========       =========       =========       =========
  Diluted shares                                 33,163          33,740          32,992          34,047
                                              =========       =========       =========       =========

Dividends per share                           $    0.06       $    0.06       $    0.18       $    0.18
                                              =========       =========       =========       =========


                             See accompanying notes.

                                  AMETEK, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                           September 30,        December 31,
                                                               1999                1998
                                                           -------------        ------------
                                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                $   9,602           $   9,768
    Marketable securities                                        9,119               7,085
    Receivables, less allowance for possible losses            155,095             139,199
    Inventories                                                 99,945              89,830
    Deferred income taxes                                       12,745              13,542
    Other current assets                                        10,443               8,416
                                                             ---------           ---------
        Total current assets                                   296,949             267,840
                                                             ---------           ---------

Property, plant and equipment, at cost                         510,856             497,890
    Less accumulated depreciation                             (296,283)           (283,479)
                                                             ---------           ---------
                                                               214,573             214,411
                                                             ---------           ---------

Goodwill, net of accumulated amortization                      236,084             149,219
Investments and other assets                                    67,959              68,355
                                                             ---------           ---------
        Total assets                                         $ 815,565           $ 699,825
                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                              $ 162,461           $  78,334
    Accounts payable                                            58,597              68,345
    Accruals                                                    92,925              87,239
                                                             ---------           ---------
        Total current liabilities                              313,983             233,918

Long-term debt                                                 226,660             226,965

Deferred income taxes                                           25,497              28,141

Other long-term liabilities                                     36,727              36,752

Stockholders' equity:
  Common stock                                                     334                 334
  Capital in excess of par value                                 2,000               4,727
  Retained earnings                                            256,774             216,837
  Accumulated other comprehensive losses                       (26,735)            (20,864)
  Treasury stock                                               (19,675)            (26,985)
                                                             ---------           ---------
                                                               212,698             174,049
                                                             ---------           ---------
        Total liabilities and stockholders' equity           $ 815,565           $ 699,825
                                                             =========           =========

                             See accompanying notes

                                  AMETEK, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                           Nine months ended
                                                                              September 30,
                                                                      ---------------------------
                                                                          1999             1998
                                                                      ---------         ---------
Cash provided by (used for):

  Operating activities:
   Income before extraordinary item                                   $  45,753         $  44,323
     Adjustments to reconcile income before extraordinary item
       to total operating activities:
       Depreciation and amortization                                     28,315            29,104
       Deferred income taxes                                              3,030               797
       Net change in operating working capital                          (18,808)          (13,352)
       Change in other long-term liabilities                                610            (5,326)
       Other                                                             (3,454)           (1,934)
                                                                      ---------         ---------
        Total operating activities                                       55,446            53,612
                                                                      ---------         ---------

  Investing activities:
    Additions to property, plant and equipment                          (19,757)          (36,939)
    Purchase of businesses                                             (123,797)         (115,450)
    Proceeds from sale of fixed assets                                    7,085              --
    Other                                                                (3,114)           (3,064)
                                                                      ---------         ---------
      Total investing activities                                       (139,583)         (155,453)
                                                                      ---------         ---------

  Financing activities:
    Net change in short-term borrowings                                  99,568            61,967
    Additional long-term borrowings                                        --             225,000
    Reduction in long-term borrowings                                   (14,136)         (136,674)
    Debt prepayment premium and new debt issuance cost                     --             (16,177)
    Repurchases of common stock                                            --             (24,836)
    Cash dividends paid                                                  (5,816)           (5,911)
    Proceeds from stock options                                           4,355             3,812
                                                                      ---------         ---------
      Total financing activities                                         83,971           107,181
                                                                      ---------         ---------

(Decrease) increase in cash and cash equivalents                           (166)            5,340

Cash and cash equivalents:
  As of January 1                                                         9,768               684
                                                                      ---------         ---------

  As of September 30                                                  $   9,602         $   6,024
                                                                      =========         =========


                             See accompanying notes.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

Note 1 - Financial Statement Presentation

        The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1999 and the consolidated results of its operations and cash flows for the three and nine-month periods ended September 30, 1999 and 1998 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

        The calculation of basic earnings per share for the three and nine-month periods ended September 30, 1999 and 1998 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                                 Weighted average shares (in thousands) (unaudited)
                                           --------------------------------------------------------------
                                           Three months ended Sept. 30,       Nine months ended Sept. 30,
                                           ----------------------------       ---------------------------
                                            1999                 1998          1999                 1998
                                           ------               ------        ------               ------
Basic                                      32,466               32,797        32,323               32,933
Stock option and award plans                  697                  943           669                1,114
                                           ------               ------        ------               ------
Diluted                                    33,163               33,740        32,992               34,047
                                           ======               ======        ======               ======

Note 3 - Acquisitions

        On January 4, 1999, the Company acquired all of the outstanding shares of National Controls Corporation (NCC), a leading U.S. manufacturer of electronic instruments and controls for food service equipment, for approximately $30 million in cash.

         On April 30, 1999, the Company acquired substantially all of the assets of Gulton-Statham Transducers (GST), a leading manufacturer of high-accuracy electronic pressure transmitters and transducers for the aerospace and industrial markets, from Mark IV Industries, Inc., for approximately $23 million in cash.

          On July 30, 1999, the Company acquired Patriot Sensors and Controls Corporation ("Patriot"), a leading manufacturer of position sensors, tank gauges and aviation transducers, from First Atlantic Capital, Ltd. for approximately $70 million in cash.

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

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 4 - Inventories

        The estimated components of inventory stated at lower of LIFO cost or market are:

                                                         In thousands
                                             -----------------------------------
                                             September 30,          December 31,
                                                  1999                  1998
                                             -------------          ------------
                                              (Unaudited)
Finished goods and parts                        $23,716               $22,118
Work in process                                  25,089                20,554
Raw materials and purchased parts                51,140                47,158
                                                -------               -------

                                                $99,945               $89,830
                                                =======               =======

Note 5 - Comprehensive Income

        Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three and nine month periods ended September 30, 1999 and 1998:

                                                                      In thousands (Unaudited)
                                                  -----------------------------------------------------------------
                                                  Three months ended Sept. 30,          Nine months ended Sept. 30,
                                                  ----------------------------          ---------------------------
                                                    1999               1998               1999               1998
                                                  --------           --------           --------           --------
Net income                                        $ 15,594           $  5,340           $ 45,753           $ 35,613
Foreign currency translation adjustment              2,379              4,321             (5,523)             2,807
Unrealized loss on marketable
  securities and other                                (676)            (2,079)              (348)            (1,531)
                                                  --------           --------           --------           --------
              Total comprehensive income          $ 17,297           $  7,582           $ 39,882           $ 36,889
                                                  ========           ========           ========           ========

Note 6 - Segment Disclosure

          In December 1998, the Company adopted the Financial Accounting Standard Board's (FASB) Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established new standards for reporting information about operating segments, geographic areas, and major customers.

           Interim reporting requirements under Statement No. 131 became effective for the first quarter of 1999. At September 30, 1999, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 1998, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three and nine-month periods ended September 30, 1999 and 1998 can be found in the table on page 9 in the Management's Discussion & Analysis section of this Report.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)



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

Pronouncements Pending Adoption

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires recognition of all derivative instruments of fair value in the statement of financial position. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment to FASB Statement No. 133", approving a delay in the effective date of Statement No. 133 until January 2001. The Company is continuing to study the future impact of adopting this Statement. Due to the Company's limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

Note 8 - Subsequent Event

      On October 1, 1999, the Company entered into a receivables sale agreement through a wholly-owned, special purpose entity ("SPE"), and a receivables sale agreement with a bank whereby it can sell to a third party up to $50 million of its trade accounts receivable. Proceeds of approximately $47 million were received from the sale of accounts receivable on October 1, 1999 under the receivables sales agreement, and were used to reduce short-term borrowings outstanding under the Company's revolving bank credit agreement. Sales of trade accounts receivable to the ultimate third party purchaser will be reflected as a reduction of accounts receivable in future consolidated balance sheets.

      On October 1, 1999, the Company sold a long-term investment for $21 million. The proceeds from the sale were also used to reduce short-term debt. No gain or loss was recognized on the sale.

                                  AMETEK, Inc.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

             The following table sets forth sales and income by reportable segment, and consolidated operating and pretax income:

                                                                    (Dollars in thousands)
                                              -------------------------------------------------------------------
                                              Three months ended Sept. 30,            Nine months ended Sept. 30,
                                              ----------------------------           ----------------------------
                                                1999                1998                1999                1998
                                             ---------           ---------           ---------           ---------
Net sales:
   Electromechanical                         $ 111,529           $ 127,656           $ 355,210           $ 405,361
   Electronic Instruments                      114,729             104,937             333,566             315,287
                                             ---------           ---------           ---------           ---------
   Consolidated net sales                    $ 226,258           $ 232,593           $ 688,776           $ 720,648
                                             =========           =========           =========           =========
Operating income and
   income before income taxes:
   Electromechanical                         $  16,851           $  17,234           $  52,057           $  56,163
   Electronic Instruments                       18,140              14,978              50,885              44,544
                                             ---------           ---------           ---------           ---------
     Total segment operating income             34,991              32,212             102,942             100,707
   Corporate and other                          (4,473)             (5,236)            (13,691)            (16,379)
                                             ---------           ---------           ---------           ---------
   Consolidated operating income                30,518              26,976              89,251              84,328
   Interest and other expenses, net             (6,330)             (5,170)            (17,854)            (14,761)
                                             ---------           ---------           ---------           ---------
     Consolidated income
       before income taxes                   $  24,188           $  21,806           $  71,397           $  69,567
                                             =========           =========           =========           =========

      Operations for the third quarter of 1999 compared with the third quarter of 1998

      Sales for the third quarter of 1999 were $226.3 million, a decrease of $6.3 million or 2.7% compared with the third quarter 1998 sales of $232.6 million. The Electromechanical Group (EMG) reported lower sales in the third quarter, primarily due to continued weakness in the Group's European markets. The Company's International motor operations reported lower sales because of the adverse impact of economic conditions in certain of its markets. The EMG sales decrease was offset partly by higher sales in the Electronic Instruments Group (EIG). When compared to the third quarter 1998, EIG benefited from the sales contributions from recently acquired businesses. National Controls Corporation (NCC) business was acquired in January 1999, Gulton-Statham transducer (GST) business was acquired at the end of April 1999, and Patriot Sensors and Controls (Patriot) business was acquired at the end of July 1999. Without the acquisitions, EIG sales decreased because of some weakening in certain of the aerospace and process instruments markets.

      Total segment operating income for the third quarter of 1999 was $35.0 million, representing a 15.5% operating margin compared with a 13.8% operating margin in the same period last year. Third quarter 1999 operating margins were primarily driven by cost reduction and operational excellence programs initiated in late 1998. The cost reduction activities are ongoing, and include the consolidation and closing of certain electric motor plants, the transfer of a portion of EMG's U.S. motor production to a lower-cost facility in Reynosa, Mexico, as well as workforce reductions

                                  AMETEK, Inc.

      and other initiatives to improve operating efficiencies in both business segments. Improved margins from the programs described above more than offset the impact of the sales decline in EMG's European motor operations.

      Corporate expenses for the third quarter of 1999 were $4.5 million compared with $5.2 million for the same quarter of 1998, primarily due to general and administrative cost reduction initiatives. After deducting corporate expenses, consolidated operating income totaled $30.5 million, or 13.5% of sales, compared with $27.0 million, or 11.6% of sales for the third quarter of 1998.

      Interest and other expenses, net were $6.3 million in the third quarter of 1999, compared with $5.2 million for the same quarter of 1998. The higher expense in the current third quarter reflects an increase in interest expense resulting from higher average levels of debt to finance acquisitions, and lower investment income.

      Net income for the third quarter of 1999 totaled $15.6 million, or $.47 per share on a diluted basis, compared with income of $14.1 million, or $.42 per share for the same quarter of 1998. Including an extraordinary loss, net of taxes, of $8.7 million or $.26 per share, for the early extinquishment of debt, net income for the third quarter of 1998 was $5.3 million or $.16 per share on a diluted basis.

      Segment Results

           Electromechanical Group (EMG) sales totaled $111.5 million in the third quarter of 1999, a decrease of $16.1 million or 12.6% from the same quarter of 1998. The sales decrease was primarily due to softness in the Group's European motor markets where competitive pricing pressures and weak market conditions continue to affect EMG's European motor sales. Sales to the North American motor markets were also lower because of a change in the mix of products sold.

           Operating income of EMG was $16.9 million for the third quarter of 1999, slightly lower than the $17.2 million earned in the third quarter of 1998. Group operating income as a percentage of sales for the third quarter of 1999 was 15.1%, up from 13.5% margin for the third quarter of 1998. The Group benefited in the current third quarter from lower operating costs in its worldwide motor operations as a result of the cost reduction actions initiated at the end of 1998. These profitability improvements more than offset the impact of the lower sales volume.

           The cost reduction activities in EMG initiated at year-end 1998 continued during the third quarter of 1999. EMG is continuing transition of a portion of its U.S. motor manufacturing to a lower-cost facility in Reynosa, Mexico, which continued to contribute to the profitability of the North American motor operations. The Group is also proceeding with the planned closure of a motor manufacturing plant in Cambridge, Ohio. Cost reduction activities are continuing at EMG's international operations as well. Production activity at the Group's motor plant in Germany has ceased and substantially all of its operations have been relocated.

                                  AMETEK, Inc.

           Cost savings realized in the third quarter of 1999 as a result of these initiatives are expected to continue throughout the remainder of 1999.

           In the Electronic Instruments Group (EIG), sales were $114.7 million in the 1999 third quarter, an increase of $9.8 million or 9.3% from the third quarter of 1998. Net sales increased for the Group due to the January 1999 acquisition of NCC, the April 1999 acquisition of GST, and the July 1999 acquisition of Patriot. The Company's aerospace business has been expanded due to the acquisitions of GST and Patriot, however, aerospace business conditions during the third quarter of 1999 were down slightly from peak sales levels of a year ago because of some weakening in certain aerospace markets. Sales for the Company's process instruments business were lower due to changes in the sales mix and lower demand. Customer demand for heavy-vehicle instrumentation continued to be strong.

           EIG's operating income for the third quarter was $18.1 million, an increase of $3.2 million or 21% compared with the third quarter of 1998. The Group's operating margins increased to 15.8% of sales in the 1999 third quarter from 14.3% of sales in the 1998 third quarter. The margin improvements were mainly driven by the cost reduction activities throughout the group which were initiated in late 1998.

      Operations for the first nine months of 1999 compared with the first nine months of 1998

      Net sales for the first nine months of 1999 were $688.8 million, 4.4% lower than net sales of $720.6 million reported for the first nine months of 1998. Net sales for EMG were down significantly because of lower unit volumes shipped in International markets caused by competitive factors in those markets. A change in the mix of U.S. sales also contributed to the sales decline. EIG's net sales increased by 5.8% for the comparative period because of incremental sales generated by the recent acquisitions. Sales of instrumentation to heavy vehicle manufacturers remained strong, a result of increased demand. Without the acquisitions, net sales for EIG would have been lower due largely to changes in the mix of sales and to slightly lower demand in process instruments and aerospace markets.

      New orders for the nine months ended September 30, 1999 were $720.1 million, up 2.0% from $706.0 million for the same period in 1998. The order backlog at September 30, 1999 was $255.1 million, compared with $223.8 million at December 31, 1998. The increases were due to the 1999 acquisitions.

      Total segment operating income for the first nine months of 1999 was $102.9 million, an increase of $2.2 million when compared with the same period in 1998. However, as a percentage of sales, segment operating income rose to 14.9% from 14.0% for the comparable periods. Margins in both operating segments continued the positive trend which began in the beginning of the year, benefiting from the cost reduction programs initiated in late 1998.

                                  AMETEK, Inc.

      Corporate expenses for the first nine months of 1999 were $13.7 million, a decrease of $2.7 million from the same period of 1998. The improvement over 1998 was the result of lower general and administrative expenses under the cost reduction initiatives. After deducting corporate expenses, consolidated operating income for the first nine months was $89.3 million, a $4.9 million increase when compared with the same period in 1998.

      Interest and other expenses were $17.9 million for the first nine months of 1999, an increase of $3.1 million from the first nine months of 1998. Interest expense was relatively unchanged. Despite higher debt levels, interest expense was relatively flat due to lower effective interest rates. However, other income decreased by $3.2 million in the current period because of lower investment income and lower gains from sales of idle properties.

      The effective tax rate at September 30, 1999 was 35.9% compared with 36.3% for the same period in 1998. The slightly lower tax rate resulted from the lower pretax income in certain of the Company's foreign operations, which are taxed at rates higher than its U.S. operations, and lower state tax provisions.

      Net income for the first nine months in 1999 was $45.8 million, or $1.39 per diluted share, compared with income of $44.3 million or $1.31 per diluted share, before an extraordinary item in the prior year period. Including a third quarter 1998 extraordinary after-tax charge of $8.7 million or $.26 per diluted share for the early extinquishment of debt, net income for the nine months of 1998 was $35.6 million or $1.05 per diluted share. The weighted average shares outstanding on a diluted basis were 33.0 million shares for the first nine months of 1999, compared with
      34.0 million shares for the same period in 1998. The 1.0 million average share decrease reflects repurchases of the Company's common stock made in the second half of 1998, and lower dilutive effects from outstanding stock options.

      Segment Results

           Electromechanical Group ("EMG") sales totaled $355.2 million for the first nine months of 1999, a decrease of $50.2 million or 12.4% from the same nine month period in 1998. The sales decrease was primarily due to weak market conditions in Europe and Asia, where major competitive pricing pressures continue to affect EMG's motor operations. North American sales of floor care motors continue to lag when compared to the first nine months of 1998 because of a change in the mix of products sold. However, sales of brushless DC motors continue the positive trend of the first half of 1999.

           Operating income for the first nine months of 1999 was $52.1 million, a decrease of $4.1 million or 7.3% when compared with the same period in 1998. The income decrease was due to the sales decline in the Company's international markets. Group operating income, however, as a percentage of sales for the first nine months of 1999 was 14.7%, an improvement from the 13.9% margin for the comparable period in 1998. The Group benefited in the current nine month period from lower operating costs in its worldwide motor operations as a result of the

                                  AMETEK, Inc.

           cost reduction and operational excellence initiatives commenced at the end of 1998. These same initiatives and the transition of a portion of its motor production to a lower cost facility in Mexico improved margins significantly in North America. The Company will continue to rationalize manufacturing, and plans to close its motor manufacturing plant in Cambridge, Ohio in the near term. By the end of 1999, approximately 40% of EMG's North American motor production for floorcare applications is expected to be from Mexico. Plant relocation and rationalization activities in Europe are essentially complete. The cost savings are expected to continue through the remainder of the year.

           In the Electronic Instruments Group ("EIG"), sales were $333.6 million for the first nine months of 1999, an increase of $18.3 million or 5.8% compared with the same period for 1998. Net sales increased for the Group because of contributions from the January 1999 acquisition of the NCC business, the acquisition of the GST business in late April 1999, the July 1999 acquisition of Patriot, and the April 1998 acquisition of the Western Research process instruments business. Heavy-vehicle instruments business remained strong because of robust market conditions for heavy trucks. However, without the acquisitions, lower sales were reported by the process instruments and aerospace businesses in the Group due largely to changes in the sales mix and to overall lower demand.

           EIG's operating income for the nine months of 1999 increased to $50.9 million, a $6.3 million or 14.2% increase compared with the nine months of 1998. The Group's operating margins increased to 15.3% of sales in the first nine months of 1999 from 14.1% of sales in the 1998 comparable period. In addition to profit margin contributions by the acquired businesses, margin improvement came as a result of the Group's efficient operating performance. Savings were realized from reduced employment levels and as a result of the Group's operational excellence initiatives directed toward improved supply chain management. The cost savings are expected to continue throughout the remainder of 1999.

      FINANCIAL CONDITION

      Liquidity and Capital Resources

           At September 30, 1999, current liabilities exceeded current assets by $17.0 million because of higher short-term borrowings incurred primarily to fund the purchase price paid for acquisitions since the beginning of the year. At December 31, 1998, current assets exceeded current liabilities by $33.9 million. Since September 30, 1999, the Company has repaid approximately $67.0 million of its short-term debt, through a new accounts receivable sale agreement, and from the sale of an investment, (see Note 8, to the consolidated financial statements).

           Cash provided by operating activities in the first nine months of 1999 totaled $55.4 million, compared with $53.6 million for the same period in 1998. The improvement is primarily attributable to the increase in income from operations.

                                  AMETEK, Inc.

           Cash used for investing activities totaled $139.6 million in the first nine months of 1999, compared with $155.5 million of cash used for the first nine months of 1998. The acquisitions of the NCC, GST, and Patriot businesses in 1999 required cash outlays of approximately $124 million, compared with spending of $115.5 million for new businesses in the same period of 1998. Additions to fixed assets totaled $19.8 million for the first nine months of 1999, compared with $36.9 million expended in the comparable period of 1998. The reduced 1999 expenditures were in line with the Company's expectations and reflects lower spending on capacity expansion compared to 1998. Total 1999 capital spending is expected to be significantly lower than the $49.8 million expended in 1998.

           Financing activities provided cash of $84.0 million for the first nine months of 1999, compared to cash provided of $107.2 million for the same period of 1998. Net short-term borrowings totaled $99.6 million for the nine months ended September 30, 1999, the proceeds of which were used primarily to fund acquisitions in 1999. The Company also used cash to repay $14.1 million of its long-term debt and make dividend payments of $5.8 million, and received proceeds from stock options of $4.3 million. During the first nine months 1998, net short-term borrowings provided cash of $62.0 million and proceeds from a debt offering provided $225.0 million, a portion of which was used to pay down $136.6 million of its long-term debt. Other major financing activities during the first nine months of 1998 included expenditures of $16.2 for debt prepayment premium and new debt issuance cost, $24.8 million to repurchase shares of the Company's common stock, dividend payments of $5.9 million and cash proceeds received from stock options of $3.8 million.

           As a result of all of the activities discussed above, the Company's cash and cash equivalents and short-term marketable securities at September 30, 1999 totaled $18.7 million, compared with $16.9 million at December 31, 1998. The Company's total debt as a percentage of capitalization was 64.7% at September 30, 1999, compared to 63.7% at December 31, 1998. At September 30, 1999, the Company also had unused borrowing commitments of $48.3 million under its $195 million revolving bank credit facility. Since September 30, 1999, the Company's unused borrowing commitment increased to $115.3 million with recent repayment of $67 million of its short-term debt. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its liquidity needs.

      YEAR 2000 COMPLIANCE

           The Company has assessed its Year 2000 exposure and determined the potential consequences that Year 2000 problems may have on the Company. As part of its on-going process, the Company continues to review its internal business systems, products and manufacturing processes. The Company also continues to communicate with its significant suppliers, customers and key business partners to determine whether the Year 2000 problem will have a material effect on the Company or such third parties. As part of its company-wide initiative to upgrade business computer systems in many of its operations, the Company has implemented

                                  AMETEK, Inc.

           new computer systems that are Year 2000 compliant. As of September 30, 1999, substantially all of the Company's operations have completed their Year 2000 compliance review, and where necessary, have upgraded or replaced computer software and hardware with Year 2000 compliant systems. The Company continues to test these systems and has completed a Year 2000 compliance review for its recently acquired businesses. The Company believes all of its business systems, products and manufacturing processes will be Year 2000 compliant by the end of November 1999. Also, the Company continues to develop contingency plans to address its potential Year 2000 problems, as well as that of its customers, vendors, distributors, and other third parties.

           The Company estimates the total expense to address the Year 2000 problem (excluding the cost of business systems that would have been replaced in any event and capitalized) to be approximately $3.7 million. The costs are being charged to expense as incurred. Prior to 1999, the Company spent approximately $2.3 million related to its Year 2000 project, and most of the remaining $1.4 million has been spent to date in 1999. No planned significant information systems projects have been deferred or delayed to exclusively address the Year 2000 problem.

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

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits:
          Exhibit
           Number                      Description

           10.1 Receivables Purchase Agreement dated as of October 1, 1999 among AMETEK, Inc., Rotron Incorporated and AMETEK Receivables Corp.

           10.2 Receivables Sale Agreement dated as of October 1, 1999 among AMETEK Receivables Corp., AMETEK, Inc., ABN AMRO Bank N.V., and Amsterdam Funding Corporation.

           10.3       AMETEK, Inc. Deferred Compensation Plan

           27         Financial Data Schedule *

b) Reports on Form 8-K: During the quarter ended September 30, 1999, no reports were filed on Form 8-K.

*  Schedule submitted in electronic format only.

                                  AMETEK, Inc.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AMETEK, Inc.
                                    ---------------------------------------
                                                 (Registrant)




                                    By   /s/ Robert R. Mandos, Jr.
                                         ----------------------------------
                                             Robert R. Mandos, Jr.
                                             Vice President & Comptroller
                                             (Principal Accounting Officer)


November 12, 1999