Form 10-K405
period 1999-12-31
AMETEK INC/
filed 2000-03-10
CIK 1037868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-12981
                            ------------------------

                                  AMETEK, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                                           14-1682544
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

               37 NORTH VALLEY ROAD                                     19301-0801
                    BUILDING 4                                          (ZIP CODE)
                   P.O. BOX 1764
                     PAOLI, PA
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (610) 647-2121
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
       COMMON STOCK, $.01 PAR VALUE (VOTING)          NEW YORK STOCK EXCHANGE PACIFIC EXCHANGE, INC.
            7.20% SENIOR NOTES DUE 2008                                    NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:          NONE
                                                             (TITLE OF EACH CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO []

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000, was $521,011,069.

     The number of shares of common stock outstanding as of February 29, 2000, was 31,919,058.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 9, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AMETEK, INC.

                          1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                        PAGE(S)
                                                                        -------
                                    PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    11
Item 3.   Legal Proceedings...........................................    11
Item 4.   Submission of Matters to a Vote of Security Holders.........    11
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    11
Item 6.   Selected Financial Data.....................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    23
Item 8.   Financial Statements and Supplementary Data.................    24
Item 9.   Change in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    49
                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........    49
Item 11.  Executive Compensation......................................    49
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    49
Item 13.  Certain Relationships and Related Transactions..............    49
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    49
Signatures............................................................    50
Index to Exhibits.....................................................    51

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     AMETEK, Inc. ("AMETEK" or the "Company") was incorporated in Delaware in 1986 and maintains its principal executive offices in suburban Philadelphia at Station Square, Paoli, PA 19301. The Company is the successor to AMETEK, Inc., which was originally incorporated in Delaware in 1930 under the name of American Machine and Metals, Inc. (Old Ametek). AMETEK is a leading global manufacturer of electronic instruments and electrical motors with operations in North America, South America, Europe, and Asia. Approximately one-third of 1999 sales were to international markets.

     On July 31, 1997, Old Ametek distributed to its shareholders all of the shares of AMETEK, which at that time owned all of the Old Ametek's businesses other than its water filtration business. Old Ametek (which then held only the water filtration business) was merged immediately thereafter with a subsidiary of Culligan Water Technologies, Inc., ("Culligan") in exchange for shares of common stock of Culligan which were issued to the shareholders of Old Ametek.

PRODUCTS AND SERVICES

     The Company markets its products worldwide through two operating groups, the Electronic Instruments Group ("EIG") and the Electromechanical Group ("EMG"). EIG builds technologically advanced monitoring, sensing, calibration, and display devices for the aerospace, heavy vehicle and process industries. EMG is the world's largest manufacturer of air-moving electric motors for vacuum cleaners and other floor-care products, and a preeminent producer of brushless air-moving motors for aerospace, mass-transit, medical and computer markets. It also produces specialty metals for the electronics, telecommunications, consumer, automotive and other markets. The Company continues to grow through acquisitions focused on niche markets in instrumentation, technical motors and specialty metal sectors.

COMPETITIVE STRENGTHS

     Management believes that the Company has several significant competitive advantages which assist it in sustaining and enhancing its market positions. The Company's principal strengths include:

     Significant Market Share. The Company maintains significant market shares in many of its targeted niche markets, because of its ability to produce and deliver the highest-quality products at the lowest possible cost, consistently and on time. In the EIG segment, the Company maintains significant positions in many of its niche market segments within the aerospace, heavy-vehicle, and process instrument markets. In the EMG segment, the Company is the world's largest manufacturer of air-moving electric motors for the global floor-care market. Management believes that the Company's significant market share, coupled with its newest motor plants, which combine advanced technology and lower cost, play key roles in accelerating the trend of customers outsourcing their motor production to AMETEK.

     Technological and Development Capabilities. AMETEK believes it has certain technological advantages over its competitors, that allow it to maintain leading market shares by developing innovative products. The Company has historically grown its business by extending its technical expertise into the manufacture of customized products for its customers. EIG competes in specialized instrumentation markets, including process measurement, heavy-vehicle dashboard and aerospace instruments, primarily on the basis of product innovation. An example of this innovation has been demonstrated with the Company's leverage of its core competency in jet engine temperature sensors to design a flame-sensor system for a broad range of industrial and utility applications including land-based gas turbines. The Company believes that its reputation for technological innovation, service and reliability also led to its successful strategic alliance with Honeywell, Inc., one of the aviation industry's top suppliers of integrated avionics. EMG focuses on enhancing motor-blower cost-performance through advances in power, efficiency, weight and quieter operation. The Company believes that EMG's technical leadership has helped to create a broad range of product features that have opened new markets, such as outdoor power equipment.

     Efficient and Low-Cost Manufacturing Operations. The Company's competitive cost position is a significant advantage in growing its global market share. The Company has established motor plants in China, the Czech Republic, Mexico and Brazil to lower manufacturing costs and achieve strategic proximity to customers, enhancing its ability to increase international sales and market share. Furthermore, strategic acquisitions, joint ventures and alliances in Europe, North America and Asia have resulted in additional synergies and cost savings through the consolidation of operations, new product lines and distribution channels, and low-cost manufacturing operations benefiting both operating groups.

     Experienced Management Team. Another important component of the Company's recent success has been the continued strength of its management team and its commitment to the performance of the Company. In September 1999, the Company's President was named its Chief Executive Officer, completing a management transition. The previous Chief Executive Officer continues as Chairman of the Board. In October 1999, the management of EIG was broadened to capitalize on the growth opportunities within EIG. Over the past several years, the Company has made measurable advances in its operational excellence initiatives, including self-directed work teams and expanded colleague participation. AMETEK's senior management has extensive experience in its businesses and is financially committed to the Company's success through Company stock ownership requirements based on a set of salary multiples established by the Company.

BUSINESS STRATEGY

     AMETEK's objectives are to increase the Company's earnings growth and financial returns through a combination of operating and financial strategies. Operational strategies include business acquisitions and cost reduction programs designed to achieve double-digit annual percentage growth in earnings per share and a superior return on total capital. Financial strategies have included public debt issuance, bank debt refinancing and share repurchases. AMETEK's strong commitment to continuing earnings growth led the Company to accelerate the implementation of certain cost reduction programs at the end of 1998 to achieve its best-cost objectives. The Company's long-term growth strategy consists of the following four elements:

     Strategic Acquisitions and Alliances. In 1999, acquisitions played an important role in driving the growth of the Company. AMETEK completed four strategic acquisitions in 1999. These businesses, with combined annualized sales of $120 million, extended AMETEK's technology base, market channels and product offering. Since mid-1997, the Company has completed eleven acquisitions, adding approximately $270 million in annualized net sales. Through these and many prior acquisitions, the Company's management team has gained considerable experience in successfully acquiring and integrating businesses. The Company intends to continue to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth (see Recent Acquisitions).

     Global and Market Expansion. AMETEK's largest international presence is in Europe where it holds a leading market position through EMG. Through both Groups, the Company's manufacturing operations in Denmark, Italy, the Czech Republic and the United Kingdom offer AMETEK design and engineering capability, product line breadth and enhanced European distribution channels while it continues to lower its production costs. Growth in Mexico and Asia have resulted from the opening and expansion of low-cost production electric motor plants in Reynosa, Mexico, and Shanghai, China, coupled with a direct sales and marketing presence in Singapore and the continuing success of AmeKai - the Company's joint venture in China and Taiwan that manufactures low-cost pressure gauges for world markets, that was formed in 1995. During 1999, AMETEK participated in the supply of instruments to an unprecedented number of large international petrochemical projects due in large part to the Company's international sales channel which has developed in recent years. To broaden its geographic market expansion, in August 1999, the Company completed its first phase in the establishment of a motor manufacturing plant in Brazil to service that country and the rest of South America. Limited assembly operations began in the third quarter of 1999.

     New Product Development. The Company seeks to improve its current market position and enter complementary markets through its product development programs which are focused on all differentiated businesses. In the EIG segment, the Company applies concurrent engineering to develop specialized products for the markets in which it competes. In 1999, EIG introduced a new quartz crystal moisture analyzer, which monitors industrial and process gases in research laboratories, gas suppliers and petrochemical producers. The Group has teamed with a world leading capital equipment supplier to the semiconductor industry to produce and market a new product for monitoring oxygen in rapid thermal processing applications. The Group also introduced a new aircraft interface unit for conversion and consolidation of analog, digital and discrete data, designed to allow new avionics to work with existing sensors. EIG continued its alliance with Honeywell in 1999, providing key components in a new vertical separation altimeter for business jets and general aviation that satisfies new dual altimetry system requirements. EIG's new INTERLINK(TM) Multiplex Instrument System, now in full-scale production, also gives our heavy-vehicle instruments customers the flexibility of quickly interchangeable gauges with diagnostic maintenance reporting. The EMG segment's new product development focuses on enhancing motor-blower cost-performance through advances in power, efficiency, weight and quieter operations. Towards this end, late in 1998 the Company introduced the INFIN-A-TEK(TM) line of motor-blowers, the first switched reluctance electric motor-blowers for the floor-care market, and continues its growth in the outdoor power equipment market with its World Lamination(TM) motor design and its WorldLamb(TM) cup-style motor-blowers.

     Operational Excellence. The Company seeks to further improve its current market position and maintain its low cost position through a continuation of its operational excellence strategy. The Company believes its dedication to focusing on flow manufacturing, participative management culture, operating efficiency and asset management increases the Company's manufacturing quality, return on operating assets and customer satisfaction while significantly shortening production cycle times and lowering its operating and administrative costs. This strategy has served to strengthen the Company's competitive position across all of its business lines, and has assisted in the successful integration of acquired companies.

     The Company's technology alliances with certain of its customers also has increased sales growth through product line expansion and new product development programs, while international alliances such as AmeKai in China and Taiwan has provided further low-cost international manufacturing sources. The Company intends to continue to pursue strategic acquisitions and alliances to increase sales growth which, over time, are expected to achieve a superior return on assets. The Company will focus on acquiring differentiated businesses, which have a leadership position in the niche markets they compete in.

1999 OVERVIEW

OPERATING PERFORMANCE

     In 1999 AMETEK achieved its sixth consecutive year of double-digit percentage growth in income and earnings per share from continuing operations despite difficult conditions in the Company's international motor markets. Cost reduction initiatives and the contribution of acquired companies were the primary drivers of this strong performance.

     The Company achieved records in operating income, net income, and diluted earnings per share from continuing operations.

SALE OF ACCOUNTS RECEIVABLE

     On October 1, 1999, the Company entered into a three-year accounts receivable sale agreement for up to $50 million of its trade accounts receivable. The facility provides an additional source of capital at an overall lower cost. At December 31, 1999, $44 million of the $50 million facility had been utilized.

SHARE REPURCHASE PROGRAM

     Under the Company's current $50 million share repurchase authorization the Company purchased 492,000 shares of its common stock in 1999. Subsequent to year-end 1999, the Company repurchased an additional 83,000 shares. The total cost of the share repurchases was $10.9 million. Approximately $27 million is available for share repurchases under the current Board of Directors authorization.

RECENT ACQUISITIONS

     In January 1999, the Company acquired National Controls Corporation ("NCC") for approximately $30 million in cash. NCC is a leader in electronic instrumentation and controls for foodservice equipment. NCC's product technology is directly related to that of similar products produced by EIG's Dixson Division.

     AMETEK acquired the assets of Gulton-Statham Transducers ("GST") in April 1999 for approximately $23 million in cash from Mark IV Industries, Inc. GST is a leading manufacturer of transmitters and transducers used in aerospace and industrial applications. This acquisition expanded the Company's technology and product base for these markets.

     In July 1999, AMETEK acquired Patriot Sensors and Controls Corporation ("Patriot") for approximately $70 million in cash. Patriot manufactures position sensors for factory automation and tank level measurement for the process industry, and transducers and accelerometer instrumentation for the aerospace industry. The aerospace portion of the Patriot business has been consolidated with the GST business. The process instrumentation portion of Patriot is a stand-alone business unit within the Sensor Technology Division of EIG, discussed below.

     In December 1999, AMETEK acquired Drexelbrook Engineering Company ("Drexelbrook") for approximately $24 million in cash. Drexelbrook designs and manufactures point level and continuous level measurement and control devices, employing capacitance/radio frequency and ultrasonic technologies. Drexelbrook has been combined with the Patriot Sensors business unit to form the AMETEK Sensor Technology Division. The combination of these two businesses gives AMETEK a wide range of technology and complementary market channels.

RECENT DEVELOPMENTS

     In August 1999, the Company announced that it intended to sell its Chemical Products Division ("CPD"). CPD consists of the Westchester Plastics and Haveg business units of the Company. Although there were a number of interested potential buyers, adequate value to AMETEK's shareholders was not achieved. As a result, the Company has decided to retain CPD.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS, FOREIGN OPERATIONS, AND EXPORT SALES

     Reportable segment and geographic information are shown on pages 45 and 46 of this report.

     One of the Company's four growth strategies is global & market expansion, which is subject to certain risks that are inherent in conducting business outside the United States. Those include fluctuation in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political and regulatory policies of the countries in which business is conducted. The Company's high level of foreign sales has resulted from a combination of export sales of products manufactured in the United States, sales from overseas operations, and sales resulting from strategic alliances.

NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS AND SERVICES

     The products and markets of each operating segment are described below:

  EIG

     EIG applies its specialized market focus and superior technology to produce monitoring, calibration, and display instruments for the aerospace, process, and heavy-vehicle industries, as well as certain chemical and industrial products.

     EIG's growth is based on its acquisition program, coupled with its competitive advantages that include designing products for specific customer applications, which are significantly different from, or technologically ahead of competitive products. EIG has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, and workforce reductions. EIG is among the leaders in many of the specialized markets it serves, including aerospace fuel-flow meters, heavy-vehicle instrument panels, oxygen analyzers, level measurement products, and pressure gauges. About 25% of 1999 sales were to markets outside the United States.

     EIG employs approximately 3,800 people, of which approximately 600 are covered by collective bargaining agreements. It has 26 manufacturing facilities:
20 in the United States, 5 in Europe and one in Canada.

     Aerospace Market and Product Line

     Approximately 32% of EIG revenues are from the sale of aerospace products, including airborne data systems, turbine engine temperature measurement products, vibration-monitoring systems, indicators and displays, fuel and fluid measurement products and sensors, switches, cable harnesses and transducers. Its customers are the leading producers of airframes and jet engines for commercial airlines and aircraft operators. EIG serves all segments of commercial aerospace, including helicopters, business jets, commuter aircraft, and commercial airliners. It also serves, in a limited capacity, the aerospace aftermarket. Customer support includes parts warehousing and maintenance programs. Aerospace products are designed to customer specifications at design centers in Sellersville, PA, Wilmington, MA, and Costa Mesa, CA, and are manufactured to stringent operational and reliability requirements. Manufacturing operations are located in Binghamton, NY, Wilmington, MA, and Costa Mesa, CA. A repair and maintenance facility is located in Seattle, WA.

     The aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. It's 50 plus years of experience as an aerospace supplier and its long-standing customer relationships with global commercial aircraft OEMs are significant competitive advantages. Among other aircraft, its newest products are in service on the Boeing B777 airliner, the Bombardier Global Express business jet and the Agusta 109 helicopter. The July 1999 acquisition of Patriot Sensors and Controls, along with the April 1999 acquisition of Gulton-Statham ("GST"), complement and expand EIG's core sensor and transducer product line used in a wide range of industrial and aerospace applications.

     Process and Analytical Instruments Market and Product Line

     Approximately 42% of EIG sales are process measurement, calibration, test and analytical instruments. These include pressure gauges and transducers; oxygen, moisture, combustion and liquid analyzers, and emission monitors; force measurement products; electronic pressure sensors and transmitters, and level measurement devices. The focus is on the process industry, which includes refinery and petrochemical plants, power generation, specialty gas, water and waste treatment, natural gas distribution, and semiconductor fabrication. The 1998 acquisition of the Western Research business complemented EIG's existing product lines servicing the industrial process control and air emissions monitoring markets, as well as provide new products for monitoring sulfur emissions where AMETEK is already a world leader. The 1999 acquisition of Drexelbrook and Patriot Sensors expands AMETEK's level measurement instrumentation business. Drexelbrook and Patriot Sensors will operate as separate units of a new Division within EIG - AMETEK Sensor Technology Division. EIG is one of the leaders in the North American pressure gauge market, which has been adversely affected by low-cost offshore products. EIG has addressed this issue through a 50%-owned joint venture that manufactures low-cost pressure gauges in China and Taiwan, where the joint venture also markets those products. EIG is refocusing its domestic manufacturing on more advanced pressure measurement products.

     EIG's Mansfield & Green product line which is combined with the Chatillon and Lloyd Instruments product lines form the Test and Calibration Instruments (T&CI) Division, positioning itself for global expansion in the $800 million force measurement market. T&CI manufactures a comprehensive line of force-measurement and material testing devices in the United States and Europe, including hand-held gauges, electronic instruments and test stands. It also provides analytical software and support services. T&CI's products are marketed worldwide under the Chatillon, Lloyd, Erichsen, and Davenport brand names through a global network of distributors, sales representatives, and direct sales.

     Heavy-Vehicle and Food Instrumentation Market and Product Line

     Approximately 20% of EIG sales are electronic and electromechanical instruments and instrument panels for heavy vehicles, and the food instrumentation market. New products, acquisitions, and the addition of construction and agricultural vehicle markets have increased the markets served. The Dixson business provides EIG with a lead position in the U.S. heavy-truck instrument market and increased market share in other heavy-vehicle instrument segments, including agricultural, construction, and off-road vehicles.

     Dixson has a market position in Europe, and product development capabilities in solid-state instruments that primarily monitor engine-operating parameters. It also has a leading position in the food service instrumentation business as a result of the January 1999 acquisition of the NCC business. This business fits strategically with the custom electronic controls produced by Dixson for heavy-vehicle, foodservice, and industrial markets. NCC is a leading source for stand-alone and integrated timing controls for the foodservice industry.

     Chemical and Industrial Markets and Product Line

     The product line of this business includes silicas, phenolic resins, and Teflon(R) (a registered trademark of DuPont) polymer products for high-temperature and highly corrosive applications and heat exchangers. Product applications include protective welding curtains and products for the filtering of molten metal. EIG also is a custom compounder of specialty resins and thermoplastics with enhanced properties, such as fire retardance and improved adhesion. Markets include electronics, automotive parts, appliances, and telecommunications.

     Customers

     EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on the EIG's operations. Approximately 26% of EIG's 1999 sales was made to its five largest customers.

  EMG

     EMG is the world's largest producer of high-speed, air-moving electric motors for OEMs of floor-care products. The design and manufacture of small vacuum motors with fans rotating at high speeds requires advanced manufacturing technology. EMG addresses complex motor-blower dynamics including heat, noise, vibration, and wear, in designing its customized products. The Group's Rotron Division is the world leader in the fast-growing brushless DC motor market. EMG also produces specialty metal products used in the electronics, telecommunications, consumer, automotive, and other markets. EMG has a leading market share for its electric motors in North America and Western Europe and a growing share in the Pacific Rim. It has expanded its operations worldwide by leveraging manufacturing and technological expertise developed over many years.

     EMG also has developed its business by extending its technological expertise in manufacturing high-speed, air-moving electric motors to a variety of targeted markets, with its primary focus currently on the floor-care market and small appliances. EMG has formed alliances with OEM customers to design and manufacture cost-effective products for numerous floor-care applications. EMG also is using its technological and marketing expertise to further penetrate new markets, such as the outdoor power equipment market, where it is establishing alliances with major customers.

     To achieve further global expansion, EMG is building on its market leadership in the floor-care markets of North America and Europe through initiatives in Eastern Europe, Latin America, and the Pacific Rim. Electric motor production operations are in China, Mexico, the Czech Republic and Brazil, which began contributing to production capacity late in 1999. Those expanding operations are focusing first on reducing costs, and on expanding global markets. About 40% of EMG's 1999 sales were to customers outside the United States.

     EMG employs approximately 3,700 people, of whom approximately 1,700 are covered by collective bargaining agreements. It has 15 manufacturing facilities:
9 in the United States, 2 in Italy, and one each in China, the Czech Republic, Mexico and Brazil. In 1999 as part of its cost reduction initiatives, the Company completed the previously announced consolidation of two of its Italian motor plants, that served the floor-care market, with the consolidation of that operation into its existing motor plants in the Czech Republic and Italy, along with the closing of the motor plant in Germany, and the closure of its Cambridge, Ohio plant in the first quarter of 2000. EMG's flexible production lines are designed for low-cost, high-volume operations. The Group produced approximately 22 million motors in 1999, down slightly from the 1998 production level. Advanced technological resources enable EMG to provide its customers with custom-designed products.

     Floor-Care Market and Product Line

     About 53% of EMG sales are to floor-care markets, where it has the leading share through sales of air-moving electric motors to most of the world's major floor-care OEMs. The customers include vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor-care products, ranging from hand-held, canister, and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

     A portion of sales initiatives in the floor-care business has been directed toward marketing products to vertically integrated vacuum cleaner manufacturers that decide to outsource all or part of their motor production to realize the economic and operational advantages of reducing or discontinuing their own motor production. By purchasing motors from EMG, vacuum cleaner manufacturers can reduce the otherwise substantial capital investment necessary to manufacture motors for rapidly changing consumer demands. The global consumer trend toward owning multiple floor-care products increases the variety and frequency of these investments by OEMs, which are striving to operate more cost-effectively.

     EMG's new product development focuses on enhancing motor-blower cost-performance through advances in power, efficiency, size, weight, and quieter operation. EMG's INFIN-A-TEK(TM) motor-blower, introduced in 1998, is the first switched reluctance electric motor-blower for the floor-care market.

     EMG has a significant position in the European floor-care market. The electric motors it produces in Italy and the Czech Republic are similar to those produced in the United States.

     Brushless Motor Market and Product Line

     EMG's brushless motors are used in computer equipment, business machines, and medical equipment. Brushless motors offer spark-free commutation and high reliability. They are increasingly utilized in medical and other applications in which long life and speed control is important. The 1998 acquisition of the Rotron motor business and its integration with the Technical Motor Division to form AMETEK Rotron, has added to AMETEK's already strong core competency in brushless air-moving motors. With Rotron, AMETEK now has significant growth opportunities in the expanding brushless motor market. Continuing product developments include the use of brushless motors in systems designed to assist patients with sleep breathing disorders, hospital air-mattresses, and gasoline fume-recovery systems used by gas stations, as well as electronic power devices for the military, mass-transit, and aerospace markets. In 1999 EMG's Rotron Division launched its DurA-tek(TM) motor, a three-inch drop-in replacement for brush-type motors. It also introduced a redesigned line of MICRO-Jammer(TM) motor blower and an enhanced version of the MINIJAMMER(TM) brushless DC motor-blower for medical devices, dental equipment, business machines and a host of commercial applications.

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

     Specialty Metals Markets and Product Line

     The Specialty Metals business manufactures high-purity, engineered metal powders, high-purity strip and wire from metal powders, and clad products, with specific metallurgical properties. Its niche market focus is based upon proprietary manufacturing technology and strong customer relations. The 1998 acquisition of the Darmet product lines expanded EMG's product line of nickel and copper-based wire alloys, and added to the Company's capabilities in the manufacturing of specialty wire for electronic, communication, and computer applications. The Company has also expanded its product line of metal matrix composites, which are used in thermal management applications for electronics products by acquiring an exclusive license to produce composites of silicon-carbide aluminum in the United States. Other new product developments include patented Ultra(TM) stainless steel metal powders and copper-based Spinodal(TM) alloys. Markets served by the business include electronics, telecommunications, automotive, consumer products, and energy production.

     Customers

     EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG's operations. Approximately 17% of EMG's sales for 1999 were made to its five largest customers.

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

     In the markets served by EIG, the Company believes that it is one of the world's largest pressure gauge manufacturers, ranks among the leading U.S. producers of certain measuring and control instruments, and is the leading manufacturer in the U.S. heavy vehicle instrumentation market. It also is one of the leading instrument and sensor suppliers to commercial aviation. Competition is strong and could intensify for certain EIG products especially in the Company's pressure gauge and heavy vehicle instrumentation businesses. Both of these businesses have several strong competitors. In the process and analytical instruments markets, numerous companies in each specialized market compete on the basis of product quality, performance, and innovation. The Company's aerospace business has a number of diversified competitors, which vary depending on the specific market niche. For EIG's chemical and industrial products, competition mainly comes from producers of substitute materials.

     EMG's primary competitors in the U.S. floor-care market are few. However, competition is increasing from Asian motor manufacturers who serve the U.S. floor-care market. There is potential competition from vertically integrated manufacturers of floor-care products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production. In Europe, competition comes from a small group of large international competitors and numerous small competitors. EMG's specialty metal products business has several specialized product lines that have few competitors. The primary competition is from alternative materials and processes.

BACKLOG AND SEASONAL VARIATIONS OF BUSINESS

     The Company's approximate backlog of unfilled orders by business segment at the dates specified was as follows:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Electronic Instruments...................................  $137.0    $113.2    $125.4
Electromechanical........................................   106.5     110.6     119.8
                                                           ------    ------    ------
     Total...............................................  $243.5    $223.8    $245.2
                                                           ======    ======    ======

     Of the total backlog of unfilled orders at December 31, 1999, approximately 91% is expected to be shipped by December 31, 2000. The Company believes that neither its business as a whole, nor either of its operating segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

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

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

     The Company is committed to research, product development, and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development, and engineering costs during the past three years were $42.2 million, $42.1 million and $34.8 million, in 1999, 1998, and 1997 respectively. These amounts included net Company-funded research and development expenses of $21.6 million, $23.4 million and $19.5 million, respectively. Such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

ENVIRONMENTAL COMPLIANCE

     Information with respect to environmental compliance by the Company is set forth on page 21 of this report in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Environmental Matters."

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

EMPLOYEES

     At December 31, 1999, the Company employed approximately 7,600 individuals in its EMG, EIG and corporate operations, of which approximately 2,300 were covered by collective bargaining agreements.

WORKING CAPITAL PRACTICES

     The Company does not have extraordinary working capital requirements in either of its business segments. Customers generally are billed at normal trade terms, which may include extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles and are responsive to the normal delivery requirements of customers.

ITEM 2.  PROPERTIES

     The Company has 41 operating plant facilities in 14 states and 9 foreign countries. Of these facilities, 31 are owned by the Company and 10 are leased. The properties owned by the Company consist of approximately 529 acres, of which approximately 3.6 million square feet are under roof. Under lease is a total of approximately 488,000 square feet. The leases expire over a range of years from 2000 to 2012, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan and China provide the Company with additional production capacity through the Company's 50% ownership in a joint venture. The Company also has two idle production facilities available for sale. The Company's executive offices in Paoli, PA. occupy approximately 34,000 square feet under a lease that will expire in 2002.

     The Company's machinery, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

                                                NUMBER OF PLANT
                                                  FACILITIES       SQUARE FEET UNDER ROOF
                                                ---------------    ----------------------
                                                OWNED    LEASED      OWNED        LEASED
                                                -----    ------    ----------    --------
Electronic Instruments........................   19         7      2,008,000     379,000
Electromechanical.............................   12         3      1,573,000     109,000
                                                 --        --      ---------     -------
     Total....................................   31        10      3,581,000     488,000
                                                 ==        ==      =========     =======

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also listed on the Pacific Exchange, Inc. On February 29, 2000, there were approximately 3,200 record holders of Company's common stock.

     Market price and dividend information with respect to the Company's common stock are set forth on page 47 in the section of the Notes to the Consolidated Financial Statements entitled "Quarterly Financial Data (Unaudited)." Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  1999         1998         1997         1996         1995
                                                ---------    ---------    ---------    ---------    ---------
                                                 (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                -------------------------------------------------------------
CONSOLIDATED OPERATING RESULTS (YEARS ENDED
  DECEMBER 31)
Net sales.....................................   $924.8       $927.5       $847.8       $800.0       $781.8
Operating income(1)...........................   $118.8       $ 96.4       $ 92.0       $ 82.8       $ 78.7
Interest expense..............................   $(24.8)      $(23.7)      $(18.2)      $(19.1)      $(20.2)
Income from continuing operations(1)..........   $ 60.8       $ 50.4       $ 50.3       $ 43.1       $ 36.9
Net income(1)(2)..............................   $ 60.8       $ 41.7       $ 50.4       $ 51.2       $ 52.3
Basic earnings per share:
  Income from continuing operations(1)........   $ 1.88       $ 1.55       $ 1.53       $ 1.32       $ 1.10
  Net income(1)(2)............................   $ 1.88       $ 1.28       $ 1.53       $ 1.57       $ 1.56
Diluted earnings per share:
  Income from continuing operations(1)........   $ 1.85       $ 1.50       $ 1.49       $ 1.30       $ 1.08
  Net income(1)(2)............................   $ 1.85       $ 1.24       $ 1.49       $ 1.54       $ 1.54
Dividends declared and paid per share.........   $ 0.24       $ 0.24       $ 0.24       $ 0.24       $ 0.24
Average common shares outstanding:
  Basic.......................................     32.3         32.7         32.9         32.7         33.4
  Diluted.....................................     32.9         33.7         33.9         33.3         34.0
PERFORMANCE MEASURES AND OTHER DATA:
Operating Data excluding Nonrecurring
  Charge(3):
  Operating income............................   $118.8       $104.5       $ 92.0       $ 82.8       $ 78.7
  Operating income-Return on sales............     12.8%        11.3%        10.8%        10.4%        10.1%
  Operating income-Return on average total
     assets...................................     16.2%        16.6%        17.4%        16.8%        16.7%
  EBITDA(4)...................................   $158.1       $146.4       $128.0       $116.9       $111.4
  Ratio of EBITDA to interest expense(4)......      6.4x         6.2x         7.0x         6.1x         5.2x
  Income from continuing operations...........   $ 60.8       $ 55.3       $ 50.3       $ 43.1       $ 36.9
  Diluted earnings per share..................   $ 1.85       $ 1.64       $ 1.49       $ 1.30       $ 1.08
Depreciation and amortization.................   $ 39.6       $ 38.4       $ 32.9       $ 32.7       $ 32.8
Capital expenditures..........................   $ 30.3       $ 49.8       $ 41.2       $ 39.1       $ 29.3
Cash provided by continuing operations(5).....   $ 86.6       $ 78.4       $ 71.2       $ 64.7       $ 61.5
Ratio of earnings to fixed charges............      4.4x         3.9x         4.8x         4.0x         3.5x
Net income -- Return on average total
                capital.......................     11.8%        10.4%        15.8%        16.9%        18.4%
           -- Return on average
                stockholders' equity..........     31.2%        25.1%        34.9%        47.3%        65.3%
YEAR-END CONSOLIDATED FINANCIAL POSITION
Current assets................................   $256.1       $267.8       $248.5       $229.3       $235.1
Current liabilities...........................   $262.7       $233.9       $178.7       $178.9       $205.6
Property, plant, and equipment................   $219.6       $214.4       $186.3       $174.8       $160.2
Total assets..................................   $768.2       $699.8       $555.2       $528.9       $519.6
Long-term debt................................   $231.8       $227.0       $152.3       $150.3       $150.4
Stockholders' equity..........................   $216.2       $174.0       $159.0       $129.5       $ 87.1
Stockholders' equity per share................   $ 6.76       $ 5.42       $ 4.82       $ 3.96       $ 2.65
Total debt as a percentage of
  capitalization(6)...........................     60.5%        63.7%        51.0%        58.5%        70.4%

---------------
(1) Amounts in 1998 include a nonrecurring pretax charge for cost reduction initiatives totaling $8.0 million, $(4.8 million after-tax or $.14 per diluted share).

(2) Amounts in 1998 include an extraordinary loss on the early repayment of debt of $8.7 million $(.26 per diluted share). Amounts in 1997 and all preceding years include discontinued operations of the former Water Filtration Business and the former Microfoam division for 1995. Net income for 1995 also includes a $2.7 million $(.08 per share) after-tax loss related to debt agreements.

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

(5) Amount in 1999 excludes $44 million of net cash proceeds received from an accounts receivable securitization program.

(6) Without considering the effect of the accounts receivable securitization program referred to in note 5 above, total debt as a percentage of capitalization for 1999 would have been 63.6%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Company's financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes shown in the index on page 24 of this report.

  Business Overview

     In 1999, the Company reported record operating income, net income and diluted earnings per share that resulted in double-digit percentage growth when compared with 1998 (excluding the impact of a nonrecurring charge in 1998), despite difficult conditions in European motor markets in 1999. The Company achieved several major objectives under its four growth strategies: Strategic Acquisitions and Alliances, Global and Market Expansion, New Products and Operational Excellence. Significant events of 1999 were:

     - The sixth consecutive year of double-digit percentage growth in earnings per share from continuing operations.

     - The acquisition of four new businesses that produce electronic instruments and transmitters, aviation sensors, gauges, and transducers for the aerospace and industrial markets. The acquisitions position the Company as a leading manufacturer in each of these markets, and expands the Company's technology to other markets. All of the 1999 acquisitions are part of the EIG segment.

     - The successful execution of the Company's global plan to lower its cost structure. Operational excellence initiatives and the relocation of production to lower-cost facilities in Mexico and the Czech Republic, and the consolidation of the Company's European motor operations resulted in improved operating profit margins for both the Electronic Instruments Group (EIG) and Electromechanical Group (EMG) reporting segments.

     - The completion of an accounts receivable sale agreement, the proceeds of which were used to reduce short-term borrowings.

  Results of Operations

     The following table sets forth net sales and income of the Company by business segment and on a consolidated basis for the years ended December 31, 1999, 1998, and 1997:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
NET SALES(1):
  Electronic Instruments...........................  $451,072    $414,202    $390,591
  Electromechanical................................   473,725     513,272     457,170
                                                     --------    --------    --------
     Total net sales...............................  $924,797    $927,474    $847,761
                                                     ========    ========    ========
INCOME(2):
Segment operating income(3)
  Electronic Instruments...........................  $ 69,965    $ 55,703    $ 50,769
  Electromechanical................................    67,575      62,511      61,832
                                                     --------    --------    --------
     Total segment operating income................   137,540     118,214     112,601
Corporate administrative and other expenses........   (18,743)    (21,778)    (20,646)
                                                     --------    --------    --------
Consolidated operating income......................   118,797      96,436      91,955
Interest and other expenses........................   (24,336)    (19,078)    (13,761)
                                                     --------    --------    --------
     Consolidated income from continuing operations
       before income taxes.........................  $ 94,461    $ 77,358    $ 78,194
                                                     ========    ========    ========

---------------
(1) After elimination of intra- and intersegment sales, which are not significant in amount.

(2) Year 1998 includes a non-recurring charge for cost reduction initiatives totaling $8.0 million pretax, consisting of $2.3 million in the Electronic Instruments segment, $5.2 million in the Electromechanical segment, and $0.5 million in Corporate.

(3) Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998.

  Results of Operations

     The Company reported sales for 1999 of $924.8 million, down slightly from sales of $927.5 million in 1998. EIG's sales increased by 8.9% to $451.1 million in 1999 from $414.2 million in 1998 because of the incremental sales generated by strategic acquisitions made during the year. Sales to heavy vehicle manufacturers was strong along with an improving process instruments business. Without the acquisitions, sales for EIG would have been lower due largely to changes in the mix of sales and to slightly lower demand in process instruments and aerospace markets. Aerospace markets were down from peak levels a year ago. For the EMG group, competitive factors in international markets caused slightly lower unit shipments in 1999 when compared to 1998. The result was a decline in EMG reported sales to $473.7 million in 1999 from $513.3 million in 1998, a decrease of 7.7%. A change in the mix of U.S. sales also contributed to the EMG's sales decline. Sales by both segments to foreign markets totaled $302.0 million in 1999, a decrease of $43 million or 12.5% from 1998. Export shipments from the United States in 1999 were $158.5 million, compared with $162.6 million in 1998.

     New orders for 1999 were $944.5 million, an increase of 4.2% from $906.1 million for 1998. The order backlog at December 31, 1999 was $243.5 million, compared with $223.8 million at December 31, 1998. New orders from the strategic acquisitions made by the Company during the year were the primary reason for the increase.

     The Company's plan to lower its cost structure globally under the operational excellence initiatives, announced in the fourth quarter of 1998, had a positive effect on operating income and margins. Total segment operating income improved to $137.5 million for 1999 compared with operating income of $125.7 million for 1998, before a fourth quarter 1998 non-recurring charge, an increase of 9.3%. Operating margins improved to 14.9% from 13.6% for the comparable period. The operational excellence initiatives and the impact of new acquisitions, along with the transition of a portion of the Company's motor production to a lower cost facility in Reynosa, Mexico, the closing and consolidation of certain EMG motor plants in Europe, improved supply chain management and flow manufacturing expansion in EIG, along with related workforce reductions drove margins to higher levels. Consolidated operating income was $118.8 million or 12.8% of net sales, an increase of $14.3 million when compared with 1998 operating income of $104.5 million or 11.3 % of net sales, before the $8.0 million pretax nonrecurring charge. Selling, general and administrative expenses were $79.4 million in 1999, a $2.7 million decrease when compared with 1998 when SG&A totaled $82.1 million. As a percent of sales, SG&A was 8.6% in 1999, slightly lower than in 1998. The cost reduction initiative was also the primary reason for the reduction in general and administrative expense. Selling expense was flat year-to-year, as new EIG selling expense from acquisitions almost entirely offset reduced selling costs for the EMG group.

     Interest expense was $24.8 million in 1999 compared with $23.7 million in 1998, an increase of 4.7%. Higher average debt levels to finance acquisitions was the primary reason for the increase. Other income, net decreased to $0.4 million in 1999 from $4.6 million in 1998 primarily because of lower gains from the sale of securities and idle property.

     Net income for 1999 was $60.8 million, or $1.85 per diluted share, compared to net income for 1998 of $41.7 million, or $1.24 per diluted share. The 1998 net income includes an after-tax nonrecurring charge of $4.8 million or $.14 per diluted share, and an after-tax extraordinary charge for the early repayment of long-term debt of $8.7 million, or $.26 per diluted share. Without the nonrecurring charge and the extraordinary item in 1998, net income would have been $55.3 million, or $1.64 per diluted share.

     The weighted average shares outstanding during 1999 were 32.3 million shares, compared with 32.7 million shares for 1998. The reduction reflects purchases by the Company through its share repurchase program. The Company repurchased 0.5 million shares in 1999. After accounting for the dilutive effect of issued stock options and other stock awards, the weighted average diluted shares outstanding were 32.9 million shares for 1999, compared with 33.7 million shares for 1998.

  Fourth Quarter Results

     Sales for the fourth quarter of 1999 were $236.0 million, compared with $206.8 million in the fourth quarter 1998. Operating income for the fourth quarter 1999 was $29.5 million, compared with $20.1 million for the fourth quarter 1998, before a nonrecurring pretax charge of $8.0 million. The 14% increase in sales was driven by the strategic acquisitions made by the Company during 1999, and a stronger worldwide motor market during the fourth quarter 1999. The acquisitions, combined with productivity gains as a result of the Company's operational excellence initiatives and cost reduction programs were the primary reasons for a 46.8% gain in operating income. Net income for the fourth quarter of 1999 totaled $15.0 million, or $.46 per diluted share, up 37% from the fourth quarter 1998 net income of $11.0 million or $.33 per diluted share, excluding the after-tax effect of the nonrecurring charge of $4.8 million. The fourth quarter 1999 tax rate was 34.9%, a rate more normal than the 1998 fourth quarter tax rate of 21.4%. The 1998 fourth quarter benefited from a lower effective tax rate due to lower foreign pretax income, which would be taxed at higher rates than in the U.S., and favorable foreign tax adjustments relating to certain prior tax years.

  Operating Segment Results

     The ELECTRONIC INSTRUMENTS GROUP (EIG) sales were $451.1 million in 1999, an increase of 8.9% from 1998 sales of $414.2 million. The Company's 1999 acquisition of businesses which produce electronic instruments and controls, transducers, sensors, and gauges drove the year-to-year increase in sales. A business acquired in December 1999, which specializes in the design and manufacture of continuous level measurement and control devices, is expected to continue to enhance future sales growth. The heavy-vehicle instruments business was strong in 1999 because of robust market conditions for heavy trucks. Also, the Company's process instruments business is beginning to rebound from weak market conditions during the first nine months of 1999. The aerospace business continues to grow because of the acquisitions described above, expanding the Company's aerospace technology and market breadth, despite aerospace markets being down slightly from peak levels in 1998.

     Group Operating income for 1999 increased to $70.0 million from $58.0 million in 1998, an increase of 20.6%. The acquisitions described above were the primary reasons for the large increase in operating income. Profit margins improved significantly to 15.5% from 14.0% for the same comparable period. The Group margins benefited from work force reductions directed toward improving productivity, and supply chain management savings. EIG's operating income for 1998 was $55.7 million, after a fourth quarter 1998 nonrecurring charge of $2.3 million for cost reduction activities.

     The ELECTROMECHANICAL GROUP (EMG) sales for 1999 were $473.7 million, a $39.5 million decrease from sales of $513.3 million in 1998. Weak market conditions in Europe and Asia, where major competitive pricing pressures affected EMG's motor operations, as well as lower demand were the primary reasons for the sales decline.

     Operating income for 1999 was essentially unchanged at $67.6 million. Improved profitability from the relocation of a portion of its U.S. motor production to lower cost facilities in Reynosa, Mexico were offset by lower profits at the Company's motor operations in Europe and Asia on lower unit volume shipped as a result of market and price competition. Operating margins, however, improved dramatically to 14.3% in 1999 from 13.2% in 1998. As of December 31, 1999, approximately 40% of EMG's North American motor production for floorcare applications and outdoor power equipment is produced in Mexico. Operations at the Company's Cambridge, Ohio plant ceased in the first quarter of 2000. The plant relocation and rationalization activity in Europe related to the 1998 cost reduction initiatives is now complete. EMG's operating income in 1998 was $62.5 million, after a fourth quarter 1998 $5.2 million nonrecurring charge for the above mentioned cost reduction activities.

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997.

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

     New orders during 1998 were $906.1 million, compared with $873.7 million for 1997, an increase of $32.4 million or 4%. The increase in order input was due to the 1998 acquisitions of the Rotron and Western Research businesses. The backlog of orders was $223.8 million at year-end 1998, a decrease of $21.4 million or 9% from the year-end 1997 total of $245.2 million. The Company experienced some softening in demand for many of its products during the second half of 1998, primarily as a result of global economic uncertainties. Increased pricing pressure from competing motor manufacturers and the economic turmoil in Asia and Russia resulted in lower demand for EMG's floor-care products worldwide. EIG also experienced some slowing in their global markets, although to a lesser extent than EMG. These economic uncertainties, and their potential negative impact on the Company's businesses raised some concern about the near-term outlook, however the Company initiated actions designed to lower its overall cost structure to respond to the challenges of global competition.

     In the fourth quarter of 1998, the Company committed to a global plan to lower its cost structure. These initiatives, which were accelerated, included the transfer of some of EMG's U.S motor production to a low-cost manufacturing facility in Reynosa, Mexico; the closing and consolidation of certain EMG motor plants in Europe, expanding flow manufacturing and improving supply chain management in EIG; and workforce reduction. Certain of those actions resulted in a fourth quarter pretax nonrecurring charge of $8 million ($4.8 million after-tax, or $.14 per share). The pretax nonrecurring charges to segments were $5.2 million to EMG, $2.3 million to EIG, and $.5 million to Corporate. The plan was to be completed by December 31, 1999, and result in total savings of approximately $14 million in 1999.

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

     After the nonrecurring charge, segment operating income for 1998 was $118.2 million; corporate administrative and other expenses were $21.8 million, consolidated operating income was $96.4 million, and income from continuing operations was $50.4 million. Net income in 1998 was $41.7 million, or $1.24 per share, which includes $4.8 million or $.14 per share after-tax for the nonrecurring charge, and $8.7 million, or $.26 per share for a third quarter 1998 after-tax extraordinary charge for the early repayment of debt. Net income for 1997 was $50.4 million, or $1.49 per diluted share, and included income from a discontinued operation of $5.1 million or $.15 per share from the Company's former water filtration business, and costs associated with the disposition of that business of $4.9 million or $.15 per share.

     The weighted average shares outstanding during 1998 were 32.7 million shares, compared with 32.9 million shares for 1997. After reflecting the dilutive effect of issued stock options and other stock awards, the weighted average shares outstanding were 33.7 million shares for 1998, compared with 33.9 million shares for 1997.

  Fourth Quarter Results

     Sales for the fourth quarter of 1998 were $206.8 million, compared with $217.1 million for the 1997 fourth quarter. Operating income before the nonrecurring charge was $20.1 million compared with $24.4 million in the fourth quarter of 1997. The lower fourth quarter results reflected the negative impact of the global economic turmoil on many of the Company's businesses. Income from continuing operations for the 1998 fourth quarter was $11.0 million, or $.33 per diluted share, compared with income of $13.6 million, or $.40 per share in the 1997 fourth quarter. After the nonrecurring charge, 1998 fourth quarter operating income was $12.1 million, and income from continuing operations was $6.1 million, or $.19 per diluted share. The 1998 fourth quarter benefited from a lower effective tax rate due to lower pretax foreign income, which would be taxed at higher rates than in the U.S., and favorable foreign tax adjustments relating to certain prior tax years.

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

     Operating income of EIG was $58.0 million for 1998 before the nonrecurring charge, an increase of $7.2 million or 14.2% from 1997. Group operating income as a percentage of sales was 14.0% for 1998, compared with 13.0% for 1997. In addition to the overall profit contribution from higher sales, the Group benefited from improved operating efficiencies in the heavy-vehicle instrumentation business resulting from the higher sales volume, as well as a favorable change in product mix in the Group's process instrument businesses.

     EIG recorded a $2.3 million fourth quarter 1998 nonrecurring charge primarily to fund planned workforce reductions directed toward improving production and supply chain management efficiencies. After the 1998 fourth quarter nonrecurring charge, EIG operating income for 1998 was $55.7 million.

     The ELECTROMECHANICAL GROUP'S (EMG) sales for 1998 increased $56.1 million or 12.3% to $513.3 million. Sales contributions from acquired businesses accounted for the increase, led by the Rotron, Inc. acquisition completed in January 1998. The full year sales contribution from a German motor business acquired in May 1997 also contributed to the 1998 increase. Partly offsetting these contributions was the absence of 1998 sales from the Group's former domestic HVAC motor business, which was divested in July 1997. Sales in 1998 by EMG's ongoing motor businesses decreased slightly compared with 1997, reflecting weakness in the Group's worldwide markets for floor-care products, and the transfer of certain production to the Group's motor operation in China. Internationally, the Group's Italian motor operations were negatively impacted by the continuing economic turmoil in Russia and Asia, and rising competition from other motor manufacturers, which more than offset higher sales by the Group's newer motor operations in China and the Czech Republic. Sales in 1998 by EMG's ongoing North American motor operations also decreased from 1997, primarily due to increased competition.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, current liabilities exceeded current assets by $6.6 million. Higher short-term borrowings incurred primarily to fund acquisitions in 1999 was the primary reason for the working capital shortfall. At December 31, 1998, current assets exceeded current liabilities by $33.9 million.

     Cash provided by operating activities before proceeds from the sale of accounts receivable totaled $86.6 million for 1999, compared with $78.4 million for 1998, an increase of $8.2 million, primarily resulting from the higher income from continuing operations. Net proceeds received from the sale of accounts receivables to a third party under an accounts receivable sales agreement consummated in the fourth quarter of 1999 provided cash of $44 million. Total cash provided by operating activities in 1999 was $130.6 million. Under the accounts receivable sales agreement, the Company, through a wholly-owned, special purpose subsidiary, can sell accounts receivable up to $50 million. The proceeds from the sale of accounts receivable were used to reduce short-term borrowings outstanding under the Company's revolving bank credit agreement.

     Cash used for investing activities was $148.0 million for 1999, compared with $163.5 million for 1998. The decrease was due to lower capital expenditures for 1999 which totaled $30.3 million compared with $49.8 million in 1998, and proceeds received from the sale of investment assets. The decrease in capital spending was largely due to reduced expenditures for plant expansion in 1999. In 1999, the Company also made cash outlays for new business acquisitions totaling $147.5 million compared with $115.4 million in 1998.

     Cash provided by financing activities in 1999 totaled $16.3 million, compared with $94.2 million for 1998. In 1999, net short-term borrowings increased $37.8 million, compared with an increase of $51.0 million in 1998. The lower amount in 1999 reflects a debt repayment with the proceeds from the sale of accounts receivable mentioned above. During 1999, the Company made payments net of borrowings on long-term debt of $9.1 million, which included the final repayment on its 9 3/4% Notes. Also in 1999, the Company, received proceeds of $4.5 million from the exercise of stock options, and made dividend payments of $7.7 million. The Company also repurchased 0.5 million shares of common stock for $9.3 million. In 1998, proceeds from a debt offering provided $225.0 million in cash, a portion of which was used to pay down $136.2 million of its long-term debt. Other major financing activities in 1998 included expenditures of $16.8 million for debt repayment premium and new debt issuance cost, $28.0 million to repurchase shares of the Company's common stock, dividend payments of $7.8 million and cash proceeds from stock options exercised of $4.8 million.

     As a result of all the Company's cash flow activities, cash and cash equivalents and marketable securities of the Company decreased $1.5 million since year-end 1998, to $15.4 million at December 31, 1999. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

NEW ACCOUNTING STANDARDS

  Accounting Standards Adopted

     On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' (AICPA) Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement requires the Company to capitalize certain costs associated with the development and purchase of computer software for internal use. The adoption of this Statement did not have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

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

  Pending Accounting Standards

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires recognition of all derivative instruments at fair value in the statement of financial position. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an Amendment to FASB Statement No. 133", approving a delay in the effective date of Statement No. 133 until January 2001. The Company is continuing to study the future impact of adopting this Statement. Due to the Company's limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

INTERNAL REINVESTMENT

  Capital Expenditures

     Capital expenditures were $30.3 million for 1999, compared with $49.8 million for 1998, a decrease of $19.5 million or 39.2%. Approximately 68% of the expenditures in 1999 were for equipment to increase production efficiencies and expand capacity, compared with 75% in 1998. The Electromechanical Group made most of the expenditures in 1999 and 1998. The Company's 2000 capital expenditures are expected to remain approximately at 1999 levels, with continuing emphasis on spending to improve productivity.

  Product Development and Engineering

     Product development and engineering expenses are directed toward the development and improvement of new and existing products and processes. Such expenses were $42.2 million in 1999, essentially unchanged from 1998, and $34.8 million for 1997. Included in the amounts above are net expenses for research and development of $21.6 million for 1999, $23.4 million for 1998, and $19.5 million for 1997.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as stringent cleanup requirements. It also has been named a potentially responsible party at several sites that are the subject of government-mandated cleanups. Amounts charged to expense for environmental cleanup at those sites and others were approximately $0.9 million in 1999, $0.3 million in 1998, and $1.4 million in 1997.

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

MARKET RISK DISCLOSURE

     The Company's primary exposures to market risks include fluctuations in interest rates on its short-term and long-term debt and in foreign currency exchange rates.

     The Company's long-term debt is fixed rate and its short-term debt is variable rate (see Note 5 to the consolidated financial statements for the components of the Company's debt).

     The foreign currencies to which the Company has the most significant exchange rate exposure is the Italian lira, and beginning in 1999, the European Euro currency. Exposure to foreign currency rate fluctuation is mitigated when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturities offset one another. The implementation of the Euro in 1999 did not materially affect the Company's operations, or its risk profile. Uncertainty exists as to the effects the conversion to the Euro currency will have on the marketplace in European countries. Certain of the Company's European subsidiaries began disclosing the Euro value on customer invoices in 1999 and will continue with that process in 2000. Although the Company does not have sufficient experience with the new currency to predict how it will be affected in the future, the Company does not expect the effects of Euro to be material.

     Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

YEAR 2000 COMPLIANCE

     The "Year 2000 problem" is the result of many computer systems that use two digits rather than four digits to define the applicable year, and whether such systems would properly and accurately process information when the year changed to 2000.

     As part of its company-wide initiative to upgrade business computer systems in many of its operations, the Company has implemented new computer systems that are Year 2000 compliant. As of December 31, 1999, all of the Company's operations completed their Year 2000 compliance review, and where necessary, upgraded or replaced computer software or hardware with Year 2000 compliant systems.

     At the date of this report, the Company had not experienced any material problems related to the year 2000, nor has the Company received any significant complaints regarding year 2000 issues related to its products. Also, the Company is not aware of any significant year 2000 issues affecting the Company's major customers or suppliers.

     The Company's total expense to address the Year 2000 problem (excluding the cost of business systems that have been replaced and capitalized) was approximately $3.2 million. The costs have been charged to expense as incurred. Prior to 1999, the Company spent approximately $2.3 million related to its Year 2000 project. In 1999, the Company spent approximately $0.9 million. The remaining estimated cost to address any additional year 2000 problems is deemed immaterial. No planned significant information systems projects were deferred or delayed to exclusively address the Year 2000 problem.

     The Company is prepared to implement appropriate contingency plans for potential major business disruption, if any, which may result from any year 2000 issue.

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

     - The Company's ability to continue achieving its cost reduction objectives, due in part to varying prices and availability of certain raw materials and semifinished materials and components.

     - Underutilization of the Company's existing factories and plants, or plant expansions or new plants; possibly resulting in production inefficiencies. Higher than anticipated, or unanticipated start-up expenses and production delays at new plants.

     - The unanticipated expenses of divesting businesses, or of assimilating newly-acquired businesses into the Company's business structure; as well as the impact of unusual expenses from business strategies, asset valuations, acquisitions, divestitures and organizational structures. Acquisition and divestiture strategies may face legal and regulatory delays and other unforeseeable obstacles beyond the Company's control.

     - Unanticipated or undisclosed problems and costs associated with the Company's suppliers, customers, creditors, financial service organizations, and governmental agencies related to year 2000 problems, as well as unanticipated problems the Company may experience with computer applications to accommodate the year 2000.

     - Unpredictable delays or difficulties in the development of key new product programs, and the risk of not recovering major research and development expenses, and/or the risks of major technological shifts away from the Company's technologies and core competencies.

     - A slowing of the growth rate in the U.S. and Europe for electric motor products, aerospace, heavy-vehicle and process instrumentation; as well as a restriction in the ability of heavy-vehicle manufacturers to secure components manufactured by outside suppliers.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
INDEX TO FINANCIAL STATEMENTS (ITEM 14(a)1)
Report of Independent Auditors..............................   25
Consolidated Statement of Income for the years ended
  December 31, 1999, 1998, and 1997. .......................   26
Consolidated Balance Sheet at December 31, 1999 and
  1998. ....................................................   27
Consolidated Statement of Stockholders' Equity for the years
  ended December 31, 1999, 1998, and 1997. .................   28
Consolidated Statement of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997. .......................   29
Notes to the Consolidated Financial Statements..............   30

FINANCIAL STATEMENT SCHEDULES (ITEM 14(a)2)
Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of AMETEK, Inc.

     We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP

Philadelphia, PA
January 24, 2000

                                  AMETEK, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1999           1998           1997
                                                             -----------    -----------    -----------
                                                             (DOLLARS AND SHARES IN THOUSANDS, EXCEPT
                                                                        PER SHARE AMOUNTS)
Net sales..................................................   $924,797       $927,474       $847,761
                                                              --------       --------       --------
Expenses:
  Cost of sales (excluding depreciation)...................    696,011        711,020        661,578
  Selling, general and administrative......................     79,351         82,089         67,058
  Depreciation.............................................     30,638         29,909         27,170
  Nonrecurring charge......................................         --          8,020             --
                                                              --------       --------       --------
     Total expenses........................................    806,000        831,038        755,806
                                                              --------       --------       --------
Operating income...........................................    118,797         96,436         91,955
Other income (expenses):
  Interest expense.........................................    (24,776)       (23,659)       (18,181)
  Other, net...............................................        440          4,581          4,420
                                                              --------       --------       --------
Income from continuing operations before income taxes......     94,461         77,358         78,194
Provision for income taxes.................................     33,693         26,909         27,930
                                                              --------       --------       --------
Income from continuing operations..........................     60,768         50,449         50,264
Discontinued operations, net of taxes:
  Income from discontinued operation.......................         --             --          5,092
  Costs associated with disposition of discontinued
     operation.............................................         --             --         (4,943)
                                                              --------       --------       --------
Income before extraordinary item...........................     60,768         50,449         50,413
Extraordinary loss on early extinguishment of debt, net of
  taxes....................................................         --         (8,710)            --
                                                              --------       --------       --------
Net income.................................................   $ 60,768       $ 41,739       $ 50,413
                                                              ========       ========       ========
Basic earnings (loss) per share:
  Income from continuing operations........................   $   1.88       $   1.55       $   1.53
  Discontinued operations:
     Income from discontinued operation....................         --             --            .15
     Costs associated with disposition of discontinued
       operation...........................................         --             --           (.15)
                                                              --------       --------       --------
  Income before extraordinary item.........................       1.88           1.55           1.53
  Extraordinary loss on early extinguishment of debt.......         --          (0.27)            --
                                                              --------       --------       --------
  Net income...............................................   $   1.88       $   1.28       $   1.53
                                                              ========       ========       ========
Diluted earnings (loss) per share:
  Income from continuing operations........................   $   1.85       $   1.50       $   1.49
  Discontinued operations:
     Income from discontinued operation....................         --             --            .15
     Costs associated with disposition of discontinued
       operation...........................................         --             --           (.15)
                                                              --------       --------       --------
  Income before extraordinary item.........................       1.85           1.50           1.49
  Extraordinary loss on early extinguishment of debt.......         --          (0.26)            --
                                                              --------       --------       --------
  Net income...............................................   $   1.85       $   1.24       $   1.49
                                                              ========       ========       ========
Average common shares outstanding:
  Basic shares.............................................     32,297         32,733         32,917
                                                              ========       ========       ========
  Diluted shares...........................................     32,925         33,741         33,879
                                                              ========       ========       ========

                            See accompanying notes.

                                  AMETEK, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,636     $  9,768
  Marketable securities.....................................     6,764        7,085
  Receivables, less allowance for possible losses...........   112,756      139,199
  Inventories...............................................   102,396       89,830
  Deferred income taxes.....................................    12,001       13,542
  Other current assets......................................    13,548        8,416
                                                              --------     --------
     Total current assets...................................   256,101      267,840
Property, plant and equipment, net..........................   219,571      214,411
Goodwill, net of accumulated amortization...................   248,304      149,219
Investments and other assets................................    44,174       68,355
                                                              --------     --------
     Total assets...........................................  $768,150     $699,825
                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term
     debt...................................................  $ 99,674     $ 78,334
  Accounts payable..........................................    73,377       68,345
  Income taxes payable......................................    17,979       14,780
  Accrued liabilities.......................................    71,706       72,459
                                                              --------     --------
     Total current liabilities..............................   262,736      233,918
Long-term debt..............................................   231,756      226,965
Deferred income taxes.......................................    27,781       28,141
Other long-term liabilities.................................    29,661       36,752

Stockholders' equity :
  Preferred stock, $.01 par value; authorized: 5,000,000
     shares; none issued....................................        --           --
  Common stock, $.01 par value; authorized: 100,000,000
     shares; issued: 1999 and 1998 -- 33,376,491............       334          334
  Capital in excess of par value............................     2,041        4,727
  Retained earnings.........................................   269,861      216,837
  Accumulated other comprehensive losses....................   (27,395)     (20,864)
  Less: Cost of shares held in treasury: 1999 -- 1,413,502
     shares; 1998 -- 1,285,351 shares.......................   (28,625)     (26,985)
                                                              --------     --------
     Total stockholders' equity.............................   216,216      174,049
                                                              --------     --------
     Total liabilities and stockholders' equity.............  $768,150     $699,825
                                                              ========     ========

                            See accompanying notes.

                                  AMETEK, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                1999                            1998                            1997
                                    -----------------------------   -----------------------------   -----------------------------
                                    COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE   STOCKHOLDERS'
                                       INCOME          EQUITY          INCOME          EQUITY          INCOME          EQUITY
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                       (DOLLARS IN THOUSANDS)
CAPITAL STOCK
Preferred Stock, $.01 par value...                    $     --                        $     --                        $     --
                                                      --------                        --------                        --------
Common Stock, $.01 par value
  Balance at the beginning of the
    year..........................                         334                             332                             342
  Shares issued, net of common
    stock retirement..............                          --                               2                             (10)
                                                      --------                        --------                        --------
    Balance at the end of the
      year........................                         334                             334                             332
                                                      --------                        --------                        --------
CAPITAL IN EXCESS OF PAR VALUE
  Balance at the beginning of the
    year..........................                       4,727                           3,146                           1,190
  Employee stock option, savings
    and award plans...............                      (2,686)                          1,581                           4,788
  Common stock retirement.........                          --                              --                          (2,832)
                                                      --------                        --------                        --------
    Balance at the end of the
      year........................                       2,041                           4,727                           3,146
                                                      --------                        --------                        --------
RETAINED EARNINGS
  Balance at the beginning of the
    year..........................                     216,837                         182,935                         157,843
  Net income......................    $ 60,768          60,768         $41,739          41,739         $50,413          50,413
                                      --------                         -------                         -------
  Cash dividends paid.............                      (7,744)                         (7,837)                         (7,906)
  Common stock retirement.........                          --                              --                          (7,882)
  Disposition of Water Filtration
    Business......................                          --                              --                          (9,533)
                                                      --------                        --------                        --------
    Balance at the end of the
      year........................                     269,861                         216,837                         182,935
                                                      --------                        --------                        --------
ACCUMULATED OTHER COMPREHENSIVE
  LOSSES(1)
Foreign currency translation:
  Balance at the beginning of the
    year..........................                     (16,277)                        (20,246)                        (13,727)
  Translation adjustments.........     (10,015)        (10,015)          3,969           3,969          (6,519)         (6,519)
                                                      --------                        --------                        --------
    Balance at the end of the
      year........................                     (26,292)                        (16,277)                        (20,246)
                                                      --------                        --------                        --------
Minimum pension liability
  adjustment:
  Balance at the beginning of the
    year..........................                      (4,012)                         (1,909)                         (2,582)
  Adjustments during the year.....       3,732           3,732          (2,103)         (2,103)            673             673
                                                      --------                        --------                        --------
    Balance at the end of the
      year........................                        (280)                         (4,012)                         (1,909)
                                                      --------                        --------                        --------
Valuation adjustments for
  marketable securities and other:
  Balance at the beginning of the
    year..........................                        (575)                            268                             934
  Decrease in marketable
    securities(2).................        (248)           (248)         (1,018)         (1,018)           (690)           (690)
  Other...........................           0               0             175             175              24              24
                                      --------                         -------                         -------
    Net change in marketable
      securities and other........        (248)                           (843)                           (666)
                                      --------        --------         -------        --------         -------        --------
    Balance at the end of the
      year........................                        (823)                           (575)                            268
                                                      --------                        --------                        --------
  Total other comprehensive (loss)
    income for the year...........      (6,531)                          1,023                          (6,512)
                                      --------                         -------                         -------
  Total comprehensive income for
    the year......................    $ 54,237                         $42,762                         $43,901
                                      ========                         =======                         =======
  Accumulated other comprehensive
    loss at the end of the year...                     (27,395)                        (20,864)                        (21,887)
                                                      --------                        --------                        --------
TREASURY STOCK
  Balance at the beginning of the
    year..........................                     (26,985)                         (5,479)                        (14,502)
  Employee stock option, savings
    and award plans...............                       7,641                           6,493                           3,672
  Purchase of treasury stock......                      (9,281)                        (27,999)                         (5,375)
  Retirement of treasury stock....                          --                              --                          10,726
                                                      --------                        --------                        --------
    Balance at the end of the
      year........................                     (28,625)                        (26,985)                         (5,479)
                                                      --------                        --------                        --------
      Total Stockholders'
        Equity....................                    $216,216                        $174,049                        $159,047
                                                      ========                        ========                        ========

(1) Amounts presented are net of tax based on an average effective tax rate of 35%, except for foreign currency translation adjustments, which are presented on a pretax basis.

(2) Includes reclassification adjustment for gains included in net income for 1999, 1998, and 1997 of $0.1 million, $1.2 million, and $1.3 million, respectively.

                            See accompanying notes.

                                  AMETEK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             ---------   ---------   --------
                                                                  (DOLLARS IN THOUSANDS)
CASH PROVIDED BY (USED FOR):
Operating activities:
  Income from continuing operations........................  $  60,768   $  50,449   $ 50,264
  Adjustments to reconcile income from continuing
     operations to net cash provided by operating
     activities:
     Depreciation and amortization.........................     39,624      38,369     32,866
     Deferred income taxes.................................      5,118      (1,692)    (2,116)
     Changes in assets and liabilities (net of
       acquisitions):
       (Increase) decrease in receivables..................     (7,008)     10,953    (16,567)
       (Increase) decrease in inventories and other current
          assets...........................................        (68)      3,085        421
       (Decrease) increase in payables, accruals, and
          income taxes.....................................     (6,861)    (20,657)     9,623
       Increase (decrease) in other long-term
          liabilities......................................      1,568      (3,340)       769
     Other.................................................     (6,572)      1,219     (3,920)
                                                             ---------   ---------   --------
     Cash provided by operating activities before sale of
       accounts receivable.................................     86,569      78,386     71,340
     Proceeds from sale of accounts receivable.............     44,000          --         --
                                                             ---------   ---------   --------
     Total operating activities............................    130,569      78,386     71,340
                                                             ---------   ---------   --------
Investing activities:
  Additions to property, plant and equipment...............    (30,331)    (49,841)   (41,156)
  Purchase of businesses...................................   (147,470)   (115,380)   (39,297)
  Proceeds from sale of assets.............................     29,515       4,770     10,948
  Increase in marketable securities and other..............        255      (3,038)    (1,127)
                                                             ---------   ---------   --------
     Total investing activities............................   (148,031)   (163,489)   (70,632)
                                                             ---------   ---------   --------
Financing activities:
  Net change in short-term borrowings......................     37,820      51,023      8,084
  Additional long-term borrowings..........................      5,201     225,000         --
  Reduction in long-term borrowings........................    (14,309)   (136,948)        --
  Debt prepayment premium and new debt issuance costs......         --     (16,829)        --
  Repurchases of common stock..............................     (9,281)    (27,999)    (5,375)
  Cash dividends paid......................................     (7,744)     (7,837)    (7,906)
  Proceeds from stock options..............................      4,541       4,793      7,091
  Other....................................................        102       2,984     (4,272)
                                                             ---------   ---------   --------
     Total financing activities............................     16,330      94,187     (2,378)
                                                             ---------   ---------   --------
(Decrease) increase in cash and cash equivalents...........     (1,132)      9,084     (1,670)
Cash and cash equivalents:
  Beginning of year........................................      9,768         684      2,354
                                                             ---------   ---------   --------
  End of year..............................................  $   8,636   $   9,768   $    684
                                                             =========   =========   ========

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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

  Cash Equivalents, Securities, and Other Investments

     All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 1999 and 1998, all of the Company's equity securities and fixed income securities (primarily those of a captive insurance subsidiary) are considered available-for-sale. The aggregate market value of such securities at December 31, 1999 and 1998 was: 1999 -- $14.5 million ($16.1 million amortized cost) and 1998 -- $15.5 million ($16.7 million amortized cost). The Company's other investments are accounted for by the equity method.

  Inventories

     Inventories are stated at the lower of cost or market, cost being determined principally by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated net proceeds from sales. The excess of the first-in, first-out (FIFO) method over the LIFO value at December 31, 1999 and 1998 was $33.2 and $33.5 million, respectively.

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

  Research and Development

     Company-funded research and development costs are charged to operations as incurred and during the past three years were: 1999 -- $21.6 million, 1998 -- $23.4 million, and 1997 -- $19.5 million.

  Earnings Per Share

     The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share reflect the effect of all potentially dilutive securities (primarily

                                  AMETEK, INC.

outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

                                                            1999      1998      1997
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Weighted average shares
  Basic..................................................  32,297    32,733    32,917
  Stock option and award plans...........................     628     1,008       962
                                                           ------    ------    ------
  Diluted................................................  32,925    33,741    33,879
                                                           ======    ======    ======

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

  Derivative Financial Instruments

     The Company makes limited use of derivative financial instruments to manage interest rate, foreign exchange, and forward contract exposure. The Company does not hold or trade in derivatives for speculative purposes. Interest rate swap and cap agreements are sometimes used to manage the interest rate characteristics of certain outstanding revolving credit loans to a more desirable fixed or variable rate basis, or to limit the Company's exposure to rising interest rates. These swaps and caps are matched with the underlying fixed or variable rate debt, and any periodic cash payments are accrued on a settlement basis and accounted for as adjustments to interest costs. No gains or losses are recorded. There were no interest rate swap or cap agreements in place during 1999. Foreign currency option contracts, foreign currency exchange contracts, and foreign currency swap agreements may be entered into to mitigate the translation exposure from investments in certain foreign subsidiaries. Realized and unrealized gains and losses from these instruments are recognized when the underlying hedged instrument is settled. Foreign currency forward contracts are entered into from time-to-time to hedge specific firm commitments for certain export sales, thereby minimizing the Company's exposure to foreign currency fluctuation. These contracts are entered into for periods generally not to exceed one year. Unrealized gains and losses from these contracts are deferred and are recognized in operations as the related sales and purchases occur. Realized and unrealized changes in fair value of derivatives designated with items that no longer exist, or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item. There are no carrying amounts related to the above derivative financial instruments in the consolidated balance sheet and the Company had no significant derivatives outstanding at December 31, 1999 and December 31, 1998.

  Intangible Assets

     The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over periods of 20 to 30 years. Patents are being amortized on a straight-line basis over their estimated useful lives of 9 to 17 years. Other acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of 5 to 30 years. The Company reviews the carrying value of intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

                                  AMETEK, INC.

  Reclassifications

     Certain amounts appearing in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

2. NONRECURRING CHARGE

     Included in the 1998 results of operations is a pretax nonrecurring charge of $8.0 million ($4.8 million after-tax, or $.14 per diluted share) incurred in the fourth quarter of 1998 for costs associated with initiatives the Company undertook to lower its cost structure. The initiatives included: the closure and consolidation of certain of the Company's Electromechanical Group's (EMG) motor plants in Europe ($2.7 million), the transition of some of EMG's U.S. motor production to a lower cost facility in Reynosa, Mexico ($1.5 million), selected workforce reductions, and other initiatives to maximize operating efficiencies, mostly within the Electronic Instruments Group (EIG) ($3.8 million). At December 31, 1999, substantially all of the activities associated with this nonrecurring charge have been completed, with no significant difference in the estimated cost of the initiatives.

3. ACQUISITIONS AND DIVESTITURES

  Acquisitions

     In 1999, the Company made four acquisitions which operate as part of the Electronic Instruments Group (EIG). Each company is listed below followed by a brief description of its manufacturing activities:

     1) On January 4, 1999, the Company acquired National Controls Corporation
(NCC), a leading U.S. manufacturer of electronic instruments and controls for food service equipment;

     2) On April 30, 1999, the Company acquired the assets of Gulton-Statham Transducers (GST), a leading manufacturer of high-accuracy electronic pressure transmitters and transducers for the aerospace and industrial markets, from Mark IV Industries, Inc.;

     3) On July 30, 1999, the Company acquired Patriot Sensors and Controls Corporation ("Patriot"), a leading manufacturer of position sensors, tank gauges and aviation transducers, from a group of stockholders led by First Atlantic Capital, Ltd. These products are used in a wide range of industrial and aerospace applications;

     4) On December 2, 1999, the Company acquired Drexelbrook Engineering Company (Drexelbrook). Drexelbrook designs and manufactures point level and continuous level measurement and control devices and flow measurement instrumentation. These instruments are used in a variety of end markets, including chemical, petrochemical, pharmaceutical, food and beverage, pulp and paper, water and wasterwater.

     The aggregate purchase price paid for the 1999 acquisitions was $147.5 million.

     In January 1998, the Company acquired Rotron, Inc., a manufacturer of electric motors, fans and motor-blowers, from EG&G Holdings, Inc. In April 1998, the Company acquired the Western Research business unit of BOVAR, Inc. Western Research is a manufacturer of gas analysis instrumentation for industrial process control and air emissions monitoring. In July 1998, the Company acquired the assets of Darmet Corporation, a manufacturer of specialty wire alloys for electrical and electronics-related applications. The aggregate purchase price of the 1998 acquisitions was $115.4 million in cash, subject to adjustment.

     In May 1997, the Company purchased for cash the assets of a small German manufacturer of electric motors and fans. In early June 1997, the Company purchased the test and calibration products business of Technitrol, Inc., consisting of two Technitrol subsidiaries, John Chatillon and Sons, Inc., and Lloyd Instruments, Ltd. In July 1997, the Company purchased a privately held Danish manufacturer of temperature sensors and transmitters, and other process instruments; as well as a product line to expand its specialty metal

                                  AMETEK, INC.

products business. The aggregate cost of the 1997 acquisitions totaled approximately $46 million, which includes the assumption of debt.

     As of the closing dates, the Company also recorded liabilities for certain estimated future pension obligations, and for other personnel-related costs associated with the relocation and consolidation of some of the acquired businesses.

     All of the above acquisitions were accounted for by the purchase method, and, accordingly the results of their operations are included in the Company's consolidated results from their respective dates of acquisition. The estimated goodwill acquired with these businesses is being amortized on a straight-line basis over thirty years.

     Had the 1999 acquisitions been made at the beginning of 1998, net sales for 1999 and 1998 would have been $982.9 million and $1,040.0 million, respectively. Net income and diluted earnings per share for 1999 and 1998 would not have been materially different than the amounts reported. The 1998 and 1997 acquisitions would not have had a material effect on sales or earnings had they been made at the beginning of 1998 or 1997.

  Divestitures

     On August 1, 1997, the Company completed the disposition of its water filtration business, through a merger with Culligan Water Technologies, Inc. Summary operating results of the discontinued water filtration business for 1997 were: Sales of $44.8 million, pretax income of $8.0 million, and net income of $5.1 million.

     On July 1, 1997, the Company sold its domestic heating, ventilating, and air conditioning (HVAC) motor business.

                                  AMETEK, INC.

4. OTHER BALANCE SHEET INFORMATION

                                                                1999        1998
                                                              --------    ---------
                                                                 (IN THOUSANDS)
INVENTORIES
  Finished goods and parts..................................  $ 18,749    $  22,118
  Work in process...........................................    26,904       20,554
  Raw materials and purchased parts.........................    56,743       47,158
                                                              --------    ---------
                                                              $102,396    $  89,830
                                                              ========    =========
PROPERTY, PLANT AND EQUIPMENT, at cost
  Land......................................................  $  7,753    $   9,466
  Buildings.................................................   103,405      104,506
  Machinery and equipment...................................   405,622      383,918
                                                              --------    ---------
                                                               516,780      497,890
  Less accumulated depreciation.............................  (297,209)    (283,479)
                                                              --------    ---------
                                                              $219,571    $ 214,411
                                                              ========    =========
GOODWILL, at cost...........................................  $266,377    $ 160,941
Less accumulated amortization...............................   (18,073)     (11,722)
                                                              --------    ---------
                                                              $248,304    $ 149,219
                                                              ========    =========
INVESTMENTS & OTHER ASSETS:
Other intangibles, at cost:
  Patents...................................................  $ 21,448    $  21,448
  Other acquired intangibles................................    47,513       47,070
  Less accumulated amortization.............................   (63,541)     (61,505)
                                                              --------    ---------
                                                                 5,420        7,013
  Investments...............................................    16,035       37,418
  Other.....................................................    22,719       23,924
                                                              --------    ---------
                                                              $ 44,174    $  68,355
                                                              ========    =========
ACCRUED LIABILITIES
  Accrued employee compensation and benefits................  $ 26,412    $  26,160
  Other.....................................................    45,294       46,299
                                                              --------    ---------
                                                              $ 71,706    $  72,459
                                                              ========    =========

                                  AMETEK, INC.

                                                               1999       1998      1997
                                                              -------    ------    -------
                                                                     (IN THOUSANDS)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES
  RECEIVABLE
  Balance at beginning of year..............................  $ 4,580    $3,932    $ 5,375
  Additions charged to expense..............................       43       429      1,039
  Recoveries credited to allowance..........................      100        51         49
  Write-offs................................................   (1,119)      (85)    (2,628)
  Allowance acquired with new businesses....................      502       210        144
  Currency translation adjustment and other.................     (112)       43        (47)
                                                              -------    ------    -------
  Balance at end of year....................................  $ 3,994    $4,580    $ 3,932
                                                              =======    ======    =======

NOTE 5. LONG-TERM DEBT

     At December 31, 1999 and 1998, long-term debt consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
9 3/4% Senior Notes due 2004................................  $     --    $ 13,802
7.20% Senior Notes due 2008.................................   225,000     225,000
Other, principally foreign..................................     6,872       2,178
                                                              --------    --------
                                                               231,872     240,980
Less: current portion.......................................      (116)    (14,015)
                                                              --------    --------
     Total long-term debt...................................  $231,756    $226,965
                                                              ========    ========

     Annual future payments required by the terms of the long-term debt for the next five years are not significant. On July 17, 1998, the Company completed the refinancing of its $150 million principal amount of 9 3/4% Senior Notes due March 15, 2004 (the "Old Notes") through a tender offer. The Company issued, through a private placement, $225 million principal amount of 7.2% Senior Notes (the "New Notes") due July 15, 2008. The New Notes were priced at a discount to yield 7.241% to maturity. The net cash proceeds from issuance of the New Notes were used to: purchase $136.2 million principal amount of the Old Notes tendered by noteholders, repay outstanding bank borrowings, and pay fees and expenses related to the offering of the New Notes and the tender offer. Under the call provision of the Old Notes, the Company repaid the remaining $13.8 million outstanding on March 15, 1999. On September 30, 1998, the Company completed a public exchange offer for all the New Notes, whereby the previously unregistered New Notes were exchanged for registered notes with essentially the same terms and conditions, that were applicable to the unregistered notes.

     In connection with the early retirement of $136.2 million of the Old Notes noted above, an extraordinary after-tax charge of $8.7 million, or $.26 per diluted share, was recorded in July of 1998, net of tax benefits totaling $5.1 million.

     At December 31, 1999, the Company has a $195 million revolving Bank Credit Agreement that matures in 2002. Interest rates on outstanding loans under the Bank Credit Agreement are based on the London Interbank Offered Rate (LIBOR), plus a negotiated spread over LIBOR, or at the U.S. prime rate. At December 31, 1999, the Company had $87.2 million in revolving credit loans outstanding at a blended rate of 7.0%, all of which is included in short-term borrowings at year-end.

                                  AMETEK, INC.

     The Bank Credit Agreement was amended in 1999, to change restrictions on allowable foreign debt, and the measurement of the pro forma effect of potential acquisitions in certain debt covenant compliance calculations. The Bank Credit Agreement places certain restrictions on cash payments, including the payment of dividends. At December 31, 1999, retained earnings of approximately $15.5 million were not subject to the dividend limitation.

     Foreign subsidiaries of the Company had lines of credit with local foreign banks of approximately $19.4 million, of which $12.4 million was outstanding at December 31, 1999, and is included in short-term borrowings. In addition, foreign subsidiaries of the Company had long-term debt outstanding totaling $6.9 million at December 31, 1999. The Company also had outstanding letters of credit totaling $13.6 million at December 31, 1999. The weighted average interest rate on all short-term borrowings outstanding at December 31, 1999 was 7.0%.

     On October 1, 1999, the Company entered into an accounts receivable sale agreement through a wholly-owned, special purpose subsidiary, and a receivables sale agreement with a bank whereby it can sell to a third party up to $50 million of its trade accounts receivable. Net proceeds of approximately $44 million were received from the sale of accounts receivable in 1999 under the receivables sales agreement. Proceeds from the sale of accounts receivable were used to reduce short-term borrowings outstanding under the Company's revolving bank credit agreement. Sales of accounts receivable to the ultimate third party purchaser are reflected as a reduction of accounts receivable in the Company's consolidated balance sheets, and as operating activities in the consolidated statements of cash flows.

6. STOCKHOLDERS' EQUITY

     In 1999, the Company repurchased 0.5 million shares of its common stock, under its current share repurchase authorization at a total cost of $9.3 million. This compares with repurchases of 1.3 million shares at a total cost of $28.0 million in 1998. At December 31, 1999, approximately $29.0 million of the current $50.0 million authorization was unexpended.

     At December 31, 1999, the Company held approximately 1.4 million shares in its treasury at a cost of $28.6 million compared with 1.3 million shares at a cost of $27.0 million at the end of 1998. The number of shares outstanding at December 31, 1999 were 31.9 million shares, compared with 32.1 million shares at December 31, 1998.

     In 1997, the Company incurred a net charge to stockholders' equity of approximately $8.0 million in connection with the spin-off of its water filtration business, including the foreign currency effect of those foreign operations.

     The Company has a Shareholder Rights Plan, under which the Company's Board of Directors declared a dividend of one Right for each share of Company common stock owned. The Plan provides, under certain conditions involving acquisition of the Company's common stock, that holders of Rights, except for the acquiring entity, would be entitled (i) to purchase shares of preferred stock at a specified exercise price, or (ii) to purchase shares of common stock of the Company, or acquiring company, having a value of twice the Rights exercise price. The Rights under the Plan expire in 2007.

7. STOCK OPTION AND AWARD PLANS

     In 1999, the Company adopted the 1999 Stock Incentive Plan ("the 1999 Plan"). The 1999 plan provided for the grant of up to 2.0 million shares of common stock to eligible employees and nonemployee directors of the Company in the form of options, phantom stock awards, restricted stock awards and stock rights. The Company's 1997 Stock Incentive Plan permitted the grant of up to 3.8 million shares of common stock. Stock options may be granted as non-qualified stock options or as incentive stock options under the Internal Revenue Code of 1986.

                                  AMETEK, INC.

     Restricted stock awards of the Company's common stock are made to eligible employees and nonemployee directors at such cost to the recipient as the stock incentive committee of the Board of Directors may determine. Such shares are issued subject to certain conditions with respect to transfer and other restrictions as prescribed by the plan. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market price of the shares awarded over the price paid by the recipient at the date of grant, is charged to stockholders' equity and is amortized to expense over the periods until the restrictions lapses. The Company did not grant any restricted stock in 1999.

     In 1999, the Company reserved an additional 17,500 shares, net of share adjustments for terminations, under a Supplemental Executive Retirement Plan ("SERP"), bringing the total number of shares reserved to 79,500 shares. Charges to expense under the SERP are considered pension expense (see Note 10), with the offsetting credit reflected in stockholders' equity.

     At December 31, 1999, 4,842,758 (3,220,018 in 1998) shares of common stock were reserved for grant under the 1999 and 1997 plans. The options are exercisable at prices not less than market prices on dates of grant, and in installments over four-to-ten-year-periods from dates of grant. The Company had no stock appreciation rights outstanding at December 31, 1999 or 1998. Stock appreciation rights, when issued, are exercisable for cash and/or shares of the Company's common stock when the related option is exercised. A charge to income, not significant in amount, is made for these rights and certain related options.

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

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                  1999                          1998                          1997
                                       ---------------------------   ---------------------------   ---------------------------
                                                        PRICE                         PRICE                         PRICE
                                        SHARES          RANGE         SHARES          RANGE         SHARES          RANGE
                                       ---------   ---------------   ---------   ---------------   ---------   ---------------
Outstanding at beginning of year.....  2,687,031   $10.92 - $30.34   2,601,564   $ 9.73 - $23.78   2,767,302   $11.69 - $19.56
Granted..............................    717,400   $18.78 - $24.84     593,600   $25.69 - $30.34      46,500   $18.10 - $23.78
Options issued in conversion for
  Spin-off and Merger*...............         --                --          --                --     464,812   $ 9.73 - $18.10
Exercised............................   (377,260)  $11.60 - $22.00    (417,653)  $ 9.73 - $18.10    (552,737)  $ 9.73 - $17.69
Canceled.............................   (119,180)  $14.15 - $30.34     (90,480)  $11.60 - $28.63    (124,313)  $11.60 - $19.19
                                       ---------   ---------------   ---------   ---------------   ---------   ---------------
Outstanding at end of year...........  2,907,991** $10.92 - $30.34   2,687,031   $10.92 - $30.34   2,601,564   $ 9.73 - $23.78
                                       =========   ===============   =========   ===============   =========   ===============
Exercisable at end of year...........  1,628,799** $10.92 - $30.34   1,570,966   $10.92 - $23.78   1,421,506   $ 9.73 - $15.97
                                       =========   ===============   =========   ===============   =========   ===============

---------------
 * Shares added and prices adjusted to reflect conversion of the Company's stock price for completion of the Spin-off and Merger of its former Water Filtration Business on August 1, 1997.

** Expiring from 2000 through 2007. Of the 2,907,991 options issued and outstanding at December 31, 1999, 1,659,641 options had exercise prices from $10.92 to $18.10 per share, of which approximately 90% of those options were exercisable at year end 1999. The remaining 1,248,350 options outstanding had exercise prices between $18.78 and $30.34 per share.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had compensation expense for such plans been determined in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for

                                  AMETEK, INC.

Stock-Based Compensation" pro forma net income and related per share amounts for the years ended December 31, 1999, 1998, and 1997 would have been as follows:

                                                           1999          1998          1997
                                                        ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported.........................................   $60,768       $41,739       $50,413
  Pro forma...........................................    58,838        40,120        49,217
Net income per share:
  Basic:
     As reported......................................   $  1.88       $  1.28       $  1.53
     Pro forma........................................      1.82          1.23          1.50
  Diluted:
     As reported......................................      1.85          1.24          1.49
     Pro forma........................................      1.82          1.23          1.48

     The weighted average fair value of each option grant on the grant date was $6.65 for 1999, $8.41 for 1998, and $5.68 for 1997. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the last three years.

                                                              1999    1998    1997
                                                              ----    ----    ----
Expected life (years).......................................   5.0     5.0     5.0
Expected volatility.........................................  28.0%   24.5%   23.6%
Dividend yield..............................................   1.2%    0.8%    1.1%
Risk-free interest rate.....................................  5.58%   4.79%   5.71%

8. LEASES

     Minimum aggregate rental commitments under noncancelable leases in effect at December 31, 1999 (principally for production and administrative facilities and equipment) amounted to $17.1 million consisting of annual payments of $5.1 million in 2000, $2.9 million in 2001, $2.3 million in 2002, and decreasing amounts thereafter. Rental expense was $6.9 million in 1999, $6.7 million in 1998 and $5.8 million in 1997.

                                  AMETEK, INC.

9. INCOME TAXES

     The components of income from continuing operations before income taxes and the details of the provision for income taxes are as follows:

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Income from continuing operations before income taxes:
  Domestic............................................  $85,797    $69,072    $65,398
  Foreign.............................................    8,664      8,286     12,796
                                                        -------    -------    -------
     Total............................................  $94,461    $77,358    $78,194
                                                        =======    =======    =======
Provision for income taxes:
  Current:
     Federal..........................................  $26,421    $23,965    $18,753
     Foreign..........................................    5,899      2,335      7,488
     State............................................     (136)     3,849      3,763
                                                        -------    -------    -------
       Total current..................................   32,184     30,149     30,004
                                                        -------    -------    -------
Deferred:
  Federal.............................................    2,477     (2,148)      (410)
  Foreign.............................................   (1,541)      (807)    (1,172)
  State...............................................      573       (285)      (492)
                                                        -------    -------    -------
       Total deferred.................................    1,509     (3,240)    (2,074)
                                                        -------    -------    -------
       Total provision................................  $33,693    $26,909    $27,930
                                                        =======    =======    =======

     Significant components of the Company's deferred tax (asset) liability as of December 31 are as follows:

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Current deferred tax asset:
  Reserves not currently deductible.........................  $ (7,587)   $(10,074)
  Other.....................................................    (4,414)     (3,468)
                                                              --------    --------
     Net current deferred tax asset.........................   (12,001)    (13,542)
                                                              --------    --------
Noncurrent deferred tax (asset) liability:
  Differences in basis of property and accelerated
     depreciation...........................................    15,774      15,460
  Purchased tax benefits....................................     7,102       8,346
  Reserves not currently deductible.........................    (8,518)     (9,616)
  Other.....................................................    13,423      13,951
                                                              --------    --------
     Noncurrent deferred tax liability......................    27,781      28,141
                                                              --------    --------
     Net deferred tax liability.............................  $ 15,780    $ 14,599
                                                              ========    ========

                                  AMETEK, INC.

     The effective rate of the provision for income taxes reconciles to the statutory rate as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Statutory rate..............................................  35.0%   35.0%   35.0%
State income taxes, net of federal income tax benefit(a)....    .3     3.0     2.7
Foreign Sales Corporation...................................  (3.0)   (3.7)   (3.2)
Differences between U.S. and foreign tax rates..............   1.8     1.6     2.7
Goodwill amortization.......................................   1.9     1.4      .1
Other(b)....................................................   (.3)   (2.5)   (1.6)
                                                              ----    ----    ----
                                                              35.7%   34.8%   35.7%
                                                              ====    ====    ====

---------------
(a) Year 1999 includes favorable state income tax adjustments relating to prior years.

(b) Year 1998 includes favorable foreign tax adjustments relating to prior years.

     At December 31, 1999 a subsidiary, acquired in 1999, had available net operating loss carryforwards of approximately $8.2 million to offset future taxable income. At the date of acquisition, the future tax benefits from the loss carryforwards were used to reduce the acquired goodwill of the subsidiary. The carryforwards will expire in 2005 through 2019.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $48.0 million at December 31, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. deferred taxes has been made. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable.

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

     The Company's retirement and savings plan has a defined contribution retirement feature to principally cover its U.S. salaried employees who join the Company after December 31, 1996. Under this retirement feature, the Company makes contributions for eligible employees based on a pre-established percentage of the covered employee's salary. Employees of certain of the Company's foreign operations participate in various local plans that in the aggregate are not significant.

     Effective May 1, 1999, the Company adopted a savings plan for its acquired businesses for the benefit of eligible employees. Company contributions are made for each participant up to a specified percentage, not to exceed 6%, of the participant's base compensation.

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

                                  AMETEK, INC.

SERP and the contracts will primarily be funded by grant of shares of the Company's common stock upon retirement or termination of the employee. The Company is providing for these obligations by charges to earnings over the applicable periods.

     The following table provides a reconciliation of the changes in benefit obligations and fair value of plan assets for the defined benefit plans for 1999 and 1998:

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Change in benefit obligation
Net benefit obligation at beginning of period...............  $263,008    $252,226
Service cost................................................     5,810       6,498
Interest cost...............................................    18,279      17,732
Plan amendments.............................................       650         324
Actuarial (gain) loss.......................................   (18,273)      1,669
Benefit paid................................................   (15,802)    (15,441)
                                                              --------    --------
  Net benefit obligation at end of period...................  $253,672    $263,008
                                                              ========    ========

                                                                1999        1998
                                                              --------    --------
Change in plan assets
Fair value of plan assets at beginning of period............  $265,681    $268,447
Actual return on plan assets................................    40,587       5,041
Employer contributions......................................       692       7,634
Benefits paid...............................................   (15,802)    (15,441)
                                                              --------    --------
  Fair value of plan assets at end of period................  $291,158    $265,681
                                                              ========    ========

     The following table provides aggregate information for pension plans with accumulated benefits in excess of plan assets:

                                                               1999      1998
                                                              ------    -------
Projected benefit obligation................................  $7,961    $39,155
Accumulated benefit obligation..............................   7,961     38,145
Fair value of plan assets...................................   3,633     31,692

                                  AMETEK, INC.

     The following table provides the amounts recognized in the consolidated balance sheets at December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------    -------
Funded status Asset (liability)
Funded status at December 31................................  $ 37,486    $ 2,672
Unrecognized net actuarial (gain) loss......................   (24,659)    10,550
Unrecognized prior service cost.............................     3,082      3,319
Unrecognized net transition obligation (asset)..............    (1,490)    (2,053)
                                                              --------    -------
  Net amount recognized at December 31......................  $ 14,419    $14,488
                                                              ========    =======
Balance sheet asset (liability)
Prepaid benefit cost........................................  $ 20,682    $19,723
Accrued benefit liability...................................    (6,263)    (5,235)
Additional minimum liability................................      (919)    (8,407)
Intangible asset............................................       489      2,234
Accumulated other comprehensive income (before deferred tax
  benefit)..................................................       430      6,173
                                                              --------    -------
  Net amount recognized at December 31......................  $ 14,419    $14,488
                                                              ========    =======

     The following table provides the components of net periodic benefit cost charged to income for the three years ended December 31, 1999:

                                                               1999        1998        1997
                                                             --------    --------    --------
Defined benefit plans:
  Service cost for benefits earned during the period.......  $  5,810    $  6,498    $  5,945
  Interest cost on projected benefit obligation............    18,278      17,732      17,069
  Expected return on plan assets...........................   (23,875)    (24,288)    (20,239)
  Net amortization.........................................       323         233         335
                                                             --------    --------    --------
     Net pension cost......................................       536         175       3,110
Other plans:
  Defined contribution plans...............................     2,439       1,747         250
  Supplemental retirement plans............................       312         301       1,136
  Foreign plans and other..................................       728       1,234         510
                                                             --------    --------    --------
     Total other plans.....................................     3,479       3,282       1,896
                                                             --------    --------    --------
       Total net pension expense...........................  $  4,015    $  3,457    $  5,006
                                                             ========    ========    ========

     Assumptions used in accounting for the defined benefit plans as of December 31 of each year were:

                                                              1999    1998    1997
                                                              ----    ----    ----
Discount rate used in determining present values............  7.75%   7.00%   7.25%
Annual rate of increase in future compensation levels.......  4.75%   4.25%   4.50%
Expected long-term rate of return on plan assets............  9.25%   9.25%   9.25%

     Effective October 1, 1999, the Company adopted a deferred compensation plan which allow employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be invested in either, or a combination of, (a) an interest bearing fund, benefits from which are payable out of the general assets of the Company, or (b) a fund which invests in shares of the Company's common stock on behalf of the employee. Initial employee deferrals began

                                  AMETEK, INC.

in 2000. Administrative expenses for the plan will be absorbed by the Company and are not expected to be significant.

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

     Interest rate swap and cap agreements are used to reduce the potential impact of increases in interest rates on AMETEK's borrowings. Accordingly, AMETEK may enter into these agreements to effectively convert floating-rate loans to fixed-rate loans and to cap certain interest rates that are indexed to LIBOR rates to reduce the risk from rising interest rates. In 1999, the Company did not enter into any such agreements. In 1998, AMETEK was a party to one such interest rate swap transaction related to its long-term debt refinancing in July 1998. Upon early termination of that transaction, the Company paid $3.0 million to the counterparty, which has been deferred and is being amortized to interest expense over the maturity of the underlying debt.

     Cross currency and interest rate agreements are in effect to hedge a portion of the Company's net investment in certain foreign subsidiaries. At December 31, 1999 and 1998, the Company was party to one such agreement, whereby the Company agreed to swap British pounds for an equivalent amount of U.S. dollars totaling $3.8 million. The agreement provides for the Company to make a fixed interest rate payment while receiving interest at floating rates. The currency swap agreement was renewed on its August 1999 termination date and now terminates in August 2001. The fair value of this agreement at December 31, 1999 and 1998 was not significant.

     Forward currency contracts are entered into to hedge certain firm export sales commitments denominated in foreign currencies, primarily German marks. The purpose of such hedging activities is to protect the Company from the risk that the eventual net cash dollar inflows and outflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. At December 31, 1999 and 1998, the Company was not party to any forward currency contracts. The terms of the currency contracts are dependent on the firm commitment and generally do not exceed one year. Deferred gains and losses on such contracts, which are not significant, are recognized in operations as the related sales and purchases occurred.

     The estimated fair values of the Company's other financial instruments are compared below to the recorded amounts at December 31, 1999 and 1998. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 1999 and 1998 in the accompanying balance sheet.

                                                             ASSET (LIABILITY)
                                              ------------------------------------------------
                                                DECEMBER 31, 1999         DECEMBER 31, 1998
                                              ----------------------    ----------------------
                                              RECORDED       FAIR       RECORDED       FAIR
                                               AMOUNT        VALUE       AMOUNT        VALUE
                                              ---------    ---------    ---------    ---------
                                                               (IN THOUSANDS)
Fixed income and equity investments.........  $  16,035    $  16,035    $  37,418    $  37,418
Short-term borrowings.......................  $ (99,558)   $ (99,558)   $ (64,319)   $ (64,319)
Long-term debt (including current
  portion)..................................  $(231,872)   $(206,391)   $(240,980)   $(242,000)

                                  AMETEK, INC.

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

12. ADDITIONAL INCOME STATEMENT AND CASH FLOW INFORMATION

     Included in other income is interest and other investment income of $2.6 million, $4.6 million, and $6.1 million for 1999, 1998, and 1997 respectively. Income taxes paid in 1999, 1998, and 1997 were $29.0 million, $25.6 million, and $24.2 million respectively. Cash paid for interest in 1999 was $24.3 million. Cash paid for interest in 1998 was $26.3 million, and included $6.6 million for unamortized debt issuance costs related to the Company's 7.20% Senior Notes due 2008. These unamortized costs are included as other assets at December 31, 1999 and 1998, are being amortized to interest expense over the life of the 7.20% Senior Notes. Cash paid for interest in 1997 approximated interest expense.

13. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

  Descriptive Information About Reportable Segments

     The Company has two reportable segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

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

     The Electromechanical Group (EMG) produces air-moving electric motors and motor-blower systems for manufacturers of floor-care appliances and outdoor power equipment, fractional horsepower and brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. The Group also produces high-purity metal powders and alloys in powder, strip, and wire form for electronic components, aircraft and automotive products. Sales of fractional horsepower electric motors and blowers represented 43.8% in 1999, 47.8% in 1998, and 45.9% in 1997 of the Company's consolidated net sales.

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

                                  AMETEK, INC.

REPORTABLE SEGMENT FINANCIAL INFORMATION

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Net sales:
  Electronic Instruments...........................  $451,072    $414,202    $390,591
  Electromechanical................................   473,725     513,272     457,170
                                                     --------    --------    --------
     Total Consolidated............................  $924,797    $927,474    $847,761
                                                     ========    ========    ========
Operating income and income before income taxes:(1)
  Operating income:
     Electronic Instruments........................  $ 69,965    $ 55,703    $ 50,769
     Electromechanical.............................    67,575      62,511      61,832
                                                     --------    --------    --------
       Total segments operating income.............   137,540     118,214     112,601
     Corporate administrative and other expenses...   (18,743)    (21,778)    (20,646)
                                                     --------    --------    --------
  Consolidated operating income....................   118,797      96,436      91,955
  Interest and other expenses, net.................   (24,336)    (19,078)    (13,761)
                                                     --------    --------    --------
  Consolidated income from continuing operations
     before income taxes...........................  $ 94,461    $ 77,358    $ 78,194
                                                     ========    ========    ========
Assets:
  Electronic Instruments...........................  $386,309    $244,509    $238,275
  Electromechanical................................   332,493     375,985     245,631
                                                     --------    --------    --------
       Total segments..............................   718,802     620,494     483,906
  Corporate........................................    49,348      79,331      71,297
                                                     --------    --------    --------
       Total Consolidated..........................  $768,150    $699,825    $555,203
                                                     ========    ========    ========
Additions to property, plant and equipment:(2)
  Electronic Instruments...........................  $ 29,323    $ 11,580    $ 18,265
  Electromechanical................................    17,531      40,198      29,485
                                                     --------    --------    --------
       Total segments..............................    46,854      51,778      47,750
  Corporate........................................     2,398       3,634       2,149
                                                     --------    --------    --------
       Total Consolidated..........................  $ 49,252    $ 55,412    $ 49,899
                                                     ========    ========    ========
Depreciation and amortization:
  Electronic Instruments...........................  $ 16,132    $ 15,188    $ 14,992
  Electromechanical................................    22,980      22,761      17,564
                                                     --------    --------    --------
       Total segments..............................    39,112      37,949      32,556
  Corporate........................................       512         420         310
                                                     --------    --------    --------
       Total Consolidated..........................  $ 39,624    $ 38,369    $ 32,866
                                                     ========    ========    ========

---------------
(1) Amounts in 1998 include a non-recurring charge for cost reduction initiatives totaling $8.0 million pretax, consisting of $2.3 million in the Electronic Instruments segment, $5.2 million in the Electromechanical segment, and $.5 million in Corporate.

(2) Includes $18.9 million in 1999, $5.6 million in 1998, and $8.7 million in 1997 from acquired businesses.

                                  AMETEK, INC.

  Geographic Areas

     Information about the Company's operations in different geographic areas for the years ended December 31, 1999, 1998, and 1997 is shown below. Net sales were attributed to geographic areas based on the location of the customer, accordingly, U.S. export sales are reported in international sales.

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Net sales:
  United States....................................  $622,832    $582,494    $527,880
  International(a):
     European Union countries......................   109,065     137,742     130,034
     Asia..........................................    57,451      60,693      62,363
     Other foreign countries.......................   135,449     146,545     127,484
                                                     --------    --------    --------
       Total international.........................   301,965     344,980     319,881
                                                     --------    --------    --------
       Total Consolidated..........................  $924,797    $927,474    $847,761
                                                     ========    ========    ========

Long-lived assets from continuing operations:
  United States....................................  $390,749    $283,161    $180,886
  International(b):
     European Union countries......................    65,111      72,081      57,334
     Asia..........................................     4,424       4,675       3,349
     Other foreign countries.......................    19,811      17,791      15,274
                                                     --------    --------    --------
       Total international.........................    89,346      94,547      75,957
                                                     --------    --------    --------
       Total Consolidated..........................  $480,095    $377,708    $256,843
                                                     ========    ========    ========

---------------
(a) Includes U.S. export sales of $158.5 million in 1999, $162.6 million in 1998, and $161.8 million in 1997.

(b) Represents long-lived assets of foreign-based operations only.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       FIRST       SECOND      THIRD       FOURTH       TOTAL
                                      QUARTER     QUARTER     QUARTER*    QUARTER**      YEAR
                                      --------    --------    --------    ---------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Net sales...........................  $230,878    $231,640    $226,258    $236,021     $924,797
Operating income....................  $ 29,149    $ 29,584    $ 30,518    $ 29,546     $118,797
Income from continuing operations...  $ 14,596    $ 15,564    $ 15,594    $ 15,014     $ 60,768
Net income..........................  $ 14,596    $ 15,564    $ 15,594    $ 15,014     $ 60,768
Basic earnings per share:(a)
  Income from continuing
     operations.....................  $    .45    $    .48    $    .48    $    .47     $   1.88
  Net income........................  $    .45    $    .48    $    .48    $    .47     $   1.88
Diluted earnings per share:(a)
  Income from continuing
     operations.....................  $    .45    $    .47    $    .47    $    .46     $   1.85
  Net income........................  $    .45    $    .47    $    .47    $    .46     $   1.85
Dividends paid per share............  $    .06    $    .06    $    .06    $    .06     $    .24

                                  AMETEK, INC.

                                       FIRST          SECOND       THIRD         FOURTH        TOTAL
                                      QUARTER        QUARTER      QUARTER*      QUARTER**       YEAR
                                      --------       --------     --------      ---------     --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Common stock trading range:(b)
  High..............................        23 1/16        25 3/4       24 5/8        20 1/2        25 3/4
  Low...............................        16 1/2         17 1/2       19 1/4        18            16 1/2
1998
Net sales...........................  $241,958       $246,097     $232,593      $206,826      $927,474
Operating income....................  $ 28,593       $ 28,759     $ 26,976      $ 12,108      $ 96,436
Income from continuing operations...  $ 14,884       $ 15,389     $ 14,050      $  6,126      $ 50,449
Net income..........................  $ 14,884       $ 15,389     $  5,340      $  6,126      $ 41,739
Basic earnings per share:(a)
  Income from continuing
     operations.....................  $    .45       $    .47     $    .43      $    .19      $   1.55
  Net income........................  $    .45       $    .47     $    .16      $    .19      $   1.28
Diluted earnings per share:(a)
  Income from continuing
     operations.....................  $    .44       $    .45     $    .42      $    .19      $   1.50
  Net income........................  $    .44       $    .45     $    .16      $    .19      $   1.24
Dividends paid per share............  $    .06       $    .06     $    .06      $    .06      $    .24
Common stock trading range:(b)
  High..............................        29 15/16       31 3/8       31 1/16       22 5/16       31 3/8
  Low...............................        25 3/8         27 5/8       15 3/4        16 7/16       15 3/4

---------------
  * Third quarter 1998 net income includes an after-tax extraordinary charge of $8.7 million ($.26 per share) for the early extinguishment of debt.

 ** Fourth quarter 1998 income includes a non-recurring pretax charge for cost reduction initiatives totaling $8.0 million, ($4.8 million, after-tax or $.14 per diluted share).

 (a) The sum of quarterly earnings per share may not equal total year earnings per share due to the effect of the Company's purchasing shares of its outstanding common stock.

(b) Trading ranges are based on the New York Stock Exchange composite tape.

NOTE 15. NEW ACCOUNTING STANDARDS

  Accounting Standards Adopted

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

  Pending Accounting Standards

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires recognition of all derivative instruments at fair value in the statement of financial position. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. In June 1999,

                                  AMETEK, INC.

the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
133 - an Amendment to FASB Statement No. 133", approving a delay in the effective date of Statement No. 133 until January 2001. The Company is continuing to study the future impact of adopting this Statement. Due to the Company's limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to Directors and Executive Officers of the Company, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the fiscal year ended December 31, 1999, under the captions "Information as to Nominees for Election of Directors," "Executive Officers of the Registrant," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEMS 11, 12, AND 13.

     The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 1999, under the headings "Executive Compensation," "Stock Ownership," and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements, Financial Statement Schedules and Exhibits filed.

          1. and 2.

          Financial statements, schedules and other information are shown in the index on page 24 of this report.

          3. Exhibits

          Exhibits are shown in the index on page 51 of this report.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMETEK, INC.

                                          By /s/ FRANK S. HERMANCE
                                            ------------------------------------
                                            FRANK S. HERMANCE, PRESIDENT,
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR

Dated: March 8, 2000

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

                     SIGNATURE                                      TITLE                    DATE
                     ---------                                      -----                    ----

              /s/ WALTER E. BLANKLEY                   Chairman of the Board             March 8, 2000
---------------------------------------------------
                WALTER E. BLANKLEY

               /s/ FRANK S. HERMANCE                   President, Chief Executive        March 8, 2000
---------------------------------------------------      Officer and Director
                 FRANK S. HERMANCE                       (Principal Executive Officer)

               /s/ JOHN J. MOLINELLI                   Executive Vice President --       March 8, 2000
---------------------------------------------------      Chief Financial Officer
                 JOHN J. MOLINELLI                       (Principal Financial Officer)

             /s/ ROBERT R. MANDOS, JR.                 Vice President & Comptroller      March 8, 2000
---------------------------------------------------      (Principal Accounting Officer)
               ROBERT R. MANDOS, JR.

                 /s/ LEWIS G. COLE                     Director                          March 8, 2000
---------------------------------------------------
                   LEWIS G. COLE

            /s/ HELMUT N. FRIEDLAENDER                 Director                          March 8, 2000
---------------------------------------------------
              HELMUT N. FRIEDLAENDER

               /s/ SHELDON S. GORDON                   Director                          March 8, 2000
---------------------------------------------------
                 SHELDON S. GORDON

               /s/ CHARLES D. KLEIN                    Director                          March 8, 2000
---------------------------------------------------
                 CHARLES D. KLEIN

                /s/ JAMES R. MALONE                    Director                          March 8, 2000
---------------------------------------------------
                  JAMES R. MALONE

              /s/ DAVID P. STEINMANN                   Director                          March 8, 2000
---------------------------------------------------
                DAVID P. STEINMANN

              /s/ ELIZABETH R. VARET                   Director                          March 8, 2000
---------------------------------------------------
                ELIZABETH R. VARET

                               INDEX TO EXHIBITS

                                 ITEM 14(a)(3)

                                                                                             FILED WITH
EXHIBIT                                                                                      ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO   SUBMISSION
-------                  -----------                   -----------------------------------   ----------
 2.1      Amended and Restated Agreement and Plan of  Exhibit 2 to Form 8-K dated August 7,
          Merger and Reorganization, dated as of      1997, SEC File No. 1-12981.
          February 5, 1997, by and among Culligan
          Water Technologies, Inc. ("Culligan"),
          Culligan Water Company, Inc. ("Culligan
          Merger Sub"), AMETEK, Inc. ("AMETEK") and
          AMETEK Aerospace Products, Inc. ("AMETEK
          Aerospace"), incorporated by reference to
          Appendix A to the Joint Proxy Statement/
          Prospectus included in Culligan's
          Registration Statement on Form S-4
          (Commission File No. 333-26953).
 2.2      Amended and Restated Contribution and       Appendix B to Preliminary Proxy
          Distribution Agreement, dated as of         Statement dated May 12, 1997, SEC
          February 5, 1997, by and between AMETEK     File No. 1-168.
          and AMETEK Aerospace.
 2.3      Form of Tax Allocation Agreement among      Appendix D to Preliminary Proxy
          AMETEK, AMETEK Aerospace and Culligan.      Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
 2.4      Form of Transition Services Agreement by    Appendix B to Preliminary Proxy
          and between Culligan Merger Sub and AMETEK  Statement dated May 12, 1997, SEC
          Aerospace.                                  File No. 1-168.
 2.5      Form of Indemnification Agreement among     Appendix B to Preliminary Proxy
          AMETEK, Culligan and AMETEK Aerospace.      Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
 2.6      Form of Trademark Agreement between AMETEK  Appendix B to Preliminary Proxy
          and AMETEK Aerospace.                       Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
 3.1      Amended and Restated Certificate of         Exhibit 3.1 to Form 8-K dated August
          Incorporation of the Company.               7, 1997, SEC File No. 1-12981.
 3.2      By-laws of the Company as amended to and    Exhibit 3.2 to 1998 Form 10-K SEC
          including November 18, 1998.                File No. 1-12981.
 4.1      Rights Agreement, dated as of June 2,       Exhibit 4.1 to Form 8-K dated August
          1997, between the Company and American      7, 1997,
          Stock Transfer & Trust Company.
 4.2      Amendment No. 1 to Rights Agreement dated   Exhibit 4 to 1999 Form 10-Q dated
          as of May 11, 1999, between AMETEK, Inc.    March 31, 1999, SEC File No. 1-12981.
          and American Stock Transfer & Trust
          Company.
 4.3      Indenture, dated as of July 17, 1998,       Exhibit 4.1 to 1998 Form 10-Q dated
          between AMETEK, Inc., as Issuer, and Chase  June 30, 1998, SEC File No. 1-12981.
          Manhattan Trust Company, National
          Association, as Trustee relating to the
          Notes, dated July 17, 1998.

                                                                                             FILED WITH
EXHIBIT                                                                                      ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO   SUBMISSION
-------                  -----------                   -----------------------------------   ----------
 4.4      Purchase Agreement between AMETEK, Inc.     Exhibit 4.3 to Form S-4 dated August
          and Salomon Brothers Inc., BancAmerica      11, 1998, SEC File No. 1-12981.
          Robertson Stephens and BT Alex. Brown
          Incorporated, as initial purchasers, dated
          July 14, 1998.
10.1      AMETEK, Inc. Retirement Plan for            Exhibit 10.8 to 1997 Form 10-K SEC
          Directors, as amended and restated to       File No. 1-12981.
          October 13, 1997.*
10.2      AMETEK, Inc. Death Benefit Program for      Exhibit (10)(y) to 1987 10-K SEC File
          Directors, pursuant to which the Company    No. 1-168.
          has entered into agreements, restated
          January 1, 1987, with certain directors
          and one former director of the Company
          (the "Directors Program").*
10.3      Amendment No. 1 to the Directors Program.*  Exhibit (10)(z) to 1987 10-K SEC File
                                                      No. 1-168.
10.4      The AMETEK Savings and Investment Plan, as  Exhibit 10.39 to 1996 10-K SEC File
          restated and amended to January 1, 1997     No. 1-168.
          (the "Savings Plan").*
10.5      Amendment No. 1 to the Savings Plan*        Exhibit 10.12 to 1997 Form 10-K SEC
                                                      File No. 1-12981.
10.6      Amendment No. 2 to the Savings Plan*        Exhibit 10.13 to 1997 Form 10-K SEC
                                                      File No. 1-12981.
10.7      Amendment No. 3 to the Savings Plan*        Exhibit 10.14 to 1997 Form 10-K SEC
                                                      File No. 1-12981.
10.8      Amendment No. 4 to the Savings Plan.*       Exhibit 10.8 to 1998 Form 10-K SEC
                                                      File No. 1-12981.
10.9      Amendment No. 5 to the Savings Plan.*       Exhibit 10.9 to 1998 Form 10-K SEC
                                                      File No. 1-12981.
10.10     Amendment No. 6 to the Savings Plan.*       Exhibit 10.10 to 1998 Form 10-K SEC
                                                      File No. 1-12981.
10.11     Amendment No. 7 to the Savings Plan.*                                                  X
10.12     Amendment No. 8 to the Savings Plan.*                                                  X
10.13     Amendment No. 9 to the Savings Plan.*                                                  X
10.14     Amendment No. 10 to the Savings Plan.*                                                 X
10.15     Reorganization and Distribution Agreement   Exhibit (2) to Form 8-K dated
          by and between the Company and Ketema,      November 30, 1988, SEC File No.
          Inc. (the "Reorganization and Distribution  1-168.
          Agreement").
10.16     Agreements between the Company and Ketema,  Exhibit 10.56 to 1991 10-K SEC File
          Inc. amending certain provisions of the     No. 1-168.
          Reorganization and Distribution Agreement.
10.17     Benefits Agreement by and between the       Exhibit (10)(ss) to 1998 10-K SEC
          Company and Ketema, Inc.                    File No. 1-168.
10.18     Tax Agreement by and between the Company    Exhibit (10)(tt) to 1988 10-K SEC
          and Ketema, Inc.                            File No. 1-168.

                                                                                             FILED WITH
EXHIBIT                                                                                      ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO   SUBMISSION
-------                  -----------                   -----------------------------------   ----------
10.19     Support Services Agreement by and between   Exhibit (10)(uu) to 1988 10-K SEC
          the Company and Ketema, Inc.                File No. 1-168.
10.20     Form of Severance Benefit Agreement         Exhibit (10)(ww) to 1989 10-K SEC
          between the Company and certain executives  File No. 1-168.
          of the Company.*
10.21     Form of Restricted Stock Agreement between  Exhibit 10.59 to 1991 10-K SEC File
          the Company and certain directors of the    No. 1-168.
          Company, dated as of February 27, 1991.*
10.22     Form of Restricted Stock Agreement between  Exhibit 10.60 to 1991 10-K SEC File
          the Company and certain executives of the   No. 1-168.
          Company, dated as of May 21, 1991.*
10.23     Form of Supplemental Retirement Benefit     Exhibit 10.61 to 1991 10-K SEC File
          Agreement between the Company and certain   No. 1-168.
          executives of the Company, dated as of May
          21, 1991.*
10.24     Supplemental Senior Executive Death         Exhibit 10.41 to 1992 10-K SEC File
          Benefit Plan, effective as of January 1,    No. 1-168.
          1992 (the "Senior Executive Plan").*
10.25     Amendment No. 1 to the Senior Executive     Exhibit 10.42 to 1992 10-K SEC File
          Plan.*                                      No. 1-168.
10.26     Senior Executive Split Dollar Death         Exhibit 10.43 to 1992 10-K SEC File
          Benefit Plan, dated as of December 15,      No. 1-168.
          1992.*
10.27     Credit Agreement dated August 2, 1995,      Exhibit 4 to 10-Q, SEC File No.
          amended September 30, 1996 and restated as  1-168.
          of September 12, 1996, among the Company,
          Various Lending Institutions, Bank of
          Montreal, CoreStates Bank, N.A., and PNC
          Bank, National Association, as Co-Agents,
          and The Chase Manhattan Bank, N.A., as
          Administrative Agent (the "Credit
          Agreement").
10.28     First Amendment and Consent to the Credit   Exhibit 10.1 to Form 8-K dated August
          Agreement dated as of May 9, 1997.          7, 1997, SEC File No. 1-12981.
10.29     Assumption Agreement, dated as of July 31,  Exhibit 10.2 to Form 8-K dated August
          1997, among the Company, AMETEK and The     7, 1997, SEC File No. 1-12981.
          Chase Manhattan Bank.
10.30     Second Amendment to the Credit Agreement    Exhibit 10.30 to Form 10-K SEC File
          dated as of December 4, 1997.               No. 1-12981.
10.31     Third Amendment to Credit Agreement, dated  Exhibit 10 to 1998 10-Q dated June
          as of June 15, 1998.                        30, 1998, SEC File No. 1-12981.
10.32     Fourth Amendment and Consent to the Credit  Exhibit 10 to 1999 Form 10-Q dated
          Agreement dated as of March 19, 1999.       March 31, 1999 SEC File No. 1-12981.
10.33     Fifth Amendment and Consent to the Credit   Exhibit 10.2 to 1999 Form 10-Q dated
          Agreement dated as of July 14, 1999.        June 30, 1999 SEC File No. 1-12981.

                                                                                             FILED WITH
EXHIBIT                                                                                      ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO   SUBMISSION
-------                  -----------                   -----------------------------------   ----------
10.34     The 1997 Stock Incentive Plan of AMETEK,    Exhibit 10.31 to 1997 Form 10-K
          Inc. (the "1997 Plan").*                    SEC File No. 1-12981.
10.35     Amendment No. 1 to the 1997 Plan.*                                                     X
10.36     Amendment No. 2 to the 1997 Plan.*                                                     X
10.37     1999 Stock Incentive Plan of AMETEK, Inc.   Exhibit 4.1 to Form S-8 dated June
          (the "1999 Plan").*                         11, 1999, SEC file No. 333-80449
10.38     Amendment No. 1 to the 1999 Plan.*          Exhibit 4.1 to Form S-8 dated June
                                                      11, 1999, SEC file No. 333-80449
10.39     Supplemental Executive Retirement Plan      Exhibit 10.3 to Form 8-K dated August
                                                      7, 1997, SEC File No. 1-12981.
10.40     Amendment No. 1 to the Supplemental
          Executive Retirement Plan                                                              X
10.41     Stock Purchase Agreement by and between     Exhibit 10 to Form 8-K dated January
          EG&G Holdings, Inc. and AMETEK, Inc. dated  22, 1998, SEC File No. 1-12981.
          as of December 26, 1997.
10.42     Employees' Retirement Plan of AMETEK,       Exhibit 10.31 to Form 10-K SEC File
          Inc., as restated to January 1, 1998 (the   No. 1-12981.
          "Retirement Plan").*
10.43     Amendment No. 1 to the Retirement Plan.*                                               X
10.44     Amendment No. 2 to the Retirement Plan.*                                               X
10.45     Amendment No. 3 to the Retirement Plan.*                                               X
10.46     Amendment No. 4 to the Retirement Plan.*                                               X
10.47     Amendment No. 5 to the Retirement Plan.*                                               X
10.48     Amendment No. 6 to the Retirement Plan.*                                               X
10.49     AMETEK 401(K) Plan for Acquired             Exhibit 10.1 to Form 10-Q dated June
          Businesses, dated May 1, 1999.*             30, 1999, SEC File No. 1-12981.
10.50     Amendment No. 1 to the AMETEK 401(k) Plan
          for Acquired Businesses.                                                               X
10.51     Amendment No. 2 to the AMETEK 401(k) Plan
          for Acquired Businesses.                                                               X
10.52     Receivables Purchase Agreement dated as of  Exhibit 10.1 to Form 10-Q dated
          October 1, 1999 among AMETEK, Inc., Rotron  September 30, 1999 SEC File No.
          Incorporated and AMETEK Receivables Corp.   1-12981.
10.53     Receivables Sale Agreement dated as of      Exhibit 10.2 to Form 10-Q dated
          October 1, 1999 among AMETEK Receivables    September 30, 1999 SEC File No.
          Corp., AMETEK, Inc., ABN AMRO Bank N.V.,    1-12981.
          and Amsterdam Funding Corporation.
10.54     AMETEK, Inc. Deferred Compensation Plan.    Exhibit 10.3 to Form 10-Q dated
                                                      September 30, 1999 SEC File No.
                                                      1-12981.

                                                                                             FILED WITH
EXHIBIT                                                                                      ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO   SUBMISSION
-------                  -----------                   -----------------------------------   ----------
12        Statement regarding computation of ratio
          of earnings to fixed charges.                                                          X
21        Subsidiaries of the Registrant.                                                        X
23        Consent of Independent Auditors.                                                       X
27        Financial Data Schedule.                                                               X

---------------
* Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.