Form 10-Q
period 2000-03-31
AMETEK INC/
filed 2000-05-11
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            March 31, 2000

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________  to ___________________

Commission file number 1-12981

                                  AMETEK, Inc.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                     14-1682544
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


 37 North Valley Road, Building 4, P.O. Box 1764, Paoli, Pennsylvania 19301-0801
                    (Address of principal executive offices)
                                   (Zip Code)


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

Yes [X] No [ ]

The number of shares of the issuer's common stock outstanding as of the latest practicable date was: Common Stock, $.01 Par Value, outstanding at April 28, 2000 was 31,984,084 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                              PAGE NUMBER

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements
           Consolidated Statement of Income for
              the Three Months Ended March 31, 2000 and 1999..........................3
           Consolidated Balance Sheet as of
              March 31, 2000 and December 31, 1999....................................4
           Condensed Consolidated Statement of Cash Flows for
              the Three Months Ended March 31, 2000 and 1999..........................5
           Notes to Consolidated Financial Statements   ..............................6

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of  Operations.................................................8

PART II.   OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.........................................12

SIGNATURES...........................................................................13

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  AMETEK, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
          (Dollars and shares in thousands, except per share amounts)


                                                         Three months ended
                                                            March 31,
                                                            ---------

                                                      2000               1999
                                                 ---------          ---------

Net sales                                        $ 255,812          $ 230,878
Expenses:
   Cost of sales, excluding depreciation           189,967            175,572
   Selling, general and administrative              23,832             18,653
   Depreciation                                      8,126              7,504
                                                 ---------          ---------
     Total expenses                                221,925            201,729
                                                 ---------          ---------

Operating income                                    33,887             29,149
Other income (expenses):
   Interest expense                                 (7,029)            (6,026)
   Other, net                                         (679)              (320)
                                                 ---------          ---------
Income  before income taxes                         26,179             22,803
Provision for income taxes                           9,425              8,207
                                                 ---------          ---------
Net Income                                       $  16,754          $  14,596
                                                 =========          =========

Basic earnings per share                         $    0.52          $    0.45
                                                 =========          =========

Diluted earnings per share                       $    0.52          $    0.45
                                                 =========          =========
Average common shares outstanding:
  Basic shares                                      32,005             32,174
                                                 =========          =========
  Diluted shares                                    32,428             32,711
                                                 =========          =========

Dividends per share                              $    0.06          $    0.06
                                                 =========          =========


                             See accompanying notes.

                                  AMETEK, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                         March 31,        December 31,
                                                                                           2000               1999
                                                                                        ---------          ---------
                                                                                       (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                           $   4,822          $   8,636
    Marketable securities                                                                   6,982              6,764
    Receivables, less allowance for possible losses                                       116,807            112,756
    Inventories                                                                           110,168            102,396
    Deferred income taxes                                                                  10,766             12,001
    Other current assets                                                                   13,172             13,548
                                                                                        ---------          ---------
        Total current assets                                                              262,717            256,101
                                                                                        ---------          ---------

Property, plant and equipment, at cost                                                    511,151            516,780
    Less accumulated depreciation                                                        (301,186)          (297,209)
                                                                                        ---------          ---------
                                                                                          209,965            219,571
                                                                                        ---------          ---------

Goodwill, net of accumulated amortization                                                 248,173            248,304
Investments and other assets                                                               47,303             44,174
                                                                                        ---------          ---------
        Total assets                                                                    $ 768,158          $ 768,150
                                                                                        =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                                         $  98,401          $  99,674
    Accounts payable                                                                       69,265             73,377
    Accruals                                                                               86,953             89,685
                                                                                        ---------          ---------
        Total current liabilities                                                         254,619            262,736

Long-term debt                                                                            231,405            231,756

Deferred income taxes                                                                      27,948             27,781

Other long-term liabilities                                                                26,799             29,661

Stockholders' equity :
  Common stock                                                                                334                334
  Capital in excess of par value                                                            1,703              2,041
  Retained earnings                                                                       284,699            269,861
  Accumulated other comprehensive losses                                                  (30,211)           (27,395)
  Treasury stock                                                                          (29,138)           (28,625)
                                                                                        ---------          ---------
                                                                                          227,387            216,216
                                                                                        ---------          ---------
        Total liabilities and stockholders' equity                                      $ 768,158          $ 768,150
                                                                                        =========          =========



                             See accompanying notes.

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                    Three months ended
                                                                                          March 31,
                                                                                         --------
                                                                                  2000              1999
                                                                                --------          --------
Cash provided by (used for):

  Operating activities:
   Income from continuing operations                                            $ 16,754          $ 14,596
   Adjustments to reconcile net income to total operating activities:
       Depreciation and amortization                                              10,802             9,286
       Net change in assets and liabilities                                      (23,623)           (5,695)
       Other                                                                      (2,021)           (1,273)
                                                                                --------          --------
        Total operating activities (before sale of accounts receivable)            1,912            16,914
        Proceeds from sale of accounts receivable                                  6,000                --
                                                                                --------          --------
        Total operating activities                                                 7,912            16,914
                                                                                --------          --------

  Investing activities:
    Additions to property, plant and equipment                                    (5,558)           (6,819)
    Purchase of businesses                                                            --           (30,319)
    Proceeds from sale of assets                                                      --             6,380
    Other                                                                            947            (2,476)
                                                                                --------          --------
        Total investing activities                                                (4,611)          (33,234)
                                                                                --------          --------

  Financing activities:
    Net change in short-term borrowings                                           (2,977)           30,156
    Repayment of long-term debt                                                   (1,281)          (14,008)
    Repurchases of common stock                                                   (1,611)               --
    Cash dividends paid                                                           (1,916)           (1,930)
    Proceeds from stock options                                                      670               911
                                                                                --------          --------
        Total financing activities                                                (7,115)           15,129
                                                                                --------          --------

Decrease in cash and cash equivalents                                             (3,814)           (1,191)

Cash and cash equivalents:
  As of January 1                                                                  8,636             9,768
                                                                                --------          --------

  As of March 31                                                                $  4,822          $  8,577
                                                                                ========          ========

                             See accompanying notes.

                                  AMETEK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


Note 1 - Financial Statement Presentation

         The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2000 and the consolidated results of its operations and cash flows for the three-month periods ended March 31, 2000 and 1999 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes presented in the Company's 1999 Form 10-K as filed with the Securities and Exchange Commission.


Note 2 - Earnings Per Share

         The calculation of basic earnings per share for the three-month periods ended March 31, 2000 and 1999 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                              Weighted average shares (In thousands)
                                   Three months ended March 31,
                                   ----------------------------

                                     2000             1999
                                     ----             ----
                                         (Unaudited)
Basic                                32,005         32,174
Stock option and award plans            423            537
                                     ------         ------
Diluted                              32,428         32,711
                                     ======         ======

Note 3 - Inventories

The estimated components of inventory stated at lower of LIFO cost or market are:

                                                  (In thousands)
                                                  --------------
                                            March 31,       December 31,
                                              2000             1999
                                              ----             ----
                                                    (Unaudited)
Finished goods and parts                    $ 18,284         $ 18,749
Work in process                               32,083           26,904
Raw materials and purchased parts             59,801           56,743
                                            --------         --------
                                            $110,168         $102,396
                                            ========         ========

                                  AMETEK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

Note 4 - Comprehensive Income

         Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three-month periods ended March 31, 2000 and 1999:

                                                          (In thousands)
                                                   Three months ended March 31,
                                                   ----------------------------
                                                     2000              1999
                                                     ----              ----
                                                          (Unaudited)
Net income                                          $ 16,754          $ 14,596
Foreign currency translation adjustment               (3,276)           (5,422)
Unrealized gain (loss) on marketable
 securities and other                                    461              (465)
                                                    --------          --------
          Total comprehensive income                $ 13,939          $  8,709
                                                    ========          ========

Note 5 - Segment Disclosure

         The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

         At March 31, 2000, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 1999, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three month period ended March 31, 2000 and 1999 can be found in the table on page 8 in the Management's Discussion & Analysis section of this Report.

Note 6 -  Receivables Sale Agreement

         Under the Company's accounts receivable securitization program, the Company sold an additional $6.0 million of trade accounts receivable in March 2000. The proceeds were used to reduce bank borrowings. As of March 31, 2000, $50.0 million of the accounts receivable securitization facility, the maximum allowable, had been used.

Note 7 - Accounting Pronouncements Pending Adoption

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

                                  AMETEK, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth sales and income by reportable segment, and consolidated operating and pretax income:

                                                                               Three months ended March 31,
                                                                               2000               1999
                                                                               ----               ----
                                                                                (Dollars in thousands)
Net sales
Electronic Instruments                                                     $ 130,814          $ 109,214
Electromechanical                                                            124,998            121,664
                                                                           ---------          ---------
        Consolidated net sales                                             $ 255,812          $ 230,878
                                                                           =========          =========
Operating income and income before income taxes
Electronic Instruments                                                     $  19,641          $  16,499
Electromechanical                                                             19,215             17,194
                                                                           ---------          ---------
  Total segment operating income                                              38,856             33,693
Corporate and other                                                           (4,969)            (4,544)
                                                                           ---------          ---------
  Consolidated operating income                                               33,887             29,149
Interest and other expenses, net                                              (7,708)            (6,346)
                                                                           ---------          ---------
        Consolidated income before income taxes                            $  26,179          $  22,803
                                                                           =========          =========


Operations for the first quarter of 2000 compared with the first quarter of 1999

Net sales for the first quarter 2000 were $255.8 million, an increase of $24.9 million or 10.8% compared with the first quarter 1999 net sales of $230.9 million. In the first quarter 2000, the Electronic Instruments Group (EIG) benefited from the sales contributions of the 1999 acquisitions of Gulton-Statham Transducers (GST), Patriot Sensors and Controls (Patriot), and Drexelbrook Engineering Company (Drexelbrook). The Electromechanical Group (EMG) reported higher sales due primarily to strong demand for technical motors and specialty metals products. Global floor-care market conditions were positive, with the Company's motor operations in Europe reporting stronger sales as European markets stabilized. However, revenue growth in Europe was substantially offset by the effect of translating European currencies into U.S. dollars in the current first quarter.

New orders for the first quarter 2000 were $271.6 million, up 12.4% when compared with the same quarter in 1999. The increase was due primarily to customer orders generated from the technical motors and specialty metals businesses. The Company's backlog of unfilled orders at March 31, 2000 reached $259.3 million, compared with $243.5 million at December 31, 1999.

                                  AMETEK, Inc.

         Segment operating income for the first quarter 2000 was $38.8 million, an increase of $5.1 million or 15.3% when compared with the first quarter 1999 when operating income was $33.7 million. Segment operating income as a percentage of sales increased to 15.2% of sales in the current first quarter from 14.6% of sales in the first quarter 1999. The Company continued to benefit from its cost reduction initiatives, and additional operating income generated by acquired companies.

         Corporate and other expenses for the first quarter 2000 were $4.9 million, a 9.3% increase when compared with $4.6 million for the same quarter of 1999. The increase was largely due to higher expenses in connection with the e-commerce initiative. Consolidated operating income totaled $33.9 million, or 13.2% of sales, compared with $29.1 million, or 12.6% of sales for the 1999 first quarter, an increase of 16.3% from the same period in 1999.


         Interest and other expenses, net were $7.7 million in the first quarter 2000, compared with $6.3 million for the same quarter of 1999. Interest expense is higher because of an increase in interest rates and higher average levels of debt to finance acquisitions. Also, other expenses are higher because of lower investment income due to the absence of an investment asset which was liquidated in the fourth quarter 1999 and losses from the sale of marketable securities.

         Net income for the first quarter 2000 totaled $16.8 million, up 14.8% from $14.6 million in the first quarter 1999. Diluted earnings per share rose 15.6% to $.52 per share, compared with $.45 per share for the same quarter of 1999.

Segment Results

         Electronic Instruments Group ("EIG") sales were $130.8 million in the first quarter 2000, an increase of $21.6 million or 19.8% from the same quarter of 1999. The Group benefited in the current first quarter from the sales contributions due to the acquisitions of GST in April 1999, Patriot in July 1999, and Drexelbrook in December 1999. Market conditions were strong as sales increased for the Company's process instrumentation products. The aerospace business continues to grow through acquisitions and expansion of the Company's aerospace technology into other markets.

         EIG operating income for the current first quarter increased by $3.1 million or 19.0% to $19.6 million when compared with the same quarter of 1999. Additional operating income generated by acquired companies was the primary reason for the increase. Operating margins were 15.0%, essentially unchanged from the first quarter 1999, and were suppressed somewhat by higher selling expense from the acquired businesses. Profitability of the aerospace and process instruments businesses were strong in the current year first quarter.

                                  AMETEK, Inc.

         Electromechanical Group (EMG) sales totaled $125.0 million in the first quarter 2000, an increase of $3.3 million or 2.7% from the same quarter 1999. The sales increase was primarily due to higher sales recorded by the Company's differentiated technical motors and specialty metals businesses. Sales to European floor-care markets stabilized in the first quarter of 2000, however, sales growth achieved were substantially offset by the effect of translating European currencies into U.S. dollars. Before the effect of currency translation, Group sales would have increased 5.9% from the 1999 first quarter.

         Operating income of EMG was $19.2 million for the first quarter 2000, an increase of $2.0 million or 11.8% from the first quarter 1999. Group operating income as a percentage of sales for the first quarter 2000 was 15.4%, a significant increase from 1999 when operating margins were 14.1% in the first quarter. Higher profits on increased sales and a favorable product mix in the technical motors and specialty metals businesses were the primary reasons for the operating income improvement. Also, the Group continued to benefit in the current first quarter from lower operating costs in its North American motor operations as a result of the cost reduction actions completed in 1999, which included the transfer of production to a lower-cost facility in Mexico, the previously announced closing of a manufacturing facility in Cambridge, Ohio, and the consolidation of certain electric motor operations in Europe.


FINANCIAL CONDITION

       Liquidity and Capital Resources

         Cash provided by operating activities before proceeds from the sale of accounts receivable totaled $1.9 million in the first quarter 2000, compared with $16.9 million for the same quarter of 1999. The decrease was due to the higher working capital requirements mainly due to the increased level of business. Operating activities for the first quarter 2000 also included cash proceeds of $6.0 million received from the sale of accounts receivables under an accounts receivable securitization agreement consummated in the fourth quarter 1999.

         Cash used for investing activities totaled $4.6 million in the first quarter 2000, compared with $33.2 million in the same quarter of 1999. Additions to property, plant and equipment in the first quarter 2000 totaled $5.6 million, compared with $6.8 million in the same quarter of 1999. The 1999 quarter also included cash outlays of $30.3 million for the purchase of a business.

                                  AMETEK, Inc.

         Cash used for financing activities in the first quarter 2000 totaled $7.1 million, compared with cash provided by financing activities of $15.1 million in the same quarter of 1999. In the first quarter 2000 net short-term borrowings decreased by $3.0 million, compared with an increase of $30.2 million in 1999. Other financing activities included the repurchase of 83,500 shares of common stock for $1.6 million. Cash paid for dividends of $1.9 million and net cash proceeds from exercise of employee stock options of $0.7 million were essentially the same for the first quarters 2000 and 1999, respectively. In the first quarter 1999 the Company also repaid the remaining $13.8 million outstanding principal amount of its 9 3/4% Senior Notes due 2004.

         As a result of all of the activities discussed above, the Company's cash and marketable securities at March 31, 2000 totaled $11.8 million, compared with $15.4 million at December 31, 1999. The Company also had unused borrowing commitments of $111.7 million from its $195.0 million revolving credit facility available at March 31, 2000. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its liquidity needs.


FORWARD-LOOKING INFORMATION

         Information contained in this discussion, other than historical information, are considered "forward-looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company's 1999 Form 10-K as filed with the Securities and Exchange Commission.

                                  AMETEK, Inc.

                          PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a)   Exhibits:

         Exhibit
         Number                                   Description

         10.1     Amendment No. 2 to the Supplemental Executive Retirement Plan

         10.2     Amendment No. 3 to the 1997 Stock Incentive Plan of AMETEK

         10.3     Amendment No. 2 to the 1999 Stock Incentive Plan of AMETEK

           27     Financial Data Schedule *

b) Reports on Form 8-K: During the quarter ended March 31, 2000, no reports were filed on Form 8-K.


* Schedule submitted in electronic format only.

                                  AMETEK, Inc.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        AMETEK, Inc.
                             ------------------------------------
                                        (Registrant)




                             By   /s/ Robert R. Mandos, Jr.
                             ---------------------------------------
                                      Robert R. Mandos, Jr.
                                      Vice President & Comptroller
                                      (Principal Accounting Officer)


May 11, 2000