Form 10-Q
period 2000-06-30
AMETEK INC/
filed 2000-08-08
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_____ SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

  Yes   X    No
       ___      ____

    The number of shares of the issuer's common stock outstanding as of the latest practicable date was: Common Stock, $.01 Par Value, outstanding at July 31, 2000 was 32,037,281 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                          PAGE NUMBER
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

              Consolidated Statement of Income for
               the Three and Six Months Ended June 30, 2000 and 1999............................3
              Consolidated Balance Sheet as of
               June 30, 2000 and December 31, 1999..............................................4
              Condensed Consolidated Statement of Cash Flows for
               the Six Months Ended June 30, 2000 and 1999......................................5
              Notes to Consolidated Financial Statements   .....................................6

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................................9

PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders...............................15

     Item 6. Exhibits and Reports on Form 8-K..................................................15

SIGNATURES.....................................................................................16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  AMETEK, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
           (Dollars and shares in thousands, except per share amounts)

                                                      Three months ended                 Six months ended
                                                            June 30,                          June 30,
                                                            --------                          --------
                                                   2000              1999              2000              1999
                                                   ----              ----              ----              ----
Net sales                                       $ 255,504         $ 231,640         $ 511,316         $ 462,518
Expenses:
   Cost of sales, excluding depreciation          190,576           174,925           380,543           350,497
   Selling, general and administrative             23,468            19,775            47,300            38,428
   Depreciation                                     7,690             7,356            15,816            14,860
                                                ---------         ---------         ---------         ---------
     Total expenses                               221,734           202,056           443,659           403,785
                                                ---------         ---------         ---------         ---------

Operating income                                   33,770            29,584            67,657            58,733
Other income (expenses):
   Interest expense                                (6,665)           (5,861)          (13,694)          (11,887)
   Other, net                                         (69)              683              (748)              363
                                                ---------         ---------         ---------         ---------
Income  before income taxes                        27,036            24,406            53,215            47,209
Provision for income taxes                          9,813             8,842            19,238            17,049
                                                ---------         ---------         ---------         ---------
Net Income                                      $  17,223         $  15,564         $  33,977         $  30,160
                                                =========         =========         =========         =========

Basic earnings per share                        $    0.54         $    0.48         $    1.06         $    0.94
                                                =========         =========         =========         =========

Diluted earnings per share                      $    0.53         $    0.47         $    1.05         $    0.92
                                                =========         =========         =========         =========

Average common shares outstanding:
  Basic shares                                     32,078            32,329            32,042            32,252
                                                =========         =========         =========         =========

  Diluted shares                                   32,452            33,104            32,440            32,907
                                                =========         =========         =========         =========

Dividends per share                             $    0.06         $    0.06         $    0.12         $    0.12
                                                =========         =========         =========         =========

                             See accompanying notes.

                                  AMETEK, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                             June 30,       December 31,
                                                               2000             1999
                                                               ----             ----
                                                          (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                              $   3,394         $   8,636
    Marketable securities                                      8,289             6,764
    Receivables, less allowance for possible losses          124,813           112,756
    Inventories                                              113,717           102,396
    Deferred income taxes                                     10,219            12,001
    Other current assets                                      13,716            13,548
                                                           ---------         ---------
        Total current assets                                 274,148           256,101
                                                           ---------         ---------
Property, plant and equipment, at cost                       511,773           516,780
    Less accumulated depreciation                           (306,440)         (297,209)
                                                           ---------         ---------
                                                             205,333           219,571
                                                           ---------         ---------
Goodwill, net of accumulated amortization                    246,517           248,304
Investments and other assets                                  45,984            44,174
                                                           ---------         ---------
        Total assets                                       $ 771,982         $ 768,150
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                            $  80,116         $  99,674
    Accounts payable                                          72,228            73,377
    Accruals                                                  87,766            89,685
                                                           ---------         ---------
        Total current liabilities                            240,110           262,736

Long-term debt                                               234,082           231,756

Deferred income taxes                                         28,595            27,781

Other long-term liabilities                                   25,523            29,661

Stockholders' equity:
  Common stock                                                   334               334
  Capital in excess of par value                               1,222             2,041
  Retained earnings                                          300,001           269,861
  Accumulated other comprehensive losses                     (30,674)          (27,395)
  Treasury stock                                             (27,211)          (28,625)
                                                           ---------         ---------
                                                             243,672           216,216
                                                           ---------         ---------
        Total liabilities and stockholders' equity         $ 771,982         $ 768,150
                                                           =========         =========

                             See accompanying notes.

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                    Six months ended
                                                                                        June 30,
                                                                                        --------
                                                                                 2000              1999
                                                                                 ----              ----
Cash provided by (used for):
  Operating activities:
   Net income                                                                  $ 33,977         $ 30,160
     Adjustments to reconcile net income to total operating activities:
       Depreciation and amortization                                             21,095           18,724
       Deferred income taxes                                                      2,710              371
       Net change in assets and liabilities                                     (33,828)          (8,941)
       Other                                                                       (990)            (506)
                                                                               --------         --------
        Total operating activities (before sale of accounts receivable)          22,964           39,808
                                                                               --------         --------
        Proceeds from sale of accounts receivable                                 4,000               --
                                                                               --------         --------
        Total operating activities                                               26,964           39,808
                                                                               --------         --------

  Investing activities:
    Additions to property, plant and equipment                                  (11,669)         (13,663)
    Purchase of businesses                                                           --          (53,710)
    Proceeds from sale of assets                                                  3,920            6,380
    Increase in marketable securities                                            (1,663)          (3,508)
                                                                               --------         --------
        Total investing activities                                               (9,412)         (64,501)
                                                                               --------         --------

  Financing activities:
    Net change in short-term borrowings                                         (21,867)          37,082
    Additional long-term borrowings                                               3,776               --
    Repayment of long-term debt                                                  (1,281)         (14,001)
    Repurchases of common stock                                                  (1,611)              --
    Cash dividends paid                                                          (3,837)          (3,860)
    Proceeds from stock options                                                   2,026            3,209
                                                                               --------         --------
        Total financing activities                                              (22,794)          22,430
                                                                               --------         --------

Decrease in cash and cash equivalents                                            (5,242)          (2,263)

Cash and cash equivalents:
  Beginning of period                                                             8,636            9,768
                                                                               --------         --------
  As of June 30                                                                $  3,394         $  7,505
                                                                               ========         ========

                             See accompanying notes.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


Note 1 - Financial Statement Presentation

        The accompanying consolidated financial statements as of and for the three and six-month period ended June 30, 2000 and 1999 are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements of the Company for the periods presented have been included. Quarterly results of operations are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Presentation of certain amounts appearing in the prior years' financial statements have been reclassified to conform to the current years presentation.

Note 2 - Earnings Per Share

        The calculation of basic earnings per share for the three and six-month periods ended June 30, 2000 and 1999 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                      Weighted average shares (in thousands) (unaudited)
                                      --------------------------------------------------
                                    Three months ended June 30,   Six months ended June 30,
                                    ---------------------------   -------------------------
                                      2000         1999            2000          1999
                                      ----         ----            ----         -----
Basic                               32,078        32,329          32,042        32,252
Stock option and award plans           374           775             398           655
                                    ------        ------          ------        ------
Diluted                             32,452        33,104          32,440        32,907
                                    ======        ======          ======        ======

Note 3 - Inventories

        The estimated components of inventory stated at lower of LIFO cost or market are:

                                                 In thousands
                                                 ------------
                                           June 30,      December 31,
                                            2000            1999
                                            ----            ----
                                        (Unaudited)
Finished goods and parts                 $ 20,158        $ 18,749
Work in process                            30,039          26,904
Raw materials and purchased parts          63,520          56,743
                                         --------        --------
                                         $113,717        $102,396
                                         ========        ========

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 4 - Comprehensive Income

   Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three and six-month periods ended June 30, 2000 and 1999:

                                                                   In thousands (Unaudited)
                                                                   ------------------------
                                                 Three months ended June 30,       Six months ended June 30,
                                                 ---------------------------       -------------------------
                                                    2000             1999            2000             1999
                                                    ----             ----            ----             ----
Net income                                       $ 17,223         $ 15,564         $ 33,977         $ 30,160
Foreign currency translation adjustment              (539)          (2,480)          (3,815)          (7,902)
Unrealized gain (loss) on marketable
 securities and other                                  75              793              536              328
                                                 --------         --------         --------         --------
         Total comprehensive income              $ 16,759         $ 13,877         $ 30,698         $ 22,586
                                                 ========         ========         ========         ========

Note 5 - Segment Disclosure

   The Company's two reportable business segments, the Electronic Instruments Group and the Electromechanical Group are organized primarily on the basis of product type, production processes, distribution methods, and management organizations.

   At June 30, 2000, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 1999, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three and six-month periods ended June 30, 2000 and 1999 can be found in the table on page 9 in the Management's Discussion & Analysis section of this Report.

Note 6 -  Receivables Securitization

   Under the Company's accounts receivable securitization program, the Company sold an additional $4.0 million of trade accounts receivable in the six month period ended June 30, 2000. The proceeds were used to reduce bank borrowings. As of June 30, 2000, $48 million of the maximum $50 million allowable accounts receivable securitization facility had been used.

Note 7 - Accounting Pronouncements

   In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires recognition of all derivative instruments measured at fair value in the statement of financial position. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB approved a one-year delay in the effective date of this Statement until January 2001.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


   In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This Statement amends Statement No. 133 for certain impractical aspects of the original Statement which were incompatible with many common current hedging approaches. Statement No. 138 is effective simultaneously with Statement No. 133.

   The provisions of SFAS 133 and related amendments and interpretations become effective for the Company beginning January 1, 2001, including the interim periods of that year. Based on the Company's limited use of derivative financial instruments, it does not expect the adoption of these Statements to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

Note 8 - Subsequent Event

   On August 7, 2000, the Company announced that it had acquired the assets of certain businesses of Prestolite Electric Incorporated ("Prestolite") for approximately $60 million in cash, subject to adjustment. The acquired businesses consist of Prestolite's Switch Division, its Industrial Battery Charger business, and its Direct-Current (DC) motor business. The acquired businesses had 1999 sales totaling $71 million, and employ approximately 500 people at six worldwide locations. The acquisition will be part of the Company's Electromechanical segment. It will be accounted for by the purchase method of accounting, and its results of operations will be included in the Company's consolidated results as of the date of acquisition.

                                  AMETEK, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        The following table sets forth sales and income by reportable segment, and consolidated operating and pretax income:

                                                                       (Dollars in thousands)
                                                   Three months ended June 30,          Six months ended June 30,
                                                   ---------------------------          -------------------------
                                                     2000              1999              2000              1999
                                                     ----              ----              ----              ----
Net sales
      Electronic Instruments                      $ 126,035         $ 109,623         $ 256,849         $ 218,837
      Electromechanical                             129,469           122,017           254,467           243,681
                                                  ---------         ---------         ---------         ---------
       Consolidated net sales                     $ 255,504         $ 231,640         $ 511,316         $ 462,518
                                                  =========         =========         =========         =========

Operating income and income before income taxes
      Electronic Instruments                      $  19,010         $  16,246         $  38,651         $  32,745
      Electromechanical                              19,685            18,012            38,900            35,206
                                                  ---------         ---------         ---------         ---------
       Total segment operating income                38,695            34,258            77,551            67,951
      Corporate and other                            (4,925)           (4,674)           (9,894)           (9,218)
                                                  ---------         ---------         ---------         ---------
       Consolidated operating income                 33,770            29,584            67,657            58,733
      Interest and other expenses, net               (6,734)           (5,178)          (14,442)          (11,524)
                                                  ---------         ---------         ---------         ---------
         Consolidated income
         before income taxes                      $  27,036         $  24,406         $  53,215         $  47,209
                                                  =========         =========         =========         =========

Operations for the second quarter of 2000 compared with the second quarter of
1999

Net sales for the second quarter of 2000 were $255.5 million, an increase of $23.9 million or 10.3%, compared with the second quarter 1999 net sales of $231.6 million. The Electronic Instruments Group (EIG) benefited from the contributions of the 1999 acquisitions of Gulton Statham Transducers (GST), Patriot Sensors and Controls (Patriot), and Drexelbrook Engineering (Drexelbrook), and the continued strength of the process instrumentation and aerospace products businesses. The Group is experiencing some softness in the heavy-vehicle business, due in part to a decline in the heavy-truck market. The Electromechanical Group (EMG) reported higher sales due to strong demand for technical motors and specialty metal products, and expanding floor-care markets in Europe and North America. The revenue growth achieved in local foreign currencies in Europe was more than offset by the effect of translating European currencies into U.S. dollars during the second quarter.

Total segment operating income for the second quarter of 2000 was $38.7 million, an increase of $4.4 million or 12.9% from $34.3 million in the second quarter of 1999. Segment operating income as a percentage of sales increased to 15.1% of sales in the current second quarter from 14.8% of

                                  AMETEK, Inc.

sales in the second quarter of 1999. The second quarter 2000 operating income benefited from the profit contribution on the higher EMG sales, the EIG acquired companies, and lower operating expenses as a result of the Company's continued cost reduction and operational excellence initiatives.

Corporate expenses for the second quarter of 2000 were $4.9 million compared with $4.7 million in the second quarter of 1999. Both amounts represent 2.0% of sales. After deducting corporate expenses, consolidated operating income totaled $33.8 million, or 13.2% of sales for the second quarter of 2000, compared with $29.6 million, or 12.8% of sales for the 1999 second quarter.

Interest and other expenses, net were $6.7 million in the second quarter of 2000, compared with $5.2 million for the same quarter of 1999, an increase of $1.5 million. Interest expense was higher by $0.8 million primarily because of higher average levels of debt to finance the 1999 acquisitions. Other expenses were higher by $0.7 million because of lower investment income due to the absence of an investment asset which was liquidated in the fourth quarter 1999.

Net income for the second quarter of 2000 totaled $17.2 million, or $.53 per share on a diluted basis, compared with net income of $15.6 million, or $.47 per diluted share for the same quarter of 1999.

Segment Results

      Electronic Instruments Group (EIG) sales totaled $126.0 million in the second quarter of 2000, an increase of $16.4 million or 15.0% from the same quarter of 1999. The Group's second quarter sales benefited from the 1999 acquisitions of GST, Patriot, and Drexelbrook. Also, sales increased on strong market conditions for the Company's process instrumentation products. The aerospace business continues to grow through acquisitions, strength in the business and regional jet markets, and expansion of the Company's aerospace technology into the land-gas turbine market. The Group's sales improvement was reduced somewhat by lower sales from the heavy-vehicle business, which includes some softness due to a recent decline of the heavy-truck market.

      Operating income of EIG was $19.0 million for the second quarter of 2000, an increase of $2.8 million or 17% when compared with the second quarter of 1999. The sales improvement mentioned above was the reason for the increase in operating income. Operating margins improved to 15.1% in the current second quarter, compared with 14.8% for the same period in 1999. The Group's profit margin improved during the second quarter of 2000, primarily because of favorable product mix.

      Electromechanical Group (EMG) sales totaled $129.5 million in the second quarter 2000, an increase of $7.5 million or 6.1% from the same quarter 1999. The Company's technical motors and specialty metal businesses led the second quarter sales increase. Sales to floor-care

                                  AMETEK, Inc.

      markets in North America were higher. However, sales growth achieved in local foreign currencies to European floor-care markets were more than offset by the unfavorable effect of translating those currencies to U.S. dollars. Without the effect of the currency impact, EMG sales would have grown 9%.

      Operating income of EMG was $19.7 million for the second quarter 2000, an increase of $1.7 million or 9.3% compared to the second quarter of 1999. Group operating income as a percentage of sales for the second quarter of 2000 was 15.2%, compared with operating margins of 14.8% in the second quarter of 1999. Higher profits on increased sales, favorable product mix, and lower operating costs were the reasons for the profit margin improvement.

Operations for the first six months of 2000 compared with the first six months of 1999.

Net sales for the first six months of 2000 were $511.3 million, an increase of $48.8 million or 10.6% higher than net sales of $462.5 million reported for the first six months of 1999. EIG sales increased by 17.4% for the comparative periods due to incremental sales generated by the acquisitions of GST in April 1999, Patriot in July 1999, and Drexelbrook in December 1999, and continued strong business demand in the process instruments and aerospace markets. Without the acquisitions, net sales for EIG in the first six months of 2000 would have been flat compared to the first six months of 1999. Sales to heavy vehicle manufacturers were lower and includes some softness due to the decline of the heavy-truck market which began in the second quarter of 2000.

New orders for the six months ended June 30, 2000 were $528.5 million, an increase of 9.6% from $482.3 million for the same period in 1999, reflecting the acquisitions made during 1999 and strong market conditions for specialty metal products and for process and aerospace instruments. The order backlog at June 30, 2000 was $260.7 million, compared with $243.5 million at December 31, 1999, an increase of $17.2 million or 7.1%. This increase reflects the higher order input and the strong demand for the Company's products.

Segment operating income for the first six months of 2000 was $77.5 million, an increase of $9.6 million or 14.1% compared with the same period in 1999. As a percentage of sales, segment operating income rose to 15.2% from 14.7% for the comparable periods. Margins in both operating segments continued to be strong.

Corporate expenses were $9.9 million, an increase of $0.7 million or 7.3% when compared with the same period in 1999, but were relatively unchanged as a percentage of sales. The increase was primarily due to higher expenses in connection with the Company's information technology and e-commerce initiatives.

Operating income was $67.7 million, a $8.9 million or 15.2% increase when compared with the same period in 1999. This represents an operating income margin of 13.2% for the first six months

                                  AMETEK, Inc.

of 2000 compared with 12.7% for the same period in 1999.

Interest and other expenses were $14.4 million for the first six months of 2000, an increase of $2.9 million when compared with the first six months of 1999. Interest expense increased by $1.8 million primarily on higher average levels of debt. Other expense increased by $1.1 million because of lower investment income primarily due to the absence of an investment asset which was liquidated in the fourth quarter of 1999.

Net income for the first six months in 2000 was $34.0 million, or $1.05 per share on a diluted basis, compared with net income of $30.2 million or $0.92 per diluted share for the first six months of 1999.

      Segment Results
           In the Electronic Instruments Group (EIG), sales were $256.8 million for the first half of 2000, an increase of $38.0 million or 17.4% compared with the same period of 1999. Net sales increased for the Group because of contributions from the 1999 acquisitions of GST, Patriot, and Drexelbrook. Sales gains reported by the aerospace and process instruments businesses were offset by lower sales of the heavy-vehicle instruments due in part to a decline in the heavy-truck market which began in the second quarter of 2000.

           EIG's operating income for the first half of 2000 increased to $38.7 million, a $5.9 million or 18.0% increase compared with the first half of 1999 primarily due to the sales increase mentioned above. The Group's operating margins were 15.0% of sales in the first half of 2000, unchanged from the 1999 comparable period. Improved operating performance, primarily by the Group's process instruments and aerospace businesses, were largely offset by margin declines due to the lower sales of heavy-vehicle instruments, and to changes in product mix.

           Electromechanical Group (EMG) sales totaled $254.5 million for the first six months of 2000, an increase of $10.8 million or 4.4% compared with the same period in 1999. The sales increase was primarily due to strong demand for the Company's products manufactured by the Group's technical motors and specialty metal businesses. Local foreign currency sales growth from expanding floor-care markets in Europe were more than offset by the unfavorable impact of translating foreign currencies to U.S. dollars.

           EMG operating income for the first six months of 2000 was $38.9 million, an increase of $3.7 million or 10.5% when compared with the same period in 1999. Group operating income as a percentage of sales for the first six months of 2000 was 15.3%, an improvement from the 14.4% margin for the comparable period in 1999. The Group benefited in the current six month period from a favorable product mix as a result of strong market conditions for the technical motors and specialty metal businesses. Lower operating costs in its worldwide motor operations as a result of the operational excellence and cost reduction initiatives also contributed to the profit margin improvement year-to-year.

                                  AMETEK, Inc.

FINANCIAL CONDITION

Liquidity and Capital Resources

           Cash provided by operating activities before the sale of accounts receivable totaled $23.0 million in the first half of 2000, compared with $39.8 million for the same period in 1999 a decrease of $16.8 million. The decrease was caused by higher operating working capital requirements due in part to higher accounts receivable related to increased sales, and to higher inventory levels associated with the Company's move of certain of its products to low-cost manufacturing facilities. Operating activities for the first half of 2000 also included net proceeds of $4.0 million received from the sale of accounts receivables under an accounts receivable securitization agreement consummated in the fourth quarter of 1999.

           Cash used for investing activities totaled $9.4 million in the first six months of 2000, compared with $64.5 million for the first six months of 1999. Additions to property, plant and equipment totaled $11.7 million for the first six months of 2000, compared with $13.7 million expended in the comparable period of 1999. Proceeds from the sale of assets were $3.9 million for the first half of 2000, compared with $6.4 million received from the sale of idle property in the same period of 1999. The 1999 acquisitions in the first half of that year required cash outlays of $53.7 million.

           Financing activities used cash of $22.8 million for the first six months of 2000, compared with cash provided by financing activities of $22.4 million in the same period of 1999. Net cash used to repay short-term borrowings in the first six months of 2000 was the primary use of cash for financing activities and totaled $21.9 million, compared with an increase in short-term borrowings in the first six months of 1999 of $37.1 million. The 1999 amount included borrowings under the Company's $195 million revolving bank credit facility to fund the 1999 acquisitions. In 1999, the Company also used cash to repay $14.0 million of its long-term debt.

           As a result of all of the activities discussed above, the Company's cash and cash equivalents and short-term marketable securities at June 30, 2000 totaled $11.7 million, compared with $15.4 million at December 31, 1999. The Company also had unused borrowing commitments of $123.1 million under its $195 million revolving bank credit facility available at June 30, 2000. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its liquidity needs.

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

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of AMETEK, Inc. (the "Company") was held on May 9, 2000. The following matters were voted on at the Annual Meeting:

    1) Election of Directors. The following nominees were elected to the Board of Directors for the terms expiring in 2003:

                                                                           Number of Shares
                                                                           ----------------
                                                                                        Voted against
                      Nominee                                    Voted for               or withheld
                      -------                                    ---------               -----------
                Helmut N. Friedlaender                          28,771,784                 621,543
                James R. Malone                                 28,800,952                 592,375
                Elizabeth R. Varet                              28,799,079                 594,248

                Of the remaining six Board members, three will stand for election in the year 2001, and the remaining three Board members will stand for election in the year 2002.

    2) Appointment of Independent Auditors. The Shareholders approved the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2000. There were 29,196,112 shares voted for approval, 96,281 shares voted against, and 100,934 abstentions.

Item 6.    Exhibits and Reports on Form 8-K

a) Exhibits:

   Exhibit
   Number                                   Description
   ------                                   -----------
    10.1      Amendment No. 3 to the AMETEK 401(k) Plan for Acquired Businesses.

    10.2      Amendment No. 4 to the AMETEK 401(k) Plan for Acquired Businesses.

    10.3      Amendment No. 11 to the AMETEK Retirement and Savings Plan.

    10.4      Amendment No. 12 to the AMETEK Retirement and Savings Plan.

    27        Financial Data Schedule *

b) Reports on Form 8-K: During the quarter ended June 30, 2000, no reports were filed on Form 8-K.

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


August 8, 2000