Form 10-Q
period 2000-09-30
AMETEK INC/
filed 2000-11-13
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2000
                               -------------------------

                                       OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                                -----------------------   -------------------


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


37 North Valley Road, Building 4, P.O. Box 1764, Paoli,  Pennsylvania 19301-0801
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

  Yes [ X ]   No  [  ]
                   --

The number of shares of the issuer's common stock outstanding as of the latest practicable date was: Common Stock, $.01 Par Value, outstanding at October 31, 2000 was 32,156,070 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                       PAGE NUMBER
PART I  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Statement of Income for
         the Three and Nine Months Ended September 30, 2000 and 1999 .      3
      Consolidated Balance Sheet as of
         September 30, 2000 and December 31, 1999 ....................      4
      Condensed Consolidated Statement of Cash Flows for
         the Nine Months Ended September 30, 2000 and 1999 ...........      5
      Notes to Consolidated Financial Statements .....................      6

   Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of  Operations ..................................      9

PART II  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ..........................     15

  SIGNATURES .........................................................     16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  AMETEK, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                  --------------------------------------------
           (Dollars and shares in thousands, except per share amounts)


                                                   Three months ended                 Nine months ended
                                                       September 30,                      September 30,
                                                ---------------------------        ----------------------------
                                                   2000              1999              2000              1999
                                                ---------         ---------         ---------         ---------
Net sales                                       $ 255,098         $ 226,258         $ 766,414         $ 688,776
Expenses:
   Cost of sales, excluding depreciation          189,458           167,150           570,001           517,647
   Selling, general and administrative             24,241            21,452            71,541            59,880
   Depreciation                                     7,293             7,138            23,109            21,998
                                                ---------         ---------         ---------         ---------
     Total expenses                               220,992           195,740           664,651           599,525
                                                ---------         ---------         ---------         ---------

Operating income                                   34,106            30,518           101,763            89,251
Other income (expenses):
   Interest expense                                (7,839)           (6,512)          (21,533)          (18,399)
   Other, net                                         249               182              (499)              545
                                                ---------         ---------         ---------         ---------
Income  before income taxes                        26,516            24,188            79,731            71,397
Provision for income taxes                          9,198             8,594            28,436            25,644
                                                ---------         ---------         ---------         ---------
Net Income                                      $  17,318         $  15,594         $  51,295         $  45,753
                                                =========         =========         =========         =========

Basic earnings per share                        $    0.54         $    0.48         $    1.60         $    1.42
                                                =========         =========         =========         =========

Diluted earnings per share                      $    0.53         $    0.47         $    1.58         $    1.39
                                                =========         =========         =========         =========

Average common shares outstanding:
  Basic shares                                     32,138            32,466            32,074            32,323
                                                =========         =========         =========         =========
  Diluted shares                                   32,529            33,163            32,470            32,992
                                                =========         =========         =========         =========

Dividends per share                             $    0.06         $    0.06         $    0.18         $    0.18
                                                =========         =========         =========         =========


                            See accompanying notes.

                                  AMETEK, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)



                                                         September 30,     December 31,
                                                             2000              1999
                                                           ---------         ---------
                                                        (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                              $   6,942         $   8,636
    Marketable securities                                      8,546             6,764
    Receivables, less allowance for possible losses          136,706           112,756
    Inventories                                              130,034           102,396
    Deferred income taxes                                      9,346            12,001
    Other current assets                                      11,604            13,548
                                                           ---------         ---------
        Total current assets                                 303,178           256,101
                                                           ---------         ---------

Property, plant and equipment, at cost                       518,987           516,780
    Less accumulated depreciation                           (309,176)         (297,209)
                                                           ---------         ---------
                                                             209,811           219,571
                                                           ---------         ---------

Goodwill, net of accumulated amortization                    298,265           248,304
Investments and other assets                                  47,536            44,174
                                                           ---------         ---------
        Total assets                                       $ 858,790         $ 768,150
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                            $ 147,283         $  99,674
    Accounts payable                                          77,026            73,377
    Accruals                                                  91,061            89,685
                                                           ---------         ---------
        Total current liabilities                            315,370           262,736

Long-term debt                                               232,942           231,756

Deferred income taxes                                         28,733            27,781

Other long-term liabilities                                   23,804            29,661

Stockholders' equity :
  Common stock                                                   334               334
  Capital in excess of par value                                 798             2,041
  Retained earnings                                          315,393           269,861
  Accumulated other comprehensive losses                     (32,793)          (27,395)
  Treasury stock                                             (25,791)          (28,625)
                                                           ---------         ---------
                                                             257,941           216,216
                                                           ---------         ---------
        Total liabilities and stockholders' equity         $ 858,790         $ 768,150
                                                           =========         =========



                             See accompanying notes

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                  Nine months ended
                                                                                     September 30,
                                                                               --------------------------
                                                                                 2000              1999
                                                                               --------         ---------
Cash provided by (used for):
  Operating activities:
   Net income                                                                  $ 51,295         $  45,753
     Adjustments to reconcile net income to total operating activities:
       Depreciation and amortization                                             31,084            28,315
       Deferred income taxes                                                      4,402             3,030
       Net change in assets and liabilities                                     (39,243)          (19,492)
       Other                                                                     (1,239)           (2,160)
                                                                               --------         ---------
        Total operating activities (before sale of accounts receivable)          46,299            55,446
                                                                               --------         ---------
        Proceeds from sale of accounts receivable                                 5,000                --
                                                                               --------         ---------
        Total operating activities                                               51,299            55,446
                                                                               --------         ---------

  Investing activities:
    Additions to property, plant and equipment                                  (17,658)          (19,757)
    Purchase of businesses                                                      (81,017)         (123,797)
    Proceeds from sale of assets                                                  3,920             7,484
    Increase in marketable securities                                            (1,815)           (3,513)
                                                                               --------         ---------
        Total investing activities                                              (96,570)         (139,583)
                                                                               --------         ---------

  Financing activities:
    Net change in short-term borrowings                                          45,596            99,568
    Additional long-term borrowings                                               3,702                --
    Repayment of long-term debt                                                  (1,281)          (14,136)
    Repurchases of common stock                                                  (1,611)               --
    Cash dividends paid                                                          (5,763)           (5,816)
    Proceeds from stock options                                                   2,934             4,355
                                                                               --------         ---------
        Total financing activities                                               43,577            83,971
                                                                               --------         ---------

Decrease in cash and cash equivalents                                            (1,694)             (166)

Cash and cash equivalents:
  Beginning of period                                                             8,636             9,768
                                                                               --------         ---------

  As of September 30                                                           $  6,942         $   9,602
                                                                               ========         =========


                             See accompanying notes.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


NOTE 1 - FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements as of and for the three and nine-month period ended September 30, 2000 and 1999 are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements of the Company for the periods presented have been included. Quarterly results of operations are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Presentation of certain amounts appearing in the prior years' financial statements has been reclassified to conform to the current year's presentation.

NOTE 2 - EARNINGS PER SHARE

     The calculation of basic earnings per share for the three and nine-month periods ended September 30, 2000 and 1999 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                                    Weighted average shares (in thousands) (unaudited)
                                              Three months ended Sept. 30,      Nine months ended Sept. 30,
                                              ----------------------------      ---------------------------
                                               2000              1999              2000              1999
      Basic                                   32,138            32,466            32,074            32,323
      Stock option and award plans               391               697               396               669
                                              ------            ------            ------            ------
      Diluted                                 32,529            33,163            32,470            32,992
                                              ======            ======            ======            ======

NOTE 3 - ACQUISITIONS

     On September 5, 2000, the Company acquired the assets of Rochester Instrument Systems, Inc. ("RiS"), along with the power instrumentation product line of a related company, Rochester Instruments Systems, Ltd., for approximately $20 million in cash, subject to adjustment. RiS is a leading supplier of measurement instrumentation for the electric power generation and distribution market. The acquired business generated sales of approximately $33 million in 1999 and employs 175 people in the United States and the United Kingdom. The acquisition is now part of the Company's Electronic Instruments segment.

     On August 4, 2000, the Company acquired the assets of certain businesses of Prestolite Electric Incorporated ("Prestolite") for approximately $61 million in cash, subject to adjustment. The acquired businesses consist of Prestolite's Switch Division, its Industrial Battery Charger business, and its Direct-Current
(DC) motor business. The acquired businesses had 1999 sales of approximately $71 million and employ 475 people at six worldwide locations. The acquisition is now part of the Company's Electromechanical segment.

     These acquisitions were accounted for by the purchase method, and accordingly, the results of their operations are included in the Company's consolidated results from their respective dates of acquisition. The estimated goodwill acquired with these businesses is being amortized on a straight-line basis over thirty years. The acquisitions would not have had a material effect on sales or earnings had they been made at the beginning of 2000 or 1999.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 2000
                               -------------------
                                   (Unaudited)



Note 4 - Inventories

      The estimated components of inventory stated at lower of LIFO cost or market are:

                                                    In thousands
                                             ----------------------------
                                             September 30,   December 31,
                                                 2000            1999
                                              (Unaudited)
      Finished goods and parts                 $ 31,814        $ 18,749
      Work in process                            32,404          26,904
      Raw materials and purchased parts          65,816          56,743
                                               --------        --------
                                               $130,034        $102,396
                                               ========        ========


Note 5 - Comprehensive Income

      Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three and nine-month periods ended September 30, 2000 and 1999:

                                                                        In thousands (Unaudited)
                                                    -------------------------------------------------------------
                                                    Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                       2000             1999             2000             1999
                                                     --------         --------         --------         --------
      Net income                                     $ 17,318         $ 15,594         $ 51,295         $ 45,753
      Foreign currency translation adjustment          (2,905)           2,379           (6,720)          (5,523)
      Unrealized gain (loss) on marketable
           securities and other                           786             (676)           1,322             (348)
                                                     --------         --------         --------         --------
               Total comprehensive income            $ 15,199         $ 17,297         $ 45,897         $ 39,882
                                                     ========         ========         ========         ========


Note 6 - Segment Disclosure

       The Company's two reportable business segments, the Electronic Instruments Group and the Electromechanical Group are organized primarily on the basis of product type, production processes, distribution methods, and management organizations.

        At September 30, 2000, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 1999, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three and nine-month periods ended September 30, 2000 and 1999 can be found in the table on page 9 in the Management's Discussion and Analysis section of this Report.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                               ------------------
                                   (Unaudited)


Note 7 - Receivables Securitization

         Under the Company's accounts receivable securitization program, the Company sold an additional $5.0 million of trade accounts receivable in the nine-month period ended September 30, 2000. The proceeds were used to reduce bank borrowings. As of September 30, 2000, $49 million of the maximum $50 million allowable accounts receivable securitization facility had been used.


Note 8 - Accounting Pronouncements

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC staff issued a Frequently Asked Question (FAQ) document on SAB
101. SAB 101 will become effective for the Company in the fourth quarter of 2000. The Company is currently evaluating the impact of SAB 101 and the FAQ, however, it does not expect adoption to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

     In September 2000, the FASB issued Statement No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 140 replaces Statement 125, issued in June 1996. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, and requires certain expanded disclosures, but carries over most of Statement 125's provisions. Statement 140 is effective for transfers occurring after March 31, 2000. However, the expanded disclosures about securitizations and collateral are effective for the Company in the fourth quarter of 2000. The Company is currently studying the implications of adopting Statement 140, however, it does not expect adoption to have a material effect on its business.

                                  AMETEK, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      The following table sets forth sales and income by reportable segment, and consolidated operating and pretax income:


                                                                                  (Dollars in thousands)
                                                            Three months ended Sept. 30,         Nine months ended Sept. 30,
                                                               2000              1999              2000              1999
                                                             ---------         ---------         ---------         ---------
      Net sales
         Electronic Instruments                              $ 124,206         $ 114,729         $ 381,055           333,566
         Electromechanical                                     130,892           111,529           385,359           355,210
                                                             ---------         ---------         ---------         ---------
         Consolidated net sales                              $ 255,098         $ 226,258         $ 766,414         $ 688,776
                                                             =========         =========         =========         =========

      Operating income and income before income taxes
         Electronic Instruments                              $  19,658         $  18,140         $  58,309         $  50,885
         Electromechanical                                      19,776            16,851            58,676            52,057
                                                             ---------         ---------         ---------         ---------
         Total segment operating income                         39,434            34,991           116,985           102,942
         Corporate and other                                    (5,328)           (4,473)          (15,222)          (13,691)
                                                             ---------         ---------         ---------         ---------
         Consolidated operating income                          34,106            30,518           101,763            89,251
         Interest and other expenses, net                       (7,590)           (6,330)          (22,032)          (17,854)
                                                             ---------         ---------         ---------         ---------
           Consolidated income
           before income taxes                               $  26,516         $  24,188         $  79,731         $  71,397
                                                             =========         =========         =========         =========


Operations for the third quarter of 2000 compared with the third quarter of 1999

Net sales for the third quarter of 2000 were $255.1 million, an increase of $28.8 million or 12.7%, compared with the third quarter 1999 net sales of $226.3 million. The Electronic Instruments Group (EIG) benefited from the contributions of the 1999 acquisitions of Patriot Sensors and Controls (Patriot) and Drexelbrook Engineering (Drexelbrook), and the September 2000 acquisition of Rochester Instrument Systems (RiS). This group also benefited from the continued strength of the process instrumentation and aerospace products businesses. The Group is experiencing the anticipated downturn in its heavy-vehicle business due to a decline in the heavy-truck market. The Electromechanical Group (EMG) reported higher sales due to the August 2000 acquisition of certain businesses of Prestolite Electric, Inc. (Prestolite), improved demand for specialty metal products, and good worldwide floor-care markets. Strong revenue growth achieved by the Company in local foreign currencies in Europe was reduced by approximately $4 million from the effect of translating European currencies into U.S. dollars during the third quarter.

                                  AMETEK, Inc.

Total segment operating income for the third quarter of 2000 was $39.4 million, an increase of $4.4 million or 12.7% from $35.0 million in the third quarter of 1999. Segment operating income as a percentage of sales was 15.5% of sales in the current third quarter, the same as the third quarter of 1999. The third quarter 2000 operating income benefited from the profit contribution on the higher sales and lower operating expenses as a result of the Company's continued cost reduction and operational excellence initiatives.

Corporate expenses for the third quarter of 2000 were $5.3 million compared with $4.5 million in the third quarter of 1999, an increase of $.9 million, or 19.1%, due primarily to spending on the company's information technology and e-commerce initiatives. Both amounts represent approximately 2.0% of sales. After deducting corporate expenses, consolidated operating income totaled $34.1 million, or 13.4% of sales for the third quarter of 2000, compared with $30.5 million, or 13.5% of sales for the 1999 third quarter.


Interest and other expenses, net were $7.6 million in the third quarter of 2000, compared with $6.3 million for the same quarter of 1999, an increase of $1.3 million. The increase was due to higher interest expense because of higher rates and higher average levels of debt to finance the acquisitions.

Net income for the third quarter of 2000 totaled $17.3 million, or $.53 per share on a diluted basis, compared with net income of $15.6 million, or $.47 per diluted share for the same quarter of 1999. Third quarter 2000 net income increased $1.7 million, or 11.1%, and diluted earnings per share increased $.06, or 12.8%.

Segment Results

      Electronic Instruments Group (EIG) sales totaled $124.2 million in the third quarter of 2000, an increase of $9.5 million or 8.3% from the same quarter of 1999. The Group's third quarter sales benefited from the 1999 acquisitions of Patriot and Drexelbrook and the third quarter 2000 acquisition of RiS. The aerospace business continues to grow through strength in the aircraft market. The Group's sales improvement was reduced by lower sales from the anticipated decline in the heavy-vehicle business due to a recent slow-down of the heavy-truck market.

      Operating income of EIG was $19.7 million for the third quarter of 2000, an increase of $1.5 million or 8.4% when compared with the third quarter of 1999. The sales improvement mentioned above was the reason for the increase in operating income. Operating income margins were 15.8%, unchanged from the comparable 1999 quarter.

      Electromechanical Group (EMG) sales totaled $130.9 million in the third quarter 2000, an increase of $19.4 million or 17.4% from the same quarter of 1999. The acquisition of the Prestolite electric power and switch and motor businesses contributed significantly to the increase. The Group also achieved internal growth during the current third quarter resulting from increased sales of specialty metal products and higher sales to worldwide floor-care markets.

                                  AMETEK, Inc.

      However, EMG's sales growth achieved in local foreign currencies to European floor-care markets were more than offset by the unfavorable effect of translating those currencies to U.S. dollars. Without the effect of the currency impact, EMG sales would have grown $22.8 million, or 20%.

      Operating income of EMG was $19.8 million for the third quarter of 2000, an increase of $2.9 million or 17.4% compared to the third quarter of 1999. Group operating income as a percentage of sales for the third quarter of 2000 was 15.1%, the same as operating income margins in the third quarter of 1999. Operating profits on the increased sales, favorable product mix, and lower operating costs were the reasons for the profit improvement.

Operations for the first nine months of 2000 compared with the first nine months of 1999.

Net sales for the first nine months of 2000 were $766.4 million, an increase of $77.6 million or 11.3% higher than net sales of $688.8 million reported for the first nine months of 1999. EIG sales increased for the comparable periods due to incremental sales generated by the acquisitions of the GST transducer business in April 1999, Patriot in July 1999, Drexelbrook in December 1999 and RiS in September 2000. Continued strong business demand in the process instruments, power and aerospace markets also contributed to the sales increase. However, the anticipated slowdown in the heavy truck markets, which began in the second quarter of 2000, resulted in lower sales to heavy vehicle manufacturers.

New orders for the nine months ended September 30, 2000 were $794.7 million, an increase of 10.4% from $720.1 million for the same period in 1999, primarily reflecting the acquisitions made in late 1999 and during 2000, along with strong market conditions for specialty metal products and aerospace instruments. The order backlog at September 30, 2000 was $271.8 million, compared with $243.5 million at December 31, 1999, an increase of $28.3 million or 11.6%. The backlog increase was primarily due to the 2000 acquisitions.

Segment operating income for the first nine months of 2000 was $117.0 million, an increase of $14.0 million or 13.6% compared with the same period in 1999. As a percentage of sales, segment operating income rose to 15.3% from 14.9% for the comparable periods. Profit margins in both operating segments continued to be strong.

Corporate expenses were $15.2 million, an increase of $1.5 million or 11.2% when compared with the same period in 1999, but remained at 2% of sales for both periods. The increase was primarily due to higher expenses in connection with the Company's information technology and e-commerce initiatives.

                                  AMETEK, Inc.

Operating income was $101.8 million, a $12.5 million, or 14.0% increase when compared with the same period in 1999. This represents an operating income margin of 13.3% for the first nine months of 2000 compared with 13.0% for the same period in 1999.

Interest and other expenses were $22.0 million for the first nine months of 2000, an increase of $4.1 million when compared with the first nine months of 1999. Interest expense increased by $3.1 million primarily on higher average levels of debt to fund the 1999 and 2000 acquisitions. Other expenses increased by $1.0 million because of lower investment income primarily due to the absence of an investment asset, which was liquidated in the fourth quarter of 1999.

Net income for the first nine months in 2000 was $51.3 million, or $1.58 per share on a diluted basis, compared with net income of $45.7 million or $1.39 per diluted share for the first nine months of 1999.

Segment Results

      Electronic Instruments Group (EIG) sales were $381.1 million for the first nine months of 2000, an increase of $47.5 million or 14.2% compared with the same period of 1999. Net sales increased for the Group because of contributions from the 1999 acquisitions of GST, Patriot and Drexelbrook and the September 2000 acquisition of RiS. Sales gains reported by the aerospace and process instruments businesses were partially offset by lower sales of the heavy-vehicle instruments which began in the second quarter of 2000.

      EIG's operating income for the first nine months of 2000 increased to $58.3 million, a $7.4 million or 14.6% increase compared with the first nine months of 1999 primarily due to the contribution from the sales increase mentioned above. The Group's operating margins were 15.3% of sales in the first nine months of 2000, unchanged from the 1999 comparable period. Improved operating performance, primarily by the Group's aerospace and process instruments businesses, were reduced by margin declines due to the lower sales of heavy-vehicle instruments.

      Electromechanical Group (EMG) sales totaled $385.4 million for the first nine months of 2000, an increase of $30.1 million or 8.5% compared with the same period in 1999. The sales increase was mostly due to strong demand for floor care and technical motors, specialty metal products and the third quarter 2000 acquisition of Prestolite. Local foreign currency sales growth from expanding floor-care markets in Europe was substantially offset by the unfavorable impact of translating foreign currencies to U.S. dollars.

      EMG's operating income for the first nine months of 2000 was $58.7 million, an increase of $6.6 million or 12.7% when compared with the same period in 1999. Group operating income as a percentage of sales for the first nine months of 2000 was 15.2%, an improvement from the 14.7% profit margin for the comparable period in 1999. The Group benefited in the current nine-month period from the higher sales and lower operating costs in its worldwide motor

                                  AMETEK, Inc.

      operations as a result of the operational excellence and cost reduction initiatives, which also contributed to the profit margin improvement year-to-year.

FINANCIAL CONDITION

Liquidity and Capital Resources

      Cash provided by operating activities, before the sale of accounts receivable, totaled $46.3 million in the first nine months of 2000, compared with $55.4 million for the same period in 1999 a decrease of $9.2 million. The decrease was caused primarily by higher cash outflows to fund operating working capital requirements due in part to higher accounts receivable related to increased sales, and to higher inventory levels partly associated with the Company's move of certain of its products to low-cost manufacturing facilities. Total operating activities for the first nine months of 2000 also included net proceeds of $5.0 million received from the sale of accounts receivables under an accounts receivable securitization program, which commenced in the fourth quarter of 1999.

      Cash used for investing activities totaled $96.6 million in the first nine months of 2000, compared with $139.6 million for the first nine months of 1999. The acquisitions in the first nine months of 2000 required cash outlays of $81.0 million, compared with $123.8 million for acquisitions in the comparable 1999 period. Since September 30, 2000, the Company has made additional working capital investments in the 2000 acquisitions to bring certain of the acquired businesses to a normal level of operations. Additions to property, plant and equipment totaled $17.7 million for the nine months of 2000, compared with $19.7 million expended in the comparable period of 1999. Proceeds from the sale of idle assets were $3.9 million for the first half of 2000, compared with $7.5 million received from the sale of idle property in the same period of 1999.

      Financing activities provided cash of $43.6 million for the first nine months of 2000, compared with cash provided by financing activities of $84.0 million in the same period of 1999. Net short-term borrowings in the first nine months of 2000 totaled $45.6 million, compared with $99.6 million in the first nine months of 1999. The borrowings were made under the Company's $195 million revolving bank credit facility, and the proceeds were primarily used to fund the business acquisitions. In the 1999 period, the Company also used cash to repay $14.0 million of its long-term debt.

      As a result of all of the activities discussed above, the Company's cash and cash equivalents and short-term marketable securities totaled $15.5 million at September 30, 2000, unchanged from December 31, 1999. The Company also had unused borrowing commitments of $57.9 million under the $195 million revolving bank credit facility available at September 30, 2000. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its liquidity needs.

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

                           PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits:

         Exhibit
         Number                  Description
         ------                  -----------

          10.1       Amendment No. 5 to the AMETEK 401(k) Plan for Acquired
                     Businesses.

          10.2       Amendment No. 6 to the AMETEK 401(k) Plan for Acquired
                     Businesses.

          10.3       First Amendment to Receivables Sales Agreement

          27         Financial Data Schedule *

b) Reports on Form 8-K: During the quarter ended September 30, 2000, no reports were filed on Form 8-K.

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



                                                     AMETEK, Inc.
                                         ---------------------------------------
                                                     (Registrant)




                                          By   /s/ Robert R. Mandos, Jr.
                                            ------------------------------------
                                                Robert R. Mandos, Jr.
                                                Vice President & Comptroller
                                                (Principal Accounting Officer)


November 9, 2000