Form 10-K405
period 2000-12-31
AMETEK INC/
filed 2001-03-15
CIK 1037868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM                TO

                           COMMISSION FILE NUMBER 1-12981

                            -----------------------------

                                    AMETEK, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           14-1682544
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

          37 NORTH VALLEY ROAD, PAOLI, PA                                  19301
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

                                 (610) 647-2121
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                       TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
                       -------------------                  -----------------------------------------
              COMMON STOCK, $.01 PAR VALUE (VOTING)      NEW YORK STOCK EXCHANGE, PACIFIC EXCHANGE, INC.
                   7.20% SENIOR NOTES DUE 2008                                NONE

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001, was $872,680,247.

     The number of shares of common stock outstanding as of February 28, 2001, was 32,783,926.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 22, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AMETEK, INC.

                          2000 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                        PAGE(S)
                                                                        -------
                                    PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    10
Item 3.   Legal Proceedings...........................................    11
Item 4.   Submission of Matters to a Vote of Security Holders.........    11
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    11
Item 6.   Selected Financial Data.....................................    12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    14
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    22
Item 8.   Financial Statements and Supplementary Data.................    22
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    46
                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........    46
Item 11.  Executive Compensation......................................    46
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    46
Item 13.  Certain Relationships and Related Transactions..............    46
                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    46
Signatures............................................................    47
Index to Exhibits.....................................................    48

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     AMETEK, Inc. ("AMETEK" or the "Company") was incorporated in Delaware in 1986 and is the successor to AMETEK, Inc., which was originally incorporated in Delaware in 1930 under the name of American Machine and Metals, Inc. The Company maintains its principal executive offices in suburban Philadelphia at 37 North Valley Road, Paoli, PA 19301. AMETEK is a leading global manufacturer of electronic instruments and electric motors with operations in North America, Europe, Asia and South America. The Company is listed on the New York Stock Exchange (symbol: AME). AMETEK is a component of the S&P MidCap 400 and the Russell 2000 indices. For the year ended December 31, 2000, the Company achieved $1 billion in sales for the first time. Approximately one-third of 2000 sales were to international markets.

PRODUCTS AND SERVICES

     The Company markets its products worldwide through two operating groups, the Electronic Instruments Group ("EIG") and the Electromechanical Group ("EMG"). EIG builds technologically advanced monitoring, testing, and calibration instruments, and display devices for the aerospace, power generation, process and industrial markets. The Company believes that EMG is the world's largest manufacturer of air-moving electric motors for vacuum cleaners and other floor-care products, and is a preeminent producer of brushless air-moving motors for aerospace, mass-transit, medical and computer markets. EMG also produces specialty metals for the electronics, telecommunications, consumer, automotive and other markets. The Company's recently expanded product offering includes switches for telecommunications, and it continues to grow through acquisitions focused on niche markets in instrumentation, technical motors and specialty metals.

COMPETITIVE STRENGTHS

     Management believes that the Company has several significant competitive advantages, which assist it in sustaining and enhancing its market positions. The Company's principal strengths include:

     Significant Market Share. The Company maintains significant market shares in many of its targeted niche markets, because of its ability to produce and deliver high quality products at a low cost. In the EIG segment, the Company maintains significant positions in many of its niche market segments within the aerospace, power instrument, process, and industrial instrumentation markets. In the EMG segment, the Company is the largest manufacturer of air-moving electric motors for the global floor-care market. Management believes that the Company's significant market share, along with its newest and expanded motor plants, combining advanced technology and lower cost, play key roles in expanding its electromechanical product lines and providing new market opportunities.

     Technological and Development Capabilities. AMETEK believes it has certain technological advantages over its competitors, that allow it to maintain leading market positions by developing innovative products. The Company has historically grown its business by extending its technical expertise into the manufacture of customized products for its customers, and through acquisitions. EIG competes in specialized instrumentation markets, including process measurement, heavy-vehicle dashboard and aerospace instruments, primarily on the basis of product innovation. An example of this innovation has been demonstrated with the Company's leverage of its core competency in jet engine temperature sensors to design a flame-sensor system for a broad range of industrial and utility applications including land-based gas turbines. The Company has an established reputation for technological innovation, service and reliability, which has led to successful strategic alliances. EMG focuses on enhancing motor-blower cost-performance through advances in power, efficiency, weight and quieter operation. The Company believes that EMG's technical leadership has helped to create a broad range of product features that have opened new markets, such as outdoor power equipment.

     Efficient and Low-Cost Manufacturing Operations. The Company's competitive cost position is a significant advantage in growing its businesses and its overall global market share. The Company has established motor plants in China, the Czech Republic, Mexico and Brazil to lower manufacturing costs and achieve strategic proximity to customers, enhancing its ability to increase international sales and market share. Additionally, several electronics instruments businesses are also locating a portion of their manufacturing operations in low cost locales. Furthermore, strategic acquisitions, joint ventures and alliances in Europe, North America and Asia have resulted in additional synergies and cost savings through the consolidation of operations, new product lines and distribution channels, and low-cost manufacturing operations benefiting both operating groups.

     Experienced Management Team. Another important component of the Company's recent success has been the continued strength of its management team and its commitment to the performance of the Company. In November 2000, the Board of Directors of the Company announced its President and Chief Executive Officer had been elected as Chairman of the Board of Directors. The election completes the Company's executive management transition, which commenced in 1996. Over the past several years, the Company has made considerable advances in its operational excellence initiatives, including self-directed work teams and expanded colleague participation. AMETEK's senior management has extensive experience in its businesses and is financially committed to the Company's success through Company stock ownership guidelines.

BUSINESS STRATEGY

     AMETEK's objectives are to increase the Company's earnings growth and financial returns through a combination of operating and financial strategies. Operational strategies include business acquisitions and cost reduction programs designed to achieve double-digit annual percentage growth in earnings per share and a superior return on total capital. Financial strategies have included public debt issuance, bank debt refinancing, local source financing in certain foreign countries, accounts receivable securitization and share repurchases. AMETEK's strong commitment to continuing earnings growth led the Company to accelerate the implementation of certain cost reduction programs at the end of 1998 and again in the fourth quarter of 2000 to achieve its best-cost objectives.

     The Company's long-term growth strategy consists of the following four elements:

     Strategic Acquisitions and Alliances. In 2000, acquisitions played an important role in driving the growth of the Company. AMETEK completed two strategic acquisitions in 2000. These businesses, with combined annualized sales of $104 million, extended AMETEK's technology base, market channels and product offerings. In the past two years, the Company has completed six acquisitions with $225 million in annualized sales. Those acquisitions have enhanced AMETEK's position in aerospace and process instruments, electromechanical products, electric power generation instruments and food service controls. Through these and prior acquisitions, the Company's management team has gained considerable experience in successfully acquiring and integrating businesses. The Company intends to continue to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth (see Recent Acquisitions).

     Global and Market Expansion. AMETEK's largest international presence is in Europe where it holds a leading market position in floorcare motors. The Company's operations in Denmark, Italy, Germany, the Czech Republic and the United Kingdom provide design and engineering capability, product line breadth, enhanced European distribution channels, and lower cost production in Europe. Growth in Mexico, Asia, and South America has resulted from the opening and expansion of low-cost electric motor and instruments plant in Reynosa, Mexico, and motor manufacturing plants in Shanghai, China and near Sao Paulo, Brazil. Coupled with a direct sales and marketing presence in Singapore and the continuing success of AmeKai - the Company's joint venture in China and Taiwan that manufactures low-cost pressure gauges for world markets, AMETEK continues to broaden its geographic market expansion and market penetration.

     New Product Development. The Company seeks to improve its current market position and enter complementary markets through its product development programs. In the EIG segment, the Company applies concurrent engineering to develop specialized products for the markets in which it competes. In 2000

EIG was selected by a major customer to provide the engine sensor suite for a new jet engine. The new jet engine is undergoing detailed design using concurrent engineering. After testing in 2002, it is scheduled for certification by the U.S. Federal Aviation Administration in 2003. EIG's new Dycor(R) CG 1100-RTP oxygen analyzer was developed specifically for the semiconductor industry's latest rapid thermal processing (RTP) silicon wafer fabrication systems. The new Dycor analyzer improves process yields and maximizes RTP equipment throughput by detecting oxygen contamination at the parts-per-million level and allowing continued wafer production as soon as the oxygen content is at acceptable operating levels. EIG introduced a new hydrogen sulfide analyzer in 2000 completing a suite of advanced monitoring tools for the natural gas industry. The new analyzer offers an economical solution for identifying potentially costly off-spec gas and represents a significant advance over previous technologies. During 2000, EMG added to its INFIN-A-TEK(R) family of switched-reluctance vacuum motors with a new two-stage vacuum blower that complements the INFIN-A-TEK vacuum motor introduced in 1999. EMG now offers a family of INFIN-A-TEK motors for a range of floor-care equipment and other applications that currently use series universal vacuum motors, such as material handling devices. EMG also is one of the world's premier producers of advanced brushless direct-current (DC) motors and motor-blowers. EMG brushless motors are used in aerospace, military, business machine, mass-transit, and medical applications. During 2000, EMG extended its line of compact motors.

     Operational Excellence. The Company seeks to further improve its current market position and maintain its low cost position through a continuation of its operational excellence strategy. The Company believes its dedication to focusing on flow manufacturing, participative management culture, operating efficiency and asset management increases the Company's manufacturing quality, return on operating assets and customer satisfaction while significantly shortening production cycle times and lowering its operating and administrative costs. This strategy has served to strengthen the Company's competitive position across its business lines. Operational excellence is the keystone strategy for improving the Company's profit margins, and it has assisted in successfully achieving synergies from the integration of acquired companies.

     International alliances such as AmeKai in China and Taiwan have provided further low-cost international manufacturing sources. The Company's focus on team-based, demand flow manufacturing and participative management also enabled it to complete a motor production consolidation in Europe, plant expansions in Brazil, China, and Mexico, and other cost-reduction initiatives.

2000 OVERVIEW

OPERATING PERFORMANCE

     In 2000, AMETEK achieved record sales in excess of $1 billion. It also achieved its seventh consecutive year of double-digit percentage growth in income and diluted earnings per share from continuing operations. Acquisitions, growth in certain key markets and cost reduction initiatives were the primary contributors to this strong performance.

     The Company set records for operating income, net income, and diluted earnings per share from continuing operations in 2000.

SHARE REPURCHASE PROGRAM

     Under the Company's current $50 million share repurchase authorization, approximately $27 million is available for share repurchases. During 2000, the Company purchased 83,500 shares of its common stock.

RECENT ACQUISITIONS

     In August 2000, the Company acquired the assets of certain businesses of Prestolite Electric Incorporated ("Prestolite") for approximately $61 million in cash. Prestolite manufactures switches, industrial battery chargers and direct-current (DC) motors. The acquisition is now part of EMG.

     In September 2000, the Company acquired the assets of Rochester Instruments Systems ("RiS") along with the power instrumentation product line of a related United Kingdom based company for approximately $20 million in cash. RiS is a leading supplier of measurement instruments for the electric power generation and distribution market. The acquisition is now part of EIG.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS, FOREIGN OPERATIONS, AND EXPORT SALES

     Reportable segment and geographic information is shown on pages 41 through 43 this report.

     One of the Company's four growth strategies is global and market expansion, which is subject to certain risks that are inherent in conducting business outside the United States. Those include fluctuation in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political and regulatory policies of the countries in which business is conducted. The Company's high level of foreign sales has resulted from a combination of export sales of products manufactured in the United States, sales from overseas operations, and sales resulting from strategic alliances.

NARRATIVE DESCRIPTION OF BUSINESS PRODUCTS AND SERVICES

     The products and markets of each operating segment are described below:

  EIG

     EIG applies its specialized market focus and superior technology to produce monitoring, calibration, and display instruments for the aerospace, power, process, and industrial markets.

     EIG's growth is based on the four corporate strategies. EIG designs products for specific customer applications, which are significantly different from, or technologically ahead of competitive products. EIG has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, and workforce reductions. EIG is among the leaders in many of the specialized markets it serves, including aerospace fuel-flow meters, heavy-vehicle instrument panels, oxygen analyzers, level measurement products, power instruments, and pressure gauges. About 26% of the 2000 sales were to markets outside the United States.

     EIG employs approximately 3,800 people, of which approximately 500 are covered by collective bargaining agreements. It has 27 manufacturing facilities:
21 in the United States, 5 in Europe and one in Canada.

     Aerospace and Power Instruments Market and Product Lines

     Approximately 37% of EIG revenues are from the sale of aerospace and power instruments. Aerospace products include airborne data systems, turbine engine temperature measurement products, vibration-monitoring systems, indicators and displays, fuel and fluid measurement products and sensors, switches, cable harnesses and transducers. Its customers are the leading producers of airframes and jet engines for commercial airlines and aircraft operators. EIG serves all segments of commercial aerospace, including helicopters, business jets, commuter aircraft, and commercial airliners. It also serves, in a limited capacity, the aerospace aftermarket. Customer support includes parts warehousing and maintenance programs. Aerospace products are designed to customer specifications at design centers in Sellersville, PA, Wilmington, MA, and Costa Mesa, CA, and are manufactured to stringent operational and reliability requirements. Manufacturing operations are located in Binghamton, NY, Wilmington, MA, and Costa Mesa, CA. A repair and maintenance facility is located near Seattle, WA.

     The aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Its 50 plus years of experience as an aerospace supplier and its long-standing customer relationships with global commercial aircraft OEMs are significant competitive advantages. Among other aircraft, its newest products are in service on the Boeing 777 airliner, the Bombardier Global Express business jet and the Agusta 109 helicopter. Recent acquisitions have complemented and expanded EIG's core sensor and transducer product line used in a wide range of industrial and aerospace applications.

     The September 2000 acquisition of Rochester Instruments complements and expands EIG's position in electric power instruments, which includes a full suite of instrumentation for gas turbines derived from core technology and is being developed by the Company for the aerospace industry. Power instruments include power transducers and meters, event and transient recorders, annunicators, and alarm monitoring systems to measure, monitor and record variables in the generation and distribution of electric power.

     Process Instruments Market and Product Lines

     Approximately 31% of EIG sales are process measurement, industrial, and analytical instruments. These include pressure gauges and transducers; oxygen, moisture, combustion and liquid analyzers, and emission monitors; electronic pressure sensors and transmitters. The focus is on the process industry, which includes refinery and petrochemical plants, power generation, specialty gas, water and waste treatment, natural gas distribution, and semiconductor fabrication, servicing the industrial process control and air emissions monitoring markets, as well as products providing for monitoring sulfur emissions, where AMETEK is already a world leader. The acquisition of Drexelbrook and Patriot Sensors in 1999 expands AMETEK's level measurement instrumentation business. Drexelbrook and Patriot Sensors operate as separate units of a new division within EIG - AMETEK Sensor Technology. EIG is one of the leaders in the North American pressure gauge market, which has been adversely affected by low-cost offshore products. EIG has addressed this issue through a 50%-owned joint venture that manufactures low-cost pressure gauges in China and Taiwan, where the joint venture also markets those products. EIG is refocusing its domestic manufacturing on more advanced pressure measurement products.

     Industrial Instrumentation Markets and Product Lines

     Approximately 32% of EIG sales are to the industrial instrumentation market. EIG's Mansfield & Green product line which was combined with the Chatillon and Lloyd Instruments product lines to form the Test and Calibration Instruments (T&CI) division, is well-positioned for global expansion in the $800 million force measurement market. T&CI manufactures a comprehensive line of force-measurement and material testing devices in the United States and Europe, including hand-held gauges, electronic instruments and test stands. It also provides analytical software and support services. T&CI's products are marketed worldwide under the Chatillon, Lloyd, Erichsen, and Davenport brand names through a global network of distributors, sales representatives, and direct sales.

     The Dixson business provides EIG with a strong position in the U.S. heavy-truck instrument market, including agricultural, construction, and off-road vehicles. Dixson has a market position in Europe, and product development capabilities in solid-state instruments that primarily monitor engine-operating parameters. EIG also has a leading position in the food service instrumentation business as a result of the 1999 acquisition of the NCC business. This business fits strategically with the custom electronic controls produced by Dixson for heavy-vehicle, foodservice, and industrial markets. NCC is a leading source for stand-alone and integrated timing controls for the foodservice industry.

     The Chemical Products division produces silicas, phenolic resins, and Teflon(R) (a registered trademark of DuPont) polymer products for high-temperature and highly corrosive applications and heat exchangers. Product applications include protective welding curtains and products for the filtering of molten metal. EIG also is a custom compounder of specialty resins and thermoplastics with enhanced properties, such as fire retardance and improved adhesion. Markets include electronics, automotive parts, appliances, and telecommunications.

     Customers

     EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG's operations. Approximately 20% of EIG's 2000 sales were made to its five largest customers.

  EMG

     EMG is the world's largest producer of high-speed, air-moving electric motors for OEMs of floor-care products. The design and manufacture of small vacuum motors with fans rotating at high speeds requires advanced manufacturing technology. EMG addresses complex motor-blower dynamics including heat, noise, vibration, and wear, in designing its customized products. The Group's specialty motors business is the world leader in the brushless DC motor market. EMG also produces specialty metal products used in the electronics, telecommunications, consumer, automotive, and other markets. EMG has a leading market share for its electric motors in North America and Western Europe and a growing share in the Pacific Rim. It has expanded its operations worldwide by leveraging manufacturing and technological expertise developed over many years.

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

     To achieve further global expansion, EMG is building on its market leadership in the floor-care markets of North America and Europe through initiatives in Eastern Europe, Latin America, and the Pacific Rim. Electric motor production operations in China, Mexico, the Czech Republic and Brazil, began contributing to production capacity late in 1999. Those expanding operations are focusing on reducing costs and expanding global markets. About 37% of EMG's 2000 sales were to customers outside the United States.

     EMG employs approximately 4,200 people, of whom approximately 1,800 are covered by collective bargaining agreements. It has 20 manufacturing facilities:
13 in the United States, 2 in Italy, and one each in China, the Czech Republic, Mexico, Brazil, and the United Kingdom. In 2000, the Company completed the previously announced consolidation of two of its Italian motor plants, serving the floor-care market. EMG also expanded the operations of its Italian motor division to an existing motor plant in the Czech Republic, and it completed the closure of the Group's Cambridge, Ohio plant. EMG's flexible production lines are designed for low-cost, high-volume operations. Advanced technological resources enable EMG to provide its customers with custom-designed products. The Group produced approximately 26 million motors in 2000, aided by the Prestolite acquisition in August 2000, and increased production in Brazil. This is compared with 22 million motors produced in 1999.

     Floor-Care Market and Product Line

     About 47% of EMG sales are to floor-care markets, where it has the leading share through sales of air-moving electric motors to most of the world's major floor-care OEMs. The customers include vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor-care products, ranging from hand-held, canister, and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

     A portion of sales initiatives in the global floor-care business has been directed toward marketing products to vertically integrated vacuum cleaner manufacturers that decide to outsource all or part of their motor production to realize the economic and operational advantages of reducing or discontinuing their own motor production. By purchasing motors from EMG, vacuum cleaner manufacturers can reduce the otherwise substantial capital investment necessary to manufacture motors for rapidly changing consumer demands. The global consumer trend toward owning a variety of floor-care products increases the need for availability of these products by OEMs, which are striving to operate more cost-effectively and to be responsive to customer needs.

     EMG's new product development focuses on enhancing motor-blower cost-performance through advances in power, efficiency, size, weight, and quieter operation. EMG's INFIN-A-TEK motor-blower is the first switched reluctance electric motor-blower for the floor-care market.

     EMG has a significant position in the European floor-care market. The electric motors it produces in Italy and the Czech Republic are similar to those produced in the United States.

     Brushless Motor Market and Product Line

     EMG's brushless motors are used in computer equipment, business machines, and medical equipment. Brushless motors offer spark-free commutation and high reliability. They are increasingly utilized in medical and other applications in which long life and speed control are important. The Rotron motor business and its integration with the technical motor division to form AMETEK Rotron, has added to AMETEK's already strong core competency in brushless air-moving motors. With Rotron, AMETEK now has significant growth opportunities in the expanding brushless motor market. Continuing product developments include the use of brushless motors in systems designed to assist patients with sleep breathing disorders, hospital air-mattresses, and gasoline fume-recovery systems used by gas stations, as well as electronic power devices for the military, mass-transit, and aerospace markets. In 1999 EMG's technical motor division launched its DurA-tek(TM) motor, a three-inch drop-in replacement for brush-type motors. It also introduced a redesigned line of the MICRO-Jammer(TM) motor-blower and an enhanced version of the MINIJAMMER(TM) brushless DC motor-blower for medical devices, dental equipment, business machines and a host of commercial applications.

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

     Specialty Metals Markets and Product Line

     The Specialty Metals business manufactures high-purity, engineered metal powders, high-purity strip and wire from metal powders, and clad products, with specific metallurgical properties. Its niche market focus is based upon proprietary manufacturing technology and strong customer relations. Its expanded product lines of nickel and copper-based wire alloys, have added to the Company's capabilities in the manufacturing of specialty wire for electronic, communication, and computer applications. The Company has also expanded its product line of metal matrix composites, which are used in thermal management applications for electronics products by acquiring an exclusive license to produce composites of silicon-carbide aluminum in the United States. Other new product developments include patented Ultra(TM) stainless steel metal powders and copper-based Spinodal(TM) alloys. Markets served by the business include electronics, telecommunications, automotive, consumer products, and energy production.

     Prestolite Switch, Industrial Battery Chargers and DC Motor Market and Product Lines

     The August 2000 acquisition of the Prestolite Electric switch, industrial battery charger, and direct-current (DC) motor businesses have greatly expanded the products offered by EMG. The switch business produces contactors, solenoids, and other electromechanical devices for the telecommunications and materials-handling markets. The battery charger business designs and manufactures high-quality industrial battery chargers for use in the materials-handling market. These businesses have strong market positions, superior technologies, and reputations for quality and service. They were combined into a new operating division, Prestolite Power and Switch, that will serve as a platform for additional acquisitions. The DC motor products were folded into AMETEK's global specialty motors business.

     Customers

     EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG's operations. Approximately 17% of EMG's sales for 2000 were made to its five largest customers.

MARKETING

     Generally, the Company's marketing efforts are organized and carried out at the group and division levels. EIG makes significant use of distributors and sales representatives in marketing its products. However, its specialized customer base of aircraft and jet engine manufacturers are served primarily by its direct sales engineers. Given the similarity and technical nature of its many products as well as its significant worldwide market share, EMG conducts most of its domestic and international marketing activities through a direct sales force, and makes some use of sales representatives and distributors both in the U.S. and in other countries.

COMPETITION

     In general, most of the Company's markets are highly competitive. The principal elements of competition for the Company's products are price, product technology, distribution, quality, and service.

     In the markets served by EIG, the Company believes that it is one of the world's largest pressure gauge manufacturers, ranks among the leading U.S. producers of certain measuring and control instruments, and is a leading manufacturer in the U.S. heavy vehicle instrumentation and power instruments markets. It also is one of the leading instrument and sensor suppliers to commercial aviation. Competition is strong and could intensify for certain EIG products especially in the Company's pressure gauge and heavy vehicle instrumentation businesses. Both of these businesses have several strong competitors. In the process and analytical instruments markets, numerous companies in each specialized market compete on the basis of product quality, performance, and innovation. The Company's aerospace and power instruments businesses have a number of diversified competitors, which vary depending on the specific market niche.

     EMG has several U.S. based competitors in the U.S. floor-care market. Competition is increasing from Asian motor manufacturers who serve the U.S. floor-care market. There is potential competition from vertically integrated manufacturers of floor-care products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production. In Europe, competition comes from a small group of large international competitors and numerous small competitors. EMG's Prestolite businesses have competition from a limited number of companies in each of their markets. Some competitors have greater financial and technical resources. Competition is generally based on product innovation, performance and price. EMG's specialty metal products business has several specialized product lines that have few competitors. The primary competition is from alternative materials and processes.

BACKLOG AND SEASONAL VARIATIONS OF BUSINESS

     The Company's approximate backlog of unfilled orders by business segment at the dates specified was as follows:

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Electronic Instruments...................................  $135.3    $137.0    $113.2
Electromechanical........................................   121.1     106.5     110.6
                                                           ------    ------    ------
     Total...............................................  $256.4    $243.5    $223.8
                                                           ======    ======    ======

     Of the total backlog of unfilled orders at December 31, 2000, approximately 93% is expected to be shipped by December 31, 2001. The Company believes that neither its business as a whole, nor either of its operating segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

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

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

     The Company is committed to research, product development, and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development, and engineering costs during the past three years were $45.9 million, $42.2 million and $42.1 million, in 2000, 1999, and 1998 respectively. These amounts included net Company-funded research and development expenses of $23.8 million, $21.6 million and $23.4 million, respectively. Such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

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

EMPLOYEES

     At December 31, 2000, the Company employed approximately 8,100 individuals in its EMG, EIG and corporate operations, of which approximately 2,300 were covered by collective bargaining agreements.

WORKING CAPITAL PRACTICES

     The Company does not have extraordinary working capital requirements in either of its business segments. Customers generally are billed at normal trade terms, which may include extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles and are responsive to the normal delivery requirements of customers.

ITEM 2.  PROPERTIES

     The Company has 47 operating plant facilities in 16 states and 10 foreign countries. Of these facilities, 32 are owned by the Company and 19 are leased. The properties owned by the Company consist of approximately 554 acres, of which approximately 3.8 million square feet are under roof. Under lease is a total of approximately 764,000 square feet. The leases expire over a range of years from 2001 to 2015, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan, China and Korea provide the Company with additional production capacity through the Company's 50% ownership in a joint venture. The Company also has one idle production facility available for sale. The Company's executive offices in Paoli, PA occupy approximately 34,000 square feet under a lease that will expire in 2002.

     The Company's machinery, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

                                                NUMBER OF PLANT
                                                  FACILITIES       SQUARE FEET UNDER ROOF
                                                ---------------    ----------------------
                                                OWNED    LEASED      OWNED        LEASED
                                                -----    ------    ----------    --------
Electronic Instruments........................   20         7      2,219,000     365,000
Electromechanical.............................   12         8      1,607,000     399,000
                                                 --        --      ---------     -------
     Total....................................   32        15      3,826,000     764,000
                                                 ==        ==      =========     =======

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also listed on the Pacific Exchange, Inc. On February 28, 2001, there were approximately 2,800 record holders of the Company's common stock.

     Market price and dividend information with respect to the Company's common stock are set forth on pages 43 and 44 in the section of the Notes to the Consolidated Financial Statements entitled "Quarterly Financial Data (Unaudited)." Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  2000         1999        1998        1997        1996
                                               ----------    --------    --------    --------    --------
                                               (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                               ----------------------------------------------------------
CONSOLIDATED OPERATING RESULTS (YEARS ENDED
  DECEMBER 31):
Net sales....................................   $1,024.7      $924.8      $927.5      $847.8      $800.0
Operating income(1)..........................   $  135.9      $118.8      $ 96.4      $ 92.0      $ 82.8
Interest expense.............................   $  (29.2)     $(24.8)     $(23.7)     $(18.2)     $(19.1)
Income from continuing operations(1).........   $   68.5      $ 60.8      $ 50.4      $ 50.3      $ 43.1
Net income(1)(2).............................   $   68.5      $ 60.8      $ 41.7      $ 50.4      $ 51.2
Basic earnings per share:
  Income from continuing operations(1).......   $   2.13      $ 1.88      $ 1.55      $ 1.53      $ 1.32
  Net income(1)(2)...........................   $   2.13      $ 1.88      $ 1.28      $ 1.53      $ 1.57
Diluted earnings per share:
  Income from continuing operations(1).......   $   2.11      $ 1.85      $ 1.50      $ 1.49      $ 1.30
  Net income(1)(2)...........................   $   2.11      $ 1.85      $ 1.24      $ 1.49      $ 1.54
Dividends declared and paid per share........   $   0.24      $ 0.24      $ 0.24      $ 0.24      $ 0.24
Average common shares outstanding:
  Basic......................................       32.1        32.3        32.7        32.9        32.7
  Diluted....................................       32.5        32.9        33.7        33.9        33.3
PERFORMANCE MEASURES AND OTHER DATA:
Operating Data excluding Nonrecurring
  Charge(3):
  Operating income...........................   $  135.9      $118.8      $104.5      $ 92.0      $ 82.8
  Operating income-Return on sales...........       13.3%       12.8%       11.3%       10.8%       10.4%
  Operating income-Return on average total
     assets..................................       16.7%       16.2%       16.6%       17.4%       16.8%
  EBITDA(4)..................................   $  177.6      $158.1      $146.4      $128.0      $116.9
  Ratio of EBITDA to interest expense(4).....        6.1x        6.4x        6.2x        7.0x        6.1x
  Income from continuing operations..........   $   68.5      $ 60.8      $ 55.3      $ 50.3      $ 43.1
  Diluted earnings per share.................   $   2.11      $ 1.85      $ 1.64      $ 1.49      $ 1.30
Depreciation and amortization................   $   43.3      $ 39.6      $ 38.4      $ 32.9      $ 32.7
Capital expenditures.........................   $   29.6      $ 30.3      $ 49.8      $ 41.2      $ 39.1
Cash provided by continuing operations(5)....   $   78.7      $ 86.6      $ 78.4      $ 71.2      $ 64.7
Ratio of earnings to fixed charges...........        4.3x        4.4x        3.9x        4.8x        4.0x
Net income -- Return on average total
  capital....................................       11.5%       11.8%       10.4%       15.8%       16.9%
             -- Return on average
                stockholders' equity.........       27.6%       31.2%       25.1%       34.9%       47.3%
YEAR-END CONSOLIDATED FINANCIAL POSITION:
Current assets...............................   $  303.1      $256.1      $267.8      $248.5      $229.3
Current liabilities..........................   $  297.7      $262.7      $233.9      $178.7      $178.9
Property, plant, and equipment...............   $  214.0      $219.6      $214.4      $186.3      $174.8
Total assets.................................   $  859.0      $768.2      $699.8      $555.2      $528.9
Long-term debt...............................   $  233.6      $231.8      $227.0      $152.3      $150.3
Stockholders' equity.........................   $  280.8      $216.2      $174.0      $159.0      $129.5
Stockholders' equity per share...............   $   8.66      $ 6.76      $ 5.42      $ 4.82      $ 3.96
Total debt as a percentage of
  capitalization(6)..........................       56.3%       60.5%       63.7%       51.0%       58.5%

---------------
(1) Amounts in 1998 include a nonrecurring pretax charge for cost reduction initiatives totaling $8.0 million, ($4.8 million after-tax or $0.14 per diluted share).

(2) Amounts in 1998 include an extraordinary loss on the early repayment of debt of $8.7 million ($0.26 per diluted share). Amounts in 1997 and 1996 include discontinued operations of the former Water Filtration Business.

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

(5) Amount in 2000 and 1999 excludes $1 million and $44 million, respectively, of net cash proceeds received from an accounts receivable securitization program.

(6) Without considering the effect of the accounts receivable securitization program referred to in note 5 above; total debt as a percentage of capitalization at December 31, 2000 and 1999 would have been 59.1% and 63.6%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of the Company's financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements of the Company and the related notes shown in the index on page 22 of this report.

  Business Overview

     In 2000, the Company reported record sales, operating income, net income and diluted earnings per share that resulted in double-digit percentage growth when compared with 1999. The Company continues to achieve several major objectives under its four growth strategies: Strategic Acquisitions and Alliances, Global and Market Expansion, New Products and Operational Excellence. Significant events of 2000 were:

     - Sales exceeded $1 billion for the first time in the Company's history.

     - The seventh consecutive year of double-digit percentage growth in earnings per share from continuing operations.

     - The completion of two new business acquisitions: The August acquisition of businesses that produce switches, industrial battery chargers, and direct-current (DC) motors for the telecommunications and material-handling markets, which is included within the Electromechanical Group (EMG), and the September acquisition of a business that produces power measurement instruments and is included within the Electronic Instruments Group (EIG).

     - Continuing with the Company's global plan to lower its cost structure, operational excellence initiatives, in 2000, included the shift of production to lower-cost facilities in Mexico, China, Brazil and the Czech Republic. This action along with the consolidation of the Company's European motor operations resulted in improved operating profit margins for both the EIG and the EMG business segments.

     - The Company continued its emphasis on investment in research, development and engineering, spending $45.9 million in 2000, an increase of 8.8% over 1999.

     - Benefiting from the investment in research and development, new product sales (from products introduced within the past three years) increased 17.3% over 1999 to $125.6 million.

  Results of Operations

     The following table sets forth net sales and income of the Company by business segment and on a consolidated basis for the years ended December 31, 2000, 1999, and 1998:

                                                            YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                           2000        1999       1998
                                                        ----------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
NET SALES(1):
  Electronic Instruments..............................  $  509,504   $451,072   $414,202
  Electromechanical...................................     515,156    473,725    513,272
                                                        ----------   --------   --------
     Total net sales..................................  $1,024,660   $924,797   $927,474
                                                        ==========   ========   ========
INCOME(2):
Segment operating income(3)
  Electronic Instruments..............................  $   78,771   $ 69,965   $ 55,703
  Electromechanical...................................      77,560     67,575     62,511
                                                        ----------   --------   --------
     Total segment operating income...................     156,331    137,540    118,214
Corporate administrative and other expenses...........     (20,441)   (18,743)   (21,778)
                                                        ----------   --------   --------
Consolidated operating income.........................     135,890    118,797     96,436
Interest and other expenses...........................     (29,752)   (24,336)   (19,078)
                                                        ----------   --------   --------
     Consolidated income before income taxes..........  $  106,138   $ 94,461   $ 77,358
                                                        ==========   ========   ========

---------------
(1) After elimination of intra-and intersegment sales, which are not significant in amount.

(2) 2000 and 1998 includes charges for cost realignment initiatives and cost reduction initiatives.

(3) Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999.

  Results of Operations

     The Company reported sales for 2000 of $1,024.7 million, an increase of 10.8% from sales of $924.8 million in 1999, driven by the contributions of the Company's acquisitions and strength in several core markets. EIG's sales were $509.5 million in 2000, an increase of 13.0% from sales of $451.1 million in 1999. Without recent acquisitions, sales for EIG would have been slightly lower than in 1999 due largely to a decline in demand for heavy-vehicle instruments. For the EMG segment, sales were $515.2 million in 2000, an increase of 8.7% from sales of $473.7 million in 1999 due to improved conditions in specialty metal markets along with contributions from an acquisition, reduced somewhat by continued competitive factors and adverse currency translation effects from international businesses. International sales reported by both segments totaled $324.9 million in 2000, an increase of $23.0 million or 7.6% from 1999. Export shipments from the United States in 2000 were $179.1 million, compared with $158.5 million in 1999.

     New orders for 2000 were $1,037.6 million, an increase of 9.9% from $944.5 million for 1999. The order backlog at December 31, 2000 was $256.4 million, compared with $243.5 million at December 31, 1999. New orders from the acquisitions made by the Company during the year were the primary reason for the increase.

     The Company's plan to lower its cost structure globally through operational excellence initiatives continues to have a positive effect on segment operating income and margins in 2000. Total segment operating income improved to $156.3 million for 2000, an increase of 13.7%, compared with segment operating income of $137.5 million for 1999, primarily from the acquisitions and strength in core businesses. Operating margins in 2000 were 15.3% of sales, an increase from 14.9% in 1999. Improved operating margins were primarily the result of operational excellence initiatives, including increased motor production at the Company's lower cost facilities, improved supply chain management and flow manufacturing expansion in EIG. The Company also benefited from lower overall net pension costs resulting primarily from a higher return on pension investment assets. After deducting corporate administrative expenses, consolidated operating income was $135.9 million or 13.3% of net sales, an increase of $17.1 million, or 14.3%, when compared with 1999 operating income of $118.8 million or 12.8 % of net sales.

     Selling, general, and administrative (SG&A) expenses were $95.1 million in 2000, compared with $79.4 million in 1999, a $15.7 million increase due mainly to acquisitions completed in late 1999 and 2000. As a percentage of sales, SG&A was 9.3% in 2000, compared with 8.6% in 1999. The acquisitions were the primary contributors to an increase in selling expenses. Corporate general and administrative expenses increased slightly, but were flat year to year, as a percentage of sales.

     Interest expense was $29.2 million in 2000, an increase of 17.9%, compared with $24.8 million in 1999. Higher average debt levels to finance acquisitions as well as higher average borrowing rates, were the primary reasons for the increase.

     Net income for 2000 rose 12.8% and was $68.5 million, or $2.11 per diluted share, compared with net income for 1999 of $60.8 million, or $1.85 per diluted share. The increase in net income was due primarily to the higher sales and operating income discussed above.

  Fourth Quarter Results

     Sales for the fourth quarter of 2000 were $258.2 million, compared with $236.0 million in the fourth quarter of 1999, an increase of $22.2 million, or 9.4%. The increase in sales was driven by acquisitions made in 2000 and late 1999.

     Operating income for the fourth quarter of 2000 was $34.1 million, compared with $29.5 million for the fourth quarter of 1999, an increase of $4.6 million or 15.5%. The acquired businesses, combined with continued productivity gains as a result of the Company's operational excellence initiatives and cost reduction programs, were the primary reasons for the increase in operating income. As a result of slowing U.S. economic growth, in the fourth quarter of 2000, the Company accelerated certain cost realignment initiatives. These initiatives include a more aggressive movement of certain production activities to low-cost locations, and the resizing of several businesses. These actions resulted in a fourth quarter 2000 pretax charge of $3.4 million. Also, fourth quarter 2000 results include a pretax gain of $3.6 million due to the resolution of a contract issue with a major customer in the Electronic Instruments Group.

     Net income for the fourth quarter of 2000 totaled $17.2 million, or $0.53 per diluted share, an increase of 14.8% from the fourth quarter of 1999 net income of $15.0 million, or $0.46 per diluted share.

  Operating Segment Results

     The ELECTRONIC INSTRUMENTS GROUP (EIG) sales were $509.5 million in 2000, an increase of 13.0% from 1999 sales of $451.1 million. The 2000 acquisition of a business, along with a business acquired in December 1999, drove the year-to-year increase in sales. The heavy-vehicle instruments business reported significantly lower sales in 2000 due to weak market conditions, which began in the second quarter of 2000, compared to robust market conditions in 1999. EIG's aerospace and power instrument businesses continue to grow through acquisitions and core growth, expanding the Company's technology, market scope and penetration. Also, the process instruments business continues to rebound from weak market conditions experienced during the first nine months of 1999.

     EIG's operating income for 2000 increased to $78.7 million from $70.0 million in 1999, an increase of 12.6%. The acquisitions described above were the primary reasons for the increase in operating income. Profit margins were flat year to year at 15.5%. Improved operating performance, primarily by EIG's aerospace and process businesses was reduced by margin declines on lower sales of heavy-vehicle instruments.

     The ELECTROMECHANICAL GROUP (EMG) sales for 2000 were $515.2 million, an increase of 8.7%, from sales of $473.7 million in 1999. The 2000 acquisition of businesses and improved market conditions within the specialty metals market, drove the year-to-year increase in sales. Partially reducing the sales increase were

EMG's operations in Europe, where competitive pricing pressures and currency translation changes continue to adversely affect EMG's sales.

     EMG's operating income for 2000 increased to $77.6 million from $67.6 million in 1999, a 14.8% increase. The acquisition described above, along with improved market conditions within the specialty metals market, were the primary reasons for the increase in operating income. Partially offsetting the profit improvement were lower profits at EMG's motor operations in Europe, due to the adverse effects on sales noted above. Operating margins improved to 15.1% of sales in 2000 from 14.3% in 1999 due to the higher sales, and lower operating costs in EMG's worldwide motor operations, as a result of the operational excellence and cost reduction initiatives.

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

  Results of Operations

     The Company reported sales for 1999 of $924.8 million, down slightly from sales of $927.5 million in 1998. EIG's sales increased by 8.9% to $451.1 million in 1999 from $414.2 million in 1998 because of the incremental sales generated by strategic acquisitions made during the year. Sales to heavy-vehicle manufacturers were strong along with an improving process instruments business. Without the acquisitions, sales for EIG would have been lower than in 1998 due largely to changes in the mix of sales and to slightly lower demand in process instruments and aerospace markets. Aerospace markets were down from peak levels in 1998. For the EMG group, competitive factors in international markets caused slightly lower unit shipments in 1999 when compared with 1998. The result was a decline in EMG reported sales to $473.7 million in 1999 from $513.3 million in 1998, a decrease of 7.7%. A change in the mix of U.S. sales also contributed to the EMG's sales decline. Sales by both segments to foreign markets totaled $302.0 million in 1999, a decrease of $43.0 million or 12.5% from 1998. Export shipments from the United States in 1999 were $158.5 million, compared with $162.6 million in 1998.

     New orders for 1999 were $944.5 million, an increase of 4.2% from $906.1 million for 1998. The order backlog at December 31, 1999 was $243.5 million, compared with $223.8 million at December 31, 1998. New orders from the strategic acquisitions made by the Company during the year were the primary reason for the increase.

     The Company's plan to lower its cost structure globally under the operational excellence initiatives, announced in the fourth quarter of 1998, had a positive effect on operating income and margins. Total segment operating income improved to $137.5 million for 1999 compared with operating income of $125.7 million for 1998, before a fourth quarter 1998 non-recurring charge, an increase of 9.3%. Operating margins improved to 14.9% from 13.6% for the comparable period. The operational excellence initiatives and the impact of new acquisitions, along with the transition of a portion of the Company's motor production to a lower cost facility in Reynosa, Mexico, the closing and consolidation of certain EMG motor plants in Europe, improved supply chain management and flow manufacturing expansion in EIG, along with related workforce reductions drove margins to higher levels. Consolidated operating income was $118.8 million or 12.8% of net sales, an increase of $14.3 million when compared with 1998 operating income of $104.5 million or 11.3 % of net sales, before the $8.0 million pretax nonrecurring charge. Selling, general and administrative expenses were $79.4 million in 1999, a $2.7 million decrease when compared with 1998 when SG&A totaled $82.1 million. As a percent of sales, SG&A was 8.6% in 1999, slightly lower than in 1998. The corporate cost reduction initiative was the driving force behind the reduction in general and administrative expense. Selling expense was flat year-to-year, as new EIG selling expense from acquisitions almost entirely offset reduced selling costs for the EMG group.

     Interest expense was $24.8 million in 1999 compared with $23.7 million in 1998, an increase of 4.7%. Higher average debt levels to finance acquisitions, was the primary reason for the increase in interest expense. Other income, net decreased to $0.4 million in 1999 from $4.6 million in 1998 primarily because of lower gains from the sale of securities and idle property.

     Net income for 1999 was $60.8 million, or $1.85 per diluted share, compared with net income for 1998 of $41.7 million, or $1.24 per diluted share. The 1998 net income includes an after-tax nonrecurring charge of

$4.8 million or $0.14 per diluted share, and an after-tax extraordinary charge for the early repayment of long-term debt of $8.7 million, or $0.26 per diluted share. Without the nonrecurring charge and the extraordinary item in 1998, net income would have been $55.3 million, or $1.64 per diluted share.

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

  Fourth Quarter Results

     Sales for the fourth quarter of 1999 were $236.0 million, compared with $206.8 million in the fourth quarter 1998. Operating income for the fourth quarter 1999 was $29.5 million, compared with $20.1 million for the fourth quarter 1998, before a nonrecurring pretax charge of $8.0 million. The 14% increase in sales was driven by the strategic acquisitions made by the Company during 1999, and a stronger worldwide motor market during the fourth quarter of 1999. The acquisitions, combined with productivity gains as a result of the Company's operational excellence initiatives and cost reduction programs were the primary reasons for a 46.8% gain in operating income. Net income for the fourth quarter of 1999 totaled $15.0 million, or $0.46 per diluted share, up 37% from the fourth quarter 1998 net income of $11.0 million or $0.33 per diluted share, excluding the after-tax effect of the nonrecurring charge of $4.8 million. The fourth quarter 1999 tax rate was 34.9%, a rate more normal than the 1998 fourth quarter tax rate of 21.4%. The 1998 fourth quarter benefited from a lower effective tax rate due to lower foreign pretax income, which would be taxed at higher rates than in the U.S., and favorable foreign tax adjustments relating to certain prior tax years.

  Operating Segment Results

     The ELECTRONIC INSTRUMENTS GROUP (EIG) sales were $451.1 million in 1999, an increase of 8.9% from 1998 sales of $414.2 million. The Company's 1999 acquisition of businesses, which produce electronic instruments and controls, transducers, sensors, and gauges, drove the year-to-year increase in sales. A business acquired in December 1999, which specializes in the design and manufacture of continuous level measurement and control devices has subsequently enhanced sales growth. The heavy-vehicle instruments business was strong in 1999 because of robust market conditions for heavy trucks. Also, the Company's process instruments business rebounded from weak market conditions during the first nine months of 1999. The aerospace business continues to grow because of the acquisitions described above, expanding the Company's aerospace technology and market breadth, despite aerospace markets being down slightly from peak levels in 1998.

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

     Operating income for 1999 was essentially unchanged at $67.6 million. Improved profitability from the relocation of a portion of its U.S. motor production to lower cost facilities in Reynosa, Mexico was offset by lower profits at the Company's motor operations in Europe and Asia on lower unit volume shipped as a result of market and price competition. Operating margins, however, improved dramatically to 14.3% in 1999 from 13.2% in 1998. As of December 31, 1999, approximately 40% of EMG's North American motor production for floorcare applications and outdoor power equipment is produced in Mexico. Operations at the Company's

Cambridge, Ohio plant ceased in the first quarter of 2000. The plant relocation and rationalization activity in Europe stemming from the 1998 cost reduction initiatives is now complete. EMG's operating income in 1998 was $62.5 million, after a fourth quarter 1998 $5.2 million nonrecurring charge for the above mentioned cost reduction activities.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities before proceeds from the sale of accounts receivable totaled $78.7 million for 2000, compared with $86.6 million for 1999, a decrease of $7.9 million. The decrease was caused primarily by higher cash outflows to fund operating working capital requirements due in part to higher accounts receivable levels related to increased sales and to higher inventory levels partly associated with the Company's move of certain products to its low-cost manufacturing facilities. Other long-term liabilities decreased primarily because of the funding and settlement of a contract issue with a customer in the fourth quarter of 2000. Net proceeds received from sales of accounts receivables to a third party under an accounts receivable sales agreement provided cash of $1 million in 2000, compared with $44 million of cash provided in 1999. Total net cash provided by operating activities in 2000 was $79.7 million compared with $130.6 million in 1999. Under the accounts receivable sales agreement, entered into in 1999, the Company, through a wholly-owned, special purpose subsidiary, can sell up to $50 million of eligible accounts receivable.

     Cash used for investing activities was $107.4 million for 2000, compared with $148.0 million for 1999. Cash outlays for new business acquisitions totaled $81 million in 2000, compared with $147.5 million in 1999. Also, the prior year included proceeds received from the sale of investment assets of $29.5 million, compared with $3.3 million in 2000.

     Financing activities provided cash of $26.2 million in 2000, compared with $16.3 million provided in 1999. In 2000, net short-term borrowings increased $25.2 million, primarily to fund the 2000 acquisitions. During 1999, short-term borrowings increased $37.8 million and the Company made net payments on long-term debt of $9.1 million, which included the final repayment on its 9 3/4% Notes. Common stock repurchases totaled $1.6 million in 2000, compared with $9.3 million in 1999.

     As a result of all the Company's cash flow activities, cash and cash equivalents decreased $1.4 million since year-end 1999, to $7.2 million at December 31, 2000. The Company believes that it has sufficient cash generating capabilities and available financing facilities to enable it to meet its needs in the foreseeable future.

NEW ACCOUNTING PRONOUNCEMENTS

     In the fourth quarter of 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The adoption of the Bulletin did not have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

     In September, 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- A Replacement of FASB Statement 125". The Statement requires extensive disclosures about securitizations entered into during the period and retained interests in securitized financial assets at the balance sheet date, accounting policies, sensitivity information relating to retained interests, and cash flows distributed to the transferor. The accounting requirements of Statement 140 are effective for transfers occurring after March 31, 2001. However, the expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. The Company is continuing to study the future impact of adopting the accounting changes of this Statement. The Company adopted the disclosure requirement by the Statement, for fiscal year 2000, which are included in footnote 5 of the financial statements.

     On July 1, 2000, the Company adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". The Interpretation provides guidance on the application of APB

Opinion No. 25, "Accounting for Stock Issued to Employees". The adoption of this Interpretation did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires recognition of all derivative instruments measured at fair value in the statement of financial position. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB approved a one-year delay in the effective date of this Statement until January 2001.

     In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This Statement amends Statement No. 133 for certain impractical aspects of the original Statement which were incompatible with many common current hedging approaches. Statement No. 138 is effective simultaneously with Statement No. 133.

     The provisions of SFAS 133 and related amendments and interpretations became effective for the Company beginning January 1, 2001, including the interim periods of that year. Based on the Company's limited use of derivative financial instruments, adoption of these Statements did not have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

INTERNAL REINVESTMENT

  Capital Expenditures

     Capital expenditures were $29.6 million for 2000, compared with $30.3 million for 1999. Approximately 74% of the expenditures in 2000 were for equipment to increase productivity and expand capacity. The Company's 2001 capital expenditures are expected to increase when compared to 2000 levels, with a continuing emphasis on spending to improve productivity, and expand low cost manufacturing facilities.

  Product Development and Engineering

     Product development and engineering expenses are directed toward the development and improvement of new and existing products and processes. Such expenses were $45.9 million in 2000, an increase from $42.2 million for 1999, and $42.1 million for 1998. Included in the amounts above are net expenses for research and development of $23.8 million for 2000, $21.6 million for 1999, and $23.4 million for 1998.

ENVIRONMENTAL MATTERS

     The Company is subject to environmental laws and regulations as well as stringent cleanup requirements. It also has been named a potentially responsible party at several sites that are the subject of government-mandated cleanups. No amounts were charged to expense in 2000 for environmental cleanup. Amounts charged to expense for environmental cleanup were approximately, $0.9 million in 1999, and $0.3 million in 1998.

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

MARKET RISK DISCLOSURE

     The Company's primary exposure to market risks includes fluctuations in interest rates on its short-term and long-term debt and in foreign currency exchange rates.

     The Company's long-term debt is fixed rate and its short-term debt is variable rate. These financial instruments are more fully described in the notes to the financial statements.

     The foreign currencies to which the Company has the most significant exchange rate exposure is the Italian lira, and the European Euro currency. Exposure to foreign currency rate fluctuation is mitigated, when possible, through the use of natural hedges, whereby, purchases and sales in the same foreign currency and with similar maturities offset one another. Translation of foreign financial statements into U.S. dollars have not had a significant effect on the operating results reported by the Company.

     Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of risk sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

FORWARD-LOOKING INFORMATION

     Except for historical information contained herein, certain matters discussed in this Form 10-K are "forward looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risks and uncertainties that exist in the Company's operations and business environment, and are subject to change based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause, the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

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

     - A prolonged slowing of the growth rate in the U.S. and Europe for electric motor products, aerospace, heavy-vehicle and process instrumentation; as well as a restriction in the ability of heavy-vehicle manufacturers to secure components manufactured by outside suppliers.

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

     - Variation in the level of orders booked, which can be affected by general economic conditions, intensity of competition and continued marketplace acceptance of products.

     The Company believes that it has the product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning market risk is set forth under the heading "Market Risk Disclosure" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
INDEX TO FINANCIAL STATEMENTS (ITEM 14(a) 1)
Report of Independent Auditors..............................   23
Consolidated Statement of Income for the years ended
  December 31, 2000, 1999, and 1998.........................   24
Consolidated Balance Sheet at December 31, 2000 and 1999....   25
Consolidated Statement of Stockholders' Equity for the years
  ended December 31, 2000, 1999, and 1998...................   26
Consolidated Statement of Cash Flows for the years ended
  December 31, 2000, 1999, and 1998.........................   27
Notes to Consolidated Financial Statements..................   28

FINANCIAL STATEMENT SCHEDULES (ITEM 14(a) 2)
Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of AMETEK, Inc.

     We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ ERNST & YOUNG LLP

Philadelphia, PA
January 22, 2001

                                  AMETEK, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                                2000           1999          1998
                                                            ------------    ----------    ----------
                                                            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)
Net sales.................................................   $1,024,660      $924,797      $927,474
                                                             ----------      --------      --------
Expenses:
  Cost of sales (excluding depreciation)..................      761,548       696,011       711,020
  Selling, general and administrative.....................       95,147        79,351        82,089
  Depreciation............................................       32,075        30,638        29,909
  Nonrecurring charge.....................................           --            --         8,020
                                                             ----------      --------      --------
     Total expenses.......................................      888,770       806,000       831,038
                                                             ----------      --------      --------
Operating income..........................................      135,890       118,797        96,436
Other income (expenses):
  Interest expense........................................      (29,203)      (24,776)      (23,659)
  Other, net..............................................         (549)          440         4,581
                                                             ----------      --------      --------
Income before income taxes................................      106,138        94,461        77,358
Provision for income taxes................................       37,606        33,693        26,909
                                                             ----------      --------      --------
Income before extraordinary item..........................       68,532        60,768        50,449
Extraordinary loss on early extinguishment of debt, net of
  taxes...................................................           --            --        (8,710)
                                                             ----------      --------      --------
Net income................................................   $   68,532      $ 60,768      $ 41,739
                                                             ==========      ========      ========
Basic earnings (loss) per share:
  Income before extraordinary item........................   $     2.13      $   1.88      $   1.55
  Extraordinary loss on early extinguishment of debt......           --            --         (0.27)
                                                             ----------      --------      --------
  Net income..............................................   $     2.13      $   1.88      $   1.28
                                                             ==========      ========      ========
Diluted earnings (loss) per share:
  Income before extraordinary item........................   $     2.11      $   1.85      $   1.50
  Extraordinary loss on early extinguishment of debt......           --            --         (0.26)
                                                             ----------      --------      --------
  Net income..............................................   $     2.11      $   1.85      $   1.24
                                                             ==========      ========      ========
Average common shares outstanding:
  Basic shares............................................       32,131        32,297        32,733
                                                             ==========      ========      ========
  Diluted shares..........................................       32,534        32,925        33,741
                                                             ==========      ========      ========

                            See accompanying notes.

                                  AMETEK, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,187     $  8,636
  Marketable securities.....................................     8,111        6,764
  Receivables, less allowance for possible losses...........   139,568      112,756
  Inventories...............................................   129,365      102,396
  Deferred income taxes.....................................    10,516       12,001
  Other current assets......................................     8,353       13,548
                                                              --------     --------
     Total current assets...................................   303,100      256,101
Property, plant and equipment, net..........................   213,955      219,571
Goodwill, net of accumulated amortization...................   299,479      248,304
Investments and other assets................................    42,454       44,174
                                                              --------     --------
     Total assets...........................................  $858,988     $768,150
                                                              ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term
     debt...................................................  $127,601     $ 99,674
  Accounts payable..........................................    87,315       73,377
  Income taxes payable......................................    12,347       17,979
  Accrued liabilities.......................................    70,392       71,706
                                                              --------     --------
     Total current liabilities..............................   297,655      262,736
Long-term debt..............................................   233,616      231,756
Deferred income taxes.......................................    33,166       27,781
Other long-term liabilities.................................    13,713       29,661
Stockholders' equity:
  Preferred stock, $0.01 par value; authorized: 5,000,000
     shares; none issued....................................        --           --
  Common stock, $0.01 par value; authorized: 100,000,000
     shares; issued: 2000 and 1999 -- 33,376,491 shares.....       334          334
  Capital in excess of par value............................     2,248        2,041
  Retained earnings.........................................   330,696      269,861
  Accumulated other comprehensive losses....................   (30,165)     (27,395)
  Less: Cost of shares held in treasury: 2000 -- 931,295
     shares; 1999 -- 1,413,502 shares.......................   (22,275)     (28,625)
                                                              --------     --------
     Total stockholders' equity.............................   280,838      216,216
                                                              --------     --------
     Total liabilities and stockholders' equity.............  $858,988     $768,150
                                                              ========     ========

                            See accompanying notes.

                                  AMETEK, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                2000                            1999                            1998
                                    -----------------------------   -----------------------------   -----------------------------
                                    COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE   STOCKHOLDERS'
                                       INCOME          EQUITY          INCOME          EQUITY          INCOME          EQUITY
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                       (DOLLARS IN THOUSANDS)
CAPITAL STOCK
Preferred Stock, $0.01 par
  value...........................                    $     --                        $     --                        $     --
                                                      --------                        --------                        --------
Common Stock, $0.01 par value
  Balance at the beginning of the
    year..........................                         334                             334                             332
  Shares issued, net of common
    stock retirement..............                          --                              --                               2
                                                      --------                        --------                        --------
    Balance at the end of the
      year........................                         334                             334                             334
                                                      --------                        --------                        --------
CAPITAL IN EXCESS OF PAR VALUE
  Balance at the beginning of the
    year..........................                       2,041                           4,727                           3,146
  Employee stock option, savings
    and award plans...............                         207                          (2,686)                          1,581
                                                      --------                        --------                        --------
    Balance at the end of the
      year........................                       2,248                           2,041                           4,727
                                                      --------                        --------                        --------
RETAINED EARNINGS
  Balance at the beginning of the
    year..........................                     269,861                         216,837                         182,935
  Net income......................     $68,532          68,532         $60,768          60,768         $41,739          41,739
                                       -------                         -------                         -------
  Cash dividends paid.............                      (7,697)                         (7,744)                         (7,837)
                                                      --------                        --------                        --------
    Balance at the end of the
      year........................                     330,696                         269,861                         216,837
                                                      --------                        --------                        --------
ACCUMULATED OTHER COMPREHENSIVE
  LOSSES(1)
Foreign currency translation:
  Balance at the beginning of the
    year..........................                     (26,292)                        (16,277)                        (20,246)
  Translation adjustments.........      (4,175)         (4,175)        (10,015)        (10,015)          3,969           3,969
                                                      --------                        --------                        --------
    Balance at the end of the
      year........................                     (30,467)                        (26,292)                        (16,277)
                                                      --------                        --------                        --------
Minimum pension liability
  adjustment:
  Balance at the beginning of the
    year..........................                        (280)                         (4,012)                         (1,909)
  Adjustments during the year.....         111             111           3,732           3,732          (2,103)         (2,103)
                                                      --------                        --------                        --------
      Balance at the end of the
        year......................                        (169)                           (280)                         (4,012)
                                                      --------                        --------                        --------
Valuation adjustments for
  marketable securities and other:
  Balance at the beginning of the
    year..........................                        (823)                           (575)                            268
  Increase (decrease) in
    marketable securities(2)......       1,294           1,294            (248)           (248)         (1,018)         (1,018)
  Other...........................          --              --              --              --             175             175
                                       -------                         -------                         -------
    Net change in marketable
      securities and other........       1,294                            (248)                           (843)
                                       -------        --------         -------        --------         -------        --------
    Balance at the end of the
      year........................                         471                            (823)                           (575)
                                                      --------                        --------                        --------
    Total other comprehensive
      (loss) income for the
      year........................      (2,770)                         (6,531)                          1,023
                                       -------                         -------                         -------
    Total comprehensive income for
      the year....................     $65,762                         $54,237                         $42,762
                                       =======                         =======                         =======
  Accumulated other comprehensive
    loss at the end of the year...                     (30,165)                        (27,395)                        (20,864)
                                                      --------                        --------                        --------
TREASURY STOCK
  Balance at the beginning of the
    year..........................                     (28,625)                        (26,985)                         (5,479)
  Employee stock option, savings
    and award plans...............                       7,961                           7,641                           6,493
  Purchase of treasury stock......                      (1,611)                         (9,281)                        (27,999)
                                                      --------                        --------                        --------
    Balance at the end of the
      year........................                     (22,275)                        (28,625)                        (26,985)
                                                      --------                        --------                        --------
      Total Stockholders'
        Equity....................                    $280,838                        $216,216                        $174,049
                                                      ========                        ========                        ========

(1) Amounts presented are net of tax based on an average effective tax rate of 35%, except for foreign currency translation adjustments, which are presented on a pretax basis.

(2) Includes reclassification adjustment for gains included in net income for 2000, 1999, and 1998 of $0.3 million, $0.1 million, and $1.2 million, respectively.

                            See accompanying notes.

                                  AMETEK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2000        1999        1998
                                                            ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
CASH PROVIDED BY (USED FOR):
Operating activities:
  Income before extraordinary item........................  $  68,532   $  60,768   $  50,449
  Adjustments to reconcile income before extraordinary
     item to net cash provided by operating activities:
     Depreciation and amortization........................     43,257      39,624      38,369
     Deferred income taxes................................      6,430       5,118      (1,692)
     Changes in assets and liabilities (net of
       acquisitions):
       (Increase) decrease in receivables.................    (16,782)     (7,008)     10,953
       (Increase) decrease in inventories and other
          current assets..................................     (6,622)        (68)      3,085
       (Decrease) increase in payables, accruals, and
          income taxes....................................     (4,390)     (6,861)    (20,657)
       (Decrease) increase in other long-term
          liabilities.....................................    (14,866)      1,568      (3,340)
     Other................................................      3,165      (6,572)      1,219
                                                            ---------   ---------   ---------
     Cash provided by operating activities before sale of
       accounts receivable................................     78,724      86,569      78,386
     Increase in accounts receivable sold.................      1,000      44,000          --
                                                            ---------   ---------   ---------
     Total operating activities...........................     79,724     130,569      78,386
                                                            ---------   ---------   ---------
Investing activities:
  Additions to property, plant and equipment..............    (29,554)    (30,331)    (49,841)
  Purchase of businesses..................................    (81,017)   (147,470)   (115,380)
  Proceeds from sale of assets............................      3,314      29,515       4,770
  Increase in marketable securities and other.............       (143)        255      (3,038)
                                                            ---------   ---------   ---------
     Total investing activities...........................   (107,400)   (148,031)   (163,489)
                                                            ---------   ---------   ---------
Financing activities:
  Net change in short-term borrowings.....................     25,154      37,820      51,023
  Additional long-term borrowings.........................      3,003       5,201     225,000
  Reduction in long-term borrowings.......................       (271)    (14,309)   (136,948)
  Debt prepayment premium and new debt issuance costs.....         --          --     (16,829)
  Repurchases of common stock.............................     (1,611)     (9,281)    (27,999)
  Cash dividends paid.....................................     (7,697)     (7,744)     (7,837)
  Proceeds from stock options.............................      7,649       4,541       4,793
  Other...................................................         --         102       2,984
                                                            ---------   ---------   ---------
     Total financing activities...........................     26,227      16,330      94,187
                                                            ---------   ---------   ---------
(Decrease) increase in cash and cash equivalents..........     (1,449)     (1,132)      9,084
Cash and cash equivalents:
  Beginning of year.......................................      8,636       9,768         684
                                                            ---------   ---------   ---------
  End of year.............................................  $   7,187   $   8,636   $   9,768
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

  Cash Equivalents, Securities, and Other Investments

     All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2000 and 1999, all of the Company's equity securities and fixed income securities (primarily those of a captive insurance subsidiary) are considered available-for-sale. The aggregate market value of such securities at December 31, 2000 and 1999 was: 2000 -- $16.4 million ($16.0 million amortized cost) and 1999 -- $14.5 million ($16.1 million amortized cost). The Company's other investments are accounted for by the equity method.

  Inventories

     Inventories are stated at the lower of cost or market, cost being determined principally by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated net proceeds from sales. The excess of the first-in, first-out (FIFO) value over the LIFO value at December 31, 2000 and 1999 was $31.6 million and $33.2 million, respectively.

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

  Revenue Recognition

     The Company generally recognizes revenue when products are shipped and services are rendered. The policy with respect to sales returns and allowances generally provides that a customer may not return products, or be given allowances, except at the Company's option. The aggregate provisions for estimated warranty costs (not significant in amount) are recorded at the time of sale and periodically adjusted to reflect actual experience.

  Research and Development

     Company-funded research and development costs are charged to operations as incurred and during the past three years were: 2000-$23.8 million, 1999-$21.6 million, and 1998-$23.4 million.

                                  AMETEK, INC.

  Earnings Per Share

     The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. Diluted earnings per share reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Weighted average shares:
  Basic..................................................  32,131    32,297    32,733
  Stock option and award plans...........................     403       628     1,008
                                                           ------    ------    ------
  Diluted................................................  32,534    32,925    33,741
                                                           ======    ======    ======

  Foreign Currency Translation

     Assets and liabilities of foreign operations are translated by using exchange rates in effect at the balance sheet date, and their results of operations are translated by using average exchange rates for the year. Certain transactions of the Company and its subsidiaries are made in currencies other than their functional currency. Gains and losses from those transactions are included in operating results for the year.

  Derivative Financial Instruments

     The Company makes limited use of derivative financial instruments to manage interest rate, foreign exchange, and forward contract exposure. The Company does not hold or trade in derivatives for speculative purposes. Interest rate swap and cap agreements are sometimes used to manage the interest rate characteristics of certain outstanding revolving credit loans to a more desirable fixed or variable rate basis, or to limit the Company's exposure to rising interest rates. These swaps and caps are matched with the underlying fixed or variable rate debt, and any periodic cash payments are accrued on a settlement basis and accounted for as adjustments to interest costs. No gains or losses are recorded. There were no interest rate swap or cap agreements in place during 2000. Foreign currency option contracts, foreign currency exchange contracts, and foreign currency swap agreements may be entered into to mitigate the translation exposure from investments in certain foreign subsidiaries. Realized and unrealized gains and losses from these instruments are recognized when the underlying hedged instrument is settled. Foreign currency forward contracts are entered into to from time-to-time to hedge specific firm commitments for certain export sales, thereby minimizing the Company's exposure to foreign currency fluctuation. These contracts are entered into for periods generally not to exceed one year. Unrealized gains and losses from these contracts are deferred and are recognized in operations as the related sales and purchases occur. Realized and unrealized changes in fair value of derivatives designated with items that no longer exist, or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item. There are no carrying amounts related to the above derivative financial instruments in the consolidated balance sheet and the Company had no significant derivatives outstanding at December 31, 2000 and 1999.

  Intangible Assets

     The excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis primarily over a 30 year period. The Company reviews the carrying value of intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such an event occurred, the Company would prepare projections of future cash flows for the applicable business. If such projections indicated that goodwill would not be recoverable, the Company's carrying value of such asset would be reduced by the estimated excess of such value over projected discounted cash flow. Patents are being

                                  AMETEK, INC.

amortized on a straight-line basis over their estimated useful lives of 9 to 17 years. Other acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of 5 to 30 years.

  Reclassifications

     Certain amounts appearing in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

2. NONRECURRING CHARGE

     Included in the 1998 results of operations is a pretax nonrecurring charge of $8.0 million ($4.8 million after-tax, or $0.14 per diluted share) incurred in the fourth quarter of 1998 for costs associated with initiatives the Company undertook to lower its cost structure. The initiatives included: the closure and consolidation of certain of the Company's Electromechanical Group's (EMG) motor plants in Europe ($2.7 million), the transition of some of EMG's U.S. motor production to a lower cost facility in Reynosa, Mexico ($1.5 million), selected workforce reductions, and other initiatives to maximize operating efficiencies, mostly within the Electronic Instruments Group (EIG) ($3.8 million). As of December 31, 2000, all actions under these initiatives were completed.

3. ACQUISITIONS

     In 2000, the Company made two acquisitions. In August 2000, the Company acquired the assets of certain businesses of Prestolite Electric Incorporated. The acquired businesses consist of Prestolite's Switch Division, its Industrial Battery Charger business, and its Direct-Current (DC) motor business, which are now a part of the Electromechanical Group. Additionally, in September 2000, the Company acquired the assets of Rochester Instrument Systems, a leading supplier for the electric power generation market, which is now a part of the Electronic Instruments Group. The aggregate purchase price paid for the 2000 acquisitions was $81 million in cash, subject to adjustment for finalization of the value of the net assets acquired.

     In 1999, the Company made four acquisitions, which operate as part of the Electronic Instruments Group. On January 4, 1999, the Company acquired all of the outstanding shares of National Controls Corporation, a leading U.S. manufacturer of electronic instruments and controls for food service equipment. On April 30, 1999, the Company acquired substantially all of the assets of Gulton-Statham Transducers, a leading manufacturer of high-accuracy electronic pressure transmitters and transducers for the aerospace and industrial markets, from Mark IV Industries, Inc. On July 30, 1999, the Company acquired Patriot Sensors and Controls Corporation, a leading manufacturer of position sensors, tank gauges and aviation transducers, from First Atlantic Capital, Ltd. These products are used in a wide range of industrial and aerospace applications. Finally, on December 2, 1999, the Company acquired Drexelbrook Engineering Company (Drexelbrook). Drexelbrook designs and manufactures point level and continuous level measurement and control devices and flow measurement instrumentation. These instruments are used in a variety of end markets, including chemical, petrochemical, pharmaceutical, food and beverage, pulp and paper, water and wastewater. The aggregate purchase price paid for the 1999 acquisitions was $147.5 million.

     In January 1998, the Company acquired Rotron, Inc., a manufacturer of electric motors, fans and motor-blowers, from EG&G Holdings, Inc. In April 1998, the Company acquired the Western Research business unit of BOVAR, Inc. Western Research is a manufacturer of gas analysis instrumentation for industrial process control and air emissions monitoring. In July 1998, the Company acquired the assets of Darmet Corporation, a manufacturer of specialty wire alloys for electrical and electronics-related applications. The aggregate purchase price of the 1998 acquisitions was $115.4 million in cash.

                                  AMETEK, INC.

     As of the closing dates, the Company also recorded liabilities for certain estimated future pension obligations, and for certain other personnel-related costs associated with the relocation and consolidation of certain operations of the acquired businesses.

     All of the above acquisitions were accounted for by the purchase method, and accordingly, the results of their operations are included in the Company's consolidated results from their respective dates of acquisition. The estimated goodwill acquired with these businesses is being amortized on a straight-line basis over thirty years.

     Had the 2000 acquisitions been made at the beginning of 1999, proforma net sales for 2000 and 1999 would have been $1,085.4 million and $1,022.3 million. Proforma net income and diluted earnings per share for 2000 or 1999 would not have been materially different than those reported.

4. OTHER BALANCE SHEET INFORMATION

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
INVENTORIES
  Finished goods and parts..................................  $ 22,879    $ 18,749
  Work in process...........................................    31,020      26,904
  Raw materials and purchased parts.........................    75,466      56,743
                                                              --------    --------
                                                              $129,365    $102,396
                                                              ========    ========
PROPERTY, PLANT AND EQUIPMENT, at cost
  Land......................................................  $  9,138    $  7,753
  Buildings.................................................   105,335     103,405
  Machinery and equipment...................................   414,048     405,622
                                                              --------    --------
                                                               528,521     516,780
  Less accumulated depreciation.............................  (314,566)   (297,209)
                                                              --------    --------
                                                              $213,955    $219,571
                                                              ========    ========
GOODWILL, at cost...........................................  $327,320    $266,377
Less accumulated amortization...............................   (27,841)    (18,073)
                                                              --------    --------
                                                              $299,479    $248,304
                                                              ========    ========
INVESTMENTS & OTHER ASSETS
Other intangibles, at cost:
  Patents...................................................  $ 21,448    $ 21,448
  Other acquired intangibles................................    47,513      47,513
  Less accumulated amortization.............................   (64,701)    (63,541)
                                                              --------    --------
                                                                 4,260       5,420
  Investments...............................................    15,727      16,035
  Other.....................................................    22,467      22,719
                                                              --------    --------
                                                              $ 42,454    $ 44,174
                                                              ========    ========

                                  AMETEK, INC.

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
ACCRUED LIABILITIES
  Accrued employee compensation and benefits................  $ 27,968    $ 26,412
  Other.....................................................    42,424      45,294
                                                              --------    --------
                                                              $ 70,392    $ 71,706
                                                              ========    ========

                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES
  RECEIVABLE
  Balance at beginning of year..............................  $3,994    $4,580    $3,932
  Additions charged to expense..............................     264        43       429
  Recoveries credited to allowance..........................      43       100        51
  Write-offs................................................    (157)   (1,119)      (85)
  Allowance acquired with new businesses....................     214       502       210
  Currency translation adjustment and other.................     (40)     (112)       43
                                                              ------    ------    ------
  Balance at end of year....................................  $4,318    $3,994    $4,580
                                                              ======    ======    ======

5. ACCOUNTS RECEIVABLE SALES

     On October 1, 1999, the Company entered into an accounts receivable sale agreement through a wholly-owned, special purpose subsidiary with a bank whereby it can sell to a third party up to $50 million of its trade accounts receivable. The Company's retained interest in the associated receivables, which represents its subordinated interest in the receivables sold to the special purpose subsidiary that have not subsequently been sold to the third party, is reflected as a component of accounts receivable in the Company's consolidated balance sheets. The balance of the retained interest was $29.6 million and $26.2 million at December 31, 2000 and 1999, respectively. Proceeds from the initial sale of accounts receivable in 1999 were used to reduce short-term borrowings outstanding under the Company's revolving bank credit agreement. The special purpose subsidiary uses collections on previously purchased interests to acquire additional interests in new eligible receivables from the Company. The Company remains responsible for servicing the underlying accounts receivable for which it receives an adequate service fee as compensation. The Company estimates the fair value of its retained interests by considering the present value of future cash flows from the retained interest and expected credit losses in both the pool of receivables making up the retained interest and the pool of receivables sold to the third party. Due to the short period of time over which cash flows from the retained interest are expected to be realized (based on an average collection cycle of 60 days), the cost basis of the underlying receivables approximates fair value, less an associated allowance for doubtful accounts. A hypothetical 10% or greater adverse change in either the discount rate used to calculate the present value of future cash flows or the collection cycle would not materially affect the fair value of the retained interest. During 2000, the Company sold to its special purpose subsidiary $541.7 million in net receivables throughout the year and made collections on these receivables, net of a servicing fee, of $537.3 million. Accounts receivable sold to third parties as of December 31, 2000 and 1999 were $45 million and $44 million, respectively. The costs associated with the sale of accounts receivable, which are included in interest expense, were $3 million in 2000 and $1 million in 1999.

                                  AMETEK, INC.

6. LONG-TERM DEBT

     At December 31, 2000 and 1999, long-term debt consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
7.20% Senior Notes due 2008.................................  $225,000    $225,000
Other, Principally Foreign..................................     9,938       6,872
                                                              --------    --------
                                                               234,938     231,872
Less: current portion.......................................    (1,322)       (116)
                                                              --------    --------
     Total long-term debt...................................  $233,616    $231,756
                                                              ========    ========

     Maturities of long-term debt outstanding at December 31, 2000 are as follows: $3.0 million in 2002; $2.2 million in 2003; $1.9 million in 2004; and $226.5 million in 2005 and thereafter. On July 17, 1998 the Company issued, through a private placement, $225 million principal amount of 7.20% Senior Notes due July 15, 2008. The Senior Notes were priced at a discount to yield of 7.241% to maturity.

     In connection with the early retirement of $136.2 million of senior notes in 1998, an extraordinary after-tax charge of $8.7 million, or $0.26 per diluted share, was recorded net of tax benefits totaling $5.1 million.

     At, December 31, 2000, the Company had a $195 million revolving Bank Credit Agreement that matures in 2002. Interest rates on outstanding loans under the Bank Credit Agreement are based on the London Interbank Offered Rate (LIBOR), plus a negotiated spread over LIBOR, or at the U.S. prime rate. At December 31, 2000, the Company had $114 million in revolving credit loans outstanding at a blended rate of 7.40%, all of which are included in short-term borrowings at year-end.

     The Bank Credit Agreement was amended in 1999, to change restrictions on allowable foreign debt, and the measurement of the pro forma effect of potential acquisitions in certain debt covenant compliance calculations. The Bank Credit Agreement places certain restrictions on cash payments, including the payment of dividends. At December 31, 2000, retained earnings of approximately $18.2 million were not subject to the dividend limitation.

     Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of approximately $37.7 million, of which $22.2 million was outstanding at December 31, 2000. The weighted average interest rate on total debt outstanding at December 31, 2000 was 7.31%. The Company also had outstanding letters of credit totaling $14.3 million at December 31, 2000.

7. STOCKHOLDERS' EQUITY

     In 2000, the Company repurchased 83,500 shares of its common stock, under its current share repurchase authorization at a total cost of $1.6 million. This compares with repurchases of 492,000 shares at a total cost of $9.3 million in 1999. At December 31, 2000, approximately $27 million of the current $50 million authorization was unexpended.

     The Company has a Shareholder Rights Plan, under which the Company's Board of Directors declared a dividend of one Right for each share of Company common stock owned. The Plan provides, under certain conditions involving acquisition of the Company's common stock, that holders of Rights, except for the acquiring entity, would be entitled to (i) to purchase shares of preferred stock at a specified exercise price, or (ii) to purchase shares of common stock of the Company, or the acquiring company, having a value of twice the Rights exercise price. The Rights under the Plan expire in 2007.

                                  AMETEK, INC.

8. STOCK OPTION AND AWARD PLANS

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

     Restricted stock awards of the Company's common stock are made to eligible employees and nonemployee directors at such cost to the recipient as the stock option committee of the Board of Directors may determine. Such shares are issued subject to certain conditions with respect to transfer and other restrictions as prescribed by the plan. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market price of the shares awarded over the price paid by the recipient at the date of grant, is charged to stockholders' equity and is included in treasury stock. Unearned compensation is amortized to expense over the periods until the restrictions lapse. In December 2000, the Company awarded 150,000 shares of restricted stock. The expense related to the restricted stock award was immaterial in 2000. The Company did not grant any restricted stock in 1999 or 1998.

     In 2000, the Company reserved 14,600 shares, net of share adjustments for terminations, under a Supplemental Executive Retirement Plan ("SERP"), bringing the total number of shares reserved to 94,100 shares. Charges to expense under the SERP are considered pension expense (see Note 11), with the offsetting credit reflected in stockholders' equity.

     At December 31, 2000, 4,259,584 (4,842,758 in 1999) shares of common stock were reserved for issuance, (including stock options outstanding), under the 1999 and 1997 plans. The options are exercisable at prices not less than market prices on dates of grant, and in installments over four-to-ten-year-periods from dates of grant. The Company had no stock appreciation rights outstanding at December 31, 2000 or 1999. Stock appreciation rights, when issued, are exercisable for cash and/or shares of the Company's common stock when the related option is exercised. A charge to income, not significant in amount, is made for these rights and certain related options.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                              2000                          1999                          1998
                                   ---------------------------   ---------------------------   ---------------------------
                                                    PRICE                         PRICE                         PRICE
                                    SHARES          RANGE         SHARES          RANGE         SHARES          RANGE
                                   ---------   ---------------   ---------   ---------------   ---------   ---------------
Outstanding at beginning of
  year...........................  2,907,991   $10.92 - $30.34   2,687,031   $10.92 - $30.34   2,601,564   $ 9.73 - $23.78
Granted..........................    566,150   $19.94 - $24.44     717,400   $18.78 - $24.84     593,600   $25.69 - $30.34
Exercised........................   (433,174)  $10.92 - $20.00    (377,260)  $11.60 - $22.00    (417,653)  $ 9.73 - $18.10
Canceled.........................    (84,372)  $14.15 - $30.34    (119,180)  $14.15 - $30.34     (90,480)  $11.60 - $28.63
                                   ---------   ---------------   ---------   ---------------   ---------   ---------------
Outstanding at end of year.......  2,956,595   $11.60 - $30.34   2,907,991   $10.92 - $30.34   2,687,031   $10.92 - $30.34
                                   =========   ===============   =========   ===============   =========   ===============
Exercisable at end of year.......  1,634,903   $11.60 - $30.34   1,628,799   $10.92 - $30.34   1,570,966   $10.92 - $23.78
                                   =========   ===============   =========   ===============   =========   ===============

                                  AMETEK, INC.

     The following table summarizes information pertaining to the Company's stock options outstanding at December 31, 2000:

                                           WEIGHTED
                               WEIGHTED     AVERAGE                   WEIGHTED
   RANGE OF                    AVERAGE     REMAINING                  AVERAGE
   EXERCISE        OPTIONS     EXERCISE   CONTRACTUAL     OPTIONS     EXERCISE
    PRICES       OUTSTANDING    PRICE        LIFE       EXERCISABLE    PRICE
---------------  -----------   --------   -----------   -----------   --------
$11.60 - $18.20   1,222,645     $13.90        3.8        1,215,133     $13.87
$18.21 - $24.27     997,600     $20.26        5.8          131,050     $20.48
$24.28 - $30.34     736,350     $27.97        4.9          288,720     $28.88
                  ---------     ------        ---        ---------     ------
                  2,956,595     $19.55        4.7        1,634,903     $17.05
                  =========     ======        ===        =========     ======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had compensation expense for such plans been determined in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" pro forma net income and related per share amounts for the years ended December 31, 2000, 1999, and 1998 would have been as follows:

                                                           2000          1999          1998
                                                        ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income:
  As reported.........................................   $68,532       $60,768       $41,739
  Pro forma...........................................    66,452        58,838        40,120
Net income per share:
  Basic:
     As reported......................................   $  2.13       $  1.88       $  1.28
     Pro forma........................................      2.07          1.82          1.23
  Diluted:
     As reported......................................      2.11          1.85          1.24
     Pro forma........................................      2.07          1.82          1.23

     The weighted average fair value of each option grant on the grant date was $7.18 for 2000, $6.65 for 1999, and $8.41 for 1998. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the last three years.

                                                              2000    1999    1998
                                                              ----    ----    ----
Expected life (years).......................................   5.0     5.0     5.0
Expected volatility.........................................  30.8%   28.0%   24.5%
Dividend yield..............................................   1.2%    1.2%    0.8%
Risk-free interest rate.....................................  6.61%   5.58%   4.79%

9. LEASES

     Minimum aggregate rental commitments under noncancelable leases in effect at December 31, 2000 (principally for production and administrative facilities and equipment) amounted to $19.1 million consisting of annual payments of $4.7 million in 2001, $3.2 million in 2002, $2.5 million in 2003, $2.0 million in 2004, $1.4 million in 2005 and $5.3 million in 2006 and thereafter. Rental expense was $8.1 million in 2000, $6.9 million in 1999 and $6.7 million in 1998.

                                  AMETEK, INC.

10. INCOME TAXES

     The components of income before income taxes and the details of the provision for income taxes are as follows:

                                                                2000       1999       1998
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
Income before income taxes:
  Domestic..................................................  $ 97,302    $85,797    $69,072
  Foreign...................................................     8,836      8,664      8,286
                                                              --------    -------    -------
     Total..................................................  $106,138    $94,461    $77,358
                                                              ========    =======    =======
Provision for income taxes:
  Current:
     Federal................................................  $ 26,995    $26,421    $23,965
     Foreign................................................     2,390      5,899      2,335
     State..................................................     1,541       (136)     3,849
                                                              --------    -------    -------
       Total current........................................    30,926     32,184     30,149
                                                              --------    -------    -------
Deferred:
  Federal...................................................     4,733      2,477     (2,148)
  Foreign...................................................     1,230     (1,541)      (807)
  State.....................................................       717        573       (285)
                                                              --------    -------    -------
       Total deferred.......................................     6,680      1,509     (3,240)
                                                              --------    -------    -------
       Total provision......................................  $ 37,606    $33,693    $26,909
                                                              ========    =======    =======

     Significant components of the Company's deferred tax (asset) liability as of December 31 are as follows:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Current deferred tax asset:
  Reserves not currently deductible.........................  $ (7,101)   $ (7,587)
  Other.....................................................    (3,415)     (4,414)
                                                              --------    --------
     Net current deferred tax asset.........................   (10,516)    (12,001)
                                                              --------    --------
Noncurrent deferred tax (asset) liability:
  Differences in basis of property and accelerated
     depreciation...........................................    18,709      15,774
  Purchased tax benefits....................................     5,434       7,102
  Reserves not currently deductible.........................    (5,737)     (8,518)
  Other.....................................................    14,760      13,423
                                                              --------    --------
     Noncurrent deferred tax liability......................    33,166      27,781
                                                              --------    --------
     Net deferred tax liability.............................  $ 22,650    $ 15,780
                                                              ========    ========

                                  AMETEK, INC.

     The effective rate of the provision for income taxes reconciles to the statutory rate as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory rate..............................................  35.0%   35.0%   35.0%
State income taxes, net of federal income tax benefit(a)....   1.4     0.3     3.0
Foreign Sales Corporation (FSC) tax credit..................  (3.3)   (3.0)   (3.7)
Differences between U.S. and foreign tax rates..............   1.0     1.8     1.6
Goodwill amortization.......................................   2.2     1.9     1.4
Other(b)....................................................  (0.9)   (0.3)   (2.5)
                                                              ----    ----    ----
                                                              35.4%   35.7%   34.8%
                                                              ====    ====    ====

---------------
(a) Years 2000 and 1999 include the reversal of certain prior years' excess state income tax accruals.

(b) Years 1998 includes favorable foreign tax adjustments relating to prior years.

     At December 31, 2000, the Company had available net operating loss carryforwards of approximately $8.1 million to offset future taxable income. The carryforwards, from a subsidiary acquired in 1999, will expire in 2005 through 2019.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $50.8 million at December 31, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. deferred taxes has been made. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable.

11. RETIREMENT AND PENSION PLANS

     The Company maintains noncontributory defined benefit pension plans. Benefits for eligible U.S. salaried and hourly employees are funded through trusts established in conjunction with the plans. The Company's funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits in accordance with the funding requirements of federal law and regulations. Assets of these plans are invested in a variety of equity and debt instruments and in pooled temporary funds, as well as the Company's common stock, the investment in which is not material to total plan assets.

     The Company's retirement and savings plan has a defined contribution retirement feature principally to cover U.S. salaried employees joining the Company after December 31, 1996. Under this retirement feature, the Company makes contributions for eligible employees based on a pre-established percentage of the covered employee's salary. Employees of certain of the Company's foreign operations participate in various local plans that in the aggregate are not significant.

     Effective May 1, 1999, the Company adopted a savings plan for its acquired businesses for the benefit of eligible employees. Company contributions are made for each participant up to a specified percentage, not to exceed 6% of the participant's base compensation.

     The Company has nonqualified unfunded retirement plans for its Directors and certain retired employees. It also provides supplemental retirement benefits, through contractual arrangements and/or a SERP covering certain current and former employees of the Company. These supplemental benefits are designed to compensate the employee for retirement benefits the executive would have been provided under the Company's primary retirement plan, except for statutory limitations on compensation that may be taken into account under those plans. The projected benefit obligations of the SERP and the contracts will primarily be

                                  AMETEK, INC.

funded by a grant of shares of the Company's common stock upon retirement or termination of the employee. The Company is providing for these obligations by charges to earnings over the applicable periods.

     The following table provides a reconciliation of the changes in benefit obligations and fair value of plan assets for the defined benefit plans for 2000 and 1999:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Change in benefit obligation
Net benefit obligation at beginning of period...............  $253,672    $263,008
Service cost................................................     4,918       5,810
Interest cost...............................................    19,410      18,279
Plan amendments.............................................     1,241         650
Actuarial gain..............................................    (4,429)    (18,273)
Benefits paid...............................................   (16,644)    (15,802)
                                                              --------    --------
  Net benefit obligation at end of period...................  $258,168    $253,672
                                                              ========    ========
Change in plan assets
Fair value of plan assets at beginning of period............  $291,158    $265,681
Actual return on plan assets................................    38,162      40,587
Employer contributions......................................     1,296         692
Benefits paid...............................................   (16,644)    (15,802)
                                                              --------    --------
  Fair value of plan assets at end of period................  $313,972    $291,158
                                                              ========    ========

     The following table provides aggregate information for pension plans with accumulated benefits in excess of plan assets:

                                                               2000      1999
                                                              ------    ------
                                                               (IN THOUSANDS)
Projected benefit obligation................................  $4,071    $7,961
Accumulated benefit obligation..............................   4,071     7,961
Fair value of plan assets...................................     -0-     3,633

                                  AMETEK, INC.

     The following table provides the amounts recognized in the consolidated balance sheets at December 31, 2000 and 1999:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Funded status asset (liability)
Funded status at December 31................................  $ 55,805    $ 37,486
Unrecognized net actuarial gain.............................   (40,942)    (24,659)
Unrecognized prior service cost.............................     3,611       3,082
Unrecognized net transition asset...........................      (908)     (1,490)
                                                              --------    --------
  Net amount recognized at December 31......................  $ 17,566    $ 14,419
                                                              ========    ========
Balance sheet asset (liability)
Prepaid benefit cost........................................  $ 22,402    $ 20,682
Accrued benefit liability...................................    (4,836)     (6,263)
Additional minimum liability................................      (397)       (919)
Intangible asset............................................       137         489
Accumulated other comprehensive income (before deferred tax
  benefit)..................................................       260         430
                                                              --------    --------
  Net amount recognized at December 31......................  $ 17,566    $ 14,419
                                                              ========    ========

     The following table provides the components of net periodic benefit cost charged to income for the three years ended December 31, 2000:

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Defined benefit plans:
  Service cost for benefits earned during the period.......  $  4,918    $  5,810    $  6,498
  Interest cost on projected benefit obligation............    19,410      18,278      17,732
  Expected return on plan assets...........................   (26,192)    (23,875)    (24,288)
  Net amortization.........................................       (45)        323         233
                                                             --------    --------    --------
     Net pension (income) cost.............................    (1,909)        536         175
Other plans:
  Defined contribution plans...............................     1,960       2,439       1,747
  Supplemental retirement plans............................       517         312         301
  Foreign plans and other..................................       801         728       1,234
                                                             --------    --------    --------
     Total other plans.....................................     3,278       3,479       3,282
                                                             --------    --------    --------
       Net pension cost....................................  $  1,369    $  4,015    $  3,457
                                                             ========    ========    ========

     Assumptions used in accounting for the defined benefit plans as of December 31 of each year (based on a measurement date of October 1) were:

                                                              2000    1999    1998
                                                              ----    ----    ----
Discount rate used in determining present values............  8.00%   7.75%   7.00%
Annual rate of increase in future compensation levels.......  4.75%   4.75%   4.25%
Expected long-term rate of return on plan assets............  9.25%   9.25%   9.25%

     Effective October 1, 1999, the Company adopted a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus

                                  AMETEK, INC.

compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest bearing fund, benefits from which are payable out of the general assets of the Company, or (b) a fund which invest in shares of the Company's common stock on behalf of the employee. The amount deferred under the plan at December 31, 2000 is not significant. Initial employee deferrals began January 1, 2000. Administrative expense for the plan is borne by the Company and is not significant.

     The Company provides limited postretirement benefits other than pensions for certain retirees and a small number of employees. Benefits under these arrangements are not significant. The Company also provides limited postemployment benefits for certain former or inactive employees after employment but before retirement. Those benefits, which are not significant in amount, are accounted for on the accrual basis of accounting.

12. FINANCIAL INSTRUMENTS

     The Company makes limited use of derivative financial instruments, and does not use them for trading purposes. Such instruments are generally used to manage well-defined interest rate risks and to hedge firm commitments related to certain export sales denominated in a foreign currency.

     Interest rate swap and cap agreements are used to reduce the potential impact of increases in interest rates on the Company's borrowings. Accordingly, the Company may enter into these agreements to effectively convert floating-rate loans to fixed-rate loans and to cap certain interest rates that are indexed to LIBOR rates to reduce the risk from rising interest rates. In 2000, the Company did not enter into any such agreements and none are outstanding at December 31, 2000.

     Cross currency and interest rate agreements may be used to hedge a portion of the Company's net investment in certain foreign subsidiaries. At December 31, 2000 and 1999, the Company was party to one such agreement, whereby the Company agreed to swap British pounds for an equivalent amount of U.S. dollars totaling $3.8 million. The agreement provides for the Company to make a fixed interest rate payment while receiving interest at floating rates. The currency swap agreement was renewed on its August 1999 termination date and now terminates in August 2001. The fair value of this agreement at December 31, 2000 and 1999 was not significant.

     Forward currency contracts may be entered into from time-to-time to hedge certain firm export sales commitments denominated in foreign currencies. The purpose of such hedging activities is to protect the Company from the risk that the eventual net cash dollar inflows and outflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. At December 31, 2000 and 1999, the Company was not party to any forward currency contracts. The terms of the currency contracts are linked to the firm commitment and generally do not exceed one year. Deferred gains and losses on such contracts, which are not significant, are recognized in operations as the related sales and purchases occurred.

     The estimated fair values of the Company's other financial instruments are compared below to the recorded amounts at December 31, 2000 and 1999. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 2000 and 1999 in the accompanying balance sheet.

                                                             ASSET (LIABILITY)
                                              ------------------------------------------------
                                                DECEMBER 31, 2000         DECEMBER 31, 1999
                                              ----------------------    ----------------------
                                              RECORDED       FAIR       RECORDED       FAIR
                                               AMOUNT        VALUE       AMOUNT        VALUE
                                              ---------    ---------    ---------    ---------
                                                               (IN THOUSANDS)
Fixed income and equity investments.........  $  15,703    $  15,703    $  16,035    $  16,035
Short-term borrowings.......................  $(126,279)   $(126,279)   $ (99,558)   $ (99,558)
Long-term debt (including current
  portion)..................................  $(234,938)   $(220,669)   $(231,872)   $(206,391)

                                  AMETEK, INC.

     The fair values of fixed income investments are based on quoted market prices. The fair value of equity investments are based on amounts reported by the investee. The fair value of short-term borrowings is based on the carrying value at year-end. The fair value of the Company's long-term debt, which consists primarily of publicly traded notes, is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities. The fair value of the currency swap agreement, which is not reflected in the financial statements, is based on quoted market prices for comparable instruments and is not significant.

13. ADDITIONAL INCOME STATEMENT AND CASH FLOW INFORMATION

     Included in other income is interest and other investment income of $1.5 million, $2.6 million, and $4.6 million for 2000, 1999, and 1998, respectively. Income taxes paid in 2000, 1999, and 1998 were $33.6 million, $29.0 million, and $25.6 million, respectively. Cash paid for interest was $30.2 million and $24.3 million in 2000 and 1999, respectively. Cash paid for interest in 1998 was $26.3 million, and included $6.6 million for unamortized debt issuance costs related to the Company's 7.20% Senior Notes due 2008. These unamortized costs are included as other assets and are being amortized to interest expense over the life of the 7.20% Senior Notes.

14. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

  Descriptive Information About Reportable Segments

     The Company has two reportable segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

     The Electronic Instruments Group produces instrumentation for various electronic applications that service certain types of transportation industries, including aircraft cockpit instruments and displays, airborne electronics systems that monitor and record flight and engine data, and pressure-temperature-flow and liquid-level sensors for commercial airlines and aircraft and jet engine manufacturers. The Group also produces instruments and complete instrument panels for heavy truck manufacturers and heavy construction and agricultural vehicles, as well as instruments for foodservice equipment, and measurement and monitoring instrumentation for various process industries. To a lesser degree, the Group also manufactures high-temperature-resistant and corrosion-resistant materials, as well as thermoplastic compounds for automotive, appliance, and telecommunications applications.

     The Electromechanical Group produces air-moving electric motors and motor-blower systems for manufacturers of floor-care appliances and outdoor power equipment, fractional horsepower and brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. The Group also produces high-purity metal powders and alloys in powder, strip, and wire form for electronic components, aircraft and automotive products. Sales of electric motors, blowers, and fans represented 42.2% in 2000, 43.8% in 1999, and 47.8% in 1998 of the Company's consolidated net sales.

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

                                  AMETEK, INC.

REPORTABLE SEGMENT FINANCIAL INFORMATION

                                                       2000         1999        1998
                                                    ----------    --------    --------
                                                              (IN THOUSANDS)
Net sales:
  Electronic Instruments..........................  $  509,504    $451,072    $414,202
  Electromechanical...............................     515,156     473,725     513,272
                                                    ----------    --------    --------
     Total Consolidated...........................  $1,024,660    $924,797    $927,474
                                                    ==========    ========    ========
Operating income and income before income
  taxes:(1)
  Operating income:
     Electronic Instruments.......................  $   78,771    $ 69,965    $ 55,703
     Electromechanical............................      77,560      67,575      62,511
                                                    ----------    --------    --------
       Total segments operating income............     156,331     137,540     118,214
     Corporate administrative and other
       expenses...................................     (20,441)    (18,743)    (21,778)
                                                    ----------    --------    --------
  Consolidated operating income...................     135,890     118,797      96,436
  Interest and other expenses, net................     (29,752)    (24,336)    (19,078)
                                                    ----------    --------    --------
  Consolidated income before income taxes.........  $  106,138    $ 94,461    $ 77,358
                                                    ==========    ========    ========
Assets:
  Electronic Instruments..........................  $  426,317    $386,309    $244,509
  Electromechanical...............................     387,983     332,493     375,985
                                                    ----------    --------    --------
       Total segments.............................     814,300     718,802     620,494
  Corporate.......................................      44,688      49,348      79,331
                                                    ----------    --------    --------
       Total Consolidated.........................  $  858,988    $768,150    $699,825
                                                    ==========    ========    ========
Additions to property, plant and equipment:(2)
  Electronic Instruments..........................  $   10,883    $ 29,323    $ 11,580
  Electromechanical...............................      19,292      17,531      40,198
                                                    ----------    --------    --------
       Total segments.............................      30,175      46,854      51,778
  Corporate.......................................       3,557       2,398       3,634
                                                    ----------    --------    --------
       Total Consolidated.........................  $   33,732    $ 49,252    $ 55,412
                                                    ==========    ========    ========
Depreciation and amortization:
  Electronic Instruments..........................  $   18,939    $ 16,132    $ 15,188
  Electromechanical...............................      24,028      22,980      22,761
                                                    ----------    --------    --------
       Total segments.............................      42,967      39,112      37,949
  Corporate.......................................         290         512         420
                                                    ----------    --------    --------
       Total Consolidated.........................  $   43,257    $ 39,624    $ 38,369
                                                    ==========    ========    ========

---------------
(1) Amounts in 1998 include a non-recurring charge for cost reduction initiatives totaling $8.0 million pretax, consisting of $2.3 million in the Electronic Instruments segment, $5.2 million in the Electromechanical segment, and $0.5 million in Corporate.

(2) Includes $4.2 million in 2000, $18.9 million in 1999, and $5.6 million in 1998 from acquired businesses.

                                  AMETEK, INC.

  Geographic Areas

     Information about the Company's operations in different geographic areas for the years ended December 31, 2000, 1999, and 1998 is shown below. Net sales were attributed to geographic areas based on the location of the customer, accordingly, U.S. export sales are reported in international sales.

                                                       2000         1999        1998
                                                    ----------    --------    --------
                                                              (IN THOUSANDS)
Net sales:
  United States...................................  $  699,713    $622,832    $582,494
                                                    ----------    --------    --------
  International(a):
     European Union countries.....................     118,934     123,116     147,300
     Asia.........................................      68,409      57,451      60,693
     Other foreign countries......................     137,604     121,398     136,987
                                                    ----------    --------    --------
       Total international........................     324,947     301,965     344,980
                                                    ----------    --------    --------
       Total Consolidated.........................  $1,024,660    $924,797    $927,474
                                                    ==========    ========    ========

Long-lived assets from continuing operations:
  United States...................................  $  443,417    $390,749    $283,161
                                                    ----------    --------    --------
  International(b):
     European Union countries.....................      53,229      65,111      72,081
     Asia.........................................       4,710       4,424       4,675
     Other foreign countries......................      20,827      19,811      17,791
                                                    ----------    --------    --------
       Total international........................      78,766      89,346      94,547
                                                    ----------    --------    --------
       Total Consolidated.........................  $  522,183    $480,095    $377,708
                                                    ==========    ========    ========

---------------
(a) Includes U.S. export sales of $179.1 million in 2000, $158.5 million in 1999, and $162.6 million in 1998.

(b) Represents long-lived assets of foreign-based operations only.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      FIRST          SECOND         THIRD          FOURTH          TOTAL
                                     QUARTER        QUARTER        QUARTER        QUARTER           YEAR
                                     --------       --------       --------       --------       ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Net sales..........................  $255,812       $255,504       $255,098       $258,246       $1,024,660
Operating income...................  $ 33,887       $ 33,770       $ 34,106       $ 34,127       $  135,890
Net income.........................  $ 16,754       $ 17,223       $ 17,318       $ 17,237       $   68,532
Basic earnings per share:(a)
  Net income.......................  $   0.52       $   0.54       $   0.54       $   0.53       $     2.13
Diluted earnings per share:(a)
  Net income.......................  $   0.52       $   0.53       $   0.53       $   0.53       $     2.11
Dividends paid per share...........  $   0.06       $   0.06       $   0.06       $   0.06       $     0.24
Common stock trading range:(b)
  High.............................        22 1/8         21 9/16        22 7/8         26 15/16         26 15/16
  Low..............................        15 1/2         17 1/2         18 1/2         20               15 1/2

                                  AMETEK, INC.

                                      FIRST          SECOND         THIRD          FOURTH          TOTAL
                                     QUARTER        QUARTER        QUARTER        QUARTER           YEAR
                                     --------       --------       --------       --------       ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Net sales..........................  $230,878       $231,640       $226,258       $236,021       $  924,797
Operating income...................  $ 29,149       $ 29,584       $ 30,518       $ 29,546       $  118,797
Net income.........................  $ 14,596       $ 15,564       $ 15,594       $ 15,014       $   60,768
Basic earnings per share:(a)
  Net income.......................  $   0.45       $   0.48       $   0.48       $   0.47       $     1.88
Diluted earnings per share:(a)
  Net income.......................  $   0.45       $   0.47       $   0.47       $   0.46       $     1.85
Dividends paid per share...........  $   0.06       $   0.06       $   0.06       $   0.06       $     0.24
Common stock trading range:(b)
  High.............................        23 1/16        25 3/4         24 5/8         20 1/2           25 3/4
  Low..............................        16 1/2         17 1/2         19 1/4         18               16 1/2

---------------
 (a) The sum of quarterly earnings per share may not equal total year earnings per share due to the effect of the Company's purchasing shares of its outstanding common stock.

(b) Trading ranges are based on the New York Stock Exchange composite tape.

16. NEW ACCOUNTING PRONOUNCEMENTS

     In the fourth quarter of 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". The SAB summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The adoption of the Bulletin did not have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

     In September, 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities -- A Replacement of FASB Statement 125". The Statement requires extensive disclosures about securitizations entered into during the period and retained interests in securitized financial assets at the balance sheet date, accounting policies, sensitivity information relating to retained interests, and cash flows distributed to the transferor. The accounting requirements of Statement 140 are effective for transfers occurring after March 31, 2001. However, the expanded disclosures about securitizations and collateral are effective for fiscal years ending after December 15, 2000. The Company is continuing to study the future impact of adopting the accounting changes of this Statement. The Company adopted the disclosure requirement by the Statement, for fiscal year 2000, which are included in footnote 5 of the financial statements.

     On July 1, 2000, the Company adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". The Interpretation provides guidance on the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees". The adoption of this Interpretation did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires recognition of all derivative instruments measured at fair value in the statement of financial position. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB approved a one-year delay in the effective date of this Statement until January 2001.

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

     The provisions of SFAS 133 and related amendments and interpretations became effective for the Company beginning January 1, 2001, including the interim periods of that year. Based on the Company's limited use of derivative financial instruments, adoption of these Statements did not have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers of the Company, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the fiscal year ended December 31, 2000, under the captions "Election of Directors," "Executive Officers," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEMS 11, 12, AND 13

     The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2000, under the headings "Executive Compensation," "Stock Ownership," and "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits filed.

          1. and 2.

          Financial statements and schedules are shown in the index on page 22 of this report.

          3. Exhibits

          Exhibits are shown in the index on pages 48-53 of this report.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AMETEK, INC.

                                          By /s/ FRANK S. HERMANCE
                                            ------------------------------------
                                            FRANK S. HERMANCE, CHAIRMAN OF THE
                                             BOARD,
                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR

Dated: March 14, 2001

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                      TITLE                    DATE
                     ---------                                      -----                    ----
               /s/ FRANK S. HERMANCE                   Chairman of the Board, Chief     March 14, 2001
---------------------------------------------------      Executive Officer and
                 FRANK S. HERMANCE                       Director (Principal Executive
                                                         Officer)

               /s/ JOHN J. MOLINELLI                   Executive Vice President --      March 14, 2001
---------------------------------------------------      Chief Financial Officer
                 JOHN J. MOLINELLI                       (Principal Financial Officer)

             /s/ ROBERT R. MANDOS, JR.                 Vice President & Comptroller     March 14, 2001
---------------------------------------------------      (Principal Accounting
               ROBERT R. MANDOS, JR.                     Officer)

                 /s/ LEWIS G. COLE                     Director                         March 14, 2001
---------------------------------------------------
                   LEWIS G. COLE

            /s/ HELMUT N. FRIEDLAENDER                 Director                         March 14, 2001
---------------------------------------------------
              HELMUT N. FRIEDLAENDER

               /s/ SHELDON S. GORDON                   Director                         March 14, 2001
---------------------------------------------------
                 SHELDON S. GORDON

               /s/ CHARLES D. KLEIN                    Director                         March 14, 2001
---------------------------------------------------
                 CHARLES D. KLEIN

                /s/ JAMES R. MALONE                    Director                         March 14, 2001
---------------------------------------------------
                  JAMES R. MALONE

              /s/ DAVID P. STEINMANN                   Director                         March 14, 2001
---------------------------------------------------
                DAVID P. STEINMANN

              /s/ ELIZABETH R. VARET                   Director                         March 14, 2001
---------------------------------------------------
                ELIZABETH R. VARET

                               INDEX TO EXHIBITS

                                 ITEM 14(a)(3)

                                                                                             FILED WITH
EXHIBIT                                                                                      ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO   SUBMISSION
-------                  -----------                   -----------------------------------   ----------
 2.1      Amended and Restated Agreement and Plan of  Exhibit 2 to Form 8-K dated August 7,
          Merger and Reorganization, dated as of      1997, SEC File No. 1-12981.
          February 5, 1997, by and among Culligan
          Water Technologies, Inc. ("Culligan"),
          Culligan Water Company, Inc. ("Culligan
          Merger Sub"), AMETEK, Inc. ("AMETEK") and
          AMETEK Aerospace Products, Inc. ("AMETEK
          Aerospace"), incorporated by reference to
          Appendix A to the Joint Proxy Statement/
          Prospectus included in Culligan's
          Registration Statement on Form S-4
          (Commission File No. 333-26953).
 2.2      Amended and Restated Contribution and       Appendix B to Preliminary Proxy
          Distribution Agreement, dated as of         Statement dated May 12, 1997, SEC
          February 5, 1997, by and between AMETEK     File No. 1-168.
          and AMETEK Aerospace.
 2.3      Form of Tax Allocation Agreement among      Appendix D to Preliminary Proxy
          AMETEK, AMETEK Aerospace and Culligan.      Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
 2.4      Form of Transition Services Agreement by    Appendix B to Preliminary Proxy
          and between Culligan Merger Sub and AMETEK  Statement dated May 12, 1997, SEC
          Aerospace.                                  File No. 1-168.
 2.5      Form of Indemnification Agreement among     Appendix B to Preliminary Proxy
          AMETEK, Culligan and AMETEK Aerospace.      Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
 2.6      Form of Trademark Agreement between AMETEK  Appendix B to Preliminary Proxy
          and AMETEK Aerospace.                       Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
 3.1      Amended and Restated Certificate of         Exhibit 3.1 to Form 8-K dated August
          Incorporation of the Company.               7, 1997, SEC File No. 1-12981.
 3.2      By-laws of the Company as amended to and    Exhibit 3.2 to 1998 Form 10-K, SEC
          including November 18, 1998.                File No. 1-12981.
 4.1      Rights Agreement, dated as of June 2,       Exhibit 4.1 to Form 8-K dated August
          1997, between the Company and American      7, 1997, SEC File No. 1-12981.
          Stock Transfer & Trust Company.
 4.2      Amendment No. 1 to Rights Agreement dated   Exhibit 4 to Form 10-Q dated March
          as of May 11, 1999, between AMETEK, Inc.    31, 1999, SEC File No. 1-12981.
          and American Stock Transfer & Trust
          Company.
 4.3      Indenture, dated as of July 17, 1998,       Exhibit 4.1 to Form 10-Q dated June
          between AMETEK, Inc., as Issuer, and Chase  30, 1998, SEC File No. 1-12981.
          Manhattan Trust Company, National
          Association, as Trustee relating to the
          Notes, dated July 17, 1998.

                                                                                             FILED WITH
EXHIBIT                                                                                      ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO   SUBMISSION
-------                  -----------                   -----------------------------------   ----------
 4.4      Purchase Agreement between AMETEK, Inc.     Exhibit 4.3 to Form S-4 dated August
          and Salomon Brothers Inc., BancAmerica      11, 1998, SEC File No. 1-12981.
          Robertson Stephens and BT Alex. Brown
          Incorporated, as initial purchasers, dated
          July 14, 1998.
10.1      AMETEK, Inc. Retirement Plan for            Exhibit 10.8 to 1997 Form 10-K, SEC
          Directors, as amended and restated to       File No. 1-12981.
          October 13, 1997.*
10.2      AMETEK, Inc. Death Benefit Program for      Exhibit (10)(y) to 1987 Form 10-K,
          Directors, pursuant to which the Company    SEC File No. 1-168.
          has entered into agreements, restated
          January 1, 1987, with certain directors
          and one former director of the Company
          (the "Directors Program").*
10.3      Amendment No. 1 to the Directors Program.*  Exhibit (10)(z) to 1987 Form 10-K,
                                                      SEC File No. 1-168.
10.4      The AMETEK Savings and Investment Plan, as  Exhibit 10.39 to 1996 Form 10-K, SEC
          restated and amended to January 1, 1997     File No. 1-168.
          (the "Savings Plan").*
10.5      Amendment No. 1 to the Savings Plan.*       Exhibit 10.12 to 1997 Form 10-K, SEC
                                                      File No. 1-12981.
10.6      Amendment No. 2 to the Savings Plan.*       Exhibit 10.13 to 1997 Form 10-K, SEC
                                                      File No. 1-12981.
10.7      Amendment No. 3 to the Savings Plan.*       Exhibit 10.14 to 1997 Form 10-K, SEC
                                                      File No. 1-12981.
10.8      Amendment No. 4 to the Savings Plan.*       Exhibit 10.8 to 1998 Form 10-K, SEC
                                                      File No. 1-12981.
10.9      Amendment No. 5 to the Savings Plan.*       Exhibit 10.9 to 1998 Form 10-K, SEC
                                                      File No. 1-12981.
10.10     Amendment No. 6 to the Savings Plan.*       Exhibit 10.10 to 1998 Form 10-K, SEC
                                                      File No. 1-12981.
10.11     Amendment No. 7 to the Savings Plan.*       Exhibit 10.11 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.12     Amendment No. 8 to the Savings Plan.*       Exhibit 10.12 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.13     Amendment No. 9 to the Savings Plan.*       Exhibit 10.13 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.14     Amendment No. 10 to the Savings Plan.*      Exhibit 10.14 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.15     Amendment No. 11 to the Savings Plan.*      Exhibit 10.3 to Form 10-Q dated June
                                                      30, 2000, SEC File No. 1-12981.
10.16     Amendment No. 12 to the Savings Plan.*      Exhibit 10.4 to Form 10-Q dated June
                                                      30, 2000, SEC File No. 1-12981.
10.17     Amendment No. 13 to the Savings Plan.*                                                 X

                                                                                             FILED WITH
EXHIBIT                                                                                      ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO   SUBMISSION
-------                  -----------                   -----------------------------------   ----------
10.18     Reorganization and Distribution Agreement   Exhibit (2) to Form 8-K dated
          by and between the Company and Ketema,      November 30, 1988, SEC File No.
          Inc. (the "Reorganization and Distribution  1-168.
          Agreement").
10.19     Agreements between the Company and Ketema,  Exhibit 10.56 to 1991 Form 10-K, SEC
          Inc. amending certain provisions of the     File No. 1-168.
          Reorganization and Distribution Agreement.
10.20     Benefits Agreement by and between the       Exhibit (10)(ss) to 1988 Form 10-K,
          Company and Ketema, Inc.                    SEC File No. 1-168.
10.21     Tax Agreement by and between the Company    Exhibit (10)(tt) to 1988 Form 10-K,
          and Ketema, Inc.                            SEC File No. 1-168.
10.22     Support Services Agreement by and between   Exhibit (10)(uu) to 1988 Form 10-K,
          the Company and Ketema, Inc.                SEC File No. 1-168.
10.23     Form of Severance Benefit Agreement         Exhibit (10)(ww) to 1989 Form 10-K,
          between the Company and certain executives  SEC File No. 1-168.
          of the Company.*
10.24     Form of Supplemental Retirement Benefit     Exhibit 10.61 to 1991 Form 10-K, SEC
          Agreement between the Company and certain   File No. 1-168.
          executives of the Company, dated as of May
          21, 1991.*
10.25     Supplemental Senior Executive Death         Exhibit 10.41 to 1992 Form 10-K, SEC
          Benefit Plan, effective as of January 1,    File No. 1-168.
          1992 (the "Senior Executive Plan").*
10.26     Amendment No. 1 to the Senior Executive     Exhibit 10.42 to 1992 Form 10-K, SEC
          Plan.*                                      File No. 1-168.
10.27     Senior Executive Split Dollar Death         Exhibit 10.43 to 1992 Form 10-K, SEC
          Benefit Plan, dated as of December 15,      File No. 1-168.
          1992.*
10.28     Credit Agreement dated August 2, 1995,      Exhibit 4 to Form 10-Q dated
          amended and restated as of September 12,    September 30, 1996, SEC File No.
          1996, among the Company, Various Lending    1-168.
          Institutions, Bank of Montreal, CoreStates
          Bank, N.A., and PNC Bank, National
          Association, as Co-Agents, and The Chase
          Manhattan Bank, N.A., as Administrative
          Agent (the "Credit Agreement").
10.29     First Amendment and Consent to the Credit   Exhibit 10.1 to Form 8-K dated August
          Agreement dated as of May 9, 1997.          7, 1997, SEC File No. 1-12981.
10.30     Assumption Agreement, dated as of July 31,  Exhibit 10.2 to Form 8-K dated August
          1997, among the Company, AMETEK and The     7, 1997, SEC File No. 1-12981.
          Chase Manhattan Bank.
10.31     Second Amendment to the Credit Agreement    Exhibit 10.30 to 1997 Form 10-K, SEC
          dated as of December 4, 1997.               File No. 1-12981.
10.32     Third Amendment to the Credit Agreement,    Exhibit 10 to 10-Q dated June 30,
          dated as of June 15, 1998.                  1998, SEC File No. 1-12981.

                                                                                             FILED WITH
EXHIBIT                                                                                      ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO   SUBMISSION
-------                  -----------                   -----------------------------------   ----------
10.33     Fourth Amendment and Consent to the Credit  Exhibit 10 to Form 10-Q dated March
          Agreement dated as of March 19, 1999.       31, 1999, SEC File No. 1-12981.
10.34     Fifth Amendment and Consent to the Credit   Exhibit 10.2 to Form 10-Q dated June
          Agreement dated as of July 14, 1999.        30, 1999, SEC File No. 1-12981.
10.35     Sixth Amendment and Consent to the Credit                                              X
          Agreement dated as of September 22, 2000.
10.36     The 1997 Stock Incentive Plan of AMETEK,    Exhibit 10.31 to 1997 Form 10-K, SEC
          Inc. (the "1997 Plan").*                    File No. 1-12981.
10.37     Amendment No. 1 to the 1997 Plan.*          Exhibit 10.35 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.38     Amendment No. 2 to the 1997 Plan.*          Exhibit 10.36 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.39     Amendment No. 3 to the 1997 Plan.*          Exhibit 10.2 to Form 10-Q dated March
                                                      31, 2000, SEC File No. 1-12981.
10.40     1999 Stock Incentive Plan of AMETEK, Inc.   Exhibit 4.1 to Form S-8 dated June
          (the "1999 Plan").*                         11, 1999, SEC File No. 333-80449.
10.41     Amendment No. 1 to the 1999 Plan.*          Exhibit 4.1 to Form S-8 dated June
                                                      11, 1999, SEC File No. 333-80449.
10.42     Amendment No. 2 to the 1999 Plan.*          Exhibit 10.3 to Form 10-Q dated March
                                                      31, 2000, SEC File No. 1-12981.
10.43     Supplemental Executive Retirement Plan.     Exhibit 10.3 to Form 8-K dated August
                                                      7, 1997, SEC File No. 1-12981.
10.44     Amendment No. 1 to the Supplemental         Exhibit 10.40 to 1999 Form 10-K, SEC
          Executive Retirement Plan.                  File No. 1-12981
10.45     Amendment No. 2 to the Supplemental         Exhibit 10.1 to Form 10-Q dated March
          Executive Retirement Plan.                  31, 2000, SEC File No. 1-12981.
10.46     Stock Purchase Agreement by and between     Exhibit 10 to Form 8-K dated January
          EG&G Holdings, Inc. and AMETEK, Inc. dated  22, 1998, SEC File No. 1-12981.
          as of December 26, 1997.
10.47     Employees' Retirement Plan of AMETEK,       Exhibit 10.31 to 1998 Form 10-K, SEC
          Inc., as restated to January 1, 1998 (the   File No. 1-12981.
          "Retirement Plan").*
10.48     Amendment No. 1 to the Retirement Plan.*    Exhibit 10.43 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.49     Amendment No. 2 to the Retirement Plan.*    Exhibit 10.44 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.50     Amendment No. 3 to the Retirement Plan.*    Exhibit 10.45 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.

                                                                                             FILED WITH
EXHIBIT                                                                                      ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO   SUBMISSION
-------                  -----------                   -----------------------------------   ----------
10.51     Amendment No. 4 to the Retirement Plan.*    Exhibit 10.46 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.52     Amendment No. 5 to the Retirement Plan.*    Exhibit 10.47 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.53     Amendment No. 6 to the Retirement Plan.*    Exhibit 10.48 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.54     Amendment No. 7 to the Retirement Plan.*                                               X
10.55     AMETEK 401(k) Plan for Acquired             Exhibit 10.1 to Form 10-Q dated June
          Businesses, dated May 1, 1999.*             30, 1999, SEC File No. 1-12981.
10.56     Amendment No. 1 to the AMETEK 401(k) Plan   Exhibit 10.50 to 1999 Form 10-K, SEC
          for Acquired Businesses.                    File No. 1-12981.
10.57     Amendment No. 2 to the AMETEK 401(k) Plan   Exhibit 10.51 to 1999 Form 10-K, SEC
          for Acquired Businesses.                    File No. 1-12981.
10.58     Amendment No. 3 to the AMETEK 401(k) Plan   Exhibit 10.1 to Form 10-Q dated June
          for Acquired Businesses.                    30, 2000, SEC File No. 1-12981.
10.59     Amendment No. 4 to the AMETEK 401(k) Plan   Exhibit 10.2 to Form 10-Q dated June
          for Acquired Businesses.                    30, 2000, SEC File No. 1-12981.
10.60     Amendment No. 5 to the AMETEK 401(k) Plan   Exhibit 10.1 to Form 10-Q dated
          for Acquired Businesses.                    September 30, 2000, SEC File No.
                                                      1-12981.
10.61     Amendment No. 6 to the AMETEK 401(k) Plan   Exhibit 10.2 to Form 10-Q dated
          for Acquired Businesses.                    September 30, 2000, SEC File No.
                                                      1-12981.
10.62     Receivables Purchase Agreement dated as of  Exhibit 10.1 to Form 10-Q dated
          October 1, 1999 among AMETEK, Inc., Rotron  September 30, 1999, SEC File No.
          Incorporated and AMETEK Receivables Corp.   1-12981.
10.63     Receivables Sale Agreement dated as of      Exhibit 10.2 to Form 10-Q dated
          October 1, 1999 among AMETEK Receivables    September 30, 1999, SEC File No.
          Corp., AMETEK, Inc., ABN AMRO Bank N.V.,    1-12981.
          and Amsterdam Funding Corporation.
10.64     First Amendment to the Receivables Sale     Exhibit 10.3 to Form 10-Q dated
          Agreement, dated as of September 29, 2000.  September 30, 2000, SEC File No.
                                                      1-12981.
10.65     Second Amendment to the Receivables Sale                                               X
          Agreement, dated as of October 31, 2000.
10.66     Third Amendment to the Receivables Sale                                                X
          Agreement, dated as of November 30, 2000.
10.67     AMETEK, Inc. Deferred Compensation Plan.    Exhibit 10.3 to Form 10-Q dated
                                                      September 30, 1999, SEC File No.
                                                      1-12981.
10.68     1997 Stock Incentive Plan Restricted Stock                                             X
          Agreement dated December 15, 2000.

                                                                                             FILED WITH
EXHIBIT                                                                                      ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO   SUBMISSION
-------                  -----------                   -----------------------------------   ----------
10.69     1999 Stock Incentive Plan Restricted Stock                                             X
          Agreement dated December 15, 2000.
10.70     Termination and Change of Control                                                      X
          Agreement between AMETEK, Inc. and a named
          executive, dated December 15, 2000.
10.71     Employment agreement between AMETEK, Inc.                                              X
          and a former executive, dated January 1,
          2001.
12        Statement regarding computation of ratio                                               X
          of earnings to fixed charges.
21        Subsidiaries of the Registrant.                                                        X
23        Consent of Independent Auditors.                                                       X

---------------
* Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.