Form 10-Q
period 2001-03-31
AMETEK INC/
filed 2001-05-10
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2001
                               ------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

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

  Yes   X    No
      -----     ------

    The number of shares of the issuer's common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 30, 2001 was 32,975,276 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                               PAGE NUMBER
                                                                               -----------
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Statement of Income for
            the Three Months Ended March 31, 2001 and 2000 .................             3
          Consolidated Balance Sheet as of
            March 31, 2001 and December 31, 2000 ...........................             4
          Condensed Consolidated Statement of Cash Flows for
            the Three Months Ended March 31, 2001 and 2000 .................             5
          Notes to Consolidated Financial Statements .......................             6

     Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................             8

PART II   OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K .............................            12

SIGNATURES .................................................................            13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  AMETEK, Inc.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                                     Three months ended
                                                          March 31,
                                                          ---------
                                                   2001              2000
                                                   ----              ----
Net sales                                       $ 264,071         $ 255,812
Expenses:
   Cost of sales, excluding depreciation          195,924           189,967
   Selling, general and administrative             24,144            23,832
   Depreciation                                     8,300             8,126
                                                ---------         ---------
     Total expenses                               228,368           221,925
                                                ---------         ---------

Operating income                                   35,703            33,887
Other income (expenses):
   Interest expense                                (7,660)           (7,029)
   Other, net                                         255              (679)
                                                ---------         ---------
Income  before income taxes                        28,298            26,179
Provision for income taxes                         10,026             9,425
                                                ---------         ---------
Net Income                                      $  18,272         $  16,754
                                                =========         =========

Basic earnings per share                        $    0.56         $    0.52
                                                =========         =========

Diluted earnings per share                      $    0.55         $    0.52
                                                =========         =========

Average common shares outstanding:
  Basic shares                                     32,624            32,005
                                                =========         =========
  Diluted shares                                   33,243            32,428
                                                =========         =========

Dividends per share                             $    0.06         $    0.06
                                                =========         =========


                             See accompanying notes.

                                  AMETEK, Inc.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                             March 31,       December 31,
                                                               2001             2000
                                                               ----             ----
                                                           (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                              $   7,207         $   7,187
    Marketable securities                                      6,783             8,111
    Receivables, less allowance for possible losses          145,546           139,568
    Inventories                                              136,994           129,365
    Deferred income taxes                                     10,592            10,516
    Other current assets                                      10,783             8,353
                                                           ---------         ---------
        Total current assets                                 317,905           303,100
                                                           ---------         ---------

Property, plant and equipment, at cost                       527,930           528,521
    Less accumulated depreciation                           (318,428)         (314,566)
                                                           ---------         ---------
                                                             209,502           213,955
                                                           ---------         ---------

Goodwill, net of accumulated amortization                    296,177           299,479
Investments and other assets                                  46,033            42,454
                                                           ---------         ---------
        Total assets                                       $ 869,617         $ 858,988
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                            $ 130,218         $ 127,601
    Accounts payable                                          77,564            87,315
    Accruals                                                  83,355            82,739
                                                           ---------         ---------
        Total current liabilities                            291,137           297,655

Long-term debt                                               232,977           233,616

Deferred income taxes                                         34,182            33,166

Other long-term liabilities                                   11,406            13,713

Stockholders' equity :
  Common stock                                                   334               334
  Capital in excess of par value                                 163             2,248
  Retained earnings                                          347,007           330,696
  Accumulated other comprehensive losses                     (33,388)          (30,165)
  Treasury stock                                             (14,201)          (22,275)
                                                           ---------         ---------
                                                             299,915           280,838
                                                           ---------         ---------
        Total liabilities and stockholders' equity         $ 869,617         $ 858,988
                                                           =========         =========

                             See accompanying notes

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                             Three months ended
                                                                                  March 31,
                                                                                  ---------
                                                                            2001             2000
                                                                            ----             ----
Cash provided by (used for):

  Operating activities:
Net income                                                                $ 18,272         $ 16,754
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization                                               11,256           10,802
Net change in assets and liabilities                                       (28,954)         (23,623)
Other                                                                       (3,437)          (2,021)
                                                                          --------         --------
Total operating activities (before sale of accounts receivable)             (2,863)           1,912
                                                                          --------         --------
Proceeds from sale of accounts receivable                                    2,000            6,000
                                                                          --------         --------
Total operating activities                                                    (863)           7,912
                                                                          --------         --------

Investing activities:
Additions to property, plant and equipment                                  (7,013)          (5,558)
Other                                                                        1,302              947
                                                                          --------         --------
Total investing activities                                                  (5,711)          (4,611)
                                                                          --------         --------

Financing activities:
Net change in short-term borrowings                                          3,302           (2,977)
Repurchases of common stock                                                     --           (1,611)
Cash dividends paid                                                         (1,961)          (1,916)
Proceeds from stock options and other                                        5,253             (611)
                                                                          --------         --------
Total financing activities                                                   6,594           (7,115)
                                                                          --------         --------

Increase (decrease) in cash and cash equivalents                                20           (3,814)

Cash and cash equivalents:
As of January 1                                                              7,187            8,636
                                                                          --------         --------

As of March 31                                                            $  7,207         $  4,822
                                                                          ========         ========

                             See accompanying notes.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


Note 1 - Financial Statement Presentation

        The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2001 and the consolidated results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2000 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes presented in the Company's 2000 Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

        The calculation of basic earnings per share for the three-month periods ended March 31, 2001 and 2000 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                             Weighted average shares (In thousands)
                                                  Three months ended March 31,
                                                     2001          2000
                                                    ------        ------
                                                        (Unaudited)
          Basic                                     32,624        32,005
          Stock option and award plans                 619           423
                                                    ------        ------
          Diluted                                   33,243        32,428
                                                    ======        ======

Note 3 - Inventories

        The estimated components of inventory stated at lower of LIFO cost or market are:

                                               (In thousands)
                                               --------------
                                         March 31,      December 31,
                                           2001            2000
                                           ----            ----
                                        (Unaudited)
Finished goods and parts                 $ 27,448        $ 22,879
Work in process                            33,365          31,020
Raw materials and purchased parts          76,181          75,466
                                         --------        --------
                                         $136,994        $129,365
                                         ========        ========

Note 4 - Comprehensive Income

         Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents

                                  AMETEK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

comprehensive income for the three-month periods ended March 31, 2001 and 2000:

                                                     (In thousands)
                                               Three months ended March 31,
                                                  2001             2000
                                                  ----             ----
                                                       (Unaudited)
Net income                                      $ 18,272         $ 16,754
Foreign currency translation adjustment           (3,750)          (3,276)
Unrealized gain on marketable securities             527              461
                                                --------         --------
          Total comprehensive income            $ 15,049         $ 13,939
                                                ========         ========

Note 5 - Segment Disclosure

         The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

          At March 31, 2001, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2000, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three month period ended March 31, 2001 and 2000 can be found in the table on page 8 in the Management's Discussion & Analysis section of this Report.

Note 6 - New Accounting Pronouncements

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires recognition of all derivative instruments measured at fair value in the statement of financial position. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Derivatives that are not hedges must be adjusted to fair value through earnings. Changes in the fair value of certain derivatives are recognized in comprehensive income until the hedged item is recognized in earnings. The Company makes limited use of derivative financial instruments, therefore, based on the Company's derivative position at January 1, 2001 and March 31, 2001, the effect of adopting Statement 133 and its effect during the first quarter of 2001 did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

        FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", became effective on April 1, 2001. Although Statement No. 140 has changed many of the accounting rules regarding securitizations, it continues to require an entity to recognize in its financial statements, the financial assets it controls. It also requires an entity to derecognize financial assets (as sales to special-purpose entities) when control has been surrendered in accordance with the criteria provided in the Statement. After an extensive study of Statement No. 140, the Company has decided not to modify its existing accounts receivable securitization agreements to meet the new accounting requirements to continue sales treatment for financial assets transferred to its special purpose subsidiary after March 31, 2001. Therefore, disqualifying its special purpose subsidiary after March 31, 2001 under the new accounting rules. Accordingly, as of April 1, 2001, the Company will record the outstanding balance of the financial assets transferred to its special purpose subsidiary on the Company's balance sheet as collateralized secured borrowings. Such amount totaled $47 million in accounts receivable at March 31, 2001. This change in accounting will have no material effect on the Company's net income, or earnings per share.

                                  AMETEK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             The following table sets forth sales and operating income by reportable segment, and consolidated operating and pretax income:

                                                          Three months ended March 31,
                                                              2001             2000
                                                              ----             ----
                                                              (Dollars in thousands)
Net sales
Electronic Instruments                                     $ 126,028         $ 130,814
Electromechanical                                            138,043           124,998
                                                           ---------         ---------
        Consolidated net sales                             $ 264,071         $ 255,812
                                                           =========         =========

Operating income and income before income taxes
Electronic Instruments                                     $  18,844         $  19,641
Electromechanical                                             21,891            19,215
                                                           ---------         ---------
  Total segment operating income                              40,735            38,856
Corporate and other                                           (5,032)           (4,969)
                                                           ---------         ---------
Consolidated operating income                                 35,703            33,887
Interest and other expenses, net                              (7,405)           (7,708)
                                                           ---------         ---------
            Consolidated income before income taxes        $  28,298         $  26,179
                                                           =========         =========

Operations for the first quarter of 2001 compared with the first quarter of 2000

Net sales for the first quarter 2001 were $264.1 million, an increase of $8.3 million or 3.2% compared with the first quarter of 2000. In the first quarter 2001, the Electromechanical Group (EMG) benefited from the 2000 acquisition of several businesses from Prestolite Electric Inc. (Prestolite). The European floor-care market was strong, compared to a weaker North American floor-care market. Revenue growth in Europe continues to be partially offset by the effect of translating European currencies into U.S. dollars in the current first quarter. The Electronic Instruments Group (EIG) sales were down due to a general slowdown in its process and industrial businesses, as well as a continued decline in demand for heavy-vehicle instruments. Strength in the aerospace and power instrument markets partially offset EIG's sales decrease.

New orders for the first quarter of 2001 were $277.7 million, up 2.3% when compared with the same quarter in 2000. The Company's backlog of unfilled orders at March 31, 2001 was $270.1 million, up 5.3% from $256.4 million at December 31, 2000.

                                  AMETEK, Inc.

         Segment operating income for the first quarter 2001 was $40.7 million, an increase of $1.9 million or 4.8% when compared with the first quarter 2000. Segment operating income as a percentage of sales increased to 15.4% of sales in the current first quarter from 15.2% of sales in the first quarter of 2000. Although the economy continued to weaken during the quarter, the Company continues to benefit from its cost reduction initiatives, which began in the fourth quarter of 2000. These actions include headcount reductions and the elimination of certain discretionary spending. The acquired businesses, along with strong aerospace and power instrument markets also contributed to the higher operating income.

         Consolidated operating income totaled $35.7 million, or 13.5% of sales, compared with $33.9 million, or 13.2% of sales for the first quarter of 2000, an increase of 5.4%.


         Interest and other expenses, net were $7.4 million in the first quarter 2001, compared with $7.7 million for the same quarter of 2000. Interest expense was higher in the 2001 quarter related to increased average debt levels partially offset by reduced interest rates compared to the first quarter of 2000. In the first quarter 2001, the Company had other income of $0.3 million compared with $0.7 million in other expenses in the first quarter of 2000. This change primarily resulted from gains from the sale of marketable securities in the first quarter of 2001, compared with losses from the sale of marketable securities in the first quarter of 2000.

         Net income for the first quarter 2001 totaled $18.3 million, up 9.1% from $16.8 million in the first quarter of 2000. Diluted earnings per share rose 5.8% to $0.55 per share, compared with $0.52 per share for the same quarter of 2000.

         Segment Results

         Electromechanical Group (EMG) sales totaled $138.0 million in the first quarter 2001, an increase of $13.0 million or 10.4% from the same quarter of 2000. The sales increase was primarily due to the Prestolite acquisition mentioned earlier. EMG's base businesses reported a moderate decline in first quarter sales. The European floor-care market was strong compared to a weak North American floor-care market. Local currency revenue growth from increased unit volume in Europe continues to be offset by the effect of translating European currencies into US dollars. Before the effect of currency translation, Group sales increased 11.9% from the first quarter of 2000.

         Operating income of EMG was $21.9 million for the first quarter 2001, an increase of $2.7 million or 13.9% from the first quarter of 2000. The higher profits were due to contributions from the acquisition, increased operating income from the European floor-care businesses and our specialty metals business. The profit margin improvement was the result of continued implementation of the Company's global "best-cost" strategy and cost reduction initiatives, noted above. Group operating income as a percentage of sales for the first quarter 2001 was 15.9%, compared with operating margins of 15.4% in the first quarter of 2000.

                                  AMETEK, Inc.

         Electronic Instruments Group ("EIG") sales were $126.0 million in the first quarter 2001, a decrease of $4.8 million or 3.7% from the same quarter of 2000. The lower sales were due to a general weakness in the process and industrial markets, led by a sizable decline in the heavy-vehicle instruments market. These decreases were partially offset by the sales contributions of the September 2000 acquisition of Rochester Instrument Systems, and by strength in the aerospace and power instrument markets.

         EIG operating income for the first quarter of 2001 decreased by $0.8 million or 4.1% to $18.8 million when compared with the same quarter of 2000. The decrease in operating income was due primarily to the sales decrease noted above. Operating margins were 15.0% of sales, unchanged from the first quarter of 2000. Operating margins were maintained through continued operational excellence and cost reduction initiatives.

FINANCIAL CONDITION

         Liquidity and Capital Resources

         Cash used by operating activities before proceeds from the sale of accounts receivable totaled $2.9 million in the first quarter 2001, compared with cash provided of $1.9 million for the same quarter of 2000. Higher working capital requirements were partially due to a build-up in inventories associated with the Company's movement of certain products to low-cost manufacturing facilities, and higher inventory levels in several businesses that experienced an economic downturn. Also, higher receivable levels due in part to increased sales resulted in the use of cash. Total net cash used by operating activities in the first quarter 2001, after proceeds from sales under an accounts receivable securitization agreement, was $0.9 million compared with cash provided of $7.9 million in the first quarter of 2000.

         Cash used for investing activities totaled $5.7 million in the first quarter 2001, compared with $4.6 million used in the same quarter of 2000. Additions to property, plant and equipment in the first quarter 2001 totaled $7.0 million, compared with $5.6 million in the same quarter of 2000.

                                  AMETEK, Inc.

         Cash provided by financing activities in the first quarter of 2001 totaled $6.6 million, compared with cash used by financing activities of $7.1 million in the same quarter of 2000. In the first quarter 2001, net short-term borrowings increased by $3.3 million, compared with a decrease of $3.0 million in 2000. Net cash proceeds from the exercise of employee stock options totaled $5.7 million in the first quarter 2001, compared with $0.7 million in the first quarter of 2000. Cash paid for dividends of $2.0 million were essentially the same for the first quarters 2001 and 2000. In the first quarter of 2000, other financing activities included the repurchase of 83,500 shares of common stock for $1.6 million.

         As a result of all of the Company's cash flow activities, cash and cash equivalents at March 31, 2001 totaled $7.2 million, which was unchanged from December 31, 2000. The Company also had unused borrowing commitments of $77.6 million from its $195.0 million revolving credit facility available at March 31, 2001. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

FORWARD-LOOKING INFORMATION

         Information contained in this discussion, other than historical information, are considered "forward-looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company's 2000 Form 10-K as filed with the Securities and Exchange Commission.

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

         Exhibit
         Number                    Description
         ------                    -----------
          10.1     First Amendment to the Receivables Purchase Agreement, dated as of March 31, 2001.

          10.2 Fourth Amendment to the Receivables Sale Agreement, dated as of March 31, 2001.

b) Reports on Form 8-K: During the quarter ended March 31, 2001, no reports were filed on Form 8-K.

                                  AMETEK, Inc.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   AMETEK, Inc.
                                  ----------------------------------------------
                                                  (Registrant)




                                  By   /s/    Robert R. Mandos, Jr.
                                    --------------------------------------------
                                              Robert R. Mandos, Jr.
                                              Vice President & Comptroller
                                              (Principal Accounting Officer)


May 10, 2001