Form 10-Q
period 2001-06-30
AMETEK INC/
filed 2001-08-10
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 2001
                               -------------------------------------------------

                                  OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

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

The number of shares of the issuer's common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 31, 2001 was 33,200,293 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                         PAGE NUMBER
                                                                         -----------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statement of Income for
              the Three and Six Months Ended June 30, 2001 and 2000 ..         3
           Consolidated Balance Sheet as of
              June 30, 2001 and December 31, 2000 ....................         4
           Condensed Consolidated Statement of Cash Flows for
              the Six Months Ended June 30, 2001 and 2000 ............         5
           Notes to Consolidated Financial Statements ................         6

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of  Operations .............................         9

PART II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders .......        15

   Item 6. Exhibits and Reports on Form 8-K ..........................        15

SIGNATURES ...........................................................        16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  AMETEK, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                             Three months ended           Six months ended
                                                  June 30,                    June 30,
                                           ----------------------      ----------------------
                                             2001          2000          2001          2000
                                           --------      --------      --------      --------
Net sales                                  $261,422      $255,504      $525,493      $511,316
Expenses:
  Cost of sales, excluding depreciation     194,948       190,576       390,872       380,543
  Selling, general and administrative        23,180        23,468        47,324        47,300
  Depreciation                                7,720         7,690        16,020        15,816
                                           --------      --------      --------      --------
    Total expenses                          225,848       221,734       454,216       443,659
                                           --------      --------      --------      --------

Operating income                             35,574        33,770        71,277        67,657
Other income (expenses):
  Interest expense                           (7,158)       (6,665)      (14,818)      (13,694)
  Other, net                                    104           (69)          359          (748)
                                           --------      --------      --------      --------
Income before income taxes                   28,520        27,036        56,818        53,215
Provision for income taxes                    9,867         9,813        19,893        19,238
                                           --------      --------      --------      --------
Net Income                                 $ 18,653      $ 17,223      $ 36,925      $ 33,977
                                           ========      ========      ========      ========

Basic earnings per share                   $   0.57      $   0.54      $   1.13      $   1.06
                                           ========      ========      ========      ========

Diluted earnings per share                 $   0.56      $   0.53      $   1.11      $   1.05
                                           ========      ========      ========      ========

Average common shares outstanding:
  Basic shares                               32,934        32,078        32,779        32,042
                                           ========      ========      ========      ========
  Diluted shares                             33,502        32,452        33,348        32,440
                                           ========      ========      ========      ========

Dividends per share                        $   0.06      $   0.06      $   0.12      $   0.12
                                           ========      ========      ========      ========

                             See accompanying notes.

                                  AMETEK, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                      June 30,      December 31,
                                                        2001            2000
                                                     ----------     ------------
                                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                          $    7,806      $    7,187
  Marketable securities                                   7,173           8,111
  Receivables, less allowance for possible losses       196,676         139,568
  Inventories                                           146,445         129,365
  Deferred income taxes                                  10,520          10,516
  Other current assets                                   10,634           8,353
                                                     ----------      ----------
    Total current assets                                379,254         303,100
                                                     ----------      ----------

Property, plant and equipment, at cost                  537,011         528,521
  Less accumulated depreciation                        (324,286)       (314,566)
                                                     ----------      ----------
                                                        212,725         213,955
                                                     ----------      ----------

Goodwill, net of accumulated amortization               314,552         299,479
Investments and other assets                             47,019          42,454
                                                     ----------      ----------
      Total assets                                   $  953,550      $  858,988
                                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                        $  188,568      $  127,601
  Accounts payable                                       79,050          87,315
  Accruals                                               82,524          82,739
                                                     ----------      ----------
      Total current liabilities                         350,142         297,655

Long-term debt                                          231,642         233,616

Deferred income taxes                                    34,356          33,166

Other long-term liabilities                              15,175          13,713

Stockholders' equity :
  Common stock                                              334             334
  Capital in excess of par value                             23           2,248
  Retained earnings                                     363,681         330,696
  Accumulated other comprehensive losses                (33,941)        (30,165)
  Treasury stock                                         (7,862)        (22,275)
                                                     ----------      ----------
                                                        322,235         280,838
                                                     ----------      ----------
      Total liabilities and stockholders' equity     $  953,550      $  858,988
                                                     ==========      ==========


                             See accompanying notes.

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                           Six months ended
                                                                                June 30,
                                                                         --------------------
                                                                           2001        2000
                                                                         --------    --------
Cash provided by (used for):
 Operating activities:
  Net income                                                             $ 36,925    $ 33,977
   Adjustments to reconcile net income to total operating activities:
    Depreciation and amortization                                          22,022      21,095
    Net change in assets and liabilities                                  (36,243)    (31,118)
    Other                                                                  (4,594)       (990)
                                                                         --------    --------
     Total operating activities (before accounts receivable sold)          18,110      22,964
                                                                         --------    --------
     Net (decrease) increase in accounts receivable sold                  (45,000)      4,000
                                                                         --------    --------
     Total operating activities                                           (26,890)     26,964
                                                                         --------    --------

 Investing activities:
  Additions to property, plant and equipment                              (14,075)    (11,669)
  Purchase of businesses                                                  (32,250)         --
  Other                                                                     5,901       2,257
                                                                         --------    --------
     Total investing activities                                           (40,424)     (9,412)
                                                                         --------    --------

 Financing activities:
  Net change in short-term borrowings                                      61,945     (21,867)
  Repurchases of common stock                                                  --      (1,611)
  Cash dividends paid                                                      (3,940)     (3,837)
  Proceeds from stock options and other                                     9,928       4,521
                                                                         --------    --------
     Total financing activities                                            67,933     (22,794)
                                                                         --------    --------

Increase (decrease) in cash and cash equivalents                              619      (5,242)

Cash and cash equivalents:
 As of January 1                                                            7,187       8,636
                                                                         --------    --------

 As of June 30                                                           $  7,806    $  3,394
                                                                         ========    ========

                             See accompanying notes.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1 - Financial Statement Presentation

         The accompanying consolidated financial statements as of and for the three and six-month periods ended June 30, 2001 and 2000 are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements of the Company for the periods presented have been included. Quarterly results of operations are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Presentation of certain amounts appearing in the prior years' financial statements have been reclassified to conform to the current years presentation.

Note 2 - Earnings Per Share

         The calculation of basic earnings per share for the three and six-month periods ended June 30, 2001 and 2000 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                             Weighted average shares (in thousands) (unaudited)
                                             --------------------------------------------------
                                         Three months ended June 30,     Six months ended June 30,
                                         ---------------------------     -------------------------
                                              2001         2000              2001         2000
                                             ------       ------            ------       ------
         Basic                               32,934       32,078            32,779       32,042
         Stock option and award plans           568          374               569          398
                                             ------       ------            ------       ------
         Diluted                             33,502       32,452            33,348       32,440
                                             ======       ======            ======       ======


NOTE 3 - ACQUISITIONS

         On May 21, 2001, the Company acquired the assets of GS Electric from SPX Corporation for approximately $32 million in cash, subject to adjustment. GS Electric is a leading U.S. manufacturer of universal and permanent magnet motors for the global floor-care and other markets. The acquired business generated approximately $75 million in sales in 2000 and employs approximately 400 employees. The acquisition was accounted for by the purchase method of accounting, and it would not have had a material effect on sales or earnings had the acquisition been made at the beginning of 2001 or 2000. The acquired business is now part of the Company's Electromechanical Group.

         Subsequent to June 30, 2001, the Company acquired EDAX, Inc. (EDAX) from Panta Electronics for a purchase price of $37 million in cash, subject to adjustment. EDAX is a leading manufacturer of analytic instrumentation, which complements the Company's Process and Analytical Instruments business. EDAX generated approximately $34 million in sales in 2000 and employs 170 employees at 6 worldwide locations. The acquired business will be a part of the Company's Electronic Instruments Group.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

                                   (Unaudited)

Note 4 - Inventories

         The estimated components of inventory stated at lower of LIFO cost or market are:

                                                       In thousands
                                                ---------------------------
                                                 June 30,      December 31,
                                                   2001            2000
                                                ----------     ------------
                                                (Unaudited)
         Finished goods and parts               $   31,056      $   22,879
         Work in process                            33,761          31,020
         Raw materials and purchased parts          81,628          75,466
                                                ----------      ----------
                         Total Inventory        $  146,445      $  129,365
                                                ==========      ==========

Note 5 - Comprehensive Income

         Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three and six-month periods ended June 30, 2001 and 2000:

                                                            In thousands (Unaudited)
                                           --------------------------------------------------------
                                           Three months ended June 30,    Six months ended June 30,
                                           ---------------------------    -------------------------
                                               2001           2000           2001           2000
                                             --------       --------       --------       --------
Net income                                   $ 18,653       $ 17,223       $ 36,925       $ 33,977
Foreign currency translation adjustment          (756)          (539)        (4,506)        (3,815)
Unrealized gain (loss) on marketable
   securities and other                           203             75            730            536
                                             --------       --------       --------       --------
           Total comprehensive income        $ 18,100       $ 16,759       $ 33,149       $ 30,698
                                             ========       ========       ========       ========


Note 6 - Segment Disclosure

         The Company's two reportable business segments, the Electronic Instruments Group and the Electromechanical Group are organized primarily on the basis of product type, production processes, distribution methods, and management organizations.

         At June 30, 2001, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2000, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three and six-month periods ended June 30, 2001 and 2000 can be found in the table on page 9 in the Management's Discussion & Analysis section of this Report.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 7 - New Accounting Pronouncements

         FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", became effective on April 1, 2001. After an extensive study of Statement No. 140, the Company decided not to modify its existing accounts receivable securitization agreements to meet the new accounting requirements to continue sales treatment for financial assets transferred to its special purpose subsidiary. Therefore, as of April 1, 2001, the Company recorded the outstanding balance of the financial assets transferred to its special purpose subsidiary on the Company's consolidated balance sheet as collateralized secured borrowings. Such amount totaled $47 million in accounts receivable on April 1, 2001. This change in accounting did not have a material effect on the Company's net income, or earnings per share. As of June 30, 2001, the full $50 million secured credit facility had been used.

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 modifies accounting for business combinations after June 30, 2001, and requires use of the purchase method of accounting. It will also establish new criteria for determining whether intangible assets should be recognized separately from goodwill. Statement No. 142 is effective January 1, 2002, and will require that goodwill and intangibles with indefinite useful lives no longer be amortized, (including goodwill that is acquired in a business combination after June 30, 2001). Goodwill existing at the date of adoption of Statement No. 142 would be tested for impairment at least annually in accordance with the provisions of the Statement. Goodwill acquired in business combinations completed before July 1, 2001 will discontinue being amortized after December 31, 2001.

         The Company is currently evaluating the impact of adopting Statements No. 141 and No. 142. At this time, the Company cannot reasonably estimate the effect of their adoption on its financial position or results of operations.

                                  AMETEK, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                  The following table sets forth sales and income by reportable segment, and consolidated operating and pretax income:

                                                            Three months ended June 30,      Six months ended June 30,
                                                            ---------------------------      -------------------------
                                                                2001            2000            2001           2000
                                                              --------        --------        --------       --------
                                                                               (Dollars in thousands)
         Net sales
            Electronic Instruments                            $122,819        $126,035        $248,847       $256,849
            Electromechanical                                  138,603         129,469         276,646        254,467
                                                              --------        --------        --------       --------
               Consolidated net sales                         $261,422        $255,504        $525,493       $511,316
                                                              ========        ========        ========       ========

         Operating income and income before income taxes
            Electronic Instruments                            $ 18,529        $ 19,010        $ 37,373       $ 38,651
            Electromechanical                                   21,519          19,685          43,410         38,900
                                                              --------        --------        --------       --------
               Total segment operating income                   40,048          38,695          80,783         77,551
            Corporate and other                                 (4,474)         (4,925)         (9,506)        (9,894)
                                                              --------        --------        --------       --------
               Consolidated operating income                    35,574          33,770          71,277         67,657
            Interest and other expenses, net                    (7,054)         (6,734)        (14,459)       (14,442)
                                                              --------        --------        --------       --------
               Consolidated income
                  before income taxes                         $ 28,520        $ 27,036        $ 56,818       $ 53,215
                                                              ========        ========        ========       ========

Operations for the second quarter of 2001 compared with the second quarter of
2000

Net sales for the second quarter of 2001 were $261.4 million, an increase of $5.9 million or 2.3%, compared with the second quarter 2000 net sales of $255.5 million. In the second quarter of 2001, net sales for the Electromechanical Group (EMG) continued to benefit from the August 2000 acquisition of several businesses from Prestolite Electric Incorporated (Prestolite) as well as the May 2001 acquisition of GS Electric from SPX Corporation. Without the acquisitions, EMG's net sales would have shown a decline in the second quarter of 2001 due to continued weakness in the North American floor-care market. Net sales in the Electronic Instruments Group (EIG) were down due to continued economic slowdown in the Company's process and industrial businesses as well as a decline in the heavy-vehicle instruments market. The September 2000 acquisition of Rochester Instrument Systems (RiS) along with continued strength in the aerospace and power instrument market partially offset EIG's net sales decrease.

Total segment operating income for the second quarter of 2001 was $40.0 million, an increase of $1.3 million or 3.5% from $38.7 million in the second quarter of 2000. Segment operating income as a percentage of sales increased to 15.3% of sales in the current second quarter from 15.1% of

                                  AMETEK, Inc.

sales in the second quarter of 2000. The Company continues to benefit from its cost reduction initiatives and operational excellence programs. The Company is continuing to accelerate its operating and administrative cost reduction initiatives, which it began implementing in the fourth quarter of 2000. These initiatives include a more aggressive movement of certain production to low-cost locales and headcount reductions. The acquired businesses, along with strong aerospace and power instrument markets also contributed to the higher operating income.

Corporate expenses for the second quarter of 2001 were $4.5 million, a decrease of $0.4 million from $4.9 million in the second quarter of 2000. The 2001 amount represents 1.7% of sales, compared to 1.9% of sales in 2000. After deducting corporate expenses, consolidated operating income totaled $35.6 million, or 13.6% of sales for the second quarter of 2001, compared with $33.8 million, or 13.2% of sales for the 2000 second quarter.

Interest and other expenses, net were $7.1 million in the second quarter of 2001, compared with $6.7 million for the same quarter of 2000, an increase of $0.4 million. Interest expense was slightly higher in the second quarter of 2001 related to increased average debt levels to fund acquisitions, partially offset by reduced interest rates.

Net income for the second quarter of 2001 totaled $18.7 million, up 8.3% from $17.2 million in the second quarter of 2000. Diluted earnings per share rose 5.7% to $0.56 per share, compared with $0.53 per share for the same quarter of 2000.

Segment Results

Electromechanical Group (EMG) net sales totaled $138.6 million in the second quarter 2001, an increase of $9.1 million or 7.1% from the same quarter 2000. The acquisition of the Prestolite businesses in the third quarter of 2000, along with the acquisition of GS Electric in May 2001 led to the second quarter increase. The North American floor-care markets continued to weaken during the second quarter. Flat sales were reported in local foreign currencies to the European floor-care markets and were adversely impacted by the unfavorable effect of translating those currencies to U.S. dollars. Without the adverse effect of the currency impact, EMG sales would have grown 8.6%, instead of 7.1%.

Operating income of EMG was $21.5 million for the second quarter 2001, an increase of $1.8 million or 9.3% compared to the second quarter of 2000. Higher profits were primarily due to contributions from the 2000 and 2001 acquisitions, as well as improvements from the Group's operational excellence programs. Group operating income as a percentage of sales for the second quarter of 2001 was 15.5%, compared with operating margins of 15.2% in the second quarter of 2000. Higher profits on increased sales and lower operating cost through cost reduction initiatives and operational excellence programs, were the reasons for the profit margin improvement in the second quarter of 2001, compared to the same period in 2000.

                                  AMETEK, Inc.

Electronic Instruments Group (EIG) net sales totaled $122.8 million in the second quarter of 2001, a decrease of $3.2 million or 2.6% from the same quarter of 2000. The Group's lower net sales during the second quarter of 2001 were the result of a continued economic slowdown in our process and industrial markets as well as declines in the heavy-vehicle instruments market. The acquisition of RiS and continued strength in the aerospace and power instrument markets partially offset these decreases.

Operating income of EIG was $18.5 million for the second quarter of 2001, a decrease of $0.5 million or 2.5% when compared with the second quarter of 2000. The sales decline mentioned above was the primary reason for the decrease in operating income. The Group's operating margins were 15.1% of sales in the second quarter 2001, unchanged from the same period in 2000. Operating margins were maintained in the second quarter of 2001 through cost reduction initiatives and operational excellence programs, along with a favorable change in product mix.


Operations for the first six months of 2001 compared with the first six months of 2000.

Net sales for the first six months of 2001 were $525.5 million, an increase of $14.2 million or 2.8% higher than net sales of $511.3 million reported for the first six months of 2000. EMG's net sales increased 8.7% driven by the acquisition of businesses in the second half of 2000 and in 2001. Without the acquisitions, EMG's net sales would have shown a decline, due to continued weakness in the U.S. floor-care market. EIG's net sales decreased by 3.1% for the comparative periods due to the continued economic slowdown in process and industrial markets, as well as the heavy-vehicle instruments market. Partially offsetting this decline in net sales was the acquisition of Rochester Instrument Systems (RiS) in the second half of 2000, as well as the strong contributions from the aerospace and power instruments businesses.

New orders for the six months ended June 30, 2001 were $526.3 million, compared to $528.5 million for the same period in 2000. The Company's backlog of unfilled orders at June 30, 2001 was $257.2 million, compared to $256.5 million at December 31, 2000.

Segment operating income for the first six months of 2001 was $80.8 million, an increase of $3.2 million or 4.2% compared with the same period in 2000. As a percentage of sales, segment operating income rose to 15.4% from 15.2% for the comparable period. Profit margins in both operating segments continued to be strong due to the acceleration of operating and administrative cost reduction initiatives, which began in the fourth quarter of 2000, and operational excellence programs. These initiatives include the transition of a portion of the Company's motor and instruments production to a low-cost manufacturing facility in Mexico. Motor production is also being conducted at low-cost manufacturing plants in China, the Czech Republic and Brazil. Operational excellence programs include improved supply chain management, and flow manufacturing expansion in EIG.

                                  AMETEK, Inc.

Corporate expenses were $9.5 million, a decrease of $0.4 million or 3.9% when compared with the same period in 2000, and were slightly lower as a percentage of sales. The decrease was primarily due to lower general and administrative expenses.

Operating income was $71.3 million, an increase of $3.6 million or 5.4% when compared with the same period in 2000. This represents an operating income margin of 13.6% for the first six months of 2001 compared with 13.2% for the same period in 2000.

Interest and other expenses were $14.5 million for the first six months of 2001, a slight increase when compared with the first six months of 2000. Interest expense increased by $1.1 million primarily on higher average debt levels to fund acquisitions, partially offset by reduced interest rates. The Company also had other income of $0.4 million for the six months ended June 30, 2001, compared with other expenses of $0.7 million for the same period of 2000. This change resulted primarily from gains on sales of marketable securities by a captive insurance subsidiary in 2001, compared to losses from the sales of marketable securities by the subsidiary in 2000.

Net income for the first six months in 2001 was $36.9 million, or $1.11 per share on a diluted basis, compared with net income of $34.0 million, or $1.05 per diluted share for the first six months of 2000.

Segment Results

In the Electromechanical Group (EMG) net sales totaled $276.6 million for the first six months of 2001, an increase of $22.2 million or 8.7% compared with the same period in 2000. Acquisitions in the second half of 2000 and in 2001 were the reason for the net sales increase. Moderate local foreign currency sales growth from the floor-care markets in Europe was more than offset by the unfavorable impact of translating foreign currencies to U.S. dollars.

EMG operating income for the first six months of 2001 was $43.4 million, an increase of $4.5 million or 11.6% when compared with the same period in 2000. Group operating income as a percentage of sales for the first six months of 2001 was 15.7%, an improvement from the 15.3% margin for the comparable period in 2000. Lower operating costs in its worldwide motor operations as a result of the cost reduction initiatives, operational excellence programs and a favorable change in product mix resulted in the profit margin improvement year-to-year.

Electronic Instruments Group (EIG), net sales were $248.8 million for the first half of 2001, a decrease of $8.0 million or 3.1% compared with the same period of 2000. Net sales decreased due to the general economic slowdown in markets for the Company's process and industrial products along with heavy-vehicle instruments. The September 2000 acquisition of RiS and continued strength in aerospace and power instrument markets partially offset these decreases.

                                  AMETEK, Inc.

EIG's operating income for the first half of 2001 totaled $37.4 million, a decrease of $1.3 million or 3.3% compared with the first half of 2000 primarily due to the sales decline mentioned above. The Group's operating margins were 15.0% of sales in the first half of 2001, unchanged from the 2000 comparable period. Cost reduction initiatives and operational excellence programs, resulted in the Group's strong profit performance.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities before accounts receivable securitization transactions totaled $18.1 million in the first half of 2001, compared with $23.0 million for the same period in 2000, a decrease of $4.9 million. The decrease was caused by higher operating working capital requirements, due primarily to a build-up in inventories associated with the Company's movement of certain products to low-cost manufacturing facilities. As discussed in note 7 to the financial statements, on April 1, 2001, the Company recognized accounts receivable, which were previously transferred to an unconsolidated special purpose subsidiary as collateralized secured short-term borrowings. For the six months ended June 30, 2001, the Company had a net change in securitized accounts receivable totaling $45 million in connection with its accounts receivable securitization program. As a result of the above items, cash used by operating activities totaled $26.9 million, compared to cash generated of $27 million in 2000.

Cash used for investing activities totaled $40.4 million in the first six months of 2001, compared with $9.4 million of cash used in for the first six months of 2000. The investment in the acquisition of GS Electric in May 2001 was $32.3 million. Additions to property, plant and equipment totaled $14.1 million for the first six months of 2001, compared with $11.7 million expended in the comparable period of 2000.

Financing activities provided cash of $67.9 million for the first six months of 2001, compared with cash used for financing activities of $22.8 million in the same period of 2000. The increase in financing activities in the first six months of 2001 was primarily due to increased net short-term borrowings of $61.9 million, compared with a reduction to net short-term borrowings in the first six months of 2000 of $21.9 million. The net increase in short-term borrowings includes the effect of the accounts receivable securitization transaction, discussed above. Net cash proceeds from the exercise of employee stock options and other totaled $9.9 million for the six months ended June 30, 2001, compared with $4.5 million in the six months ended June 30, 2000. Also in 2000, financing activities included the repurchase of 83,500 shares of common stock for $1.6 million.

                                   AMETEK, Inc

As a result of all of the activities discussed above, the Company's cash and cash equivalents at June 30, 2001 totaled $7.8 million, compared with $7.2 million at December 31, 2000. The Company also had unused borrowing commitments of $65.3 million under its $195 million revolving bank credit facility available at June 30, 2001. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

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

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of AMETEK, Inc. (the "Company") was held on May 22, 2001. The following matters were voted on at the Annual Meeting and received the following votes:

     1) Election of Directors. The following nominees were elected to the Board of Directors for the terms expiring in 2004:


                                     Number of Shares
                                ---------------------------
                                              Voted against
              Nominee           Voted for      or withheld
         -----------------      ----------    -------------
         Lewis G. Cole          28,120,544       856,462
         Charles D. Klein       28,206,498       770,508

         Of the remaining six Board members, three will stand for election in the year 2002, and three Board members will stand for election in the year 2003.

     2) Appointment of Independent Auditors. The Shareholders approved the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2001. There were 28,807,965 shares voted for approval, 75,519 shares voted against, and 93,522 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits:

         Exhibit
         Number                     Description
         -------                    -----------
           10.1        Amendment No. 7 to the AMETEK 401(k) Plan for Acquired
                       Businesses.

b) Reports on Form 8-K: During the quarter ended June 30, 2001, no reports were filed on Form 8-K.

                                  AMETEK, Inc.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     AMETEK, Inc.
                                      -----------------------------------------
                                                     (Registrant)




                                      By  /s/ Robert R. Mandos, Jr.
                                        ---------------------------------------
                                              Robert R. Mandos, Jr.
                                              Vice President & Comptroller
                                              (Principal Accounting Officer)


August 10, 2001