Form 10-Q
period 2001-09-30
AMETEK INC/
filed 2001-11-09
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2001

                                       OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to _____________________

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

  Yes  [X]    No  [ ]

    The number of shares of the issuer's common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 31, 2001 was 32,794,842 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                   PAGE NUMBER
                                                                                   -----------
PART I.  FINANCIAL INFORMATION

      Item 1. Financial Statements

         Consolidated Statement of Income for
            the Three and Nine Months Ended September 30, 2001 and 2000.........             3
         Consolidated Balance Sheet as of
            September 30, 2001 and December 31, 2000............................             4
         Condensed Consolidated Statement of Cash Flows for
            the Nine Months Ended September 30, 2001 and 2000...................             5
         Notes to Consolidated Financial Statements   ..........................             6

      Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of  Operations..........................................             9

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K..................................            16

SIGNATURES......................................................................            17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  AMETEK, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
           (Dollars and shares in thousands, except per share amounts)

                                                  Three months ended               Nine months ended
                                                     September 30,                   September 30,
                                              -------------------------       -------------------------
                                                 2001            2000            2001           2000
                                              ---------       ---------       ---------       ---------
Net sales                                     $ 256,533       $ 255,098       $ 782,026       $ 766,414
                                              ---------       ---------       ---------       ---------
Expenses:
   Cost of sales, excluding depreciation        191,760         189,458         582,632         570,001
   Selling, general and administrative           23,745          24,241          71,069          71,541
   Depreciation                                   8,062           7,293          24,082          23,109
                                              ---------       ---------       ---------       ---------
     Total expenses                             223,567         220,992         677,783         664,651
                                              ---------       ---------       ---------       ---------

Operating income                                 32,966          34,106         104,243         101,763
Other income (expenses):
   Interest expense                              (6,456)         (7,839)        (21,274)        (21,533)
   Other, net                                       422             249             781            (499)
                                              ---------       ---------       ---------       ---------
Income  before income taxes                      26,932          26,516          83,750          79,731
Provision for income taxes                        9,205           9,198          29,098          28,436
                                              ---------       ---------       ---------       ---------
Net Income                                    $  17,727       $  17,318       $  54,652       $  51,295
                                              =========       =========       =========       =========

Basic earnings per share                      $    0.54       $    0.54       $    1.66       $    1.60
                                              =========       =========       =========       =========

Diluted earnings per share                    $    0.53       $    0.53       $    1.63       $    1.58
                                              =========       =========       =========       =========
Average common shares outstanding:
  Basic shares                                   33,063          32,138          32,873          32,074
                                              =========       =========       =========       =========
  Diluted shares                                 33,701          32,529          33,512          32,470
                                              =========       =========       =========       =========

Dividends per share                           $    0.06       $    0.06       $    0.18       $    0.18
                                              =========       =========       =========       =========

                             See accompanying notes.

                                  AMETEK, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                     September 30,  December 31,
                                                         2001           2000
                                                     -------------  -----------
                                                      (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                         $   7,943       $   7,187
    Marketable securities                                 6,431           8,111
    Receivables, less allowance for possible losses     204,083         139,568
    Inventories                                         146,454         129,365
    Deferred income taxes                                10,448          10,516
    Other current assets                                 13,308           8,353
                                                      ---------       ---------
        Total current assets                            388,667         303,100
                                                      ---------       ---------

Property, plant and equipment, at cost                  546,489         528,521
    Less accumulated depreciation                      (333,854)       (314,566)
                                                      ---------       ---------
                                                        212,635         213,955
                                                      ---------       ---------

Goodwill, net of accumulated amortization               347,101         299,479
Investments and other assets                             48,597          42,454
                                                      ---------       ---------
        Total assets                                  $ 997,000       $ 858,988
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                       $ 141,334       $ 127,601
    Accounts payable                                     79,703          87,315
    Accruals                                             94,739          82,739
                                                      ---------       ---------
        Total current liabilities                       315,776         297,655

Long-term debt                                          305,856         233,616

Deferred income taxes                                    36,057          33,166

Other long-term liabilities                              12,556          13,713

Stockholders' equity:
  Common stock                                              334             334
  Capital in excess of par value                            293           2,248
  Retained earnings                                     379,430         330,696
  Accumulated other comprehensive losses                (35,477)        (30,165)
  Treasury stock                                        (17,825)        (22,275)
                                                      ---------       ---------
                                                        326,755         280,838
                                                      ---------       ---------
        Total liabilities and stockholders' equity    $ 997,000       $ 858,988
                                                      =========       =========

                             See accompanying notes

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                Nine months ended
                                                                                   September 30,
                                                                             -----------------------
                                                                               2001           2000
                                                                             --------       --------
Cash provided by (used for):
  Operating activities:
   Net income                                                                $ 54,652       $ 51,295
     Adjustments to reconcile net income to total operating activities:
       Depreciation and amortization                                           33,298         31,084
       Deferred income taxes                                                    3,639          4,402
       Net change in assets and liabilities                                   (34,851)       (39,243)
       Other                                                                   (8,207)        (1,239)
                                                                             --------       --------
        Total operating activities (before sale of accounts receivable)        48,531         46,299
        Proceeds from sale of accounts receivable                             (45,000)         5,000
                                                                             --------       --------
        Total operating activities                                              3,531         51,299
                                                                             --------       --------
  Investing activities:
    Additions to property, plant and equipment                                (21,376)       (17,658)
    Purchase of businesses                                                    (68,102)       (81,017)
    Other                                                                       5,504          2,105
                                                                             --------       --------
        Total investing activities                                            (83,974)       (96,570)
                                                                             --------       --------
  Financing activities:
    Net change in short-term borrowings                                        13,817         45,596
    Additional long-term debt                                                  73,321          3,702
    Repurchases of common stock                                               (11,628)        (1,611)
    Cash dividends paid                                                        (5,918)        (5,763)
    Proceeds from stock options and other                                      11,607          1,653
                                                                             --------       --------
        Total financing activities                                             81,199         43,577
                                                                             --------       --------

Increase (decrease) in cash and cash equivalents                                  756         (1,694)

Cash and cash equivalents:
  Beginning of period                                                           7,187          8,636
                                                                             --------       --------

  As of September 30                                                         $  7,943       $  6,942
                                                                             ========       ========

                             See accompanying notes.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENT PRESENTATION

      The accompanying consolidated financial statements as of and for the three and nine-month periods ended September 30, 2001 and 2000 are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial statements of the Company for the periods presented have been included. Quarterly results of operations are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Presentation of certain amounts appearing in the prior years' financial statements has been reclassified to conform to the current year's presentation.

NOTE 2 - EARNINGS PER SHARE

      The calculation of basic earnings per share for the three and nine-month periods ended September 30, 2001 and 2000 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                        Weighted average shares (in thousands) (unaudited)
                                        --------------------------------------------------
                                   Three months ended Sept. 30,      Nine months ended Sept. 30,
                                   ----------------------------      ---------------------------
                                    2001                  2000        2001                 2000
                                   ------                ------      ------               ------
Basic                              33,063                32,138      32,873               32,074
Stock option and award plans          638                   391         639                  396
                                   ------                ------      ------               ------
Diluted                            33,701                32,529      33,512               32,470
                                   ======                ======      ======               ======

NOTE 3 - ACQUISITIONS

      In July, 2001, the Company acquired EDAX, Inc. (EDAX) from Panta Electronics for $37 million in cash, subject to adjustment. EDAX is a leading manufacturer of analytic instrumentation, which complements the Company's process and analytical product lines. EDAX had approximately $34 million in sales in 2000 and employed 170 employees. The acquired business is now part of the Company's Electronic Instruments Group.

      In May, 2001, the Company acquired the assets of GS Electric from SPX Corporation for approximately $32 million in cash, subject to adjustment. GS Electric is a leading U.S. manufacturer of universal and permanent magnet motors for the global floor-care and other markets. The acquired business generated approximately $75 million in sales in 2000 and employed approximately 400 employees. The acquired business is now part of the Company's Electromechanical Group.

      The acquisitions were accounted for by the purchase method of accounting, and, accordingly the results of their operations are included in the Company's consolidated results from their respective dates of acquisition. Had these acquisitions been made at the beginning of 2001 or 2000, they would not have had a material effect on the sales or earnings reported.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

Note 4 - Inventories

      The estimated components of inventory stated at lower of LIFO cost or market are:

                                                          In thousands
                                                 -----------------------------
                                                 September 30,    December 31,
                                                     2001             2000
                                                 -------------    ------------
                                                  (Unaudited)
Finished goods and parts                           $ 31,227         $ 22,879
Work in process                                      33,777           31,020
Raw materials and purchased parts                    81,450           75,466
                                                   --------         --------
                                                   $146,454         $129,365
                                                   ========         ========

Note 5 - Comprehensive Income

      Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three and nine-month periods ended September 30, 2001 and 2000:

                                                               In thousands (Unaudited)
                                             --------------------------------------------------------------
                                             Three months ended Sept. 30,       Nine months ended Sept. 30,
                                             ----------------------------       ---------------------------
                                               2001                2000           2001               2000
                                             --------            --------       --------           --------
Net income                                   $ 17,727            $ 17,318       $ 54,652           $ 51,295
Foreign currency translation adjustment            42              (2,905)        (4,464)            (6,720)
Unrealized gain (loss) on marketable
   securities and other                        (1,578)                786           (848)             1,322
                                             --------            --------       --------           --------
            Total comprehensive income       $ 16,191            $ 15,199       $ 49,340           $ 45,897
                                             ========            ========       ========           ========

Note 6 - Segment Disclosure

      The Company's two reportable business segments, the Electronic Instruments Group and the Electromechanical Group are organized primarily on the basis of product type, production processes, distribution methods, and management organizations.

      At September 30, 2001, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2000, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three and nine-month periods ended September 30, 2001 and 2000 can be found in the table on page 9 in the Management's Discussion and Analysis section of this Report.

Note 7 - Revolving Credit Facility

      On September 17, 2001, the Company completed a new $300 million, five-year Revolving Credit Facility with a group of banks led by JPMorganChase. The new credit facility is unsecured and replaced a $195 million credit facility which was due to expire in 2002. The new agreement contains requirements, which among other things, provide for compliance with certain financial ratios. At September 30, 2001, the Company met all such requirements.

                                  AMETEK, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

      At September 30, 2001, $153.3 million in revolving credit loans was outstanding under the new facility, of which $80 million is classified as short-term borrowings. The remaining $73.3 million, which was previously considered short-term borrowings, is classified as long-term debt in the accompanying balance sheet.

Note 8 - Accounting Pronouncements

      FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", became effective on April 1, 2001. The Company decided not to modify its existing accounts receivable securitization agreements to meet the new accounting requirements to continue sales treatment for financial assets transferred to its special purpose subsidiary. Therefore, as of April 1, 2001, the Company recorded the outstanding balance of the financial assets transferred to its special purpose subsidiary on the Company's consolidated balance sheet as collateralized secured borrowings. Such amount totaled $47 million in accounts receivable on April 1, 2001. This change in accounting did not have a material effect on the Company's net income, or earnings per share. As of September 30, 2001, the full $50 million secured credit facility had been used.

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 modifies accounting for business combinations after June 30, 2001, and requires use of the purchase method of accounting. It also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. Statement No. 142 is effective January 1, 2002, and will require that goodwill and intangibles with indefinite useful lives no longer be amortized, (including goodwill that is acquired in a business combination after June 30, 2001). Goodwill existing at the date of adoption of Statement No. 142 would be tested for impairment at least annually in accordance with the provisions of the Statement. Goodwill acquired in business combinations completed before July 1, 2001 will discontinue being amortized after December 31, 2001. The Company is currently assessing the impact Statements No. 141 and No. 142 will have on its consolidated financial statements upon adoption. Application of the non-amortization provisions of Statement No. 142 is expected to result in the elimination of approximately $12 million of goodwill amortization expense annually. Upon initial adoption of Statement No. 142, the Company does not expect the impairment provisions or other provisions of the Statement to have a material effect on its results of operations or financial position.

      In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Impairment or Disposal of Long-lived Assets". Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", and provides a single accounting model for long-lived assets to be disposed of. Statement No. 144 is effective for the Company's financial statements beginning in January 2002. The Company is currently studying the future effects of adopting this Statement.

                                  AMETEK, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      The following table sets forth sales and income by reportable segment, and consolidated operating and pretax income:

                                                     Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                     ---------------------------       ---------------------------
                                                        2001              2000            2001             2000
                                                     ---------         ---------       ---------         ---------
                                                                         (Dollars in thousands)
Net sales
      Electronic Instruments                         $ 126,619         $ 124,206       $ 375,466         $ 381,055
      Electromechanical                                129,914           130,892         406,560           385,359
                                                     ---------         ---------       ---------         ---------
      Consolidated net sales                         $ 256,533         $ 255,098       $ 782,026         $ 766,414
                                                     =========         =========       =========         =========

Operating income and income before income taxes
      Electronic Instruments                         $  18,174         $  19,658       $  55,547         $  58,309
      Electromechanical                                 19,138            19,776          62,548            58,676
                                                     ---------         ---------       ---------         ---------
        Total segment operating income                  37,312            39,434         118,095           116,985
      Corporate and other                               (4,346)           (5,328)        (13,852)          (15,222)
                                                     ---------         ---------       ---------         ---------
      Consolidated operating income                     32,966            34,106         104,243           101,763
      Interest and other expenses, net                  (6,034)           (7,590)        (20,493)          (22,032)
                                                     ---------         ---------       ---------         ---------
        Consolidated income
        before income taxes                          $  26,932         $  26,516       $  83,750         $  79,731
                                                     =========         =========       =========         =========

Operations for the third quarter of 2001 compared with the third quarter of 2000

In this difficult economic environment, the Company reported increased sales and net income.

Net sales for the third quarter of 2001 were $256.5 million, an increase of $1.4 million, compared with the third quarter 2000 net sales of $255.1 million. Net sales for the Electronic Instruments Group (EIG) increased $2.4 million or 1.9% in the third quarter of 2001, due to the July 2001 acquisition of EDAX, Inc., along with continued strength in the aerospace and power instrument markets. These increases were partially offset by continued weakness in the Company's process and industrial businesses including its heavy-vehicle instruments business. Net sales for the Electromechanical Group (EMG) were down $1.0 million, or 0.8% in the third quarter of 2001. The added sales from the May 2001 acquisition of GS Electric, along with the August 2000 acquisition of the Prestolite businesses was more than offset by weakness in the rest of EMG driven by the slowing economy both in the U.S. and Europe.

Total segment operating income for the third quarter of 2001 was $37.3 million, a decrease of $2.1 million or 5.4% from $39.4 million in the third quarter of 2000. Segment operating income as a

                                  AMETEK, Inc.

percentage of sales decreased to 14.5% of sales in the third quarter of 2001 from 15.5% of sales in the third quarter of 2000. The Company continues to accelerate its cost reduction initiatives, which it began implementing in the fourth quarter of 2000. These initiatives include a more aggressive movement of certain production to low-cost locales and headcount reductions. Without these operating costs, segment operating income would have increased slightly in the third quarter of 2001.

Corporate expenses for the third quarter of 2001 were $4.3 million, a decrease of $1.0 million or 18.4%, from $5.3 million in the third quarter of 2000. The 2001 amount represents 1.6% of sales, compared to 2.1% of sales in 2000. The decrease reflects the impact of corporate cost reduction activities primarily resulting from reduced information technology and travel expenses. After deducting corporate expenses, consolidated operating income totaled $33.0 million, or 12.9% of sales for the third quarter of 2001, compared with $34.1 million, or 13.4% of sales for the 2000 third quarter.

Interest and other expenses, net were $6.0 million in the third quarter of 2001, compared with $7.6 million for the same quarter of 2000, a decrease of $1.6 million or 20.5%. Interest expense decreased $1.4 million in the third quarter of 2001 primarily resulting from lower interest rates.

Net income for the third quarter of 2001 totaled $17.7 million, up 2.4% from $17.3 million in the third quarter of 2000. Diluted earnings per share were unchanged at $0.53 per share.

Due to the slow economic environment and the aftermath of the events of September 11, 2001, the Company's order input is showing significant weakening. As a result, the Company expects that its fourth quarter operating results will be lower than the fourth quarter of 2000.

Segment Results

Electronic Instruments Group (EIG) net sales totaled $126.6 million in the third quarter of 2001, an increase of $2.4 million or 1.9% from the same quarter of 2000. The July 2001 acquisition of EDAX, Inc. as well as the continued strength in the aerospace and power instrument markets led to the moderate sales increase. The continued economic slowdown in the Company's process and industrial businesses as well as lower demand in the heavy-vehicle instruments business, partially offset EIG's sales increase.

EIG's operating income was $18.2 million for the third quarter of 2001, a decrease of $1.5 million or 7.6% when compared with the third quarter of 2000. Lower base business sales and expenses in connection with cost reduction activities drove lower group operating income. Without these expenses, the Group's operating income would have been essentially flat with the third quarter of 2000. The Group's operating margins were 14.4% of sales in the third quarter 2001, compared to 15.8% for the same period in 2000.

                                  AMETEK, Inc.

Electromechanical Group (EMG) net sales totaled $129.9 million in the third quarter 2001, a decrease of $1.0 million, compared to the same quarter in 2000. Weakness in the North American and European floor-care markets, along with lower sales of specialty metal products depressed third quarter sales. The acquisition of GS Electric in May 2001 and the Prestolite businesses in the third quarter of 2000 helped offset most of EMG's decreased sales.

EMG's operating income was $19.1 million for the third quarter 2001, a decrease of $0.6 million or 3.2% compared with the third quarter of 2000. The lower profits resulted from the lower sales as well as expenses associated with cost reduction activities during the quarter. Without these expenses, the Group's operating income would have increased slightly from the third quarter of 2000. The profit contribution from the 2001 acquisition, as well as improvements from the Group's relocation of certain manufacturing to low-cost locales, partially offset the operating income decline. Group operating income as a percentage of sales for the third quarter of 2001 was 14.7%, compared with operating margins of 15.1% in the third quarter of 2000.

Operations for the first nine months of 2001 compared with the first nine months of 2000.

Net sales for the first nine months of 2001 were $782.0 million, an increase of $15.6 million or 2.0% higher than net sales of $766.4 million reported for the first nine months of 2000. EIG's net sales decreased by $5.6 million or 1.5% in the current nine month period due to the continued economic slowdown in process and industrial markets, including the heavy-vehicle instruments market. Partially offsetting EIG's decline in net sales was the acquisition of the Rochester Instrument business in the second half of 2000 and the EDAX, Inc. acquisition in July 2001, as well as higher sales from the aerospace and power instruments businesses. EMG's net sales increased $21.2 million or 5.5%, driven by the acquisition of businesses in the second half of 2000 and in 2001. Without the acquisitions, EMG's net sales would have declined, largely due to continued weakness in the U.S. and European motor markets.

New orders for the nine months ended September 30, 2001 were $791.7 million, compared to $794.7 million for the same period in 2000. The Company's backlog of unfilled orders at September 30, 2001 was $266.2 million, compared to $256.5 million at December 31, 2000.

Segment operating income for the first nine months of 2001 was $118.1 million, an increase of $1.1 million compared with the same period in 2000. As a percentage of sales, segment operating income for the first nine months of 2001 remained relatively unchanged at 15.1% from 15.3% for the comparable period. Profit margins in both operating segments continued to be strong due to the acceleration of cost reduction initiatives, which began in the fourth quarter of 2000, and operational excellence programs. These initiatives include the transition of a portion of the Company's motor and instruments production to a low-cost manufacturing facility in Mexico. Motor production is also being transferred to low-cost manufacturing plants in China and the Czech Republic.

                                  AMETEK, Inc.

Corporate expenses were $13.9 million, a decrease of $1.3 million or 9.0% when compared with the same period in 2000. The decrease was primarily due to lower general and administrative expenses as a result of corporate cost cutting initiatives. Such expenses were 1.8% of sales in the current nine month period compared with 2.0% of sales in the comparable period in 2000.

Operating income was $104.2 million for the nine month period ended September 30, 2001, an increase of $2.5 million or 2.4% when compared with the same period in 2000. This represents an operating income margin of 13.3% for the first nine months of 2001 which is unchanged from the same period in 2000.

Interest and other expenses were $20.5 million for the first nine months of 2001, a decrease of $1.5 million or 6.8% when compared with the first nine months of 2000. A decrease in interest expense due to overall lower interest rates was partially offset by higher average debt levels to fund acquisitions in the period. The Company also had other income of $0.8 million for the nine months ended September 30, 2001, compared with other expenses of $0.5 million for the same period of 2000. This change resulted primarily from increased gains on sales of marketable securities by its captive insurance subsidiary.

The effective tax rate for the nine months ended September 30, 2001 was 34.7%, compared with 35.7% in the comparable period of 2000. The lower tax rate in the current nine month period was primarily due to higher tax credits associated with export sales.

Net income for the first nine months in 2001 was $54.7 million, or $1.63 per share on a diluted basis, compared with net income of $51.3 million, or $1.58 per diluted share for the first nine months of 2000.

Segment Results

Electronic Instruments Group (EIG), net sales were $375.5 million for the first nine months of 2001, a decrease of $5.6 million or 1.5% compared with the same period of 2000. Net sales decreased due to the general economic slowdown in markets for the Company's process and industrial products along with the heavy-vehicle instruments market. The September 2000 acquisition of Rochester Instrument Systems and the July 2001 acquisition of EDAX, Inc., along with continued strength in aerospace and power instrument markets partially offset the Group's sales decrease.

EIG's operating income for the first nine months of 2001 totaled $55.5 million, a decrease of $2.8 million or 4.7% compared with the first nine months of 2000 primarily due to the sales decline mentioned above. The Group's operating margins were 14.8% of sales in the first nine months of 2001, compared to 15.3% for the first nine months of 2000. Cost reduction initiatives and operational excellence programs, partially offset the Group's lower operating results.

                                  AMETEK, Inc.

In the Electromechanical Group (EMG) net sales totaled $406.6 million for the first nine months of 2001, an increase of $21.2 million or 5.5% compared with the same period in 2000. Acquisitions in the second half of 2000 and in 2001 were the reason for the net sales increase. A reduction in foreign currency sales to local floor-care markets in Europe was further adversely affected by the impact of translating foreign currencies to U.S. dollars through the first nine months of 2001.

EMG's operating income for the first nine months of 2001 was $62.5 million, an increase of $3.9 million or 6.6% when compared with the same period in 2000. Group operating income as a percentage of sales for the first nine months of 2001 was 15.4%, a slight improvement from the 15.2% margin for the comparable period in 2000. Lower operating costs in the Group's worldwide motor operations as a result of the cost reduction initiatives resulted in the profit margin improvement year-to-year.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities before accounts receivable securitization transactions totaled $48.5 million in the first nine months of 2001, compared with $46.3 million for the same period in 2000, an increase of $2.2 million. The increase was due to the higher net income and lower working capital requirements, partially offset by an increase in other non-current assets. As discussed in note 8 to the financial statements, on April 1, 2001, the Company recognized accounts receivable, which were previously transferred to an unconsolidated special purpose subsidiary as collateralized secured short-term borrowings. For the nine months ended September 30, 2001, the Company had a net change in securitized accounts receivable totaling $45 million in connection with its accounts receivable securitization program. After reflecting the second quarter change in accounts receivable securitization program, cash generated by operating activities totaled $3.5 million for the first nine months of 2001, compared with cash generated of $51.3 million in the same period of 2000.

                                   AMETEK, Inc

Cash used for investing activities totaled $84.0 million in the first nine months of 2001, compared with $96.6 million of cash used in the first nine months of 2000. Acquisitions in the first nine months of 2001 required cash outlays of $68.1 million, compared with $81.0 million in the comparable 2000 period. Additions to property, plant and equipment totaled $21.4 million for the first nine months of 2001, compared with $17.7 million expended in the comparable period of 2000.

Financing activities provided cash of $81.2 million for the first nine months of 2001, compared with cash provided for financing activities of $43.6 million in the same period of 2000. The increase in financing activities in the first nine months of 2001 was primarily due to increased borrowings under a new Revolving Credit Facility, which was completed in September 2001. The new five-year $300 million credit facility replaced a $195 million credit facility which was due to expire in 2002, and provides the Company with the necessary flexibility to support its growth plans. Borrowings, principally from revolving credit loans, increased $87.1 million in the first nine months of 2001, of which $13.8 million is considered short-term borrowings and $73.3 million is considered long-term debt. Borrowings in the first nine months of 2000 were $49.3 million. The 2001 borrowings reflect the accounts receivable securitization transaction and acquisitions discussed above. Repurchases of the Company's common stock as of September 30, 2001 totaled $11.6 million for 440,000 acquired shares in the third quarter of 2001 compared to $1.6 million for 83,500 acquired shares in the first nine months of 2000. Net cash proceeds from the exercise of employee stock options and other items net totaled $11.6 million for the nine months ended September 30, 2001, compared with $1.7 million in the nine months ended September 30, 2000.

At September 30, 2001, total debt outstanding was $447.2 million compared with $406.2 million, on a comparable basis, at December 31, 2000. Debt as a percentage of capitalization decreased to 57.8% at September 30, 2001 from 59.1% at December 31, 2000. EBITDA (income before income taxes, interest expense, interest income, depreciation and amortization) was $137.7 million for the nine month period ended September 30, 2001 compared with $131.6 million for the same period in 2000. EBITDA covered interest expense 6.5 times in the 2001 period compared with 6.1 times in the comparable period of 2000.

As a result of all of the activities discussed above, the Company's cash and cash equivalents at September 30, 2001 totaled $7.9 million, compared with $7.2 million at December 31, 2000. The Company also had unused borrowing commitments of $129.7 million under its new $300 million revolving bank credit facility available at September 30, 2001. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

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

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits:
       Exhibit
       Number                          Description
      ---------         -------------------------------------------------------

        10.1 Credit Agreement dated as of September 17, 2001, among the Company, Various Lending Institutions, First Union
                        National Bank and PNC Bank N.A., as Syndication Agents,
                        Bankers Trust Company as Document Agent, and The Chase
                        Manhattan Bank, as Administrative Agent.

        10.2            Amendment No. 14 to the Retirement and Savings Plan

b) Reports on Form 8-K: During the quarter ended September 30, 2001, the Company filed a Current Report on Form 8-K dated September 19, 2001, under
Item 5. Other Events, to report the completion of a new five-year Revolving Credit Facility dated as of September 17, 2001.

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


                                                  AMETEK, Inc.
                                  ----------------------------------------------
                                                  (Registrant)



                                  By   /s/  Robert R. Mandos, Jr.
                                  ----------------------------------------------
                                            Robert R. Mandos, Jr.
                                            Vice President & Comptroller
                                           (Principal Accounting Officer)

November 9, 2001