Form 10-K405
period 2001-12-31
AMETEK INC/
filed 2002-03-14
CIK 1037868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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
                                 (610) 647-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                          -----------------------------------------
    COMMON STOCK, $0.01 PAR VALUE (VOTING)                         NEW YORK STOCK EXCHANGE,
                                                                    PACIFIC EXCHANGE, INC.
          7.20% SENIOR NOTES DUE 2008                                        NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                             (TITLE OF EACH CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002, was $1,087,945,443.

     The number of shares of common stock outstanding as of February 28, 2002, was 32,883,187.



                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 21, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AMETEK, INC.

                          2001 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         -------
                                PART I
Item 1.   Business....................................................      2
Item 2.   Properties..................................................     11
Item 3.   Legal Proceedings...........................................     11
Item 4.   Submission of Matters to a Vote of Security Holders.........     11

                               PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     11
Item 6.   Selected Financial Data.....................................     12
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     14
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     25
Item 8.   Financial Statements and Supplementary Data.................     25
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     50

                               PART III
Item 10.  Directors and Executive Officers of the Registrant..........     50
Item 11.  Executive Compensation......................................     50
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     50
Item 13.  Certain Relationships and Related Transactions..............     50

                               PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     50
Signatures............................................................     51
Index to Exhibits.....................................................     52

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     AMETEK, Inc. ("AMETEK" or the "Company") is incorporated in Delaware and is the successor to AMETEK, Inc., which was originally incorporated in Delaware in 1930 under the name of American Machine and Metals, Inc. The Company maintains its principal executive offices in suburban Philadelphia at 37 North Valley Road, Paoli, PA 19301. AMETEK is a leading global manufacturer of electronic instruments and electric motors with operations in North America, Europe, Asia and South America. The Company is listed on the New York Stock Exchange (symbol:
AME). AMETEK is a component of the S&P MidCap 400 and the Russell 2000 indices. Approximately one-third of 2001 sales were to international markets.

PRODUCTS AND SERVICES

     The Company markets its products worldwide through two operating groups, the Electronic Instruments Group ("EIG") and the Electromechanical Group ("EMG"). EIG builds technologically advanced monitoring, testing, and calibration instruments, and display devices for the process, power generation, aerospace and industrial markets. The Company believes that EMG is the world's largest manufacturer of air-moving electric motors for vacuum cleaners and other floor care products, and it is a preeminent producer of brushless air-moving motors for aerospace, mass-transit, medical and office product markets. It also produces specialty metals for the electronics, telecommunications, consumer, automotive and other markets. EMG's expanded product offering includes switches for motive and stationary power systems. The Company continues to grow through acquisitions primarily focused on niche markets in instrumentation, technical motors and specialty metals.

COMPETITIVE STRENGTHS

     Management believes that the Company has several significant competitive advantages, which assist it in sustaining and enhancing its market positions. The Company's principal strengths include:

     Significant Market Share. The Company maintains significant market share in many of its targeted niche markets, because of its ability to produce and deliver high-quality products at a low cost. In the EIG segment, the Company maintains significant positions in many of its niche market segments within the aerospace, power instrument, process, and industrial instrumentation markets. In the EMG segment, the Company believes it is the largest manufacturer of air-moving electric motors for the global floor care market. Management believes that the Company's significant market share, along with its newest and expanded motor plants, combining advanced technology and lower cost, play key roles in expanding its electromechanical product lines and providing new market opportunities.

     Technological and Development Capabilities. AMETEK believes it has certain technological advantages over its competitors that allow it to maintain leading market positions by developing innovative products. Historically, the Company has grown its business by extending its technical expertise into the manufacture of customized products for its customers, and through acquisitions. EIG competes in specialized instrumentation markets, including process measurement, heavy-vehicle dashboard and aerospace instruments, primarily on the basis of product innovation. An example of this innovation is the Company's leveraging of its core competency in jet engine temperature sensors to design similar products for a broad range of power generation applications including land-based gas turbines. The Company has an established reputation for technological innovation, service and reliability, which has led to successful strategic alliances. EMG focuses on enhancing motor-blower performance and minimizing cost, through advances in power, efficiency, weight and quieter operation. The Company believes that EMG's technical leadership has helped to create a broad range of product features that have opened new markets, such as the outdoor power equipment market.

     Efficient and Low-Cost Manufacturing Operations. The Company's competitive cost position is a significant advantage in growing its cost-driven businesses and its overall global market share. The Company has established motor plants in China, the Czech Republic, Mexico and Brazil to lower manufacturing costs and achieve strategic proximity to customers, enhancing its ability to increase international sales and market share. Certain of the Company's electronic instrument businesses are relocating their manufacturing operations to low-cost locales. Furthermore, strategic acquisitions and joint ventures in Europe, North America and Asia have resulted in additional synergies and cost savings through the consolidation of operations, new product lines and distribution channels, and low-cost manufacturing operations, benefiting both operating groups.

     Experienced Management Team. Another important component of the Company's recent success has been the continued strength of its management team and its commitment to the performance of the Company. In November 2000, the Board of Directors of the Company announced that its President and Chief Executive Officer had been elected as Chairman of the Board of Directors. The election completed the Company's executive management transition, which commenced in 1996. AMETEK's senior management has extensive experience in its businesses and is financially committed to the Company's success through established Company stock ownership guidelines based on a set of salary multiples established by the Company.

BUSINESS STRATEGY

     AMETEK's objectives are to increase the Company's earnings growth and financial returns through a combination of operating and financial strategies. Operational strategies include business acquisitions and cost reduction programs designed to achieve double-digit annual percentage growth in earnings per share over the business cycle, and a superior return on total capital. In order to achieve our operational objectives, financial initiatives have been, or may be, undertaken which include public debt issuance, bank debt refinancing, local-source financing in certain foreign countries, accounts receivable securitization and share repurchases. AMETEK's strong commitment to continuing earnings growth led the Company to continue its implementation of cost reduction programs to offset the impacts of a slowing economic environment and to achieve its best-cost objectives.

     The Company's growth strategy consists of the following four elements:

     Strategic Acquisitions and Alliances. In 2001, acquisitions played an important role in driving the expansion of the Company. AMETEK completed three strategic acquisitions in 2001. These businesses, with combined annualized sales of approximately $150 million, extended AMETEK's technology base, market channels and product offerings. In the past three years, the Company has completed nine acquisitions with annualized sales totaling nearly $375 million. Those acquisitions have enhanced AMETEK's position in aerospace and process instruments, electromechanical products, electric power instruments and food service controls. Through these and prior acquisitions, the Company's management team has gained considerable experience in successfully acquiring and integrating businesses. The Company intends to continue to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired companies (see "Recent Acquisitions").

     Global and Market Expansion. AMETEK's largest international presence is in Europe, where it holds a leading market position in floor care motors. The Company's operations in Denmark, Italy, Germany, the Czech Republic and the United Kingdom provide design and engineering capability, product line breadth, enhanced European distribution channels, and low-cost production, for both electronic instruments and electromechanical devices. Growth in Latin America and Asia has resulted from the opening and expansion of low-cost production electric motor and instruments plants in Reynosa, Mexico, and motor manufacturing plants in Shanghai, China and Sao Paulo, Brazil. Through joint ventures in China, Taiwan, Japan and Korea, coupled with a direct sales and marketing presence throughout Asia, AMETEK continues to broaden its geographic market expansion and market penetration.

     New Product Development. The Company seeks to improve its current market position and enter complementary markets through its product development programs. In the EIG segment, the Company applies concurrent engineering to develop specialized products for the markets in which it competes. In 2001 EIG was selected by a major customer to provide an engine sensor suite for the new jet engine on the U.S.

military's Joint Strike Fighter (JSF). Development work will take place over the next several years, with the JSF scheduled to enter military service in 2008. EIG's new Intellipoint RF(TM) Point Level Switch is the first true no-calibration point level instrument. Intellipoint RF(TM) utilizes Radio Frequency (RF) technology and is ideal for tank measurement in a wide range of process applications. EIG also introduced the APEX Power Quality Analyzer. This is a compact, portable, high-end power quality analyzer that is able to diagnose power problems quickly and accurately. The APEX analyzer reduces costly work interruptions, minimizes equipment and communications failures, and lowers processing and control errors that result from poor power quality. EMG has expanded its line of MINIJAMMER(R) brushless DC blowers to meet specific needs in the demanding medical and business machine markets. The new models have higher speeds for greater air output; integrated on-board electronics; improved efficiency; and lower noise levels. The MINIJAMMER(R) now serves medical OEM's with a low-noise, cost-effective air delivery system in a very small package. This brushless blower also is suitable for a variety of applications in the dental, computer, and business machine markets. EMG also introduced the ADVANTEK(TM) family of household vacuum motors and the Air-Watt(TM) Series of high-performance commercial vacuum motors during 2001.

     Operational Excellence. The Company seeks to further improve its current market position and maintain its low-cost position through a continuation of its Operational Excellence strategy. The Company believes its dedication to focusing on flow manufacturing, a participative management culture, operating efficiency and asset management increases the Company's product quality, return on operating assets and customer satisfaction, while significantly shortening production cycle times and lowering its operating and administrative costs. This strategy has served to strengthen the Company's competitive position across its business lines. Operational Excellence is the keystone strategy for improving the Company's profit margins, and it has assisted in successfully achieving synergies from the integration of acquired companies.

2001 OVERVIEW

  Operating Performance.

     In 2001, AMETEK had sales of approximately $1 billion in a difficult economic environment. It also achieved its eighth consecutive year of growth in income and earnings per share from continuing operations, before unusual items. Cost reduction initiatives and the contribution from acquired companies were the primary contributors to this strong performance.

     The Company also set records for income and diluted earnings per share before unusual items in 2001. To realign the Company's cost structure to the realities of the economic environment, and to reflect the effect it has had on the Company's customer base, the Company recognized pretax expenses totaling $23.3 million ($15.3 million after tax, or $0.46 per diluted share) in the fourth quarter of 2001. These expenses were for employee reductions, facility closures, the continued movement of manufacturing capabilities to low-cost locales, and asset writedowns. The annualized cost savings resulting from certain of these actions is expected to be approximately $25 million. Partially offsetting the expenses was a $10.5 million ($0.32 per diluted share) tax benefit resulting from the closure of several open tax years.

  Share Repurchase Program.

     Under the Company's current $50 million share repurchase authorization, approximately $16 million is presently available for share repurchases. During 2001, the Company repurchased 440,000 shares of its common stock for $11.6 million.

  Financing.

     On September 17, 2001, AMETEK completed a new $300 million five-year Revolving Credit Facility. The new financing replaced a $195 million facility, which was to expire in 2002. The new Revolving Credit Facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy.

     On December 21, 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for up to $300 million in additional financing through the potential issuance of common or preferred stock, debt securities or warrants.

  Recent Acquisitions.

     In December 2001, the Company acquired Instruments for Research and Applied Science (IRAS) from PerkinElmer, Inc. for $63 million in cash. IRAS is a leading developer and manufacturer of advanced analytical instrumentation that is used in a number of applications including nuclear spectroscopy, research electrochemistry and electronic signal processing. The acquired business is now part of the Company's Electronic Instruments Group.

     In July 2001, the Company acquired EDAX, Inc. (EDAX) from Panta Electronics for $37 million in cash. EDAX is a leading manufacturer of energy dispersive X-ray microanalysis instrumentation, and complements the Company's existing analytical instrumentation product lines. The acquired business is now part of the Company's Electronic Instruments Group.

     In May 2001, the Company acquired the assets of GS Electric from SPX Corporation for approximately $32 million in cash. GS Electric is a leading U.S. manufacturer of universal and permanent magnet motors for the global floor care and other markets. The acquired business is now part of the Company's Electromechanical Group.

  Financial Information about Operating Segments, Foreign Operations, and Export Sales

     Reportable segment and geographic information is shown on pages 46-48 of this report.

     One of the Company's four growth strategies is global and market expansion, which is subject to certain risks that are inherent in conducting business outside the United States. Those include fluctuations in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political and regulatory policies of the countries in which business is conducted. The Company's high level of foreign sales has resulted from a combination of export sales of products manufactured in the United States, sales from overseas operations, and sales resulting from strategic alliances.

  Narrative Description of Business Products and Services

     The products and markets of each operating segment are described below:

EIG

     EIG applies its specialized market focus and superior technology to produce testing, monitoring, and calibration instruments for the aerospace, power, process, and industrial markets.

     EIG's growth is based on the four corporate strategies. EIG designs products which are significantly different from, or technologically ahead of competing products. EIG has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, and work force reductions. EIG is among the leaders in many of the specialized markets it serves, including aerospace fuel-flow meters, heavy-vehicle instrument panels, oxygen analyzers, level measurement products, power instruments, and pressure gauges. Approximately 30% of 2001 sales were to markets outside the United States.

     EIG employs approximately 3,800 people, of whom approximately 400 are covered by collective bargaining agreements. It has 27 manufacturing facilities:
23 in the United States, three in Europe and one in Canada.

     Aerospace and Power Instruments Market and Product Lines

     Approximately 44% of EIG revenues are from the sale of aerospace and power products. Aerospace products include airborne data systems, turbine engine temperature measurement products, vibration-monitoring systems, indicators and displays, fuel and fluid measurement products, sensors, switches, cable harnesses and transducers. EIG serves all segments of commercial aerospace, including helicopters, business jets, commuter aircraft, and commercial airliners. It also serves the military market. EIG's customers are the leading producers of airframes and jet engines. It also participates in the aerospace aftermarket. Customer support includes parts warehousing and maintenance programs. Aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements.

     The aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Its 50-plus years of experience as an aerospace supplier and its long-standing customer relationships with global commercial aircraft OEMs are significant competitive advantages. Recent acquisitions have complemented and expanded EIG's core sensor and transducer product line used in a wide range of industrial and aerospace applications.

     The September 2000 acquisition of Rochester Instrument Systems complements and expands EIG's position in electric power instruments, which includes a full suite of instrumentation for gas turbines derived from core technology developed by the Company for the aerospace industry. Rochester Instrument Systems products include power transducers and meters, event and transient recorders, annunciators, and alarm monitoring systems used to measure, monitor and record variables in the generation and distribution of electric power.

     Process Instruments Market and Product Lines

     Approximately 30% of EIG sales are process measurement and analytical instruments. These include pressure gauges and transducers; oxygen, moisture, combustion and liquid analyzers; emission monitors; electronic pressure sensors and transmitters; and level measurement devices. The focus is on the process industry, which includes refinery and petrochemical plants, power generation, specialty gas, water and waste treatment, natural gas distribution, and semiconductor equipment. The products service the industrial process control and air emissions monitoring markets, and are used for monitoring sulfur emissions, where AMETEK is already a world leader.

     AMETEK acquired two businesses in 2001 that significantly expands its position in the laboratory instrumentation market. EDAX, acquired in July 2001, manufactures and markets energy dispersive X-ray microanalysis instrumentation used in electron microscope systems to identify and quantify the elemental composition and structure of solid materials. IRAS, acquired in late December 2001, extends AMETEK's capabilities in the measurement of physical properties with instrumentation that is used in the increasingly important areas of environmental monitoring, detection of nuclear and chemical weapons, and laboratory research. IRAS also produces instrumentation for electronic signal processing and electrochemical applications. As part of the IRAS acquisition, AMETEK also acquired a 49% ownership position in Seiko EG&G Co., Ltd., a joint venture that serves as the exclusive distributor of IRAS products in Japan.

     EIG is one of the leaders in the North American pressure gauge market, which has been adversely affected by low-cost offshore products. EIG has addressed this issue through its 50%-owned joint venture that manufactures low-cost pressure gauges in China and Taiwan, where the joint venture also markets those products. EIG is refocusing its domestic manufacturing on more advanced pressure measurement products.

     Industrial Instrumentation Market and Product Lines

     Approximately 26% of EIG sales are to the industrial instrumentation market. The Test & Calibration Instruments (T&CI) business manufactures a comprehensive line of force-measurement and material testing devices in the United States and Europe, including hand-held gauges, electronic instruments and test stands. It also provides analytical software and support services. T&CI's products are marketed worldwide under the Chatillon, Lloyd, Erichsen, Jofra, and Davenport brand names through a global network of distributors, sales representatives, and direct sales.

     The Dixson business provides EIG with a strong position in the U.S. heavy-vehicle instrument market, including heavy trucks, agricultural, construction, and off-road vehicles. Dixson has strong product development capability in solid-state instruments that primarily monitor engine-operating parameters.

     EIG also has a leading position in the food service instrumentation market through its NCC business. NCC is a leading source for stand-alone and integrated timing controls for the food service industry.

     The Chemical Products division produces silicas, phenolic resins, Teflon(R) (a registered trademark of DuPont) polymer products for high-temperature and highly corrosive applications, and heat exchangers. Product applications include protective welding curtains and products for the filtering of molten metal. EIG also is a custom compounder of specialty resins and thermoplastics with enhanced properties, such as fire retardance and improved adhesion. Markets include electronics, automotive parts, appliances, and telecommunications.

     Customers

     EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG's operations. Approximately 20% of EIG's 2001 sales were made to its five largest customers.

  EMG

     EMG is the world's largest producer of high-speed, air-moving electric motors for OEMs of floor care products. The design and manufacture of small vacuum motors with fans rotating at high speeds requires advanced manufacturing technology. EMG addresses complex motor-blower dynamics including heat, noise, vibration, and wear, in designing its customized products. The Group's technical motor division is a world leader in the brushless DC motor market. EMG also produces specialty metal products used in the electronics, telecommunications, consumer, automotive, and other markets. EMG has a leading market share for its electric motors in North America and Western Europe and a growing share in the Pacific Rim. It has expanded its operations worldwide by leveraging manufacturing and technological expertise developed over many years.

     EMG also has developed its business by extending its technological expertise in manufacturing high-speed, air-moving electric motors to a variety of targeted markets, with its primary focus currently on the floor care market and small appliances. EMG has formed alliances with OEM customers to design and manufacture cost-effective products for numerous floor care applications. EMG also is using its technological and marketing expertise to further penetrate new markets, such as the outdoor power equipment market, where it will establish alliances with major customers.

     To achieve further global penetration, EMG is building on its market leadership in the floor care markets of North America and Europe. Through expanded electric motor production operations in China, Mexico, the Czech Republic and Brazil, EMG is focused on reducing costs and furthering AMETEK's reach in global markets. Approximately 33% of EMG's 2001 sales were to customers outside the United States.

     EMG employs approximately 4,200 people, of whom approximately 1,900 are covered by collective bargaining agreements. It has 22 manufacturing facilities:
13 in the United States, two each in Italy, the United Kingdom, and in Mexico, and one each in China, the Czech Republic, and Brazil. In 2000, the Company completed the consolidation of two of its Italian motor plants and the closure of its Cambridge, OH plant, all of which served the floor care market. It also expanded the operations of the Italian division to its existing motor plants in the Czech Republic. In 2001, the Company expanded its Reynosa, Mexico manufacturing facility and closed its Graham, N.C. motor plant. EMG's flexible production lines are designed for low-cost, high-volume operations. Advanced technological capability enable EMG to provide its customers with custom-designed products. The Group produced approximately 26 million motors in 2001, aided by the acquisitions of GS Electric and Prestolite, and increased production in Brazil.

     Floor Care Market and Product Lines

     Approximately 47% of EMG sales are to floor care markets, where it has the leading share, through sales of air-moving electric motors to most of the world's major floor care OEMs. Customers include vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor care products, ranging from hand-held, canister, and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

     Part of the sales initiatives in the global floor care business have been directed toward marketing products to vertically integrated vacuum cleaner manufacturers that decide to outsource all or part of their motor production to realize the economic and operational advantages of reducing or discontinuing their own motor-production. By purchasing motors from EMG, vacuum cleaner manufacturers can reduce the otherwise substantial capital investment necessary to manufacture motors for rapidly changing consumer demands.

     EMG's new product development focuses on enhancing motor-blower performance and minimizing costs, through advances in power, efficiency, size, weight, and quieter operation. Among the latest advances are the ADVANTEK(TM) series of universal vacuum motors, which incorporate design and construction techniques that lower cost while improving operating efficiency and reliability, and the Air-Watt(TM) Series of commercial motor-blowers, whose advanced design translates directly into higher performance and energy savings for end users.

     EMG has a significant position in the European floor-care market. The electric motors it produces in Italy and the Czech Republic are similar to those produced in North America.

     Technical Motors Market and Product Lines

     EMG's technical motors are used in military and aerospace applications, computer equipment, business machines, and medical equipment. Brushless motors produced by Rotron Technical Motors offer spark-free commutation and high reliability. They are increasingly utilized in medical and other applications in which long life and speed control are important. The Rotron motor business and its integration with the technical motor division to form AMETEK Rotron, has added to AMETEK's already strong core competency in brushless air-moving motors. With Rotron, AMETEK has significant growth opportunities in the brushless motor market. Continuing product developments include the use of brushless motors in systems designed to assist patients with sleep breathing disorders, hospital air mattresses, and gasoline fume-recovery systems used by gas stations, as well as electronic power devices for the military, mass-transit, and aerospace markets. Rotron has introduced a redesigned line of the MICRO-Jammer(TM) motor-blower and an enhanced version of the MINIJAMMER(TM) brushless DC motor-blower for medical devices, dental equipment, business machines and a variety of commercial applications.

     Specialty Motors Market and Product Lines

     EMG manufactures specialty motors for a variety of end markets, including the outdoor power equipment market, small household appliances, fitness equipment and electric material handling vehicles. Outdoor power equipment includes lawn and garden equipment, as well as electric chain saws, high-pressure power washers, and low-pressure paint sprayers. EMG serves most of the world's major producers of outdoor power equipment. The acquisition of GS Electric in 2001 increased AMETEK's presence in the outdoor power equipment market and brought critical mass in permanent magnet motor technology. The combination of GS Electric with AMETEK's existing specialty motors business will allow EMG to leverage its manufacturing infrastructure, technical expertise, and global marketing strengths in these markets.

     Specialty Metals Market and Product Lines

     The specialty metals business manufactures high-purity, engineered metal powders, high-purity strip and wire from metal powders, and clad products, with specific metallurgical properties. Its niche market focus is based upon proprietary manufacturing technology and strong customer relations. The Company has expanded its product line of metal matrix composites, which are used in thermal management applications for electronic products, by acquiring an exclusive license to produce composites of silicon-carbide aluminum in the United States. Other new product developments include patented Ultra(TM) stainless steel metal powders and copper-based Spinodal(TM) alloys. Markets served by the business include electronics, telecommunications, automotive, consumer products, and energy production.

     Prestolite Power and Switch Market and Product Lines

     The 2000 acquisition of the Prestolite switch and industrial battery charger businesses in 2000 expanded the products offered by EMG. The switch business produces solenoids and other electromechanical devices for the motive and stationary power market. The battery charger business designs and manufactures high-quality industrial battery chargers for use in the materials-handling market. These businesses have strong market positions, superior technologies, and a reputation for quality and service.

     Customers

     EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG's operations. Approximately 16% of EMG's sales for 2001 were made to its five largest customers.

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

     In the markets served by EIG, the Company believes that it is one of the world's largest pressure gauge manufacturers, ranks among the leading U.S. producers of certain measuring and control instruments, and is a leading manufacturer in the U.S. heavy vehicle instrumentation and power instruments markets. It also is one of the leading instrument and sensor suppliers to the commercial aviation market. Competition is strong and could intensify for certain EIG products, especially in the Company's pressure gauge and heavy-vehicle instrumentation businesses. Both of these businesses have several strong competitors. In the process and analytical instruments markets, numerous companies in each specialized market compete on the basis of product quality, performance, and innovation. The Company's aerospace and power instruments businesses have a number of diversified competitors, which vary depending on the specific market niche.

     EMG has several U.S.-based competitors in the U.S. floor care market. Competition is increasing from Asian motor manufacturers who serve the U.S. floor-care market. There is potential competition from vertically integrated manufacturers of floor care products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production. In Europe, competition comes from a small group of large international competitors, vertically integrated manufacturers, and numerous small competitors. EMG's businesses have competition from a limited number of companies in each of their markets. Competition is generally based on product innovation, performance and price. EMG's specialty metal products business has several specialized product lines that have few competitors. The primary competition is from alternative materials and processes.

BACKLOG AND SEASONAL VARIATIONS OF BUSINESS

     The Company's approximate backlog of unfilled orders by business segment at the dates specified was as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Electronic Instruments......................................  $169.0   $135.3   $137.0
Electromechanical...........................................   107.6    121.1    106.5
                                                              ------   ------   ------
          Total.............................................  $276.6   $256.4   $243.5
                                                              ======   ======   ======

     Of the total backlog of unfilled orders at December 31, 2001, approximately 91% is expected to be shipped by December 31, 2002. The Company believes that neither its business as a whole, nor either of its operating segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

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

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

     The Company is committed to research, product development, and engineering activities that are designed to identify and develop new and improved products or enhance existing products. Research, product development, and engineering costs during the past three years were $45.2 million, $45.9 million and $42.2 million, in 2001, 2000, and 1999 respectively. These amounts included net Company-funded research and development expenses of $22.6 million, $23.8 million and $21.6 million, respectively. Such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

ENVIRONMENTAL COMPLIANCE

     Information with respect to environmental compliance by the Company is set forth on page 22 of this report in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Environmental and Other Matters."

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

EMPLOYEES

     At December 31, 2001, the Company employed approximately 8,100 individuals in its EMG, EIG and corporate operations, of whom approximately 2,300 were covered by collective bargaining agreements.

WORKING CAPITAL PRACTICES

     The Company does not have extraordinary working capital requirements in either of its business segments. Customers generally are billed at normal trade terms, which may include extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles, and are responsive to the normal delivery requirements of customers.

ITEM 2.  PROPERTIES

     The Company has 49 operating plant facilities in 17 states and 9 foreign countries. Of these facilities, 33 are owned by the Company and 16 are leased. The properties owned by the Company consist of approximately 555 acres, of which approximately 3.9 million square feet are under roof. Under lease is a total of approximately 895,000 square feet. The leases expire over a range of years from 2002 to 2015, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan and China provide the Company with additional production capacity through the Company's 50% ownership in a joint venture. The Company also has two idle production facilities available for sale. The Company's executive offices in Paoli, PA, occupy approximately 34,000 square feet under a lease that will expire in 2007.

     The Company's machinery, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

                                                              NUMBER OF
                                                           OPERATING PLANT
                                                              FACILITIES      SQUARE FEET UNDER ROOF
                                                           ----------------   -----------------------
                                                           OWNED    LEASED       OWNED       LEASED
                                                           ------   -------   -----------   ---------
Electronic Instruments...................................    20        7       2,283,000     468,000
Electromechanical........................................    13        9       1,591,000     427,000
                                                             --       --       ---------     -------
          Total..........................................    33       16       3,874,000     895,000
                                                             ==       ==       =========     =======

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also listed on the Pacific Exchange, Inc. On February 28, 2002, there were approximately 2,590 holders of record of the Company's common stock.

     Market price and dividend information with respect to the Company's common stock are set forth on page 49 in the section of the Notes to the Consolidated Financial Statements entitled "Quarterly Financial Data (Unaudited)." Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                    2001          2000         1999        1998        1997
                                                 -----------   -----------   ---------   ---------   ---------
                                                  (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED OPERATING RESULTS (YEARS ENDED
  DECEMBER 31)
Net sales......................................   $1,019.3      $1,024.7      $924.8      $927.5      $847.8
Operating income(1)............................   $  109.6      $  135.9      $118.8      $ 96.4      $ 92.0
Interest expense...............................   $  (27.9)     $  (29.2)     $(24.8)     $(23.7)     $(18.2)
Income from continuing operations(1)...........   $   66.1      $   68.5      $ 60.8      $ 50.4      $ 50.3
Net income(1)(2)...............................   $   66.1      $   68.5      $ 60.8      $ 41.7      $ 50.4
Basic earnings per share:
  Income from continuing operations(1).........   $   2.01      $   2.13      $ 1.88      $ 1.55      $ 1.53
  Net income(1)(2).............................   $   2.01      $   2.13      $ 1.88      $ 1.28      $ 1.53
Diluted earnings per share:
  Income from continuing operations(1).........   $   1.98      $   2.11      $ 1.85      $ 1.50      $ 1.49
  Net income(1)(2).............................   $   1.98      $   2.11      $ 1.85      $ 1.24      $ 1.49
Dividends declared and paid per share..........   $   0.24      $   0.24      $ 0.24      $ 0.24      $ 0.24
Average common shares outstanding:
  Basic shares.................................       32.8          32.1        32.3        32.7        32.9
  Diluted shares...............................       33.4          32.5        32.9        33.7        33.9
PERFORMANCE MEASURES AND OTHER DATA
Operating data excluding unusual and
  nonrecurring items(3):
  Operating income.............................   $  132.8      $  135.9      $118.8      $104.5      $ 92.0
  Operating income -- Return on sales..........       13.0%         13.3%       12.8%       11.3%       10.8%
  Operating income -- Return on average total
     assets....................................       14.1%         16.7%       16.2%       16.6%       17.4%
  EBITDA(4)....................................   $  178.0      $  177.6      $158.1      $146.4      $128.0
  Ratio of EBITDA to interest expense(4).......       6.4X          6.1x        6.4x        6.2x        7.0x
  Income from continuing operations............   $   70.8      $   68.5      $ 60.8      $ 55.3      $ 50.3
  Diluted earnings per share...................   $   2.12      $   2.11      $ 1.85      $ 1.64      $ 1.49
Depreciation and amortization..................   $   46.5      $   43.3      $ 39.6      $ 38.4      $ 32.9
Capital expenditures...........................   $   29.4      $   29.6      $ 30.3      $ 49.8      $ 41.2
Cash provided by continuing operations(5)......   $  101.1      $   78.7      $ 86.6      $ 78.4      $ 71.2
Free Cash Flow(6)..............................   $   75.3      $   74.5      $ 62.3      $ 31.1      $ 34.1
Ratio of earnings to fixed charges.............       3.7X          4.3x        4.4x        3.9x        4.8x
Net income -- Return on average total
           capital.............................        8.9%         11.5%       11.8%       10.4%       15.8%
             -- Return on average stockholders'
           equity..............................       21.5%         27.6%       31.2%       25.1%       34.9%
YEAR-END CONSOLIDATED FINANCIAL POSITION
Current assets.................................   $  379.3      $  303.1      $256.1      $267.8      $248.5
Current liabilities............................   $  336.2      $  297.7      $262.7      $233.9      $178.7
Property, plant, and equipment.................   $  214.5      $  214.0      $219.6      $214.4      $186.3
Total assets...................................   $1,029.3      $  859.0      $768.2      $699.8      $555.2
Long-term debt.................................   $  303.4      $  233.6      $231.8      $227.0      $152.3
Stockholders' equity...........................   $  335.1      $  280.8      $216.2      $174.0      $159.0
Stockholders' equity per share.................   $  10.21      $   8.66      $ 6.76      $ 5.42      $ 4.82
Total debt as a percentage of
  capitalization(7)............................       58.4%         56.3%       60.5%       63.7%       51.0%

---------------

(1) 2001 includes unusual pretax charges totaling $23.3 million, $15.3 million after tax ($0.46 per diluted share). The charges were for employee reductions, facility closures, and the continued migration to low-cost locales ($12.4 million), as well as asset writedowns ($10.9 million). The year also includes a tax benefit and related interest income (reported in other income) of $10.5 million after tax ($0.32 per diluted share) resulting from the closure of a number of open tax years. The amounts in 1998 include a nonrecurring pretax charge for cost reduction initiatives totaling $8.0 million ($4.8 million after tax or $0.14 per diluted share).

(2) Amounts in 1998 include an extraordinary after-tax loss on the early repayment of debt of $8.7 million ($0.26 per diluted share). Amounts in 1997 include discontinued operations of the former Water Filtration Business.

(3) See description of unusual and nonrecurring charges in Note 1 above. All amounts are based on continuing operations.

(4) EBITDA represents income from continuing operations before interest, taxes, depreciation and amortization, amortization of deferred financing costs, unusual and nonrecurring items. It should not be considered, however, as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of the Company's overall liquidity as presented in the Company's financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures given by other companies.

(5) Before an accounts receivable securitization program.

(6) Free cash flow represents income from continuing operations, plus depreciation and amortization, less capital expenditures and dividends. (Also see note 4 above)

(7) At December 31, 2001, debt includes borrowings under the accounts receivable securitization program, referred to in note 5 above. At December 31, 2000 and 1999, without considering the effect of the accounts receivable securitization program, total debt and total debt as a percentage of capitalization would have been $406.2 million and $375.4 million and 59.1% and 63.6%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report includes forward-looking statements based on the Company's current assumptions, expectations and projections about future events. When used in this report, the words "believes," "anticipates," "may," "expect," "intend," "estimate," "project," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. In this report, we disclose important factors that could cause actual results to differ materially from management's expectations. For more information on these and other factors, see "Forward-Looking Information" on page 24.

     The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with "Item
6. Selected Financial Data" and the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-K.

BUSINESS OVERVIEW

     In a very difficult economic environment in 2001, the Company posted stable sales, net income, and diluted earnings per share. For the full year, before unusual items, the Company established records for income and diluted earnings per share. The Company has taken the appropriate steps to size its business to the current economic environment. The Company also continues to achieve several major objectives under its four growth strategies: Strategic Acquisitions and Alliances, Global and Market Expansion, New Products and Operational Excellence. Significant events of 2001 were:

     - Sales were $1.02 billion, essentially unchanged from 2000 despite weak economic conditions both domestically and internationally.

     - The completion of three acquisitions: the May acquisition of GS Electric, a business that produces universal and permanent magnet motors for the global floor-care and other specialty motor markets, which is included within the Electromechanical Group (EMG), the July acquisition of EDAX, Inc., a business that produces energy dispersive X-ray microanalysis instrumentation and the December acquisition of IRAS, a business that produces advanced analytical instrumentation, both of which are included within the Electronic Instruments Group (EIG).

     - Continuing with the Company's global plan to lower its cost structure, Operational Excellence initiatives in 2001 included the ongoing transition of a portion of the Company's motor and instruments production to a low-cost manufacturing facility in Mexico as well as to China and the Czech Republic.

     - The completion of a new $300 million credit facility in September 2001, which replaced a $195 million credit facility that was due to expire in 2002. The new credit facility has a five-year term, thereby extending the Company's borrowing capacity at favorable interest rates.

     - The filing of a shelf registration statement in December, which will provide the Company with additional financing capability for up to $300 million from a selection of potential common or preferred stock, debt securities, or warrant issuances.

     - In the fourth quarter the Company recorded unusual expenses associated with the realignment of its cost structure and asset writedowns. Charges of $23.3 million, $15.3 million after tax, were recorded for these actions. Also, in the fourth quarter the Company recorded a tax benefit of $10.5 million, including interest, resulting from the closure of a number of tax years by U.S. federal and state tax authorities.

RESULTS OF OPERATIONS

     The following table sets forth net sales and income of the Company by business segment and on a consolidated basis for the years ended December 31, 2001, 2000, and 1999:

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2001         2000        1999
                                                            ----------   ----------   --------
                                                                      (IN THOUSANDS)
NET SALES(1):
Electronic Instruments....................................  $  499,528   $  509,504   $451,072
Electromechanical.........................................     519,761      515,156    473,725
                                                            ----------   ----------   --------
          Total net sales.................................  $1,019,289   $1,024,660   $924,797
                                                            ==========   ==========   ========
INCOME(2):
Segment operating income(3):
  Electronic Instruments..................................  $   57,035   $   78,771   $ 69,965
  Electromechanical.......................................      70,638       77,560     67,575
                                                            ----------   ----------   --------
          Total segment operating income..................     127,673      156,331    137,540
Corporate administrative and other expenses...............     (18,123)     (20,441)   (18,743)
                                                            ----------   ----------   --------
Consolidated operating income.............................     109,550      135,890    118,797
Interest and other expenses, net..........................     (25,188)     (29,752)   (24,336)
                                                            ----------   ----------   --------
Consolidated income before income taxes...................  $   84,362   $  106,138   $ 94,461
                                                            ==========   ==========   ========

---------------

(1) After elimination of intra- and intersegment sales, which are not significant in amount.

(2) 2001 and 2000 include unusual charges for cost realignment initiatives and cost reduction programs.

(3) Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

YEAR ENDED DECEMBER 31, 2001, COMPARED WITH YEAR ENDED DECEMBER 31, 2000.

  Results of Operations

     The Company had reported sales for 2001 of $1,019.3 million, a decrease of 0.5% from sales of $1,024.7 million in 2000, caused by weak economic conditions which impacted most of the Company's businesses. Significantly offsetting the weak economic conditions were the contributions from the Company's business acquisitions and strength in our aerospace and power instruments businesses. Without the recent acquisitions, sales for 2001 would have been 10% lower. EIG segment sales were $499.5 million in 2001, a decrease of 2.0% from sales of $509.5 million in 2000. Sales for EIG were lower largely due to a decline in demand from most of its businesses. Recent acquisitions and continued strength in the aerospace and power instruments businesses offset most of the Group's sales decline. EMG segment sales were $519.8 million in 2001, an increase of 0.9% from sales of $515.2 million in 2000 due to the sales contribution from acquisitions. The Group's sales increase was offset by adverse economic conditions and other competitive factors in the United States and European floor care markets. Total consolidated international sales were $321.2 million in 2001, a decrease of 1.1% from sales of $324.9 million in 2000. Export shipments from the United States in 2001 were $170.0 million, a decrease of 5.1% compared with $179.1 million in 2000.

     New orders for 2001 were $1,039.5 million, essentially unchanged from $1,037.6 million for 2000. The order backlog at December 31, 2001 was $276.6 million, compared with $256.4 million at December 31, 2000. New orders from acquisitions made by the Company during 2001 and increased orders from the aerospace and power instrument businesses were the primary reasons for the increase.

     Total segment operating income declined to $127.7 million for 2001, a decrease of 18.3%, compared with segment operating income of $156.3 million for 2000. Segment operating margins in 2001 were 12.5% of sales, a decrease from 15.3% of sales in 2000. The overall reduction in segment operating margins in 2001 was primarily due to a fourth quarter unusual pretax charge to operations of $23 million ($15 million after tax, or $0.46 per diluted share). Partially offsetting the lower segment operating margins in 2001, was lower pension expense due primarily to use of the assumed return on pension investment assets. Before the unusual charge, segment operating margins for 2001 were 14.8%. These unusual charges are more fully discussed below under the "Fourth Quarter Results".

     Selling, general, and administrative (SG&A) expenses were $98.7 million in 2001, compared with $95.1 million in 2000, a $3.6 million increase due mainly to increased selling expenses from acquisitions completed in 2001. As a percentage of net sales, SG&A expenses were 9.7% in 2001, compared to 9.3% in 2000. Corporate administrative expenses decreased to $18.1 million in 2001, compared with $20.4 in 2000, a decrease of $2.3 million, or 11.3%. The decrease in corporate expenses reflects the impact of corporate cost reduction activities primarily resulting from reduced information technology, consulting, and travel expenses. Corporate expenses for 2001 were 1.8% percent of sales, compared with 2.0% of sales for 2000.

     After deducting corporate administrative expenses, consolidated operating income was $109.6 million or 10.7% of sales, a decrease of $26.3 million when compared with 2000 operating income of $135.9 million or 13.3 % of sales. Before unusual charges, operating income was $132.8 million, or 13.1% of sales.

     Interest expense was $27.9 million in 2001, a decrease of 4.4% compared with $29.2 million in 2000. Lower average interest rates, partially offset by higher average debt levels to finance acquisitions, were the primary reasons for the decrease in interest expense. Other income was $2.7 million for 2001, compared with other expense of $0.5 million for 2000. The improvement resulted primarily from interest income related to tax benefits recognized in the fourth quarter of 2001 and from increased gains on sales of marketable securities held by the Company's captive insurance subsidiary.

     The effective tax rate for 2001 was 21.6% compared with 35.4% in 2000. The lower tax rate in 2001 reflects the fourth quarter recognition of $10.5 million (after tax) in tax benefits ($0.32 per diluted share) resulting from the closure of a number of open tax years by U.S. federal and state tax authorities, as well as higher tax credits associated with export sales. Before unusual charges and the tax benefits, the 2001 effective tax rate was 33.2%.

     Net income for 2001 was $66.1 million, or $1.98 per diluted share, compared with net income for 2000 of $68.5 million, or $2.11 per diluted share. The 3.5% decrease in net income was due primarily to the fourth quarter net effect of the unusual items, previously mentioned. Before the unusual items, earnings for 2001 were up 3.3% to $70.8 million, or $2.12 per diluted share.

  Fourth Quarter Results

     Sales for the fourth quarter of 2001 were $237.3 million, compared with $258.2 million in the fourth quarter of 2000, a decrease of $20.9 million, or 8.1%. The decrease in fourth quarter sales was the result of significantly weaker economic conditions, which impacted most of our businesses. Without the recent acquisitions, sales for the fourth quarter of 2001 would have been 17% lower.

     Operating income for the fourth quarter of 2001 was $5.3 million, compared with $34.1 million for the fourth quarter of 2000, a decrease of $28.8 million or 84.4%. In response to weak economic conditions, in the fourth quarter of 2001, the Company recorded unusual expenses totaling $23.3 million (pretax) of which $12.4 million is related to the costs of employee reductions, facility closures, the continued migration of production to low-cost locales, and $10.9 million related to asset writedowns. The asset writedowns related to receivables ($3.3 million), inventory ($6.1 million) and equipment ($1.5 million). The asset writedowns are primarily the result of the difficulties the economic environment has had on a number of our customers. The annualized cost savings resulting from the severance and related actions is expected to be approximately $25 million. These cost reduction initiatives were a continuation of cost reduction programs, that began in the fourth quarter of 2000 for which the Company recorded a $3.4 million pretax charge in that quarter, and continued during 2001.

     Also, the fourth quarter 2001 results include a tax benefit of $10.5 million ($0.32 per diluted share), resulting from the closure of a number of tax years by U.S. federal and state tax authorities. The tax benefits consisted of cash of $4.4 million and a non-cash benefit of $6.1 million. As a result of the tax benefit relating to the unusual charges, and the tax benefits discussed here, the Company reported a total income tax benefit of $10.8 million in the fourth quarter of 2001 compared with a tax provision of $9.2 million in the same period of 2000.

     Net income for the fourth quarter of 2001 totaled $11.5 million, or $0.34 per diluted share, a decrease of $5.8 million, or 33.5% from the fourth quarter of 2000 net income of $17.2 million, or $0.53 per diluted share. Before the unusual items, fourth quarter 2001 earnings were $16.2 million, or $0.48 per diluted share.

  Operating Segment Results

     The Electronic Instruments Group (EIG) sales were $499.5 million in 2001, a decrease of 2.0% from 2000 sales of $509.5 million. The continued economic slowdown impacted most of the EIG Group's businesses and was partially offset by the sales contribution of the Company's 2001 and 2000 acquisitions and the strength of the aerospace and power instruments businesses.

     EIG's operating income for 2001 decreased to $57.0 million from $78.7 million in 2000, a decrease of $21.7 million, or 27.6%. Lower base business sales caused by weak economic conditions, and significant unusual charges for inventory writedowns, receivable losses related to a bankrupt customer, cost realignment and employee severance related activities in the fourth quarter of 2001 drove the lower operating income. The Group's operating margins for 2001 declined to 11.4% from 15.5% in 2000. Without the unusual expenses, the Group's operating income for 2001 would have been $69.5 million, a decrease of $9.3 million, or 13.9% of sales compared with 2000.

     The Electromechanical Group (EMG) sales for 2001 were $519.8 million, an increase of 0.9%, from sales of $515.2 million in 2000. The 2001 and 2000 acquisitions drove the year-to-year increase in sales. Weakness in the North American and European floor care markets, along with lower sales of specialty metal products offset most of the sales increase.

     EMG's operating income for 2001 decreased to $70.6 million from $77.6 million in 2000, an 8.9% decrease. Lower profits were the result of significant unusual expenses associated with cost reduction activities in the fourth quarter of 2001 related primarily to employee severance activities, inventory writedowns, losses on receivables due to customer bankruptcies, and the writedown of certain machinery and equipment. Group operating margins were 13.6% of sales in 2001 down from 15.1% of sales in 2000. Without the unusual expenses, the Group's operating income would have increased to $81.3 million, an increase of $3.7 million, or 15.6% of sales.

YEAR ENDED DECEMBER 31, 2000, COMPARED WITH YEAR ENDED DECEMBER 31, 1999.

  Results of Operations

     The Company reported sales for 2000 of $1,024.7 million, an increase of 10.8% from sales of $924.8 million in 1999 driven by the contributions of the Company's acquisitions and strength in several core markets. EIG's sales were $509.5 million in 2000, an increase of 13.0% from sales of $451.1 million in 1999. Without recent acquisitions, sales for EIG would have been slightly lower due largely to changes in the mix of sales and a decline in demand for heavy-vehicle instruments. For the EMG segment, sales were $515.2 million in 2000, an increase of 8.7% from sales of $473.7 million in 1999 due to improved conditions in specialty metal markets along with contributions from an acquisition, reduced somewhat by continued competitive factors and adverse currency translation effects from international businesses. International sales reported, by both segments, totaled $324.9 million in 2000, an increase of $23.0 million or 7.6% from 1999. Export shipments from the United States in 2000 were $179.1 million, compared with $158.5 million in 1999.

     New orders for 2000 were $1,037.6 million, an increase of 9.9% from $944.5 million for 1999. The order backlog at December 31, 2000 was $256.4 million, compared with $243.5 million at December 31, 1999. New orders from the acquisitions made by the Company during 2000 were the primary reason for the increase.

     The Company's plan to lower its cost structure globally through Operational Excellence initiatives continued to have a positive effect on segment operating income and margins in 2000. Total segment operating income improved to $156.3 million for 2000, an increase of 13.7%, compared with segment operating income of $137.5 million for 1999. Operating margins in 2000 were 15.3% of sales, an increase from 14.9% in 1999. Improved operating margins were the result of Operational Excellence initiatives, including increased motor production at the Company's lower-cost facilities, improved supply chain management and flow manufacturing expansion in EIG. The Company also benefited from lower overall net pension costs resulting primarily from a higher return on pension investment assets.

     Selling, general, and administrative (SG&A) expenses were $95.1 million in 2000, compared with $79.4 million in 1999, a $15.7 million increase due mainly to acquisitions completed in late 1999 and 2000. As a percentage of sales, SG&A was 9.3% in 2000, compared with 8.6% in 1999. The acquisitions were the primary contributors to the increase in selling expense. Corporate general and administrative expenses increased slightly, but were flat year to year, as a percentage of sales.

     After deducting corporate administrative expenses, consolidated operating income was $135.9 million or 13.3% of net sales, an increase of $17.1 million, or 14.3%, compared with 1999 operating income of $118.8 million or 12.8% of net sales.

     Interest expense was $29.2 million in 2000, an increase of 17.9%, compared with $24.8 million in 1999. Higher average debt levels to finance acquisitions as well as higher average borrowing rates, were the primary reasons for the increase.

     Net income for 2000 was $68.5 million, or $2.11 per diluted share, compared with net income for 1999 of $60.8 million, or $1.85 per diluted share. The increase in net income was due primarily to the higher sales and operating income discussed above.

  Fourth Quarter Results

     Sales for the fourth quarter of 2000 were $258.2 million, compared with $236.0 million in the fourth quarter of 1999, an increase of $22.2 million, or 9.4%. The increase in sales was driven by acquisitions made in 2000 and late 1999.

     Operating income for the fourth quarter of 2000 was $34.1 million, compared with $29.5 million for the fourth quarter of 1999, an increase of $4.6 million or 15.5%. The acquired businesses combined with continued productivity gains as a result of the Company's operational excellence initiatives and cost reduction programs were the primary reasons for the increase in operating income. As a result of slowing U.S. economic growth, in the fourth quarter of 2000, the Company accelerated certain cost realignment initiatives. These initiatives include a more aggressive movement of certain production activities to low-cost locations, and the resizing of several businesses. These actions resulted in a fourth quarter 2000 pretax charge of $3.4 million. Also, fourth quarter 2000 results include a pretax gain of $3.6 million due to the resolution of a contract issue with a major customer in the Electronic Instruments Group.

     Net income for the fourth quarter of 2000 totaled $17.2 million, or $0.53 per diluted share, an increase of 14.8% from the fourth quarter of 1999 net income of $15.0 million, or $0.46 per diluted share.

  Operating Segment Results

     The Electronic Instruments Group (EIG) sales were $509.5 million in 2000, an increase of 13.0% from 1999 sales of $451.1 million. The 2000 acquisition of a business, along with a business acquired in December 1999, drove the year-to-year increase in sales. The heavy-vehicle instruments business reported significantly lower sales in 2000 due to weak market conditions, which began in the second quarter of 2000, compared to robust market conditions in 1999. EIG's aerospace and power instruments businesses continue to grow mainly through acquisitions, expanding the Company's technology, market scope and penetration. Also, the process instruments business continued to rebound from weak market conditions experienced during the first nine months of 1999.

     EIG's operating income for 2000 increased to $78.7 million from $70.0 million in 1999, an increase of 12.6%. The acquisitions described above were the primary reasons for the increase in operating income. Profit margins were flat year to year at 15.5%. Improved operating performance, primarily by EIG's aerospace and process businesses were reduced by margin declines on lower sales of heavy-vehicle instruments.

     The Electromechanical Group (EMG) sales for 2000 were $515.2 million, an increase of 8.7%, from sales of $473.7 million in 1999. The 2000 acquisition of businesses and improved market conditions within the specialty metals market, drove the year-to-year increase in sales. Partially reducing the sales increase were EMG's operations in Europe, where competitive pricing pressures and currency translation changes continued to adversely affect EMG's motor sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities (before accounts receivable securitization transactions) totaled $101.1 million for 2001, compared with $78.7 million for 2000, an increase of $22.4 million. Our free cash flow (net income, plus depreciation and amortization, less capital spending and dividends) was $75.3 million in 2001, compared with $74.5 million in 2000. The $22.4 million increase in operating cash flow was the result of improved working capital management due to higher collection of accounts receivable, and the effect of the lower fourth quarter sales previously discussed. Without the 2001 acquisitions, accounts receivable decreased $25.1 million during the year. Inventories, without the acquisitions, remained essentially flat during 2001, but decreased $5.2 million in the fourth quarter primarily due to the fourth quarter unusual charges to income. Income taxes payable decreased $10.4 million in 2001 and reflects the previously noted tax benefits from the closure of several tax years. Accounts payable and accrued liabilities increased $14.0 million during 2001 and include accruals (net of cash payments) for the expenses associated with the cost realignment initiatives discussed earlier. Of the $15.3 million after tax fourth quarter unusual charge, $1.1 million required cash outlays in 2001, $7.4 million will require the use of cash in 2002, and $6.8 million are non-cash charges, primarily for asset writedowns. In 2002, we will continue to aggressively manage our working capital. For the year ended December 31, 2001, the Company had a net increase in accounts receivable pledged to secure borrowings of $45 million, which was previously given off-balance sheet treatment. This increase, resulting from the change in accounting treatment, had no effect on cash. After reflecting the increase (decrease in 2000) from the accounts receivable securitization program, cash provided by operating activities in 2001 totaled $56.1 million compared with $79.7 million in 2000.

     Cash used for investing activities was $152.5 million for 2001, compared with $107.4 million for 2000. Cash outlays for new business acquisitions totaled $131.8 million in 2001, compared with $81.0 million in 2000. Additions to property, plant and equipment totaled $29.4 million in 2001, essentially the same as in 2000.

     Financing activities provided cash of $103.3 million in 2001, compared with $26.2 million provided in 2000. Cash generated from financing activities in 2001 increased primarily due to higher borrowings under a new Revolving Credit Facility. A new five-year $300 million credit facility was completed on September 17, 2001, which replaced a $195 million credit facility that was due to expire in 2002. The new credit facility provides the Company with financing flexibility to support its future growth plans. Net borrowings in 2001, primarily under the credit agreement, increased $111.0 million, compared with $28.2 million of net borrowings in 2000. The 2001 increase consists of $37.7 million which is considered short-term borrowings and $73.3 million which is considered long-term debt. Of the increase in 2001, $63 million was borrowed in late

December to finance the year-end acquisition of the IRAS business and $45 million relates to the accounting change for the accounts receivable securitization program mentioned above.

     On December 21, 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC) for up to $300 million in additional financing. Although the Company has no immediate plans to use this shelf offering, it will provide the Company with the flexibility to act expeditiously in responding to financing opportunities and alternatives.

     At December 31, 2001, total debt outstanding was $470.8 million compared with $406.2 million at December 31, 2000. Our debt agreements contain various covenants including limitations on indebtedness, dividend payments and maintenance of certain financial ratios. At December 31, 2001 and 2000, the Company was well within the allowable limits of the financial ratios and anticipates continued compliance in 2002. Debt as a percentage of capitalization decreased to 58.4% at December 31, 2001 from 59.1% at December 31, 2000. EBITDA (income before income taxes, interest expense, interest income, depreciation and amortization) before unusual items in 2001 was $178.0 million compared with $177.6 million in 2000. Our debt-to-EBITDA ratio (computed in accordance with the credit agreement), was 2.4 to 1 at December 31, 2001, compared with 2.2 to 1 at the prior year-end, and EBITDA covered interest expense 6.4 times in 2001 compared with 6.1 times in 2000.

     Repurchases of the Company's common stock in 2001 totaled $11.6 million for 440,000 shares, compared to $1.6 million for 83,500 shares acquired in 2000. Net cash proceeds from the exercise of employee stock options and other items, net, totaled $12.5 million in 2001, compared with $7.6 million in 2000.

     The following table summarizes AMETEK's contractual cash obligations at December 31, 2001 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                    PAYMENTS DUE
                                                    ---------------------------------------------
                                                               LESS     ONE TO   FOUR TO   AFTER
                                                               THAN     THREE     FIVE      FIVE
                                                    TOTAL    ONE YEAR   YEARS     YEARS    YEARS
                                                    ------   --------   ------   -------   ------
                                                                (DOLLARS IN MILLIONS)
Debt:
  Revolving credit loans (a)......................  $178.9       --        --    $178.9        --
  7.2% Senior Notes...............................   225.0       --        --        --    $225.0
  Other indebtedness..............................    66.9    $14.8     $51.1       0.1       0.9
                                                    ------    -----     -----    ------    ------
  Total Debt......................................   470.8     14.8      51.1     179.0     225.9
Non-cancellable operating leases..................    26.6      5.5       8.1       6.0       7.0
Employee severance................................    10.8     10.8        --        --        --
                                                    ------    -----     -----    ------    ------
          Total...................................  $508.2    $31.1     $59.2    $185.0    $232.9
                                                    ======    =====     =====    ======    ======

---------------

(a) Although not contractually obligated, the Company expects to have the capability to repay this obligation in less than five years as permitted in the credit agreement, in the absence of future business acquisitions. However, it is the expressed strategy of the Company to continue to pursue strategic acquisitions, which could possibly result in higher levels of future indebtedness.

  Other Commitments

     The Company has standby letters of credit of approximately $17.0 million related to performance and payment guarantees. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material.

     The Company may, from time to time, redeem, tender for, or repurchase its long-term debt in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.

     As a result of all of the Company's cash flow activities, cash and cash equivalents increased $6.9 million in 2001 to $14.1 million at year-end, compared with $7.2 million at December 31, 2000. The Company also had available borrowing capacity of $104.2 million under its new $300 million revolving bank credit facility at December 31, 2001, and $28.0 million available under its accounts receivable securitization agreement. The Company believes it has sufficient cash-generating capabilities and available financing alternatives to enable it to meet its needs for the foreseeable future.

TRANSACTIONS WITH RELATED PARTIES

     The Company has a business relationship with the law firm of Stroock & Stroock & Lavan LLP of which a Partner is also a member of the Company's Board of Directors. The investment banking firm of American Securities, L.P. renders financial advisory, investment management, and other services to the Company. Three managing directors of American Securities, L.P. are also members of the Company's Board of Directors.

     In 2001, Stroock & Stroock & Lavan LLP, and American Securities, L.P. and its affiliates billed fees to the Company in the aggregate for services rendered of $457,000 and $270,000, respectively.

CRITICAL ACCOUNTING POLICIES

     In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified its most critical accounting policies that require significant management judgment or involve complex estimates upon which its financial status depends. The consolidated financial statements and related notes contain information that is pertinent to the Company's accounting policies and to management's discussion and analysis. The information that follows describes additional other specific disclosures about the Company's accounting policies regarding risks, estimates, subjective decisions, or assessments that materially different results of operations and financial condition could have been reported had different assumptions been used or different conditions existed.

     - Revenue Recognition. The Company recognizes revenues in accordance with invoice terms, generally when products are shipped and services are rendered. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience. If actual future returns, allowances and warranty amounts are higher than past experience, additional amounts may be required.

     - Inventories. The Company uses the last-in, first-out (LIFO) method of accounting for most inventories, whereby, inventories reported on its balance sheet are conservatively valued. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on assessments of future demands, market conditions, customers who may be experiencing financial difficulties, and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

     - Pensions. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions", which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining the Company's pension income (expense) are pension liability discount rates and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the end of the year. At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. At December 31, 2001, the Company determined this rate to be 7.25%. The Company has assumed that the expected long-term rate of return on plan assets will be 9.25%. This expected rate of return has been used by the Company for many years. Although in the past two years pension plan assets have earned substantially less than 9.25%, over the long-term, the Company's pension plans have earned in excess of 11%. Therefore, the Company believes that its return assumption of 9.25% is reasonable, based on its expectations about future returns. Should the downward trend in return on pension assets continue, future pension income would likely decline. The net effect of changes in the discount rate, as well as the effect of differences between the expected return and the actual return on plan assets have been deferred and will ultimately affect future pension income (expense). For the year ended December 31, 2001, the Company recognized consolidated pretax pension income of $4.7 million from its defined benefit plans, compared with pension income of $1.9 million from these plans in 2000. Due primarily to depressed equity security markets in 2001, the Company anticipates significantly higher pension expense, in 2002. Additionally, the Company expects increases in its level of required pension contributions in 2002.

     - Tax Contingencies and Deferred Tax Assets. The Company occasionally undergoes challenges from domestic and foreign tax authorities regarding the final amount of taxes due for open tax years under examination. In evaluating the Company's exposure associated with its various tax filing positions, the Company records appropriate reserves for probable exposure. Based on its evaluation of our tax positions, we believe that we have adequately accrued for probable exposures. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of established reserves, its effective tax rate in a given financial reporting period may be materially impacted. As noted on page 17, in the fourth quarter of 2001, the Company recorded a tax benefit (and related interest income), of $10.5 million ($0.32 per diluted share) resulting from the closure of a number of open tax years by U.S. federal and state tax authorities.

       As of December 31, 2001, the Company has deferred tax assets related principally to the timing of recognition of certain expenses for book versus tax purposes, and loss carryforwards that expire in 2004 through 2019. The realization of these assets is based upon estimates of future taxable income, including various tax planning strategies. The Company believes that the deferred tax assets included in its December 31, 2001 balance sheet are realizable.

     - Accounts Receivable. The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its past experience. If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables at December 31, 2001 was $7.6 million, compared with $4.3 million at December 31, 2000. The major reason for the increase was due to specific customer bankruptcies, for which the estimated loss was recorded as a component of the fourth quarter 2001 unusual charges.

     - Environmental and Other Matters. The Company is subject to federal, state, local and foreign regulations and potential liabilities relating to environmental laws and regulations, as well as stringent cleanup requirements. The Company also has been named a potentially responsible party at several sites that are the subject of government-mandated cleanups. The Company accrues for environmental liabilities when a determination can be made that they are probable and reasonably estimable. Total environmental reserves at December 31, 2001 and 2000 were approximately $9.0 million. In 2001 and 2000, the Company spent approximately $1.3 million and $0.7 million, respectively, on environment related matters.

       The Company has agreements with former owners of certain of its acquired businesses under which the former owners retained, or assumed and agreed to indemnify the Company against certain environmental and other liabilities under certain circumstances. Also, the Company and certain of the parties referred to above carry certain insurance coverages for environmental matters. To date, those parties have performed their obligation in all material respects. The Company has no reason to believe that such third parties would fail to perform their obligations in the future. However, if the Company were required to record a liability with respect to all or a portion of such matters on its balance sheet, the total liability could be significant.

       It is not possible to accurately quantify the potential financial impact of actions regarding environmental matters, but the Company believes, based on past experience and current evaluations, that the outcome of these actions is not likely to have a material adverse effect on the future results of operations, financial position, or cash flows of the Company.

NEW ACCOUNTING STANDARDS

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Impairment or Disposal of Long-lived Assets". Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", and provides a single accounting model for long-lived assets to be disposed of. Statement No. 144 is effective for the Company's financial statements beginning in January 2002. The adoption of this Statement is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 modifies accounting for business combinations after June 30, 2001, and requires use of the purchase method of accounting. It also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. Statement No. 142 is effective January 1, 2002, and requires that goodwill and intangibles with indefinite useful lives no longer be amortized, (including goodwill that was acquired in a business combination after June 30, 2001). Goodwill existing at the date of adoption of Statement No. 142 will be tested for impairment at least annually in accordance with the provisions of the Statement. Goodwill acquired in business combinations completed before July 1, 2001 will not be amortized after December 31, 2001. The Company is still assessing the full impact of Statement No. 142 and its future effect on the Company's consolidated financial statements. Application of the non-amortization provisions of Statement No. 142 will result in the elimination of approximately $12.1 million of goodwill amortization expense annually, or $0.30 per diluted share after tax. Upon initial adoption of Statement No. 142, the Company does not expect the impairment provisions or other provisions of the Statement to have a material effect on its results of operations or financial position.

     FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", became effective on April 1, 2001. In the second quarter of 2001, the Company decided not to modify its existing accounts receivable securitization agreements to meet the new accounting requirements to continue sales treatment for financial assets transferred to its special purpose subsidiary. Accordingly, as of April 1, 2001, the Company consolidated its special purpose subsidiary by recording the outstanding balance of the financial assets transferred to its special purpose subsidiary on the Company's consolidated balance sheet as collateralized secured borrowings. Such amount totaled $47 million in accounts receivable on April 1, 2001. This change in accounting had no significant effect on the Company's net income, or earnings per share. As of December 31, 2001, $47 million of the $75 million secured credit facility had been used.

     The provisions of Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and related amendments and interpretations became effective for the Company beginning January 1, 2001, including the interim periods of that year. As a result of the Company's limited use of derivative financial instruments, adoption of this Statement did not have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

INTERNAL REINVESTMENT

  Capital Expenditures

     Capital expenditures were $29.4 million for 2001, compared with $29.6 million for 2000. Approximately 78% of the expenditures in 2001 were for equipment to increase productivity and expand capacity. The Company's 2002 capital expenditures are expected to decrease slightly when compared with 2001 levels, with a continuing emphasis on capital spending to improve productivity and expand low-cost manufacturing facilities.

  Product Development and Engineering

     Product development and engineering expenses are directed toward the development and improvement of new and existing products and processes. Such expenses were $45.2 million in 2001, a decrease from

$45.9 million for 2000, and $42.2 million for 1999. Included in the amounts above are net expenses for research and development of $22.6 million for 2001, $23.8 million for 2000, and $21.6 million for 1999.

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

MARKET RISK

     The Company's primary exposure to market risks are fluctuations in interest rates on its short-term and long-term debt and in foreign currency exchange rates.

     The Company's long-term debt is fixed-rate and its short-term debt is variable-rate. These financial instruments are more fully described in the notes to the financial statements.

     The foreign currencies to which the Company has exchange rate exposure include the Euro, the Japanese Yen, and the British Pound Sterling. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the use of natural hedges and local borrowings in the foreign country affected. Translation of foreign financial statements into U.S. dollars have not had a significant effect on the operating results reported by the Company.

     Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

FORWARD-LOOKING INFORMATION

     Certain matters discussed in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause, the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

     - An economic slowdown, or unforeseen price reductions in the Company's global market segments, with adverse effects on profit margins.

     - The Company's ability to continue achieving its cost reduction objectives, due in part to varying prices and availability of certain raw materials and semifinished materials and components.

     - Underutilization of the Company's existing factories and plants, or plant expansions or new plants, possibly resulting in production inefficiencies. Higher than anticipated, or unanticipated start-up expenses and production delays at new plants.

     - The unanticipated expenses of divesting businesses, or of assimilating newly acquired businesses into the Company's business structure, as well as the impact of unusual expenses from business strategies, asset valuations, acquisitions, divestitures and organizational structures. Acquisition and divestiture strategies may face legal and regulatory delays and other unforeseeable obstacles beyond the Company's control.

     - The increased cost and the ability to obtain property and liability insurance due to uncertainty in worldwide insurance and reinsurance markets.

     - Unpredictable delays or difficulties in the development of key new product programs, and the risk of not recovering major research and development expenses, and/or the risks of major technological shifts away from the Company's technologies and core competencies.

     - A prolonged slowing of the growth rate in the U.S. and Europe for electric motor products, aerospace, heavy-vehicle and process instrumentation, as well as a restriction in the ability of heavy-vehicle manufacturers to secure components manufactured by outside suppliers.

     - Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

     - The effects, in the United States and abroad, of changes in trade practices; monetary and fiscal policies; laws and regulations; other activities of governments, agencies and similar organizations; and social and economic conditions, such as trade restrictions or prohibitions; unforeseen inflationary pressures and monetary fluctuation; import and other charges or taxes; the ability or inability of the Company to obtain, or hedge, foreign currencies, foreign currency exchange rates and fluctuation in those rates. This would include extreme currency fluctuations; protectionism and confiscation of assets; nationalizations and unstable governments and legal systems, and intergovernmental disputes.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information concerning market risk is set forth under the heading "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 24 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                                                               PAGE
                                                               ----
INDEX TO FINANCIAL STATEMENTS (ITEM 14(A)1)
Report of Independent Auditors..............................     26
Consolidated Statement of Income for the years ended
  December 31, 2001, 2000, and 1999.........................     27
Consolidated Balance Sheet at December 31, 2001 and 2000....     28
Consolidated Statement of Stockholders' Equity for the years
  ended December 31, 2001, 2000, and 1999...................     29
Consolidated Statement of Cash Flows for the years ended
  December 31, 2001, 2000, and 1999.........................     30
Notes to Consolidated Financial Statements..................     31

FINANCIAL STATEMENT SCHEDULES (ITEM 14(A)2)

     Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of AMETEK, Inc.

     We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Philadelphia, PA
January 29, 2002

                                  AMETEK, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------
                                                                 2001             2000            1999
                                                            --------------   --------------   ------------
                                                             (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER
                                                                            SHARE AMOUNTS)
NET SALES.................................................    $1,019,289       $1,024,660       $924,797
                                                              ----------       ----------       --------
Expenses:
  Cost of sales (excluding depreciation)..................       777,919          761,548        696,011
  Selling, general and administrative.....................        98,655           95,147         79,351
  Depreciation............................................        33,165           32,075         30,638
                                                              ----------       ----------       --------
          Total expenses..................................       909,739          888,770        806,000
                                                              ----------       ----------       --------
OPERATING INCOME..........................................       109,550          135,890        118,797
Other income (expenses):
  Interest expense........................................       (27,913)         (29,203)       (24,776)
  Other, net..............................................         2,725             (549)           440
                                                              ----------       ----------       --------
Income before income taxes................................        84,362          106,138         94,461
Provision for income taxes................................        18,251           37,606         33,693
                                                              ----------       ----------       --------
Net income................................................    $   66,111       $   68,532       $ 60,768
                                                              ==========       ==========       ========
Basic earnings per share..................................    $     2.01       $     2.13       $   1.88
                                                              ==========       ==========       ========
Diluted earnings per share................................    $     1.98       $     2.11       $   1.85
                                                              ==========       ==========       ========
Average common shares outstanding:
  Basic shares............................................        32,838           32,131         32,297
                                                              ==========       ==========       ========
  Diluted shares..........................................        33,445           32,534         32,925
                                                              ==========       ==========       ========

                            See accompanying notes.

                                  AMETEK, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              -----------   ---------
                                                              (DOLLARS IN THOUSANDS,
                                                                 EXCEPT SHARE AND
                                                                PER SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   14,139    $  7,187
  Marketable securities.....................................       8,215       8,111
  Receivables, less allowance for possible losses...........     181,031     139,568
  Inventories...............................................     152,525     129,365
  Deferred income taxes.....................................      10,096      10,516
  Other current assets......................................      13,341       8,353
                                                              ----------    --------
          Total current assets..............................     379,347     303,100
Property, plant and equipment, net..........................     214,494     213,955
Goodwill, net of accumulated amortization...................     387,420     299,479
Investments and other assets................................      48,028      42,454
                                                              ----------    --------
          Total assets......................................  $1,029,289    $858,988
                                                              ==========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term
     debt...................................................  $  167,399    $127,601
  Accounts payable..........................................      86,707      87,315
  Income taxes payable......................................       1,541      12,347
  Accrued liabilities.......................................      80,503      70,392
                                                              ----------    --------
          Total current liabilities.........................     336,150     297,655
Long-term debt..............................................     303,434     233,616
Deferred income taxes.......................................      33,496      33,166
Other long-term liabilities.................................      21,151      13,713
Stockholders' equity :
  Preferred stock, $0.01 par value; authorized: 5,000,000
     shares; none issued....................................          --          --
  Common stock, $0.01 par value; authorized: 100,000,000
     shares;
     issued: 2001 -- 33,412,873 shares; 2000 -- 33,376,491
     shares.................................................         334         334
  Capital in excess of par value............................         683       2,248
  Retained earnings.........................................     388,929     330,696
  Accumulated other comprehensive losses....................     (37,023)    (30,165)
  Less: Cost of shares held in treasury: 2001 -- 596,643
     shares;
     2000 -- 931,295 shares.................................     (17,865)    (22,275)
                                                              ----------    --------
          Total stockholders' equity........................     335,058     280,838
                                                              ----------    --------
          Total liabilities and stockholders' equity........  $1,029,289    $858,988
                                                              ==========    ========

                            See accompanying notes.

                                  AMETEK, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                2001                            2000                            1999
                                    -----------------------------   -----------------------------   -----------------------------
                                    COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE   STOCKHOLDERS'
                                       INCOME          EQUITY          INCOME          EQUITY          INCOME          EQUITY
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                       (DOLLARS IN THOUSANDS)
CAPITAL STOCK
Preferred Stock, $.01 par value...                    $     --                        $     --                        $     --
                                                      --------                        --------                        --------
Common Stock, $.01 par value......
Balance at the beginning of the
 year.............................                         334                             334                             334
                                                      --------                        --------                        --------
 Balance at the end of the year...                         334                             334                             334
                                                      --------                        --------                        --------
CAPITAL IN EXCESS OF PAR VALUE
Balance at the beginning of the
 year.............................                       2,248                           2,041                           4,727
Employee stock option, savings and
 award plans......................                      (1,565)                            207                          (2,686)
                                                      --------                        --------                        --------
 Balance at the end of the year...                         683                           2,248                           2,041
                                                      --------                        --------                        --------
RETAINED EARNINGS
Balance at the beginning of the
 year.............................                     330,696                         269,861                         216,837
Net income........................     $66,111          66,111         $68,532          68,532        $ 60,768          60,768
                                       -------                         -------                        --------
Cash dividends paid...............                      (7,878)                         (7,697)                         (7,744)
                                                      --------                        --------                        --------
 Balance at the end of the year...                     388,929                         330,696                         269,861
                                                      --------                        --------                        --------
ACCUMULATED OTHER COMPREHENSIVE
 LOSSES(1)
Foreign currency translation:
Balance at the beginning of the
 year.............................                     (30,467)                        (26,292)                        (16,277)
Translation adjustments...........      (2,424)         (2,424)         (4,175)         (4,175)        (10,015)        (10,015)
                                                      --------                        --------                        --------
 Balance at the end of the year...                     (32,891)                        (30,467)                        (26,292)
                                                      --------                        --------                        --------
Minimum pension liability
 adjustment:
Balance at the beginning of the
 year.............................                        (169)                           (280)                         (4,012)
Adjustments during the year.......      (4,511)         (4,511)            111             111           3,732           3,732
                                                      --------                        --------                        --------
 Balance at the end of the year...                      (4,680)                           (169)                           (280)
                                                      --------                        --------                        --------
Valuation adjustments for
 marketable securities and other:
Balance at the beginning of the
 year.............................                         471                            (823)                           (575)
 Decrease (increase) in marketable
   securities (2).................          77              77           1,294           1,294            (248)           (248)
                                       -------        --------         -------        --------        --------        --------
 Balance at the end of the year...                         548                             471                            (823)
                                                      --------                        --------                        --------
Total other comprehensive loss for
 the year.........................      (6,858)                         (2,770)                         (6,531)
                                       -------                         -------                        --------
Total comprehensive income for the
 year.............................     $59,253                         $65,762                        $ 54,237
                                       =======                         =======                        ========
Accumulated other comprehensive
 loss at the end of the year......                     (37,023)                        (30,165)                        (27,395)
                                                      ========                        ========                        ========
TREASURY STOCK
Balance at the beginning of the
 year.............................                     (22,275)                        (28,625)                        (26,985)
Employee stock option, savings and
 award plans......................                      16,038                           7,961                           7,641
Purchase of treasury stock........                     (11,628)                         (1,611)                         (9,281)
                                                      --------                        --------                        --------
 Balance at the end of the year...                     (17,865)                        (22,275)                        (28,625)
                                                      --------                        --------                        --------
 Total Stockholders' Equity.......                    $335,058                        $280,838                        $216,216
                                                      ========                        ========                        ========

---------------

(1) Amounts presented are net of tax based on an average effective tax rate of 35%, except for foreign currency translation adjustments, which are presented on a pretax basis.

(2) Includes reclassification adjustment for gains included in net income for 2001, 2000, and 1999 of $0.6 million, $0.3 million, and $0.1 million, respectively.

                            See accompanying notes.

                                  AMETEK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
CASH PROVIDED BY (USED FOR):
Operating activities:
  Net income..............................................  $  66,111   $  68,532   $  60,768
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization........................     46,450      43,257      39,624
     Deferred income taxes................................      3,681       6,430       5,118
     Changes in assets and liabilities (net of
       acquisitions):
       Decrease (increase) in receivables.................     25,082     (16,782)     (7,008)
       Increase in inventories and other current assets...     (6,139)     (6,622)        (68)
       Decrease in payables, accruals, and income taxes...    (24,422)     (4,390)     (6,861)
       (Decrease) increase in other long-term
          liabilities.....................................     (6,537)    (14,866)      1,568
     Other................................................     (3,092)      3,165      (6,572)
                                                            ---------   ---------   ---------
  Total operating activities (before receivable
     securitization transactions).........................    101,134      78,724      86,569
  (Decrease) increase in accounts receivable
     securitization.......................................    (45,000)      1,000      44,000
                                                            ---------   ---------   ---------
Total operating activities................................     56,134      79,724     130,569
                                                            ---------   ---------   ---------
Investing activities:
  Additions to property, plant and equipment..............    (29,415)    (29,554)    (30,331)
  Purchase of businesses..................................   (131,793)    (81,017)   (147,470)
  Proceeds from sale of assets............................         --       3,314      29,515
  Other...................................................      8,684        (143)        255
                                                            ---------   ---------   ---------
Total investing activities................................   (152,524)   (107,400)   (148,031)
                                                            ---------   ---------   ---------
Financing activities:
  Net change in short-term borrowings.....................     37,747      25,154      37,820
  Additional long-term borrowings.........................     73,321       3,003       5,201
  Reduction in long-term borrowings.......................       (721)       (271)    (14,309)
  Repurchases of common stock.............................    (11,628)     (1,611)     (9,281)
  Cash dividends paid.....................................     (7,878)     (7,697)     (7,744)
  Proceeds from stock options and other...................     12,501       7,649       4,643
                                                            ---------   ---------   ---------
Total financing activities................................    103,342      26,227      16,330
                                                            ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents..........      6,952      (1,449)     (1,132)
Cash and cash equivalents:
  Beginning of year.......................................      7,187       8,636       9,768
                                                            ---------   ---------   ---------
  End of year.............................................  $  14,139   $   7,187   $   8,636
                                                            =========   =========   =========

                            See accompanying notes.

                                  AMETEK, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

     The accompanying consolidated financial statements reflect the operations, financial position and cash flows of AMETEK, Inc. (the "Company"), and include the accounts of the Company and subsidiaries, after elimination of all significant intercompany transactions in consolidation. The Company's investment in 50% or less owned joint ventures are accounted for by the equity method of accounting. Such investments are not significant.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents, Securities, and Other Investments

     All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2001 and 2000, all of the Company's equity securities and fixed-income securities (primarily those of a captive insurance subsidiary) are considered available-for-sale. The aggregate market value of such securities at December 31, 2001 and 2000 was: 2001 - $16.6 million ($16.3 million amortized cost) and 2000 - $16.4 million ($16.0 million amortized cost). The Company's other investments are accounted for by the equity method.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined principally by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated net proceeds from sales. The excess of the first-in, first-out (FIFO) value over the LIFO value at December 31, 2001 and 2000 was $29.1 million and $31.6 million, respectively.

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

Research and Development

     Company-funded research and development costs are charged to operations as incurred and during the past three years were: 2001 - $22.6 million, 2000 - $23.8 million, and 1999 - $21.6 million.

                                  AMETEK, INC.

Earnings Per Share

     The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. The calculation of diluted earnings per share includes the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

                                                               2001     2000     1999
WEIGHTED AVERAGE SHARES (IN THOUSANDS):                       ------   ------   ------
Basic.......................................................  32,838   32,131   32,297
Stock option and award plans................................     607      403      628
                                                              ------   ------   ------
Diluted.....................................................  33,445   32,534   32,925
                                                              ======   ======   ======

Foreign Currency Translation

     Assets and liabilities of foreign operations are translated using exchange rates in effect at the balance sheet date, and their results of operations are translated using average exchange rates for the year. Certain transactions of the Company and its subsidiaries are made in currencies other than their functional currency. Exchange gains and losses from those transactions are included in operating results for the year.

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages entities to record compensation expense for stock-based employee compensation plans at fair value, but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company accounts for stock-based compensation in accordance with APB 25. Note 7 presents pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans.

Derivative Financial Instruments

     The Company makes limited use of derivative financial instruments to manage interest rate, foreign exchange, and forward contract exposure. The Company does not hold or trade in derivatives for speculative purposes. Interest rate swap and cap agreements are sometimes used to manage the interest rate characteristics of certain outstanding revolving credit loans to a more desirable fixed or variable rate basis, or to limit the Company's exposure to rising interest rates. These swaps and caps are matched with the underlying fixed or variable rate debt, and any periodic cash payments are accrued on a settlement basis and accounted for as adjustments to interest costs. A realized gain of $0.4 million was recorded in 2001 related to the settlement of an interest rate swap. There are no interest rate swap or cap agreements in place at December 31, 2001. Foreign currency option contracts, foreign currency exchange contracts, and foreign currency swap agreements may be entered into to mitigate the translation exposure from investments in certain foreign subsidiaries. Realized and unrealized gains and losses from these instruments are recognized when the underlying hedged instrument is settled. Foreign currency forward contracts are entered into from time-to-time to hedge specific firm commitments for certain export sales, thereby minimizing the Company's exposure to foreign currency fluctuation. These contracts are entered into for periods generally not to exceed one year. Unrealized gains and losses from these contracts are deferred and are recognized in operations as the related sales and purchases occur. Realized and unrealized changes in the fair value of derivatives related to items that no longer exist, or that are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item. There are no carrying amounts related to the above derivative financial instruments in the consolidated balance sheet and the Company had no derivatives outstanding at Decem-

                                  AMETEK, INC.

ber 31, 2001. At December 31, 2000, the interest rate swap agreement, referred to above, was the only derivative outstanding.

Intangible Assets

     The excess of cost over the fair value of net assets acquired (goodwill) is being amortized on a straight-line basis primarily over a 30-year period for all acquisitions made prior to July 1, 2001. The Company reviews the carrying value of intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If such an event occurred, the Company would prepare projections of future cash flows for the applicable business. If such projections indicated that goodwill would not be recoverable, the Company's carrying value of such asset would be reduced by the estimated excess of such value over the projected discounted cash flows of the underlying businesses. Patents are being amortized on a straight-line basis over their estimated useful lives of 9 to 17 years. Other acquired intangibles are being amortized on a straight-line basis over their estimated useful lives of 5 to 30 years. The goodwill and other intangible assets with indefinite useful lives associated with acquisitions consummated after June 30, 2001 are not being amortized in accordance with the transition provision of FASB Statement No. 142, see note 2 for further discussion.

Reclassifications

     Certain amounts appearing in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

2.  ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Impairment or Disposal of Long-lived Assets". Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", and provides a single accounting model for long-lived assets to be disposed of. Statement No. 144 is effective for the Company's financial statements beginning in January 2002. The adoption of this Statement is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 modifies accounting for business combinations after June 30, 2001, and requires use of the purchase method of accounting. It also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. Statement No. 142 is effective January 1, 2002, and requires that goodwill and intangibles with indefinite useful lives no longer be amortized (including goodwill that was acquired in a business combination after June 30, 2001). Goodwill existing at the date of adoption of Statement No. 142 will be tested for impairment at least annually in accordance with the provisions of the Statement. Goodwill acquired in business combinations completed before July 1, 2001 will not be amortized after December 31, 2001. The Company is still assessing the full impact of Statement No. 142 and its future effect on the Company's consolidated financial statements. Application of the non-amortization provisions of Statement No. 142 will result in the elimination of approximately $12.1 million of goodwill amortization expense annually, or $0.30 per diluted share. Upon initial adoption of Statement No. 142, the Company does not expect the impairment provisions or other provisions of the Statement to have a material effect on its results of operations or financial position.

     FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", became effective on April 1, 2001. In the second quarter of 2001, the Company decided not to modify its existing accounts receivable securitization agreements to meet the new accounting requirements to continue sales treatment for financial assets transferred to its special purpose subsidiary.

                                  AMETEK, INC.

Accordingly, as of April 1, 2001, the Company consolidated its special purpose subsidiary by recording the outstanding balance of the financial assets transferred to its special purpose subsidiary on the Company's consolidated balance sheet as collateralized secured borrowings. Such amount totaled $47 million in accounts receivable on April 1, 2001. This change in accounting had no significant effect on the Company's net income, or earnings per share. As of December 31, 2001, $47 million of the $75 million secured credit facility had been used.

     The provisions of Statement No. 133 ("Accounting for Derivative Instruments and Hedging Activities") and related amendments and interpretations became effective for the Company beginning January 1, 2001, including the interim periods of that year. Based on the Company's limited use of derivative financial instruments, adoption of this Statement did not have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

3.  ACQUISITIONS

     In 2001, the Company made three acquisitions. In May 2001, the Company acquired from SPX Corporation the assets of GS Electric, a leading U.S. manufacturer of universal and permanent magnet motors for the global floor care and other markets for approximately $32.0 million in cash. GS Electric is now part of the Company's Electromechanical Group. In July 2001, the Company acquired EDAX, Inc., a leading manufacturer of analytic instrumentation, which complements the Company's process and analytical instruments product lines from Panta Electronics for approximately $37.0 million in cash. In December 2001, the Company acquired from PerkinElmer, Inc., Instruments for Research and Applied Science "IRAS", a leading developer and manufacturer of advanced analytical instrumentation that is used in a number of applications including nuclear spectroscopy, research electrochemistry and electronic signal processing for approximately $63.0 million. EDAX and IRAS are now part of the Company's Electronic Instruments Group. Together with the EDAX acquisition, IRAS greatly expands our presence in the laboratory and research markets. The aggregate purchase price paid for the 2001 acquisitions is subject to adjustment for finalization of the value of the net assets acquired.

     As of July 1, 2001, The Company adopted FASB Statement No. 141 "Accounting for Business Combinations," (see Note 2). Statement No. 141 is effective for business combinations after June 30, 2001. The EDAX and IRAS acquisitions are subject to the provisions of Statement No. 141. The following table summarizes the preliminary allocation of the purchase price paid for EDAX and IRAS to the assets acquired and liabilities assumed at the dates of acquisition:

                                                               IN THOUSANDS
                                                               ------------
Working capital.............................................     $ 20,000
Property, plant and equipment...............................        4,000
Goodwill....................................................       76,000
                                                                 --------
Net assets acquired.........................................     $100,000
                                                                 ========

     Among other things, the Company is in the process of obtaining third party valuation of certain tangible and intangible assets acquired with EDAX and IRAS. Therefore, the allocation of the purchase price to these acquisitions, as well as the GS Electric acquisition, is subject to revision.

     In 2000, the Company made two acquisitions. In August 2000, the Company acquired the assets of certain businesses of Prestolite Electric Incorporated. The acquired businesses consist of Prestolite's Switch Division, its Industrial Battery Charger business, and its Direct-Current (DC) motor business, which is now a part of the Electromechanical Group. Additionally, in September 2000, the Company acquired the assets of Rochester Instrument Systems, a leading supplier for the electric power generation market, which is now a

                                  AMETEK, INC.

part of the Electronic Instruments Group. The aggregate purchase price paid for the 2000 acquisitions was $81 million.

     In 1999, the Company made four acquisitions, which operate as part of the Electronic Instruments Group. In January 1999, the Company acquired all of the outstanding shares of National Controls Corporation, a leading U.S. manufacturer of electronic instruments and controls for food service equipment. In April 1999, the Company acquired substantially all of the assets of Gulton-Statham Transducers, a leading manufacturer of high-accuracy electronic pressure transmitters and transducers for the aerospace and industrial markets, from Mark IV Industries, Inc. In July 1999, the Company acquired Patriot Sensors and Controls Corporation, a leading manufacturer of position sensors, tank gauges and aviation transducers, from First Atlantic Capital, Ltd. These products are used in a wide range of industrial and aerospace applications. In December 1999, the Company acquired Drexelbrook Engineering Company (Drexelbrook). Drexelbrook designs and manufactures point level and continuous level measurement and control devices and flow measurement instrumentation. These instruments are used in a variety of end markets, including chemical, petrochemical, pharmaceutical, food and beverage, pulp and paper, water and wastewater. The aggregate purchase price paid for the 1999 acquisitions was $147.5 million.

     As of the closing dates, the Company also recorded liabilities as a component of the purchase price for estimated future pension obligations, and for specific personnel-related costs associated with the relocation and consolidation of certain operations of the acquired businesses.

     All of the above acquisitions were accounted for by the purchase method, and accordingly, the results of their operations are included in the Company's consolidated results from their respective dates of acquisition. Drexelbrook was consolidated with the Company's results for the first time beginning in January 2000. The estimated goodwill acquired with businesses purchased prior to July 1, 2001 has been amortized on a straight-line basis over thirty years. For businesses acquired after June 30, 2001, estimated goodwill and intangibles acquired with indefinite useful lives are not amortized, in accordance with the transition provision of FASB Statement No. 142.

     Had the 2001 and 2000 acquisitions been made at the beginning of 2000, pro forma net sales for 2001 and 2000 would have been $1,106.3 million and $1,239.2 million. Pro forma net income and diluted earnings per share would not have been materially different than those reported for the respective periods.

                                  AMETEK, INC.

4.  OTHER BALANCE SHEET INFORMATION

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
INVENTORIES
  Finished goods and parts..................................  $ 31,313   $ 22,879
  Work in process...........................................    36,925     31,020
  Raw materials and purchased parts.........................    84,287     75,466
                                                              --------   --------
                                                              $152,525   $129,365
                                                              ========   ========
PROPERTY, PLANT AND EQUIPMENT, at cost
  Land......................................................  $  8,902   $  9,138
  Buildings.................................................   112,837    105,335
  Machinery and equipment...................................   440,014    414,048
                                                              --------   --------
                                                               561,753    528,521
  Less accumulated depreciation.............................  (347,259)  (314,566)
                                                              --------   --------
                                                              $214,494   $213,955
                                                              ========   ========

GOODWILL, at cost...........................................  $426,575   $327,320
Less accumulated amortization...............................   (39,155)   (27,841)
                                                              --------   --------
                                                              $387,420   $299,479
                                                              ========   ========

INVESTMENTS & OTHER ASSETS
  Other intangibles, at cost:
     Patents................................................  $ 21,474   $ 21,448
     Other acquired intangibles.............................    47,708     47,513
     Less accumulated amortization..........................   (65,484)   (64,701)
                                                              --------   --------
          Subtotal..........................................     3,698      4,260
  Investments...............................................    15,722     15,727
  Other.....................................................    28,608     22,467
                                                              --------   --------
                                                              $ 48,028   $ 42,454
                                                              ========   ========
ACCRUED LIABILITIES
  Accrued employee compensation and benefits................  $ 24,910   $ 27,968
  Other.....................................................    55,593     42,424
                                                              --------   --------
                                                              $ 80,503   $ 70,392
                                                              ========   ========

                                  AMETEK, INC.

                                                               2001     2000     1999
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES
  RECEIVABLE
Balance at beginning of year................................  $4,318   $3,994   $4,580
Additions charged to expense................................   4,135      264       43
Recoveries credited to allowance............................     143       43      100
Write-offs..................................................  (1,264)    (157)  (1,119)
Allowance acquired with new businesses......................     322      214      502
Currency translation adjustment and other...................     (12)     (40)    (112)
                                                              ------   ------   ------
Balance at end of year......................................  $7,642   $4,318   $3,994
                                                              ======   ======   ======

5.  LONG-TERM DEBT

     At December 31, 2001 and 2000, long-term debt consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
7.20% Senior Notes due 2008.................................  $225,000   $225,000
Revolving credit loans......................................    73,321         --
Other, principally foreign..................................     6,367      9,938
                                                              --------   --------
                                                               304,688    234,938
Less: current portion.......................................    (1,254)    (1,322)
                                                              --------   --------
Total long-term debt........................................  $303,434   $233,616
                                                              ========   ========

     Maturities of long-term debt outstanding at December 31, 2001 are as follows: $2.1 million in 2003; $1.9 million in 2004; $0.1 million in 2005; $73.4 million in 2006; and $225.9 million in 2007 and thereafter.

     On September 17, 2001, the Company completed a new $300 million Revolving Credit Facility that matures in 2006. The new five-year Revolving Credit Facility is unsecured and replaces a $195 million credit facility that would have expired in 2002. Interest rates on outstanding loans under the Revolving Credit Facility are either based on the London Interbank Offered Rate (LIBOR), plus a negotiated spread over LIBOR, or at the U.S. prime rate. At December 31, 2001, the Company had $178.9 million in revolving credit loans outstanding at a blended rate of 3.2%, of which $105.6 million is included in short-term borrowings and $73.3 million is included in long-term debt.

     The new Revolving Credit Facility places certain restrictions on allowable foreign debt, and the measurement of the pro forma effect of potential acquisitions in certain debt covenant compliance calculations. The Revolving Credit Facility also places certain restrictions on certain cash payments, including the payment of dividends. At December 31, 2001, retained earnings of approximately $17.2 million were not subject to the dividend limitation.

     Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of approximately $31.6 million, of which $19.2 million was outstanding at December 31, 2001, including $4.4 million reported in long-term debt. The weighted average interest rate on total debt outstanding at December 31, 2001 and 2000 was 5.2% and 7.3%, respectively. The Company also had outstanding letters of credit totaling $17.0 million at December 31, 2001.

                                  AMETEK, INC.

  Accounts Receivable Financing

     On November 30, 2001, the Company amended its accounts receivable financing agreement with a bank whereby it can borrow up to $75 million against its trade accounts receivable (previously $50 million). In April 2001, the Company decided not to modify the structure of its accounts receivable securitizations which would have continued its off-balance sheet treatment of the transferred accounts receivable to its special purpose subsidiary to secure a like amount of off-balance sheet debt. Accordingly, as of April 1, 2001, the Company recorded on its balance sheet the outstanding balance of the accounts receivable and related debt as collateralized secured borrowings. This amount was $47 million in accounts receivable and related debt on April 1, 2001. At December 31, 2001 and 2000, $47.0 million and $45.0 million, respectively, was used under this secured credit facility. Financing costs associated with the sale of accounts receivable is included in interest expense.

6.  STOCKHOLDERS' EQUITY

     In 2001, the Company repurchased 440,000 shares of its common stock, under its current share repurchase authorization, at a total cost of $11.6 million. This compares with repurchases of 83,500 shares at a total cost of $1.6 million in 2000. At December 31, 2001, approximately $16 million of the current $50 million authorization was unexpended. At December 31, 2001, the Company held approximately 0.6 million shares in its treasury at a cost of $17.9 million compared with approximately 0.9 million shares at a cost of $22.3 million at the end of 2000. The number of shares outstanding at December 31, 2001 was 32.8 million shares, compared with 32.4 million shares at December 31, 2000.

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

7.  STOCK OPTION AND AWARD PLANS

     The Company's 1999 Stock Incentive Plan provides for the grant of up to 2.0 million shares of common stock to eligible employees and non-employee directors of the Company in the form of options, phantom stock awards, restricted stock awards and stock rights. The Company's 1997 Stock Incentive Plan permits the grant of up to 3.8 million shares of common stock. Stock options may be granted as non-qualified stock options or as incentive stock options.

     Restricted awards of the Company's common stock are made to eligible employees and non-employee directors, at such cost to the grantee, as the stock option committee of the Board of Directors may determine. Such shares are issued subject to certain conditions with respect to transfer and other restrictions as prescribed by the plan. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market price of the shares awarded over the price paid by the grantee at the date of grant, is charged to stockholders' equity and is amortized to expense over the periods until the restrictions lapse. The unamortized balance of unearned compensation related to restricted stock awards included in stockholders' equity at December 31, 2001 totaled $3.0 million. No restricted stock awards were granted in 2001. In December 2000, the Company awarded 150,000 shares of restricted stock to its Chairman and Chief Executive Officer. The expense related to restricted stock is not significant. Under the terms of the existing Stock Incentive Plans, at December 31, 2001, 207,064 additional restricted stock awards may be granted.

     In 2001, the Company reserved 9,694 shares, net of share adjustments for terminations, under a Supplemental Executive Retirement Plan ("SERP"), bringing the total number of shares reserved to 103,805

                                  AMETEK, INC.

shares. Charges to expense under the SERP, not significant in amount, are considered pension expense (see Note 10), with the offsetting credit reflected in stockholders' equity.

     At December 31, 2001, 3,439,372 (4,259,584 in 2000) shares of common stock were reserved for issuance (including stock options outstanding), under the 1999 and 1997 plans. The options are exercisable at prices not less than market prices on dates of grant, and in installments over four-to-ten-year-periods from dates of grant. The Company had no stock appreciation rights outstanding at December 31, 2001 or 2000. Stock appreciation rights, if and when issued, are exercisable for cash and/or shares of the Company's common stock when the related option is exercised. A charge to income would be made for these rights and the related options.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                 2001                        2000                        1999
                       -------------------------   -------------------------   -------------------------
                        SHARES      PRICE RANGE     SHARES      PRICE RANGE     SHARES      PRICE RANGE
                       ---------   -------------   ---------   -------------   ---------   -------------
Outstanding at
  beginning of
  year...............  2,956,595   $11.60-$30.34   2,907,991   $10.92-$30.34   2,687,031   $10.92-$30.34
Granted..............    505,650   $26.29-$30.64     566,150   $19.94-$24.44     717,400   $18.78-$24.84
Exercised............   (820,212)  $11.60-$30.34    (433,174)  $10.92-$20.00    (377,260)  $11.60-$22.00
Canceled.............    (88,425)  $19.94-$29.09     (84,372)  $14.15-$30.34    (119,180)  $14.15-$30.34
                       ---------   -------------   ---------   -------------   ---------   -------------
Outstanding at end of
  year...............  2,553,608   $14.15-$30.64   2,956,595   $11.60-$30.34   2,907,991   $10.92-$30.34
                       =========   =============   =========   =============   =========   =============
Exercisable at end of
  year...............  1,237,876   $14.15-$30.34   1,634,903   $11.60-$30.34   1,628,799   $10.92-$30.34
                       =========   =============   =========   =============   =========   =============

     The following table summarizes information pertaining to the Company's stock options outstanding at December 31, 2001:

                                                                   WEIGHTED
                                                     WEIGHTED      AVERAGE                      WEIGHTED
                                                     AVERAGE      REMAINING                     AVERAGE
                                        OPTIONS      EXERCISE    CONTRACTUAL       OPTIONS      EXERCISE
RANGE OF EXERCISE PRICES              OUTSTANDING     PRICE      LIFE (YEARS)    EXERCISABLE     PRICE
------------------------              -----------    --------    ------------    -----------    --------
$14.15-$18.20.....................       484,377      $14.61         4.1            484,377      $14.61
$18.21-$24.27.....................       905,042      $20.26         4.8            335,088      $20.32
$24.28-$30.64.....................     1,164,189      $27.30         5.0            418,411      $28.68
                                       ---------      ------         ---          ---------      ------
                                       2,553,608      $22.40         4.7          1,237,876      $20.91
                                       =========      ======         ===          =========      ======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Had compensation expense for such plans been determined in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for

                                  AMETEK, INC.

Stock-Based Compensation" pro forma net income and related per share amounts for the years ended December 31, 2001, 2000, and 1999 would have been as follows:

                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)}
Net income:
  As reported...............................................   $66,111     $68,532     $60,768
  Pro forma.................................................    63,834      66,452      58,838
Net income per share:
  Basic:
     As reported............................................   $  2.01     $  2.13     $  1.88
     Pro forma..............................................      1.94        2.07        1.82
  Diluted:
     As reported............................................      1.98        2.11        1.85
     Pro forma..............................................      1.94        2.07        1.82

     The weighted average fair value of each option grant on the grant date was $8.88 for 2001, $7.18 for 2000, and $6.65 for 1999. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the last three years.

                                                              2001   2000   1999
                                                              ----   ----   ----
Expected life (years).......................................   5.0    5.0    5.0
Expected volatility.........................................  35.3%  30.8%  28.0%
Dividend yield..............................................  0.85%   1.2%   1.2%
Risk-free interest rate.....................................  3.50%  6.61%  5.58%

8.  LEASES

     Minimum aggregate rental commitments under non-cancelable leases in effect at December 31, 2001 (principally for production and administrative facilities and equipment) amounted to $26.6 million consisting of annual payments of $5.5 million in 2002, $4.4 million in 2003, $3.7 million in 2004, $3.1 million in 2005, $2.9 million in 2006 and $7.0 million in 2007 and thereafter. Rental expense was $8.9 million in 2001, $8.1 million in 2000 and $6.9 million in 1999.

                                  AMETEK, INC.

9.  INCOME TAXES

     The components of income from continuing operations before income taxes and the details of the provision for income taxes are as follows:

                                                               2001       2000      1999
                                                              -------   --------   -------
                                                                     (IN THOUSANDS)
Income before income taxes:
  Domestic..................................................  $85,597   $ 97,302   $85,797
  Foreign...................................................   (1,235)     8,836     8,664
                                                              -------   --------   -------
Total.......................................................  $84,362   $106,138   $94,461
                                                              =======   ========   =======
Provision for income taxes:
  Current:
     Federal................................................  $14,721   $ 26,995   $26,421
     Foreign................................................    2,519      2,390     5,899
     State..................................................   (1,469)     1,541      (136)
                                                              -------   --------   -------
Total current...............................................   15,771     30,926    32,184
                                                              -------   --------   -------
  Deferred:
     Federal................................................    3,373      4,733     2,477
     Foreign................................................   (1,590)     1,230    (1,541)
     State..................................................      697        717       573
                                                              -------   --------   -------
Total deferred..............................................    2,480      6,680     1,509
                                                              -------   --------   -------
Total provision.............................................  $18,251   $ 37,606   $33,693
                                                              =======   ========   =======

     Significant components of the Company's deferred tax (asset) liability as of December 31 are as follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)}
Current deferred tax asset:
  Reserves not currently deductible.........................  $ (6,754)  $ (7,101)
  Other.....................................................    (3,342)    (3,415)
                                                              --------   --------
Net current deferred tax asset..............................   (10,096)   (10,516)
                                                              --------   --------
Noncurrent deferred tax (asset) liability:
  Differences in basis of property and accelerated
     depreciation...........................................    21,020     18,709
  Purchased tax benefits....................................     3,232      5,434
  Reserves not currently deductible.........................    (5,483)    (5,737)
  Other.....................................................    14,727     14,760
                                                              --------   --------
Noncurrent deferred tax liability...........................    33,496     33,166
                                                              --------   --------
Net deferred tax liability..................................  $ 23,400   $ 22,650
                                                              ========   ========

                                  AMETEK, INC.

     The effective rate of the provision for income taxes reconciles to the statutory rate as follows:

                                                              2001    2000   1999
                                                              -----   ----   ----
Statutory rate..............................................   35.0%  35.0%  35.0%
State income taxes, net of federal income tax benefit(a)....   (0.9)   1.4    0.3
Foreign Sales Corporation (FSC) tax credit..................   (5.0)  (3.3)  (3.0)
Differences between U.S. and foreign tax rates..............    2.1    1.0    1.8
Goodwill amortization.......................................    2.8    2.2    1.9
Settlement of prior years' tax audits(b)....................  (11.6)   0.0    0.0
Other.......................................................   (0.8)  (0.9)  (0.3)
                                                              -----   ----   ----
                                                               21.6%  35.4%  35.7%
                                                              =====   ====   ====

---------------

(a) Includes the reversal of certain prior years' excess state income tax accruals.

(b) At year-end 2001, U.S. tax authorities closed several open years for which the Company's income tax returns were under examination. As a result, the Company recognized a tax benefit of $10.5 million after tax. The benefit consisted of tax refunds received of $4.4 million (including interest) and the reversal of certain federal and state tax accruals totaling $6.1 million associated with the closed years.

     At December 31, 2001 and 2000, the Company had federal and foreign available net operating loss carryforwards of approximately $4.5 million and $2.5 million, respectively, to offset future taxable income. The federal carryforwards, from a subsidiary acquired in 1999, will expire in 2018 and 2019. The foreign carryforwards will expire in 2004 and 2006.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $48.7 million at December 31, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. deferred taxes has been made. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable.

10.  RETIREMENT AND PENSION PLANS

     The Company maintains noncontributory defined benefit pension plans. Benefits for eligible U.S. salaried and hourly employees are funded through trusts established in conjunction with the plans. The Company's funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits in accordance with the funding requirements of federal law and regulations. Assets of these plans are invested in a variety of equity and debt instruments and in pooled temporary funds, as well as in the Company's common stock, the investment in which is not material to total plan assets.

     The Company also sponsors a 401(K) retirement and savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. The Company matches employee contributions on a dollar-for-dollar basis up to 6% of eligible compensation or a maximum of $1,200 per participant.

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

                                  AMETEK, INC.

     The Company also has a retirement plan for its acquired businesses for the benefit of eligible employees. Company contributions are made for each participant up to a specified percentage, not to exceed 6% of the participant's base compensation.

     The Company has nonqualified unfunded retirement plans for its Directors and certain retired employees. It also provides supplemental retirement benefits, through contractual arrangements and/or a SERP covering certain current and former employees of the Company. These supplemental benefits are designed to compensate the employee for retirement benefits the executive would have been provided under the Company's primary retirement plan, except for statutory limitations on compensation that may be taken into account under those plans. The projected benefit obligations of the SERP and the contracts will primarily be funded by a grant of shares of the Company's common stock upon retirement or termination of the employee. The Company is providing for these obligations by charges to earnings over the applicable periods.

     Effective December 31, 2001, the Company changed the measurement date for pension amounts under its defined benefit plans from October 1 to December 31. This change determined the pension assets and liabilities of the affected plans as of the December 31 measurement date, but had no effect on pension income for 2001. Prior periods have not been restated for this change.

     The following table provides a reconciliation of the changes in benefit obligations and fair value of plan assets for the defined benefit plans for 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation
Net benefit obligation at beginning of period...............  $258,168   $253,672
Service cost................................................     4,422      4,918
Interest cost...............................................    20,523     19,410
Plan amendments.............................................       704      1,241
Actuarial loss (gain).......................................    23,925     (4,429)
Benefits paid...............................................   (22,172)   (16,644)
                                                              --------   --------
Net benefit obligation at end of period.....................  $285,570   $258,168
                                                              ========   ========
Change in plan assets
Fair value of plan assets at beginning of period............  $313,972   $291,158
Actual return on plan assets................................    (2,904)    38,162
Employer contributions......................................     2,292      1,296
Benefits paid...............................................   (22,172)   (16,644)
                                                              --------   --------
Fair value of plan assets at end of period..................  $291,188   $313,972
                                                              ========   ========

     The following table provides aggregate information for defined benefit pension plans with accumulated benefits in excess of plan assets:

                                                               2001      2000
                                                              -------   ------
                                                              (IN THOUSANDS)}
Projected benefit obligation................................  $76,160   $4,071
Accumulated benefit obligation..............................   73,781    4,071
Fair value of plan assets...................................   65,869      -0-

                                  AMETEK, INC.

     The following table provides the amounts recognized in the consolidated balance sheets at December 31, 2001 and 2000:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Funded status asset (liability)
Funded status at December 31................................  $ 5,618   $55,805
Unrecognized net actuarial loss (gain)......................   15,253   (40,942)
Unrecognized prior service cost.............................    3,447     3,611
Unrecognized net transition asset...........................     (309)     (908)
                                                              -------   -------
  Net amount recognized at December 31......................  $24,009   $17,566
                                                              =======   =======
Balance sheet asset (liability)
Prepaid benefit cost........................................  $29,040   $22,402
Accrued benefit liability...................................   (5,144)   (4,836)
Additional minimum liability................................   (9,460)     (397)
Intangible asset............................................    2,270       137
Accumulated other comprehensive income (before deferred tax
  benefit)..................................................    7,303       260
                                                              -------   -------
  Net amount recognized at December 31......................  $24,009   $17,566
                                                              =======   =======

     The following table provides the components of net periodic pension (income) expense for the last three years ended December 31:

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Defined benefit plans:
  Service cost for benefits earned during the period........  $  4,422   $  4,918   $  5,810
  Interest cost on projected benefit obligation.............    20,331     19,410     18,278
  Expected return on plan assets............................   (28,257)   (26,192)   (23,875)
  Net amortization..........................................    (1,172)       (45)       323
                                                              --------   --------   --------
Net pension (income) expense................................    (4,676)    (1,909)       536
Other plans:
  Defined contribution plans................................     5,390      5,227      5,178
  Supplemental retirement plans.............................       416        492        312
  Foreign plans and other...................................     2,009      1,709      1,920
                                                              --------   --------   --------
Total other plans...........................................     7,815      7,428      7,410
                                                              --------   --------   --------
Total net pension expense...................................  $  3,139   $  5,519   $  7,946
                                                              ========   ========   ========

     Assumptions used in accounting for the defined benefit plans as of December 31 of each year were (based on a measurement date of December 31st for 2001 and October 1st for 2000 and 1999):

                                                              2001    2000    1999
                                                              ----    ----    ----
Discount rate used in determining present values............  7.25%   8.00%   7.75%
Annual rate of increase in future compensation levels.......  4.00%   4.75%   4.75%
Expected long-term rate of return on plan assets............  9.25%   9.25%   9.25%

                                  AMETEK, INC.

     The Company has a deferred compensation plan which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest bearing fund, benefits from which are payable out of the general assets of the Company, or (b) a fund which invests in shares of the Company's common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $2.1 million, at December 31, 2001. Initial employee deferrals began January 1, 2000. Administrative expense for the plan is borne by the Company and is not significant.

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

11.  FINANCIAL INSTRUMENTS

     The Company makes limited use of derivative financial instruments, and does not use them for trading purposes. Such instruments are generally used to manage well-defined interest rate risks and to hedge firm commitments related to certain export sales denominated in a foreign currency.

     Interest rate swap and cap agreements are used to reduce the potential impact of increases in interest rates on the Company's borrowings. Accordingly, the Company may enter into these agreements to effectively convert floating-rate loans to fixed-rate loans and to cap certain interest rates that are indexed to LIBOR rates to reduce the risk from rising interest rates. In 2001, the Company did not enter into any such agreements and none are outstanding at December 31, 2001.

     Cross-currency and interest rate agreements may be used to hedge a portion of the Company's net investment in certain foreign subsidiaries. At December 31, 2001, no such agreements were outstanding. During 2001, the Company settled its outstanding interest rate swap agreement, which totaled $3.8 million. The gain on settlement of this agreement was $0.4 million.

     Forward currency contracts may be entered into from time to time to hedge certain firm export sales commitments denominated in foreign currencies. The purpose of such hedging activities is to protect the Company from the risk that the eventual net cash dollar inflows and outflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. At December 31, 2001 and 2000, the Company was not party to any forward currency contracts. The terms of the currency contracts are dependent on a firm commitment and generally do not exceed one year. Deferred gains and losses on such contracts, which are not significant, are recognized in operations as the related sales and purchases occurred.

     The estimated fair values of the Company's other financial instruments are compared below to the recorded amounts at December 31, 2001 and 2000. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 2001 and 2000 in the accompanying balance sheet.

                                                               ASSET (LIABILITY)
                                                 ---------------------------------------------
                                                   DECEMBER 31, 2001       DECEMBER 31, 2000
                                                 ---------------------   ---------------------
                                                 RECORDED      FAIR      RECORDED      FAIR
                                                  AMOUNT       VALUE      AMOUNT       VALUE
                                                 ---------   ---------   ---------   ---------
                                                                (IN THOUSANDS)
Fixed-income and equity investments............  $  15,214   $  15,214   $  15,703   $  15,703
Short-term borrowings..........................  $(166,145)  $(166,145)  $(126,279)  $(126,279)
Long-term debt (including current portion).....  $(304,688)  $(297,657)  $(234,938)  $(220,669)

                                  AMETEK, INC.

     The fair values of fixed-income investments are based on quoted market prices. The fair value of equity investments are based on amounts reported by the investee. The fair value of short-term borrowings is based on the carrying value at year-end. The fair value of the Company's long-term debt, which consists primarily of publicly traded notes, is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

12.  ADDITIONAL INCOME STATEMENT AND CASH FLOW INFORMATION

     Included in other income is interest and other investment income of $2.0 million, $1.5 million, and $2.6 million for 2001, 2000, and 1999, respectively. Income taxes paid in 2001, 2000, and 1999 were $27.6 million, $33.6 million, and $29.0 million, respectively. Cash paid for interest was $27.5 million, $30.2 million, and $24.3 million in 2001, 2000, and 1999, respectively.

13.  BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

Descriptive Information About Reportable Segments

     The Company has two reportable segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

     The Electronic Instruments Group produces instrumentation for various electronic applications that service certain types of transportation industries, including aircraft cockpit instruments and displays, airborne electronics systems that monitor and record flight and engine data, and pressure-temperature-flow and liquid-level sensors for commercial airlines and aircraft and jet engine manufacturers. The Group also produces analytic instrumentation for the laboratory and research markets, as well as instruments for foodservice equipment, measurement and monitoring instrumentation for various process industries and instruments and complete instrument panels for heavy truck manufacturers and heavy construction and agricultural vehicles. The Group also manufactures high-temperature-resistant and corrosion-resistant materials, as well as thermoplastic compounds for automotive, appliance, and telecommunications applications.

     The Electromechanical Group produces air-moving electric motors and motor-blower systems for manufacturers of floor care appliances and outdoor power equipment, fractional horsepower and brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. The Group also produces high-purity metal powders and alloys in powder, strip, and wire form for electronic components, aircraft and automotive products. Sales of electric motors, blowers, and fans represented 44.1% in 2001, 42.2% in 2000, and 43.8% in 1999 of the Company's consolidated net sales.

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

                                  AMETEK, INC.

REPORTABLE SEGMENT FINANCIAL INFORMATION

                                                               2001         2000        1999
                                                            ----------   ----------   --------
                                                                      (IN THOUSANDS)
Net sales:
  Electronic Instruments..................................  $  499,528   $  509,504   $451,072
  Electromechanical.......................................     519,761      515,156    473,725
                                                            ----------   ----------   --------
          Total consolidated..............................  $1,019,289   $1,024,660   $924,797
                                                            ==========   ==========   ========
Operating income and income before income taxes:
  Operating income:
     Electronic Instruments...............................  $   57,035   $   78,771   $ 69,965
     Electromechanical....................................      70,638       77,560     67,575
                                                            ----------   ----------   --------
          Total segment operating income..................     127,673      156,331    137,540
     Corporate administrative and other expenses..........     (18,123)     (20,441)   (18,743)
                                                            ----------   ----------   --------
  Consolidated operating income...........................     109,550      135,890    118,797
  Interest and other expenses, net........................     (25,188)     (29,752)   (24,336)
                                                            ----------   ----------   --------
  Consolidated income before income taxes.................  $   84,362   $  106,138   $ 94,461
                                                            ==========   ==========   ========
Assets:
  Electronic Instruments..................................  $  525,410   $  417,573   $386,309
  Electromechanical.......................................     437,802      387,983    332,493
                                                            ----------   ----------   --------
          Total segments..................................     963,212      805,556    718,802
  Corporate...............................................      66,077       53,432     49,348
                                                            ----------   ----------   --------
  Total consolidated......................................  $1,029,289   $  858,988   $768,150
                                                            ==========   ==========   ========
Additions to property, plant and equipment:(1)
  Electronic Instruments..................................  $   17,287   $   10,883   $ 29,323
  Electromechanical.......................................      16,229       19,292     17,531
                                                            ----------   ----------   --------
          Total segments..................................      33,516       30,175     46,854
  Corporate...............................................       1,888        3,557      2,398
                                                            ----------   ----------   --------
          Total consolidated..............................  $   35,404   $   33,732   $ 49,252
                                                            ==========   ==========   ========
Depreciation and amortization:
  Electronic Instruments..................................  $   19,824   $   18,939   $ 16,132
  Electromechanical.......................................      26,435       24,028     22,980
                                                            ----------   ----------   --------
          Total segments..................................      46,259       42,967     39,112
  Corporate...............................................         191          290        512
                                                            ----------   ----------   --------
          Total consolidated..............................  $   46,450   $   43,257   $ 39,624
                                                            ==========   ==========   ========

---------------

(1) Includes $6.0 million in 2001, $4.2 million in 2000, and $18.9 million in 1999 from acquired businesses.

                                  AMETEK, INC.

GEOGRAPHIC AREAS

     Information about the Company's operations in different geographic areas for the years ended December 31, 2001, 2000, and 1999 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

                                                               2001         2000        1999
                                                            ----------   ----------   --------
                                                                      (IN THOUSANDS)
Net sales:
  United States...........................................  $  698,044   $  699,713   $622,832
                                                            ----------   ----------   --------
  International(a):
     European Union countries.............................     118,964      118,934    123,116
     Asia.................................................      74,197       68,409     57,451
     Other foreign countries..............................     128,084      137,604    121,398
                                                            ----------   ----------   --------
          Total international.............................     321,245      324,947    301,965
                                                            ----------   ----------   --------
          Total consolidated..............................  $1,019,289   $1,024,660   $924,797
                                                            ==========   ==========   ========
Long-lived assets from continuing operations:
  United States...........................................  $  532,740   $  443,417   $390,749
                                                            ----------   ----------   --------
  International(b):
     European Union countries.............................      46,975       53,229     65,111
     Asia.................................................       4,914        4,710      4,424
     Other foreign countries..............................      28,097       20,827     19,811
                                                            ----------   ----------   --------
          Total international.............................      79,986       78,766     89,346
                                                            ----------   ----------   --------
          Total consolidated..............................  $  612,726   $  522,183   $480,095
                                                            ==========   ==========   ========

---------------

(a) Includes U.S. export sales of $170.0 million in 2001, $179.1 million in 2000, and $158.5 million in 1999.

(b) Represents long-lived assets of foreign-based operations only.

                                  AMETEK, INC.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FIRST      SECOND     THIRD      FOURTH      TOTAL
                                         QUARTER    QUARTER    QUARTER    QUARTER       YEAR
                                         --------   --------   --------   --------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)}
2001
NET SALES..............................  $264,071   $261,422   $256,533   $237,263   $1,019,289
OPERATING INCOME(A)....................  $ 35,703   $ 35,574   $ 32,966   $  5,307   $  109,550
NET INCOME(A)..........................  $ 18,272   $ 18,653   $ 17,727   $ 11,459   $   66,111
BASIC EARNINGS PER SHARE(A)(B).........  $   0.56   $   0.57   $   0.54   $   0.35   $     2.01
DILUTED EARNINGS PER SHARE(A)(B).......  $   0.55   $   0.56   $   0.53   $   0.34   $     1.98
DIVIDENDS PAID PER SHARE...............  $   0.06   $   0.06   $   0.06   $   0.06   $     0.24
COMMON STOCK TRADING RANGE:(C)
HIGH...................................     28.74      31.12      34.00      32.35        34.00
LOW....................................     23.65      25.35      21.37      25.55        21.37

2000
Net sales..............................  $255,812   $255,504   $255,098   $258,246   $1,024,660
Operating income.......................  $ 33,887   $ 33,770   $ 34,106   $ 34,127   $  135,890
Net income.............................  $ 16,754   $ 17,223   $ 17,318   $ 17,237   $   68,532
Basic earnings per share(b)............  $   0.52   $   0.54   $   0.54   $   0.53   $     2.13
Diluted earnings per share(b)..........  $   0.52   $   0.53   $   0.53   $   0.53   $     2.11
Dividends paid per share...............  $   0.06   $   0.06   $   0.06   $   0.06   $     0.24
Common stock trading range:(c)
High...................................     22.13      21.56      22.88      26.94        26.94
Low....................................     15.50      17.50      18.50      20.00        15.50

---------------

(a) In the fourth quarter of 2001, the Company recorded unusual expenses totaling $23.3 million (pretax) of which $12.4 million is related to the cost of employee reductions, facility closures, the continued migration of production to low-cost locales, and $10.9 million related to asset writedowns. The asset writedowns were for receivables ($3.3 million), inventory ($6.1 million) and equipment ($1.5 million). The asset writedowns resulted primarily from the difficulties the economic environment has had on a number of the Company's customers. The fourth quarter also includes a tax benefit and related interest income of $10.5 million after tax ($0.32 per diluted share) resulting from the closure of a number of open tax years by U.S. federal and state tax authorities.

(b) The sum of quarterly earnings per share may not equal total year earnings per share due to the effect of the Company purchasing shares of its outstanding common stock.

(c) Trading ranges are based on the New York Stock Exchange composite tape.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers of the Company, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the fiscal year ended December 31, 2001, under the captions "Election of Directors," "Executive Officers," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEMS 11, 12, AND 13.

     The information required by Item 11, Executive Compensation, by Item 12, Security Ownership of Certain Beneficial Owners and Management, and by Item 13, Certain Relationships and Related Transactions, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the close of the fiscal year ended December 31, 2001, under the headings "Executive Compensation," "Stock Ownership," "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits filed.

          1. and 2.

             Financial statements and schedules are shown in the index on page 25 of this report.

          3. Exhibits

             Exhibits are shown in the index on pages 52-57 of this report.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

Dated: March 13, 2002

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ FRANK S. HERMANCE                   Chairman of the Board, Chief    March 13, 2002
-----------------------------------------------------  Executive Officer and Director
                  Frank S. Hermance                     (Principal Executive Officer)

                /s/ JOHN J. MOLINELLI                    Executive Vice President -     March 13, 2002
-----------------------------------------------------      Chief Financial Officer
                  John J. Molinelli                     (Principal Financial Officer)

              /s/ ROBERT R. MANDOS, JR.                 Vice President & Comptroller    March 13, 2002
-----------------------------------------------------  (Principal Accounting Officer)
                Robert R. Mandos, Jr.

                  /s/ LEWIS G. COLE                               Director              March 13, 2002
-----------------------------------------------------
                    Lewis G. Cole

             /s/ HELMUT N. FRIEDLAENDER                           Director              March 13, 2002
-----------------------------------------------------
               Helmut N. Friedlaender

                /s/ SHELDON S. GORDON                             Director              March 13, 2002
-----------------------------------------------------
                  Sheldon S. Gordon

                /s/ CHARLES D. KLEIN                              Director              March 13, 2002
-----------------------------------------------------
                  Charles D. Klein

                 /s/ JAMES R. MALONE                              Director              March 13, 2002
-----------------------------------------------------
                   James R. Malone

               /s/ DAVID P. STEINMANN                             Director              March 13, 2002
-----------------------------------------------------
                 David P. Steinmann

               /s/ ELIZABETH R. VARET                             Director              March 13, 2002
-----------------------------------------------------
                 Elizabeth R. Varet

                               INDEX TO EXHIBITS

                                  ITEM 14(A)3)

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
2.1       Amended and Restated Agreement and Plan     Exhibit 2 to Form 8-K dated August 7,
          of Merger and Reorganization, dated as of   1997, SEC File No. 1-12981.
          February 5, 1997, by and among Culligan
          Water Technologies, Inc. ("Culligan"),
          Culligan Water Company, Inc. ("Culligan
          Merger Sub"), AMETEK, Inc. ("AMETEK") and
          AMETEK Aerospace Products, Inc. ("AMETEK
          Aerospace"), incorporated by reference to
          Appendix A to the Joint Proxy
          Statement/Prospectus included in
          Culligan's Registration Statement on Form
          S-4 (Commission File No. 333-26953).
2.2       Amended and Restated Contribution and       Appendix B to Preliminary Proxy
          Distribution Agreement, dated as of         Statement dated May 12, 1997, SEC
          February 5, 1997, by and between AMETEK     File No. 1-168.
          and AMETEK Aerospace.
2.3       Form of Tax Allocation Agreement among      Appendix D to Preliminary Proxy
          AMETEK, AMETEK Aerospace and Culligan.      Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
2.4       Form of Transition Services Agreement by    Appendix B to Preliminary Proxy
          and between Culligan Merger Sub and         Statement dated May 12, 1997, SEC
          AMETEK Aerospace.                           File No. 1-168.
2.5       Form of Indemnification Agreement among     Appendix B to Preliminary Proxy
          AMETEK, Culligan and AMETEK Aerospace.      Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
2.6       Form of Trademark Agreement between         Appendix B to Preliminary Proxy
          AMETEK and AMETEK Aerospace.                Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
3.1       Amended and Restated Certificate of         Exhibit 3.1 to Form 8-K dated August
          Incorporation of the Company.               7, 1997, SEC File No. 1-12981.
3.2       By-laws of the Company as amended to and    Exhibit 3.2 to 1998 Form 10K SEC File
          including November 18, 1998.                No. 1-12981.
4.1       Rights Agreement, dated as of June 2,       Exhibit 4.1 to Form 8-K dated August
          1997, between the Company and American      7, 1997, SEC File No. 1-12981.
          Stock Transfer & Trust Company.
4.2       Amendment No. 1 to Rights Agreement dated   Exhibit 4 to Form 10-Q dated March
          as of May 11, 1999, between AMETEK, Inc.    31, 1999 SEC File No. 1-12981.
          and American Stock Transfer & Trust
          Company.
4.3       Indenture, dated as of July 17, 1998,       Exhibit 4.1 to Form 10-Q dated June
          between AMETEK, Inc., as Issuer, and        30, 1998, SEC File No. 1-12981.
          Chase Manhattan Trust Company, National
          Association, as Trustee relating to the
          Notes, dated July 17, 1998.

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
4.4       Purchase Agreement between AMETEK, Inc.     Exhibit 4.3 to Form S-4 dated August
          and Salomon Brothers Inc., BancAmerica      11, 1998 SEC File No. 1-12981.
          Robertson Stephens and BT Alex. Brown
          Incorporated, as initial purchasers,
          dated July 14, 1998.
10.1      AMETEK, Inc. Retirement Plan for            Exhibit 10.8 to 1997 Form 10-K SEC
          Directors, as amended and restated to       File No. 1-12981.
          October 13, 1997.*
10.2      AMETEK, Inc. Death Benefit Program for      Exhibit (10) (y) to 1987 Form 10-K
          Directors, pursuant to which the Company    SEC File No. 1-168.
          has entered into agreements, restated
          January 1, 1987, with certain directors
          and one former director of the Company
          (the "Directors Program").*
10.3      Amendment No. 1 to the Directors            Exhibit (10) (z) to 1987 Form 10-K
          Program.*                                   SEC File No. 1-168.
10.4      The AMETEK Savings and Investment Plan,     Exhibit 10.39 to 1996 Form 10-K SEC
          as restated and amended to January 1,       File No. 1-168.
          1997 (the "Savings Plan").*
10.5      Amendment No. 1 to the Savings Plan.*       Exhibit 10.12 to 1997 Form 10-K SEC
                                                      File No. 1-12981.
10.6      Amendment No. 2 to the Savings Plan.*       Exhibit 10.13 to 1997 Form 10-K SEC
                                                      File No. 1-12981.
10.7      Amendment No. 3 to the Savings Plan.*       Exhibit 10.14 to 1997 Form 10-K SEC
                                                      File No. 1-12981.
10.8      Amendment No. 4 to the Savings Plan.*       Exhibit 10.8 to 1998 Form 10-K SEC
                                                      File No. 1-12981.
10.9      Amendment No. 5 to the Savings Plan.*       Exhibit 10.9 to 1998 Form 10-K SEC
                                                      File No. 1-12981.
10.10     Amendment No. 6 to the Savings Plan.*       Exhibit 10.10 to 1998 Form 10-K SEC
                                                      File No. 1-12981.
10.11     Amendment No. 7 to the Savings Plan.*       Exhibit 10.11 to 1999 Form 10-K SEC
                                                      File No. 1-12981.
10.12     Amendment No. 8 to the Savings Plan.*       Exhibit 10.12 to 1999 Form 10-K SEC
                                                      File No. 1-12981.
10.13     Amendment No. 9 to the Savings Plan.*       Exhibit 10.13 to 1999 Form 10-K SEC
                                                      File No. 1-12981.
10.14     Amendment No. 10 to the Savings Plan.*      Exhibit 10.14 to 1999 Form 10-K SEC
                                                      File No. 1-12981.
10.15     Amendment No. 11 to the Savings Plan.*      Exhibit 10.3 to Form 10-Q dated June
                                                      30, 2000 SEC File No. 1-12981.
10.16     Amendment No. 12 to the Savings Plan.*      Exhibit 10.4 to Form 10-Q dated June
                                                      30, 2000 SEC File No. 1-12981.
10.17     Amendment No. 13 to the Savings Plan.*      Exhibit 10.17 to 2000 Form 10-K SEC
                                                      File No. 1-12981.
10.18     Amendment No. 14 to the Savings Plan.*      Exhibit 10.2 to Form 10-Q dated
                                                      September 30, 2001 SEC File No.
                                                      1-12981.

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
10.19     Amendment No. 15 to the Savings Plan.*                                                 X
10.20     Reorganization and Distribution Agreement   Exhibit (2) to Form 8-K dated
          by and between the Company and Ketema,      November 30, 1988, SEC File No.
          Inc. (the "Reorganization and               1-168.
          Distribution Agreement").
10.21     Agreements between the Company and          Exhibit 10.56 to 1991 Form 10-K SEC
          Ketema, Inc. amending certain provisions    File No. 1-168.
          of the Reorganization and Distribution
          Agreement.
10.22     Benefits Agreement by and between the       Exhibit (10)(ss) to 1988 Form 10-K
          Company and Ketema, Inc.                    SEC File No. 1-168.
10.23     Tax Agreement by and between the Company    Exhibit (10)(tt) to 1988 Form 10-K
          and Ketema, Inc.                            SEC File No. 1-168.
10.24     Support Services Agreement by and between   Exhibit (10)(uu) to 1988 Form 10-K
          the Company and Ketema, Inc.                SEC File No. 1-168.
10.25     Form of Severance Benefit Agreement         Exhibit (10)(ww) to 1989 Form 10-K
          between the Company and certain             SEC File No. 1-168.
          executives of the Company.*
10.26     Form of Supplemental Retirement Benefit     Exhibit 10.61 to 1991 Form 10-K SEC
          Agreement between the Company and certain   File No. 1-168.
          executives of the Company, dated as of
          May 21, 1991.*
10.27     Supplemental Senior Executive Death         Exhibit 10.41 to 1992 Form 10-K SEC
          Benefit Plan, effective as of January 1,    File No. 1-168.
          1992 (the "Senior Executive Plan").*
10.28     Amendment No. 1 to the Senior Executive     Exhibit 10.42 to 1992 Form 10-K SEC
          Plan.*                                      File No. 1-168.
10.29     Senior Executive Split Dollar Death         Exhibit 10.43 to 1992 Form 10-K SEC
          Benefit Plan, dated as of December 15,      File No. 1-168.
          1992.*
10.30     Credit Agreement dated August 2, 1995,      Exhibit 4 to Form 10-Q dated
          amended and restated as of September 12,    September 30, 1996, SEC File No.
          1996, among the Company, Various Lending    1-168.
          Institutions, Bank of Montreal,
          CoreStates Bank, N.A., and PNC Bank,
          National Association, as Co-Agents, and
          The Chase Manhattan Bank, N.A., as
          Administrative Agent (the "Credit
          Agreement").
10.31     First Amendment and Consent to the Credit   Exhibit 10.1 to Form 8-K dated August
          Agreement dated as of May 9, 1997.          7, 1997, SEC File
                                                      No. 1-12981.
10.32     Assumption Agreement, dated as of July      Exhibit 10.2 to Form 8-K dated August
          31, 1997, among the Company, AMETEK and     7, 1997, SEC File
          The Chase Manhattan Bank.                   No. 1-12981.
10.33     Second Amendment to the Credit Agreement    Exhibit 10.30 to 1997 Form 10-K SEC
          dated as of December 4, 1997.               File No. 1-12981.
10.34     Third Amendment to Credit Agreement,        Exhibit 10 to Form 10-Q dated June
          dated as of June 15, 1998.                  30, 1998, SEC File
                                                      No. 1-12981.
10.35     Fourth Amendment and Consent to the         Exhibit 10 to Form 10-Q dated March
          Credit Agreement dated as of March 19,      31, 1999 SEC File No. 1-12981.
          1999.

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
10.36     Fifth Amendment and Consent to the Credit   Exhibit 10.2 to Form 10-Q dated June
          Agreement dated as of July 14, 1999.        30, 1999 SEC File No. 1-12981.
10.37     Sixth Amendment and Consent to the Credit   Exhibit 10.35 to 2000 Form 10-K SEC
          Agreement dated as of September 22, 2000.   File No. 1-12981.
10.38     The 1997 Stock Incentive Plan of AMETEK,    Exhibit 10.31 to 1997 Form 10-K SEC
          Inc. (the "1997 Plan").*                    File No. 1-12981.
10.39     Amendment No. 1 to the 1997 Plan.*          Exhibit 10.35 to 1999 Form 10-K SEC
                                                      File No. 1-12981.
10.40     Amendment No. 2 to the 1997 Plan.*          Exhibit 10.36 to 1999 Form 10-K SEC
                                                      File No. 1-12981.
10.41     Amendment No. 3 to the 1997 Plan.*          Exhibit 10.2 to Form 10-Q dated March
                                                      31, 2000, SEC File No. 1-12981.
10.42     1999 Stock Incentive Plan of AMETEK, Inc.   Exhibit 4.1 to Form S-8 dated June
          (the "1999 Plan").*                         11, 1999, SEC File No. 333-80449.
10.43     Amendment No. 1 to the 1999 Plan.*          Exhibit 4.1 to Form S-8 dated June
                                                      11, 1999, SEC File No. 333-80449.
10.44     Amendment No. 2 to the 1999 Plan.*          Exhibit 10.3 to Form 10-Q dated March
                                                      31, 2000, SEC File No. 1-12981.
10.45     Supplemental Executive Retirement Plan.     Exhibit 10.3 to Form 8-K dated August
                                                      7, 1997, SEC File No. 1-12981.
10.46     Amendment No. 1 to the Supplemental         Exhibit 10.40 to 1999 Form 10-K SEC
          Executive Retirement Plan.                  File No. 1-12981.
10.47     Amendment No. 2 to the Supplemental         Exhibit 10.1 to Form 10-Q dated March
          Executive Retirement Plan.                  31, 2000, SEC File No. 1-12981.
10.48     Stock Purchase Agreement by and between     Exhibit 10 to Form 8-K dated January
          EG&G Holdings, Inc. and AMETEK, Inc.        22, 1998, SEC File No. 1-12981.
          dated as of December 26, 1997.
10.49     Employees' Retirement Plan of AMETEK,       Exhibit 10.31 to 1998 Form 10-K SEC
          Inc., as restated to January 1, 1998 (the   File No. 1-12981.
          "Retirement Plan").*
10.50     Amendment No. 1 to the Retirement Plan.*    Exhibit 10.43 to 1999 Form 10-K SEC
                                                      File No. 1-12981.
10.51     Amendment No. 2 to the Retirement Plan.*    Exhibit 10.44 to 1999 Form 10-K SEC
                                                      File No. 1-12981.
10.52     Amendment No. 3 to the Retirement Plan.*    Exhibit 10.45 to 1999 Form 10-K SEC
                                                      File No. 1-12981.
10.53     Amendment No. 4 to the Retirement Plan.*    Exhibit 10.46 to 1999 Form 10-K SEC
                                                      File No. 1-12981.
10.54     Amendment No. 5 to the Retirement Plan.*    Exhibit 10.47 to 1999 Form 10-K SEC
                                                      File No. 1-12981.

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
10.55     Amendment No. 6 to the Retirement Plan.*    Exhibit 10.48 to 1999 Form 10-K SEC
                                                      File No. 1-12981.
10.56     Amendment No. 7 to the Retirement Plan.*    Exhibit 10.54 to 2000 Form 10-K SEC
                                                      File No. 1-12981.
10.57     AMETEK 401(K) Plan for Acquired             Exhibit 10.1 to Form 10-Q dated June
          Businesses, dated May 1, 1999.*             30, 1999, SEC File No. 1-12981.
10.58     Amendment No. 1 to the AMETEK 401(k) Plan   Exhibit 10.50 to 1999 Form 10-K SEC
          for Acquired Businesses.                    File No. 1-12981.
10.59     Amendment No. 2 to the AMETEK 401(k) Plan   Exhibit 10.51 to 1999 Form 10-K SEC
          for Acquired Businesses.                    File No. 1-12981.
10.60     Amendment No. 3 to the AMETEK 401(k) Plan   Exhibit 10.1 to Form 10-Q dated June
          for Acquired Businesses.                    30, 2000, SEC File No. 1-12981.
10.61     Amendment No. 4 to the AMETEK 401(k) Plan   Exhibit 10.2 to Form 10-Q dated June
          for Acquired Businesses.                    30, 2000, SEC File No. 1-12981.
10.62     Amendment No. 5 to the AMETEK 401(k) Plan   Exhibit 10.1 to Form 10-Q dated
          for Acquired Businesses.                    September 30, 2000, SEC File No.
                                                      1-12981.
10.63     Amendment No. 6 to the AMETEK 401(k) Plan   Exhibit 10.2 to Form 10-Q dated
          for Acquired Businesses.                    September 30, 2000, SEC File No.
                                                      1-12981.
10.64     Amendment No. 7 to the AMETEK 401(k) Plan   Exhibit 10.1 to Form 10-Q dated June
          for Acquired Businesses.                    30, 2001 SEC File No. 1-12981.
10.65     Receivables Purchase Agreement dated as     Exhibit 10.1 to Form 10-Q dated
          of October 1, 1999 among AMETEK, Inc.,      September 30, 1999 SEC File No.
          Rotron Incorporated and AMETEK              1-12981.
          Receivables Corp.
10.66     First Amendment to the Receivables          Exhibit 10.1 to Form 10-Q dated March
          Purchase Agreement dated as of March 31,    31, 2001 SEC File No. 1-12981.
          2001.
10.67     Receivables Sale Agreement dated as of      Exhibit 10.2 to Form 10-Q dated
          October 1, 1999 among AMETEK Receivables    September 30, 1999 SEC File No.
          Corp., AMETEK, Inc., ABN AMRO Bank N.V.,    1-12981.
          and Amsterdam Funding Corporation.
10.68     First Amendment to the Receivables Sale     Exhibit 10.3 to Form 10-Q dated
          Agreement dated as of September 29, 2000.   September 30, 2000, SEC File No.
                                                      1-12981.
10.69     Second Amendment to the Receivables Sale    Exhibit 10.65 to 2000 Form 10-K SEC
          Agreement dated as of October 31, 2000.     File No. 1-12981.
10.70     Third Amendment to the Receivables Sale     Exhibit 10.66 to 2000 Form 10-K SEC
          Agreement dated as of November 28, 2000.    File No. 1-12981.
10.71     Fourth Amendment to the Receivables Sales   Exhibit 10.2 to Form 10-Q dated March
          Agreement dated as of March 31, 2001.       31, 2001 SEC File No. 1-12981.
10.72     Fifth Amendment to the Receivables Sale                                                X
          Agreement dated as of September 28, 2001.

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
10.73     Sixth Amendment to the Receivables Sales                                               X
          Agreement dated as of November 30, 2001.
10.74     AMETEK, Inc. Deferred Compensation Plan.    Exhibit 10.3 to Form 10-Q dated
                                                      September 30, 1999 SEC File No.
                                                      1-12981.
10.75     1997 Stock Incentive Plan Restricted        Exhibit 10.68 to 2000 Form 10-K SEC
          Stock Agreement dated December 15, 2000.    File No. 1-12981.
10.76     1999 Stock Incentive Plan Restricted        Exhibit 10.69 to 2000 Form 10-K SEC
          Stock Agreement dated December 15, 2000.    File No. 1-12981.
10.77     Termination and Change of Control           Exhibit 10.70 to 2000 Form 10-K SEC
          Agreement between AMETEK, Inc. and a        File No. 1-12981.
          named executive dated December 15, 2000.
10.78     Employment agreement between AMETEK, Inc.   Exhibit 10.71 to 2000 Form 10-K SEC
          and a Former executive, dated January 1,    File No. 1-12981.
          2001.
10.79     Credit Agreement dated as of September      Exhibit 10.1 to Form 10-Q dated
          17, 2001, among the Company, Various        September 30, 2001 SEC File No.
          Lending Institutions, First Union           1-12981.
          National Bank and PNC Bank N.A., as
          Syndication Agents, Bankers Trust Company
          as Document Agent, The Chase Manhattan
          Bank, as Administrative Agent.
10.80     First Supplemental indenture to Credit                                                 X
          Agreement dated as of September 17, 2001.
12        Statement regarding computation of ratio                                               X
          of earnings to fixed charges.
21        Subsidiaries of the Registrant.                                                        X
23        Consent of Independent Auditors.                                                       X

---------------

* Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.