Form 10-Q
period 2002-03-31
AMETEK INC/
filed 2002-05-10
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2002

                                       OR

         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to _______________________

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

Yes   X    No

The number of shares of the issuer's common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 30, 2002 was 33,023,919 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                     PAGE NUMBER
                                                                     -----------
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

            Consolidated Statement of Income for
              the Three Months Ended March 31, 2002 and 2001 ................. 3
            Consolidated Balance Sheet as of
             March 31, 2002 and December 31, 2001 ............................ 4
            Condensed Consolidated Statement of Cash Flows for
              the Three Months Ended March 31, 2002 and 2001 ................. 5
            Notes to Consolidated Financial Statements ....................... 6

     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations .......................................... 9

PART II.   OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K ................................13

SIGNATURES ...................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  AMETEK, Inc.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
           (Dollars and shares in thousands, except per share amounts)

                                                                Three months ended
                                                                     March 31,
                                                      -------------------------------------
                                                         2002                       2001
                                                      -----------               -----------
Net sales                                             $   263,558               $   264,071
                                                      -----------               -----------
Expenses:
   Cost of sales, excluding depreciation                  191,786                   195,924
   Selling, general and administrative                     27,775                    24,144
   Depreciation                                             7,563                     8,300
                                                      -----------               -----------
     Total expenses                                       227,124                   228,368
                                                      -----------               -----------

Operating income                                           36,434                    35,703
Other income (expenses):
   Interest expense                                        (6,894)                   (7,660)
   Other, net                                                (196)                      255
                                                      -----------               -----------
Income before income taxes                                 29,344                    28,298
Provision for income taxes                                  9,679                    10,026
                                                      -----------               -----------
Net Income                                            $    19,665               $    18,272
                                                      ===========               ===========

Basic earnings per share                              $      0.60               $      0.56
                                                      ===========               ===========

Diluted earnings per share                            $      0.59               $      0.55
                                                      ===========               ===========

Average common shares outstanding:

  Basic shares                                             32,799                    32,624
                                                      ===========               ===========
  Diluted shares                                           33,506                    33,243
                                                      ===========               ===========

Dividends paid per share                              $      0.06               $      0.06
                                                      ===========               ===========

                             See accompanying notes.

                                  AMETEK, Inc.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                  March 31,               December 31,
                                                                    2002                      2001
                                                                 -----------               -----------
                                                                 (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                    $    12,360               $    14,139
    Marketable securities                                              9,431                     8,215
    Receivables, less allowance for possible losses                  196,925                   181,031
    Inventories                                                      146,425                   152,525
    Deferred income taxes                                              9,991                    10,096
    Other current assets                                              15,590                    13,341
                                                                 -----------               -----------
        Total current assets                                         390,722                   379,347
                                                                 -----------               -----------

Property, plant and equipment, at cost                               562,160                   561,753
    Less accumulated depreciation                                   (352,007)                 (347,259)
                                                                 -----------               -----------
                                                                     210,153                   214,494
                                                                 -----------               -----------

Goodwill, net of accumulated amortization                            384,713                   387,420
Investments and other assets                                          50,974                    48,028
                                                                 -----------               -----------
        Total assets                                             $ 1,036,562               $ 1,029,289
                                                                 ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                                  $   160,532               $   167,399
    Accounts payable                                                  81,704                    86,707
    Accruals                                                          81,518                    82,044
                                                                 -----------               -----------
        Total current liabilities                                    323,754                   336,150

Long-term debt                                                       302,766                   303,434

Deferred income taxes                                                 34,955                    33,496

Other long-term liabilities                                           20,065                    21,151

Stockholders' equity:
  Common stock                                                           336                       334
  Capital in excess of par value                                       4,113                       683
  Retained earnings                                                  406,627                   388,929
  Accumulated other comprehensive losses                             (38,788)                  (37,023)
  Treasury stock                                                     (17,266)                  (17,865)
                                                                 -----------               -----------
                                                                     355,022                   335,058
                                                                 -----------               -----------
        Total liabilities and stockholders' equity               $ 1,036,562               $ 1,029,289
                                                                 ===========               ===========

                            See accompanying notes.

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                        Three months ended
                                                                                                              March 31,
                                                                                                 ---------------------------------
                                                                                                   2002                     2001
                                                                                                 ---------               ---------
Cash provided by (used for):

   Operating activities:

   Net income                                                                                    $  19,665               $  18,272
     Adjustments to reconcile net income to total operating activities:
       Depreciation and amortization                                                                 7,932                  11,256
       Deferred income taxes                                                                         1,735                   1,328
       Net change in assets and liabilities                                                        (18,443)                (28,954)
       Other                                                                                        (1,934)                 (4,765)
                                                                                                 ---------               ---------
         Total operating activities (before receivable securitization transactions)                  8,955                  (2,863)
        Increase in accounts receivable securitization                                                --                     2,000
                                                                                                 ---------               ---------
      Total operating activities                                                                     8,955                    (863)
                                                                                                 ---------               ---------

  Investing activities:
    Additions to property, plant and equipment                                                      (4,052)                 (7,013)
    Other                                                                                           (1,224)                  1,302
                                                                                                 ---------               ---------
      Total investing activities                                                                    (5,276)                 (5,711)
                                                                                                 ---------               ---------
  Financing activities:
    Net change in short-term borrowings                                                             (7,492)                  3,302
    Cash dividends paid                                                                             (1,967)                 (1,961)
    Proceeds from stock options and other                                                            4,001                   5,253
                                                                                                 ---------               ---------
      Total financing activities                                                                    (5,458)                  6,594
                                                                                                 ---------               ---------

(Decrease) increase in cash and cash equivalents                                                    (1,779)                     20

Cash and cash equivalents:
  As of January 1                                                                                   14,139                   7,187
                                                                                                 ---------               ---------

  As of March 31                                                                                 $  12,360               $   7,207
                                                                                                 =========               =========

                             See accompanying notes.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


Note 1 - Financial Statement Presentation

        The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2002 and the consolidated results of its operations and cash flows for the three-month periods ended March 31, 2002 and 2001 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes presented in the Company's 2001 Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

        The calculation of basic earnings per share for the three-month periods ended March 31, 2002 and 2001 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                          Weighted average shares (In thousands)
                                               Three months ended March 31,
                                                --------------------------
                                                 2002                2001
                                                ------              ------
                                                       (Unaudited)
         Basic                                  32,799              32,624
         Stock option and award plans              707                 619
                                                ------              ------
         Diluted                                33,506              33,243
                                                ======              ======

Note 3 - Inventories

        The estimated components of inventory stated at lower of LIFO cost or market are:

                                                          (In thousands)
                                                    --------------------------
                                                    March 31,       December 31,
                                                      2002              2001
                                                    --------          --------
                                                   (Unaudited)
         Finished goods and parts                   $ 32,803          $ 31,313
         Work in process                              35,237            36,925
         Raw materials and purchased parts            78,385            84,287
                                                    --------          --------
                                                    $146,425          $152,525
                                                    ========          ========

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

Note 4 - Comprehensive Income

        Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three-month periods ended March 31, 2002 and 2001:

                                                           (In thousands)
                                                    Three months ended March 31,
                                                      -----------------------
                                                        2002           2001
                                                      --------       --------
                                                            (Unaudited)
         Net income                                   $ 19,665       $ 18,272
         Foreign currency translation adjustment        (1,833)        (3,750)
         Unrealized gain on marketable securities           68            527
                                                      --------       --------
                   Total comprehensive income         $ 17,900       $ 15,049
                                                      ========       ========

Note 5 - Segment Disclosure

         The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

          At March 31, 2002, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2001, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three month period ended March 31, 2002 and 2001 can be found in the table on page 9 in the Management's Discussion & Analysis section of this Report.

Note 6 - New Accounting Pronouncements

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be tested for impairment at least annually in accordance with the provisions of the Statement. As of January 1, 2002, the Company no longer amortizes goodwill.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

        The Company's net income and earnings per share for the three months ended March 31, 2002 and 2001 adjusted to exclude goodwill amortization was as follows (in thousands, except per share amounts):

                                                    Three months ended March 31,
                                                       2002              2001
                                                    ----------        ----------
                                                            (Unaudited)
         Reported net income                        $   19,665        $   18,272
         Add back goodwill amortization,
           net of tax                                     --               2,315
                                                    ----------        ----------
         Adjusted net income                        $   19,665        $   20,587
                                                    ==========        ==========

         Basic earnings per share
           as reported                              $     0.60        $     0.56
         Goodwill amortization, net of tax                --                0.07
                                                    ----------        ----------
         Adjusted basic earnings per share          $     0.60        $     0.63
                                                    ==========        ==========

         Diluted earnings per share
           as reported                              $     0.59        $     0.55
         Goodwill amortization, net of tax                --                0.07
                                                    ----------        ----------
         Adjusted diluted earnings per share        $     0.59        $     0.62
                                                    ==========        ==========

         The Company has essentially completed the transitional impairment test of its goodwill, and will finalize this assessment by the end of the second quarter of 2002 as provided by the implementation provision of the Statement. Although the final analysis is being completed, the Company's current valuation indicates that there is no impairment of its goodwill. During the three months ended March 31, 2002, changes to goodwill primarily resulted from purchase accounting adjustments related to recent acquisitions. Goodwill as of March 31, 2002 was allocated by segment as follows: Electronic Instrument Group (EIG) - $239.9 million; Electromechanical Group (EMG) - $144.8 million.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Impairment or Disposal of Long-lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", and provides a single accounting model for long-lived assets to be disposed of. The adoption of this Statement had no effect on the Company's consolidated results of operations, financial position, or cash flows.

                                  AMETEK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             The following table sets forth reportable segment operating results, consolidated operating income, and income before income taxes:

                                                    Three months ended March 31,
                                                        2002           2001
                                                     ---------       ---------
                                                      (Dollars in thousands)
Net sales
Electronic Instruments                               $ 136,801       $ 126,028
Electromechanical                                      126,757         138,043
                                                     ---------       ---------
        Consolidated net sales                       $ 263,558       $ 264,071
                                                     =========       =========

Operating income and income before income taxes
Electronic Instruments                               $  20,959       $  18,844
Electromechanical                                       20,573          21,891
                                                     ---------       ---------
  Total segment operating income                        41,532          40,735
Corporate and other                                     (5,098)         (5,032)
                                                     ---------       ---------
Consolidated operating income                           36,434          35,703
Interest and other expenses, net                        (7,090)         (7,405)
                                                     ---------       ---------
        Consolidated income before income taxes      $  29,344       $  28,298
                                                     =========       =========

Operations for the first quarter of 2002 compared with the first quarter of 2001

Net sales for the first quarter of 2002 were $263.6 million, essentially unchanged from sales of $264.1 million in the first quarter of 2001. Net sales for the Electronic Instruments Group (EIG) increased $10.8 million or 8.5% in the first quarter of 2002, primarily due to the recent acquisitions of Instruments for Research and Applied Science (IRAS) and EDAX, Inc., as well as continued strength in the Company's aerospace and power instrument businesses. Net sales for the Electromechanical Group (EMG) were down $11.3 million or 8.2% in the first quarter of 2002. Continued adverse market conditions in the global floor care markets were partially offset by the 2001 acquisition of GS Electric. Without these recent acquisitions, consolidated sales for the first quarter of 2002 would have been 13.1% lower than the first quarter of 2001.

New orders for the first quarter of 2002 were $263.6 million, down $14.3 million or 5.2% when compared with the same quarter in 2001. The first quarter of 2001 was an unusually strong quarter for orders within the Company's aerospace and power instrument businesses. The Company's backlog of unfilled orders at March 31, 2002 was $276.5 million, essentially unchanged from December 31, 2001.

                                  AMETEK, Inc.

      Segment operating income for the first quarter 2002 was $41.5 million, an increase of $0.8 million or 2.0% when compared with the first quarter 2001. Segment operating income as a percentage of sales increased to 15.8% of sales in the current quarter from 15.4% of sales in the first quarter of 2001. Higher operating income was primarily driven by the recent acquisitions and the non-amortization of goodwill in the first quarter of 2002. The Company also is benefiting from its fourth quarter 2001 cost reduction initiatives.

      Selling, general and administrative expenses were $27.8 million in the first quarter of 2002, an increase of $3.7 million or 15.0% when compared with the first quarter of 2001. Selling expenses as a percentage of sales increased to 8.7% in the first quarter of 2002 compared with 7.3% in the first quarter of 2001. Recent acquisitions drove the increase in selling expenses. General and administrative expenses and selling expenses by base businesses decreased as a percentage of sales during the period, reflecting the Company's cost reduction initiatives.

      Consolidated operating income totaled $36.4 million, or 13.8% of sales, compared with $35.7 million, or 13.5% of sales for the first quarter of 2001, an increase of $0.7 million, or 2.0%.

      Interest expense was $6.9 million in the first quarter 2002, compared with $7.7 million for the same quarter of 2001. The $0.8 million decrease in the first quarter of 2002 was due to lower interest rates partially offset by higher debt levels compared to the first quarter of 2001.

      The effective tax rate for the first quarter of 2002 was 33.0% compared with 35.4% in the first quarter of 2001. The lower tax rate in 2002 reflects the effect of adopting SFAS No. 142, which resulted in the elimination of the tax effect of non-deductible goodwill from the Company's tax provision.

      Net income for the first quarter 2002 totaled $19.7 million, an increase of 7.6% from $18.3 million in the first quarter of 2001. Diluted earnings per share rose 7.3% to $0.59 per share, compared with $0.55 per share for the same quarter of 2001. The first quarter of 2001 included goodwill amortization of $2.3 million after tax, or $0.07 per diluted share.

      Segment Results

      Electronic Instruments Group ("EIG") sales were $136.8 million in the first quarter 2002, an increase of $10.8 million or 8.5% from the same quarter of 2001. The higher sales were due to the recent acquisitions of IRAS and EDAX, Inc., as well as continued strength in the aerospace and power instrument businesses. Without these recent acquisitions, EIG's sales for the first quarter of 2002 would have been 8.0% lower than the first quarter of 2001.

      EIG's operating income for the first quarter of 2002 increased by $2.1 million or 11.2% to $21.0 million when compared with the same quarter of 2001. The increase in operating income was due to the non-amortization of goodwill in 2002, the sales increase, as well as improved operating margins resulting from the cost reduction initiatives, noted above. EIG's pretax goodwill

                                  AMETEK, Inc.

      amortization in the first quarter of 2001 amounted to $1.6 million. Operating margins were 15.3% of sales in the first quarter of 2002 compared with operating margins of 15.0% of sales in the first quarter of 2001.

      Electromechanical Group (EMG) sales totaled $126.8 million in the first quarter of 2002, a decrease of $11.3 million or 8.2% from the same quarter of 2001. The sales decrease was primarily due to the continued adverse market conditions in the worldwide floor care markets, partially offset by the 2001 acquisition of GS Electric. Without the recent acquisition, EMG's sales for the first quarter of 2002 would have been 17.7% lower than the first quarter of 2001.

      Operating income of EMG was $20.6 million for the first quarter 2002, a decrease of $1.3 million or 6.0% from the first quarter of 2001. The lower profits were mainly due to the sales decrease, partially offset by profit margin improvement, which was the result of the cost reduction initiatives, noted above. Operating income in 2002 benefited from the effect of non-amortization of goodwill. EMG's pretax goodwill amortization in the first quarter of 2001 amounted to $1.1 million. Operating margins were 16.2% of sales in the first quarter of 2002, compared with operating margins of 15.9% of sales in the first quarter of 2001.

FINANCIAL CONDITION

      Liquidity and Capital Resources

      Cash provided by operating activities totaled $9.0 million for the first quarter of 2002, compared to cash used of $2.9 million (before accounts receivable securitization transactions) in the first quarter 2001. The $11.9 million increase in operating cash flow was the result of lower working capital requirements in the first quarter of 2002, mainly due to lower inventories. The first quarter of 2001 included a build-up in inventories associated with the Company's movement of certain products to low-cost manufacturing facilities, and higher inventory levels in several businesses that experienced the economic downturn. After tax cash expenditures in the first quarter of 2002 related to the Company's fourth quarter 2001 accruals for cost reduction initiatives were on plan, and totaled $1.4 million. The Company expects to make additional after tax cash expenditures on these initiatives of approximately $6.0 million for the remainder of 2002. Net cash provided by operating activities in the first quarter 2002 totaled $9.0 million, compared to cash used in the first quarter of 2001 of $0.9 million, after $2.0 million of proceeds from an accounts receivable securitization agreement.

      Cash used for investing activities totaled $5.3 million in the first quarter 2002, compared with $5.7 million used in the same quarter of 2001. Additions to property, plant and equipment in the first quarter 2002 totaled $4.1 million, compared with $7.0 million in the same quarter of 2001.

                                  AMETEK, Inc.

      Cash used for financing activities in the first quarter of 2002 totaled $5.5 million, compared with cash provided by financing activities of $6.6 million in the same quarter of 2001. In the first quarter of 2002, net short-term borrowings decreased by $7.5 million, compared with an increase of $3.3 million in 2001.

      As a result of all of the activities discussed above, the Company's cash and cash equivalents at March 31, 2002 totaled $12.4 million, compared with $14.1 million at December 31, 2001. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

FORWARD-LOOKING INFORMATION

      Information contained in this discussion, other than historical information, are considered "forward-looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company's 2001 Form 10-K as filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

                                  AMETEK, Inc.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits:

             None

b) Reports on Form 8-K: During the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K dated February 1, 2002, under Item 5. Other Events, to report the issuance of the Company's 2001 full-year and fourth quarter sales and earnings press release.

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


May 10, 2002