Form 10-Q
period 2002-06-30
AMETEK INC/
filed 2002-08-09
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2002
                               -------------------------------------------------

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

      Common Stock, $0.01 Par Value, outstanding at July 31, 2002 was 32,954,597 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                     PAGE NUMBER

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

             Consolidated Statement of Income for
               the Three and Six Months Ended June 30, 2002 and 2001.......    3
             Consolidated Balance Sheet as of
               June 30, 2002 and December 31, 2001.........................    4
             Condensed Consolidated Statement of Cash Flows for
               the Six Months Ended June 30, 2002 and 2001.................    5
             Notes to Consolidated Financial Statements....................    6

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................    9

PART II. OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders............   15

    Item 5. Other Information..............................................   15

    Item 6. Exhibits and Reports on Form 8-K...............................   16

SIGNATURES.................................................................   17

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  AMETEK, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                              Three months ended          Six months ended
                                                   June 30,                    June 30,
                                            ----------------------      ----------------------
                                              2002          2001          2002          2001
                                            --------      --------      --------      --------

Net sales                                   $267,426      $261,422      $530,984      $525,493
Expenses:
  Cost of sales, excluding depreciation      194,420       194,948       386,206       390,872
  Selling, general and administrative         27,009        23,180        54,784        47,324
  Depreciation                                 8,293         7,720        15,856        16,020
                                            --------      --------      --------      --------
    Total expenses                           229,722       225,848       456,846       454,216
                                            --------      --------      --------      --------

Operating income                              37,704        35,574        74,138        71,277
Other income (expenses):
  Interest expense                            (6,383)       (7,158)      (13,277)      (14,818)
  Other, net                                      86           104          (110)          359
                                            --------      --------      --------      --------
Income before income taxes                    31,407        28,520        60,751        56,818
Provision for income taxes                    10,082         9,867        19,761        19,893
                                            --------      --------      --------      --------
Net Income                                  $ 21,325      $ 18,653      $ 40,990      $ 36,925
                                            ========      ========      ========      ========

Basic earnings per share                    $   0.65      $   0.57      $   1.25      $   1.13
                                            ========      ========      ========      ========

Diluted earnings per share                  $   0.63      $   0.56      $   1.22      $   1.11
                                            ========      ========      ========      ========

Average common shares outstanding:
  Basic shares                                32,991        32,934        32,894        32,779
                                            ========      ========      ========      ========
  Diluted shares                              33,797        33,502        33,700        33,348
                                            ========      ========      ========      ========

Dividends per share                         $   0.06      $   0.06      $   0.12      $   0.12
                                            ========      ========      ========      ========


                             See accompanying notes.

                                  AMETEK, Inc.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                           June 30,         December 31,
                                                             2002               2001
                                                         ------------       ------------
                                                          (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                              $     15,422       $     14,139
  Marketable securities                                         8,578              8,215
  Receivables, less allowance for possible losses             197,070            181,031
  Inventories                                                 142,064            152,525
  Deferred income taxes                                         9,886             10,096
  Other current assets                                         13,512             13,341
                                                         ------------       ------------
    Total current assets                                      386,532            379,347
                                                         ------------       ------------

Property, plant and equipment, at cost                        578,656            561,753
  Less accumulated depreciation                              (369,174)          (347,259)
                                                         ------------       ------------
                                                              209,482            214,494
                                                         ------------       ------------

Goodwill, net of accumulated amortization                     390,569            387,420
Investments and other assets                                   56,329             48,028
                                                         ------------       ------------
    Total assets                                         $  1,042,912       $  1,029,289
                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                            $    123,744       $    167,399
  Accounts payable                                             91,154             86,707
  Accruals                                                     88,741             82,044
                                                         ------------       ------------
    Total current liabilities                                 303,639            336,150

Long-term debt                                                303,855            303,434

Deferred income taxes                                          34,776             33,496

Other long-term liabilities                                    16,026             21,151

Stockholders' equity:
  Common stock                                                    337                334
  Capital in excess of par value                                7,599                683
  Retained earnings                                           425,973            388,929
  Accumulated other comprehensive losses                      (31,911)           (37,023)
  Treasury stock                                              (17,382)           (17,865)
                                                         ------------       ------------
                                                              384,616            335,058
                                                         ------------       ------------
    Total liabilities and stockholders' equity           $  1,042,912       $  1,029,289
                                                         ============       ============



                             See accompanying notes.

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                         Six months ended
                                                                                             June 30,
                                                                                      ----------------------
                                                                                        2002          2001
                                                                                      --------      --------
Cash provided by (used for):
  Operating activities:
   Net income                                                                         $ 40,990      $ 36,925
     Adjustments to reconcile net income to total operating activities:
       Depreciation and amortization                                                    16,268        22,022
       Net change in assets and liabilities                                              6,011       (36,243)
       Other                                                                            (6,535)       (4,594)
                                                                                      --------      --------
       Total operating activities (before receivable securitization transactions)       56,734        18,110
                                                                                      --------      --------
       Decrease in accounts receivable sold                                                 --       (45,000)
                                                                                      --------      --------
       Total operating activities                                                       56,734       (26,890)
                                                                                      --------      --------

  Investing activities:
    Additions to property, plant and equipment                                          (7,937)      (14,075)
    Purchase of businesses                                                                  --       (32,250)
    Other                                                                               (5,999)        5,901
                                                                                      --------      --------
       Total investing activities                                                      (13,936)      (40,424)
                                                                                      --------      --------

  Financing activities:
    Net change in short-term borrowings                                                (44,708)       61,945
    Cash dividends paid                                                                 (3,947)       (3,940)
    Proceeds from stock options and other                                                7,140         9,928
                                                                                      --------      --------
       Total financing activities                                                      (41,515)       67,933
                                                                                      --------      --------

Increase in cash and cash equivalents                                                    1,283           619

Cash and cash equivalents:
 As of January 1                                                                        14,139         7,187
                                                                                      --------      --------

 As of June 30                                                                        $ 15,422      $  7,806
                                                                                      ========      ========


                             See accompanying notes.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


Note 1 - Financial Statement Presentation

      The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2002 and the consolidated results of its operations for the three and six-month periods ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes presented in the Company's 2001 Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

      The calculation of basic earnings per share for the three and six-month periods ended June 30, 2002 and 2001 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                       Weighted average shares (in thousands)(unaudited)
                                     -------------------------------------------------------
                                     Three months ended June 30,   Six months ended June 30,
                                     ---------------------------   -------------------------
                                         2002          2001           2002          2001
                                       --------      --------       --------      --------
      Basic Shares                       32,991        32,934         32,894        32,779
      Stock option and award plans          806           568            806           569
                                       --------      --------       --------      --------
      Diluted Shares                     33,797        33,502         33,700        33,348
                                       ========      ========       ========      ========


Note 3 - Inventories

      The estimated components of inventory stated at lower of LIFO cost or market are:

                                                    (In thousands)
                                             ---------------------------
                                              June 30,      December 31,
                                                2002            2001
                                             ----------     ------------
                                             (Unaudited)
      Finished goods and parts               $   33,208      $   31,313
      Work in process                            33,904          36,925
      Raw materials and purchased parts          74,952          84,287
                                             ----------      ----------
                                             $  142,064      $  152,525
                                             ==========      ==========

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

Note 4 - Comprehensive Income

      Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three and six-month periods ended June 30, 2002 and 2001:

                                                           In thousands (Unaudited)
                                          ----------------------------------------------------------
                                          Three months ended June 30,       Six months ended June 30,
                                          --------------------------        ------------------------
                                             2002            2001             2002            2001
                                          ----------      ----------       ----------      ----------
Net income                                $   21,325      $   18,653       $   40,990      $   36,925
Foreign currency translation adjustment        6,808            (756)           4,975          (4,506)
Unrealized gain on marketable
   securities and other                           69             203              137             730
                                          ----------      ----------       ----------      ----------
       Total comprehensive income         $   28,202      $   18,100       $   46,102      $   33,149
                                          ==========      ==========       ==========      ==========


Note 5 - Segment Disclosure

      The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

      At June 30, 2002, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2001, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three and six-month periods ended June 30, 2002 and 2001 can be found in the table on page 9 in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report.

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

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


      The Company's net income and earnings per share for the three and six-month periods ended June 30, 2002 and 2001 adjusted to exclude goodwill amortization were as follows (in thousands, except per share amounts):

                                         Three months ended June 30,     Six months ended June 30,
                                         --------------------------      ------------------------
                                            2002            2001           2002            2001
                                          --------        --------       --------        --------
                                                (Unaudited)                    (Unaudited)
Reported net income                       $ 21,325        $ 18,653       $ 40,990        $ 36,925
Add back goodwill amortization,
  net of tax                                    --           2,503             --           4,818
                                          --------        --------       --------        --------
Adjusted net income                       $ 21,325        $ 21,156       $ 40,990        $ 41,743
                                          ========        ========       ========        ========

Basic earnings per share
  as reported                             $   0.65        $   0.57       $   1.25        $   1.13
Goodwill amortization, net of tax               --            0.07             --            0.14
                                          --------        --------       --------        --------
Adjusted basic earnings per share         $   0.65        $   0.64       $   1.25        $   1.27
                                          ========        ========       ========        ========

Diluted earnings per share
  as reported                             $   0.63        $   0.56       $   1.22        $   1.11
Goodwill amortization, net of tax               --            0.07             --            0.14
                                          --------        --------       --------        --------
Adjusted diluted earnings per share       $   0.63        $   0.63       $   1.22        $   1.25
                                          ========        ========       ========        ========

      In the second quarter of 2002, the Company completed the transitional impairment test of its goodwill. As a result of the valuation performed, the Company found no indications of goodwill impairment. During the six months ended June 30, 2002, changes to goodwill primarily resulted from purchase accounting adjustments related to recent acquisitions. As of June 30, 2002, goodwill by segment was: Electronic Instrument Group (EIG) - $243.0 million; Electromechanical Group (EMG) - $147.6 million.

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

      In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." Among other things, Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date of an entity's commitment to an exit plan as under EITF Issue No. 94-3. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently studying the future effects of adopting this Statement.

                                  AMETEK, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:


                                                     Three months ended June 30,        Six months ended June 30,
                                                     ---------------------------        -------------------------
                                                        2002             2001             2002             2001
                                                     ----------       ----------       ----------       ----------
                                                                         (Dollars in thousands)
Net sales
  Electronic Instruments                             $  135,308       $  122,819       $  272,109       $  248,847
  Electromechanical                                     132,118          138,603          258,875          276,646
                                                     ----------       ----------       ----------       ----------
    Consolidated net sales                           $  267,426       $  261,422       $  530,984       $  525,493
                                                     ==========       ==========       ==========       ==========

Operating income and income before income taxes
  Electronic Instruments                             $   20,657       $   18,529       $   41,616       $   37,373
  Electromechanical                                      21,864           21,519           42,437           43,410
                                                     ----------       ----------       ----------       ----------
    Total segment operating income                       42,521           40,048           84,053           80,783
  Corporate and other                                    (4,817)          (4,474)          (9,915)          (9,506)
                                                     ----------       ----------       ----------       ----------
    Consolidated operating income                        37,704           35,574           74,138           71,277
  Interest and other expenses, net                       (6,297)          (7,054)         (13,387)         (14,459)
                                                     ----------       ----------       ----------       ----------
    Consolidated income before
      income taxes                                   $   31,407       $   28,520       $   60,751       $   56,818
                                                     ==========       ==========       ==========       ==========

Operations for the second quarter of 2002 compared with the second quarter of
2001

In the second quarter of 2002, the economic slowdown continued to impact many of the Company's businesses. Net sales for the second quarter of 2002 were $267.4 million, an increase of $6.0 million or 2.3%, compared with the second quarter 2001 net sales of $261.4 million. Net sales for the Electronic Instruments Group
(EIG) increased $12.5 million or 10.2% for the second quarter, primarily due to the 2001 acquisitions of Instruments for Research and Applied Science (IRAS) and EDAX, Inc. Net Sales for the Electromechanical Group (EMG) were down $6.5 million or 4.7% in the second quarter of 2002. Continued adverse market conditions in the worldwide global floor care markets were partially offset by the May 2001 acquisition of GS Electric. Without the 2001 acquisitions, consolidated sales for the second quarter of 2002 would have shown a 7.4% reduction when compared with the same period in 2001.

Segment operating income for the second quarter of 2002 was $42.5 million, an increase of $2.5 million or 6.2% from $40.0 million in the second quarter of 2001. Segment operating income, as a percentage of sales, increased to 15.9% of sales in the current second quarter from 15.3% of sales in the second quarter of 2001. The 2001 acquisitions and the non-amortization of goodwill drove the higher second quarter of 2002 operating income. The Company also continues to benefit from its 2001 cost reduction initiatives.

                                  AMETEK, Inc.

Selling, general and administrative expenses were $27.0 million in the second quarter of 2002, an increase of $3.8 million or 16.5%, when compared with the second quarter of 2001. Selling expenses, as a percentage of sales, increased to 8.3% in the second quarter of 2002, compared with 7.2% for the same period in 2001. The higher content of selling expenses was due to the 2001 acquisitions. Selling expenses by base businesses decreased as a percentage of sales during the period, reflecting the Company's cost reduction initiatives.

Corporate expenses for the second quarter of 2002 were $4.8 million, an increase of $0.3 million from $4.5 million in the second quarter of 2001. Corporate expenses represent 1.8% of sales for second quarter of 2002, essentially the same as the second quarter of 2001. Higher insurance and pension costs in the second quarter of 2002 accounted for the higher corporate expenses. After deducting corporate expenses, consolidated operating income totaled $37.7 million, or 14.1% of sales for the second quarter of 2002, compared with $35.6 million, or 13.6% of sales for the 2001 second quarter.

Interest expense was $6.4 million in the second quarter of 2002, compared with $7.2 million for the same quarter of 2001. The decrease of $0.8 million in the second quarter of 2002 was a result of lower interest rates partially offset by higher average debt levels compared to the second quarter of 2001.

The effective tax rate for the second quarter of 2002 was 32.1% compared with 34.6% for the second quarter of 2001. The lower tax rate in 2002 reflects the tax effect of not amortizing goodwill due to the adoption of SFAS No. 142, and higher tax credits associated with export sales.

Net income for the second quarter of 2002 totaled $21.3 million, up 14.3% from $18.7 million in the second quarter of 2001. Diluted earnings per share rose 12.5% to $0.63 per share, compared with $0.56 per share for the same quarter of 2001. The second quarter of 2001 included goodwill amortization of $2.5 million after tax, or $0.07 per diluted share.

Segment Results

Electronic Instruments Group (EIG) net sales totaled $135.3 million in the second quarter of 2002, an increase of $12.5 million or 10.2% from the same quarter of 2001. Net sales increased in the second quarter of 2002 due to the 2001 acquisitions of IRAS and EDAX, Inc. Without these acquisitions, EIG's sales for the second quarter of 2002 would have been 6.3% lower than the same period in 2001 due to general economic weakness throughout the segment, although the high-end analytical instruments and heavy-vehicle businesses performed well.

                                  AMETEK, Inc.

Operating income of EIG was $20.6 million for the second quarter of 2002, an increase of $2.1 million or 11.5% when compared with the second quarter of 2001. The increase in operating income was due to the sales increase and the non-amortization of goodwill in 2002, as well as improved operating margins resulting from the 2001 cost reduction initiatives, previously mentioned. EIG's pretax goodwill amortization in the second quarter of 2001 was $1.7 million. Operating margins were 15.3% of sales in the second quarter of 2002 compared with operating margins of 15.1% of sales in the second quarter of 2001.

Electromechanical Group (EMG) net sales totaled $132.1 million in the second quarter 2002, a decrease of $6.5 million or 4.7% from the same quarter in 2001. The sales decrease was primarily caused by continued overall weakness in the Group's markets, led by softness in the worldwide floor-care market. The sales decline was partially offset by the May 2001 GS Electric acquisition. Without the acquisition, EMG sales would have been 8.3% lower than the comparable quarter of 2001.

Operating income of EMG was $21.9 million for the second quarter of 2002, an increase of $0.3 million or 1.6% compared with the second quarter of 2001. Although the sales decline adversely affected profits, the higher operating income was primarily due to contributions from the May 2001 acquisition and the non-amortization of goodwill in 2002, as well as profit margin improvements, which were the result of the 2001 cost reduction initiatives. EMG's pretax goodwill amortization in the second quarter of 2001 was $1.2 million. Group operating income as a percentage of sales for the second quarter of 2002 was 16.5%, compared with operating margins of 15.5% in the second quarter of 2001.

Operations for the first six months of 2002 compared with the first six months of 2001.

In the first six months of 2002, the economic slowdown continued to impact many of the Company's businesses. Net sales for the first six months of 2002 were $531.0 million, an increase of $5.5 million, compared with net sales of $525.5 million reported for the first six months of 2001. EIG's net sales increased by 9.3% for the comparative periods due to the 2001 acquisitions of IRAS and EDAX, Inc. EMG's net sales decreased 6.4% for the first six months of 2002 due to continued weakness in the worldwide floor-care market, partially offset by the May 2001 GS Electric acquisition. Without the 2001 acquisitions, consolidated sales for the first six months of 2002 would have shown a 10.2% reduction when compared with the same period in 2001.

New orders for the six months ended June 30, 2002 were $515.7 million, compared with $526.3 million for the same period in 2001, a decrease of $10.6 million, or 2.1%. Orders in the first six months of 2002 declined primarily in the aerospace and power instrument businesses whose orders were unusually strong in the first six months of 2001. The decline in order input was partially

                                  AMETEK, Inc.

offset by orders received from the 2001 acquisitions. The Company's backlog of unfilled orders at June 30, 2002 was $261.3 million, compared with $276.6 million at December 31, 2001, a decrease of $15.4 million or 5.7%, due to the reasons mentioned above.

Segment operating income for the first six months of 2002 was $84.1 million, an increase of $3.3 million or 4.0% compared with the same period in 2001. As a percentage of sales, 2002 segment operating income rose to 15.8% from 15.4% for the comparable period in 2001. The higher operating income was primarily driven by the 2001 acquisitions and the non-amortization of goodwill, effective at the beginning of 2002. The Company continues to benefit from its 2001 cost reduction initiatives, which includes the migration of production to low-cost locales in Reynosa, Mexico, China and the Czech Republic.

Selling, general and administrative expenses were $54.8 million for the first six months of 2002, an increase of $7.5 million or 15.8%, when compared with the second quarter of 2001. Selling expenses, as a percentage of sales, increased to 8.5% for the first six months of 2002, compared with 7.2% for the same period in 2001. The higher content of selling expenses was due to the 2001 acquisitions. Selling expenses by base businesses decreased as a percentage of sales during the period, reflecting the Company's cost reduction initiatives.

Corporate expenses were $9.9 million for the first six months of 2002, an increase of $0.4 million or 4.3% when compared with the same period in 2001, but were unchanged as a percentage of sales. Higher insurance and pension costs in the six months ended June 30, 2002 accounted for the higher corporate expenses.

Operating income was $74.1 million, an increase of $2.8 million or 4.0% when compared with the same period in 2001. This represents an operating margin of 14.0% for the first six months of 2002 compared with 13.6% for the same period in 2001.

Interest expense was $13.3 million for the first six months of 2002, a decrease of $1.5 million or 10.4% when compared with the first six months of 2001. Interest expense decreased primarily due to lower interest rates partially offset by higher average debt levels when compared with same period in 2001.

The effective tax rate for the first six months of 2002 was 32.5% compared with 35.0% for the second quarter of 2001. The lower tax rate in 2002 reflects the tax effect of not amortizing goodwill due to the adoption of SFAS No. 142, and higher tax credits associated with export sales.

Net income for the first six months of 2002 was $41.0 million, or $1.22 per share on a diluted basis, compared with net income of $36.9 million, or $1.11 per diluted share for the first six months of 2001. The first six months in 2001 included goodwill amortization of $4.8 million after tax, or $0.14 per diluted share.

                                  AMETEK, Inc.

Segment Results

Electronic Instruments Group (EIG), net sales were $272.1 million for the first half of 2002, an increase of $23.3 million or 9.3% compared with the same period of 2001. The sales increase in 2002 was due to the 2001 acquisitions of IRAS and EDAX, Inc. Without these acquisitions, EIG's sales for the first six months of 2002 would have been 7.1% lower than the same period of 2001, due to general economic weakness across most of the Group's businesses.

EIG's operating income for the first half of 2002 totaled $41.6 million, an increase of $4.2 million or 11.4% compared with the first half of 2001. The increase in operating income was due to the non-amortization of goodwill in 2002, and the sales increase, as well as improved operating margins resulting from the 2001 cost reduction initiatives. EIG's pretax goodwill amortization in the first six months of 2001 was $3.2 million. Operating margins were 15.3% of sales in the first six months of 2002 compared with operating margins of 15.0% of sales in the comparable period in 2001.

In the Electromechanical Group (EMG) net sales totaled $258.9 million for the first six months of 2002, a decrease of $17.7 million or 6.4% compared with the same period in 2001. The sales decrease was mainly caused by continued weakness in many of the Group's markets, led by softness in the worldwide floor-care market. The sales decline was partially offset by the May 2001 GS Electric acquisition. Without the acquisition, EMG sales would have decreased by 13.0% from the comparable period in 2001.

EMG's operating income for the first six months of 2002 was $42.4 million, a decrease of $1.0 million or 2.2% when compared with the same period in 2001. The lower operating income was mainly due to the sales decrease, partially offset by profit margin improvement, which was the result of the cost reduction initiatives. Operating income in 2002 benefited from the non-amortization of goodwill. EMG's pretax goodwill amortization in the first six months of 2001 was $2.4 million. Operating margins for the first six months of 2002 was 16.4%, compared with operating margins of 15.7% margin for the comparable period in 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities totaled $56.7 million in the first half of 2002, compared with $18.1 million (before accounts receivable securitization transactions) for the same period in 2001, a significant increase of $38.6 million. The $38.6 million increase in operating cash flow was the result of strong working capital management in the first half of 2002, including lower inventories. The first half of 2001 included a build-up in inventories associated with the Company's movement of certain products to low-cost manufacturing facilities. After tax cash expenditures in the first half of 2002 related to the Company's fourth quarter 2001 accrual for cost reduction initiatives were

                                  AMETEK, Inc.

$2.4 million. The Company expects to make total after tax cash expenditures on these initiatives of approximately $7.0 million in 2002. In connection with its accounts receivable securitization program, on April 1, 2001, the Company recorded $45.0 million of securitized accounts receivable and short-term borrowings of a special purpose subsidiary, which amount had previously been given off-balance sheet treatment. As a result of the above items, cash generated by operating activities totaled $56.7 million in the first six months of 2002, compared with cash used of $26.9 million in the same period of 2001.

Cash used for investing activities totaled $13.9 million in the first six months of 2002, compared with $40.4 million used in the same period of 2001. The 2001 period included the purchase of GS Electric in May 2001 for $32.3 million. Additions to property, plant and equipment in the first six months of 2002 totaled $7.9 million, compared with $14.1 million in the same period of 2001.

Cash used for financing activities in the first six months of 2002 totaled $41.5 million, compared with cash provided by financing activities of $67.9 million in the same period of 2001. In the first six months of 2002, net short-term borrowings decreased by $44.7 million, reflecting the use of operating cash inflows, compared with an increase of $61.9 million in 2001 due to the effect of the accounts receivable securitization transaction, noted above. Net cash proceeds from the exercise of employee stock options totaled $7.4 million in the first six months of 2002, compared with $9.9 million for the first six months in 2001.

As a result of the activities discussed above, the Company's cash and cash equivalents at June 30, 2002 totaled $15.4 million, compared with $14.1 million at December 31, 2001. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

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

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of AMETEK, Inc. (the "Company") was held on May 21, 2002. The following matters were voted on at the Annual Meeting and received the number of votes indicated:

      1) Election of Directors. The following nominees were elected to the Board of Directors for the terms expiring in 2005:

                                          Number of Shares
                                    -----------------------------
                                                    Voted against
                Nominee             Voted for        or withheld
            ------------------      ----------      -------------
            Sheldon S. Gordon       27,782,538         286,844

            Frank S. Hermance       27,780,991         288,391

            David P. Steinmann      27,787,378         282,004

            Of the remaining five Board members, three will stand for election in the year 2003, and two Board members will stand for election in the year 2004.

      2) Approval of 2002 Stock Incentive Plan. The Shareholders voted in favor of the 2002 Stock Incentive Plan of AMETEK, Inc. which was adopted and approved by the Board of Directors on March 13, 2002. There were 21,798,164 shares voted for approval; 2,559,165 shares voted against, and 3,712,053 abstentions.

      3) Appointment of Independent Auditors. The Shareholders approved the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2002. There were 27,097,854 shares voted for approval, 871,061 shares voted against, and 100,467 abstentions.

Item 5. Other Information

The Company is submitting herewith for filing the certifications of its Chief Executive Officer and its Chief Financial Officer regarding the compliance of its report on Form 10-Q as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which was enacted on July 30, 2002. Such officer certifications are included as Exhibit 99 under Item 6 Exhibits, hereof.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits:

      Exhibit
      Number                     Description
      -------                    -----------
        10.1         Amendment No. 3 to the 1999 Stock Incentive Plan of AMETEK,
                     Inc.
        10.2         Second Amendment to the Receivables Purchase Agreement
                     dated as of June 3, 2002.
        10.3         Third Amendment to the Receivables Purchase Agreement dated as of June 28, 2002.
        10.4         Seventh Amendment to the Receivables Sale Agreement dated
                     as of June 3, 2002.
        10.5         Eighth Amendment to the Receivables Sale Agreement dated as of June 28, 2002.
        99.1         Certification of Periodic Financial Report by Chief
                     Executive Officer
        99.2         Certification of Periodic Financial Report by Chief
                     Financial Officer

b) Reports on Form 8-K: During the quarter ended June 30, 2002, no reports were filed on Form 8-K.

                                  AMETEK, Inc.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   AMETEK, Inc.
                                    -------------------------------------------
                                                   (Registrant)




                                    By  /s/ Robert R. Mandos, Jr.
                                      -----------------------------------------
                                            Robert R. Mandos, Jr.
                                            Vice President & Comptroller
                                            (Principal Accounting Officer)


August 9, 2002