Form 10-Q
period 2002-09-30
AMETEK INC/
filed 2002-11-12
CIK 1037868

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

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

      The number of shares of the issuer's common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 31, 2002 was 33,030,994 shares.

                                  AMETEK, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            Consolidated Statement of Income for
              the Three and Nine Months Ended September 30, 2002 and 2001....................     3
            Consolidated Balance Sheet as of
              September 30, 2002 and December 31, 2001.......................................     4
            Condensed Consolidated Statement of Cash Flows for
              the Nine Months Ended September 30, 2002 and 2001..............................     5
            Notes to Consolidated Financial Statements.......................................     6

      Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................     9

PART II. OTHER INFORMATION

      Item 4. Controls and Procedures........................................................    16

      Item 6. Exhibits and Reports on Form 8-K...............................................    16

SIGNATURES...................................................................................    17

CERTIFICATIONS ..............................................................................    18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                  AMETEK, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                               Three months ended           Nine months ended
                                                  September 30,               September 30,
                                            ------------------------    ------------------------
                                               2002          2001          2002          2001
                                            ----------    ----------    ----------    ----------
Net sales                                   $  256,995    $  256,533    $  787,979    $  782,026
                                            ----------    ----------    ----------    ----------
Expenses:
   Cost of sales, excluding depreciation       184,550       191,760       570,756       582,632
   Selling, general and administrative          26,123        23,745        80,907        71,069
   Depreciation                                  8,262         8,062        24,118        24,082
                                            ----------    ----------    ----------    ----------
     Total expenses                            218,935       223,567       675,781       677,783
                                            ----------    ----------    ----------    ----------

Operating income                                38,060        32,966       112,198       104,243
Other income (expenses):
   Interest expense                             (6,175)       (6,456)      (19,452)      (21,274)
   Other, net                                     (591)          422          (701)          781
                                            ----------    ----------    ----------    ----------
Income  before income taxes                     31,294        26,932        92,045        83,750
Provision for income taxes                       9,913         9,205        29,674        29,098
                                            ----------    ----------    ----------    ----------
Net income                                  $   21,381    $   17,727    $   62,371    $   54,652
                                            ==========    ==========    ==========    ==========
Basic earnings per share                    $     0.65    $     0.54    $     1.90    $     1.66
                                            ==========    ==========    ==========    ==========
Diluted earnings per share                  $     0.64    $     0.53    $     1.86    $     1.63
                                            ==========    ==========    ==========    ==========

Average common shares outstanding:
  Basic shares                                  32,926        33,063        32,906        32,873
                                            ==========    ==========    ==========    ==========
  Diluted shares                                33,566        33,701        33,623        33,512
                                            ==========    ==========    ==========    ==========
Dividends per share                         $     0.06    $     0.06    $     0.18    $     0.18
                                            ==========    ==========    ==========    ==========

                             See accompanying notes.

                                  AMETEK, Inc.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                       September 30,   December 31,
                                                           2002            2001
                                                       ------------    ------------
                                                       (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                          $     18,269    $     14,139
    Marketable securities                                     5,832           8,215
    Receivables, less allowance for possible losses         181,415         181,031
    Inventories                                             135,420         152,525
    Deferred income taxes                                     9,886          10,096
    Other current assets                                     15,447          13,341
                                                       ------------    ------------
        Total current assets                                366,269         379,347
                                                       ------------    ------------

Property, plant and equipment, at cost                      583,601         561,753
    Less accumulated depreciation                          (376,718)       (347,259)
                                                       ------------    ------------
                                                            206,883         214,494
                                                       ------------    ------------

Goodwill, net of accumulated amortization                   390,696         387,420
Investments and other assets                                 52,346          48,028
                                                       ------------    ------------
        Total assets                                   $  1,016,194    $  1,029,289
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                        $    136,553    $    167,399
    Accounts payable                                         80,601          86,707
    Accruals                                                 83,924          82,044
                                                       ------------    ------------
        Total current liabilities                           301,078         336,150

Long-term debt                                              279,787         303,434

Deferred income taxes                                        34,166          33,496

Other long-term liabilities                                   3,978          21,151

Stockholders' equity:
  Common stock                                                  338             334
  Capital in excess of par value                              9,431             683
  Retained earnings                                         445,378         388,929
  Accumulated other comprehensive losses                    (33,566)        (37,023)
  Treasury stock                                            (24,396)        (17,865)
                                                       ------------    ------------
                                                            397,185         335,058
                                                       ------------    ------------
        Total liabilities and stockholders' equity     $  1,016,194    $  1,029,289
                                                       ============    ============

                            See accompanying notes.

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                        Nine months ended
                                                                                          September 30,
                                                                                      ---------------------
                                                                                        2002         2001
                                                                                      --------     --------
Cash provided by (used for):
  Operating activities:
   Net income                                                                         $ 62,371     $ 54,652
     Adjustments to reconcile net income to total operating activities:
       Depreciation and amortization                                                    24,542       33,298
       Deferred income taxes                                                               738        3,639
       Net change in assets and liabilities                                             (1,911)     (34,851)
       Other                                                                            (5,444)      (8,207)
                                                                                      --------     --------
        Total operating activities (before receivable securitization transactions)      80,296       48,531
        Decrease in accounts receivable sold                                                --      (45,000)
                                                                                      --------     --------
        Total operating activities                                                      80,296        3,531
                                                                                      --------     --------

  Investing activities:
    Additions to property, plant and equipment                                         (12,700)     (21,376)
    Purchase of businesses                                                                  --      (68,102)
    Other                                                                               (3,355)       5,504
                                                                                      --------     --------
        Total investing activities                                                     (16,055)     (83,974)
                                                                                      --------     --------

  Financing activities:
    Net change in short-term borrowings                                                (31,976)      13,817
    Additional long-term borrowings                                                         --       73,321
    Reduction of long-term debt                                                        (23,723)        (721)
    Repurchases of common stock                                                         (7,346)     (11,628)
    Cash dividends paid                                                                 (5,922)      (5,918)
    Proceeds from stock options and other                                                8,856       12,328
                                                                                      --------     --------
        Total financing activities                                                     (60,111)      81,199
                                                                                      --------     --------

Increase in cash and cash equivalents                                                    4,130          756

Cash and cash equivalents:
  As of January 1                                                                       14,139        7,187
                                                                                      --------     --------
  As of September 30                                                                  $ 18,269     $  7,943
                                                                                      ========     ========

                            See accompanying notes.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


Note 1 - Financial Statement Presentation

      The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2002 and the consolidated results of its operations for the three and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes presented in the Company's 2001 Form 10-K as filed with the Securities and Exchange Commission.

Note 2 - Earnings Per Share

      The calculation of basic earnings per share for the three and nine-month periods ended September 30, 2002 and 2001 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                     Weighted average shares (in thousands) (Unaudited)
                                 ----------------------------------------------------------
                                 Three months ended Sept. 30,   Nine months ended Sept. 30,
                                 ----------------------------   ---------------------------
                                        2002        2001              2002        2001
                                        ----        ----              ----        ----
Basic Shares                          32,926      33,063            32,906      32,873
Stock option and award plans             640         638               717         639
                                      ------      ------            ------      ------
Diluted Shares                        33,566      33,701            33,623      33,512
                                      ======      ======            ======      ======

Note 3 - Inventories

      The estimated components of inventory stated at lower of LIFO cost or market are:

                                                         (In thousands)
                                                --------------------------------
                                                September 30,       December 31,
                                                    2002               2001
                                                  ---------          ---------
                                                 (Unaudited)
Finished goods and parts                          $  29,499          $  31,313
Work in process                                      33,691             36,925
Raw materials and purchased parts                    72,230             84,287
                                                  ---------          ---------
                                                  $ 135,420          $ 152,525
                                                  =========          =========

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                  (Unaudited)

Note 4 - Comprehensive Income

      Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three and nine-month periods ended September 30, 2002 and 2001:

                                                                          In thousands (Unaudited)
                                                     ------------------------------------------------------------------
                                                     Three months ended September 30,   Nine months ended September 30,
                                                     --------------------------------   -------------------------------
                                                           2002              2001             2002              2001
                                                           ----              ----             ----              ----
Net income                                              $21,381           $17,727          $62,371           $54,652
Foreign currency translation adjustment                    (105)               42            4,870            (4,464)
Unrealized loss on marketable securities and other       (1,550)           (1,578)          (1,413)             (848)
                                                        -------           -------          -------           -------
    Total comprehensive income                          $19,726           $16,191          $65,828           $49,340
                                                        =======           =======          =======           =======

Note 5 - Segment Disclosure

      The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

      At September 30, 2002, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2001, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three and nine-month periods ended September 30, 2002 and 2001 can be found in the table on page 9 in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report.

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

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                  (UNAUDITED)

      The Company's net income and earnings per share for the three and nine-month periods ended September 30, 2002 and 2001 adjusted to exclude goodwill amortization were as follows (in thousands, except per share amounts):

                                                 Three months ended           Nine months ended
                                                    September 30,               September 30,
                                              ------------------------    ------------------------
                                                 2002          2001          2002          2001
                                              ----------    ----------    ----------    ----------
                                                    (Unaudited)                 (Unaudited)
Reported net income                           $   21,381    $   17,727    $   62,371    $   54,652
Add back goodwill amortization, net of tax            --         2,644            --         7,462
                                              ----------    ----------    ----------    ----------
Adjusted net income                           $   21,381    $   20,371    $   62,371    $   62,114
                                              ==========    ==========    ==========    ==========

Basic Earnings per Share as Reported          $     0.65    $     0.54    $     1.90    $     1.66
Goodwill amortization, net of tax                     --          0.08            --          0.22
                                              ----------    ----------    ----------    ----------
Adjusted basic earnings per share             $     0.65    $     0.62    $     1.90    $     1.88
                                              ==========    ==========    ==========    ==========

Diluted Earnings per Share as Reported        $     0.64    $     0.53    $     1.86    $     1.63
Goodwill amortization, net of tax                     --          0.08            --          0.22
                                              ----------    ----------    ----------    ----------
Adjusted diluted earnings per share           $     0.64    $     0.61    $     1.86    $     1.85
                                              ==========    ==========    ==========    ==========

      The Company has completed the transitional impairment test of its goodwill. As a result of the valuation performed, the Company found no indications of goodwill impairment. During the nine months ended September 30, 2002, changes to goodwill primarily resulted from purchase accounting adjustments related to recent acquisitions. As of September 30, 2002, goodwill by segment was: Electronic Instrument Group (EIG) - $243.1 million; Electromechanical Group (EMG) - $147.6 million.

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

      In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." Among other things, Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date of an entity's commitment to an exit plan as under EITF Issue No. 94-3. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is studying the future effects of adopting this Statement, but the Company does not believe that its adoption will have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

                                  AMETEK, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

      The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:

                                                   Three months ended Sept. 30,     Nine months ended Sept. 30,
                                                        2002          2001              2002          2001
                                                     ----------    ----------        ----------    ----------
                                                                       (Dollars in thousands)
Net sales
   Electronic Instruments                            $  134,726    $  126,619        $  406,835    $  375,466
   Electromechanical                                    122,269       129,914           381,144       406,560
                                                     ----------    ----------        ----------    ----------
   Consolidated net sales                            $  256,995    $  256,533        $  787,979    $  782,026
                                                     ==========    ==========        ==========    ==========

Operating income and income before income taxes
   Electronic Instruments                            $   22,826    $   18,174        $   64,442    $   55,547
   Electromechanical                                     19,549        19,138            61,986        62,548
                                                     ----------    ----------        ----------    ----------
   Total segment operating income                        42,375        37,312           126,428       118,095
   Corporate and other                                   (4,315)       (4,346)          (14,230)      (13,852)
                                                     ----------    ----------        ----------    ----------
   Consolidated operating income                         38,060        32,966           112,198       104,243
   Interest and other expenses, net                      (6,766)       (6,034)          (20,153)      (20,493)
                                                     ----------    ----------        ----------    ----------
   Consolidated income before income taxes           $   31,294    $   26,932        $   92,045    $   83,750
                                                     ==========    ==========        ==========    ==========

Operations for the third quarter of 2002 compared with the third quarter of 2001

Although the difficult global economic environment continued to impact many of the Company's businesses, the Company performed well in the third quarter of 2002. Net sales for the third quarter of 2002 were flat at $257.0 million, compared with the third quarter of 2001. Net sales for the Electronic Instruments Group (EIG) increased $8.1 million or 6.4% for the current third quarter, primarily due to the December 2001 acquisition of Instruments for Research and Applied Science (IRAS), as well as strength in the Company's high-end analytical instruments and heavy-vehicle businesses. Net Sales for the Electromechanical Group (EMG) were down $7.6 million or 5.9% in the third quarter of 2002. Adverse market conditions affecting the floor care markets continued to impact the sales of EMG in the third quarter of 2002, despite a strong performance in Asia. Without the IRAS acquisition, consolidated sales for the third quarter of 2002 would have shown a 4.6% reduction when compared with the same quarter in 2001.

Segment operating income for the third quarter of 2002 was $42.4 million, an increase of $5.1 million or 13.6% from $37.3 million in the third quarter of 2001. Segment operating income, as a percentage of sales, increased to 16.5% of sales in the current third quarter from 14.5% of sales in the third quarter of 2001. The benefits from aggressive management of the Company's cost structure over the past two years, the contributions from the IRAS acquisition, and the non-amortization of goodwill drove the higher third quarter of 2002 operating income.

                                  AMETEK, Inc.

Selling, general and administrative expenses were $26.1 million in the third quarter of 2002, an increase of $2.4 million or 10.1%, when compared with the third quarter of 2001. Selling expenses, as a percentage of sales, increased to 10.2% in the third quarter of 2002, compared with 9.3% for the same period in 2001. Increased selling expense in the third quarter of 2002 was due to the IRAS acquisition which was acquired in December 2001, and has a higher content of selling expenses.

Corporate expenses for the third quarter of 2002 were $4.3 million or 1.7% of sales. These totals essentially were unchanged when compared to the same quarter in 2001. After deducting corporate expenses, consolidated operating income totaled $38.1 million, or 14.8% of sales for the third quarter of 2002, compared with $33.0 million, or 12.9% of sales for the third quarter of 2001.

Interest expense was $6.2 million in the third quarter of 2002, compared with $6.5 million for the same quarter of 2001. The decrease of $0.3 million, or 4.4%, resulted from lower interest rates and debt levels compared to the third quarter of 2001. Other expenses, net were $0.6 million in the third quarter of 2002, compared with other income of $0.4 million in the third quarter of 2001. This $1.0 million change resulted primarily from lower investment income in the current third quarter.

The effective tax rate for the third quarter of 2002 was 31.7% compared with 34.2% for the third quarter of 2001. The lower tax rate in 2002 results primarily from the tax effect of not amortizing goodwill due to the adoption of SFAS No. 142, and favorable tax planning initiatives.

Net income for the third quarter of 2002 totaled $21.4 million, up 20.6% from $17.7 million in the third quarter of 2001. Diluted earnings per share rose 20.8% to $0.64 per share, compared with $0.53 per share for the same quarter of 2001. Net income for the third quarter of 2001 included goodwill amortization of $2.6 million after tax, or $0.08 per diluted share.

Segment Results

Electronic Instruments Group (EIG) net sales totaled $134.7 million in the third quarter of 2002, an increase of $8.1 million or 6.4% from the same quarter of 2001. The Group's sales increase in the third quarter of 2002 was due to the acquisition of IRAS, as well as strength in the high-end analytical instruments and heavy-vehicle businesses. The Company believes the increase in heavy-vehicle instruments sales was due mainly to truck purchases in advance of more stringent federal emission standards, that were due to become effective October 1, 2002. However, conditions remain weak in many of EIG's markets. The ongoing slowdown in the general aerospace, and power instruments markets has been offset somewhat by strength in the military aerospace market. Without the IRAS acquisition, EIG's sales for the third quarter of 2002 would have been lower than the same period in 2001.

                                  AMETEK, Inc.

Operating income of EIG was $22.8 million for the third quarter of 2002, an increase of $4.7 million or 25.6% when compared with the third quarter of 2001. The increase in operating income was due to the sales increase noted above, as well as improved operating margins resulting from reducing the Group's cost structure through headcount reductions, shifting production to low-cost locales and other expense reductions. The non-amortization of goodwill in 2002 also benefited EIG. EIG's pretax goodwill amortization in the third quarter of 2001 was $1.7 million. Group operating margins were 16.9% of sales in the third quarter of 2002 compared with operating margins of 14.4% of sales in the third quarter of 2001.

Electromechanical Group (EMG) net sales totaled $122.3 million in the third quarter 2002, a decrease of $7.6 million or 5.9% from the same quarter in 2001. The sales decrease reflects the continued overall weakness in the Group's markets, led by softness in the floor-care market.

Operating income of EMG was $19.5 million for the third quarter of 2002, an increase of $0.4 million or 2.1% compared with the third quarter of 2001. The higher operating income was due to the non-amortization of goodwill in 2002. EMG's pretax goodwill amortization in the third quarter of 2001 was $1.4 million. Also, the Group's low-cost manufacturing initiatives and other expense reductions benefited EMG, although the sales decline mentioned above adversely affected profits. Group operating income as a percentage of sales for the third quarter of 2002 was 16.0%, compared with operating margins of 14.7% in the third quarter of 2001.

Operations for the first nine months of 2002 compared with the first nine months of 2001

In the first nine months of 2002, the difficult economic environment continued to impact many of the Company's businesses. Net sales for the first nine months of 2002 were $788.0 million, an increase of $6.0 million or 0.8%, compared with net sales of $782.0 million reported for the first nine months of 2001. EIG's net sales increased by 8.4% for the comparative periods due mainly to the 2001 acquisitions of IRAS and EDAX, Inc. EMG's net sales decreased 6.3% for the first nine months of 2002 due to continued weakness in the floor-care market, partially offset by the 2001 acquisition of GS Electric. Without the 2001 acquisitions, consolidated sales for the first nine months of 2002 would have shown an 8.4% reduction when compared with the same period in 2001.

New orders for the nine months ended September 30, 2002 were $757.7 million, compared with $791.7 million for the same period in 2001, a decrease of $34.0 million, or 4.3%. Orders in the first nine months of 2002 declined primarily in the aerospace and power instrument businesses whose orders were unusually strong through the first nine months of 2001. The decline in order input was partially offset by orders received from the 2001 acquisitions. The Company's backlog of unfilled orders at September 30, 2002 was $246.3 million, compared with $276.6 million at December 31, 2001, a decrease of $30.3 million or 11.0%, due to the reasons mentioned above, as well as the overall economic slowdown.

                                  AMETEK, Inc.

Segment operating income for the first nine months of 2002 was $126.4 million, an increase of $8.3 million or 7.1% compared with the same period in 2001. As a percentage of sales, 2002 segment operating income rose to 16.0% from 15.1% for the comparable period in 2001. The higher operating income was primarily driven by the 2001 acquisitions and the non-amortization of goodwill, effective at the beginning of 2002. The Company continues to benefit from its aggressive cost reduction initiatives, which began in the second half of 2000. These initiatives include the migration of production to low-cost locales in Mexico, China and the Czech Republic and the lowering of its overall cost structure.

Selling, general and administrative expenses were $80.9 million for the first nine months of 2002, an increase of $9.8 million or 13.8%, when compared with the first nine months of 2001. Selling expenses, as a percentage of sales, increased to 8.5% for the first nine months of 2002, compared with 7.3% for the same period in 2001. The higher content of selling expenses was due to the 2001 acquisitions. Selling expenses by base businesses decreased as a percentage of sales during the period, reflecting the Company's continual focus on cost reduction initiatives.

Corporate expenses were $14.2 million or 1.8% of sales for the first nine months of 2002, an increase of $0.3 million or 2.7% when compared with the same period in 2001, but were flat as a percentage of sales. Higher insurance and pension costs in the nine months ended September 30, 2002 accounted for the increase in corporate expenses.

Consolidated operating income was $112.2 million, an increase of $8.0 million or 7.7%, when compared with the same period in 2001. This represents an operating margin of 14.2% for the first nine months of 2002 compared with 13.3% for the same period in 2001.

Interest expense was $19.5 million for the first nine months of 2002, a decrease of $1.8 million or 8.6% when compared with the first nine months of 2001. Interest expense decreased primarily due to lower overall interest rates partially offset by higher average debt levels. Other expenses, net were $0.7 million for the first nine months of 2002, compared to other income of $0.8 million for the comparable period in 2001. This $1.5 million change resulted primarily from lower investment income in the first nine months of 2002, compared to the same period in 2001.

The effective tax rate for the first nine months of 2002 was 32.2% compared with 34.7% for the second quarter of 2001. The lower tax rate in 2002 results primarily from the tax effect of not amortizing goodwill due to the adoption of SFAS No. 142, and favorable tax planning initiatives.

Net income for the first nine months of 2002 was $62.4 million, or $1.86 per share on a diluted basis, compared with net income of $54.7 million, or $1.63 per diluted share for the first nine months of 2001. Net income for the first nine months in 2001 included goodwill amortization of $7.5 million after tax, or $0.22 per diluted share.

                                  AMETEK, Inc.

Segment Results

Electronic Instruments Group (EIG), net sales were $406.8 million for the first nine months of 2002, an increase of $31.4 million or 8.4% compared with the same period of 2001. The Group's sales increase in 2002 was due to the 2001 acquisitions of IRAS and EDAX, Inc., as well as strength in its heavy-vehicle business. However, conditions have remained weak in many of EIG's markets. Without the acquisitions, EIG's sales for the first nine months of 2002 would have been 5.9% lower than the same period of 2001.

EIG's operating income for the first nine months of 2002 totaled $64.4 million, an increase of $8.9 million or 16.0% compared with the same period in 2001. The increase in operating income was due to the sales increase, as well as improved operating margins resulting from the cost reduction initiatives, discussed above. The non-amortization of goodwill in 2002 also benefited EIG. EIG's pretax goodwill amortization in the first nine months of 2001 was $4.9 million. Group operating margins were 15.8% of sales in the first nine months of 2002, compared with operating margins of 14.8% of sales in the comparable period in 2001.

In the Electromechanical Group (EMG) net sales totaled $381.1 million for the first nine months of 2002, a decrease of $25.4 million or 6.3% compared with the same period in 2001. The Group's sales decrease reflects the continued overall weakness in many of the Group's markets, led by softness in the floor-care market. The sales decline was partially offset by the 2001 GS Electric acquisition. Without the acquisition, EMG sales would have decreased by 10.7% from the comparable period in 2001.

EMG's operating income for the first nine months of 2002 was $62.0 million, a decrease of $0.6 million or 0.9% when compared with the same period in 2001. The lower operating income was mainly due to the sales decrease, partially offset by profit margin improvement, which was the result of the cost reduction initiatives, previously mentioned. The Group's operating income in 2002 benefited from the 2001 acquisition of GS Electric and from the non-amortization of goodwill. EMG's pretax goodwill amortization in the first nine months of 2001 was $3.8 million. Group operating margins were 16.3% of sales in the first nine months of 2002, compared with operating margins of 15.4% of sales in the comparable period in 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities totaled $80.3 million in the first nine months of 2002, compared with $48.5 million (before accounts receivable securitization transactions), for the same period in 2001, an increase of $31.8 million, or 66.0%. The significant increase in operating cash flow was the result of higher earnings and a stronger focus on working capital management in the

                                  AMETEK, Inc.

first nine months of 2002, with particular emphasis on reducing inventories. Inventories are lower by $17.1 million, or 11.2%, since December 31, 2001. The 2001 year included a build-up in inventories to protect customers during the Company's movement of certain products to low-cost manufacturing facilities. Those moves are continuing and some inventory build-up at certain locations remains in place.

In the third quarter of 2002, the Company made a contribution to its pension plans, and funded payables and accruals during the first nine months of 2002. The Company's after tax cash expenditures for the first nine months of 2002 related to its fourth quarter 2001 accrual for cost reduction initiatives were $3.3 million. Most of the remaining $3.7 million in after tax cash expenditures is expected to be expended by early 2003. Cash generated from operating activities before accounts receivable securitization transactions totaled $80.3 million in the first nine months of 2002, compared with $48.5 million in the same period of 2001, an increase of 66%.

In connection with its accounts receivable securitization program, on April 1, 2001, the Company recorded $45.0 million of securitized accounts receivable and short-term borrowings of a special purpose subsidiary. This amount had previously been given off-balance sheet treatment. After deducting this item, cash generated by operating activities in the first nine months of 2001 totaled $3.5 million.

Cash used for investing activities totaled $16.1 million in the first nine months of 2002, compared with $84.0 million of cash used in the same period of 2001. The 2001 period included the purchase of two businesses for $68.1 million, GS Electric was acquired in May 2001 and EDAX Inc. was acquired in July 2001. Additions to property, plant and equipment in the first nine months of 2002 totaled $12.7 million, compared with $21.4 million in the same period of 2001.

Cash used for financing activities in the first nine months of 2002 totaled $60.1 million, compared with cash provided by financing activities of $81.2 million in the same period of 2001. In the first nine months of 2002, net short-term borrowings decreased by $32.0 million, and long-term borrowings decreased $23.7 million. These decreases reflect the partial use of the strong operating cash inflows for the first nine months of 2002. For the 2001 nine-month period, short-term borrowings increased $13.8 million and $73.3 million in additional long-term borrowings were incurred, related to the accounts receivable securitization transaction and acquisitions discussed above. Repurchases of Company common stock as of September 30, 2002 totaled $7.3 million for 236,900 shares acquired in the third quarter of 2002, compared with $11.6 million for 440,000 shares acquired in the comparable nine months of 2001. Net cash proceeds from the exercise of employee stock options and other totaled $8.9 million in the first nine months of 2002, compared with $12.3 million for the first nine months in 2001.

                                  AMETEK, Inc.

As a result of the activities discussed above, the Company's cash and cash equivalents at September 30, 2002 totaled $18.3 million, compared with $14.1 million at December 31, 2001. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

The Company's shelf registration statement filed with the Securities and Exchange Commission in December 2001, which provides for up to $300 million in additional financing, became effective in October 2002.

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

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

Item 4. Controls and Procedures

      (a) Within the 90 days prior to the date of filing this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, and Executive Vice President - Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934 (as amended) (the "Exchange Act"). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, and Executive Vice President - Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's filings under the Exchange Act.

      (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits:

       Exhibit
       Number                              Description
       ------                              -----------
        10.1      Amendment No. 4 to the 1997 Stock Incentive Plan of AMETEK, Inc.
        10.2      Amendment No. 4 to the 1999 Stock Incentive Plan of AMETEK, Inc.
        10.3      Amendment No. 1 to the 2002 Stock Incentive Plan of AMETEK, Inc.
        99.1      Certification of Chief Executive Officer, Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
        99.2      Certification of Chief Financial Officer, Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K: During the quarter ended September 30, 2002, no reports were filed on Form 8-K.

                                  AMETEK, Inc.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         AMETEK, Inc.
                                              ----------------------------------
                                                         (Registrant)




                                              By  /s/ Robert R. Mandos, Jr.
                                                  ------------------------------
                                                  Robert R. Mandos, Jr.
                                                  Vice President & Comptroller
                                                  (Principal Accounting Officer)


November 11, 2002

                                 CERTIFICATIONS


I, Frank S. Hermance, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of AMETEK, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


                                            /s/ Frank S. Hermance
                                            ------------------------------------
                                            Frank S. Hermance
                                            Chairman and Chief Executive Officer

I, John J. Molinelli, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of AMETEK, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002


                                            /s/ John J. Molinelli
                                            ------------------------------------
                                            John J. Molinelli
                                            Executive Vice President -
                                            Chief Financial Officer

                                  AMETEK, Inc.
                                  EXHIBIT INDEX

            Exhibit
            Number                                   Description
            ------                                   -----------
             10.1              Amendment No. 4 to the 1997 Stock Incentive Plan of  AMETEK, Inc.
             10.2              Amendment No. 4 to the 1999 Stock Incentive Plan of AMETEK, Inc.
             10.3              Amendment No. 1 to the 2002 Stock Incentive Plan of AMETEK, Inc.
             99.1              Certification of Chief Executive Officer, Pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002.
             99.2              Certification of Chief Financial Officer, Pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002.