Form 10-K
period 2002-12-31
AMETEK INC/
filed 2003-03-17
CIK 1037868

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
                                 (610) 647-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                          -----------------------------------------
    COMMON STOCK, $0.01 PAR VALUE (VOTING)                          NEW YORK STOCK EXCHANGE
                                                                    PACIFIC EXCHANGE, INC.
          7.20% SENIOR NOTES DUE 2008                                        NONE

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT). [X] YES [ ] NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003, was $1,065,748,567.

     The number of shares of common stock outstanding as of February 28, 2003, was 33,096,514.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  AMETEK, INC.

                          2002 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         -------
                                     PART I
Item 1.   Business....................................................      2
Item 2.   Properties..................................................     11
Item 3.   Legal Proceedings...........................................     11
Item 4.   Submission of Matters to a Vote of Security Holders.........     11

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     12
Item 6.   Selected Financial Data.....................................     13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     16
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     30
Item 8.   Financial Statements and Supplementary Data.................     30
Item 9.   Change in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     56

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     56
Item 11.  Executive Compensation......................................     56
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     56
Item 13.  Certain Relationships and Related Transactions..............     56
Item 14.  Controls and Procedures.....................................     56

                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     57
Signatures............................................................     58
Certifications........................................................     59
Index to Exhibits.....................................................     61

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

     AMETEK, Inc. ("AMETEK" or the "Company") is incorporated in Delaware. Its predecessor was originally incorporated in Delaware in 1930 under the name of American Machine and Metals, Inc. The Company maintains its principal executive offices in suburban Philadelphia, PA at 37 North Valley Road, Paoli, PA 19301. AMETEK is a leading global manufacturer of electronic instruments and electric motors with operations in North America, Europe, Asia, and South America. The Company is listed on the New York Stock Exchange (symbol: AME). AMETEK is a component of the S&P MidCap 400 and the Russell 2000 indices. More than one-third of 2002 sales were to international markets.

     The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company's Internet website at www.ametek.com as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

PRODUCTS AND SERVICES

     The Company markets its products worldwide through two operating groups, the Electronic Instruments Group ("EIG") and the Electromechanical Group ("EMG"). EIG builds technologically advanced monitoring, testing, and calibration instruments and display devices for the process, power, aerospace and industrial markets. The Company believes that EMG is the world's largest manufacturer of air-moving electric motors for vacuum cleaners and other floor care products and is a prominent producer of brushless air-moving motors for aerospace, mass-transit, medical and office product markets. EMG also produces specialty metals for automotive, consumer, electronics, telecommunications and other markets and offers switches for motive and stationary power systems. The Company continues to grow through acquisitions primarily focused on niche markets in instrumentation, technical motors and specialty metals.

COMPETITIVE STRENGTHS

     Management believes that the Company has several significant competitive advantages that assist it in sustaining and enhancing its market positions. Its principal strengths include:

     Significant Market Share. AMETEK maintains significant share in many of its targeted niche markets because of its ability to produce and deliver high-quality products at competitive prices. In EIG, the Company maintains significant market positions in many niche segments within the aerospace, power, process and industrial instrumentation markets. In EMG, the Company believes it is the largest manufacturer of air-moving electric motors for the global floor care market. It also believes that its significant market share along with its new and expanded low-cost motor manufacturing plants allows it to capitalize on new market opportunities and expand its electromechanical product lines.

     Technological and Development Capabilities. AMETEK believes it has certain technological advantages over its competitors that allow it to develop innovative products and maintain leading market positions. Historically, the Company has grown by extending its technical expertise into the manufacture of customized products for its customers as well as through acquisitions. EIG competes primarily on the basis of product innovation in several highly specialized instrumentation markets, including process measurement, heavy-vehicle dashboard and aerospace instruments. An example of EIG's ability to take a technical innovation developed for one market into a related market was the leveraging of its core competency in jet engine temperature sensors in developing similar products for power generation applications, particularly land-based gas turbines. AMETEK's established reputation for technological innovation, service and reliability also has led to several successful strategic alliances. EMG focuses on low-cost design and manufacturing, while enhancing motor-blower performance through advances in power, efficiency, lighter weight and quieter operation. The Company believes that EMG's leadership in motor technology has allowed it to develop a range of product features for its motors and motor-blowers that continues to create new market opportunities for its products.

     Efficient and Low-Cost Manufacturing Operations. The Company's strong competitive position provides it with a significant advantage in growing the global market share of many of its businesses. AMETEK has motor manufacturing plants in China, the Czech Republic, Mexico and Brazil to lower costs and achieve strategic proximity to its customers, furthering its ability to increase international sales and market share. Certain of the Company's electronic instrument businesses are also relocating manufacturing operations to low-cost locales. Furthermore, strategic acquisitions and joint ventures in Europe, North America and Asia have resulted in additional cost savings and synergies through the consolidation of operations, product lines and distribution channels that benefit both operating groups.

     Experienced Management Team. Another key component of AMETEK's success is the strength of its management team and its commitment to the performance of the Company. AMETEK's senior management has extensive experience averaging more than 20 years with the Company, and is financially committed to the Company's success through Company-established stock ownership guidelines based on a set of salary multiples.

BUSINESS STRATEGY

     AMETEK's objectives are to increase the Company's earnings growth and financial returns through a combination of operational and financial strategies. Those operational strategies include business acquisitions and cost-reduction programs designed to achieve double-digit annual percentage growth in earnings per share and a superior return on total capital. To support those operational objectives, financial initiatives have been, or may be, undertaken, including public debt or equity issuance, bank debt refinancing, local-source financing in certain foreign countries, accounts receivable securitization and share repurchases. AMETEK's commitment to earnings growth is reflected in its continued implementation of cost-reduction programs designed to offset the impact of a difficult economic environment and achieve the Company's long-term best-cost objectives.

     AMETEK's Corporate Growth Plan consists of four key strategies:

     Strategic Acquisitions and Alliances. The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired businesses. Since the beginning of 2000, to the date of this report, the Company has completed seven acquisitions with annualized sales totaling nearly $350 million (see "Recent Acquisitions"). Those acquisitions have enhanced AMETEK's position in analytical instrumentation, technical motors, electromechanical products and electrical power instruments and systems. Through these and prior acquisitions, the Company's management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired companies.

     Global and Market Expansion. AMETEK's largest international presence is in Europe, where it has operations in Denmark, Italy, Germany, the Czech Republic, the United Kingdom, France and the Netherlands. These operations provide design and engineering capability, product line breadth, enhanced European distribution channels, and low-cost production for both electronic instruments and electromechanical devices. AMETEK has a leading market position in European floor care motors and a significant presence in many of its instrument businesses. It has grown sales in Latin America and Asia by building and expanding low-cost electric motor and instrument plants in Reynosa, Mexico, and motor manufacturing plants in Sao Paulo, Brazil and Shanghai, China. It also continues to achieve geographic expansion and increased market expansion in Asia through joint ventures in China, Taiwan, Japan and Korea and a direct sales and marketing presence in Singapore, Japan, China and Hong Kong.

     New Product Development. Through its new product development efforts, AMETEK seeks to improve its existing market positions and enter complementary markets. In EIG, it applies concurrent engineering to develop specialized products for the markets in which it competes. In 2002, EIG was selected by a major customer to provide an engine sensor suite for the new jet engine that powers the Airbus A380 super jumbo airliner, which is expected to be the largest and most advanced commercial aircraft when it enters service in 2006.

     Among the new products launched by EIG in 2002 is the ProLine(TM)Series of process mass spectrometers -- compact, affordable bench-top instruments that provide real-time process monitoring and control. The ProLine(TM)mass spectrometer is ideal for a wide range of process gas analysis applications in the semiconductor, pharmaceutical, food, bulk gas and other process industries. EIG also launched the Next Generation Instrumentation (NGI(TM)) dashboard system for heavy trucks, construction/agricultural equipment and other vehicles. The NGI(TM) system of fully digital, multiplexed, heavy-duty dashboard gauges provides a reliable, expandable and cost-effective alternative to traditional analog instruments. The NGI-based system already has been selected by Daimler Chrysler for the dashboard on the Freightliner 2004 Century Class ST -- its most technologically advanced truck line.

     EMG achieved and maintains its position as a leader in air-moving motor technology by continually introducing new motors and motor-blowers that set industry standards for efficiency and performance. In 2002, EMG broadened its global floor care product line by offering additional INFIN-A-TEK(TM)blowers that combine the performance of a series universal motor with certain advantages of a brushless motor. It also offered new low-noise, higher-efficiency ACUSTEK Plus(TM) commercial and ADVANTEK(TM)household vacuum motors. In advanced brushless DC motors and motor-blowers, it introduced an expanded line of MINIJAMMER(R) blowers that incorporate an integrated digital pressure sensor. In specialty metals, it offered new stainless steel flake for protective paints and coatings and high-purity alloy strip for superconductor applications.

     Operational Excellence. Operational Excellence is AMETEK's keystone strategy for improving profit margins and strengthening the Company's competitive position across its businesses. Through its Operational Excellence strategy, the Company seeks to reduce production costs and improve its market positions. The strategy has played a key role in achieving synergies from newly acquired companies. AMETEK believes that Operational Excellence's focus on flow manufacturing and its emphasis on team building and a participative management culture have enabled the Company to improve operating efficiencies and product quality, increase customer satisfaction and yield higher cash flow from operations, while significantly lowering operating and administrative costs and shortening manufacturing cycle times.

2002 OVERVIEW

  Operating Performance

     In 2002, AMETEK generated sales of approximately $1 billion, and increased income by 27% despite a difficult economic environment. The Company achieved its ninth consecutive year of growth in income and earnings per share from continuing operations, before unusual items. In addition, in 2002 it set records for sales, operating income, net income and diluted earnings per share. This strong performance was driven primarily by the Company's continuing cost-reduction initiatives, the contribution of recently acquired businesses, and the non-amortization of goodwill.

     AMETEK generated cash flow from operations during 2002 that totaled $104 million, a 3% increase from 2001. The primary contributors to that growth in cash flow were increased earnings, coupled with a continued focus on reducing operating working capital, partially offset by significant contributions to the Company's defined benefit pension plans.

 Share Repurchase Program

     Under the Company's 1998 share repurchase authorization, approximately $8.3 million was available for share repurchases as of December 31, 2002. During 2002, the Company repurchased 236,900 shares of its common stock for $7.3 million. Subsequent to December 31, 2002, the Company repurchased an additional 190,000 shares of its common stock for approximately $5.8 million.

     On March 12, 2003, the Company's Board of Directors authorized a new $50 million share repurchase program, adding to the $2.5 million remaining balance from the September 1998 $50 million program. Under the 1998 program, $47.5 million was used for share repurchases. As of March 12, 2003, $52.5 million was approved for future share repurchases.

 Financing

     The Company has a shelf registration statement that became effective in 2002. It provides for up to $300 million in additional financing through various means, such as the potential issuance of common or preferred stock, debt securities or warrants. Preferred stock and debt security issuances may be fixed and/or convertible.

 Recent Acquisitions

     In January 2003, the Company acquired Airtechnology Holdings Limited ("Airtechnology") from Candover Partners Limited for approximately 50 million British pounds sterling or $80 million in cash. Airtechnology is a leading supplier of motors, fans and environmental control systems for aerospace and defense markets. It has estimated annual sales of 29 million British pounds sterling, or approximately $46 million. The acquired business is now part of the EMG operating group.

     Effective as of February 28, 2003, AMETEK purchased Solidstate Controls, Inc. ("Solidstate Controls") from the Marmon Industrial Companies LLC for approximately $36 million in cash. Solidstate Controls is a leading supplier of Uninterruptible Power Supply systems for the process and power generation industries. Solidstate Controls is headquartered in Columbus, Ohio, and has estimated 2003 sales of $45 million. The acquired business joins AMETEK as part of the EIG operating group.

FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS, FOREIGN OPERATIONS, AND EXPORT SALES

     Reportable segment and geographic information are shown on pages 52-54 of this report.

     The Company's Global and Market Expansion growth strategy is subject to certain risks that are inherent in conducting business outside the United States. Those include fluctuations in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political and regulatory policies of the countries in which business is conducted.

     The Company's high level of foreign sales has resulted from a combination of export sales of products manufactured in the United States, sales from overseas operations and sales resulting from strategic alliances.

DESCRIPTION OF BUSINESS

     The products and markets of each operating segment are described below:

EIG

     EIG applies its specialized market focus and superior technology to produce testing, monitoring and calibration instruments for the aerospace, power, process, and industrial markets. EIG's growth is based on the four strategies outlined in AMETEK's Corporate Growth Plan. EIG designs products that are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including aerospace engine sensors, heavy-vehicle instrument panels, analytical instrumentation, level measurement products, power instruments and pressure gauges. It also has joint venture manufacturing operations in Japan, China and Taiwan. Approximately 35% of EIG's 2002 sales were to markets outside the United States.

     EIG employs approximately 3,400 people, of whom approximately 700 are covered by collective bargaining agreements. It has 27 manufacturing facilities:
23 in the United States, 3 in Europe and 1 in Canada.

    Aerospace and Power Instruments Markets and Products

     Approximately 37% of EIG revenues are from the sale of aerospace and power products. AMETEK Aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements. Its aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Acquisitions have complemented and expanded EIG's core sensor and transducer product line, used in a wide range of industrial and aerospace applications.

     Aerospace products include airborne data systems, turbine engine temperature measurement products, vibration-monitoring systems, indicators and displays, fuel and fluid measurement products, sensors, switches, cable harnesses and transducers. EIG serves all segments of commercial aerospace, including helicopters, business jets, commuter aircraft, and commercial airliners, as well as the military market.

     Among its significant competitive advantages are EIG's 50-plus years of experience as an aerospace supplier and its long-standing customer relationships with global commercial aircraft OEMs. Its customers are the leading producers of airframes and jet engines. It also serves the commercial aerospace aftermarket with spare part sales and repair and overhaul services.

     EIG is a leader in the development and manufacture of sensor systems for gas turbine engines and for boilers and burners used by the utility, petrochemical, process, and marine industries worldwide. That core technology initially was developed for aerospace but was adapted by AMETEK for land-based gas turbines. With its 2000 acquisition of Rochester Instrument Systems, EIG also became a leader in the design and manufacture of power measurement and recording instrumentation used by the electric power and manufacturing industries. Those products include power transducers and meters, event and transient recorders, annunciators and alarm monitoring systems used to measure, monitor and record variables in the transmission and distribution of electric power.

     Process Instruments Markets and Products

     Approximately 39% of EIG sales are from instruments for process measurement and analysis. These include pressure gauges and transducers; oxygen, moisture, combustion and liquid analyzers; emission monitors; mass spectrometers; electronic pressure sensors and transmitters; and level measurement devices. EIG's focus is on process industries, including oil, gas and petrochemical refining, power generation, specialty gas production, water and waste treatment, natural gas distribution and semiconductor manufacture. AMETEK is the world leader in the analysis of tail gas in sulfur recovery processes.

     In 2001, AMETEK acquired two businesses, EDAX and IRAS, which significantly expanded its position in laboratory instrumentation. EDAX manufactures and markets energy dispersive X-ray microanalysis instrumentation used in electron microscope systems to identify and quantify the elemental composition and structure of solid materials. The IRAS acquisition has greatly extended AMETEK's capabilities in the measurement of physical properties with instruments that are used in environmental monitoring, detection of nuclear and chemical weapons, and laboratory research. IRAS also produces instrumentation for electronic signal processing and electrochemical applications. As part of the IRAS acquisition, AMETEK acquired a 49% ownership position in Seiko EG&G Co., Ltd., a joint venture that serves as the exclusive distributor of IRAS's Ortec(R) product line in Japan.

     EIG is among the leading North American manufacturers of pressure gauges, a market that has been adversely affected by low-cost products manufactured offshore. EIG has addressed this issue by participating in a 50%-owned joint venture that manufactures low-cost pressure gauges in China and Taiwan, where the venture also markets the products, and refocusing its domestic manufacturing on more advanced pressure measurement products.

     Industrial Instrumentation Markets and Products

     Approximately 24% of EIG sales are to the industrial instrumentation market. Its Test & Calibration Instruments (T&CI) business manufactures a comprehensive line of force-measurement and materials testing devices in the United States and Europe. These include hand-held force measurement gauges and test stands. T&CI also provides analytical software and support services. T&CI's products are marketed worldwide under the Chatillon, Lloyd, Erichsen, Jofra, and Davenport brand names through a global network of distributors, sales representatives, and direct sales.

     The acquisition of Solidstate Controls, as of the end of February 2003, brings to AMETEK a line of Uninterruptible Power Supply systems for the process and power generation industries.

     EIG's Dixson business is a leading North American manufacturer of dashboard instruments for heavy trucks, and is also a major supplier of similar products for agricultural, construction, and off-road vehicles. It has a strong product development capability in solid-state instruments that primarily monitor engine-operating parameters.

     Through its NCC business, EIG has a leading position in the market for food service instrumentation and is a primary source for stand-alone and integrated timing controls for the food service industry.

     The Chemical Products division produces silica-, phenolic resin-, and fluoropolymer-based products for high-temperature and highly corrosive applications, including protective welding curtains and products for the filtering of molten metal and heat exchangers. EIG also is a custom compounder of engineered thermoplastic resins that offer enhanced strength, temperature resistance and other properties for automotive parts, consumer appliances and electronics, and telecommunications.

     Customers

     EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG's operations. Approximately 23% of EIG's 2002 sales were made to its five largest customers.

  EMG

     The Company believes EMG is the world's largest producer of high-speed, air-moving electric motors for OEMs of floor care products. It designs and manufactures small vacuum motors with fans that rotate at high speeds and require advanced manufacturing technology. EMG addresses complex motor-blower dynamics, including heat, noise, vibration and wear in designing its customized products. EMG also is a world leader in the production of brushless DC motors and motor-blowers and a leading producer of specialty metal products used in automotive, electronics, telecommunications, consumer and other markets. EMG holds a leading market share for its electric motors in North America and Western Europe and is focused on expanding its share in a growing Asian market. It has expanded its operations worldwide by leveraging manufacturing and technological expertise developed over many years.

     EMG uses its technical expertise in the manufacture of high-speed, air-moving electric motors to penetrate a variety of targeted markets, including floor care and small appliances. It has formed alliances with OEM customers to design and manufacture cost-effective products for numerous floor care applications and is using its technical and marketing skills to further penetrate other markets, such as outdoor power equipment and personal care products.

     To achieve greater global penetration and further reduce costs, EMG is building on its market leadership in North American and European floor care by expanding its electric motor production operations in China, Mexico, the Czech Republic and Brazil. Approximately 33% of EMG's 2002 sales were to customers outside the United States.

     EMG employs approximately 4,200 people, of whom approximately 2,300 are covered by collective bargaining agreements (including some which are covered by local unions). It has 21 manufacturing facilities: 12 in the United States, 2 in Italy, 2 in the United Kingdom, 2 in Mexico, 1 in China, 1 in the Czech

Republic, and 1 in Brazil. As part of its ongoing efforts to relocate production to low-cost facilities, EMG closed its Hudson, WI motor plant in 2002 and relocated its production to the Reynosa, Mexico facility.

     EMG's flexible production lines are designed for low-cost, high-volume operations. Advanced technological capability allowed EMG to provide its customers with custom-designed products and the Group produced approximately 28 million motors in 2002.

     Floor Care Markets and Products

     Approximately 39% of EMG sales are to floor care markets, where it has the leading share, through its sales of air-moving electric motors to most of the world's major floor care OEMs, including vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor care products, ranging from hand-held, canister, and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

     EMG has been successful in directing a portion of its global floor care marketing to vertically integrated vacuum cleaner manufacturers, who seek to outsource all or part of their motor production. By purchasing their motors from EMG, these customers are able to realize economic and operational advantages by reducing or discontinuing their own motor production and avoiding the capital investment required to keep their motor manufacturing current with changing technologies and market demands.

     EMG has focused its new product development efforts on minimizing costs and enhancing motor-blower performance through advances in power, efficiency, size, weight, and quieter operation. Among its latest advances are the ADVANTEK(TM) series of universal vacuum motors that incorporate design and construction techniques that lower cost while improving operating efficiency and reliability; the Air-Watt(TM) Series of commercial motor-blowers, whose advanced design translates directly into higher performance and energy savings for end users; and ACUSTEK Plus(TM) low-noise commercial vacuum motors.

     EMG has a significant position in the European floor care market with manufacturing operations in Italy and the Czech Republic. The electric motors produced in Italy and the Czech Republic are similar to those produced in North America.

     Technical Motor Markets and Products

     EMG's technical motors are used in aerospace applications, business machines and computer equipment, military and mass transit vehicles, and medical equipment. These electronically commutated (brushless) motors, blowers and pumps offer long life, reliability and near maintenance-free operation. They are used increasingly in medical and other applications, in which their long life, and spark-free and reliable operation are key. They also can be found in gasoline vapor recovery systems, and provide cooling and ventilation for electronic devices, military and mass transit vehicles and a wide range of aircraft. In the emerging fuel cell market, AMETEK is working closely with many of the leading developers of fuel cell technology, with blowers and pumps specifically developed for these applications. The acquisition of Airtechnology in January 2003 significantly expands AMETEK's presence in high-end technical motors and strengthens EMG's relationship with large European-based aerospace and defense companies.

     Specialty Motor Markets and Products

     Approximately 22% of EMG sales are to specialty motor markets, where it manufactures a variety of specialty motors used in a wide range of products, including outdoor power equipment, such as electric chain saws, leaf blowers, string trimmers and power washers; household and personal care appliances; fitness equipment; electric materials handling vehicles; and sewing machines. The 2001 acquisition of GS Electric added to AMETEK's presence in permanent magnet motors, allowing it to participate in a variety of new niche markets that have higher growth rates than floor care, and further leverage the Company's low-cost motor manufacturing infrastructure.

     Specialty Metals Markets and Products

     AMETEK is an innovator and market leader in metal powder, strip, wire, and bonded products. It produces stainless steel and nickel clad alloys, stainless steel, cobalt, and nickel alloy powders; metal strip; specialty shaped and electronic wire; and advanced metal matrix composites used in electronic thermal management. Its products are used in automotive, appliance, telecommunications, marine and general industrial applications. Its niche market focus is based upon proprietary manufacturing technology and strong customer relationships.

     Power and Switch Markets and Products

     The August 2000 acquisition of the Prestolite switch and industrial battery charger businesses greatly expanded AMETEK's electromechanical product offerings. The switch business produces solenoids, and other electromechanical devices for the motive and stationary power markets. The battery charger business manufactures high-quality industrial battery chargers for use in the materials handling market. Both the switch and battery charger businesses have strong market positions, superior technologies, and enjoy a reputation for high quality and service.

     Customers

     EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG's operations. Approximately 14% of EMG's sales for 2002 were made to its five largest customers.

MARKETING

     The Company's marketing efforts generally are organized and carried out at the group and division levels. EIG makes significant use of distributors and sales representatives in marketing its products. Within aerospace, its specialized customer base of aircraft and jet engine manufacturers are served primarily by direct sales engineers. Given the similarity and technical nature of its many products as well as its significant worldwide market share, EMG conducts most of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors both in the United States and other countries.

COMPETITION

     In general, most of the Company's markets are highly competitive. The principal elements of competition for the Company's products are price, product technology, distribution, quality, and service.

     In the markets served by EIG, the Company believes that it ranks among the leading U.S. producers of certain measuring and control instruments. It also is a leader in the U.S. heavy-vehicle instrumentation and power instruments markets and one of the leading instrument and sensor suppliers to the commercial aviation market. Competition remains strong and can intensify for certain EIG products, especially its pressure gauge and heavy-vehicle instrumentation. Both of these businesses have several strong competitors. In the process and analytical instruments markets, numerous companies in each specialized market compete on the basis of product quality, performance and innovation. The aerospace and power instruments businesses have a number of diversified competitors, which vary depending on the specific market niche.

     EMG has limited domestic competition in the U.S. floor care market from independent manufacturers. Competition is increasing from Asian motor manufacturers that serve the U.S. floor care market. There is potential competition from vertically integrated manufacturers of floor care products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production. In Europe, competition comes from a small group of large international competitors, vertically integrated manufacturers, and numerous small competitors. EMG's businesses have competition from a limited number of companies in each of their markets. Competition is generally based on product innovation, performance and price. EMG's specialty metal products business has several specialized product lines that have few competitors. The primary competition is from alternative materials and processes.

BACKLOG AND SEASONAL VARIATIONS OF BUSINESS

     The Company's approximate backlog of unfilled orders by business segment at the dates specified below was as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Electronic Instruments......................................  $134.1   $169.0   $135.3
Electromechanical...........................................   106.8    107.6    121.1
                                                              ------   ------   ------
          Total.............................................  $240.9   $276.6   $256.4
                                                              ======   ======   ======

     The decline in backlog from December 31, 2001 was primarily in the Company's aerospace, power and technical motor businesses.

     Of the total backlog of unfilled orders at December 31, 2002, approximately 95% is expected to be shipped by December 31, 2003. The Company believes that neither its business as a whole, nor either of its operating segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

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

RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING

     The Company is committed to research, product development, and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development, and engineering costs were $46.8 million, $45.2 million and $45.9 million, in 2002, 2001, and 2000 respectively. These amounts included net Company-funded research and development expenses of $23.7 million, $22.6 million and $23.8 million, respectively. Such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

ENVIRONMENTAL COMPLIANCE

     Information with respect to environmental matters of the Company is set forth on pages 27 and 28 of this report in the section of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Environmental Matters".

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

EMPLOYEES

     At December 31, 2002, the Company employed approximately 7,700 people in its EMG, EIG and corporate operations, of whom approximately 3,000 were covered by collective bargaining agreements.

WORKING CAPITAL PRACTICES

     The Company does not have extraordinary working capital requirements in either of its business segments. Customers generally are billed at normal trade terms, which may include extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles, and are responsive to the normal delivery requirements of customers.

ITEM 2.  PROPERTIES

     The Company has 48 operating plant facilities in 17 states and 9 foreign countries. Of these facilities, 33 are owned by the Company and 15 are leased. The properties owned by the Company consist of approximately 552 acres, of which approximately 3.9 million square feet are under roof. Under lease is a total of approximately 791,000 square feet. The leases expire over a range of years from 2003 to 2015, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan, China, Japan and Korea provide the Company with additional production capacity through the Company's investment in 50% or less owned joint ventures. The Company also has one idle production facility available for sale. The Company's executive offices in Paoli, PA, occupy approximately 34,000 square feet under a lease that will expire in 2007.

     The Company's machinery, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

                                                              NUMBER OF
                                                           OPERATING PLANT
                                                              FACILITIES      SQUARE FEET UNDER ROOF
                                                           ----------------   -----------------------
                                                           OWNED    LEASED       OWNED       LEASED
                                                           ------   -------   -----------   ---------
Electronic Instruments...................................    20        7       2,283,000     449,000
Electromechanical........................................    13        8       1,622,000     342,000
                                                             --       --       ---------     -------
          Total..........................................    33       15       3,905,000     791,000
                                                             ==       ==       =========     =======

ITEM 3.  LEGAL PROCEEDINGS

     There recently has been a significant increase in certain asbestos-related claims against numerous industrial companies in certain states. AMETEK, or its subsidiaries, have been named defendants in some such cases. No significant resources have been required by the Company to respond to these cases, no judgments have been made against AMETEK, and no payments have been made to plaintiffs to settle such asbestos-related claims. The Company believes it has strong defenses to such claims, and it also is indemnified against certain of these claims. If required, the Company intends to defend itself vigorously in these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market on which the Company's common stock is traded is the New York Stock Exchange. The Company's common stock is also listed on the Pacific Exchange, Inc. On February 28, 2003, there were approximately 2,400 holders of record of the Company's common stock.

     Market price and dividend information with respect to the Company's common stock are set forth on page 55 in the section of the Notes to the Consolidated Financial Statements entitled "Quarterly Financial Data (Unaudited)." Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

                                                   2002         2001         2000        1999       1998
                                                ----------   ----------   ----------   --------   --------
                                                (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                ----------------------------------------------------------
CONSOLIDATED OPERATING RESULTS (YEARS ENDED
  DECEMBER 31)
Net sales.....................................   $1,040.5     $1,019.3     $1,024.7     $924.8     $927.5
Operating income(1)(2)........................   $  148.7     $  109.6     $  135.9     $118.8     $ 96.4
Interest expense(3)...........................   $  (25.2)    $  (27.9)    $  (29.2)    $(24.8)    $(37.5)
Net income(1)(2)(3)...........................   $   83.7     $   66.1     $   68.5     $ 60.8     $ 41.7
Earnings per share:(1)(2)(3)
  Basic.......................................   $   2.54     $   2.01     $   2.13     $ 1.88     $ 1.28
  Diluted.....................................   $   2.49     $   1.98     $   2.11     $ 1.85     $ 1.24
Dividends declared and paid per share.........   $   0.24     $   0.24     $   0.24     $ 0.24     $ 0.24
Average common shares outstanding:
  Basic.......................................       32.9         32.8         32.1       32.3       32.7
  Diluted.....................................       33.6         33.4         32.5       32.9       33.7
PERFORMANCE MEASURES AND OTHER DATA
Operating data excluding unusual and
  nonrecurring charges(4):
  Operating income(4).........................   $  148.7     $  132.8     $  135.9     $118.8     $104.5
  Operating income -- Return on sales.........       14.3%        13.0%        13.3%      12.8%      11.3%
  Operating income -- Return on average total
     assets...................................       14.4%        14.1%        16.7%      16.2%      16.6%
  EBITDA(5)...................................   $  180.4     $  178.0     $  177.6     $158.1     $146.4
  Ratio of EBITDA to interest expense(5)......       7.2X         6.4x         6.1x       6.4x       3.9x
  Income from operations......................   $   83.7     $   70.8     $   68.5     $ 60.8     $ 55.3
  Diluted earnings per share..................   $   2.49     $   2.12     $   2.11     $ 1.85     $ 1.64
Depreciation and amortization.................   $   33.0     $   46.5     $   43.3     $ 39.6     $ 38.4
Capital expenditures..........................   $   17.4     $   29.4     $   29.6     $ 30.3     $ 49.8
Cash provided by operations(6)................   $  103.7     $  101.1     $   78.7     $ 86.6     $ 78.4
Free cash flow(7).............................   $   91.4     $   75.3     $   74.5     $ 62.3     $ 31.1
Ratio of earnings to fixed charges............       5.3X         3.7x         4.3x       4.4x       2.6x
Net income -- Return on average total
  capital.....................................       10.4%         8.9%        11.5%      11.8%      10.4%
             -- Return on average
  stockholders' equity........................       22.2%        21.5%        27.6%      31.2%      25.1%
YEAR-END CONSOLIDATED FINANCIAL POSITION
Current assets................................   $  350.6     $  379.3     $  303.1     $256.1     $267.8
Current liabilities...........................   $  261.4     $  336.2     $  297.7     $262.7     $233.9
Property, plant, and equipment................   $  204.3     $  214.5     $  214.0     $219.6     $214.4
Total assets..................................   $1,030.0     $1,039.5     $  859.0     $768.2     $699.8
Long-term debt................................   $  279.6     $  303.4     $  233.6     $231.8     $227.0
Total debt(8).................................   $  390.1     $  470.8     $  361.2     $331.4     $305.3
Stockholders' equity..........................   $  420.2     $  335.1     $  280.8     $216.2     $174.0
Stockholders' equity per share................   $  12.71     $  10.21     $   8.66     $ 6.76     $ 5.42
Total debt as a percentage of
  capitalization(8)...........................       48.1%        58.4%        56.3%      60.5%      63.7%

---------------

(1) 2001 includes unusual pretax charges totaling $23.3 million, $15.3 million after tax ($0.46 per diluted share). The charges were for employee reductions, facility closures and asset writedowns. The year 2001 also included a tax benefit and related interest income of $10.5 million after tax ($0.32 per diluted share) resulting from the closure of a number of tax years. The amounts in 1998 include a nonrecurring pretax charge for cost reduction initiatives totaling $8.0 million, ($4.8 million after-tax or $0.14 per diluted share).

(2) The amounts in 2001 and the preceding years include the amortization of goodwill. Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets", which no longer permits the amortization of goodwill and indefinite-lived intangible assets. Had the Company not amortized goodwill, net income and diluted earnings per share would have been higher by $10.2 million ($0.30 per diluted share), $9.2 million ($0.28 per diluted share), $6.7 million ($0.20 per diluted share) and $4.9 million ($0.15 per diluted share) in 2001, 2000, 1999 and 1998, respectively.

(3) Amounts in 1998 include a pretax loss on the early repayment of debt of $13.8 million, $8.7 million, aftertax ($0.26 per diluted share). Prior to the issuance of FASB Statement No. 145 ("Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections,") in April 2002, such a transaction was reported as an extraordinary item in accordance with FASB Statement No. 4. The issuance of Statement No. 145 rescinds Statement No. 4 and requires retroactive reclassification of prior period items that do not meet specified criteria for classification as an extraordinary item.

(4) See description of unusual and nonrecurring charge in Note 1 above. The table below presents the reconciliation of operating income reported in accordance with GAAP to operating income before unusual and nonrecurring items.

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                               2002     2001     2000     1999     1998
                                              ------   ------   ------   ------   ------
                                                            (IN MILLIONS)
Operating income, GAAP......................  $148.7   $109.6   $135.9   $118.8   $ 96.4
Add back:
  Unusual and nonrecurring items, net.......      --     23.2       --       --      8.1
                                              ------   ------   ------   ------   ------
Operating income, Non-GAAP..................  $148.7   $132.8   $135.9   $118.8   $104.5
                                              ======   ======   ======   ======   ======

(5) EBITDA represents income before income taxes, interest, depreciation and amortization, amortization of deferred financing costs, and nonrecurring items. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company's operating performance, or as an alternative to cash flows as a measure of the Company's overall liquidity as presented in the Company's financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The table below presents the reconciliation of net income reported in accordance with U.S. GAAP to EBITDA.

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                               2002     2001     2000     1999     1998
                                              ------   ------   ------   ------   ------
                                                            (IN MILLIONS)
Net income..................................  $ 83.7   $ 66.1   $ 68.5   $ 60.8   $ 41.7
Add (deduct):
  Interest expense..........................    25.2     27.9     29.2     24.8     37.5
  Interest income...........................    (0.7)    (1.0)    (1.0)    (0.8)    (1.0)
  Income taxes..............................    39.2     18.3     37.6     33.7     21.8
  Depreciation..............................    32.5     33.2     32.1     30.6     29.9
  Amortization..............................     0.5     13.3     11.2      9.0      8.5
  Unusual and nonrecurring items, net.......      --     20.2       --       --      8.0
                                              ------   ------   ------   ------   ------
Total adjustments...........................    96.7    111.9    109.1     97.3    104.7
                                              ------   ------   ------   ------   ------
EBITDA......................................  $180.4   $178.0   $177.6   $158.1   $146.4
                                              ======   ======   ======   ======   ======

(6) Before the effects of an accounts receivable securitization program.

(7) Free cash flow represents net income, plus depreciation and amortization, less capital expenditures and dividends. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 5 above). The table below presents the reconciliation of net income reported in accordance with U.S. GAAP to Free Cash Flow.

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                               2002     2001     2000     1999     1998
                                              ------   ------   ------   ------   ------
                                                            (IN MILLIONS)
Net income..................................  $ 83.7   $ 66.1   $ 68.5   $ 60.8   $ 41.7
Add: Cost associated with early repayment of
  debt......................................      --       --       --       --      8.7
  Depreciation & amortization...............    33.0     46.5     43.3     39.6     38.4
Less: Dividends paid........................    (7.9)    (7.9)    (7.7)    (7.8)    (7.8)
  Capital expenditures......................   (17.4)   (29.4)   (29.6)   (30.3)   (49.9)
                                              ------   ------   ------   ------   ------
Free cash flow..............................  $ 91.4   $ 75.3   $ 74.5   $ 62.3   $ 31.1
                                              ======   ======   ======   ======   ======

(8) At December 31, 2002 and 2001, debt includes borrowings under the accounts receivable securitization program, referred to in note 6 above. At December 31, 2000 and 1999, such amounts were excluded from the balance sheet. Had these amounts been included in the balance sheet, total debt and total debt as a percentage of capitalization would have been $406.2 million and $375.4 million and 59.1% and 63.6%, respectively, at December 31, 2000 and 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report includes forward-looking statements based on the Company's current assumptions, expectations and projections about future events. When used in this report, the words "believes," "anticipates," "may," "expect," "intend," "estimate," "project," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. In this report, we disclose important factors that could cause actual results to differ materially from management's expectations. For more information on these and other factors see "Forward-Looking Information" on pages 28 and 29.

     The following discussion and analysis of the Company's results of operations and financial condition should be read in conjunction with "Item 6. Selected Financial Data" and the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-K.

BUSINESS OVERVIEW

     AMETEK performed well in 2002 in what remains a difficult economic environment. In 2002, the Company posted record sales, operating income, net income, and diluted earnings per share. The Company benefited from its 2001 acquisitions, the aggressive management of its cost structure and a substantial reduction in its operating working capital. AMETEK is continuing to take the appropriate steps to size its business to the current economic environment. The Company also continues to achieve several major objectives under its four growth strategies: Strategic Acquisitions and Alliances, Global and Market Expansion, New Products, and Operational Excellence. Significant 2002 and recent events were:

     - Sales were $1.04 billion in 2002, an increase of 2.1% from 2001 despite weak economic conditions both domestically and internationally.

     - Continuing with the Company's global plan to lower its cost structure, Operational Excellence initiatives in 2002 included the ongoing transition of a portion of the Company's motor and instrument production to low-cost manufacturing facilities in Mexico as well as in China and the Czech Republic. The Company produced 17% of its products in low-cost locales in 2002.

     - A successful program to reduce operating working capital in 2002 resulted in strong cash flow from operations that totaled $104 million, a 3% increase from 2001. Inventories were lowered by $23.1 million, or 15%, since December 31, 2001. The major use of the Company's increased operating cash flow in 2002 was an $82.8 million reduction of debt. The reduction in debt continues to provide the Company with additional financing capability to, among other things, purchase new businesses.

     - The Company's shelf registration statement became effective in the fourth quarter of 2002, allowing for up to $300 million in additional financing through the potential issuance of a variety of debt and/or equity securities.

     - In a difficult economic environment, the Company continued its emphasis on investment in research, development and engineering, spending $46.8 million in 2002, an increase of 3.7% over 2001. Benefiting from its previous investment in research and development, new product sales increased 6.8% over 2001 to $111.9 million.

     - In mid January 2003, the Company completed the acquisition of Airtechnology Holdings Limited, significantly expanding its presence in high-end technical motors.

     - As of the end of February 2003, the Company acquired Solidstate Controls, Inc., adding complementary products for the process and power generation industries.

     - In mid March 2003, a new $50 million share repurchase program was authorized.

RESULTS OF OPERATIONS

     The following table sets forth net sales and income of the Company by business segment and on a consolidated basis for the years ended December 31, 2002, 2001, and 2000:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
NET SALES(1):
Electronic Instruments...................................  $  539,448   $  499,528   $  509,504
Electromechanical........................................     501,094      519,761      515,156
                                                           ----------   ----------   ----------
          Total net sales................................  $1,040,542   $1,019,289   $1,024,660
                                                           ==========   ==========   ==========
INCOME(2):
Segment operating income(3)(4):
  Electronic Instruments.................................  $   87,485   $   57,035   $   78,771
  Electromechanical......................................      80,225       70,638       77,560
                                                           ----------   ----------   ----------
          Total segment operating income.................     167,710      127,673      156,331
Corporate administrative and other expenses..............     (19,023)     (18,123)     (20,441)
                                                           ----------   ----------   ----------
Consolidated operating income............................     148,687      109,550      135,890
Interest and other expenses, net.........................     (25,789)     (25,188)     (29,752)
                                                           ----------   ----------   ----------
Consolidated income before income taxes..................  $  122,898   $   84,362   $  106,138
                                                           ==========   ==========   ==========

---------------

(1) After elimination of intra- and intersegment sales, which are not significant in amount.

(2) The amounts in 2001 include unusual charges of $23.3 million for cost realignment initiatives and asset writedowns.

(3) Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(4) 2002 excludes goodwill amortization (see "Operating Segment Results").

YEAR ENDED DECEMBER 31, 2002, COMPARED WITH YEAR ENDED DECEMBER 31, 2001.

  Results of Operations

     The Company reported sales for 2002 of $1,040.5 million, an increase of 2.1% from sales of $1,019.3 million in 2001, despite the difficult global economic environment, which continued to impact many of the Company's businesses. Net sales for the Electronic Instruments Group (EIG) were $539.4 million in 2002, an increase of 8.0% from sales of $499.5 million in 2001. The sales increase for EIG was due mainly to the 2001 acquisitions of Instruments for Research and Applied Science (IRAS) and EDAX, Inc., as well as strength in the Company's heavy-vehicle instruments business. These increases were partially offset by a continued decline in demand from most of the Group's other businesses, primarily aerospace and power instruments. Net sales for the Electromechanical Group (EMG) were $501.1 million in 2002, a decrease of 3.6% from sales of $519.8 million in 2001, due to continued weakness in the United States and European floor care markets, partially offset by the 2001 acquisition of GS Electric and currency translation gains from international businesses. Without the impact of the 2001 acquisitions, consolidated sales for 2002 would have been lower by 6.3% when compared with 2001. Total consolidated international sales were $353.4 million in 2002, an increase of 10.0% from sales of $321.2 million in 2001. Export shipments from the United States in 2002 were $192.0 million, an increase of 12.9% compared with $170.0 million in 2001.

     New orders for 2002 were $1,004.8 million, compared with $1,039.5 million for 2001, a decrease of $34.7 million or 3.3%, due to declines primarily in the aerospace and power instrument businesses resulting from softness in these markets, as well as the overall economic slowdown. The decline in orders was partially offset by orders from the 2001 acquisitions. The order backlog at December 31, 2002 was $240.9 million, compared with $276.6 million at December 31, 2001, a decrease of $35.7 million or 12.9% primarily in the aerospace, power instrument, and technical motor businesses.

     Total segment operating income increased to $167.7 million for 2002, an increase of 31.4%, compared with segment operating income of $127.7 million for 2001. Segment operating margins in 2002 were 16.1% of sales, an increase from 12.5% of sales in 2001. The higher operating income was primarily driven by the 2001 acquisitions and the non-amortization of goodwill, effective at the beginning of 2002. This increase was reduced somewhat by higher net pension costs resulting primarily from lower pension income from the Company's U.S. defined benefit pension plans. In 2003, the Company expects an increase in total pension expense of approximately $7.0 million pretax, due primarily to the recent decline in the market value of pension plan investments caused by the poor performance of the equity markets, as well as changes in actuarial assumptions at year-end 2002. In 2002, the Company continued to benefit from its aggressive cost reduction initiatives, which began in the second half of 2000. These initiatives include the continued migration of production to low-cost locales in Mexico, China and the Czech Republic and the lowering of its overall cost structure. Segment operating income in 2001 included a fourth-quarter unusual pretax charge to operations of $23 million ($15 million after tax, or $0.46 per diluted share). Before the 2001 fourth-quarter unusual charge, segment operating income was $150.7 million, and margins were 14.8% of sales.

     Selling, general, and administrative (SG&A) expenses were $104.8 million in 2002, compared with $98.7 million in 2001, an increase of $6.1 million or 6.2%. As a percentage of net sales, SG&A expenses were 10.1% in 2002, compared to 9.7% in 2001. The selling expense component, as a percentage of sales, increased to 8.3% in 2002, compared with 7.9% in 2001. The higher selling expense in 2002 was due to the 2001 acquisitions in EIG, which have a different overall cost structure than AMETEK's base businesses. Selling expense of base businesses decreased as a percentage of sales during 2002, reflecting the Company's continual focus on cost reduction initiatives.

     Corporate and other expenses were $19.0 million, or 1.8% of sales in 2002, an increase of $0.9 million or 5.0%, when compared with $18.1 million in 2001, but were unchanged as a percentage of sales. Higher insurance expense, pension costs, and professional fees in 2002 accounted for the increase in corporate expenses in 2002.

     After deducting corporate expenses, consolidated operating income was $148.7 million or 14.3% of sales, an increase of $39.1 million when compared with 2001 operating income of $109.6 million or 10.7% of sales. Before unusual charges in 2001, operating income was $132.8 million, or 13.0% of sales.

     Interest expense was $25.2 million in 2002, a decrease of 9.8% compared with $27.9 million in 2001. A lower average interest rate was the primary reason for the decrease in interest expense. Other expenses were $0.6 million for 2002, compared with other income of $2.7 million for 2001. The $3.3 million change resulted primarily from lower investment income from the Company's captive insurance subsidiary in 2002. The prior year also included interest income related to the tax benefits recognized in the fourth quarter of 2001.

     The effective tax rate for 2002 was 31.9% compared with 21.6% in 2001. The effective tax rate in 2002 was favorably impacted by the effect of not amortizing goodwill due to the adoption of SFAS No. 142, and the Company's tax planning initiatives. The lower tax rate in 2001 was primarily due to the recognition of $10.5 million in tax benefits resulting from the closure of a number of tax years by U.S. federal and state tax authorities. Before unusual charges and tax benefits, the 2001 effective tax rate was 33.2%.

     Net income for 2002 was $83.7 million, or $2.49 per diluted share, compared with net income for 2001 of $66.1 million, or $1.98 per diluted share, a 26.6% increase in net income. Net income in 2001 included goodwill amortization of $10.2 million after tax, or $0.30 per diluted share, and the net effect of the unusual items, previously mentioned.

  Operating Segment Results

     The ELECTRONIC INSTRUMENTS GROUP (EIG) sales were $539.4 million in 2002, an increase of 8.0% from 2001 sales of $499.5 million. The sales increase was primarily from the IRAS and EDAX acquisitions, as well as strength in the heavy-vehicle business. The Company believes the increase in heavy-vehicle instrument sales was due mainly to truck purchases in advance of more stringent federal emission standards that became effective October 1, 2002 and is considered to be an isolated event. Conditions remain weak in many of EIG's markets, especially in the aerospace, power instruments and heavy-vehicle markets. Without the recent acquisitions, EIG's 2002 sales would have decreased by 5.5% when compared with 2001.

     EIG's operating income for 2002 increased to $87.5 million from $57.0 million in 2001, an increase of $30.5 million, or 53.4%. The increase is the result of unusual charges recorded in the fourth quarter of 2001 resulting from headcount reductions, shifting production to low-cost locales and other expense reduction initiatives. EIG also benefited from the non-amortization of goodwill in 2002. EIG's pretax goodwill amortization in 2001 was $6.7 million. The Group's operating margins for 2002 improved to 16.2% from 11.4% in 2001. Without the 2001 unusual expenses, and goodwill amortization, the Group's operating income for 2002 would have shown an increase of $11.2 million, or 14.7% when compared with 2001.

     ELECTROMECHANICAL GROUP (EMG) sales were $501.1 million in 2002, a decrease of 3.6% from 2001 sales of $519.8 million. The sales decrease reflects the continued overall weakness in the Group's markets, led by continued softness in the floor care market. The 2001 acquisition of GS Electric and currency translation gains from international businesses partially offset the sales decline. Without the recent acquisition, EMG's sales would have decreased by 7.1%.

     EMG's operating income for 2002 increased to $80.2 million from $70.6 million in 2001, an increase of 13.6%. The increase is the result of unusual charges recorded in the fourth quarter of 2001, and improved operating margins resulting from headcount reductions, shifting production to low-cost locales and other expense reduction initiatives. EMG also benefited from the non-amortization of goodwill in 2002. EMG's pretax goodwill amortization in 2001 was $5.2 million. Group operating margins were 16.0% of sales in 2002, up from 13.6% of sales in 2001. Without the 2001 unusual expenses, and goodwill amortization, the Group's operating income would have decreased by $6.3 million, or 7.8%.

  Fourth Quarter Results

     Sales for the fourth quarter of 2002 were $252.6 million, compared with $237.3 million in the fourth quarter of 2001, an increase of $15.3 million, or 6.4%. The increase in sales was primarily driven by the IRAS acquisition, although the difficult global economic environment continued to impact many of the Company's businesses. Without the acquisition, 2002 sales increased slightly.

     Operating income for the fourth quarter of 2002 was $36.5 million, compared with $5.3 million for the fourth quarter of 2001, an increase of $31.2 million. Operating income was lower in the fourth quarter of 2001 primarily due to the recording of unusual expenses that totaled $23.3 million, of which $12.4 million was related to the costs of employee reductions, facility closures, and the continued migration of production to low-cost locales, and $10.9 million was related to asset writedowns. In the fourth quarter of 2002, the Company continued to benefit from the aggressive management of its cost structure, which began in the fourth quarter of 2000. The contribution from the acquisition of IRAS and the non-amortization of goodwill, which started at the beginning of 2002 also benefited the 2002 fourth quarter. Without the effect of unusual expenses in the fourth quarter of 2001, segment operating income for 2001 would have been $28.6 million.

     Selling, general and administrative expenses were $23.9 million in the fourth quarter of 2002, a decrease of $3.7 million or 13.4%, when compared with the fourth quarter of 2001. Selling expenses, as a percentage of sales, decreased to 7.6% in the fourth quarter of 2002, compared with 9.8% for the same period in 2001, which reflects the Company's continual focus on cost reduction initiatives, and the unusual charges in 2001. This decrease was partially offset by selling expenses related to the IRAS acquisition, acquired in December 2001. The 2001 fourth quarter included selling, general and administrative expenses of $2.7 million related to unusual charges.

     Corporate and other expenses for the fourth quarter of 2002 were $4.8 million, or 1.9% of sales, compared to $4.3 million, or 1.8% of sales in the fourth quarter of 2001. After deducting corporate expenses, consolidated operating income totaled $36.5 million or 14.4% of sales for the fourth quarter of 2002, compared with

$5.3 million, or 2.2% of sales for the fourth quarter of 2001. Before unusual charges, operating income in the fourth quarter of 2001 was $28.6 million, or 12.1% of sales.

     Interest expense was $5.7 million in the fourth quarter of 2002, compared with $6.6 million for the same quarter of 2001. The decrease of $0.9 million, or 13.6%, resulted from lower interest rates and debt levels.

     The fourth quarter 2002 provision for income taxes was $9.5 million compared to a tax benefit of $10.8 million in the fourth quarter of 2001. The 2001 fourth quarter results include a tax benefit of $10.5 million, from the closure of a number of tax years by U.S. federal and state tax authorities.

     Net income for the fourth quarter of 2002 totaled $21.3 million, or $0.63 per diluted share, an increase of $9.8 million, or 86.1% from the fourth quarter of 2001, when net income was $11.5 million, or $0.34 per diluted share. Before the unusual items, fourth quarter 2001 earnings were $16.2 million, or $0.48 per diluted share. Net income for the fourth quarter of 2001 included goodwill amortization of $2.7 million after tax, or $0.08 per diluted share.

YEAR ENDED DECEMBER 31, 2001, COMPARED WITH YEAR ENDED DECEMBER 31, 2000

  Results of Operations

     The Company reported sales for 2001 of $1,019.3 million, a decrease of 0.5% from sales of $1,024.7 million in 2000, caused by weak economic conditions which impacted most of the Company's businesses. Significantly offsetting the weak economic conditions were the contributions from the Company's 2001 and 2000 business acquisitions and strength in its aerospace and power instruments businesses. Without the acquisitions, sales for 2001 would have been 10% lower. EIG segment sales were $499.5 million in 2001, a decrease of 2.0% from sales of $509.5 million in 2000. Sales for EIG were lower largely due to a decline in demand from most of its businesses. Acquisitions and continued strength in the aerospace and power instruments businesses offset most of the Group's sales decline. EMG segment sales were $519.8 million in 2001, an increase of 0.9% from sales of $515.2 million in 2000 due to the sales contribution from acquisitions. The Group's sales increase was offset by adverse economic conditions and other competitive factors in the United States and European floor care markets. Total consolidated international sales were $321.2 million in 2001, a decrease of 1.1% from sales of $324.9 million in 2000. Export shipments from the United States in 2001 were $170.0 million, a decrease of 5.1% compared with $179.1 million in 2000.

     New orders for 2001 were $1,039.5 million, essentially unchanged from $1,037.6 million for 2000. The order backlog at December 31, 2001 was $276.6 million, compared with $256.4 million at December 31, 2000. New orders from acquisitions made by the Company during 2001 and increased orders from the aerospace and power instrument businesses were the primary reasons for the increase.

     Total segment operating income declined to $127.7 million for 2001, a decrease of 18.3%, compared with segment operating income of $156.3 million for 2000. Segment operating margins in 2001 were 12.5% of sales, a decrease from 15.3% of sales in 2000. The overall reduction in segment operating margins in 2001 was primarily due to fourth quarter unusual pretax charges to operations of $23 million ($15 million after tax, or $0.46 per diluted share). Partially offsetting the lower segment operating margins in 2001, was lower pension expense due primarily to use of the assumed return on pension investment assets. Before the unusual charge, segment operating margins for 2001 were 14.8%. These unusual charges are more fully discussed below under the "Fourth Quarter Results".

     Selling, general, and administrative (SG&A) expenses were $98.7 million in 2001, compared with $95.1 million in 2000, a $3.6 million increase due mainly to increased selling expenses from acquisitions completed in 2001. As a percentage of net sales, SG&A expenses were 9.7% in 2001, compared to 9.3% in 2000. Corporate administrative expenses decreased to $18.1 million in 2001, compared with $20.4 million in 2000, a decrease of $2.3 million, or 11.3%. The decrease in corporate expenses reflected the impact of corporate cost reduction activities primarily resulting from reduced information technology, consulting, and travel expenses. Corporate expenses for 2001 were 1.8% percent of sales, compared with 2.0% of sales for 2000.

     After deducting corporate administrative expenses, consolidated operating income was $109.6 million or 10.7% of sales, a decrease of $26.3 million when compared with 2000 operating income of $135.9 million or 13.3% of sales. Before unusual charges, operating income was $132.8 million, or 13.1% of sales.

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

     The effective tax rate for 2001 was 21.6% compared with 35.4% in 2000. The lower tax rate in 2001 reflected the fourth quarter recognition of $10.5 million in tax benefits ($0.32 per diluted share) resulting from the closure of a number of open tax years by U.S. federal and state tax authorities, as well as higher tax credits associated with export sales. Before unusual charges and the tax benefits, the 2001 effective tax rate was 33.2%.

     Net income for 2001 was $66.1 million, or $1.98 per diluted share, compared with net income for 2000 of $68.5 million, or $2.11 per diluted share. The 3.5% decrease in net income was due primarily to the fourth quarter net effect of the unusual items, previously mentioned. Before the unusual items, earnings for 2001 were up 3.3% to $70.8 million, or $2.12 per diluted share.

 Fourth Quarter Results

     Sales for the fourth quarter of 2001 were $237.3 million, compared with $258.2 million in the fourth quarter of 2000, a decrease of $20.9 million, or 8.1%. The decrease in fourth quarter sales was the result of significantly weaker economic conditions, which impacted most of the Company's businesses. Without the acquisitions, sales for the fourth quarter of 2001 would have been 17% lower.

     Operating income for the fourth quarter of 2001 was $5.3 million, compared with $34.1 million for the fourth quarter of 2000, a decrease of $28.8 million or 84.4%. In response to weak economic conditions, in the fourth quarter of 2001, the Company recorded unusual expenses totaling $23.3 million of which $12.4 million is related to the costs of employee reductions, facility closures, the continued migration of production to low-cost locales, and $10.9 million related to asset writedowns. The asset writedowns related to receivables ($3.3 million), inventory ($6.1 million) and equipment ($1.5 million). The asset writedowns are primarily the result of the difficulties the economic environment has had on a number of the Company's customers. The annualized cost savings resulting from the severance and related actions are expected to be approximately $25 million. These cost reduction initiatives were a continuation of cost reduction programs that began in the fourth quarter of 2000, for which the Company recorded a $3.4 million pretax charge in that quarter, and continued during 2001.

     Also, the fourth quarter 2001 results included a tax benefit of $10.5 million ($0.32 per diluted share), resulting from the closure of a number of tax years by U.S. federal and state tax authorities. The tax benefits consisted of cash of $4.4 million and a non-cash benefit of $6.1 million. As a result of the tax benefit relating to the unusual charges, and the tax benefits discussed here, the Company reported a total income tax benefit of $10.8 million in the fourth quarter of 2001 compared with a tax provision of $9.2 million in the same period of 2000.

     Net income for the fourth quarter of 2001 totaled $11.5 million, or $0.34 per diluted share, a decrease of $5.8 million, or 33.5% from the fourth quarter of 2000 net income of $17.2 million, or $0.53 per diluted share. Before the unusual items, fourth quarter 2001 earnings were $16.2 million, or $0.48 per diluted share.

  Operating Segment Results

     EIG sales were $499.5 million in 2001, a decrease of 2.0% from 2000 sales of $509.5 million. The continued economic slowdown impacted most of the EIG Group's businesses and was partially offset by the sales contribution of the Company's 2001 and 2000 acquisitions and the strength of the aerospace and power instruments businesses.

     EIG's operating income for 2001 decreased to $57.0 million from $78.7 million in 2000, a decrease of $21.7 million, or 27.6%. Lower base business sales caused by weak economic conditions, and significant unusual charges for inventory writedowns, receivable losses related to a bankrupt customer, cost realignment and employee severance related activities in the fourth quarter of 2001 drove the lower operating income. The Group's operating margins for 2001 declined to 11.4% from 15.5% in 2000. Without the unusual expenses, the Group's operating income for 2001 would have been $69.5 million, a decrease of $9.3 million, or 13.9% of sales, compared with 2000.

     EMG's sales for 2001 were $519.8 million, an increase of 0.9%, from sales of $515.2 million in 2000. The 2001 and 2000 acquisitions drove the year-to-year increase in sales. Weakness in the North American and European floor care markets, along with lower sales of specialty metal products offset most of the sales increase from acquisitions.

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

LIQUIDITY AND CAPITAL RESOURCES

     In 2002, cash provided by operating activities totaled $103.7 million, compared with $101.1 million (before accounts receivable securitization transactions) for 2001, an increase of $2.6 million. The $2.6 million increase in operating cash flow was the result of higher earnings and a strong focus on reducing operating working capital. At December 31, 2002, inventories were lower by $23.1 million, or 15.1% and receivables were lower by $5.8 million or 3.2% compared with December 31, 2001. The 2001 inventory balance included a build-up of inventories to protect customers during the Company's movement of certain production to low-cost manufacturing facilities. Those movements are continuing, and some inventory build-up at certain locations remain in place. Strong operating cash flow during 2002 allowed the Company to repay $82.8 million in debt and to contribute $30.3 million to its U.S. defined benefit pension plans, including a $19.6 million contribution late in the fourth quarter of 2002. The Company's after-tax cash expenditures for 2002, relating to its fourth quarter 2001 accrual for cost reduction initiatives, were $4.1 million. The remaining $2.9 million in after-tax cash expenditures is expected to be expended for the intended programs by the first half of 2004. Free cash flow (net income, plus depreciation and amortization, less capital spending and dividends) was $91.4 million in 2002, compared with $75.3 million in 2001. Free cash flow and EBITDA (presented elsewhere in this report) are presented because the Company is aware that they are important measures that are used by third parties in evaluating the Company.

     In connection with its accounts receivable securitization program in 2001, the Company recorded $45.0 million of securitized accounts receivable and short-term borrowings of a special-purpose subsidiary. After deducting this item, cash generated by operating activities in 2001 totaled $56.1 million.

     Cash used for investing activities was $19.7 million for 2002, compared with $152.5 million of cash used in 2001. In 2001, the Company purchased three businesses for $131.8 million. The Company acquired GS Electric in May 2001, EDAX in July 2001 and IRAS in December 2001. Additions to property, plant and equipment totaled $17.4 million in 2002, compared with $29.4 million in 2001.

     Cash used for financing activities totaled $84.6 million in 2002, compared with cash provided of $103.3 million in 2001. In 2002 net short-term borrowings decreased by $59.0 million, and long-term borrowings decreased $23.8 million. These decreases reflect the partial use of the strong operating cash inflows for 2002 to pay down debt outstanding under the revolving credit facility. In 2001, short-term borrowings increased $37.7 million and long-term debt had a net increase of $72.6 million. The 2001 increases were for borrowings to fund the 2001 acquisitions and the accounts receivable securitization transaction discussed above.

     Repurchases of the Company's common stock in 2002 totaled $7.3 million for 236,900 shares, compared with $11.6 million for 440,000 shares acquired in 2001. Subsequent to December 31, 2002, the Company repurchased an additional 190,000 shares of its common stock for approximately $5.8 million. The share repurchases were made under a 1998 $50 million share repurchase program. On March 12, 2003, the Company's Board of Directors authorized a new $50 million share repurchase program, adding to the $2.5 million remaining balance from the 1998 program. Under the 1998 program, $47.5 million was used for share repurchases. As of March 12, 2003, $52.5 million was approved for future share repurchases. Net cash proceeds from the exercise of employee stock options and other items, net, totaled $13.4 million in 2002, compared with $12.5 million in 2001.

     At December 31, 2002, total debt outstanding was $390.1 million compared with $470.8 million at December 31, 2001. The Company's debt agreements contain various covenants including limitations on indebtedness, dividend payments and maintenance of certain financial ratios. At December 31, 2002 and 2001, the Company was within the allowable limits of the financial ratios. Debt as a percentage of capitalization decreased to 48.1% at December 31, 2002 from 58.4% at December 31, 2001. EBITDA (income before income taxes, interest expense, interest income, depreciation and amortization) in 2002 was $180.4 million, compared with $178.0 million for 2001 before unusual items. The Company's debt-to-EBITDA ratio (computed in accordance with the credit agreement), was 2.2 to 1 at December 31, 2002, compared with 2.4 to 1 at the prior year-end, and EBITDA covered interest expense 7.2 times in 2002 compared with 6.4 times in 2001.

  Contractual Cash Obligations

     The following table summarizes AMETEK's contractual cash obligations at December 31, 2002 and the effect such obligations are expected to have on its liquidity and cash flows in future periods.

                                                                    PAYMENTS DUE
                                                    ---------------------------------------------
                                                               LESS     ONE TO   FOUR TO   AFTER
                                                               THAN     THREE     FIVE      FIVE
                                                    TOTAL    ONE YEAR   YEARS     YEARS    YEARS
                                                    ------   --------   ------   -------   ------
                                                                    (IN MILLIONS)
Debt:
  7.2% Senior Notes...............................  $225.0    $  --     $  --     $  --    $225.0
  Revolving credit loans (a)......................    88.0       --        --      88.0        --
  Other indebtedness (b)..........................    77.1      7.4      68.0       0.5       1.2
                                                    ------    -----     -----     -----    ------
  Total debt......................................   390.1      7.4      68.0      88.5     226.2
Non-cancellable operating leases..................    21.4      4.6       7.2       4.8       4.8
Employee severance................................     4.6      2.8       1.8        --        --
                                                    ------    -----     -----     -----    ------
          Total...................................  $416.1    $14.8     $77.0     $93.3    $231.0
                                                    ======    =====     =====     =====    ======

---------------

(a) Although not contractually obligated, the Company expects to have the capability to repay this obligation in less than four years as permitted in the credit agreement. Accordingly, $38 million is classified as short-term borrowings and the remaining $50 million is considered long-term debt at December 31, 2002.

(b) Amount includes $65 million under the accounts receivable securitization program, which is classified as short-term borrowings at December 31, 2002.

  Other Commitments

     The Company has standby letters of credit of approximately $21.4 million related to performance and payment guarantees. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material.

     The Company may, from time to time, redeem, tender for, or repurchase its long-term debt in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.

     As a result of all of the Company's cash flow activities, cash and cash equivalents decreased $0.6 million in 2002 to $13.5 million at year-end, compared with $14.1 million at December 31, 2001. The Company also had available borrowing capacity of $190.6 million under its $300 million revolving bank credit facility at December 31, 2002, and $10.0 million under its accounts receivable securitization agreement. The Company believes it has sufficient cash-generating capability and available financing alternatives to enable it to meet its needs for the foreseeable future. The Company's shelf registration statement, filed with the Securities and Exchange Commission, became effective in October 2002 and allows for up to $300 million in additional equity or debt financing.

TRANSACTIONS WITH RELATED PARTIES

     The Company has a business relationship with the law firm of Stroock & Stroock & Lavan LLP. A partner of this firm is a member of the Company's Board of Directors. The investment banking firm of American Securities, L.P. rendered financial advisory, investment management, and other services to the Company. Three managing directors of American Securities, L.P. are members of the Company's Board of Directors.

     In 2002, Stroock & Stroock & Lavan LLP, and American Securities, L.P., and its affiliates billed fees to the Company in the aggregate for services rendered of $200,000 and $270,000, respectively. Beginning in 2003, the Company will no longer utilize the services of American Securities, L.P. and its affiliates.

CRITICAL ACCOUNTING POLICIES

     The Company has identified its most critical accounting policies as those accounting policies that can have a significant impact on the presentation of the Company's financial condition and results of operations, and require the use of complex and subjective estimates based upon past experience and management's judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from these estimates. The consolidated financial statements and related notes contain information that is pertinent to the Company's accounting policies and to management's discussion and analysis. The information that follows represents additional specific disclosures about the Company's accounting policies regarding risks, estimates, subjective decisions, or assessments where materially different results of operations and financial condition could have been reported had different assumptions been used or different conditions existed. Disclosure of the Company's significant accounting policies can be found in Note 1 of "Notes to Consolidated Financial Statements," included elsewhere in this report.

     - Revenue Recognition. The Company recognizes revenues in accordance with invoice terms, generally when products are shipped and services are rendered. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company's option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience. At December 31, 2002 and 2001, the accrual for future warranty obligations was $6.4 million and $7.7 million, respectively. If actual future sales returns, allowances and warranty amounts are higher than past experience, additional amounts may be required.

     - Inventories. The Company uses the last-in, first-out (LIFO) method of accounting for most inventories. Inventories reported on the Company's balance sheet are conservatively valued. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties, and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $27.0 million and $29.1 million higher than the amount reported in the balance sheet at December 31, 2002 and 2001, respectively.

     - Goodwill and Intangible Assets. The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Accordingly, the Company ceased amortization of all goodwill and intangible assets with indefinite lives as of January 1, 2002. Intangible assets with finite lives will continue to be amortized over their useful lives.

         SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit's net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of the Company's reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. The Company is required to complete the impairment test for goodwill and record any resulting impairment losses annually. Changes in market interest rates and other conditions may have an impact on these estimates. The Company's acquisitions have generally included a large goodwill component and the Company expects to continue to make acquisitions. At December 31, 2002, goodwill totaled $391.9 million or 38% of the Company's total assets. The Company's transitional impairment test that resulted from adoption of SFAS 142 early in 2002, and the required annual impairment test in the fourth quarter of 2002, determined that the Company's goodwill was not impaired.

     - Pensions. The Company accounts for its defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions", which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining the Company's pension income or expense are pension liability discount rates and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the year-end valuation date. At the end of each year, the Company determines the discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. The discount rate used in determining the 2002 pension cost was 7.25% for U.S. defined benefit pension plans. The discount rate used for determining the funded status of the plans at December 31, 2002, and determining the 2003 U.S. defined benefit pension plan cost is 6.75%. The Company has assumed that the expected long-term rate of return on plan assets for the 2003 pension expense will be 8.90%, down from 9.25% used for 2002. The rate of compensation increase used in determining the 2002 pension cost was 4.0% for U.S. defined benefit pension plans and 3.5% for the 2003 pension cost for U.S. defined benefit plans. The net effect of changes in the discount rate, as well as the effect of differences between the expected return and the actual return on plan assets which have been deferred and are subject to amortization totaled $74.9 million at December 31, 2002, and will ultimately affect future pension costs. For the year ended December 31, 2002, the Company recognized consolidated pretax pension income of $1.2 million from its defined benefit pension plans, compared with pension income of $4.7 million from these plans in 2001. Due primarily to the continued depressed equity security markets in 2002 and changes in the assumed discount rate and long-term rate of return, the Company anticipates significantly higher pension expense by approximately $7 million in 2003. The Company contributed a total of $30.3 million to its U.S. defined benefit pension plans during 2002, including a $19.6 million cash contribution late in the fourth quarter of 2002. Based on information available to the Company at December 31, 2002, the Company does not expect a significant pension contribution in 2003.

     - Accounts Receivable. The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its past experience. If the financial condition of the Company's customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables at December 31, 2002 was $7.2 million, compared with $7.6 million at December 31, 2001.

NEW ACCOUNTING STANDARDS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Had the Company not amortized goodwill during the years 2001 and 2000, net income for 2001 and 2000 would have been approximately $10.2 million and $9.2 million higher respectively, than the reported amounts. Diluted earnings per share would have been $0.30 and $0.28 higher in 2001 and 2000, respectively. Pursuant to SFAS No. 142, the Company was required to complete a transitional impairment test of goodwill in the initial year of adopting the standard, with any impairment charges recorded as a cumulative effect of a change in accounting principle. Additionally, the Company completed its annual impairment test in the fourth quarter of 2002. Both tests determined that no impairment existed.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Statement No. 143 is effective January 1, 2003 for the Company. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 143 will have on its consolidated results of operations, financial position, or cash flows.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. Adoption of SFAS No. 144 had no effect on the Company's consolidated results of operations, financial position, or cash flows.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002 (January 1, 2003 for the Company). The Company has early adopted this statement for the year ended December 31, 2002. In 1998, the Company recorded a loss on the early extinguishment of debt that was previously classified as an extraordinary item in its 5-year Selected Financial Data table on page 13. As of December 31, 2002, such loss has been reclassified to interest expense in the 5-year table previously mentioned. The adoption of this Statement will have no effect on the Company's consolidated results of operations, financial position, or cash flows.

     In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement No. 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

(including Certain Costs Incurred in a Restructuring)." Among other things, Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date of an entity's commitment to an exit plan, as under EITF Issue No. 94-3. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosures", which amended FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. Statement No. 148 is effective for fiscal years ended after December 15, 2002. Accordingly, the Company has adopted the annual disclosure provisions of Statement No. 148 in its financial statements for the year ended December 31, 2002. The Company will implement Statement No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. As provided by Statements No. 123 and 148, the Company has chosen to continue use of the accounting method under APB 25 and the related interpretations to account for the Company's stock compensation plans. As adoption of Statement No. 148 only involves disclosures by the Company, there is no impact from its adoption on the Company's results of operations, financial position, or liquidity.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN No. 45). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting, by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The disclosure provisions of FIN No. 45 are effective for the Company as of December 31, 2002. The Company has guarantees and claims arising during the course of its business operations. The Company accrues for losses under these arrangements when they become probable and estimable. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The Company is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated results of operations, financial position, or cash flows.

INTERNAL REINVESTMENT

  Capital Expenditures

     Capital expenditures were $17.4 million for 2002, compared with $29.4 million for 2001. Approximately 61% of the expenditures in 2002 were for equipment to increase productivity and expand capacity. The Company's 2003 capital expenditures are expected to increase when compared with 2002 levels, with a continuing emphasis on spending to improve productivity and expand low-cost manufacturing facilities.

  Product Development and Engineering

     Product development and engineering expenses are directed toward the development and improvement of new and existing products and processes. Such expenses were $46.8 million in 2002, an increase from $45.2 million in 2001, and $45.9 million in 2000. Included in the amounts above are net expenses for research and development of $23.7 million for 2002, $22.6 million for 2001, and $23.8 million for 2000.

  Environmental Matters

     Certain historic processes in the manufacture of previous AMETEK products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, the Company has been named a Potentially Responsible Party (PRP) regarding waste remediation at several non-AMETEK sites that are the subject of government-mandated cleanups. In addition to these non-AMETEK sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against the Company with respect to other environmental matters once the Company has determined that a loss is probable and estimable. Total environmental reserves at December 31, 2002 and 2001 were approximately $7 million and $9 million, respectively. In 2002, the Company spent approximately $2 million on such environmental matters, compared with approximately $1 million in 2001. The Company also has agreements with former owners of certain of its acquired businesses as well as new owners of previously owned businesses under which the Company and former owners have retained or assumed and agreed to indemnify the other party against certain environmental and other liabilities under certain circumstances. The Company and some of the other parties carry insurance coverage for some environmental matters. To date, those parties have met their obligation in all material respects. The Company has no reason to believe that such third parties would fail to perform their obligation in the future. However, if the Company were required to record a liability with respect to all, or a portion of, such matters on its balance sheet, the amount of the liability would not be significant. In the opinion of management, based upon presently available information and past experience related to such matters, either adequate provision for probable costs has been made, or the ultimate cost resulting from these actions are not expected to materially affect the consolidated financial position, results of operations, or cash flow of the Company.

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

MARKET RISK

     The Company's primary exposures to market risk are fluctuations in interest rates on its short-term debt, and in foreign currency exchange rates.

     The Company's long-term debt is fixed-rate debt and its short-term debt is variable-rate debt. These financial instruments are more fully described in the notes to the financial statements.

     The foreign currencies to which the Company has the most significant exchange rate exposure include the euro, the Japanese yen, and the British pound sterling. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the use of local borrowings in the foreign country affected. The effect of translating foreign subsidiaries' balance sheets into U.S. dollars is included in other comprehensive income, within stockholders' equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company.

     Based on a hypothetical ten percent adverse movement in either interest rates or foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are not material, although the actual effects may differ materially from the hypothetical analysis.

FORWARD-LOOKING INFORMATION

     Certain matters discussed in this Form 10-K are "forward-looking statements" as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company's operations and business environment, and are subject to change based on various important factors. The Company wishes to take advantage of the "safe harbor" provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause, the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

     - The current economic slowdown, or unforeseen price reductions in the Company's global market segments, with adverse effects on profit margins.

     - Acts of war, terrorism or natural disasters.

     - The Company's inability to continue achieving its cost reduction objectives, due in part to varying prices and availability of certain raw materials and semifinished materials and components.

     - Underutilization of the Company's existing factories and plants, or plant expansions or new plants, possibly resulting in production inefficiencies.

     - Higher than anticipated, or unanticipated start-up expenses and production delays at new plants.

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

     - The increased cost or inability to obtain property and liability insurance due to uncertainty in worldwide insurance and reinsurance markets.

     - The potential writeoff of substantial goodwill and other intangible assets.

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

     - The effects, in the United States and abroad, of changes in trade practices; monetary and fiscal policies; laws and regulations; other activities of governments, agencies and similar organizations, such as trade restrictions or prohibitions; and social and economic conditions; unforeseen inflationary pressures and monetary fluctuation; import and other charges or taxes and the ability or inability of the Company to obtain, or hedge, foreign currencies, foreign currency exchange rates and fluctuation in those rates. This would include extreme currency fluctuations; protectionism and confiscation of assets; nationalizations; unstable governments and legal systems; and intergovernmental disputes.

     - Variation in the level of orders booked, which can be affected by general economic conditions, intensity of competition and continued marketplace acceptance of products.

     - Increased environmental compliance costs, and the potential costs associated with asbestos-related litigation.

The Company believes that it has the product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning market risk is set forth under the heading "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28 herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                                                               PAGE
                                                               ----
INDEX TO FINANCIAL STATEMENTS (ITEM 15(a) 1)
Report of Independent Auditors..............................     31
Consolidated Statement of Income for the years ended
  December 31, 2002, 2001, and 2000.........................     32
Consolidated Balance Sheet at December 31, 2002 and 2001....     33
Consolidated Statement of Stockholders' Equity for the years
  ended December 31, 2002, 2001, and 2000...................     34
Consolidated Statement of Cash Flows for the years ended
  December 31, 2002, 2001, and 2000.........................     35
Notes to Consolidated Financial Statements..................     36

FINANCIAL STATEMENT SCHEDULES (ITEM 15(a) 2)

     Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of AMETEK, Inc.

     We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the consolidated financial statements, AMETEK, Inc. changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in 2002.

                                          /s/ ERNST & YOUNG LLP

Philadelphia, PA
January 28, 2002

                                  AMETEK, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2002           2001           2000
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET SALES................................................   $1,040,542     $1,019,289     $1,024,660
                                                            ----------     ----------     ----------
Expenses:
  Cost of sales (excluding depreciation).................      754,571        777,919        761,548
  Selling, general and administrative....................      104,816         98,655         95,147
  Depreciation...........................................       32,468         33,165         32,075
                                                            ----------     ----------     ----------
          Total expenses.................................      891,855        909,739        888,770
                                                            ----------     ----------     ----------
OPERATING INCOME.........................................      148,687        109,550        135,890
Other income (expenses):
  Interest expense.......................................      (25,181)       (27,913)       (29,203)
  Other, net.............................................         (608)         2,725           (549)
                                                            ----------     ----------     ----------
Income before income taxes...............................      122,898         84,362        106,138
Provision for income taxes...............................       39,200         18,251         37,606
                                                            ----------     ----------     ----------
Net income...............................................   $   83,698     $   66,111     $   68,532
                                                            ==========     ==========     ==========
Basic earnings per share.................................   $     2.54     $     2.01     $     2.13
                                                            ==========     ==========     ==========
Diluted earnings per share...............................   $     2.49     $     1.98     $     2.11
                                                            ==========     ==========     ==========
Average common shares outstanding:
  Basic shares...........................................       32,918         32,838         32,131
                                                            ==========     ==========     ==========
  Diluted shares.........................................       33,627         33,445         32,534
                                                            ==========     ==========     ==========

                            See accompanying notes.

                                  AMETEK, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   13,483   $   14,139
  Marketable securities.....................................       8,320        8,215
  Receivables, less allowance for possible losses...........     175,230      181,031
  Inventories...............................................     129,451      152,525
  Deferred income taxes.....................................      10,005       10,096
  Other current assets......................................      14,080       13,341
                                                              ----------   ----------
          Total current assets..............................     350,569      379,347
Property, plant and equipment, net..........................     204,329      214,494
Goodwill, net of accumulated amortization...................     391,947      387,420
Other assets................................................      83,161       58,231
                                                              ----------   ----------
          Total assets......................................  $1,030,006   $1,039,492
                                                              ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of long-term
     debt...................................................  $  110,422   $  167,399
  Accounts payable..........................................      81,108       86,707
  Income taxes payable......................................       3,287        1,541
  Accrued liabilities.......................................      66,603       80,503
                                                              ----------   ----------
          Total current liabilities.........................     261,420      336,150
Long-term debt..............................................     279,636      303,434
Deferred income taxes.......................................      41,233       33,496
Other long-term liabilities.................................      27,536       31,354
Stockholders' equity :
  Preferred stock, $0.01 par value; authorized: 5,000,000
     shares; none issued....................................          --           --
  Common stock, $0.01 par value; authorized: 100,000,000
     shares; issued: 2002 -- 33,883,179 shares;
     2001 -- 33,412,873 shares..............................         339          334
  Capital in excess of par value............................      14,045          683
  Retained earnings.........................................     464,731      388,929
  Accumulated other comprehensive losses....................     (34,719)     (37,023)
  Less: Cost of shares held in treasury: 2002 -- 816,057
     shares;
     2001 -- 596,643 shares.................................     (24,215)     (17,865)
                                                              ----------   ----------
          Total stockholders' equity........................     420,181      335,058
                                                              ----------   ----------
          Total liabilities and stockholders' equity........  $1,030,006   $1,039,492
                                                              ==========   ==========

                            See accompanying notes.

                                  AMETEK, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------------------------
                                                2002                            2001                            2000
                                    -----------------------------   -----------------------------   -----------------------------
                                    COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE   STOCKHOLDERS'
                                       INCOME          EQUITY          INCOME          EQUITY          INCOME          EQUITY
                                    -------------   -------------   -------------   -------------   -------------   -------------
                                                                           (IN THOUSANDS)
CAPITAL STOCK
Preferred Stock, $.01 par value...                    $     --                        $     --                        $     --
                                                      --------                        --------                        --------
Common Stock, $.01 par value......
Balance at the beginning of the
 year.............................                         334                             334                             334
Shares issued.....................                           5                              --                              --
                                                      --------                        --------                        --------
 Balance at the end of the year...                         339                             334                             334
                                                      --------                        --------                        --------
CAPITAL IN EXCESS OF PAR VALUE
Balance at the beginning of the
 year.............................                         683                           2,248                           2,041
Employee stock option, savings and
 award plans......................                      13,362                          (1,565)                            207
                                                      --------                        --------                        --------
 Balance at the end of the year...                      14,045                             683                           2,248
                                                      --------                        --------                        --------
RETAINED EARNINGS
Balance at the beginning of the
 year.............................                     388,929                         330,696                         269,861
Net income........................     $83,698          83,698         $66,111          66,111         $68,532          68,532
                                       -------                         -------                         -------
Cash dividends paid...............                      (7,896)                         (7,878)                         (7,697)
                                                      --------                        --------                        --------
 Balance at the end of the year...                     464,731                         388,929                         330,696
                                                      --------                        --------                        --------
ACCUMULATED OTHER COMPREHENSIVE
 LOSSES(1)
Foreign currency translation:
Balance at the beginning of the
 year.............................                     (32,891)                        (30,467)                        (26,292)
Translation adjustments...........      10,462          10,462          (2,424)         (2,424)         (4,175)         (4,175)
                                                      --------                        --------                        --------
 Balance at the end of the year...                     (22,429)                        (32,891)                        (30,467)
                                                      --------                        --------                        --------
Minimum pension liability
 adjustment:
Balance at the beginning of the
 year.............................                      (4,680)                           (169)                           (280)
Adjustments during the year.......      (7,600)         (7,600)         (4,511)         (4,511)            111             111
                                                      --------                        --------                        --------
 Balance at the end of the year...                     (12,280)                         (4,680)                           (169)
                                                      --------                        --------                        --------
Valuation adjustments for
 marketable securities and other:
Balance at the beginning of the
 year.............................                         548                             471                            (823)
 (Increase) decrease in marketable
   securities(2)..................        (558)           (558)             77              77           1,294           1,294
                                       -------        --------         -------        --------         -------        --------
 Balance at the end of the year...                         (10)                            548                             471
                                                      --------                        --------                        --------
Total other comprehensive income
 (loss) for the year..............       2,304                          (6,858)                         (2,770)
                                       -------                         -------                         -------
Total comprehensive income for the
 year.............................     $86,002                         $59,253                         $65,762
                                       =======                         =======                         =======
Accumulated other comprehensive
 loss at the end of the year......                     (34,719)                        (37,023)                        (30,165)
                                                      --------                        --------                        --------
TREASURY STOCK
Balance at the beginning of the
 year.............................                     (17,865)                        (22,275)                        (28,625)
Employee stock option, savings and
 award plans......................                         996                          16,038                           7,961
Purchase of treasury stock........                      (7,346)                        (11,628)                         (1,611)
                                                      --------                        --------                        --------
 Balance at the end of the year...                     (24,215)                        (17,865)                        (22,275)
                                                      --------                        --------                        --------
 Total Stockholders' Equity.......                    $420,181                        $335,058                        $280,838
                                                      ========                        ========                        ========

---------------

(1) Amounts presented are net of tax based on an average tax rate of 35%, except for foreign currency translation adjustments, which are presented on a pretax basis.

(2) Includes reclassification adjustment for (losses) gains included in net income for 2002, 2001, and 2000 of $(0.1) million, $0.6 million, and $0.3 million, respectively.

                            See accompanying notes.

                                  AMETEK, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2002       2001        2000
                                                             --------   ---------   ---------
                                                                      (IN THOUSANDS)
CASH PROVIDED BY (USED FOR):
Operating activities:
  Net income...............................................  $ 83,698   $  66,111   $  68,532
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................    32,950      46,450      43,257
     Deferred income taxes.................................    10,954       3,681       6,430
     Changes in assets and liabilities (net of
       acquisitions):
       Decrease (increase) in receivables..................     9,966      25,082     (16,782)
       Decrease (increase) in inventories and other current
          assets...........................................    23,546      (6,139)     (6,622)
       Decrease in payables, accruals, and income taxes....   (20,754)    (24,422)     (4,390)
       Decrease in other long-term liabilities.............       (71)     (6,537)    (14,866)
       Pension contribution................................   (30,250)     (1,866)     (1,056)
     Other.................................................    (6,376)     (1,226)      4,221
                                                             --------   ---------   ---------
  Total operating activities (before receivable
     securitization transactions)..........................   103,663     101,134      78,724
  (Decrease) increase in accounts receivable sold..........        --     (45,000)      1,000
                                                             --------   ---------   ---------
Total operating activities.................................   103,663      56,134      79,724
                                                             --------   ---------   ---------
Investing activities:
  Additions to property, plant and equipment...............   (17,374)    (29,415)    (29,554)
  Purchase of businesses...................................        --    (131,793)    (81,017)
  Other....................................................    (2,355)      8,684       3,171
                                                             --------   ---------   ---------
Total investing activities.................................   (19,729)   (152,524)   (107,400)
                                                             --------   ---------   ---------
Financing activities:
  Net change in short-term borrowings......................   (59,012)     37,747      25,154
  Additional long-term borrowings..........................        --      73,321       3,003
  Reduction in long-term borrowings........................   (23,751)       (721)       (271)
  Repurchases of common stock..............................    (7,346)    (11,628)     (1,611)
  Cash dividends paid......................................    (7,896)     (7,878)     (7,697)
  Proceeds from stock options and other....................    13,415      12,501       7,649
                                                             --------   ---------   ---------
Total financing activities.................................   (84,590)    103,342      26,227
                                                             --------   ---------   ---------
(Decrease) increase in cash and cash equivalents...........      (656)      6,952      (1,449)
Cash and cash equivalents:
  Beginning of year........................................    14,139       7,187       8,636
                                                             --------   ---------   ---------
  End of year..............................................  $ 13,483   $  14,139   $   7,187
                                                             ========   =========   =========

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

Cash Equivalents, Securities, and Other Investments

     All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2002 and 2001, all of the Company's equity securities and fixed-income securities (primarily those of a captive insurance subsidiary) are classified as "available-for-sale", although the Company may hold fixed-income securities until their maturity dates. The aggregate market value of such securities at December 31, 2002 and 2001 was:
2002 - $13.9 million ($14.0 million amortized cost) and 2001 - $16.6 million ($16.3 million amortized cost). The temporary unrealized gain or loss on such securities is recorded as a separate component of other comprehensive income (in stockholders' equity), and is not material. The Company's other investments are accounted for by the equity method.

Inventories

     Inventories are stated at the lower of cost or market, cost being determined principally by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated net proceeds from sales. The excess of the first-in, first-out (FIFO) value over the LIFO value at December 31, 2002 and 2001 was $27.0 million and $29.1 million, respectively.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs, and dies, and maintenance and repairs is charged to operations as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets.

Revenue Recognition

     The Company generally recognizes revenue when products are shipped and services are rendered. The policy with respect to sales returns and allowances generally provides that a customer may not return products, or be given allowances, except at the Company's option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience, and are adjusted periodically to reflect actual expenses. At December 31, 2002 and 2001, the accrual for future warranty obligations was $6.4 million and $7.7 million, respectively.

                                  AMETEK, INC.

Research and Development

     Company-funded research and development costs are charged to operations as incurred and during the past three years were: 2002 - $23.7 million, 2001 - $22.6 million, and 2000 - $23.8 million.

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

                                                               2002     2001     2000
WEIGHTED AVERAGE SHARES (IN THOUSANDS):                       ------   ------   ------
Basic shares................................................  32,918   32,838   32,131
Stock option and award plans................................     709      607      403
                                                              ------   ------   ------
Diluted shares..............................................  33,627   33,445   32,534
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

Stock-Based Compensation

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures, which amends SFAS 123, encourage entities to recognize compensation expense for stock-based employee compensation plans at fair value, but provide the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for stock-based compensation in accordance with APB 25. The exercise price of stock options, set at the time of the grant, is not less than the fair market value per share at the date of the grant. Had the Company applied the fair value recognition provisions of SFAS 123, pretax stock-based compensation expense would have increased $4.5 million, $3.2 million, and $2.9 million for 2002, 2001, and 2000, respectively. Diluted earnings per share would have been lower by $0.07, $0.05, and $0.05 for the respective years. Options generally have a four-to-ten year vesting period from date of grant. Note 7 presents pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans.

Derivative Financial Instruments

     The Company makes limited use of derivative financial instruments to manage interest rate, foreign exchange, and forward contract exposure. The Company does not hold or trade in derivatives for speculative purposes. Interest rate swap and cap agreements are sometimes used to manage the interest rate characteristics of certain outstanding revolving credit loans to a more desirable fixed or variable rate basis, or to limit the Company's exposure to rising interest rates. There were no interest rate swap or cap agreements in place at or during December 31, 2002 and 2001. Foreign currency option contracts, foreign currency exchange contracts, and foreign currency swap agreements may be entered into to mitigate the translation exposure from

                                  AMETEK, INC.

investments in certain foreign subsidiaries. Foreign currency forward contracts are entered into from time-to-time to hedge specific firm commitments for certain export sales, thereby minimizing the Company's exposure to foreign currency fluctuation. These contracts may be entered into for periods generally not to exceed one year. When present, all derivative financial instruments are accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was adopted by the Company on January 1, 2001. There are no carrying amounts related to derivative financial instruments in the consolidated balance sheet and the Company had no derivatives outstanding at December 31, 2002 and 2001. The Company had one interest rate swap agreement, which was settled in 2001.

Goodwill and Other Intangible Assets

     Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses and prior to the adoption of SFAS No. 142, was amortized on a straight-line basis primarily over a 30-year period for all purchase business combinations made prior to July 1, 2001. Business combinations can also result in other intangible assets being recognized. Amortization of such intangible assets, if applicable, occurs over their estimated useful lives. SFAS No. 142 required companies to cease amortizing goodwill that existed at June 30, 2001, and established criteria for testing goodwill for impairment on at least an annual basis, or when events occur that might reduce the fair value of a reporting unit below its carrying value.

     The Company conducts this review for impairment for all of its reporting units during the fourth quarter of the fiscal year. The results of this review in the fourth quarter of 2002 and the transitional review performed earlier in 2002 determined that the Company's goodwill was not impaired.

Reclassifications

     Certain amounts appearing in the prior year's financial statements and supporting footnote disclosures have been reclassified to conform to the current year's presentation.

2.  ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Pursuant to SFAS No. 142, the Company was required to complete a transitional impairment test of goodwill in the initial year of adopting the standard, with any impairment charges recorded as a cumulative effect of a change in accounting principle. The Company determined that its goodwill was not impaired as a result of its transitional impairment test. Additionally, the Company completed its annual impairment test in the fourth quarter of 2002 and determined that no goodwill impairment existed.

                                  AMETEK, INC.

     The Company's net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 adjusted to exclude goodwill amortization were as follows (in thousands, except per share amounts):

                                                                2002      2001      2000
                                                               -------   -------   -------
Reported net income.........................................   $83,698   $66,111   $68,532
  Add back goodwill amortization, net of tax................        --    10,182     9,174
                                                               -------   -------   -------
  Adjusted net income.......................................   $83,698   $76,293   $77,706
                                                               =======   =======   =======
  Basic earnings per share as reported......................   $  2.54   $  2.01   $  2.13
  Goodwill amortization, net of tax.........................        --      0.31      0.29
                                                               -------   -------   -------
  Adjusted basic earnings per share.........................   $  2.54   $  2.32   $  2.42
                                                               =======   =======   =======
  Diluted earnings per share as reported....................   $  2.49   $  1.98   $  2.11
Goodwill amortization, net of tax...........................        --      0.30      0.28
                                                               -------   -------   -------
Adjusted diluted earnings per share.........................   $  2.49   $  2.28   $  2.39
                                                               =======   =======   =======

     As of December 31, 2002 and 2001, goodwill by segment was: Electronic Instruments Group (EIG) - $244.1 million and $242.8 million; Electromechanical Group (EMG) - $147.8 million and $144.6 million. Changes in the carrying value of goodwill during 2002 were the result of adjustments related to the finalization of purchase accounting for acquisitions in 2001, foreign currency translation adjustments, and certain reclassifications upon adoption of SFAS No. 142.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. Statement No. 143 is effective January 1, 2003 for the Company. The Company is currently evaluating what impact, if any, the adoption of SFAS No. 143 will have on its consolidated results of operations, financial position, or cash flows.

     Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. Adoption of SFAS No. 144 had no effect on the Company's consolidated results of operations, financial position, or cash flows.

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002. The Company has early adopted this statement for the year ended December 31, 2002 for a previously recognized extraordinary item. However, its adoption will have no effect on the Company's future results of operations, financial position, or cash flows.

     In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Statement No. 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

                                  AMETEK, INC.

(including Certain Costs Incurred in a Restructuring)." Among other things, Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date of an entity's commitment to an exit plan, as under EITF Issue No. 94-3. Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

     In December 2002, the Financial Accounting Standards Board issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosures", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosure in the financial statements about the effects of stock-based compensation. Statement No. 148 is effective for fiscal years ended after December 15, 2002. Accordingly, the Company has adopted the annual disclosure provisions of Statement No. 148 in its financial statements for the year ended December 31, 2002. The Company will implement Statement No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. As provided by Statement No. 123 and 148, the Company has chosen to continue use of the accounting method under Accounting Principles Board Opinion No. 25 and the related interpretations to account for the Company's stock compensation plans. As adoption of Statement No. 148 only involves disclosures by the Company, the Company does not expect any impact on its results of operations, financial position, or liquidity.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" (FIN No. 45). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The disclosure provisions of FIN No. 45 are effective for the Company as of December 31, 2002. The Company has guarantees and claims arising during the course of its business operations. The Company accrues for losses under these arrangements when they become probable and estimable. The initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The Company is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated results of operations, financial position, or cash flows.

3.  ACQUISITIONS

     In 2001, the Company made three acquisitions. In May 2001, the Company acquired from SPX Corporation the assets of GS Electric, a U.S. manufacturer of universal and permanent magnet motors for the global floor care and other markets for approximately $32.0 million in cash. GS Electric is now part of the Company's Electromechanical Group. In July 2001, the Company acquired EDAX, Inc., a manufacturer of analytical instrumentation which complements the Company's process and analytical instruments product lines, from Panta Electronics for approximately $37.0 million in cash. In December, 2001, the Company acquired from PerkinElmer, Inc., Instruments for Research and Applied Science (IRAS), a developer and manufacturer of advanced analytical instrumentation, that is used in a number of applications including nuclear spectroscopy, research electrochemistry and electronic signal processing, for approximately $63.0 million. EDAX and IRAS are now part of the Company's Electronic Instruments Group. Together with the EDAX acquisition, IRAS greatly expands our presence in the laboratory and research markets.

                                  AMETEK, INC.

     In 2000, the Company made two acquisitions. In August 2000, the Company acquired the assets of certain businesses of Prestolite Electric Incorporated. The acquired businesses consist of Prestolite's Switch Division, its Industrial Battery Charger business, and its Direct-Current (DC) motor business, which is now a part of the Electromechanical Group. Additionally, in September 2000, the Company acquired the assets of Rochester Instrument Systems, a supplier for the electric power generation market, which is now a part of the Electronic Instruments Group. The aggregate purchase price paid for the 2000 acquisitions was $81 million.

     As of the closing dates, the Company also recorded liabilities as a component of the purchase price for estimated future pension obligations, and for specific personnel-related costs associated with the relocation and consolidation of certain of the acquired businesses.

     All of the above acquisitions were accounted for by the purchase method, and accordingly, the results of their operations are included in the Company's consolidated results from their respective dates of acquisition.

     Had the 2001 acquisitions been made at the beginning of 2001, proforma net sales for 2001 would have been $1,106.3 million. Proforma net income, after giving effect to the amortization of goodwill, and diluted earnings per share would not have been materially different, as a result of the acquisitions, for the year.

 Acquisitions Subsequent to Year-end (Unaudited)

     In mid January 2003, the Company acquired Airtechnology Holdings Limited ("Airtechnology") from Candover Partners Limited, for approximately 50.0 million British pounds sterling or $80.0 million in cash. Airtechnology is a supplier of motors, fans and environmental control systems for the aerospace and defense markets with estimated annual sales of 29.0 million British pounds sterling, or $46.0 million. The Airtechnology acquisition will expand the Company's presence in high-end technical motors and strengthen the Company's relationships with large European-based aerospace and defense companies. Airtechnology is a part of the Company's Electromechanical Group.

     Effective as of February 28, 2003, AMETEK purchased Solidstate Controls, Inc. ("Solidstate Controls") from the Marmon Industrial Companies LLC for approximately $36 million in cash. Solidstate Controls is a leading supplier of Uninterruptible Power Supply systems for the process and power generation industries. Solidstate Controls is headquartered in Columbus, Ohio, and has estimated 2003 sales of $45 million. The acquired business joins AMETEK as part of the EIG operating group.

                                  AMETEK, INC.

4.  OTHER BALANCE SHEET INFORMATION

                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
INVENTORIES
  Finished goods and parts..................................  $  26,819   $  31,313
  Work in process...........................................     33,054      36,925
  Raw materials and purchased parts.........................     69,578      84,287
                                                              ---------   ---------
                                                              $ 129,451   $ 152,525
                                                              =========   =========

PROPERTY, PLANT AND EQUIPMENT, at cost
  Land......................................................  $   9,224   $   8,902
  Buildings.................................................    116,977     112,837
  Machinery and equipment...................................    461,130     440,014
                                                              ---------   ---------
                                                                587,331     561,753
  Less accumulated depreciation.............................   (383,002)   (347,259)
                                                              ---------   ---------
                                                              $ 204,329   $ 214,494
                                                              =========   =========

OTHER ASSETS
  Other intangibles, at cost:
     Patents................................................  $  23,176   $  21,474
     Other acquired intangibles.............................     39,320      47,708
     Less accumulated amortization..........................    (59,582)    (65,484)
                                                              ---------   ---------
                                                                  2,914       3,698
  Investments...............................................     13,658      15,722
  Other.....................................................     66,589      38,811
                                                              ---------   ---------
                                                              $  83,161   $  58,231
                                                              =========   =========

ACCRUED LIABILITIES
  Accrued employee compensation and benefits................  $  25,328   $  24,910
  Other.....................................................     41,275      55,593
                                                              ---------   ---------
                                                              $  66,603   $  80,503
                                                              =========   =========

                                  AMETEK, INC.

                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN THOUSANDS)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND
  NOTES RECEIVABLE
Balance at beginning of year................................  $7,642   $4,318   $3,994
Additions charged to expense................................   2,377    4,135      264
Recoveries credited to allowance............................      69      143       43
Write-offs..................................................  (3,031)  (1,264)    (157)
Allowance acquired with new businesses......................      --      322      214
Currency translation adjustment and other...................     191      (12)     (40)
                                                              ------   ------   ------
Balance at end of year......................................  $7,248   $7,642   $4,318
                                                              ======   ======   ======

5.  DEBT

     At December 31, 2002 and 2001, long-term debt consisted of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
7.20% Senior Notes due 2008.................................  $ 225,000   $ 225,000
Revolving credit loans due 2006.............................     88,000     178,900
Accounts receivable securitization due 2004.................     65,000      47,000
Other, principally foreign..................................     12,058      19,933
                                                              ---------   ---------
                                                                390,058     470,833
Less: current portion.......................................   (110,422)   (167,399)
                                                              ---------   ---------
Total long-term debt........................................  $ 279,636   $ 303,434
                                                              =========   =========

     Maturities of long-term debt outstanding at December 31, 2002 are as follows: $2.7 million in 2004; $0.2 million in 2005; $50.2 million in 2006; and $0.2 million in 2007; and $225.2 million in 2008; and $1.1 million in 2009 and thereafter.

     On September 17, 2001, the Company completed its $300 million Revolving Credit Facility that matures in 2006. The five-year Revolving Credit Facility is unsecured. Interest rates on outstanding loans under the Revolving Credit Facility are either based on the London Interbank Offered Rate (LIBOR), plus a negotiated spread over LIBOR, or at the U.S. prime rate. At December 31, 2002, the Company had $88.0 million in revolving credit loans outstanding at a blended rate of 2.8%, of which $38.0 million is included in short-term borrowings and $50.0 million is included in long-term debt. At December 31, 2002, $190.6 million was unused and available under the revolving credit facility.

     The Revolving Credit Facility places certain restrictions on allowable foreign debt, and the measurement of the pro forma effect of potential acquisitions in certain debt covenant compliance calculations. The Revolving Credit Facility also places certain restrictions on certain cash payments, including the payment of dividends. At December 31, 2002, retained earnings of approximately $23.4 million were not subject to the dividend limitation.

     Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of approximately $26.8 million, of which $6.2 million was outstanding at December 31, 2002, including $0.7 million reported in long-term debt. The weighted average interest rate on total debt outstanding at

                                  AMETEK, INC.

December 31, 2002 and 2001 was 5.4% and 5.2%, respectively. The Company also had outstanding letters of credit totaling $21.4 million at December 31, 2002.

 Accounts Receivable Financing

     The Company's accounts receivable financing agreement with a bank provides for borrowings up to $75 million against its trade accounts receivable. At December 31, 2002 and 2001, $65.0 million and $47.0 million, respectively, was used under this secured credit facility. The weighted average interest rate on the amounts outstanding at December 31, 2002 and 2001 was 2.5% and 4.8%, respectively.

6.  STOCKHOLDERS' EQUITY

     In 2002, the Company repurchased 236,900 shares of its common stock under its current share repurchase authorization at a total cost of $7.3 million. This compares with repurchases of 440,000 shares at a total cost of $11.6 million in 2001. At December 31, 2002, approximately $8.3 million of the current $50 million authorization was unexpended. At December 31, 2002, the Company held approximately 0.8 million shares in its treasury at a cost of $24.2 million compared with approximately 0.6 million shares at a cost of $17.9 million at the end of 2001. The number of shares outstanding at December 31, 2002 was 33.1 million shares, compared with 32.8 million shares at December 31, 2001.

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

7.  STOCK OPTION AND AWARD PLANS

     In 2002, the Company adopted the 2002 Stock Incentive Plan ("the 2002 Plan"). The 2002 Plan provides for the grant of up to 2.0 million shares of common stock to eligible employees and nonemployee directors of the Company in the form of options, phantom stock awards, restricted stock awards and stock rights. The Company's 1999 Stock Incentive Plan permits the grant of up to 2.0 million shares of common stock. The Company's 1997 Stock Incentive Plan permits the grant of up to 3.8 million shares of common stock. Stock options may be granted as non-qualified stock options or as incentive stock options.

     Restricted awards of the Company's common stock are made to eligible employees and non-employee directors at such cost to the grantee as the stock option committee of the Board of Directors may determine. Such shares are issued subject to certain conditions with respect to transfer and other restrictions as prescribed by the plan. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market price of the shares awarded over the price paid by the grantee at the date of grant, is charged to stockholders' equity and is amortized to expense over the periods until the restrictions lapse. The unamortized balance of unearned compensation related to restricted stock awards included in stockholders' equity at December 31, 2002 totaled $2.4 million. No restricted stock awards were granted in 2002 and 2001. In December 2000, the Company awarded 150,000 shares of restricted stock to its Chairman and Chief Executive Officer. The expense related to restricted stock is not significant. Under the terms of the existing Stock Incentive Plans, at December 31, 2002, 388,553 additional restricted stock awards may be granted.

     In 2002, the Company reserved 9,419 shares of common stock, and there were reductions for retirements and terminations which totaled 32,824 shares, under a Supplemental Executive Retirement Plan (SERP), bringing the total number of shares reserved to 80,400 shares of common stock as of December 31, 2002.

                                  AMETEK, INC.

Charges to expense under the SERP, not significant in amount, are considered pension expense (see Note 10), with the offsetting credit reflected in stockholders' equity.

     At December 31, 2002, 4,969,066 (3,439,372 in 2001) shares of common stock were reserved for issuance, (including stock options outstanding), under the 2002, 1999 and 1997 plans. The options are exercisable at prices not less than market prices on dates of grant, and in installments over four-to-ten-year-periods from dates of grant. The Company had no stock appreciation rights outstanding at December 31, 2002 or 2001. Stock appreciation rights, if and when issued, are exercisable for cash and/or shares of the Company's common stock when the related option is exercised. A charge to income would be made for these rights and the related options.

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                 2002                        2001                        2000
                       -------------------------   -------------------------   -------------------------
                        SHARES      PRICE RANGE     SHARES      PRICE RANGE     SHARES      PRICE RANGE
                       ---------   -------------   ---------   -------------   ---------   -------------
Outstanding at
  beginning of
  year...............  2,553,608   $14.15-$30.64   2,956,595   $11.60-$30.34   2,907,991   $10.92-$30.34
Granted..............    537,100   $37.64-$38.68     505,650   $26.29-$30.64     566,150   $19.94-$24.44
Exercised............   (470,306)  $14.15-$30.34    (820,212)  $11.60-$30.34    (433,174)  $10.92-$20.00
Canceled.............    (55,928)  $20.00-$37.64     (88,425)  $19.94-$29.09     (84,372)  $14.15-$30.34
                       ---------   -------------   ---------   -------------   ---------   -------------
Outstanding at end of
  year...............  2,564,474   $14.15-$38.68   2,553,608   $14.15-$30.64   2,956,595   $11.60-$30.34
                       =========   =============   =========   =============   =========   =============
Exercisable at end of
  year...............  1,317,867   $14.15-$30.64   1,237,876   $14.15-$30.34   1,634,903   $11.60-$30.34
                       =========   =============   =========   =============   =========   =============

     The following table summarizes information pertaining to the Company's stock options outstanding at December 31, 2002:

                                                                    WEIGHTED
                                                        WEIGHTED     AVERAGE                   WEIGHTED
                                                        AVERAGE     REMAINING                  AVERAGE
                                            OPTIONS     EXERCISE   CONTRACTUAL     OPTIONS     EXERCISE
RANGE OF EXERCISE PRICES                  OUTSTANDING    PRICE        LIFE       EXERCISABLE    PRICE
------------------------                  -----------   --------   -----------   -----------   --------
$14.15-$23.21...........................   1,087,800     $18.15        3.6          790,475     $17.38
$23.22-$30.94...........................     941,474     $27.22        4.1          527,392     $28.17
$30.95-$38.68...........................     535,200     $37.65        6.4               --     $   --
                                           ---------     ------        ---        ---------     ------
                                           2,564,474     $25.55        4.4        1,317,867     $21.70
                                           =========     ======        ===        =========     ======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans and the disclosure only option under SFAS 123, "Accounting for Stock-Based Compensation." Had the Company applied the fair value recognition provisions of SFAS 123, pretax stock-based compensation expense would have increased $4.5 million, $3.2 million, and $2.9 million for 2002, 2001, and 2000, respectively. Diluted earnings per share would have been lower by

                                  AMETEK, INC.

$0.07, $0.05, and $0.05 for the respective years. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:

                                                                 2002          2001          2000
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported.....................................   $83,698       $66,111       $68,532
  Deduct total stock-based compensation expense, determined
     under the fair value method, net of tax................     3,321         2,277         2,080
                                                               -------       -------       -------
  Pro forma net income......................................   $80,377       $63,834       $66,452
                                                               =======       =======       =======
Net income per share:
  Basic:
     As reported............................................   $  2.54       $  2.01       $  2.13
     Pro forma..............................................      2.44          1.94          2.07
  Diluted:
     As reported............................................      2.49          1.98          2.11
     Pro forma..............................................      2.42          1.93          2.06

     The weighted average fair value of each option grant on the grant date was $13.07 for 2002, $8.88 for 2001, and $7.18 for 2000. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the last three years.

                                                              2002   2001   2000
                                                              ----   ----   ----
Expected life (years).......................................   5.0    5.0    5.0
Expected volatility.........................................  36.4%  35.3%  30.8%
Dividend yield..............................................  0.69%  0.85%   1.2%
Risk-free interest rate.....................................  3.25%  3.50%  6.61%

8.  LEASES

     Minimum aggregate rental commitments under non-cancelable leases in effect at December 31, 2002 (principally for production and administrative facilities and equipment) amounted to $21.4 million consisting of annual payments of $4.6 million in 2003, $4.0 million in 2004, $3.2 million in 2005, $2.9 million in 2006, $1.9 million in 2007 and $4.8 million in 2008 and thereafter. Rental expense was $8.5 million in 2002, $8.9 million in 2001 and $8.1 million in 2000.

                                  AMETEK, INC.

9.  INCOME TAXES

     The components of income before income taxes and the details of the provision for income taxes are as follows:

                                                                2002      2001       2000
                                                              --------   -------   --------
                                                                     (IN THOUSANDS)
Income before income taxes:
  Domestic..................................................  $113,351   $85,597   $ 97,302
  Foreign...................................................     9,547    (1,235)     8,836
                                                              --------   -------   --------
Total.......................................................  $122,898   $84,362   $106,138
                                                              ========   =======   ========
Provision for income taxes:
  Current:
     Federal................................................  $ 19,354   $14,721   $ 26,995
     Foreign................................................     4,942     2,519      2,390
     State..................................................     3,950    (1,469)     1,541
                                                              --------   -------   --------
Total current...............................................    28,246    15,771     30,926
                                                              --------   -------   --------
  Deferred:
     Federal(a).............................................    11,423     3,373      4,733
     Foreign................................................      (363)   (1,590)     1,230
     State..................................................      (106)      697        717
                                                              --------   -------   --------
Total deferred..............................................    10,954     2,480      6,680
                                                              --------   -------   --------
Total provision.............................................  $ 39,200   $18,251   $ 37,606
                                                              ========   =======   ========

---------------

(a) The amount in 2002 reflects a deferred tax benefit of $6.1 million related to the Company's 2002 pension plan contributions.

     Significant components of the Company's deferred tax (asset) liability as of December 31 are as follows:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Current deferred tax asset:
  Reserves not currently deductible.........................  $ (6,354)  $ (6,754)
  Other.....................................................    (3,651)    (3,342)
                                                              --------   --------
Net current deferred tax asset..............................   (10,005)   (10,096)
                                                              --------   --------
Noncurrent deferred tax (asset) liability:
  Differences in basis of property and accelerated
     depreciation...........................................    26,102     21,020
  Purchased tax benefits....................................     3,383      3,232
  Reserves not currently deductible.........................    (7,486)    (5,483)
  Other.....................................................    19,234     14,727
                                                              --------   --------
Noncurrent deferred tax liability...........................    41,233     33,496
                                                              --------   --------
Net deferred tax liability..................................  $ 31,228   $ 23,400
                                                              ========   ========

                                  AMETEK, INC.

     The effective rate of the provision for income taxes reconciles to the statutory rate as follows:

                                                              2002(a)   2001(a)(b)   2000(a)
                                                              -------   ----------   -------
Statutory rate..............................................   35.0%       35.0%      35.0%
State income taxes, net of federal income tax benefit.......    2.0        (0.9)       1.4
Tax benefits from qualified export sales....................   (3.9)       (5.0)      (3.3)
Differences between U.S. and foreign tax rates..............    1.0         2.1        1.0
Goodwill amortization.......................................     --         2.8        2.2
Settlement of prior years' tax audits.......................     --       (11.6)        --
Other.......................................................   (2.2)       (0.8)      (0.9)
                                                               ----       -----       ----
                                                               31.9%       21.6%      35.4%
                                                               ====       =====       ====

---------------

(a) Includes the reversal of certain prior years' excess federal and state income tax accruals.

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

     At December 31, 2002, the Company had federal and foreign available net operating loss carryforwards of approximately $0.9 million and $0.5 million, respectively, to offset future taxable income. The federal carryforwards will expire in 2019. The foreign carryforward is based on the latest available data, and will expire in 2004.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $48.0 million at December 31, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. deferred taxes has been made. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable.

10.  RETIREMENT AND PENSION PLANS

     The Company maintains noncontributory defined benefit pension plans. Benefits for eligible U.S. salaried and hourly employees are funded through trusts established in conjunction with the plans. The Company's funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits in accordance with the funding requirements of federal law and regulations. Assets of these plans are invested in a variety of equity and debt instruments and in pooled temporary funds, as well as in the Company's common stock. At December 31, 2002, the plans' investment in the Company's common stock represented approximately 8% of total plan asset value.

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

                                  AMETEK, INC.

     The Company also has a defined contribution retirement plan for its acquired businesses for the benefit of eligible employees. Company contributions are made for each participant up to a specified percentage, not to exceed 6% of the participant's base compensation.

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

     Effective December 31, 2001, the Company changed the measurement date for the determination of the fair value of its pension assets, as well as the discount rate used to compute the present value of plan liabilities to December 31 for its defined benefit plans. Previously, the measurement date was October
1. This change had no effect on pension income for 2001.

     The following table provides a reconciliation of the changes in benefit obligations and fair value of plan assets for the funded and unfunded defined benefit plans for 2002 and 2001:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in benefit obligation
Net benefit obligation at beginning of period...............  $285,570   $258,168
Service cost................................................     4,349      4,422
Interest cost...............................................    20,213     20,523
Plan amendments.............................................     1,212        704
Actuarial loss..............................................    10,457     23,499
Benefits paid...............................................   (19,206)   (21,746)
                                                              --------   --------
Net benefit obligation at end of period.....................  $302,595   $285,570
                                                              ========   ========
Change in plan assets
Fair value of plan assets at beginning of period............  $291,188   $313,972
Actual return on plan assets................................   (23,185)    (2,904)
Employer contributions......................................    30,250      1,866
Benefits paid...............................................   (19,206)   (21,746)
                                                              --------   --------
Fair value of plan assets at end of period..................  $279,047   $291,188
                                                              ========   ========

     The following table provides aggregate information for defined benefit pension plans with accumulated benefits in excess of plan assets:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Projected benefit obligation................................  $84,889   $76,160
Accumulated benefit obligation..............................   84,074    73,781
Fair value of plan assets...................................   66,513    65,869

                                  AMETEK, INC.

     The following table provides the amounts recognized in the consolidated balance sheets at December 31, 2002 and 2001:

                                                                2002      2001
                                                              --------   -------
                                                                (IN THOUSANDS)
Funded status asset (liability)
Funded status at December 31................................  $(23,548)  $ 5,618
Unrecognized net actuarial loss.............................    74,912    15,253
Unrecognized prior service cost.............................     4,027     3,447
Unrecognized net transition obligation (asset)..............        32      (309)
                                                              --------   -------
  Net amount recognized at December 31......................  $ 55,423   $24,009
                                                              ========   =======
Balance sheet asset (liability)
Prepaid benefit cost........................................  $ 59,509   $29,040
Accrued benefit liability...................................    (4,086)   (5,144)
Additional minimum liability................................   (21,010)   (9,460)
Intangible asset............................................     2,117     2,270
Accumulated other comprehensive income (before deferred tax
  benefit)..................................................    18,893     7,303
                                                              --------   -------
  Net amount recognized at December 31......................  $ 55,423   $24,009
                                                              ========   =======

     The following table provides the components of net periodic pension (income) expense for the three years ended December 31:

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Defined benefit plans:
  Service cost for benefits earned during the period........  $  4,349   $  4,422   $  4,918
  Interest cost on projected benefit obligation.............    20,213     20,331     19,410
  Expected return on plan assets............................   (26,365)   (28,257)   (26,192)
  Net amortization..........................................       612     (1,172)       (45)
                                                              --------   --------   --------
Net pension (income) expense................................    (1,191)    (4,676)    (1,909)
Other plans:
  Defined contribution plans................................     6,674      5,390      5,227
  Supplemental retirement plans.............................       416        416        492
  Foreign plans and other...................................     1,454      2,009      1,709
                                                              --------   --------   --------
Total other plans...........................................     8,544      7,815      7,428
                                                              --------   --------   --------
Total net pension expense...................................  $  7,353   $  3,139   $  5,519
                                                              ========   ========   ========

     Assumptions used in accounting for the defined benefit plans as of December 31 of each year were (based on a measurement date of December 31st for 2002 and 2001 and October 1st for 2000):

                                                              2002   2001   2000
                                                              ----   ----   ----
Discount rate used in determining present values............  6.75%  7.25%  8.00%
Annual rate of increase in future compensation levels.......  3.50%  4.00%  4.75%
Expected long-term rate of return on plan assets............  8.90%  9.25%  9.25%

                                  AMETEK, INC.

     The Company has a deferred compensation plan which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest bearing fund, benefits from which are payable out of the general assets of the Company, or (b) a fund which invests in shares of the Company's common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $2.8 million and $2.1 million at December 31, 2002 and 2001, respectively. Initial employee deferrals began January 1, 2000. Administrative expense for the plan is borne by the Company and is not significant.

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

     Interest rate swap and cap agreements are used to reduce the potential impact of increases in interest rates on the Company's borrowings. Accordingly, the Company may enter into these agreements to effectively convert floating-rate loans to fixed-rate loans and to cap certain interest rates that are indexed to LIBOR rates to reduce the risk from rising interest rates. In 2002 and 2001, the Company did not enter into any such agreements and none are outstanding at December 31, 2002.

     Cross-currency and interest rate agreements may be used to hedge a portion of the Company's net investment in certain foreign subsidiaries. At December 31, 2002 and 2001, no such agreements were outstanding. During 2001, the Company settled its outstanding interest rate swap agreement, which totaled $3.8 million. The gain on settlement of this agreement was $0.4 million.

     Forward currency contracts may be entered into from time to time to hedge certain firm export sales commitments denominated in foreign currencies. The purpose of such hedging activities is to protect the Company from the risk that the eventual net cash dollar inflows and outflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates. At December 31, 2002 and 2001, the Company was not party to any forward currency contracts. The terms of the currency contracts are dependent on a firm commitment and generally do not exceed one year. Deferred gains and losses on such contracts, which are not significant, are recognized in operations as the related sales and purchases occurred.

     The estimated fair values of the Company's other financial instruments are compared below to the recorded amounts at December 31, 2002 and 2001. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 2002 and 2001 in the accompanying balance sheet.

                                                                ASSET (LIABILITY)
                                                 -----------------------------------------------
                                                   DECEMBER 31, 2002        DECEMBER 31, 2001
                                                 ----------------------   ----------------------
                                                 RECORDED                 RECORDED
                                                  AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
                                                 ---------   ----------   ---------   ----------
                                                                 (IN THOUSANDS)
Fixed-income and equity investments............  $  13,657   $  13,657    $  15,214   $  15,214
Short-term borrowings..........................  $(108,557)  $(108,557)   $(166,145)  $(166,145)
Long-term debt (including current portion).....  $(281,501)  $(289,812)   $(304,688)  $(298,320)

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

12.  ADDITIONAL INCOME STATEMENT AND CASH FLOW INFORMATION

     Included in other income are interest and other investment income of $0.9 million, $2.0 million, and $1.5 million for 2002, 2001, and 2000, respectively. Income taxes paid in 2002, 2001, and 2000 were $26.9 million, $27.6 million, and $33.6 million, respectively. Cash paid for interest was $24.0 million, $27.5 million, and $30.2 million in 2002, 2001, and 2000, respectively.

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

     The Electromechanical Group produces air-moving electric motors and motor-blower systems for manufacturers of floor care appliances and outdoor power equipment, fractional horsepower and brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. The Group also produces high-purity metal powders and alloys in powder, strip, and wire form for electronic components, aircraft and automotive products. Sales of electric motors, blowers, and fans represented 41.7% in 2002, 44.1% in 2001, and 42.2% in 2000 of the Company's consolidated net sales.

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

                                  AMETEK, INC.

REPORTABLE SEGMENT FINANCIAL INFORMATION

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Net sales:
  Electronic Instruments.................................  $  539,448   $  499,528   $  509,504
  Electromechanical......................................     501,094      519,761      515,156
                                                           ----------   ----------   ----------
          Total Consolidated.............................  $1,040,542   $1,019,289   $1,024,660
                                                           ==========   ==========   ==========
Operating income and income before income taxes:
  Operating income:
     Electronic Instruments..............................  $   87,485   $   57,035   $   78,771
     Electromechanical...................................      80,225       70,638       77,560
                                                           ----------   ----------   ----------
          Total segment operating income.................     167,710      127,673      156,331
     Corporate administrative and other expenses.........     (19,023)     (18,123)     (20,441)
                                                           ----------   ----------   ----------
  Consolidated operating income..........................     148,687      109,550      135,890
  Interest and other expenses, net.......................     (25,789)     (25,188)     (29,752)
                                                           ----------   ----------   ----------
  Consolidated income before income taxes................  $  122,898   $   84,362   $  106,138
                                                           ==========   ==========   ==========
Assets:
  Electronic Instruments.................................  $  507,358   $  525,410
  Electromechanical......................................     427,630      437,802
                                                           ----------   ----------
          Total segments.................................     934,988      963,212
  Corporate..............................................      95,018       76,280
                                                           ----------   ----------
          Total Consolidated.............................  $1,030,006   $1,039,492
                                                           ==========   ==========
Additions to property, plant and equipment:(1)
  Electronic Instruments.................................  $   11,364   $   17,287   $   10,883
  Electromechanical......................................       7,239       16,229       19,292
                                                           ----------   ----------   ----------
          Total segments.................................      18,603       33,516       30,175
  Corporate..............................................         873        1,888        3,557
                                                           ----------   ----------   ----------
          Total Consolidated.............................  $   19,476   $   35,404   $   33,732
                                                           ==========   ==========   ==========
Depreciation and amortization:(2)
  Electronic Instruments.................................  $   13,403   $   19,824   $   18,939
  Electromechanical......................................      19,238       26,435       24,028
                                                           ----------   ----------   ----------
          Total segments.................................      32,641       46,259       42,967
  Corporate..............................................         309          191          290
                                                           ----------   ----------   ----------
          Total Consolidated.............................  $   32,950   $   46,450   $   43,257
                                                           ==========   ==========   ==========

---------------

(1) Includes $2.1 million in 2002, $6.0 million in 2001, and $4.2 million in 2000 from acquired businesses.

(2) 2001 and 2000 includes goodwill amortization of $11.9 million and $10.4 million, respectively. Goodwill amortization is not included in 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

                                  AMETEK, INC.

GEOGRAPHIC AREAS

     Information about the Company's operations in different geographic areas for the years ended December 31, 2002, 2001, and 2000 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Net sales:
  United States..........................................  $  687,166   $  698,044   $  699,713
                                                           ----------   ----------   ----------
  International(a):
     European Union countries............................     122,305      118,964      118,934
     Asia................................................      99,710       74,197       68,409
     Other foreign countries.............................     131,361      128,084      137,604
                                                           ----------   ----------   ----------
          Total international............................     353,376      321,245      324,947
                                                           ----------   ----------   ----------
          Total Consolidated.............................  $1,040,542   $1,019,289   $1,024,660
                                                           ==========   ==========   ==========
Long-lived assets:
  United States..........................................  $  521,464   $  532,740
                                                           ----------   ----------
  International(b):
     European Union countries............................      54,775       46,975
     Asia................................................       4,682        4,914
     Other foreign countries.............................      27,106       28,097
                                                           ----------   ----------
          Total international............................      86,563       79,986
                                                           ----------   ----------
          Total Consolidated.............................  $  608,027   $  612,726
                                                           ==========   ==========

---------------

(a) Includes U.S. export sales of $192.0 million in 2002, $170.0 million in 2001, and $179.1 million in 2000.

(b) Represents long-lived assets of foreign-based operations only.

                                  AMETEK, INC.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FIRST      SECOND     THIRD      FOURTH      TOTAL
                                         QUARTER    QUARTER    QUARTER    QUARTER       YEAR
                                         --------   --------   --------   --------   ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
NET SALES..............................  $263,558   $267,426   $256,995   $252,563   $1,040,542
OPERATING INCOME.......................  $ 36,434   $ 37,704   $ 38,060   $ 36,489   $  148,687
NET INCOME.............................  $ 19,665   $ 21,325   $ 21,381   $ 21,327   $   83,698
BASIC EARNINGS PER SHARE(A)............  $   0.60   $   0.65   $   0.65   $   0.65   $     2.54
DILUTED EARNINGS PER SHARE(A)..........  $   0.59   $   0.63   $   0.64   $   0.63   $     2.49
DIVIDENDS PAID PER SHARE...............  $   0.06   $   0.06   $   0.06   $   0.06   $     0.24
COMMON STOCK TRADING RANGE:(B)
HIGH...................................  $  40.20   $  40.71   $  37.40   $  38.90   $    40.71
LOW....................................  $  28.50   $  35.14   $  27.80   $  26.15   $    26.15

2001
Net sales..............................  $264,071   $261,422   $256,533   $237,263   $1,019,289
Operating income(c)(d).................  $ 35,703   $ 35,574   $ 32,966   $  5,307   $  109,550
Net income(c)(d).......................  $ 18,272   $ 18,653   $ 17,727   $ 11,459   $   66,111
Basic earnings per share(a)(c)(d)......  $   0.56   $   0.57   $   0.54   $   0.35   $     2.01
Diluted earnings per share(a)(c)(d)....  $   0.55   $   0.56   $   0.53   $   0.34   $     1.98
Dividends paid per share...............  $   0.06   $   0.06   $   0.06   $   0.06   $     0.24
Common stock trading range:(b)
High...................................  $  28.74   $  31.12   $  34.00   $  32.35   $    34.00
Low....................................  $  23.65   $  25.35   $  21.37   $  25.55   $    21.37

---------------

(a) The sum of quarterly earnings per share may not equal total year earnings per share due to the effect of the Company's purchasing shares of its outstanding common stock.

(b) Trading ranges are based on the New York Stock Exchange composite tape.

(c) Goodwill amortization was $2.7 million ($2.3 million after tax), $2.9 million ($2.5 million after tax), $3.1 million ($2.6 million after tax) and $3.1 million ($2.7 million after tax) for the first, second, third and fourth quarters of 2001, respectively. Such goodwill amortization is excluded from the Company's 2002 results effective January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets".

(d) In the fourth quarter of 2001, the Company recorded unusual expenses totaling $23.3 million (pretax) of which $12.4 million was related to the cost of employee reductions, facility closures, and the continued migration of production to low-cost locales, and $10.9 million was related to asset writedowns. The asset writedowns resulted primarily from certain customer difficulties associated with the adverse economic environment. The fourth quarter also included a tax benefit and related interest income of $10.5 million after tax ($0.32 per diluted share) resulting from the closure of a number of open tax years by U.S. federal and state tax authorities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors and Executive Officers of the Company, and information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of the fiscal year ended December 31, 2002, under the captions "Election of Directors," "Executive Officers," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEMS 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation appearing under "Compensation of Directors," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report on Executive Compensation," and "Employment Contracts and Termination, Severance and Change of Control Arrangements" in the 2003 Proxy Statement is incorporated herein by reference.

ITEMS 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 Equity Compensation Plan Information

     The following table sets forth information as of December 31, 2002 regarding all of the Company's existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors:

                                                                                       NUMBER OF SECURITIES
                                           NUMBER OF SECURITIES                         REMAINING AVAILABLE
                                               TO BE ISSUED       WEIGHTED-AVERAGE      FOR FUTURE ISSUANCE
                                             UPON EXERCISE OF     EXERCISE PRICE OF        UNDER EQUITY
                                               OUTSTANDING           OUTSTANDING        COMPENSATION PLANS
                                            OPTIONS, WARRANTS     OPTIONS, WARRANTS    (EXCLUDING SECURITIES
                                                AND RIGHTS           AND RIGHTS       REFLECTED IN COLUMN(A))
PLAN CATEGORY                                      (a)                   (b)                    (c)
-------------                              --------------------   -----------------   -----------------------
Equity compensation plans approved by
  security holders.......................       1,433,580              $21.93                2,376,039
Equity compensation plans not approved by
  security holders.......................       1,130,894              $28.40                   28,553
                                                ---------              ------                ---------
     Total...............................       2,564,474              $25.55                2,404,592
                                                ---------              ------                ---------

     Information regarding security ownership of certain beneficial owners and management appearing under "Stock Ownership," "Other Beneficial Ownership," and "Stock Options and Stock Appreciation Rights" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing under "Certain Relationships and Transactions" in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     During the 90 days period prior to the date of filing this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the

Company's disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934 (as amended) (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer, and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's filings under the Exchange Act.

     There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits filed.

          1. and 2.

             Financial statements and schedules are shown in the index on page 30 of this report.

          3. Exhibits

             Exhibits are shown in the index on pages 61-67 of this report.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2002.

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

Dated: March 12, 2003

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ FRANK S. HERMANCE                   Chairman of the Board, Chief    March 12, 2003
-----------------------------------------------------  Executive Officer and Director
                  Frank S. Hermance                     (Principal Executive Officer)

                /s/ JOHN J. MOLINELLI                    Executive Vice President -     March 12, 2003
-----------------------------------------------------      Chief Financial Officer
                  John J. Molinelli                     (Principal Financial Officer)

              /s/ ROBERT R. MANDOS, JR.                 Vice President & Comptroller    March 12, 2003
-----------------------------------------------------  (Principal Accounting Officer)
                Robert R. Mandos, Jr.

                  /s/ LEWIS G. COLE                               Director              March 12, 2003
-----------------------------------------------------
                    Lewis G. Cole

             /s/ HELMUT N. FRIEDLAENDER                           Director              March 12, 2003
-----------------------------------------------------
               Helmut N. Friedlaender

                /s/ SHELDON S. GORDON                             Director              March 12, 2003
-----------------------------------------------------
                  Sheldon S. Gordon

                /s/ CHARLES D. KLEIN                              Director              March 12, 2003
-----------------------------------------------------
                  Charles D. Klein

                 /s/ JAMES R. MALONE                              Director              March 12, 2003
-----------------------------------------------------
                   James R. Malone

               /s/ DAVID P. STEINMANN                             Director              March 12, 2003
-----------------------------------------------------
                 David P. Steinmann

               /s/ ELIZABETH R. VARET                             Director              March 12, 2003
-----------------------------------------------------
                 Elizabeth R. Varet

                                 CERTIFICATIONS

I, Frank S. Hermance, certify that:

     1. I have reviewed this annual report on Form 10-K of AMETEK, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/      FRANK S. HERMANCE
                                          --------------------------------------
                                                    Frank S. Hermance
                                           Chairman and Chief Executive Officer

Date: March 12, 2003

                                 CERTIFICATIONS

I, John J. Molinelli, certify that:

     1. I have reviewed this annual report on Form 10-K of AMETEK, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/      JOHN J. MOLINELLI
                                          --------------------------------------
                                                    John J. Molinelli
                                               Executive Vice President and
                                                 Chief Financial Officer

Date: March 12, 2003

                               INDEX TO EXHIBITS

                                  ITEM 15(A)3)

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
2.1       Amended and Restated Agreement and Plan     Exhibit 2 to Form 8-K dated August 7,
          of Merger and Reorganization, dated as of   1997, SEC File No. 1-12981.
          February 5, 1997, by and among Culligan
          Water Technologies, Inc. ("Culligan"),
          Culligan Water Company, Inc. ("Culligan
          Merger Sub"), AMETEK, Inc. ("AMETEK") and
          AMETEK Aerospace Products, Inc. ("AMETEK
          Aerospace"), incorporated by reference to
          Appendix A to the Joint Proxy
          Statement/Prospectus included in
          Culligan's Registration Statement on Form
          S-4 (Commission File No. 333-26953).
2.2       Amended and Restated Contribution and       Appendix B to Preliminary Proxy
          Distribution Agreement, dated as of         Statement dated May 12, 1997, SEC
          February 5, 1997, by and between AMETEK     File No. 1-168.
          and AMETEK Aerospace.
2.3       Form of Tax Allocation Agreement among      Appendix D to Preliminary Proxy
          AMETEK, AMETEK Aerospace and Culligan.      Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
2.4       Form of Transition Services Agreement by    Appendix B to Preliminary Proxy
          and between Culligan Merger Sub and         Statement dated May 12, 1997, SEC
          AMETEK Aerospace.                           File No. 1-168.
2.5       Form of Indemnification Agreement among     Appendix B to Preliminary Proxy
          AMETEK, Culligan and AMETEK Aerospace.      Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
2.6       Form of Trademark Agreement between         Appendix B to Preliminary Proxy
          AMETEK and AMETEK Aerospace.                Statement dated May 12, 1997, SEC
                                                      File No. 1-168.
3.1       Amended and Restated Certificate of         Exhibit 3.1 to Form 8-K dated August
          Incorporation of the Company.               7, 1997, SEC File No. 1-12981.
3.2       By-laws of the Company as amended to and    Exhibit 3.2 to 1998 Form 10K, SEC
          including November 18, 1998.                File No. 1-12981.
4.1       Rights Agreement, dated as of June 2,       Exhibit 4.1 to Form 8-K dated August
          1997, between the Company and American      7, 1997, SEC File No. 1-12981.
          Stock Transfer & Trust Company.
4.2       Amendment No. 1 to Rights Agreement dated   Exhibit 4 to Form 10-Q dated March
          as of May 11, 1999, between AMETEK, Inc.    31, 1999, SEC File No. 1-12981.
          and American Stock Transfer & Trust
          Company.
4.3       Indenture, dated as of July 17, 1998,       Exhibit 4.1 to Form 10-Q dated June
          between AMETEK, Inc., as Issuer, and        30, 1998, SEC File No. 1-12981.
          Chase Manhattan Trust Company, National
          Association, as Trustee relating to the
          Notes, dated July 17, 1998.

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
4.4       Purchase Agreement between AMETEK, Inc.     Exhibit 4.3 to Form S-4 dated August
          and Salomon Brothers Inc., BancAmerica      11, 1998, SEC File No. 1-12981.
          Robertson Stephens and BT Alex. Brown
          Incorporated, as initial purchasers,
          dated July 14, 1998.
10.1      AMETEK, Inc. Retirement Plan for            Exhibit 10.8 to 1997 Form 10-K, SEC
          Directors, as amended and restated to       File No. 1-12981.
          October 13, 1997.*
10.2      AMETEK, Inc. Death Benefit Program for      Exhibit(10)(y) to 1987 Form 10-K, SEC
          Directors, pursuant to which the Company    File No. 1-168.
          has entered into agreements, restated
          January 1, 1987, with certain directors
          and one former director of the Company
          (the "Directors Program").*
10.3      Amendment No. 1 to the Directors            Exhibit(10)(z) to 1987 Form 10-K, SEC
          Program.*                                   File No. 1-168.
10.4      The AMETEK Savings and Investment Plan,     Exhibit 10.39 to 1996 Form 10-K, SEC
          as restated and amended to January 1,       File No. 1-168.
          1997 (the "Savings Plan").*
10.5      Amendment No. 1 to the Savings Plan.*       Exhibit 10.12 to 1997 Form 10-K, SEC
                                                      File No. 1-12981.
10.6      Amendment No. 2 to the Savings Plan.*       Exhibit 10.13 to 1997 Form 10-K, SEC
                                                      File No. 1-12981.
10.7      Amendment No. 3 to the Savings Plan.*       Exhibit 10.14 to 1997 Form 10-K, SEC
                                                      File No. 1-12981.
10.8      Amendment No. 4 to the Savings Plan.*       Exhibit 10.8 to 1998 Form 10-K, SEC
                                                      File No. 1-12981.
10.9      Amendment No. 5 to the Savings Plan.*       Exhibit 10.9 to 1998 Form 10-K, SEC
                                                      File No. 1-12981.
10.10     Amendment No. 6 to the Savings Plan.*       Exhibit 10.10 to 1998 Form 10-K, SEC
                                                      File No. 1-12981.
10.11     Amendment No. 7 to the Savings Plan.*       Exhibit 10.11 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.12     Amendment No. 8 to the Savings Plan.*       Exhibit 10.12 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.13     Amendment No. 9 to the Savings Plan.*       Exhibit 10.13 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.14     Amendment No. 10 to the Savings Plan.*      Exhibit 10.14 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.15     Amendment No. 11 to the Savings Plan.*      Exhibit 10.3 to Form 10-Q dated June
                                                      30, 2000, SEC File No. 1-12981.
10.16     Amendment No. 12 to the Savings Plan.*      Exhibit 10.4 to Form 10-Q dated June
                                                      30, 2000, SEC File No. 1-12981.

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
10.17     Amendment No. 13 to the Savings Plan.*      Exhibit 10.17 to 2000 Form 10-K, SEC
                                                      File No. 1-12981.
10.18     Amendment No. 14 to the Savings Plan.*      Exhibit 10.2 to Form 10-Q dated
                                                      September 30, 2001, SEC File No.
                                                      1-12981.
10.19     Amendment No. 15 to the Savings Plan.*      Exhibit 10.19 to 2001 Form 10-K, SEC
                                                      File No. 1-12981.
10.20     Reorganization and Distribution Agreement   Exhibit (2) to Form 8-K dated
          by and between the Company and Ketema,      November 30, 1988, SEC File No.
          Inc. (the "Reorganization and               1-168.
          Distribution Agreement").
10.21     Agreements between the Company and          Exhibit 10.56 to 1991 Form 10-K, SEC
          Ketema, Inc. amending certain provisions    File No. 1-168.
          of the Reorganization and Distribution
          Agreement.
10.22     Benefits Agreement by and between the       Exhibit(10)(ss) to 1988 Form 10-K,
          Company and Ketema, Inc.                    SEC File No. 1-168.
10.23     Tax Agreement by and between the Company    Exhibit(10)(tt) to 1988 Form 10-K,
          and Ketema, Inc.                            SEC File No. 1-168.
10.24     Support Services Agreement by and between   Exhibit(10)(uu) to 1988 Form 10-K,
          the Company and Ketema, Inc.                SEC File No. 1-168.
10.25     Form of Severance Benefit Agreement         Exhibit(10)(ww) to 1989 Form 10-K,
          between the Company and certain             SEC File No. 1-168.
          executives of the Company.*
10.26     Form of Supplemental Retirement Benefit     Exhibit 10.61 to 1991 Form 10-K, SEC
          Agreement between the Company and certain   File No. 1-168.
          executives of the Company, dated as of
          May 21, 1991.*
10.27     Supplemental Senior Executive Death         Exhibit 10.41 to 1992 Form 10-K, SEC
          Benefit Plan, effective as of January 1,    File No. 1-168.
          1992 (the "Senior Executive Plan").*
10.28     Amendment No. 1 to the Senior Executive     Exhibit 10.42 to 1992 Form 10-K, SEC
          Plan.*                                      File No. 1-168.
10.29     Senior Executive Split Dollar Death         Exhibit 10.43 to 1992 Form 10-K, SEC
          Benefit Plan, dated as of December 15,      File No. 1-168.
          1992.*
10.30     Credit Agreement dated August 2, 1995,      Exhibit 4 to Form 10-Q dated
          amended and restated as of September 12,    September 30, 1996, SEC File No.
          1996, among the Company, Various Lending    1-168.
          Institutions, Bank of Montreal,
          CoreStates Bank, N.A., and PNC Bank,
          National Association, as Co-Agents, and
          The Chase Manhattan Bank, N.A., as
          Administrative Agent (the "Credit
          Agreement").
10.31     First Amendment and Consent to the Credit   Exhibit 10.1 to Form 8-K dated August
          Agreement dated as of May 9, 1997.          7, 1997, SEC File No. 1-12981.
10.32     Assumption Agreement, dated as of July      Exhibit 10.2 to Form 8-K dated August
          31, 1997, among the Company, AMETEK and     7, 1997, SEC File No. 1-12981.
          The Chase Manhattan Bank.

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
10.33     Second Amendment to the Credit Agreement    Exhibit 10.30 to 1997 Form 10-K, SEC
          dated as of December 4, 1997.               File No. 1-12981.
10.34     Third Amendment to Credit Agreement,        Exhibit 10 to Form 10-Q dated June
          dated as of June 15, 1998.                  30, 1998, SEC File No. 1-12981.
10.35     Fourth Amendment and Consent to the         Exhibit 10 to Form 10-Q dated March
          Credit Agreement dated as of March 19,      31, 1999, SEC File No. 1-12981.
          1999.
10.36     Fifth Amendment and Consent to the Credit   Exhibit 10.2 to Form 10-Q dated June
          Agreement dated as of July 14, 1999.        30, 1999, SEC File No. 1-12981.
10.37     Sixth Amendment and Consent to the Credit   Exhibit 10.35 to 2000 Form 10-K, SEC
          Agreement dated as of September 22, 2000.   File No. 1-12981.
10.38     The 1997 Stock Incentive Plan of AMETEK,    Exhibit 10.31 to 1997 Form 10-K, SEC
          Inc. (the "1997 Plan").*                    File No. 1-12981.
10.39     Amendment No. 1 to the 1997 Plan.*          Exhibit 10.35 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.40     Amendment No. 2 to the 1997 Plan.*          Exhibit 10.36 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.41     Amendment No. 3 to the 1997 Plan.*          Exhibit 10.2 to Form 10-Q dated March
                                                      31, 2000, SEC File No. 1-12981.
10.42     Amendment No. 4 to the 1997 Plan.*          Exhibit 10.1 to Form 10-Q dated
                                                      September 30, 2002, SEC File No.
                                                      1-12981.
10.43     1999 Stock Incentive Plan of AMETEK, Inc.   Exhibit 4.1 to Form S-8 dated June
          (the "1999 Plan").*                         11, 1999, SEC File No. 333-80449.
10.44     Amendment No. 1 to the 1999 Plan.*          Exhibit 4.1 to Form S-8 dated June
                                                      11, 1999, SEC File No. 333-80449.
10.45     Amendment No. 2 to the 1999 Plan.*          Exhibit 10.3 to Form 10-Q dated March
                                                      31, 2000, SEC File No. 1-12981.
10.46     Amendment No. 3 to the 1999 Plan.*          Exhibit 10.1 to Form 10-Q dated June
                                                      30, 2002, SEC File No. 1-12981.
10.47     Amendment No. 4 to the 1999 Plan.*          Exhibit 10.2 to Form 10-Q dated
                                                      September 30, 2002, SEC File No.
                                                      1-12981.
10.48     2002 Stock Incentive Plan of AMETEK, Inc.   Exhibit 10.81 to Form S-8 dated
          (the "2002 Plan").*                         August 12, 2002, SEC File No.
                                                      333-97969.
10.49     Amendment No. 1 to the 2002 Plan.*          Exhibit 10.3 to Form 10-Q dated
                                                      September 30, 2002, SEC File No.
                                                      1-12981.

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
10.50     Supplemental Executive Retirement Plan.     Exhibit 10.3 to Form 8-K dated August
                                                      7, 1997, SEC File No. 1-12981.
10.51     Amendment No. 1 to the Supplemental         Exhibit 10.40 to 1999 Form 10-K, SEC
          Executive Retirement Plan.                  File No. 1-12981.
10.52     Amendment No. 2 to the Supplemental         Exhibit 10.1 to Form 10-Q dated March
          Executive Retirement Plan.                  31, 2000, SEC File No. 1-12981.
10.53     Amendment No. 3 to the Supplemental                                                    X
          Executive Retirement Plan.
10.54     Stock Purchase Agreement by and between     Exhibit 10 to Form 8-K dated January
          EG&G Holdings, Inc. and AMETEK, Inc.        22, SEC File No. 1-12981.
          dated 1998, as of December 26, 1997.
10.55     Employees' Retirement Plan of AMETEK,       Exhibit 10.31 to 1998 Form 10-K, SEC
          Inc., as restated to January 1, 1998 (the   File No. 1-12981.
          "Retirement Plan").*
10.56     Amendment No. 1 to the Retirement Plan.*    Exhibit 10.43 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.57     Amendment No. 2 to the Retirement Plan.*    Exhibit 10.44 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.58     Amendment No. 3 to the Retirement Plan.*    Exhibit 10.45 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.59     Amendment No. 4 to the Retirement Plan.*    Exhibit 10.46 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.60     Amendment No. 5 to the Retirement Plan.*    Exhibit 10.47 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.61     Amendment No. 6 to the Retirement Plan.*    Exhibit 10.48 to 1999 Form 10-K, SEC
                                                      File No. 1-12981.
10.62     Amendment No. 7 to the Retirement Plan.*    Exhibit 10.54 to 2000 Form 10-K, SEC
                                                      File No. 1-12981.
10.63     AMETEK 401(K) Plan for Acquired             Exhibit 10.1 to Form 10-Q dated June
          Businesses, dated May 1, 1999.*             30, 1999, SEC File No. 1-12981.
10.64     Amendment No. 1 to the AMETEK 401(k) Plan   Exhibit 10.50 to 1999 Form 10-K, SEC
          for Acquired Businesses.                    File No. 1-12981.
10.65     Amendment No. 2 to the AMETEK 401(k) Plan   Exhibit 10.51 to 1999 Form 10-K, SEC
          for Acquired Businesses.                    File No. 1-12981.
10.66     Amendment No. 3 to the AMETEK 401(k) Plan   Exhibit 10.1 to Form 10-Q dated June
          for Acquired Businesses.                    30, 2000, SEC File No. 1-12981.

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
10.67     Amendment No. 4 to the AMETEK 401(k) Plan   Exhibit 10.2 to Form 10-Q dated June
          for Acquired Businesses.                    30, 2000, SEC File No. 1-12981.
10.68     Amendment No. 5 to the AMETEK 401(k) Plan   Exhibit 10.1 to Form 10-Q dated
          for Acquired Businesses.                    September 30, 2000, SEC File No.
                                                      1-12981.
10.69     Amendment No. 6 to the AMETEK 401(k) Plan   Exhibit 10.2 to Form 10-Q dated
          for Acquired Businesses.                    September 30, 2000, SEC File No.
                                                      1-12981.
10.70     Amendment No. 7 to the AMETEK 401(k) Plan   Exhibit 10.1 to Form 10-Q dated June
          for Acquired Businesses.                    30, 2001, SEC File No. 1-12981.
10.71     Receivables Purchase Agreement dated as     Exhibit 10.1 to Form 10-Q dated
          of October 1, 1999 among AMETEK, Inc.,      September 30, 1999, SEC File No.
          Rotron Incorporated and AMETEK              1-12981.
          Receivables Corp.
10.72     First Amendment to the Receivables          Exhibit 10.1 to Form 10-Q dated March
          Purchase Agreement dated as of March 31,    31, 2001, SEC File No. 1-12981.
          2001.
10.73     Second Amendment to the Receivables         Exhibit 10.2 to Form 10-Q dated June
          Purchase Agreement dated as of June 3,      30, 2002, SEC File No. 1-12981.
          2002.
10.74     Third Amendment to the Receivables          Exhibit 10.3 to Form 10-Q dated June
          Purchase Agreement dated as of June 28,     30, 2002, SEC File No. 1-12981.
          2002.
10.75     Receivables Sale Agreement dated as of      Exhibit 10.2 to Form 10-Q dated
          October 1, 1999 among AMETEK Receivables    September 30, 1999, SEC File No.
          Corp., AMETEK, Inc., ABN AMRO Bank N.V.,    1-12981.
          and Amsterdam Funding Corporation.
10.76     First Amendment to the Receivables Sale     Exhibit 10.3 to Form 10-Q dated
          Agreement dated as of September 29, 2000.   September 30, 2000, SEC File No.
                                                      1-12981.
10.77     Second Amendment to the Receivables Sale    Exhibit 10.65 to 2000 Form 10-K, SEC
          Agreement dated as of October 31, 2000.     File No. 1-12981.
10.78     Third Amendment to the Receivables Sale     Exhibit 10.66 to 2000 Form 10-K, SEC
          Agreement dated as of November 28, 2000.    File No. 1-12981.
10.79     Fourth Amendment to the Receivables Sales   Exhibit 10.2 to Form 10-Q dated March
          Agreement dated as of March 31, 2001.       31, 2001, SEC File No. 1-12981.
10.80     Fifth Amendment to the Receivables Sale     Exhibit 10.72 to 2001 Form 10-K, SEC
          Agreement dated as of September 28, 2001.   File No. 1-12981.
10.81     Sixth Amendment to the Receivables Sales    Exhibit 10.73 to 2001 Form 10-K, SEC
          Agreement dated as of November 30, 2001.    File No. 1-12981.
10.82     Seventh Amendment to the Receivables        Exhibit 10.4 to Form 10-Q dated June
          Sales Agreement dated as of June 3, 2002.   30, 2002, SEC File No. 1-12981.

                                                                                              FILED WITH
EXHIBIT                                                                                       ELECTRONIC
NUMBER                   DESCRIPTION                   INCORPORATED HEREIN BY REFERENCE TO    SUBMISSION
-------                  -----------                   -----------------------------------    ----------
10.83     Eighth Amendment to the Receivables Sales   Exhibit 10.5 to Form 10-Q dated June
          Agreement dated as of June 28, 2002.        30, 2002, SEC File No. 1-12981.
10.84     Ninth Amendment to the Receivables Sales                                               X
          Agreement dated as of November 29, 2002.
10.85     Tenth Amendment to the Receivables Sales                                               X
          Agreement dated as of December 27, 2002.
10.86     AMETEK, Inc. Deferred Compensation Plan.    Exhibit 10.3 to Form 10-Q dated
                                                      September 30, 1999, SEC File No.
                                                      1-12981.
10.87     1997 Stock Incentive Plan Restricted        Exhibit 10.68 to 2000 Form 10-K, SEC
          Stock Agreement dated December 15, 2000.    File No. 1-12981.
10.88     1999 Stock Incentive Plan Restricted        Exhibit 10.69 to 2000 Form 10-K, SEC
          Stock Agreement dated December 15, 2000.    File No. 1-12981.
10.89     Termination and Change of Control           Exhibit 10.70 to 2000 Form 10-K, SEC
          Agreement between AMETEK, Inc. and a        File No. 1-12981.
          named executive dated December 15, 2000.
10.90     Employment agreement between AMETEK, Inc.   Exhibit 10.71 to 2000 Form 10-K, SEC
          and a former executive, dated January 1,    File No. 1-12981.
          2001.
10.91     Credit Agreement dated as of September      Exhibit 10.1 to Form 10-Q dated
          17, 2001, among the Company, Various        September 30, 2001, SEC File No.
          Lending Institutions, First Union           1-12981.
          National Bank and PNC Bank N.A., as
          Syndication Agents, Bankers Trust Company
          as Document Agent, and The Chase
          Manhattan Bank, as Administrative Agent.
10.92     First Supplemental Indenture to Credit      Exhibit 10.80 to 2001 Form 10-K, SEC
          Agreement dated as of September 17, 2001.   File No. 1-12981.
99.1      Certification Pursuant to 18 U.S.C.                                                    X
          Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of
          2002 By Chief Executive Officer.
99.2      Certification Pursuant to 18 U.S.C.                                                    X
          Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of
          2002 By Chief Financial Officer.
12        Statement regarding computation of ratio                                               X
          of earnings to fixed charges.
21        Subsidiaries of the Registrant.                                                        X
23        Consent of Independent Auditors.                                                       X

---------------

* Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.