Form 10-Q
period 2003-03-31
AMETEK INC/
filed 2003-05-09
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

         The number of shares of the issuer's common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 30, 2003 was 32,922,278 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                             PAGE NUMBER
                                                                                             -----------
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

                Consolidated Statement of Income for
                  the Three Months Ended March 31, 2003 and 2002.........................         3
                Consolidated Balance Sheet as of
                  March 31, 2003 and December 31, 2002...................................         4
                Condensed Consolidated Statement of Cash Flows for
                  the Three Months Ended March 31, 2003 and 2002.........................         5
                Notes to Consolidated Financial Statements ..............................         6

     Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................        12

     Item 4. Controls and Procedures.....................................................        16

PART II.   OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K............................................        17

SIGNATURES...............................................................................        18

CERTIFICATIONS ..........................................................................        19

                                  AMETEK, Inc.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                    (In thousands, except per share amounts)

                                                   Three months ended
                                                        March 31,
                                             -----------------------------
                                                 2003             2002
                                             ------------     ------------
Net sales                                    $    267,531     $    263,558
                                             ------------     ------------
Expenses:
   Cost of sales, excluding depreciation          195,064          191,786
   Selling, general and administrative             27,315           27,775
   Depreciation                                     8,475            7,563
                                             ------------     ------------
     Total expenses                               230,854          227,124
                                             ------------     ------------

Operating income                                   36,677           36,434
Other income (expenses):
   Interest expense                                (6,632)          (6,894)
   Other, net                                        (887)            (196)
                                             ------------     ------------
Income before income taxes                         29,158           29,344
Provision for income taxes                          9,440            9,679
                                             ------------     ------------
Net Income                                   $     19,718     $     19,665
                                             ============     ============

Basic earnings per share                     $       0.60     $       0.60
                                             ============     ============
Diluted earnings per share                   $       0.59     $       0.59
                                             ============     ============

Average common shares outstanding:
  Basic shares                                     32,982           32,799
                                             ============     ============
  Diluted shares                                   33,646           33,506
                                             ============     ============

Dividends paid per share                     $       0.06     $       0.06
                                             ============     ============

                             See accompanying notes.

                                  AMETEK, Inc.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                           March 31,       December 31,
                                                             2003              2002
                                                        -------------     --------------
                                                         (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                           $      21,270     $      13,483
    Marketable securities                                       7,325             8,320
    Receivables, less allowance for possible losses           197,573           175,230
    Inventories                                               142,285           129,451
    Deferred income taxes                                      10,171            10,005
    Other current assets                                       16,758            14,080
                                                        -------------     -------------
        Total current assets                                  395,382           350,569
                                                        -------------     -------------

Property, plant and equipment, at cost                        602,438           587,331
    Less accumulated depreciation                            (393,320)         (383,002)
                                                        -------------     -------------
                                                              209,118           204,329
                                                        -------------     -------------

Goodwill, net of accumulated amortization                     484,653           391,947
Investments and other assets                                   89,454            83,161
                                                        -------------     -------------
        Total assets                                    $   1,178,607     $   1,030,006
                                                        =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                         $     137,361     $     110,422
    Accounts payable                                           90,183            81,108
    Accruals                                                   84,991            69,890
                                                        -------------     -------------
        Total current liabilities                             312,535           261,420

Long-term debt                                                358,288           279,636

Deferred income taxes                                          46,348            41,233

Other long-term liabilities                                    28,020            27,536

Stockholders' equity :
  Common stock                                                    339               339
  Capital in excess of par value                               14,971            14,045
  Retained earnings                                           482,484           464,731
  Accumulated other comprehensive losses                      (34,442)          (34,719)
  Treasury stock                                              (29,936)          (24,215)
                                                        -------------     -------------
                                                              433,416           420,181
                                                        -------------     -------------
        Total liabilities and stockholders' equity      $   1,178,607     $   1,030,006
                                                        =============     =============

                             See accompanying notes.

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Three months ended
                                                                                      March 31,
                                                                            ---------------------------
                                                                                2003            2002
                                                                            -----------     -----------
Cash provided by (used for):

  Operating activities:
  Net income                                                                $    19,718     $    19,665
    Adjustments to reconcile net income to total operating activities:
       Depreciation and amortization                                              8,586           7,932
       Deferred income taxes                                                      5,707           1,735
       Net change in assets and liabilities                                      (6,151)        (18,443)
       Other                                                                     (1,911)         (1,934)
                                                                            -----------     -----------
       Total operating activities                                                25,949           8,955
                                                                            -----------     -----------

  Investing activities:
    Additions to property, plant and equipment                                   (3,491)         (4,052)
    Purchase of businesses                                                     (114,259)              -
    Other                                                                           995          (1,224)
                                                                            -----------     -----------
       Total investing activities                                              (116,755)         (5,276)
                                                                            -----------     -----------

  Financing activities:
    Net change in short-term borrowings                                          26,909          (7,492)
    Additional long-term borrowings                                              78,682             207
    Repurchases of common stock                                                  (5,848)              -
    Cash dividends paid                                                          (1,966)         (1,967)
    Proceeds from stock options                                                     816           3,794
                                                                            -----------     -----------
       Total financing activities                                                98,593          (5,458)
                                                                            -----------     -----------

  Increase (decrease) in cash and cash equivalents                                7,787          (1,779)

  Cash and cash equivalents:
    As of January 1                                                              13,483          14,139
                                                                            -----------     -----------

    As of March 31                                                          $    21,270     $    12,360
                                                                            ===========     ===========

                             See accompanying notes.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

Note 1 - Financial Statement Presentation

         The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2003, and the consolidated results of its operations and cash flows for the three-month periods ended March 31, 2003 and 2002 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Quarterly financial statements should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Note 2 - Recent Accounting Pronouncements

         Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The adoption of SFAS No. 143 had no effect on the Company's consolidated results of operations, financial position, or cash flows.

         Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date of an entity's commitment to an exit plan, as under EITF Issue No. 94-3. The adoption of SFAS No. 146 had no effect on the Company's consolidated results of operations, financial position, or cash flows in the quarter.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. This interpretation is intended to improve the comparability of financial reporting, by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The disclosure required by FIN No. 45, are included in Note 10, "Guarantees." The Company adopted the recognition and measurement provisions of

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

FIN No. 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The Company does not provide significant guarantees on a routine basis. As a result, the adoption of FIN No. 45 did not have an impact on the Company's financial statements.

Note 3 - Earnings Per Share

         The calculation of basic earnings per share for the three-month periods ended March 31, 2003 and 2002 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                              Weighted average shares (In thousands)
                                              --------------------------------------
                                                   Three months ended March 31,
                                                   ----------------------------
                                                     2003                2002
                                                    ------              ------
Basic shares                                        32,982              32,799
Stock option and award plans                           664                 707
                                                    ------              ------
Diluted shares                                      33,646              33,506
                                                    ======              ======

Note 4 - Acquisitions

         On January 13, 2003, the Company acquired Airtechnology Holdings Limited (Airtechnology) from Candover Partners Limited, for approximately 50.0 million British pounds sterling, or $79.8 million in cash, subject to adjustment. Airtechnology is a supplier of motors, fans and environmental control systems for the aerospace and defense markets. Airtechnology generated sales of approximately 29.0 million British pounds sterling, or $46.0 million in 2002. Airtechnology is a part of the Company's Electromechanical Group.

         On February 28, 2003, the Company acquired Solidstate Controls, Inc.
(SCI) from the Marmon Industrial Companies LLC for approximately $34.5 million in cash, subject to adjustment. SCI is a leading supplier of uninterruptible power supply systems for the process and power generation industries. SCI generated sales of approximately $45.0 million in 2002. SCI is a part of the Company's Electronic Instruments Group.

         The operating results of the above acquisitions are included in the Company's consolidated results from their respective dates of acquisition.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

         The acquisitions have been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations." Accordingly, the total purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair values at acquisition, as follows:

                                                                             In millions
                                                                             -----------
Net working capital                                                          $       8.4
Property, plant and equipment                                                        8.6
Goodwill                                                                            92.1
Other assets                                                                         5.2
                                                                             -----------

Total net assets                                                             $     114.3
                                                                             ===========

         The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in high-end technical motors through Airtechnology and the process and power generation industries through SCI.

         Of the $5.2 million in other assets, $5.0 million was assigned to intangibles, other than goodwill, with estimated remaining lives of periods up to 10 years.

         The Company is in the process of obtaining third party valuations of certain tangible and intangible assets acquired with the new businesses. Therefore, the allocation of purchase price to these acquisitions is subject to revision.

         Had the acquisitions been made at the beginning of 2002, pro forma net sales for the first quarter of 2002 would have been $283.3 million. Pro forma net income and diluted earnings per share for the first quarter of 2002 would not have been materially different than the amounts reported.

Note 5 - Goodwill

         The balance of goodwill as of March 31, 2003 and December 31, 2002 was $484.7 million and $391.9 million, respectively. Goodwill by segment at the respective dates were (in millions):

                                                March 31, 2003                   December 31, 2002
                                                --------------                   -----------------
Electronic Instruments Group                    $        273.9                    $        244.1
Electromechanical Group                                  210.8                             147.8
                                                --------------                    --------------
   Total                                        $        484.7                    $        391.9
                                                ==============                    ==============

         The increase in goodwill relates primarily to the two acquisitions previously discussed, and the translation effect of changes in foreign currency exchange rates during the period.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

Note 6 - Inventories

         The estimated components of inventory stated at lower of LIFO cost or market are:

                                                           (In thousands)
                                                   -----------------------------
                                                     March 31,      December 31,
                                                       2003             2002
                                                   ------------     ------------
Finished goods and parts                           $     31,778     $     26,819
Work in process                                          36,185           33,054
Raw materials and purchased parts                        74,322           69,578
                                                   ------------     ------------
                                                   $    142,285     $    129,451
                                                   ============     ============

         Inventory increased $12.8 million from December 31, 2002 to March 31, 2003. Inventory acquired with the two new businesses, previously discussed, was the primary reason for the increase.

Note 7 - Comprehensive Income

         Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three-month periods ended March 31, 2003 and 2002:

                                                     (In thousands)
                                               ----------------------------
                                               Three months ended March 31,
                                               ----------------------------
                                                   2003            2002
                                               ------------    ------------
Net income                                     $     19,718    $     19,665
Foreign currency translation adjustment                 263          (1,833)
Unrealized gain on marketable securities                 14              68
                                               ------------    ------------
              Total comprehensive income       $     19,995    $     17,900
                                               ============    ============

Note 8 - Segment Disclosure

         The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

         At March 31, 2003, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2002, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three month period ended March 31, 2003 and 2002 can be found in the table on page 12 in the Management's Discussion & Analysis section of this Report.

Note 9 - Pro Forma Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans, which recognizes expense based on the intrinsic value at the date of grant. Since stock options have been issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense has resulted. Had the

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

Company accounted for stock options in accordance with the fair value method prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company would have reported the following results for the quarter ended March 31, 2003 and 2002:

                                             (In thousands, except per share data)
                                                 Three months ended March 31,
                                                 ----------------------------
                                                 2003                     2002
                                                 ----                     ----
  Net income, as reported                    $     19,718             $     19,665
  Deduct total stock-based compensation
    expense, determined under the fair
    value method of SFAS 123, net of tax             (736)                    (643)
                                             ------------             ------------
  Pro forma net income                       $     18,982             $     19,022
                                             ============             ============

Net income per share
  Basic:
    As reported                              $       0.60             $       0.60
    Pro forma                                $       0.58             $       0.58
  Diluted:
    As reported                              $       0.59             $       0.59
    Pro forma                                $       0.57             $       0.57

Note 10 - Guarantees

         The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary's stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particularly point in time. The maximum amount of future payment obligation relative to these various guarantees was approximately $32 million, and the outstanding liabilities under those guarantees was approximately $22 million, which is recorded in the accompanying balance sheet at March 31, 2003. These guarantees expire in 2003 through 2006.

Indemnifications

         In conjunction with certain acquisition and divestiture transactions, the Company may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events (e.g., retention of previously existing environmental, tax or employee liabilities) whose terms range in duration and often are not explicitly defined. Where appropriate, the obligation for such indemnifications is recorded as a liability. Because the amount of these types of indemnifications generally are not specifically stated, the overall maximum amount of the

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

obligation under such indemnifications cannot be reasonably estimated. Further the Company indemnifies its directors and officers who are or were serving at the Company's request in such capacities. Historically, the costs incurred to settle claims related to these indemnifications have not been material to the Company. The Company believes that future payments, if any, under all existing indemnification agreements would not have a material impact on its results of operations, financial position, or cash flows.

Product Warranties

         The Company provides limited warranties in connection with the sale of its products. The original warranty period for products sold varies widely among the Company's operations, but for the most part does not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

         The change in the carrying amount of the Company's accrued product warranty obligation from December 31, 2002 to March 31, 2003 was as follows (in thousands):

Balance as of December 31, 2002                                      $    6,432

Accruals for warranties issued during the period                          1,294

Settlements made during the period                                       (1,236)

Changes in liability for pre-existing warranties,

  including expirations during the period                                  (389)

Warranty accruals acquired with 2003 acquisitions                         1,227
                                                                     ----------

Balance as of March 31, 2003                                         $    7,328
                                                                     ==========

                                  AMETEK, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  The following table sets forth reportable segment operating results, consolidated operating income, and income before income taxes:

                                                            Three months ended March 31,
                                                            ----------------------------
                                                                2003            2002
                                                            -----------     -----------
                                                               (Dollars in thousands)
Net sales
Electronic Instruments                                      $   133,601     $   136,801
Electromechanical                                               133,930         126,757
                                                            -----------     -----------
        Consolidated net sales                              $   267,531     $   263,558
                                                            ===========     ===========

Operating income and income before income taxes
Electronic Instruments                                      $    19,982     $    20,959
Electromechanical                                                21,801          20,573
                                                            -----------     -----------
  Total segment operating income                                 41,783          41,532
Corporate and other                                              (5,106)         (5,098)
                                                            -----------     -----------
  Consolidated operating income                                  36,677          36,434
Interest and other expenses, net                                 (7,519)         (7,090)
                                                            -----------     -----------
        Consolidated income before income taxes             $    29,158     $    29,344
                                                            ===========     ===========

         Operations for the first quarter of 2003 compared with the first quarter of 2002

                  Net sales for the first quarter of 2003 were $267.5 million, an increase of $4.0 million or 1.5%, compared with sales of $263.6 million in the first quarter of 2002. Net sales for the Electronic Instruments Group (EIG) decreased $3.2 million or 2.3% in the first quarter of 2003, primarily due to weak market conditions in the aerospace and power markets, partially offset by the February 2003 acquisition of Solidstate Controls (SCI), and strength in the Group's high-end analytical instrumentation businesses. Net sales for the Electromechanical Group (EMG) were up $7.2 million or 5.7% in the first quarter of 2003. The January 2003 acquisition of Airtechnology accounted for the improved performance, which was partially offset by continued adverse market conditions in the domestic floor care markets. Without these acquisitions, consolidated sales for the first quarter of 2003 would have been 3.2% lower than the first quarter of 2002. International sales were $107.1 million in the first quarter of 2003, or 40% of consolidated sales.

                  New orders for the first quarter of 2003, were $327.4 million, up $63.8 million or 24.2% when compared with the same quarter in 2002. The Company's backlog of unfilled orders at March 31, 2003 was $300.8 million, an increase of $59.9 million from December 31, 2002. The increase in orders and backlog were primarily the result of the two recent acquisitions previously mentioned.

                                  AMETEK, Inc.

                  Segment operating income for the first quarter 2003 was $41.8 million, essentially unchanged from $41.5 million in the first quarter 2002. Segment operating income as a percentage of sales was 15.6% of sales in the current quarter compared with 15.8% of sales in the first quarter of 2002. Pension costs, general business insurance and medical expenses were approximately $2 million higher in the first quarter of 2003 when compared with the first quarter of 2002. A higher level of these costs is expected to continue throughout 2003. Partially offsetting the higher expenses was the positive effect of the Company's operational excellence initiatives, including continued movement of manufacturing to low-cost locales and cost reduction programs, as well as the profit contribution from the two acquisitions.

                  Selling, general and administrative expenses were $27.3 million in the first quarter of 2003, a decrease of $0.5 million or 1.7% when compared with the first quarter of 2002. Selling expenses as a percentage of sales decreased to 8.3% of sales in the first quarter of 2003 compared with 8.7% of sales in the first quarter of 2002. The selling expense of base businesses declined as a result of continued focus on cost reduction initiatives, which was partially offset by higher selling expense due to the Company's 2003 acquisitions.

                  Corporate and other expenses for the first quarter in 2003 were $5.1 million, essentially unchanged when compared with same period in 2002. Higher pension costs and business insurance expenses, mentioned previously, were offset by the Company's continued cost reduction initiatives. After deducting corporate expenses, consolidated operating income totaled $36.7 million, or 13.7% of sales, compared with $36.4 million, or 13.8% of sales for the first quarter of 2002, an increase of $0.2 million, or 0.7%.

                  Interest expense was $6.6 million in the first quarter 2003, compared with $6.9 million for the same quarter of 2002. The $0.3 million improvement in the first quarter of 2003 was due to lower interest rates partially offset by higher debt levels to fund the acquisitions in the first quarter of 2003, compared with the first quarter of 2002. Other expenses were $0.9 million in the first quarter of 2003, compared to $0.2 million for the same period in 2002, a $0.7 million increase. The increase in other expenses was primarily the result of a writedown in marketable securities owned by the Company's insurance subsidiary, which were deemed to be other-than-temporarily impaired.

                  The effective tax rate for the first quarter of 2003 was 32.4% compared with 33.0% in the first quarter of 2002. The lower rate reflects a lower effective tax rate from foreign operations and the continued implementation of favorable tax planning initiatives.

                  Net income for the first quarter 2003 totaled $19.7 million, essentially unchanged from the first quarter of 2002. Diluted earnings per share were $0.59 per share, equaling the earning per share results for the first quarter of 2002.

                                  AMETEK, Inc.

         Segment Results

                  Electronic Instruments Group ("EIG") sales were $133.6 million in the first quarter 2003, a decrease of $3.2 million or 2.3% from the same quarter of 2002. The sales decrease was due to weak market conditions in the aerospace and power markets, partially offset by the recent acquisition of SCI, strength in the Company's high-end analytical instrumentation businesses as well as a favorable foreign currency translation impact. Without the SCI acquisition, EIG's sales for the first quarter of 2003 would have been 5.2% lower than the first quarter of 2002.

                  EIG's operating income for the first quarter of 2003 decreased by $1.0 million or 4.7% to $20.0 million when compared with the same quarter of 2002. The decline in operating income was due to lower sales as well as increased pension costs and insurance expense, which increased approximately $1.4 million, partially offset by the profit contributions from the SCI acquisition and cost reduction initiatives. Operating margins were 15.0% of sales in the first quarter of 2003 compared with operating margins of 15.3% of sales in the first quarter of 2002.

                  Electromechanical Group (EMG) sales totaled $133.9 million in the first quarter of 2003, an increase of $7.2 million or 5.7% from the same quarter of 2002. The sales increase was primarily due to the recent acquisition of Airtechnology as well as favorable foreign currency translation impacts, partially offset by the weak conditions in the domestic floor care markets. Without the Airtechnology acquisition, EMG's sales for the first quarter of 2003 would have been 1.0% lower than the first quarter of 2002.

                  Operating income of EMG was $21.8 million for the first quarter 2003, an increase of $1.2 million or 6.0% from the first quarter of 2002. The profit increase was mainly due to the Airtechnology acquisition, the effect of cost reduction initiatives and the continued movement of manufacturing to low-cost locales. Negatively impacting operating income, to a lesser degree than EIG, were increased pension costs and insurance expense. Operating margins were 16.3% of sales in the first quarter of 2003, compared with operating margins of 16.2% of sales in the first quarter of 2002.

FINANCIAL CONDITION

         Liquidity and Capital Resources

                  Cash provided by operating activities totaled $25.9 million for the first quarter of 2003, compared to cash provided of $9.0 million in the first quarter 2002. The $16.9 million increase in operating cash flow was primarily the result of a continued emphasis on working capital management and lower required tax payments in the first quarter of 2003. The Company's after-tax cash expenditures in the first quarter of 2003, relating to a prior period accrual for cost reduction initiatives, were $0.4 million. The remaining $2.5 million in after-tax cash expenditures related to these actions is expected to be expended for the intended programs by the first half of 2004.

                                  AMETEK, Inc.

                  Cash used for investing activities totaled $116.8 million in the first quarter 2003, compared with $5.3 million used in the same quarter of 2002. In the first quarter of 2003, the Company acquired Airtechnology Holdings Limited (Airtechnology) and Solidstate Controls, Inc. (SCI) for $114.3 million in cash. Additions to property, plant and equipment in the first quarter 2003 totaled $3.5 million, compared with $4.1 million in the same quarter of 2002.

                  Cash provided by financing activities in the first quarter of 2003 totaled $98.6 million, compared with cash used by financing activities of $5.5 million in the same quarter of 2002. The first quarter of 2003 source of cash was primarily from borrowings under the Company's revolving credit agreement to finance the two acquisitions mentioned above. Also, in the first quarter of 2003, the Company repurchased 190,000 shares of the Company's common stock at a cost of $5.8 million.

                  On March 12, 2003, the Company's Board of Directors authorized a new $50 million share repurchase program, adding to the $2.5 million remaining balance from the 1998 program. Under the 1998 program, $47.5 million was used for share repurchases. As of March 31, 2003, $52.5 million was approved for future share repurchases.

                  As a result of the activities discussed above, the Company's cash and cash equivalents at March 31, 2003 totaled $21.3 million, compared with $13.5 million at December 31, 2002. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

FORWARD-LOOKING INFORMATION

         Information contained in this discussion, other than historical information, are considered "forward-looking statements" and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company's 2002 Form 10-K as filed with the Securities and Exchange Commission.

                                  AMETEK, Inc.

ITEM 4. CONTROLS AND PROCEDURES

         (a) During the 90 days prior to the date of filing this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer, and Executive Vice President - Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934 (as amended) (the "Exchange Act"). Based upon that evaluation, the Company's Chairman and Chief Executive Officer, and Executive Vice President - Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's filings under the Exchange Act.

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

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits:

Exhibit
Number                                     Description
------                                     -----------
 10.1              Restatement of the AMETEK, Inc. 401(k) Plan for Acquired Businesses
                   effective January 1, 2002.

 10.2 Restatement of the Employees' Retirement Plan of AMETEK, Inc., effective Jan. 1, 2002.

 99.1              Certification of Chief Executive Officer, Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002.

 99.2              Certification of Chief Financial Officer, Pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K: During the quarter ended March 31, 2003, the Company filed a Current Report on Form 8-K dated January 31, 2003, under Item 5. Other Events, to report the issuance of the Company's 2002 full-year and fourth quarter sales and earnings press release. On March 10, 2003, the Company filed a Current Report on Form 8-K, under Item 5., to announce the acquisition of Solidstate Controls, Inc.

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

                                                      AMETEK, Inc.
                                       -----------------------------------------
                                                     (Registrant)

                                       By  /s/ Robert R. Mandos, Jr.
                                         ---------------------------------------
                                                 Robert R. Mandos, Jr.
                                                 Vice President & Comptroller
                                                (Principal Accounting Officer)

May 9, 2003

                                 CERTIFICATIONS

I, Frank S. Hermance, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of AMETEK, Inc. (the "registrant");

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

     Date: May 9, 2003

                                       /s/ Frank S. Hermance
                                       ------------------------------------
                                       Frank S. Hermance
                                       Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, John J. Molinelli, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of AMETEK, Inc. (the "registrant");

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

     Date: May 9, 2002

                                          /s/ John J. Molinelli
                                          ----------------------------------
                                          John J. Molinelli
                                          Executive Vice President and
                                            Chief Financial Officer