Form 10-Q
period 2003-06-30
AMETEK INC/
filed 2003-08-08
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

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

         The number of shares of the issuer's common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 31, 2003 was 33,097,375 shares.

                                  AMETEK, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                     PAGE NUMBER
                                                                                     -----------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

            Consolidated Statement of Income for
              the Three and Six Months Ended June 30, 2003 and 2002.............          3
            Consolidated Balance Sheet as of
              June 30, 2003 and December 31, 2002...............................          4
            Condensed Consolidated Statement of Cash Flows for
              the Six Months Ended June 30, 2003 and 2002.......................          5
            Notes to Consolidated Financial Statements   .......................          6

   Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..........................................         12

   Item 4. Controls and Procedures..............................................         18

PART II. OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders..................         19

   Item 6. Exhibits and Reports on Form 8-K.....................................         19

SIGNATURES......................................................................         21

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  AMETEK, Inc.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                    (In thousands, except per share amounts)

                                               Three months ended           Six months ended
                                                    June 30,                    June 30,
                                            ------------------------    ------------------------
                                               2003          2002          2003          2002
                                            ----------    ----------    ----------    ----------
Net sales                                   $  276,870    $  267,426    $  544,401    $  530,984
                                            ----------    ----------    ----------    ----------
Expenses:
 Cost of sales, excluding depreciation         201,285       194,420       396,349       386,206
 Selling, general and administrative            28,252        27,009        55,567        54,784
 Depreciation                                    8,593         8,293        17,068        15,856
                                            ----------    ----------    ----------    ----------
     Total expenses                            238,130       229,722       468,984       456,846
                                            ----------    ----------    ----------    ----------

Operating income                                38,740        37,704        75,417        74,138
Other income (expenses):
 Interest expense                               (6,335)       (6,383)      (12,967)      (13,277)
 Other, net                                       (212)           86        (1,099)         (110)
                                            ----------    ----------    ----------    ----------
Income before income taxes                      32,193        31,407        61,351        60,751
Provision for income taxes                      10,377        10,082        19,817        19,761
                                            ----------    ----------    ----------    ----------

Net income                                  $   21,816    $   21,325    $   41,534    $   40,990
                                            ==========    ==========    ==========    ==========

Basic earnings per share                    $     0.66    $     0.65    $     1.26    $     1.25
                                            ==========    ==========    ==========    ==========

Diluted earnings per share                  $     0.65    $     0.63    $     1.24    $     1.22
                                            ==========    ==========    ==========    ==========

Average common shares outstanding:
 Basic shares                                   32,891        32,991        32,936        32,894
                                            ==========    ==========    ==========    ==========
 Diluted shares                                 33,577        33,797        33,611        33,700
                                            ==========    ==========    ==========    ==========

Dividends per share                         $     0.06    $     0.06    $     0.12    $     0.12
                                            ==========    ==========    ==========    ==========

                             See accompanying notes.

                                  AMETEK, Inc.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                         June 30,       December 31,
                                                           2003            2002
                                                       -------------   -------------
                                                        (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                          $      26,808   $      13,483
    Marketable securities                                      7,988           8,320
    Receivables, less allowance for possible losses          190,829         175,230
    Inventories                                              140,536         129,451
    Deferred income taxes                                     11,301          10,005
    Other current assets                                      15,929          14,080
                                                       -------------   -------------
        Total current assets                                 393,391         350,569
                                                       -------------   -------------

Property, plant and equipment, at cost                       612,931         587,331
    Less accumulated depreciation                           (404,220)       (383,002)
                                                       -------------   -------------
                                                             208,711         204,329
                                                       -------------   -------------

Goodwill, net of accumulated amortization                    488,927         391,947
Investments and other assets                                  88,845          83,161
                                                       -------------   -------------
        Total assets                                   $   1,179,874   $   1,030,006
                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                        $      94,159   $     110,422
    Accounts payable                                          93,900          81,108
    Accruals                                                  90,858          69,890
                                                       -------------   -------------
        Total current liabilities                            278,917         261,420

Long-term debt                                               359,326         279,636

Deferred income taxes                                         47,340          41,233

Other long-term liabilities                                   29,225          27,536

Stockholders' equity :
  Common stock                                                   341             339
  Capital in excess of par value                              18,138          14,045
  Retained earnings                                          502,303         464,731
  Accumulated other comprehensive losses                     (25,883)        (34,719)
  Treasury stock                                             (29,833)        (24,215)
                                                       -------------   -------------
                                                             465,066         420,181
                                                       -------------   -------------
        Total liabilities and stockholders' equity     $   1,179,874   $   1,030,006
                                                       =============   =============

                             See accompanying notes.

                                  AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                Six months ended
                                                                                    June 30,
                                                                           --------------------------
                                                                               2003           2002
                                                                           -----------    -----------
Cash provided by (used for):

  Operating activities:
  Net income                                                               $    41,534    $    40,990
      Adjustments to reconcile net income to total operating activities:
       Depreciation and amortization                                            17,541         16,268
       Deferred income taxes                                                     5,130            619
       Net change in assets and liabilities                                     13,670          5,392
       Other                                                                    (1,621)        (6,535)
                                                                           -----------    -----------
      Total operating activities                                                76,254         56,734
                                                                           -----------    -----------

  Investing activities:
      Additions to property, plant and equipment                                (7,998)        (7,937)
      Purchase of businesses                                                  (114,259)             -
      Other                                                                      2,108         (5,999)
                                                                           -----------    -----------
       Total investing activities                                             (120,149)       (13,936)
                                                                           -----------    -----------

  Financing activities:
      Net change in short-term borrowings                                      (16,382)       (44,708)
      Additional long-term borrowings                                           78,682              -
      Repurchases of common stock                                               (5,848)             -
      Cash dividends paid                                                       (3,963)        (3,947)
      Proceeds from stock options and other                                      4,731          7,140
                                                                           -----------    -----------
       Total financing activities                                               57,220        (41,515)
                                                                           -----------    -----------

  Increase in cash and cash equivalents                                         13,325          1,283

  Cash and cash equivalents:
      As of January 1                                                           13,483         14,139
                                                                           -----------    -----------

      As of June 30                                                        $    26,808    $    15,422
                                                                           ===========    ===========

                             See accompanying notes.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

Note 1 - Financial Statement Presentation

The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2003, and the consolidated results of its operations and cash flows for the three and six-month periods ended June 30, 2003 and 2002 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Certain amounts appearing in the prior year's financial statements have been reclassified to conform with the current year's presentation. Quarterly financial statements should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Note 2 - Recent Accounting Pronouncements

         In May, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification of certain freestanding financial instruments that have characteristics of both liabilities and equity. It also requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have any material effect on the Company's consolidated results of operations, financial position, or cash flows.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of its voting interest. A variable interest entity is generally defined as an entity who does not have the characteristics of a controlling financial interest or do not have sufficient equity for the entity to finance its activities without additional subordinated financial support from other parties, or whose owners lack risk and reward ownership. FIN No. 46 also has a disclosure requirement for all variable interest entities of a company, even if the company is not the primary beneficiary. FIN No. 46 is applicable to variable interest entities created after January 31, 2003. Variable interest entities in which an interest in a variable interest entity was created before February 1, 2003 shall apply the provisions of FIN No. 46 effective July 1, 2003. The Company is still evaluating the effects of adopting FIN No. 46.

         Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

retirement costs are capitalized as a part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset's useful life. The adoption of SFAS No. 143 had no effect on the Company's consolidated results of operations, financial position, or cash flows.

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

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN No. 45"). FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. This interpretation is intended to improve the comparability of financial reporting, by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The disclosure required by FIN No. 45, is included in Note 10, "Guarantees." The Company adopted the recognition and measurement provisions of FIN No. 45 effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The Company does not provide significant guarantees on a routine basis. As a result, the adoption of FIN No. 45 did not have an impact on the Company's financial statements.

Note 3 - Earnings Per Share

         The calculation of basic earnings per share for the three and six-month periods ended June 30, 2003 and 2002 are based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                                  Weighted average shares (In thousands)
                                                  --------------------------------------
                                      Three months ended June 30,           Six months ended June 30
                                      ---------------------------           ------------------------
                                       2003                 2002             2003              2002
                                       ----                 ----             ----              ----
Basic shares                          32,891               32,991           32,936            32,894
Stock option and award plans             686                  806              675               806
                                      ------               ------           ------            ------
Diluted shares                        33,577               33,797           33,611            33,700
                                      ======               ======           ======            ======

Note 4 - Acquisitions

         In January, 2003, the Company acquired Airtechnology Holdings Limited (Airtechnology) from Candover Partners Limited, for approximately 50.0 million British pounds sterling, or $79.8 million in

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

cash, subject to adjustment. Airtechnology is a supplier of motors, fans and environmental control systems for the aerospace and defense markets. Airtechnology generated sales of approximately 29.0 million British pounds sterling, or $46.0 million in 2002. Airtechnology is a part of the Company's Electromechanical Group.

         Effective February 28, 2003, the Company acquired Solidstate Controls, Inc. (SCI) from the Marmon Industrial Companies LLC for approximately $34.5 million in cash, subject to adjustment. SCI is a leading supplier of uninterruptible power supply systems for the process and power generation industries. SCI generated sales of approximately $45.0 million in 2002. SCI is a part of the Company's Electronic Instruments Group.

         The operating results of the above acquisitions are included in the Company's consolidated results from their respective dates of acquisition.

        The acquisitions have been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations." The following table presents the tentative allocation of the aggregate purchase price for the 2003 acquisitions based on their estimated fair values:

                                         In millions
                                         -----------
Net working capital                      $       8.3
Property, plant and equipment                    8.6
Goodwill                                        92.2
Other assets                                     5.2
                                         -----------
Total net assets                         $     114.3
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

         The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired with the new businesses. Therefore, the allocation of purchase price to these acquisitions is subject to revision.

         The following table provides pro forma results of operations for the periods noted below, as if the acquisitions had been made as of January 1, 2002. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions had been completed on the date indicated. Pro forma net sales, net income and diluted earnings per share would not have been materially different than the amounts reported in the consolidated statement of income for the three and six-month periods ended June 30, 2003.

                                        Pro Forma Results of Operations
                                        (In millions, except per share)
                                      ------------------------------------
                                      Three months             Six months
                                          ended                  ended
                                      June 30, 2002          June 30, 2002
                                      -------------          -------------
Net sales                             $       289.5          $       572.8
Net income                            $        22.4          $        42.4
Diluted earnings per share            $        0.66          $        1.26

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

Note 5 - Goodwill

         The balance of goodwill as of June 30, 2003 and December 31, 2002 was $488.9 million and $391.9 million, respectively. Goodwill by segment at the respective dates were (in millions):

                                        June 30, 2003          December 31, 2002
                                        -------------          -----------------
Electronic Instruments Group            $       274.6            $       244.1
Electromechanical Group                         214.3                    147.8
                                        -------------            -------------
   Total                                $       488.9            $       391.9
                                        =============            =============

         The increase in goodwill since December 31, 2002 relates primarily to the two acquisitions previously discussed, and the translation effect of changes in foreign currency exchange rates during the period.

Note 6 - Inventories

         The estimated components of inventory stated at lower of LIFO cost or market are:

                                                            (In thousands)
                                                 ------------------------------------
                                                   June 30,              December 31,
                                                     2003                    2002
                                                 ------------            ------------
Finished goods and parts                         $     32,729            $     26,819
Work in process                                        34,582                  33,054
Raw materials and purchased parts                      73,225                  69,578
                                                 ------------            ------------
                                                 $    140,536            $    129,451
                                                 ============            ============

         Inventory increased $11.1 million from December 31, 2002 to June 30, 2003. Inventory acquired with the two new businesses, previously discussed, was the reason for the increase.

Note 7 - Comprehensive Income

         Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders. The following table presents comprehensive income for the three and six-month periods ended June 30, 2003 and 2002:

                                                                                   (In thousands)
                                                                                   --------------
                                                       Three months ended June 30,                  Six months ended June 30,
                                                    --------------------------------            --------------------------------
                                                       2003                  2002                  2003                  2002
                                                       ----                  ----                  ----                  ----
Net income                                          $   21,816            $   21,325            $   41,534            $   40,990
Foreign currency translation adjustment                  7,767                 6,808                 8,030                 4,975
Unrealized gain on marketable securities                   792                    69                   806                   137
                                                    ----------            ----------            ----------            ----------
          Total comprehensive income                $   30,375            $   28,202            $   50,370            $   46,102
                                                    ==========            ==========            ==========            ==========

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

Note 8 - Segment Disclosure

         The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

         At June 30, 2003, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2002, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company's reportable segments for the three and six-month periods ended June 30, 2003 and 2002 can be found in the table on page 12 in the Management's Discussion & Analysis section of this Report.

Note 9 - Pro Forma Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans, which recognizes expense based on the intrinsic value at the date of grant. Since stock options have been issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense has resulted. Had the Company accounted for stock options in accordance with the fair value method prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma results for the second quarter and six months ended June 30, 2003 and 2002:

                                                         (In thousands, except per share data)
                                             Three months ended June 30,          Six months ended June 30,
                                             ---------------------------          -------------------------
                                               2003              2002              2003              2002
                                               ----              ----              ----              ----
Net Income
Net income, as reported                    $     21,816      $     21,325      $     41,534      $     40,990
Deduct total stock-based compensation
 expense, determined under the fair
 value method of SFAS 123, net of tax              (951)             (912)           (1,687)           (1,555)
                                           ------------      ------------      ------------      ------------
Pro forma net income                       $     20,865      $     20,413      $     39,847      $     39,435
                                           ============      ============      ============      ============

Net income per share
 Basic:
  As reported                              $       0.66      $       0.65      $       1.26      $       1.25
  Pro forma                                $       0.63      $       0.62      $       1.21      $       1.20
 Diluted:
  As reported                              $       0.65      $       0.63      $       1.24      $       1.22
  Pro forma                                $       0.63      $       0.61      $       1.20      $       1.18

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

Note 10 - Guarantees

         The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary's stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. The maximum amount of future payment obligations relative to these various guarantees was approximately $39 million, and the outstanding liabilities under those guarantees was approximately $26 million, which is recorded in the accompanying balance sheet at June 30, 2003. These guarantees expire in 2003 through 2006.

Indemnifications

         In conjunction with certain acquisition and divestiture transactions, the Company may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events (e.g., breaches of contract obligations, or retention of previously existing environmental, tax or employee liabilities) whose terms range in duration and often are not explicitly defined. Where appropriate, the obligation for such indemnifications is recorded as a liability. Because the amount of these types of indemnifications generally is not specifically stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Further, the Company indemnifies its directors and officers who are or were serving at the Company's request in such capacities. Historically, any such costs incurred to settle claims related to these indemnifications have been minimal for the Company. The Company believes that future payments, if any, under all existing indemnification agreements would not have a material impact on its results of operations, financial position, or cash flows.

Product Warranties

         The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold varies widely among the Company's operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

        The change in the carrying amount of the Company's accrued product warranty obligation from December 31, 2002 to June 30, 2003 was as follows (in thousands):

Balance as of December 31, 2002                        $   6,432
Accruals for warranties issued during the period           2,347
Settlements made during the period                        (2,570)
Changes in liability for pre-existing warranties,
 including expirations during the period                    (562)
Warranty accruals related to 2003 acquisitions             1,227
                                                       ---------
Balance as of June 30, 2003                            $   6,874
                                                       =========

                                  AMETEK, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:

                                                     Three months ended June 30,         Six months ended June 30,
                                                     ----------------------------      ----------------------------
                                                         2003             2002             2003             2002
                                                     -----------      -----------      -----------      -----------
                                                                        (Dollars in thousands)
Net sales
      Electronic Instruments                         $   137,363      $   135,308      $   270,964      $   272,109
      Electromechanical                                  139,507          132,118          273,437          258,875
                                                     -----------      -----------      -----------      -----------
       Consolidated net sales                        $   276,870      $   267,426      $   544,401      $   530,984
                                                     ===========      ===========      ===========      ===========

Operating income and income before income taxes
      Electronic Instruments                         $    21,885      $    20,657      $    41,867      $    41,616
      Electromechanical                                   21,690           21,864           43,491           42,437
                                                     -----------      -----------      -----------      -----------
       Total segment operating income                     43,575           42,521           85,358           84,053
      Corporate and other                                 (4,835)          (4,817)          (9,941)          (9,915)
                                                     -----------      -----------      -----------      -----------
       Consolidated operating income                      38,740           37,704           75,417           74,138
      Interest and other expenses, net                    (6,547)          (6,297)         (14,066)         (13,387)
                                                     -----------      -----------      -----------      -----------
        Consolidated income
        before income taxes                          $    32,193      $    31,407      $    61,351      $    60,751
                                                     ===========      ===========      ===========      ===========

    Operations for the second quarter of 2003 compared with the second quarter of 2002

    In the second quarter of 2003, the economic slowdown impacting the manufacturing sector continued to adversely affect many of the Company's businesses. Net sales for the second quarter of 2003 were $276.9 million, an increase of $9.4 million, or 3.5%, compared with second quarter 2002 net sales of $267.4 million. Favorable foreign currency translation effects represented approximately $7.3 million of the sales increase. Net sales for the Electronic Instruments Group (EIG) increased $2.1 million or 1.5% for the second quarter of 2003, primarily due to the February 2003 acquisition of Solidstate Controls (SCI), strength in the Group's high-end analytical instrumentation businesses and favorable foreign currency translation impacts, partially offset by weakness in the aerospace and power markets. Net sales for the Electromechanical Group (EMG) were up $7.4 million or 5.6% in the second quarter of 2003 primarily driven by the January 2003 acquisition of Airtechnology and favorable foreign currency translation impacts, partially offset by continued adverse market conditions in the domestic floor care markets, although the European floor care market continues to be strong. Sales by the Company's base businesses (businesses other than the 2003 acquisitions), in the second quarter of 2003 showed a 4.9% reduction when compared with the same period in 2002. International sales were $115.1 million, or 41.6% of consolidated sales, in the second quarter of 2003, compared with 34.9% of consolidated sales in the same period of 2002. International sales by the businesses acquired in the first quarter of 2003 primarily accounted for the increase.

                                  AMETEK, Inc.

    Segment operating income for the second quarter of 2003 was $43.6 million, an increase of $1.1 million or 2.5% from $42.5 million in the second quarter of 2002. Segment operating income, as a percentage of sales, decreased to 15.7% of sales in the second quarter of 2003 from 15.9% of sales in the second quarter of 2002. The increase in segment operating income was the result of a profit contribution from the 2003 acquisitions, as well as the Company's operational excellence initiatives, including continued movement of manufacturing to low-cost locales and cost reduction programs. Partially offsetting the segment operating income increase was the impact of lower sales by the Company's base businesses, and a $2.9 million increase in pension costs, general business insurance and medical expenses in the second quarter of 2003 when compared with the second quarter of 2002.

    Selling, general and administrative expenses were $28.3 million in the second quarter of 2003, an increase of $1.2 million or 4.6%, when compared with the second quarter of 2002. Selling expenses, as a percentage of sales, remained essentially flat at 8.4% in the second quarter of 2003, compared with the same period in 2002. Higher selling expenses of the acquired businesses more than offset lower selling expense of the Company's base businesses. Second quarter 2003 selling expenses of base businesses declined 4.3% compared with the same period in 2002 as a result of a continued focus on cost reduction initiatives.

    Corporate expenses for the second quarter of 2003 were $4.8 million, essentially unchanged from the same period in 2002. Corporate expenses represented 1.7% of sales for second quarter of 2003, a slight improvement when compared with the second quarter of 2002. The improvement was a result of the Company's cost reduction initiatives, partially offset by higher insurance and pension costs. After deducting corporate expenses, consolidated operating income totaled $38.7 million, or 14.0% of sales for the second quarter of 2003, compared with $37.7 million, or 14.1% of sales for the second quarter of 2002, an increase of $1.0 million, or 2.7%.

    Interest expense decreased slightly to $6.3 million in the second quarter of 2003, from $6.4 million for the same quarter of 2002. The decrease was a result of lower interest rates partially offset by higher average debt levels to fund the first quarter 2003 acquisitions. Other expenses were $0.2 million in the second quarter of 2003, compared with other income of $0.1 million in the same quarter of 2002. The $0.3 million increase in other expenses is primarily due to expenses related to acquisition candidates not consummated.

    Net income for the second quarter of 2003 totaled $21.8 million, an increase of 2.3% from $21.3 million in the second quarter of 2002. Diluted earnings per share rose 3.2% to $0.65 per share, compared with $0.63 per share for the same quarter of 2002.

                                  AMETEK, Inc.

    Segment Results

    Electronic Instruments Group (EIG) net sales totaled $137.4 million in the second quarter of 2003, an increase of $2.1 million or 1.5% from the same quarter of 2002. Net sales increased in the second quarter of 2003 due to the acquisition of SCI, favorable foreign currency translation impacts of approximately $1.8 million, and strength in the Group's high-end analytical instrumentation businesses, partially offset by weakness in the aerospace and power markets. Sales by the Group's base businesses for the second quarter of 2003 decreased 6.8% when compared with the same period in 2002.

    Operating income of EIG was $21.9 million for the second quarter of 2003, an increase of $1.2 million or 5.9% when compared with the second quarter of 2002. The increase in operating income was primarily driven by the SCI acquisition and overall strength in the Group's process and industrial products businesses, partially offset by the impact of lower sales by the Group's base businesses, and an increase of approximately $2.0 million in pension costs and insurance expense for EIG, and weakness in the aerospace and power markets. Operating margins were 15.9% of sales in the second quarter of 2003 compared with operating margins of 15.3% of sales in the second quarter of 2002. Group operating margins in the second quarter of 2003 were favorably impacted due to cost reduction initiatives.

    Electromechanical Group (EMG) net sales totaled $139.5 million in the second quarter 2003, an increase of $7.4 million or 5.6% from the same quarter in 2002. The sales increase was primarily the result of the Airtechnology acquisition and favorable currency translation impacts of approximately $5.5 million, partially offset by the continued soft domestic floor-care market. Sales by base businesses in this Group showed a declined of 2.9% when compared with the second quarter of 2002.

    Operating income of EMG was $21.7 million for the second quarter of 2003, down slightly from $21.9 million in the second quarter of 2002. Operating income was negatively impacted by the impact of lower sales by the Group's base businesses, severance costs, higher than anticipated benefit costs, and continued weakness in the domestic floor-care market, partially offset by a profit contribution from the Airtechnology acquisition. Group operating income as a percentage of sales for the second quarter of 2003 was 15.5%, compared with a higher than normal 16.5% margin in the second quarter of 2002.

    Operations for the first six months of 2003 compared with the first six months of 2002.

    In the first six months of 2003, the economic slowdown continued to impact many of the Company's businesses. Net sales for the first six months of 2003 were $544.4 million, an increase of $13.4 million, when compared with net sales of $531.0 million reported for the first six months of 2002. Favorable foreign currency translation effects, the acquisition of new businesses, reduced by lower sales by base businesses accounted for the sales increase. EIG's net sales decreased by $1.1 million or 0.4% to $271.0 million for the first six months of 2003. EIG's sales decrease was due to continued weak market conditions in the aerospace and power markets, partially offset by the recent acquisition of SCI, strength in the Group's high-end analytical

                                  AMETEK, Inc.

    instrumentation businesses and favorable foreign currency translation impacts. EMG's net sales increased $14.6 million or 5.6% to $273.4 million for the first six months of 2003 primarily from the Airtechnology acquisition and favorable currency translation impacts, partially offset by continued weakness in the domestic floor-care market. The Company's European floor care motor business continues to be strong. Sales by the Company's base businesses for the first six months of 2003 showed a 4.0% reduction when compared with the same period in 2002. International sales were $222.2 million, or 40.8% of consolidated sales, for the six months ended June 30, 2003, compared to $181.6 million, or 34.3% of consolidated sales, for the comparable period in 2002. The 2003 acquisitions primarily accounted for the increase in international sales.

    New orders for the six months ended June 30, 2003 were $595.3 million, compared with $515.7 million for the same period in 2002, an increase of $79.6 million, or 15.4%. The Company's backlog of unfilled orders at June 30, 2002 was $291.8 million, compared with $240.9 million at December 31, 2002. The increase in orders and backlog resulted primarily from the two acquisitions in the first quarter of 2003, as previously mentioned.

    Segment operating income for the first six months of 2003 was $85.4 million, an increase of $1.3 million, or 1.6% compared with the same period in 2002. The increase was the result of the profit contribution from the 2003 acquisitions, as well as the Company's operational excellence initiatives, including continued movement of manufacturing to low-cost locales and ongoing cost reduction programs. Partially offsetting the segment operating income increase was the impact of lower sales by the Company's base businesses, and a $4.6 million increase in pension costs, general business insurance and medical expenses in the first six months of 2003 when compared with the same period of 2002. Higher levels of these costs and expenses are expected to continue through the remainder of 2003.

    Selling, general and administrative expenses were $55.6 million for the first six months of 2003, an increase of $0.8 million or 1.4%, when compared with the same period in 2002. Selling expenses, as a percentage of sales, improved slightly to 8.4% for the first six months of 2003, compared with the same period in 2002. Lower selling expenses by the Company's base businesses were more than offset by higher selling expenses of the acquired businesses. Base business selling expenses declined 5.4% for the six month period ended June 30, 2003, compared with the same period in 2002, as a result of a continued focus on cost reduction initiatives.

    Corporate expenses were $9.9 million for the first six months of 2003, which is unchanged from the same period in 2002. As a percentage of sales such expenses were reduced slightly to 1.8% compared with the same period in 2002. Higher insurance expenses and pension costs were more than offset by cost reductions.

    Consolidated operating income was $75.4 million, an increase of $1.3 million or 1.7% when compared with the same period in 2002. This represents an operating margin of 13.9% for the first six months of 2003 compared with 14.0% for the same period in 2002.

                                  AMETEK, Inc.

    Interest expense was $13.0 million for the first six months of 2003, a decrease of $0.3 million or 2.3% when compared with the first six months of 2002. Interest expense decreased as a result of lower interest rates, partially offset by higher average debt levels to fund the first quarter of 2003 acquisitions. Other expenses were $1.1 million for the first six months of 2003, compared with $0.1 million for the same period of 2002. The $1.0 million increase in other expenses was primarily the result of the writedown of marketable securities owned by the Company's insurance subsidiary in the first quarter of 2003, which were deemed to be other-than-temporarily impaired.

    The effective tax rate for the first six months of 2003 was 32.3% compared with 32.5% for the first six months of 2002. The lower tax rate in 2003 is primarily attributable to foreign operations and the continued implementation of favorable tax planning initiatives.

    Net income for the first six months of 2003 was $41.5 million, or $1.24 per share on a diluted basis, compared with net income of $41.0 million, or $1.22 per diluted share for the first six months of 2002.

    Segment Results

    Electronic Instruments Group (EIG) net sales were $271.0 million for the first half of 2003, a decrease of $1.1 million or 0.4% compared with the same period of 2002. The sales decrease for the first six months of 2003 was due to weakness in the aerospace and power markets, partially offset by the acquisition of SCI in the first quarter of 2003, strength in the Group's high-end analytical instrumentation businesses and favorable foreign currency translation impacts. EIG's sales by its base businesses for the first six months of 2003 were 6.0% lower when compared with the same period in 2002.

    EIG's operating income for the first half of 2003 totaled $41.9 million, a slight increase of $0.3 million or 0.6% compared with the first half of 2002. The improvement was driven by the SCI acquisition and strength in the Group's high-end analytical instrumentation businesses, partially offset by the impact of lower sales by the Group's base businesses, and by weakness in the aerospace and power markets, as well as an increase of approximately $3.4 million in pension costs and insurance expenses, noted above. Operating margins were 15.5% of sales in the first six months of 2003 compared with operating margins of 15.3% of sales in the comparable period in 2002. The higher margin in 2003 was primarily the result of continuing cost reduction initiatives.

    In the Electromechanical Group (EMG) net sales totaled $273.4 million for the first six months of 2003, an increase of $14.6 million or 5.6% compared with the same period in 2002. The sales increase was the result of the Airtechnology acquisition and favorable foreign currency translation impact totaling $10.2 million, partially offset by continued weakness in the domestic floor-care market. EMG sales by its base businesses decreased 2.0% from the comparable period in 2002.

                                  AMETEK, Inc.

    EMG's operating income for the first six months of 2003 was $43.5 million, an increase of $1.1 million or 2.5% when compared with the same period in 2002. The higher profit was the result of the Airtechnology acquisition, partially offset by continued weakness in the domestic floor-care market and the impact of lower sales by the Group's base businesses. Severance costs, higher than anticipated benefit costs and higher insurance expenses also adversely affected Group operating income. Operating margins for the first six months of 2003 were 15.9%, compared with operating margins of 16.4% for the comparable period in 2002.

    FINANCIAL CONDITION

    Liquidity and Capital Resources

    Cash provided by operating activities totaled $76.3 million in the first half of 2003, compared with $56.7 for the same period in 2002, an increase of $19.6 million. The increase in operating cash flow was the result of continued strong working capital management and lower required tax payments for the first six months of 2003.

    Cash used for investing activities totaled $120.1 million in the first six months of 2003, compared with $13.9 million used in the same period of 2002. The Company's acquisition of Airtechnology Holdings Limited and Solidstate Controls, Inc. in the first quarter of 2003 used $114.3 million of cash. No acquisitions were made in the comparable period in 2002. Additions to property, plant and equipment in the first six months of 2003 totaled $8.0 million, essentially the same as the first six months of 2002.

    Cash provided by financing activities in the first six months of 2003 totaled $57.2 million, compared with cash used for financing activities of $41.5 million in the same period of 2002. In the first six months of 2003, net short-term borrowings decreased by $16.4 million, compared with a decrease of $44.7 million in 2002. Additional long-term borrowings in the first half of 2003 were $78.7 million, compared with no additional long-term borrowings in the comparable period in 2002. The 2003 borrowings were under the Company's revolving credit agreement and were used to finance the two acquisitions, mentioned above. Net cash proceeds from the exercise of employee stock options totaled $3.9 million in the first six months of 2003, compared with $6.9 million for the same period of 2002. Also, in the first quarter of 2003, the Company repurchased 190,000 shares of its common stock at a cost of $5.8 million.

    In March, 2003, the Company's Board of Directors authorized a new $50 million share repurchase program, adding to the $2.5 million remaining balance from the 1998 program. Under the 1998 program, $47.5 million was used for share repurchases. As of June 30, 2003, $46.7 million was available for future share repurchases.

                                  AMETEK, Inc.

    After-tax cash expenditures in the first half of 2003 related to the Company's prior accruals for cost reduction initiatives were $0.8 million. The remaining $2.1 million in after-tax cash expenditures related to these actions, is expected to be expended for the intended programs by the end of 2004.

    As a result of the activities discussed above, the Company's cash and cash equivalents at June 30, 2003 totaled $26.8 million, compared with $13.5 million at December 31, 2002. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

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

    Item 4. Controls and Procedures

    As of the end of the quarter ended June 30, 2003, management, including the Company's Chief Executive Officer, and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer, and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report.

    There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of AMETEK, Inc. (the "Company") was held on May 20, 2003. The following matters were voted on at the Annual Meeting and received the number of votes indicated:

         1) Election of Directors. The following nominees were elected to the Board of Directors for the terms expiring in 2006:

                                                  Number of Shares
                                       -------------------------------------
                                                               Voted against
       Nominee                         Voted for                or withheld
----------------------                 ----------              -------------
Helmut N. Friedlaender                 27,994,667                 512,231

James R. Malone                        28,007,131                 499,767

Elizabeth R. Varet                     27,944,566                 562,332

         Of the remaining five Board members, Lewis G. Cole and Charles D. Klein will stand for election in the year 2004. Sheldon S. Gordon, Frank S. Hermance, and David P. Steinmann will stand for election in the year 2005.

         2) Appointment of Independent Auditors. The Shareholders approved the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2003. There were 27,200,026 shares voted for approval, 1,227,714 shares voted against, and 79,158 abstentions.

Item 6. Exhibits and Reports on Form 8-K

a)       Exhibits:

          Exhibit
           Number                                     Description
           ------                                     -----------
            10.1               First Amendment to Credit Agreement dated as of April 23, 2003.

            10.2               Amendment No. 1 to the Employees' Retirement Plan of AMETEK, Inc.

            31.1               Certification of Chief Executive Officer, Pursuant to Section 302 of the
                               Sarbanes-Oxley Act of 2002.

            31.2               Certification of Chief Financial Officer, Pursuant to Section 302 of the
                               Sarbanes-Oxley Act of 2002.

            32.1               Certification of Chief Executive Officer, Pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002.

            32.2               Certification of Chief Financial Officer, Pursuant to Section 906 of the
                               Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K: The Company filed Current Reports on Form 8-K dated April 22, 2003, and July 23, 2003, under Item 5. Other Events, to report the issuance of the Company's press releases announcing its financial results for the first quarter of 2003 and the second quarter of 2003, respectively.

                                  AMETEK, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   AMETEK, Inc.
                                      ------------------------------------------
                                                   (Registrant)

                                      By /s/ Robert R. Mandos, Jr.
                                         ---------------------------------------
                                               Robert R. Mandos, Jr.
                                               Vice President & Comptroller
                                               (Principal Accounting Officer)

August 7, 2003