Form 10-Q
period 2003-10-30
AMETEK INC/
filed 2003-11-07
CIK 1037868

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ---------------
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

 37 North Valley Road, Building 4, P.O. Box 1764, Paoli, Pennsylvania 19301-0801
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

         The number of shares of the issuer's common stock outstanding as of the latest practicable date: Common Stock, $0.01 Par Value, outstanding at October 31, 2003, 33,380,734 shares.

                                  AMETEK, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                                                                                   PAGE NUMBER
                                                                                                   -----------
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

               Consolidated Statement of Income for
                 the Three and Nine Months Ended September 30, 2003 and 2002..................          3
               Consolidated Balance Sheet as of
                 September 30, 2003 and December 31, 2002.....................................          4
               Condensed Consolidated Statement of Cash Flows for
                 the Nine Months Ended September 30, 2003 and 2002............................          5
               Notes to Consolidated Financial Statements.....................................          6

     Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of  Operations...................................................         13

     Item 4. Controls and Procedures..........................................................         19

PART II.   OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.................................................         20

SIGNATURES....................................................................................         21

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  AMETEK, INC.
                  CONSOLIDATED STATEMENT OF INCOME (Unaudited)
           (Dollars and shares in thousands, except per share amounts)

                                                              Three months ended                    Nine months ended
                                                                 September 30,                        September 30,
                                                        -------------------------------       -------------------------------
                                                            2003               2002               2003               2002
                                                        ------------       ------------       ------------       ------------
Net sales                                               $    267,781       $    256,995       $    812,182       $    787,979
                                                        ------------       ------------       ------------       ------------
Expenses:
   Cost of sales, excluding depreciation                     190,049            184,550            586,398            570,756
   Selling, general and administrative                        30,130             26,123             85,697             80,907
   Depreciation                                                8,123              8,262             25,191             24,118
                                                        ------------       ------------       ------------       ------------
     Total expenses                                          228,302            218,935            697,286            675,781
                                                        ------------       ------------       ------------       ------------

Operating income                                              39,479             38,060            114,896            112,198
Other income (expenses):
   Interest expense                                           (6,459)            (6,175)           (19,426)           (19,452)
   Other, net                                                    160               (591)              (939)              (701)
                                                        ------------       ------------       ------------       ------------
Income  before income taxes                                   33,180             31,294             94,531             92,045
Provision for income taxes                                    11,262              9,913             31,079             29,674
                                                        ------------       ------------       ------------       ------------
Net income                                              $     21,918       $     21,381       $     63,452       $     62,371
                                                        ============       ============       ============       ============

Basic earnings per share                                $       0.66       $       0.65       $       1.92       $       1.90
                                                        ============       ============       ============       ============

Diluted earnings per share                              $       0.65       $       0.64       $       1.88       $       1.86
                                                        ============       ============       ============       ============

Average common shares outstanding:
  Basic shares                                                33,237             32,926             33,036             32,906
                                                        ============       ============       ============       ============
  Diluted shares                                              33,861             33,566             33,694             33,623
                                                        ============       ============       ============       ============

Dividends per share                                     $       0.06       $       0.06       $       0.18       $       0.18
                                                        ============       ============       ============       ============

                             See accompanying notes.

                                  AMETEK, Inc.
                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                            September 30,          December 31,
                                                                 2003                  2002
                                                            -------------          ------------
                                                             (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                $    16,809           $    13,483
    Marketable securities                                          7,744                 8,320
    Receivables, less allowance for possible losses              190,601               175,230
    Inventories                                                  145,285               129,451
    Deferred income taxes                                         11,304                10,005
    Other current assets                                          16,854                14,080
                                                             -----------           -----------
        Total current assets                                     388,597               350,569
                                                             -----------           -----------

Property, plant and equipment, at cost                           622,118               587,331
    Less accumulated depreciation                               (411,111)             (383,002)
                                                             -----------           -----------
                                                                 211,007               204,329
                                                             -----------           -----------

Goodwill, net of accumulated amortization                        508,743               391,947
Other intangibles, investments and other assets                  109,749                83,161
                                                             -----------           -----------
        Total assets                                         $ 1,218,096           $ 1,030,006
                                                             ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                              $   152,906           $   110,422
    Accounts payable                                              88,687                81,108
    Accruals                                                      97,369                69,890
                                                             -----------           -----------
        Total current liabilities                                338,962               261,420

Long-term debt                                                   310,105               279,636

Deferred income taxes                                             47,489                41,233

Other long-term liabilities                                       30,654                27,536

Stockholders' equity:
  Common stock                                                       344                   339
  Capital in excess of par value                                  25,463                14,045
  Retained earnings                                              522,069               464,731
  Accumulated other comprehensive losses                         (27,427)              (34,719)
  Treasury stock                                                 (29,563)              (24,215)
                                                             -----------           -----------
                                                                 490,886               420,181
                                                             -----------           -----------
        Total liabilities and stockholders' equity           $ 1,218,096           $ 1,030,006
                                                             ===========           ===========

                             See accompanying notes.

                                   AMETEK, Inc.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                 -----------------------------
                                                                                   2003                2002
                                                                                 ---------           ---------
Cash provided by (used for):

  Operating activities:
   Net income                                                                    $  63,452           $  62,371
     Adjustments to reconcile net income to total operating activities:
       Depreciation and amortization                                                25,961              24,542
       Deferred income taxes                                                         5,120                 738
       Net change in assets and liabilities                                         13,746              (1,911)
       Other                                                                          (199)             (5,444)
                                                                                 ---------           ---------
       Total operating activities                                                  108,080              80,296
                                                                                 ---------           ---------

  Investing activities:
    Additions to property, plant and equipment                                     (13,505)            (12,700)
    Purchase of businesses                                                        (163,183)                  -
    Other                                                                            1,969              (3,355)
                                                                                 ---------           ---------
      Total investing activities                                                  (174,719)            (16,055)
                                                                                 ---------           ---------

  Financing activities:
    Net change in short-term borrowings                                             44,215             (31,976)
    Additional long-term borrowings                                                 76,223                   -
    Reduction of  long-term debt                                                   (47,769)            (23,723)
    Repurchases of common stock                                                     (5,848)             (7,346)
    Cash dividends paid                                                             (6,115)             (5,922)
    Proceeds from stock options                                                      9,259               8,856
                                                                                 ---------           ---------
      Total financing activities                                                    69,965             (60,111)
                                                                                 ---------           ---------

 Increase in cash and cash equivalents                                               3,326               4,130

Cash and cash equivalents:
  As of January 1                                                                   13,483              14,139
                                                                                 ---------           ---------

  As of September 30                                                             $  16,809           $  18,269
                                                                                 =========           =========

                             See accompanying notes.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

Note 1 - Financial Statement Presentation

         The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2003, and the consolidated results of its operations and cash flows for the three and nine-month periods ended September 30, 2003 and 2002 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. Certain amounts appearing in the prior year's financial statements have been reclassified to conform to the current year's presentation. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company's annual report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Note 2 - Recent Accounting Pronouncements

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of its voting interest. A variable interest entity is generally defined as an entity which does not have the characteristics of a controlling financial interest, or does not have sufficient equity for the entity to finance its own activities without additional financial support from other parties, or whose owners lack risk and reward ownership. FIN No. 46 also has a disclosure requirement for all variable interest entities of a company, even if the company is not the primary beneficiary. In October 2003, the FASB deferred the effective date for applying the provisions of FIN No. 46. For the Company, the effective date for applying FIN No. 46 was changed from July 1, 2003 to December 31, 2003. The Company is continuing to evaluate the effects of adopting FIN No. 46.

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

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

         Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN No. 45") for guarantees issued or modified after December 31, 2002. FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company does not provide significant guarantees on a routine basis. As a result, the adoption of FIN No. 45 did not have an impact on the Company's financial statements. The disclosures required by FIN No. 45, is included in Note 10, of this Report, "Guarantees."

         Effective July 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for classification of certain freestanding financial instruments that have characteristics of both liabilities and equity. It also requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no effect on the Company's consolidated results of operations, financial position, or cash flows.

Note 3 - Earnings Per Share

         The calculation of basic earnings per share for the three and nine-month periods ended September 30, 2003 and 2002 is based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

                                               Weighted average shares (In thousands)
                                               --------------------------------------
                                Three months ended  September  30, Nine months ended  September 30,
                                -------------------------------------------------------------------
                                       2003            2002            2003            2002
                                       ----            ----            ----            ----
Basic shares                          33,237          32,926          33,036          32,906
Stock option and award plans             624             640             658             717
                                      ------          ------          ------          ------
Diluted shares                        33,861          33,566          33,694          33,623
                                      ======          ======          ======          ======

Note 4 - Acquisitions

         In January 2003, the Company acquired Airtechnology Holdings Limited (Airtechnology) from Candover Partners Limited, for approximately 50 million British pounds sterling, or about $80 million in cash. Airtechnology is a supplier of motors, fans and environmental control systems for the aerospace and defense markets. Airtechnology generated sales of approximately 29 million British pounds sterling, or $46 million in 2002. Airtechnology is a part of the Company's Electromechanical Group.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

         Effective February 28, 2003, the Company acquired Solidstate Controls, Inc. (SCI) from the Marmon Industrial Companies LLC for approximately $34 million in cash, subject to adjustment. SCI is a leading supplier of uninterruptible power supply systems for the process and power generation industries. SCI generated sales of approximately $45 million in 2002. SCI is a part of the Company's Electronic Instruments Group.

         Effective August 28, 2003, the Company acquired Chandler Instruments Company, LLC. (Chandler Instruments), for approximately $49 million in cash, subject to adjustment. Chandler Instruments is a leading manufacturer of high-quality measurement instrumentation for the oil and gas industry. Chandler Instruments generated sales of approximately $26 million in 2002. Chandler Instruments is a part of the Company's Electronic Instruments Group.

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

         The acquisitions have been accounted for using the purchase method in accordance with SFAS No. 141, "Business Combinations." The following table presents the tentative allocation of the aggregate purchase price for the 2003 acquisitions based on their estimated fair values:

                                               In millions
                                               -----------
Net working capital                             $    9.4
Property, plant and equipment                       13.9
Goodwill                                           113.3
Other intangible assets                             26.6
                                                --------
Total net assets                                $  163.2
                                                ========

         The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in high-end technical motors through Airtechnology, the process and power generation industries through SCI and the oil and gas production and refining markets through Chandler Instruments.

         Of the $26.6 million in other intangible assets, $10.7 million was assigned to intangibles with estimated remaining amortizable lives of up to 15 years. The remaining $15.9 million was assigned to infinite-lived intangibles other than goodwill.

         The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired with the new businesses. Therefore, the allocation of purchase price to these acquisitions is subject to revision.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

         The following table provides pro forma results of operations for the periods noted below, as if the acquisitions had been made as of January 1, 2002. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions had been completed on the date indicated. Pro forma net sales, net income and diluted earnings per share would not have been materially different than the amounts reported in the consolidated statement of income for the three and nine-month periods ended September 30, 2003.

                                              Pro Forma Results of Operations
                                              (In millions, except per share)
                                      --------------------------------------------------
                                         Three months                    Nine months
                                             ended                          ended
                                      September 30, 2002              September 30, 2002
                                      -------------------             ------------------
Net sales                                   $281.5                          $865.7
Net income                                  $ 22.0                          $ 64.9
Diluted earnings per share                  $ 0.66                          $ 1.93

Note 5 - Goodwill

         The balance of goodwill as of September 30, 2003 and December 31, 2002 was $508.7 million and $391.9 million, respectively. Goodwill by segment at the respective dates was (in millions):

                                                September 30, 2003             December 31, 2002
                                                ------------------             -----------------
Electronic Instruments Group                         $316.1                          $244.1
Electromechanical Group                               192.6                           147.8
                                                     ------                          ------
   Total                                             $508.7                          $391.9
                                                     ======                          ======

         The increase in goodwill since December 31, 2002 relates primarily to the three acquisitions previously discussed, and the translation effect of changes in foreign currency exchange rates during the period.

Note 6 - Inventories

         The estimated components of inventory stated at lower of LIFO cost or market are:

                                                     (In thousands)
                                             ------------------------------
                                             September 30,     December 31,
                                                 2003              2002
                                               --------          --------
Finished goods and parts                       $ 33,554          $ 26,819
Work in process                                  37,418            33,054
Raw materials and purchased parts                74,313            69,578
                                               --------          --------
                                               $145,285          $129,451
                                               ========          ========

         Inventory increased $15.8 million from December 31, 2002 to September 30, 2003. Inventory acquired with the three new businesses, previously discussed, was the reason for the increase.

Note 7 - Comprehensive Income

         Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and distributions to stockholders.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

         The following table presents comprehensive income for the three and nine-month periods ended September 30, 2003 and 2002 (In thousands):

                                                             Three months ended                     Nine months ended
                                                                September 30,                         September 30,
                                                                -------------                         -------------
                                                           2003               2002               2003              2002
                                                           ----               ----               ----              ----
Net income                                               $ 21,918           $ 21,381           $ 63,452          $ 62,371
Foreign currency translation adjustment                    (1,505)              (105)             6,525             4,870
Unrealized (loss) gain on marketable securities               (38)            (1,550)               768            (1,413)
                                                         --------           --------           --------          --------
         Total comprehensive income                      $ 20,375           $ 19,726           $ 70,745          $ 65,828
                                                         ========           ========           ========          ========

Note 8 - Segment Disclosure

         The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

         Since December 31, 2002, there were no changes in the basis of segmentation, or in the measurement of segment operating results. Identifiable assets of reportable segments at September 30, 2003, compared with December 31, 2002 are shown in the following table:

                                              (In thousands)
                                     September 30,       December 31,
                                         2003                2002
                                     ------------        ------------
Electronic Instruments Group          $  598,515          $  507,358
Electromechanical Group                  518,290             427,630
                                      ----------          ----------
      Total segments                   1,116,805             934,988
Corporate                                101,291              95,018
                                      ----------          ----------
      Total consolidated              $1,218,096          $1,030,006
                                      ==========          ==========

         The primary reason for the increase in segment identifiable assets was due to the three acquisitions made in 2003.

         Operating information relating to the Company's reportable segments for the three and nine-month periods ended September 30, 2003 and 2002 can be found in the table on page 13 in the Management's Discussion and Analysis section of this Report.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

Note 9 - Pro Forma Stock-Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans, which recognizes expense based on the intrinsic value at the date of grant. Since stock options have been issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense has resulted. Had the Company accounted for stock options in accordance with the fair value method prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company would have reported the following pro forma results for the three and nine months ended September 30, 2003 and 2002:

                                                                        (In thousands, except per share data)
                                                      Three months ended September 30,          Nine months ended September 30,
                                                      --------------------------------          -------------------------------
                                                         2003                 2002                 2003                 2002
                                                         ----                 ----                 ----                 ----
Net Income
 Net income, as reported                              $   21,918           $   21,381           $   63,452           $   62,371
 Add: Stock-based employee compensation
    expense included in reported net income,
    net of tax                                             2,119                  153                2,425                  459
 Deduct: Total stock-based compensation
   expense determined under the fair value
   based method for all awards, net of tax                (3,107)              (1,032)              (5,100)              (2,893)
                                                      ----------           ----------           ----------           ----------
 Pro forma net income                                 $   20,930           $   20,502           $   60,777           $   59,937
                                                      ==========           ==========           ==========           ==========

 Net income per share
  Basic:
   As reported                                        $     0.66           $     0.65           $     1.92           $     1.90
   Pro forma                                          $     0.63           $     0.62           $     1.84           $     1.82
  Diluted:
   As reported                                        $     0.65           $     0.64           $     1.88           $     1.86
   Pro forma                                          $     0.62           $     0.62           $     1.83           $     1.80

Note 10 - Guarantees

         The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary's stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. The maximum amount of future payment obligations relative to these various guarantees was approximately $40.0 million, and the outstanding liabilities under those guarantees was approximately $26.0 million, which is recorded in the accompanying balance sheet at September 30, 2003. These guarantees expire in 2003 through 2006.

                                  AMETEK, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

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

         The change in the carrying amount of the Company's accrued product warranty obligation from December 31, 2002 to September 30, 2003 was as follows (in thousands):

Balance as of December 31, 2002                            $ 6,432
Accruals for warranties issued during the period             3,769
Settlements made during the period                          (4,253)
Changes in liability for pre-existing warranties,
  including expirations during the period                     (330)
Warranty accruals related to 2003 acquisitions               1,299
                                                           -------
Balance as of September 30, 2003                           $ 6,917
                                                           =======

         Certain settlements of warranties made during the period were for specific non-recurring warranty obligations.

                                  AMETEK, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                  The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:

                                                       Three months ended September 30,         Nine months ended September 30,
                                                       --------------------------------         -------------------------------
                                                           2003                2002                2003                2002
                                                         ---------           ---------           ---------           ---------
                                                                                 (Dollars in thousands)
Net sales
         Electronic Instruments                          $ 138,978           $ 134,726           $ 409,942           $ 406,835
         Electromechanical                                 128,803             122,269             402,240             381,144
                                                         ---------           ---------           ---------           ---------
           Consolidated net sales                        $ 267,781           $ 256,995           $ 812,182           $ 787,979
                                                         =========           =========           =========           =========
Operating income and income before income taxes
         Electronic Instruments                          $  24,886           $  22,826           $  66,753           $  64,442
         Electromechanical                                  21,640              19,549              65,131              61,986
                                                         ---------           ---------           ---------           ---------
           Total segment operating income                   46,526              42,375             131,884             126,428
          Corporate and other                               (7,047)             (4,315)            (16,988)            (14,230)
                                                         ---------           ---------           ---------           ---------
           Consolidated operating income                    39,479              38,060             114,896             112,198
         Interest and other expenses, net                   (6,299)             (6,766)            (20,365)            (20,153)
                                                         ---------           ---------           ---------           ---------
             Consolidated income
             before income taxes                         $  33,180           $  31,294           $  94,531           $  92,045
                                                         =========           =========           =========           =========

         Operations for the third quarter of 2003 compared with the third quarter of 2002

         Net sales for the third quarter of 2003 were $267.8 million, an increase of $10.8 million, or 4.2%, compared with the third quarter of 2002 net sales of $257.0 million. Favorable foreign currency translation effects represented approximately $4.3 million of the sales increase. Net sales for the Electronic Instruments Group (EIG) increased $4.3 million or 3.2% for the third quarter of 2003, primarily due to the first quarter 2003 acquisition of Solidstate Controls (SCI) and the third quarter 2003 acquisition of the Chandler Instruments business, partially offset by weakness in the aerospace, power and heavy-vehicle markets. Net sales for the Electromechanical Group (EMG) were up $6.5 million or 5.3% in the third quarter of 2003 primarily driven by the first quarter 2003 acquisition of the Airtechnology business, partially offset by a decline in sales of specialty motors and continued weak market conditions in the domestic floor care markets. The European motor market continues to be strong. Sales by the Company's base businesses (businesses other than the 2003 acquisitions), in the third quarter of 2003 showed a 5.4% reduction when compared with the same period in 2002, primarily due to the economic slowdown impacting the manufacturing sector. International sales were $114.0 million, or 42.6% of consolidated sales, in the third quarter of 2003, compared with $81.2 million or 31.6% of consolidated sales in the same period of 2002, an increase of $32.8 million, or 40.4%. International sales by the businesses acquired in 2003 primarily accounted for the increase.

                                  AMETEK, Inc.

Segment operating income for the third quarter of 2003 was $46.5 million, an increase of $4.2 million or 9.8% from $42.4 million in the third quarter of 2002. Segment operating income, as a percentage of sales, increased to 17.4% of sales in the third quarter of 2003 from 16.5% of sales in the third quarter of 2002. The increase in segment operating income resulted from the profit contributions generated by the 2003 acquisitions, as well as the Company's operational excellence initiatives, including continued movement of manufacturing to low-cost locales and other cost reduction programs. Partially offsetting the increase in segment operating income was the impact of lower sales by the Company's base businesses, and a $3.0 million increase in pension costs, general business insurance and medical insurance expenses in the third quarter of 2003 when compared with the third quarter of 2002.

Selling, general and administrative expenses were $30.1 million in the third quarter of 2003, an increase of $4.0 million or 15.3%, when compared with the third quarter of 2002. Selling expenses, as a percentage of sales, were 8.6% in the third quarter of 2003, relatively unchanged from the same period in 2002. Lower selling expenses from the Company's base businesses was more than offset by selling expenses from the acquired businesses. Recent acquisitions of differentiated businesses have had a higher content of selling expenses. Thereby, mitigating the cost reduction benefit in the base businesses.

Corporate administrative expenses for the third quarter of 2003 were $7.0 million, an increase of $2.7 million or 62.3% when compared with the same period in 2002. The increase was primarily the result of a $2.1 million one-time, non-cash expense reflecting the accelerated recognition of deferred compensation expense related to the vesting of restricted stock granted to the Company's Chairman and Chief Executive Officer. Corporate expenses represented 2.6% of sales for the third quarter of 2003 versus 1.7% for the same period in 2002. The remainder of the third quarter 2003 corporate expense increase was due to the impact of higher insurance and pension costs.

After deducting corporate expenses, consolidated operating income totaled $39.5 million, or 14.7% of sales for the third quarter of 2003, compared with $38.1 million, or 14.8% of sales for the third quarter of 2002, an increase of $1.4 million, or 3.7%.

Interest expense increased to $6.5 million in the third quarter of 2003, from $6.2 million for the same quarter of 2002. The increase was a result of higher average debt levels to fund the 2003 acquisitions, partially offset by lower interest rates. Other income was $0.2 million in the third quarter of 2003, compared with other expenses of $0.6 million in the same quarter of 2002. This $0.8 million change resulted primarily from higher investment income in the current third quarter.

The effective tax rate for the third quarter of 2003 was 33.9% compared with 31.7% for the same period in 2002. The higher tax rate in 2003 is primarily due to the non-deductibility of the $2.1 million non-cash expense for the acceleration of deferred compensation expense, discussed above.

Net income for the third quarter of 2003 totaled $21.9 million, an increase of 2.5% from $21.4 million in the third quarter of 2002. Diluted earnings per share were $0.65, an increase of $.01 when compared with the same quarter of 2002. Net income for the third quarter of 2003 was reduced by $2.1 million, or $0.06 per diluted share, resulting from the one-time charge for accelerated recognition of the deferred compensation expense, discussed previously.

                                  AMETEK, Inc.

Segment Results

Electronic Instruments Group (EIG) net sales totaled $139.0 million in the third quarter of 2003, an increase of $4.3 million or 3.2% from the same quarter of 2002. The sales increase was due to the acquisition of the SCI and Chandler Instruments businesses. Favorable foreign currency translation impacts of approximately $1.4 million also benefited this Group, partially offset by weakness in the aerospace, power and heavy-vehicle markets. Heavy-vehicle sales for the third quarter of 2002 were unusually high due to truck purchases made in advance of more stringent federal emission standards, which were expected to and became effective in the fourth quarter of 2002. Sales by the Group's base businesses for the third quarter of 2003 decreased 5.8% when compared with the same period in 2002.

Operating income of EIG was $24.9 million for the third quarter of 2003, an increase of $2.1 million or 9.0% when compared with the third quarter of 2002. The increase in operating income was primarily driven by the SCI and Chandler Instruments acquisitions, and an increase of approximately $2.0 million in pension costs and insurance expense. Operating margins were 17.9% of sales in the third quarter of 2003 compared with operating margins of 16.9% of sales in the third quarter of 2002. Group operating margins in the third quarter of 2003 increased due to the favorable effects of cost reduction initiatives and higher margins of the acquired businesses.

Electromechanical Group (EMG) net sales totaled $128.8 million in the third quarter 2003, an increase of $6.5 million or 5.3% from the same quarter in 2002. The sales increase was primarily the result of the Airtechnology acquisition. Favorable currency translation impacts of approximately $2.9 million also improved sales, partially offset by lower sales of specialty motors and continued weak market conditions in the domestic floor-care market. Sales by base businesses in this Group showed a decline of 4.9% when compared with the third quarter of 2002.

Operating income of EMG was $21.6 million for the third quarter of 2003, an increase of $2.1 million or 10.7%, from the $19.5 million in the third quarter of 2002. The increase in operating income was primarily the result of the Airtechnology acquisition, partially offset by the effect of the lower sales by the Group's base businesses and higher benefit costs. Group operating income as a percentage of sales for the third quarter of 2003 was 16.8%, compared with a 16.0% margin in the third quarter of 2002.

Operations for the first nine months of 2003 compared with the first nine months of 2002.

In the first nine months of 2003, the economic slowdown continued to impact many of the Company's businesses. Net sales for the first nine months of 2003 were $812.2 million, an increase of $24.2 million, when compared with net sales of $788.0 million reported for the first nine months of 2002. The acquisition of new businesses and favorable foreign currency translation effects, reduced by lower sales by base businesses accounted for the sales increase. Sales by the Company's base businesses for the first nine months of 2003 declined by 4.5% when compared with the same period in 2002. EIG's net sales increased to $409.9 million, an increase of $3.1 million or 0.8%, when compared to the first nine months of 2002. EIG's sales increase was driven by the first quarter acquisition of SCI and the third quarter acquisition of Chandler Instruments, strength in the Group's high-end analytical instrumentation businesses and favorable foreign currency translation impacts, partially offset by weak market conditions in the aerospace and power markets.

                                  AMETEK, Inc.

EMG's net sales increased $21.1 million or 5.5% to $402.2 million for the first nine months of 2003 primarily from the Airtechnology acquisition and favorable currency translation impacts, partially offset by a decline in the specialty motors market as well as continued weakness in the domestic floor-care market. The Company's European motor business continues to be strong. International sales were $344.1 million, or 42.4% of consolidated sales, for the nine months ended September 30, 2003, compared to $264.9 million, or 33.6% of consolidated sales, for the comparable period in 2002, an increase of $79.2 million, or 30.0%. The 2003 acquisitions primarily accounted for the increase in international sales.

New orders for the nine months ended September 30, 2003 were $856.6 million, compared with $757.7 million for the same period in 2002, an increase of $98.9 million, or 13.1%. The Company's backlog of unfilled orders at September 30, 2003 was $285.3 million, compared with $240.9 million at December 31, 2002. The increase in orders and backlog resulted primarily from the three acquisitions made in 2003.

Segment operating income for the first nine months of 2003 was $131.9 million, an increase of $5.5 million, or 4.3% compared with the same period in 2002. The increase was the result of the profit contribution from the 2003 acquisitions, as well as the Company's operational excellence initiatives, including continued movement of manufacturing to low-cost locales and other ongoing cost reduction programs. Partially offsetting the segment operating income increase was the impact of lower sales by the Company's base businesses, and a $7.3 million increase in pension costs, general business insurance and medical expenses in the first nine months of 2003 when compared with the same period of 2002. Higher levels of these costs and expenses are expected to continue through the remainder of 2003.

Selling, general and administrative expenses were $85.7 million for the first nine months of 2003, an increase of $4.8 million or 5.9%, when compared with the same period in 2002. Selling expenses, as a percentage of sales, were 8.5%, essentially unchanged, when compared with the same period in 2002. Lower selling expense by the Company's base businesses was more than offset by selling expense from the acquired businesses. Recent acquisitions of differentiated businesses have had a higher content of selling expenses. Thereby, mitigating the cost reduction benefit in the base businesses.

Corporate expenses were $16.9 million for the first nine months of 2003, which is an increase of $2.9 million when compared with the same period in 2002. As a percentage of sales, such expenses increased to 2.1% compared with 1.8% in same period in 2002. The increase was the result of a $2.1 million one-time, non-cash expense reflecting the accelerated recognition of deferred compensation expense related to the third quarter 2003 vesting of restricted stock granted to the Company's Chairman and Chief Executive Officer, along with higher insurance and pension costs, which were partially offset by the continuing cost reductions, noted above.

Consolidated operating income was $114.9 million, an increase of $2.7 million or 2.4% when compared with the same period in 2002. This represents an operating margin of 14.1% for the first nine months of 2003 compared with 14.2% for the same period in 2002.

                                  AMETEK, Inc.

Interest expense was $19.4 million for the first nine months of 2003, essentially unchanged when compared with the first nine months of 2002. Higher average debt levels to fund the 2003 acquisitions were essentially offset by strong operating cash inflow and lower average interest rates. Other expenses were $0.9 million for the first nine months of 2003, slightly higher than $0.7 million for the same period of 2002.

The effective tax rate for the first nine months of 2003 was 32.9%, compared with 32.2% for the first nine months of 2002. The higher tax rate in 2003 is primarily due to the non-deductibility of the $2.1 million non-cash expense for the acceleration of deferred compensation expense, discussed previously.

Net income for the first nine months of 2003 was $63.5 million, or $1.88 per share on a diluted basis, compared with net income of $62.4 million, or $1.86 per diluted share for the first nine months of 2002. Net income for the first nine months of 2003 was reduced by $2.1 million, or $0.06 per diluted share, resulting from the one-time charge for accelerated recognition of the deferred compensation expense discussed previously.

Segment Results

Electronic Instruments Group (EIG) net sales were $409.9 million for the first nine months of 2003, an increase of $3.1 million or 0.8% compared with the same period of 2002. The sales increase for the first nine months was driven by the 2003 acquisitions of SCI and Chandler Instruments, strength in the Group's high-end analytical instrumentation businesses and $5.1 million in favorable foreign currency translation impact, partially offset by weakness in the aerospace and power markets. EIG's sales by its base businesses for the first nine months of 2003 were 5.9% lower when compared with the same period in 2002.

EIG's operating income for the first nine months of 2003 totaled $66.8 million, an increase of $2.3 million or 3.6% compared with the first nine months of 2002. The improvement was driven by the SCI and Chandler Instruments acquisitions, noted above, and strength in the Group's high-end analytical instrumentation businesses, and an increase of approximately $5.4 million in pension costs and insurance expenses, noted above.

Operating margins were 16.3% of sales in the first nine months of 2003 compared with operating margins of 15.8% of sales in the comparable period in 2002. Higher margins in 2003 were primarily the result of continuing cost reduction initiatives and the higher margins of the acquired businesses.

In the Electromechanical Group (EMG) net sales totaled $402.2 million for the first nine months of 2003, an increase of $21.1 million or 5.5% compared with the same period in 2002. The sales increase was the result of the Airtechnology acquisition and $13.2 million in favorable foreign currency translation impact, partially offset by a decline in the specialty motors market as well as continued weakness in the domestic floor-care market. EMG sales by its base businesses decreased 2.9% from the comparable period in 2002.

                                  AMETEK, Inc.

EMG's operating income for the first nine months of 2003 was $65.1 million, an increase of $3.1 million or 5.1% when compared with the same period in 2002. The higher profit was the result of the Airtechnology acquisition, partially offset by the impact of lower sales by the Group's base businesses. Severance costs, higher benefit costs and insurance expenses also adversely affected Group operating income. Operating margins for the first nine months of 2003 were 16.2%, a slight decrease when compared with 16.3% for the comparable period in 2002.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided by operating activities totaled $108.1 million in the first nine months of 2003, compared with $80.3 million for the same period in 2002, an increase of $27.8 million. The increase in operating cash flow was primarily the result of continued strong working capital management and lower required tax payments for the first nine months of 2003.

Cash used for investing activities totaled $174.7 million in the first nine months of 2003, compared with $16.1 million used in the same period of 2002. The Company's acquisitions of the Airtechnology, Solidstate Controls and Chandler Instruments businesses in the first nine months of 2003 used $163.2 million of cash. No acquisitions were made in the comparable period in 2002. Additions to property, plant and equipment in the first nine months of 2003 totaled $13.5 million, compared with $12.7 million in the same period in 2002.

Cash provided by financing activities in the first nine months of 2003 totaled $70.0 million, compared with cash used for financing activities of $60.1 million in the same period of 2002. In the first nine months of 2003, net short-term borrowings increased by $44.2 million, compared with a decrease of $32.0 million in 2002. The 2003 increase includes a reclassification of $80.0 million from long-term debt in the third quarter of 2003. Long-term borrowings in the first nine months of 2003 increased $76.2 million and includes additional borrowings of British Pound Sterling to provide a natural hedge of the Company's investment in Airtechnology. The proceeds from the additional long-term borrowings were used to repay borrowings under the Company's revolving credit agreement. The net increase in total borrowings in 2003 was used to finance the three acquisitions, mentioned above. At September 30, 2003, the Company had $210.6 million in unused borrowing commitments. Cash proceeds from the exercise of employee stock options totaled $9.3 million in the first nine months of 2003, compared with $8.9 million for the same period of 2002. Repurchases of Company common stock for the first nine months of 2003 totaled $5.8 million for 190,000 shares, compared with $7.3 million for 236,900 shares purchased in the same period in 2002.

In March 2003, the Company's Board of Directors authorized a new $50 million share repurchase program, adding to the $2.5 million remaining balance from the 1998 program. Under the 1998 program, $47.5 million was used for share repurchases. As of September 30, 2003, $46.7 million was available for future share repurchases.

As a result of the activities discussed above, the Company's cash and cash equivalents at September 30, 2003 totaled $16.8 million, compared with $13.5 million at December 31, 2002. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

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

Item 4. Controls and Procedures

As of the end of the quarter ended September 30, 2003, management, including the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report.

There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                  AMETEK, Inc.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)     Exhibits:
        Exhibit
        Number                             Description
        ------                             -----------
         31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K: In the quarter ended September 30, 2003, the Company filed Current Reports on Form 8-K dated August 20, 2003, and September 3, 2003. The reports were filed under Item 5. Other Events. The August 20, 2003 report announced that restricted stock granted to the Company's Chairman and Chief Executive Officer had vested. The September 3, 2003 report announced the acquisition of Chandler Instruments Company, LLC.

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

November 6, 2003