Form 10-K
period 2003-12-31
AMETEK INC/
filed 2004-03-12
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file number 1-12981

AMETEK, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1682544 (I.R.S. Employer Identification No.)

37 North Valley Road, Paoli, PA (Address of principal executive offices)	19301 (Zip Code)

Registrant’s telephone number, including area code:

(610) 647-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value (voting)	New York Stock Exchange Pacific Exchange, Inc.
7.20% Senior Notes due 2008	None

Securities registered pursuant to Section 12(g) of the Act:

NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☒ Yes  ☐ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was $1,210,820,087, the last business day of registrant’s most recently completed second fiscal quarter.

      The number of shares of common stock outstanding as of February 27, 2004, was 67,166,216.

Documents Incorporated By Reference

      Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 18, 2004.

AMETEK, Inc.

2003 Form 10-K Annual Report

PART I

Item 1.	Business

General Development of Business

      AMETEK, Inc. (“AMETEK” or the “Company”) is incorporated in Delaware. Its predecessor was originally incorporated in Delaware in 1930 under the name of American Machine and Metals, Inc. The Company maintains its principal executive offices in suburban Philadelphia, PA at 37 North Valley Road, Paoli, PA 19301. AMETEK is a leading global manufacturer of electronic instruments and electric motors with operations in North America, Europe, Asia, and South America. The Company is listed on the New York Stock Exchange and the Pacific Stock Exchange (symbol: AME). AMETEK is a component of the Russell 1000 and the S&P MidCap 400 indices.

Website Access to Information

      The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s Internet website at www.ametek.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. In advance of its 2004 annual shareholders meeting, the Company will post, free of charge, to the investor information portion of its website, its corporate governance guidelines, board committee charters and codes of ethics.

Recent Developments

      Stock Split. On January 27, 2004, the Company’s Board of Directors approved a two-for-one split of its common stock, distributed on February 27, 2004, to shareholders of record on February 13, 2004. By splitting its common stock, the Company expects to broaden the stock’s marketability and improve its trading liquidity. All share and per share information included in this Form 10-K is presented on a post-stock split basis.

      Dividend Increase. On January 27, 2004, the Company’s Board of Directors approved a 100% increase to its quarterly cash dividend on its common stock, to an indicated annual rate of $0.24 per share on a post-stock split basis. The first increased quarterly dividend is payable on March 26, 2004 to shareholders of record on March 12, 2004.

      Long-Term Incentive Compensation Plan Change. Beginning in 2004, the Company adopted a change in the composition of its long-term compensation plan. The long-term incentive plan for officers of the Company and other senior management personnel will be composed of approximately 50% restricted stock and 50% stock options for new awards, rather than primarily stock options as it had been previously. This change will result in the Company expensing approximately one-half of its future long-term compensation awards under current accounting rules. The Company believes this new arrangement will enhance the Company’s ability to attract and retain management talent.

      Financing. On February 27, 2004, the Company announced that it had amended its $300 million Revolving Credit Facility to extend the expiration date from September 2006 to February 2009. The new 5-year term of this Credit Facility provides the Company with increased flexibility to support its growth plans including its successful acquisition strategy. Other key terms of the Credit Facility were unchanged.

Products and Services

      The Company markets its products worldwide through two operating groups, the Electronic Instruments Group (“EIG”) and the Electromechanical Group (“EMG”). EIG builds technologically advanced monitoring, testing, and calibration instruments and display devices for the process, aerospace, industrial and power markets. The Company believes that EMG is the world’s largest manufacturer of air-moving electric motors for vacuum cleaners and other floor care products and is a prominent producer of brushless air-moving motors for aerospace, mass-transit, medical and office product markets. EMG also produces specialty metals for automotive, consumer, electronics, telecommunications and other markets and offers switches for motive and stationary power systems. The Company continues to grow through strategic acquisitions primarily focused on differentiated niche markets in instrumentation, technical motors and specialty metals.

Competitive Strengths

      Management believes that the Company has several significant competitive advantages that assist it in sustaining and enhancing its market positions. Its principal strengths include:

      Significant Market Share. AMETEK maintains significant share in many of its targeted niche markets because of its ability to produce and deliver high-quality products at competitive prices. In EIG, the Company maintains significant market positions in many niche segments within the aerospace, process, industrial, analytical and power instrumentation markets. In EMG, the Company believes it is the largest manufacturer of air-moving electric motors for the global floor care market. It also believes that its significant market share along with its new and expanded low-cost motor manufacturing plants allows it to capitalize on new market opportunities and expand its electromechanical product lines.

      Technological and Development Capabilities. AMETEK believes it has certain technological advantages over its competitors that allow it to develop innovative products and maintain leading market positions. Historically, the Company has grown by extending its technical expertise into the manufacture of customized products for its customers as well as through strategic acquisitions. EIG competes primarily on the basis of product innovation in several highly specialized instrumentation markets, including process measurement, heavy-vehicle dashboard and aerospace instruments. An example of EIG’s ability to take a technical innovation developed for one market into a related market was the leveraging of its core competency in jet engine temperature sensors in developing similar products for power generation applications, particularly land-based gas turbines. EMG focuses on low-cost design and manufacturing, while enhancing motor-blower performance through advances in power, efficiency, lighter weight and quieter operation. The Company believes that EMG’s leadership in motor technology has allowed it to develop a range of product features for its motors and motor-blowers that continue to create new market opportunities for its products.

      Efficient and Low-Cost Manufacturing Operations. AMETEK has motor manufacturing plants in China, the Czech Republic, Mexico and Brazil to lower its costs and achieve strategic proximity to its customers, providing the opportunity to increase international sales and market share in EMG. Certain of the Company’s electronic instrument businesses are relocating manufacturing operations to low-cost locales. Furthermore, strategic acquisitions and joint ventures in Europe, North America and Asia have resulted in additional cost savings and synergies through the consolidation of operations, product lines and distribution channels that benefit both operating groups.

      Experienced Management Team. Another key component of AMETEK’s success is the strength of its management team and its commitment to the performance of the Company. AMETEK’s senior management has extensive experience averaging more than eighteen years with the Company, and is financially committed to the Company’s success through Company-established stock ownership guidelines based on a set of salary multiples.

Business Strategy

      AMETEK’s objectives are to increase the Company’s earnings and financial returns through a combination of operational and financial strategies. Those operational strategies include business acquisitions and cost-reduction programs designed to achieve double-digit annual percentage growth in earnings per share and a superior return on total capital. To support those operational objectives, financial initiatives have been, or may be, undertaken, including public and private debt or equity issuance, bank debt refinancing, local-source financing in certain foreign countries, accounts receivable securitization and share repurchases. AMETEK’s commitment to earnings growth is reflected in its continued implementation of cost-reduction programs designed to offset the impact of a difficult economic environment and achieve the Company’s long-term best-cost objectives.

      AMETEK’s Corporate Growth Plan consists of four key strategies:

      Strategic Acquisitions and Alliances. The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired businesses. Since the beginning of 2001, to the date of this report, the Company has completed six acquisitions with annualized sales totaling approximately $270 million, including 2003 acquisitions representing approximately $120 million in annualized revenues (see “Recent Acquisitions”). Those acquisitions have enhanced AMETEK’s position in analytical instrumentation, technical motors, electromechanical products and electrical power instruments and systems. Through these and prior acquisitions, the Company’s management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue this acquisition strategy.

      Global and Market Expansion. AMETEK’s largest international presence is in Europe, where it has operations in Denmark, Italy, Germany, the Czech Republic, the United Kingdom, France, Austria and the Netherlands. These operations provide design and engineering capability, product line breadth, enhanced European distribution channels, and low-cost production for both electronic instruments and electromechanical devices. AMETEK has a leading market position in European floor care motors and a significant presence in many of its instrument businesses. It has grown sales in Latin America and Asia by building and expanding low-cost electric motor and instrument plants in Reynosa, Mexico, and motor manufacturing plants near Sao Paulo, Brazil and in Shanghai, China. It also continues to achieve geographic expansion and increased market expansion in Asia through joint ventures in China, Taiwan, Japan and South Korea and a direct sales and marketing presence in Singapore, Japan, China, Taiwan and Hong Kong.

      New Product Development. Through its new product development efforts, AMETEK seeks to improve its existing market positions and enter complementary markets.

      Among the new products introduced by EIG in 2003 are the DetectiveTM and Detective-EX TM advanced portable nuclear detection systems. These high-performance, high-resolution systems are part of a suite of technologies that is being developed by AMETEK to detect potentially dangerous radioactive materials at border crossings, cargo ship docks and transportation terminals.

      In 2003, EIG also launched the ProMaxionTM process mass spectrometer that provides pharmaceutical manufacturers with continuous, real-time monitoring and control of pharmaceutical manufacturing processes. The ProMaxion places AMETEK at the forefront of the U.S. Food and Drug Administration’s drive for improved pharmaceutical process analysis.

      EIG also launched the UniScanTM and IntelliScanTM families of continuous ultrasonic devices in 2003, which represent the next generation in continuous level measurement for process and industrial markets.

      During 2003, EMG introduced a premium line of WINDJAMMER® brushless blowers that feature the latest electronic control technology. The new Intelligen WINDJAMMER premium BLDC blower incorporates a state-of-the-art microprocessor control and digital signal processor technology allowing designers both increased flexibility for direct customization by application and a more precise control system.

      In Global Floor Care Motors, AMETEK partnered with leading floor care equipment manufacturers on further enhancements to its line of Acustek® Plus low-noise commercial vacuum motors. The patented Acustek Plus design features a unique air inlet and air diffusion system that greatly reduces working noise levels.

      Operational Excellence. Operational Excellence is AMETEK’s keystone strategy for improving profit margins and strengthening the Company’s competitive position across its businesses. Through its Operational Excellence strategy, the Company seeks to reduce production costs and improve its market positions. The strategy has played a key role in achieving synergies from newly acquired companies. AMETEK believes that Operational Excellence’s focus on flow manufacturing and its emphasis on team building and a participative management culture have enabled the Company to improve operating efficiencies and product quality, increase customer satisfaction and yield higher cash flow from operations, while significantly lowering operating and administrative costs and shortening manufacturing cycle times.

2003 Overview

Operating Performance

      In 2003, AMETEK generated sales of nearly $1.1 billion, and increased net income by 5% despite a difficult economic environment for the manufacturing sector. The Company set records for sales, operating income, net income and diluted earnings per share. This strong performance was driven primarily by the contribution of recently acquired businesses and by the Company’s continuing cost-reduction initiatives.

      AMETEK generated cash flow from operating activities during 2003 that totaled $155 million, a 49% increase from 2002. The primary contributors to that growth in cash flow were increased earnings, coupled with a continued focus on reducing operating working capital and lower contributions to the Company’s defined benefit pension plans.

Share Repurchase Program

      Early in 2003, the Company repurchased 380,000 shares of its common stock for approximately $5.8 million under a previous share repurchase program. On March 12, 2003, the Company’s Board of Directors authorized a new $50 million share repurchase program, adding to the $2.4 million remaining balance from the earlier program. As of December 31, 2003, $52.4 million was available for future share repurchases.

Recent Acquisitions

      On January 13, 2003, AMETEK acquired Airtechnology Holdings Limited (“Airtechnology”) from Candover Partners Limited for approximately 50 million British pounds sterling or approximately $80 million in cash. Airtechnology is a leading supplier of motors, fans and environmental control systems for aerospace and defense markets. It has annualized sales of 29 million British pounds sterling, or approximately $46 million. Airtechnology is part of the EMG business segment.

      Effective as of February 28, 2003, AMETEK purchased Solidstate Controls, Inc. (“Solidstate Controls”) from Marmon Industrial Companies LLC for approximately $34 million in cash. Solidstate Controls is a leading supplier of Uninterruptible Power Supply systems for the process and power generation industries. Solidstate Controls is headquartered in Columbus, Ohio, and has annualized sales of $45 million. Solidstate Controls is part of the EIG business segment.

      On August 29, 2003 AMETEK acquired Chandler Instruments Company, LLC, a leading manufacturer of high-quality measurement instrumentation for the oil and gas industry for approximately $49 million in cash. Headquartered in Tulsa, OK, Chandler Instruments has annualized sales of approximately $30 million. Chandler Instruments is part of the EIG business segment.

Financial Information about Operating Segments, Foreign Operations, and Export Sales

      Reportable segment and geographic information is shown on pages 54-56 of this report.

      The Company’s Global and Market Expansion growth strategy is subject to certain risks that are inherent in conducting business outside the United States. Those include fluctuations in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political and regulatory policies of the countries in which business is conducted.

      The Company’s foreign sales (approximately 40% of total sales in 2003) has resulted from a combination of increases in export sales of products manufactured in the United States and sales from overseas operations.

Description of Business

      The products and markets of each operating segment are described below:

EIG

      EIG applies its specialized market focus and technology to produce testing, monitoring and calibration instruments for the aerospace, power, process, and industrial markets. EIG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EIG designs products that are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including aerospace engine sensors, heavy-vehicle instrument panels, analytical instrumentation, level measurement products, power instruments and pressure gauges. It also has joint venture manufacturing operations in Japan, China and Taiwan. Approximately 36.0% of EIG’s 2003 sales were to markets outside the United States.

      EIG employs approximately 3,600 people, of whom approximately 700 are covered by collective bargaining agreements. Three of EIG’s collective bargaining agreements, which cover approximately 200 employees, will expire in 2004. The Company expects no material adverse effects from the pending labor contract negotiations. EIG has 33 manufacturing facilities: 26 in the United States, 4 in Europe, 2 in South America and 1 in Canada. EIG also shares manufacturing facilities with EMG in Mexico.

Aerospace and Power Instruments Markets and Products

      Approximately 38% of EIG sales are from aerospace and power products. AMETEK’s aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements. Its aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Acquisitions have complemented and expanded EIG’s core sensor and transducer product line, used in a wide range of industrial and aerospace applications.

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

      Among its more significant competitive advantages are EIG’s 50-plus years of experience as an aerospace supplier and its long-standing customer relationships with global commercial aircraft OEMs. Its customers are the leading producers of airframes and jet engines. It also serves the commercial aerospace aftermarket with spare part sales and repair and overhaul services.

      EIG is a leader in the development and manufacture of sensor systems for gas turbine engines and for boilers and burners used by the utility, petrochemical, process, and marine industries worldwide. That core technology initially was developed for aerospace but was adapted by AMETEK for land-based gas turbines. EIG is also a leader in the design and manufacture of power measurement and recording instrumentation used by the electric power and manufacturing industries. Those products include power transducers and meters, event and transient recorders, annunciators and alarm monitoring systems used to measure, monitor and record variables in the transmission and distribution of electric power.

      The February 2003 acquisition of Solidstate Controls brings a line of Uninterruptible Power Supply systems for the process and power generation industries to EIG.

Process Instruments Markets and Products

      Approximately 46% of EIG sales are from instruments for process measurement and analysis. These include oxygen, moisture, combustion and liquid analyzers; emission monitors; mass spectrometers; mechanical and electronic pressure sensors and transmitters; level measurement devices; and force-measurement and materials testing instrumentation. EIG’s focus is on process industries, including oil, gas and petrochemical refining, power generation, specialty gas production, water and waste treatment, natural gas distribution and semiconductor manufacture. AMETEK is the world leader in the analysis of tail gas in refinery sulfur recovery processes.

      The EDAX and IRAS businesses acquired in 2001 significantly expanded AMETEK’s position in laboratory instrumentation. EDAX manufactures and markets energy dispersive X-ray microanalysis instrumentation used in electron microscope systems to identify and quantify the elemental composition and structure of solid materials. The IRAS business greatly extended AMETEK’s capabilities in the measurement of physical properties with instruments that are used in environmental monitoring, detection of nuclear and chemical weapons, and laboratory research. IRAS also produces instrumentation for electronic signal processing and electrochemical applications. As part of the IRAS acquisition, AMETEK acquired a 49% ownership position in Seiko EG&G Co., Ltd., a joint venture that serves as the exclusive distributor of IRAS’s Ortec® product line in Japan.

      EIG’s Test & Calibration Instruments (T&CI) business manufactures a comprehensive line of force-measurement and materials testing devices in the United States and Europe. These include hand-held force measurement gauges and test stands. T&CI also provides analytical software and support services. T&CI’s products are marketed worldwide under the Chatillon, Lloyd, Erichsen, Jofra, and Davenport brand names through a global network of distributors, sales representatives, and direct sales.

      EIG is among the leading North American manufacturers of pressure gauges, a market that has been adversely affected by low-cost products manufactured offshore. EIG has addressed this issue by participating in a 50%-owned joint venture that manufactures low-cost pressure gauges in China and Taiwan, where the joint venture also markets the products, and by refocusing its domestic manufacturing on more advanced pressure measurement products.

      Chandler Instruments, acquired in August 2003, manufactures measurement instrumentation for the oil and gas industry. Chandler is a world leader in drilling and completion instruments for the oil and gas production markets. Chandler also produces vapor pressure instruments, flash point analyzers and spectrometers.

Industrial Instrumentation Markets and Products

      Approximately 16% of EIG sales are to the industrial instrumentation market.

      EIG’s Dixson business is a leading North American manufacturer of dashboard instruments for heavy trucks, and is also a major supplier of similar products for construction, agricultural, and off-road vehicles. It has a strong product development capability in solid-state instruments that primarily monitor engine-operating parameters.

      Through its NCC business, EIG has a leading position in the food service instrumentation market and is a primary source for stand-alone and integrated timing controls for the food service industry. On February 23, 2004, AMETEK acquired technology related to a line of electronic fryer cooking controls for the commercial food service industry. This technology complements and expands EIG’s other products serving the food service industry, including cooking and brewing controls for a wide range of commercial appliance applications.

      The Chemical Products division is a custom compounder of engineered thermoplastic resins that offer enhanced strength, temperature resistance and other properties for automotive, consumer appliance, electronics, and telecommunications applications. It also produces fluoropolymer-based products for heat exchangers.

Customers

      EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 20% of EIG’s 2003 sales were made to its five largest customers, and no one customer accounted for more than 10% of 2003 consolidated sales.

EMG

      The Company believes EMG is the world’s largest producer of high-speed, air-moving electric motors for OEMs of floor care products. It designs and manufactures small vacuum motors with fans that rotate at high speeds and require advanced manufacturing technology. EMG addresses complex motor-blower dynamics, including heat, noise, vibration and wear in designing its customized products. EMG also is a leader in the production of brushless DC motors and motor-blowers and a niche producer of specialty metal products used in automotive, electronics, telecommunications, consumer and other markets. EMG holds a leading market share for its electric vacuum motors in North America and Western Europe and is focused on expanding its share in a growing Asian market. It has expanded its operations worldwide by leveraging manufacturing and technological expertise developed over many years.

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

      To achieve greater global penetration and further reduce costs, EMG is building on its market leadership in North American and European floor care by expanding its electric motor production operations in China, Mexico, the Czech Republic and Brazil. Approximately 44.1% of EMG’s 2003 sales were to customers outside the United States.

      EMG employs approximately 4,100 people, of whom approximately 2,200 are covered by collective bargaining agreements (including some that are covered by local unions). It has 21 manufacturing facilities: 10 in the United States, 4 in the United Kingdom, 2 in Italy, 2 in Mexico, 1 in China, 1 in the Czech Republic, and 1 in Brazil. As part of its ongoing efforts to relocate production to low-cost facilities, EMG closed its Chambersburg, PA motor plant in 2003 and relocated its production to the Reynosa, Mexico and Shanghai, China facilities.

      EMG’s flexible production lines are designed for low-cost, high-volume operations. Advanced technological capability allowed EMG to provide its customers with custom-designed products and the Group produced approximately 25 million motors in 2003.

Floor Care Markets and Products

      Approximately 34% of EMG sales are to floor care markets, where it has the leading share, through its sales of air-moving electric motors to most of the world’s major floor care OEMs, including vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor care products, ranging from hand-held, canister, and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

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

      EMG has focused its new product development efforts on minimizing costs and enhancing motor-blower performance through advances in power, efficiency, size, weight, and quieter operation. Among its latest advances are the ADVANTEKTM series of universal vacuum motors that incorporate design and construction techniques that lower cost while improving operating efficiency and reliability; the Air-WattTM Series of commercial motor-blowers, whose advanced design translates directly into higher performance and energy savings for end users; and ACUSTEK PlusTM low-noise commercial vacuum motors.

      EMG has a significant position in the European floor care market with manufacturing operations in Italy and the Czech Republic. The electric motors produced in Italy and the Czech Republic are similar to those produced in North America.

Technical Motor Markets and Products

      Technical motors, representing 26% of EMG’s 2003 sales, are used in aerospace, business machines and computer equipment, military and mass transit vehicles, and medical equipment applications. These electronically commutated (brushless) motors, blowers and pumps offer long life, reliability and near maintenance-free operation. They are used increasingly in medical and other applications, in which their long life and spark-free and reliable operation are key. They also can be found in gasoline vapor recovery systems, and provide cooling and ventilation for electronic devices, military and mass transit vehicles and a wide range of aircraft. In the emerging fuel cell market, AMETEK is working closely with many of the leading developers of fuel cell technology, with blowers and pumps specifically developed for these applications. The acquisition of Airtechnology in January 2003 significantly expanded AMETEK’s presence in high-end technical motors and strengthened EMG’s relationship with large European-based aerospace and defense companies.

Specialty Motor Markets and Products

      Approximately 21% of EMG sales are to specialty motor markets, where it manufactures a variety of specialty motors used in a wide range of products, such as household and personal care appliances; fitness equipment; electric materials handling vehicles; and sewing machines. Its products are also used in outdoor power equipment, such as electric chain saws, leaf blowers, string trimmers and power washers. Through these product lines, AMETEK’s market presence in permanent magnet motors is strengthened, allowing it to participate in a variety of new niche markets that have higher growth rates than floor care, and further leverage the Company’s low-cost motor manufacturing infrastructure.

Specialty Metals Markets and Products

      AMETEK is an innovator and market leader in metal powder, strip, wire, and bonded products. It produces stainless steel and nickel clad alloys; stainless steel, cobalt, and nickel alloy powders; metal strip; specialty shaped and electronic wire; and advanced metal matrix composites used in electronic thermal management. Its products are used in automotive, appliance, telecommunications, marine and general industrial applications. Its niche market focus is based upon proprietary manufacturing technology and strong customer relationships.

Power and Switch Markets and Products

      EMG’s Prestolite switch and industrial battery charger businesses greatly expand AMETEK’s electromechanical product offerings. The switch business produces solenoids and other electromechanical devices for the motive and stationary power markets. The battery charger business manufactures high-quality industrial battery chargers for use in the materials handling market. Both the switch and battery charger businesses have strong market positions and enjoy a reputation for high quality and service.

Customers

      EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 12% of EMG’s sales for 2003 were made to its five largest customers.

Marketing

      The Company’s marketing efforts generally are organized and carried out at the division level. EIG makes significant use of distributors and sales representatives in marketing its products, as well as direct sales in some of its more technically sophisticated products. Within aerospace, its specialized customer base of aircraft and jet engine manufacturers is served primarily by direct sales engineers. Given the similarity and technical nature of many of its products as well as its significant worldwide market share, EMG conducts most of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors both in the United States and in other countries.

Competition

      In general, most of the Company’s markets are highly competitive. The principal elements of competition for the Company’s products are price, product technology, distribution, quality, and service.

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

      EMG has limited domestic competition in the U.S. floor care market from independent manufacturers. Competition is increasing from Asian motor manufacturers that serve the U.S. floor care market. Increasingly, global vacuum motor production is being shifted to Asia where AMETEK has a weaker market position. In Europe, competition is limited to a single major competitor and several smaller competitors. There is potential competition from vertically integrated manufacturers of floor care products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production. EMG’s differentiated businesses have competition from a limited number of companies in each of their markets. Competition is generally based on product innovation, performance and price. EMG’s specialty metal products business has several specialized product lines that have few competitors. The primary competition is from alternative materials and processes.

Backlog and Seasonal Variations of Business

      The Company’s approximate backlog of unfilled orders by business segment at the dates specified below was as follows:

	December 31,

	2003	2002	2001

	(In millions)
Electronic Instruments	$139.3	$134.1	$169.0
Electromechanical	146.9	106.8	107.6

Total	$286.2	$240.9	$276.6

      The higher backlog at December 31, 2003 was primarily due to the businesses acquired in 2003.

      Of the total backlog of unfilled orders at December 31, 2003, approximately 93% is expected to be shipped by December 31, 2004. The Company believes that neither its business as a whole, nor either of its operating segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

Availability of Raw Materials

      The Company’s business segments obtain raw materials and supplies from a variety of sources, and generally from more than one supplier. However, for EMG, certain items, including various base metals and certain steel components, are available only from a limited number of suppliers. The Company believes its sources and supplies of raw materials are adequate for its needs.

Research, Product Development and Engineering

      The Company is committed to research, product development, and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development, and engineering costs were $49.9 million, $46.8 million and $45.2 million, in 2003, 2002, and 2001 respectively. These amounts included net Company-funded research and development expenses of $23.4 million, $23.7 million and $22.6 million, respectively. Such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

Environmental Compliance

      Information with respect to environmental matters is set forth on page 26 of this report in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters”.

Patents, Licenses, and Trademarks

      The Company owns numerous unexpired U.S. patents and foreign patents, including counterparts of its more important U.S. patents, in the major industrial countries of the world. The Company is a licensor or licensee under patent agreements of various types, and its products are marketed under various registered and unregistered U.S. and foreign trademarks and trade names. However, the Company does not consider any single patent or trademark, or any group thereof, essential either to its business as a whole or to either of its business segments. The annual royalties received or paid under license agreements are not significant to either of its business segments or to the Company’s overall operations.

Employees

      At December 31, 2003, the Company employed approximately 7,800 people in its EMG, EIG and corporate operations, of whom approximately 2,900 employees were covered by collective bargaining agreements.

Working Capital Practices

      The Company does not have extraordinary working capital requirements in either of its business segments. Customers generally are billed at normal trade terms, which may include extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles, and are responsive to the normal delivery requirements of customers.

Item 2.     Properties

      The Company has 54 operating plant facilities in 17 states and 11 foreign countries. Of these facilities, 38 are owned by the Company and 16 are leased. The properties owned by the Company consist of approximately 576 acres, of which approximately 4.1 million square feet are under roof. Under lease is a total of approximately 739,000 square feet. The leases expire over a range of years from 2004 to 2018, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan, China, Japan and South Korea provide the Company with additional production capacity through the Company’s investment in 50% or less owned joint ventures. The Company also has one idle production facility available for sale. The Company’s executive offices in Paoli, PA, occupy approximately 34,000 square feet under a lease that will expire in 2007.

      The Company’s machinery, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

	Number of
	Operating Plant
	Facilities		Square Feet Under Roof

	Owned	Leased	Owned	Leased

Electronic Instruments	24	9	2,433,000	472,000
Electromechanical	14	7	1,684,000	267,000

Total	38	16	4,117,000	739,000

Item 3.     Legal Proceedings

      Numerous industrial companies, including AMETEK and its subsidiaries, have been named defendants in lawsuits which are based on asbestos-related claims. No significant resources have been required by the Company to respond to these cases, no judgments have been made against AMETEK, and no payments have been made to plaintiffs to settle such asbestos-related claims. The Company believes it has strong defenses to such claims, and it also is indemnified against certain of these claims. If required, the Company intends to defend itself vigorously in these matters.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The principal market on which the Company’s common stock is traded is the New York Stock Exchange. The Company’s common stock is also listed on the Pacific Exchange, Inc. On February 27, 2004, there were approximately 2,200 holders of record of the Company’s common stock.

      Market price and dividend information with respect to the Company’s common stock is set forth on page 58 in the section of the Notes to the Consolidated Financial Statements entitled “Quarterly Financial Data (Unaudited).” Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.

Item 6.	Selected Financial Data

	2003	2002	2001	2000	1999

	(Dollars and shares in millions, except per share amounts)
Consolidated Operating Results (Years Ended December 31)
Net sales	$1,091.6	$1,040.5	$1,019.3	$1,024.7	$924.8
Operating income(1)	$156.8	$148.7	$109.6	$135.9	$118.8
Interest expense	$(26.0)	$(25.2)	$(27.9)	$(29.2)	$(24.8)
Net income(1)	$87.8	$83.7	$66.1	$68.5	$60.8
Earnings per share:(1)(2)
Basic	$1.32	$1.27	$1.01	$1.07	$0.94
Diluted	$1.30	$1.24	$0.99	$1.05	$0.92
Dividends declared and paid per share(2)	$0.12	$0.12	$0.12	$0.12	$0.12
Weighted average common shares outstanding:(2) Basic	66.3	65.8	65.7	64.3	64.6
Diluted	67.6	67.3	66.9	65.1	65.9
Performance Measures and Other Data
Operating income — Return on sales	14.4%	14.3%	10.7%	13.3%	12.8%
— Return on average total assets	14.0%	14.4%	11.6%	16.7%	16.2%
Net income — Return on average total capital	10.0%	10.4%	8.9%	11.5%	11.8%
— Return on average stockholders’ equity	18.5%	22.2%	21.5%	27.6%	31.2%
EBITDA(3)	$191.1	$180.4	$157.8	$177.6	$158.1
Ratio of EBITDA to interest expense(3)	7.4x	7.2x	5.7x	6.1x	6.4x
Depreciation and amortization	$35.5	$33.0	$46.5	$43.3	$39.6
Capital expenditures	$21.3	$17.4	$29.4	$29.6	$30.3
Cash provided by operating activities(4)	$154.9	$103.7	$101.1	$78.7	$86.6
Free cash flow(4)	$133.6	$86.3	$71.7	$49.1	$56.3
Ratio of earnings to fixed charges	5.5x	5.3x	3.7x	4.3x	4.4x
Consolidated Financial Position (at December 31)
Current assets	$382.1	$350.6	$379.3	$303.1	$256.1
Current liabilities	$289.2	$261.4	$336.2	$297.7	$262.7
Property, plant, and equipment	$213.6	$204.3	$214.5	$214.0	$219.6
Total assets	$1,214.8	$1,030.0	$1,039.5	$859.0	$768.2
Long-term debt	$317.7	$279.6	$303.4	$233.6	$231.8
Total debt(5)	$424.4	$390.1	$470.8	$361.2	$331.4
Stockholders’ equity	$529.1	$420.2	$335.1	$280.8	$216.2
Stockholders’ equity per share	$7.90	$6.35	$5.11	$4.33	$3.38
Total debt as a percentage of capitalization(5)	44.5%	48.1%	58.4%	56.3%	60.5%

See notes to Selected Financial Data on page 14.

Notes to Selected Financial Data

(1)	The amounts in 2001 and the preceding years include the amortization of goodwill. Beginning in 2002, the Company accounted for goodwill under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”, which no longer permits the amortization of goodwill and indefinite-lived intangible assets. Had the Company not amortized goodwill, net income and diluted earnings per share would have been higher by $10.2 million ($0.15 per diluted share), $9.2 million ($0.14 per diluted share) and $6.7 million ($0.10 per diluted share) in 2001, 2000 and 1999, respectively.

(2)	Earnings per share, dividends declared and paid per share, and weighted average common shares outstanding were restated to reflect a two-for-one stock split effective February 27, 2004.

(3)	EBITDA represents income before income taxes, interest, depreciation and amortization. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to net income as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The table below presents the reconciliation of net income reported in accordance with US GAAP to EBITDA.

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(In millions)
Net income	$87.8	$83.7	$66.1	$68.5	$60.8

Add (Deduct):
Interest expense	26.0	25.2	27.9	29.2	24.8
Interest income	(0.5)	(0.7)	(1.0)	(1.0)	(0.8)
Income taxes	42.3	39.2	18.3	37.6	33.7
Depreciation	34.2	32.5	33.2	32.1	30.6
Amortization	1.3	0.5	13.3	11.2	9.0

Total adjustments	103.3	96.7	91.7	109.1	97.3

EBITDA	$191.1	$180.4	$157.8	$177.6	$158.1

(4)	Free cash flow represents cash flow from operating activities, before the effects of an accounts receivable securitization program, less capital expenditures. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 3 above). The table below presents the reconciliation of operating cash flow from operating activities reported in accordance with US GAAP to free cash flow.

	For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(In millions)
Cash provided by operating activities	$154.9	$103.7	$56.1	$79.7	$130.6
Add (Deduct): Receivable securitization transactions	—	—	45.0	(1.0)	(44.0)

Total cash from operating activities (before receivable securitization transactions)	154.9	103.7	101.1	78.7	86.6
Deduct: Capital expenditures	(21.3)	(17.4)	(29.4)	(29.6)	(30.3)

Free cash flow	$133.6	$86.3	$71.7	$49.1	$56.3

(5)	At December 31, 2003, 2002 and 2001, debt includes borrowings under the accounts receivable securitization program, referred to in note 4 above. At December 31, 2000 and 1999, such amounts were excluded from the balance sheet. Had these amounts been included in the balance sheet, total debt and total debt as a percentage of capitalization would have been $406.2 million and $375.4 million and 59.1% and 63.6%, respectively, at December 31, 2000 and 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report includes forward-looking statements based on the Company’s current assumptions, expectations and projections about future events. When used in this report, the words “believes,” anticipates,” “may,” “expect,” “intend,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. In this report, we disclose important factors that could cause actual results to differ materially from management’s expectations. For more information on these and other factors see “Forward-Looking Information” on pages 27 and 28.

      The following discussion and analysis of the Company’s results of operations and financial condition (“MD&A”) should be read in conjunction with “Item 6. Selected Financial Data” and the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-K.

Business Overview

      As a multinational business, AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s geographic and industry diversity, and its mix of products and services has helped to limit the impact of any one industry or the economy of any single country on its consolidated operating results. In 2003, difficult economic conditions in the manufacturing sector continued to adversely impact many of the Company’s businesses. Despite those difficult conditions, AMETEK had an excellent year in 2003. The Company posted record sales, operating income, net income, and diluted earnings per share. An improving mix of businesses combined with successful operational excellence initiatives enabled the Company to post another year of record earnings. The Company also continues to achieve several major objectives under its four growth strategies: Strategic Acquisitions and Alliances, Global and Market Expansion, New Products and Operational Excellence.

•	Sales were $1.09 billion, an increase of 4.9% from 2002 on the contributions of the three acquisitions completed during the year, as follows:

•	In January 2003, the Company completed the acquisition of Airtechnology Holdings Limited, significantly expanding its presence in high-end technical motors.

•	In February 2003, the Company acquired Solidstate Controls, Inc., adding complementary products for the process and power generation industries.

•	In August 2003, the Company acquired Chandler Instruments Company, LLC, enhancing the Company’s presence in the high-quality measurement instrument market.

•	As the Company grows globally, it continues to have an increasing level of international sales, which results in more foreign currency exposure. In 2003, foreign currency fluctuation had a 2% positive impact on sales, primarily the result of the continued strength of the euro in relation to the U.S. dollar. Foreign currency impacts had a negligible impact on earnings in 2003. International sales, including U.S. export sales, represented 40% of consolidated sales in 2003, compared with 34% of sales in 2002.

•	Improved product mix and its low cost strategy, along with the ongoing transition of a portion of the Company’s motor and instrument production to low-cost manufacturing facilities in Mexico, China and the Czech Republic, continue to benefit the Company. These operational excellence initiatives contributed to a net favorable impact on segment operating margins, which improved to 16.4% of sales in 2003, from 16.1% of sales in 2002.

•	Higher income and a continuing focus on reducing operating working capital resulted in cash flow from operating activities that totaled $154.9 million, a 49.4% increase from 2002. The improved operating cash flow enhanced the Company’s ability to make acquisitions with minimal impact on debt levels. At year-end 2003, the debt-to-capital ratio was 45%, an improvement from 48% at the end of 2002.

•	The Company continued its emphasis on investment in research, development and engineering, spending $49.9 million in 2003, an increase of 6.6% over 2002. New product sales increased 3.5% over 2002 to $115.8 million.

•	Early in 2004, several significant corporate actions were taken:

•	In January 2004, the Company’s Board of Directors approved a two-for-one split of its common stock, effective February 27, 2004. The Company expects the stock split to broaden the stock’s marketability and improve its trading liquidity. All share and per share information in this report reflects the two-for-one stock split.

•	As a result of increases in sales, profitability and cash flows over the last several years, the Company’s Board approved a 100% increase in its quarterly dividend payable to shareholders of record on March 12, 2004.

•	The Company also adopted a change in its long-term incentive compensation program. Beginning in 2004, long-term incentive compensation for officers and other senior managers will be composed of approximately 50% restricted stock and 50% stock options, rather than primarily stock options as it had been previously. This change will result in the Company expensing approximately one-half of its future long-term compensation awards under current accounting rules. Management believes that this change will enhance its ability to attract and maintain the management talent necessary to continue to grow the Company.

•	In February 2004, the Company extended the expiration date of its $300 million Revolving Credit Facility from September 2006 to February 2009. Extension of the term of the Credit Facility provides the Company with increased flexibility to support the Company’s growth plans, including its acquisition strategy. Other key terms of the Credit Facility were unchanged.

Results of Operations

      The following table sets forth net sales and income of the Company by business segment and on a consolidated basis for the years ended December 31, 2003, 2002, and 2001:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net Sales:
Electronic Instruments	$561,879	$539,448	$499,528
Electromechanical	529,743	501,094	519,761

Total net sales	$1,091,622	$1,040,542	$1,019,289

Income(1):
Segment operating income(2)(3):
Electronic Instruments	$94,976	$87,485	$57,035
Electromechanical	84,151	80,225	70,638

Total segment operating income	179,127	167,710	127,673
Corporate administrative and other expenses	(22,366)	(19,023)	(18,123)

Consolidated operating income	156,761	148,687	109,550
Interest and other expenses, net	(26,674)	(25,789)	(25,188)

Consolidated income before income taxes	$130,087	$122,898	$84,362

(1)	2001 includes charges of $23.3 million for cost realignment initiatives and asset writedowns.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(3)	2001 includes goodwill amortization of $11.9 million.

Year Ended December 31, 2003, Compared with Year Ended December 31, 2002

     Results of Operations

      In 2003, the Company posted record sales, operating income, net income, and diluted earnings per share, despite the difficult economic environment within the manufacturing sector. These records were achieved through contributions from the 2003 acquisitions, as well as higher sales due to strengthening foreign currencies. Margins benefited from the acquisitions, as well as from continued cost reduction initiatives in base businesses.

      The Company reported sales for 2003 of $1,091.6 million, an increase of $51.1 million or 4.9% from sales of $1,040.5 million in 2002. Strengthening foreign currencies contributed $23.9 million to the sales increase. The economic slowdown affecting the manufacturing sector impacted many of the Company’s businesses. Net sales for the Electronic Instruments Group (EIG) were $561.9 million in 2003, an increase of 4.2% from sales of $539.4 million in 2002. The 2003 sales increase for EIG was due mainly to the first quarter 2003 acquisition of Solidstate Controls, Inc. (SCI) and the third quarter 2003 acquisition of Chandler Instruments Company, LLC (Chandler), as well as strength in the high-end analytical instruments business, partially offset by continued weakness in the aerospace and power businesses. Net sales for the Electromechanical Group (EMG) were $529.7 million in 2003, an increase of 5.7% from sales of $501.1 million in 2002 primarily driven by the first quarter 2003 acquisition of Airtechnology Holdings Limited (Airtechnology). The EMG sales increase was partially offset by a decline in sales within the Group’s floor care and specialty motors businesses.

      Total international sales were $435.7 million in 2003 and represented 39.9% of consolidated net sales, compared with $353.4 million or 34.0% of sales in 2002. International sales increased 23.3% in 2003, primarily due to the 2003 acquisitions. Export shipments from the United States in 2003 were $200.8 million, an increase of 4.6% compared with $192.0 million in 2002.

      New orders for 2003 were $1,136.9 million, compared with $1,004.8 million for 2002, an increase of $132.1 million or 13.1%. The order backlog at December 31, 2003 was $286.2 million, compared with $240.9 million at December 31, 2002, an increase of $45.3 million or 18.8%. The increase in orders and backlog was due mainly to the three acquisitions completed in 2003. The Company experienced order declines in its floor care and specialty motors businesses.

      Segment operating income was $179.1 million for 2003, an increase of 6.8%, compared with segment operating income of $167.7 million for 2002. Segment operating margins in 2003 were 16.4% of sales, an increase from 16.1% of sales in 2002. The increase in segment operating income resulted from the profit contributions generated by the 2003 acquisitions, as well as the Company’s successful operational excellence strategy. This strategy includes the continued migration of production to low-cost locales in Mexico, China and Czech Republic and the aggressive lowering of the Company’s overall cost structure. Partially offsetting the increase in segment operating income was the impact of lower sales by the Company’s aerospace, power instruments, floor care and specialty motors businesses. An $11.4 million increase in pension costs, general business insurance and employee benefit costs, net of benefits from certain insurance programs in 2003, also lowered segment operating income. The Company expects lower pension expense in 2004, due primarily to the favorable performance of the pension plan investments. The estimated decrease in pension expense is expected to be substantially offset by higher employee-related expenses in 2004.

      Selling, general, and administrative (SG&A) expenses were $115.2 million in 2003, compared with $104.8 million in 2002, an increase of $10.4 million or 9.9%. As a percentage of net sales, SG&A expenses were 10.6% in 2003, compared to 10.1% in 2002. The selling expense component, as a percentage of sales, increased to 8.5% in 2003, compared to 8.3% in 2002. Lower selling expenses of the Company’s base businesses, were more than offset by selling expense of the businesses acquired in 2003. The businesses acquired in 2003 were differentiated businesses, which because of their technology and higher marketing costs, incur a higher percentage of selling expenses than the Company’s base businesses. The decrease in selling expense by base businesses reflects the Company’s continual focus on cost reduction initiatives as a part of its operational excellence strategy.

      Corporate administrative expenses were $22.4 million or 2.0% of sales in 2003, an increase of $3.3 million or 17.6%, when compared with 2002. The increase was primarily the result of a one-time, noncash expense, in the third quarter of 2003, from the accelerated cost recognition due to the vesting of a restricted stock grant. Higher net business insurance and health insurance costs, as well as higher pension costs in 2003, also contributed to the increase.

      Consolidated operating income totaled $156.8 million or 14.4% of sales for 2003, compared to $148.7 million, or 14.3% of sales for 2002, an increase of $8.1 million or 5.4%.

      Interest expense was $26.0 million in 2003, an increase of 3.3% compared with $25.2 million in 2002. The increase was due to higher average debt levels to fund the 2003 acquisitions, partially offset by lower interest rates.

      The effective tax rate for 2003 was 32.5% compared with 31.9% in 2002. The higher tax rate in 2003 was primarily due to the nondeductibility of the expense recognized in connection with the vesting of the restricted stock grant mentioned above.

      Net income for 2003 was $87.8 million, an increase of 4.9% from $83.7 million in 2002. Diluted earnings per share on a post-stock split basis were $1.30, an increase of $0.06, when compared with $1.24 per diluted share in 2002.

     Operating Segment Results

      Electronic Instruments Group (EIG) sales were $561.9 million in 2003, an increase of 4.2% from 2002 sales of $539.4 million. The sales increase was primarily from the 2003 SCI and Chandler acquisitions, as well as strength in the Group’s high-end analytical businesses. A favorable foreign currency translation impact of $6.8 million also benefited the sales of this Group. Conditions continue to remain weak in many of EIG’s markets, especially in the aerospace and power instruments markets. EIG’s base business sales were 4.7% lower, including the favorable foreign currency impacts, when compared with 2002.

      EIG’s operating income for 2003 increased to $95.0 million from $87.5 million in 2002, an increase of $7.5 million, or 8.6%. The increase was primarily driven by the SCI and Chandler acquisitions, partially offset by a net increase of $8.1 million in pension costs and insurance expenses, as well as lower aerospace and power instruments operating income due to their lower sales. The Group’s operating margins for 2003 improved to 16.9% compared with margins of 16.2% for 2002. The higher margins in 2003 were due to the acquired businesses and the favorable effects of cost reduction initiatives.

      In September 2003, the Group’s Haveg business unit experienced a flood at its manufacturing facility in Wilmington, Delaware. The Company believes the flood loss is fully insured, and it does not expect to incur a loss upon the ultimate settlement of the flood claim. The Company is currently meeting with its insurance carriers to finalize the flood claim and it expects to finalize this matter in 2004.

      Electromechanical Group (EMG) sales for 2003 were $529.7 million, an increase of $28.6 million or 5.7%, compared with sales of $501.1 million in 2002. The sales increase was a result of the Airtechnology acquisition and $17.1 million of favorable foreign currency translation gains, partially offset by a decline in the floor care and specialty motors businesses. EMG’s sales by base businesses were 3.5% lower, including the favorable foreign currency impacts, when compared with 2002.

      EMG’s operating income for 2003 increased to $84.2 million from $80.2 million in 2002, an increase of $4.0 million or 4.9%. The increase was a result of the Airtechnology acquisition, partially offset by lower sales by the Group’s base businesses and higher benefit costs. The Group’s operating margins for 2003 were unchanged at 15.9%.

Year Ended December 31, 2002, Compared with Year Ended December 31, 2001

Results of Operations

      The Company reported sales in 2002 of $1,040.5 million, an increase of 2.1% from sales of $1,019.3 million in 2001, despite the difficult global economic environment which continued to impact many of the Company’s businesses. Net sales for EIG were $539.4 million in 2002, an increase of 8.0% from sales of $499.5 million in 2001. The sales increase for EIG was due mainly to the 2001 acquisitions of Instruments for Research and Applied Science (IRAS) and EDAX, Inc., as well as strength in the Company’s heavy-vehicle instruments business. These increases were partially offset by a continued decline in demand from most of the Group’s other businesses, primarily aerospace and power instruments. Net sales for EMG were $501.1 million in 2002, a decrease of 3.6% from sales of $519.8 million in 2001, due to continued weakness in the United States and European floor care markets, partially offset by the 2001 acquisition of GS Electric and currency translation gains from international businesses. Without the impact of the 2001 acquisitions, consolidated sales for 2002 would have been lower by 6.3% when compared with 2001. Total consolidated international sales were $353.4 million in 2002, an increase of 10.0% from sales of $321.2 million in 2001. Export shipments from the United States in 2002 were $192.0 million, an increase of 12.9% compared with $170.0 million in 2001.

      New orders in 2002 were $1,004.8 million, compared to $1,039.5 million in 2001, a decrease of $34.7 million or 3.3%, due to an orders decline primarily in the aerospace and power instrument businesses resulting from softness in these markets, as well as the overall economic slowdown. The decline in orders was partially offset by orders from the 2001 acquisitions. The order backlog at December 31, 2002 was $240.9 million, compared with $276.6 million at December 31, 2001, a decrease of $35.7 million or 12.9% due to the decline in aerospace, power instrument and technical motor businesses.

      Total segment operating income increased to $167.7 million in 2002, an increase of 31.4%, compared with segment operating income of $127.7 million in 2001. Segment operating margins in 2002 were 16.1% of sales, an increase from 12.5% of sales in 2001. The higher operating income was primarily driven by the 2001 acquisitions and the non-amortization of goodwill, effective at the beginning of 2002. This increase was reduced somewhat by higher net pension costs resulting primarily from lower pension income from the Company’s U.S. defined benefit pension plans. In 2002, the Company continued to benefit from its aggressive cost reduction initiatives, which began in the second half of 2000. These initiatives included the continued migration of production to low-cost locales in Mexico, China and Czech Republic and the lowering of its overall cost structure. Segment operating income in 2001 included a fourth-quarter pretax charge to operations of $23 million ($15 million after tax) for cash realignment initiatives and asset writedowns.

      Selling, general, and administrative (SG&A) expenses were $104.8 million in 2002, compared with $98.7 million in 2001, an increase of $6.1 million or 6.2%. As a percentage of net sales, SG&A expenses were 10.1% in 2002, compared to 9.7% in 2001. The selling expense component, as a percentage of sales, increased to 8.3% in 2002, compared to 7.9% in 2001. The higher selling expense in 2002 was due to the 2001 acquisitions in EIG, which had a different overall cost structure than AMETEK’s base businesses. Selling expense of base businesses decreased as a percentage of sales during 2002, reflecting the Company’s continual focus on cost reduction initiatives.

      Corporate expenses were $19.0 million or 1.8% of sales in 2002, an increase of $0.9 million or 5.0%, when compared to $18.1 million in 2001, but were unchanged as a percentage of sales. Higher insurance expense, pension costs and professional fees in 2002 accounted for the increase in corporate expenses in 2002.

      After deducting corporate expenses, consolidated operating income was $148.7 million or 14.3% of sales, an increase of $39.1 million when compared with 2001 operating income of $109.6 million or 10.7% of sales.

      Interest expense was $25.2 million in 2002, a decrease of 9.8% compared with $27.9 million in 2001. Lower average interest rates were the primary reason for the decrease in interest expense. Other expenses were $0.6 million in 2002, compared with other income of $2.7 million in 2001. The $3.3 million change resulted primarily from lower investment income from the Company’s captive insurance subsidiary in 2002. The year 2001 also included interest income related to tax benefits recognized in the fourth quarter of 2001.

      The effective tax rate in 2002 was 31.9% compared with 21.6% in 2001. The effective tax rate in 2002 was favorably impacted by the effect of not amortizing goodwill due to the adoption of SFAS No. 142, and the Company’s tax planning initiatives. The lower tax rate in 2001 was primarily due to the recognition of $10.5 million in tax benefits resulting from the closure of a number of open tax years by U.S. federal and state tax authorities.

      Net income in 2002 was $83.7 million, or $1.24 per diluted share on a post-stock split basis, compared with net income in 2001 of $66.1 million, or $0.99 per diluted share, a 26.6% increase in net income. Net income in 2001 included goodwill amortization of $10.2 million after tax, and the net effect of the unusual items, previously mentioned.

Operating Segment Results

      Electronic Instruments Group (EIG) sales were $539.4 million in 2002, an increase of 8.0% from 2001 sales of $499.5 million. The sales increase was primarily from the IRAS and EDAX acquisitions, as well as strength in the heavy-vehicle business. The Company believes the increase in heavy-vehicle instrument sales was due mainly to truck purchases in advance of more stringent federal emission standards that became effective October 1, 2002 and was considered to be an isolated event. Conditions remained weak in most of EIG’s markets, especially in the aerospace, power instruments and heavy-vehicle markets. Without the acquisitions, EIG’s sales would have decreased by 5.5% when compared with 2001.

      EIG’s operating income in 2002 increased to $87.5 million from $57.0 million in 2001, an increase of $30.5 million, or 53.4%. The increase was the result of unusual charges recorded in the fourth quarter of 2001 resulting from headcount reductions, shifting production to low-cost locales and other expense reduction initiatives. EIG also benefited from the non-amortization of goodwill in 2002. EIG’s pretax goodwill amortization in 2001 was $6.7 million. The Group’s operating margins for 2002 improved to 16.2% from 11.4% in 2001.

      Electromechanical Group (EMG) sales were $501.1 million in 2002, a decrease of 3.6%, from 2001 sales of $519.8 million. The sales decrease reflected the continued overall weakness in the Group’s markets, led by continued softness in the floor care market. The 2001 acquisition of GS Electric and currency translation gains from international businesses partially offset the sales decline. Without this acquisition, EMG’s sales would have decreased by 7.1%.

      EMG’s operating income in 2002 increased to $80.2 million from $70.6 million in 2001, an increase of 13.6%. The increase was the result of the unusual charges recorded in the fourth quarter of 2001, and improved operating margins resulting from headcount reductions, shifting production to low-cost locales and other expense reduction initiatives. EMG also benefited from the non-amortization of goodwill in 2002. EMG’s pretax goodwill amortization in 2001 was $5.2 million. Group operating margins were 16.0% of sales in 2002, up from 13.6% of sales in 2001.

Fourth Quarter Results

      Results for the fourth quarter of 2002 compared with the fourth quarter of 2001 are presented because the two quarters differ in comparability due to significant unusual events in the fourth quarter of 2001. In the fourth quarter of 2001 the Company recorded unusual expenses associated with the realignment of its cost structure and asset writedowns. Also, in the fourth quarter of 2001, the Company recognized tax benefits from the closure of a number of tax years. In the fourth quarter of 2003 and 2002, significant unusual events did not take place.

      Sales for the fourth quarter of 2002 were $252.6 million, compared with $237.3 million in the fourth quarter of 2001, an increase of $15.3 million, or 6.4%. The increase in sales was primarily driven by the IRAS acquisition, although the difficult global economic environment continued to impact many of the Company’s businesses. Without the acquisition, fourth quarter 2002 sales increased slightly.

      Operating income for the fourth quarter of 2002 was $36.5 million, compared with $5.3 million for the fourth quarter of 2001, an increase of $31.2 million. Operating income was lower in the fourth quarter of 2001 primarily due to the recording of unusual expenses that totaled $23.3 million, of which $12.4 million was related to the costs of employee reductions, facility closures, and the continued migration of production to low-cost locales, and $10.9 million was related to asset writedowns. In the fourth quarter of 2002, the Company continued to benefit from the aggressive management of its cost structure, which began in the fourth quarter of 2000. The contribution from the acquisition of IRAS and the non-amortization of goodwill, which started at the beginning of 2002, also benefited the 2002 fourth quarter.

      Selling, general and administrative expenses were $23.9 million in the fourth quarter of 2002, a decrease of $3.7 million or 13.4%, when compared with the fourth quarter of 2001. Selling expenses, as a percentage of sales, decreased to 7.6% in the fourth quarter of 2002, compared with 9.8% for the same period in 2001, which reflects the Company’s continual focus on cost reduction initiatives, and the unusual charges in 2001. This decrease was partially offset by selling expenses related to the IRAS acquisition, acquired in December 2001. The 2001 fourth quarter included selling, general and administrative expenses of $2.7 million related to unusual charges.

      Corporate expenses for the fourth quarter of 2002 were $4.8 million or 1.9% of sales, compared to $4.3 million, or 1.8% of sales in the fourth quarter of 2001. After deducting corporate expenses, consolidated operating income totaled $36.5 million or 14.4% of sales for the fourth quarter of 2002, compared with $5.3 million, or 2.2% of sales for the fourth quarter of 2001.

      Interest expense was $5.7 million in the fourth quarter of 2002, compared with $6.6 million for the same quarter of 2001. The decrease of $0.9 million, or 13.6%, resulted from lower interest rates and debt levels.

      The fourth quarter 2002 provision for income taxes were $9.5 million compared to a tax benefit of $10.8 million in the fourth quarter of 2001. The 2001 fourth quarter results included a tax benefit of $10.5 million, from the closure of a number of tax years by U.S. federal and state tax authorities.

      Net income for the fourth quarter of 2002 totaled $21.3 million, or $0.32 per diluted share on a post-stock split basis, an increase of $9.8 million, or 86.1% from the fourth quarter of 2001 net income of $11.5 million, or $0.17 per diluted share. Net income for the fourth quarter of 2001 included goodwill amortization of $2.7 million after tax, or $0.04 per diluted share.

Liquidity and Capital Resources

      Cash provided by operating activities totaled $154.9 million for 2003, compared with $103.7 million in 2002, an increase of $51.2 million, or 49.4%. The increase in operating cash flow was primarily the result of higher earnings, and continuing emphasis on operating working capital management. Excluding the impact of the 2003 acquisitions, accounts receivable and inventories were lower than the prior year-end totals, and the Company’s inventory turnover and accounts receivable collection cycle improved. The inventory improvements were achieved even though the Company continued to move certain production to low-cost manufacturing sites. Lower pension plan contributions and lower required tax payments also benefited operating cash flow in 2003. The strong operating cash flow during 2003 enhanced the Company’s ability to make acquisitions, which are discussed below, with minimal impact on debt levels. Free cash flow (operating cash flow less capital spending) was $133.6 million in 2003, compared with $86.3 million in 2002, an increase of 54.8%. EBITDA (earnings before income taxes, interest, depreciation and amortization) was $191.1 million in 2003, compared with $180.4 million in 2002, a 5.9% improvement. Free cash flow and EBITDA are presented because the Company is aware that they are important measures that are used by third parties in evaluating the Company. (See table on page 14 for a reconciliation of comparable GAAP measures to non-GAAP measures).

      Cash used for investing activities was $181.0 million for 2003, compared with $19.7 million for 2002. In 2003, the Company purchased three businesses for $163.9 million. The Company acquired Airtechnology in January 2003, SCI in February 2003 and Chandler Instruments in August 2003. Cash provided by operating activities, along with additional borrowings, funded the 2003 acquisitions. Additions to property, plant and equipment totaled $21.3 million in 2003, compared with $17.4 million in 2002.

      Cash provided by financing activities totaled $26.9 million in 2003, compared with cash used of $84.6 million in 2002. In 2003, net borrowings increased by $24.0 million compared with a decrease in borrowings of $82.8 million in 2002. Long-term borrowings increased $27.4 million and included a September 2003, 50 million British pound sterling (approximately $80.0 million) loan. The British pound sterling loan provides a natural hedge of the Company’s investment in United Kingdom-based Airtechnology. The remaining proceeds from the additional long-term borrowings were used to repay borrowings under the Company’s revolving credit agreement. The Company had available borrowing capacity of $239.1 million under its $300 million revolving bank credit facility, and $11.0 million under its accounts receivable securitization agreement at December 31, 2003. The revolving bank credit facility was amended on February 25, 2004 to extend its expiration date from September 2006 to February 2009. Extension of the credit facility provides the Company with increased flexibility to support its growth plans.

      At December 31, 2003, total debt outstanding was $424.4 million compared with $390.1 million at December 31, 2002. The debt-to-capital ratio was 44.5%, down from 48.1% at December 31, 2002. The Company’s debt agreements contain various covenants including limitations on indebtedness, dividend payments and maintenance of certain financial ratios. At December 31, 2003 and 2002, the Company was well within the allowable limits of the financial ratios.

      Repurchases of the Company’s common stock in 2003 totaled $5.8 million for 380,000 shares, compared to $7.3 million for 473,800 shares acquired in 2002. In March 2003, the Company’s Board of Directors authorized a new $50 million share repurchase program, adding to the $2.4 million remaining balance from an earlier share repurchase program. As of December 31, 2003, $52.4 million was available for future share repurchases.

      In January 2004, the Company’s Board of Directors approved a 100% increase in its quarterly cash dividend effective with the March 2004 dividend payment. Cash dividends paid in 2003 were $8.1 million.

      The following table summarizes AMETEK’s contractual cash obligations at December 31, 2003 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years.

	Payments Due

		Less	One to	Four to	After
		Than	Three	Five	Five
	Total	One Year	Years	Years	Years

	(In millions)
Debt:
5.96% and 7.2% Senior Notes(a)
(principal and interest)	$432.5	$21.5	$43.1	$268.0	$99.9
Revolving credit loans(b)	36.0	36.0	—	—	—
Other indebtedness(c)	74.1	70.8	0.5	0.7	2.1

Total debt	542.6	128.3	43.6	268.7	102.0
Noncancelable operating leases	25.8	6.3	9.6	5.4	4.5
Purchase obligations(d)	62.5	60.7	1.8	—	—
Employee severance	3.8	3.6	0.2	—	—

Total	$634.7	$198.9	$55.2	$274.1	$106.5

(a)	The 5.96% Senior Note is a seven-year 50 million British pound sterling loan, which is subject to foreign currency fluctuation. The loan was in conjunction with the Company’s investment in Airtechnology, a United Kingdom-based business, which was acquired in January 2003.

(b)	Although not contractually obligated, the Company expects to have the capability to repay this obligation within one year as permitted in the credit agreement. Accordingly, $36 million is classified as short-term debt at December 31, 2003.

(c)	Amount includes $64 million under the accounts receivable securitization program, which is classified as short-term borrowings at December 31, 2003.

(d)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

Other Commitments

      The Company has standby letters of credit of approximately $24.9 million related to performance and payment guarantees. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

      The Company may, from time to time, redeem, tender for, or repurchase its long-term debt in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.

      As a result of all of the Company’s cash flow activities in 2003, cash and cash equivalents increased slightly to $14.3 million at year-end, compared with $13.5 million at December 31, 2002. The Company believes it has sufficient cash-generating capabilities and available financing alternatives to enable it to meet operating needs and contractual commitments.

Transactions with Related Parties

      The Company has a business relationship with the law firm of Stroock & Stroock & Lavan LLP, a Partner of which is a member of the Company’s Board of Directors.

      In 2003, Stroock & Stroock & Lavan LLP billed fees to the Company in the aggregate for services rendered of $286,000.

Critical Accounting Policies

      The Company has identified its most critical accounting policies as those accounting policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from the estimates used. The consolidated financial statements and related notes contain information that is pertinent to the Company’s accounting policies and to management’s discussion and analysis. The information that follows represents additional specific disclosures about the Company’s accounting policies regarding risks, estimates, subjective decisions, or assessments whereby materially different results of operations and financial condition could have been reported had different assumptions been used or different conditions existed. Primary disclosure of the Company’s significant accounting policies is in Note 1 of “Notes to Consolidated Financial Statements,” included elsewhere in this report.

•	Revenue Recognition. The Company recognizes revenues in accordance with invoice terms, generally when products are shipped and services are rendered. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience. At December 31, 2003, 2002 and 2001, the accrual for future warranty obligations was $6.9 million, $6.4 million and $7.7 million, respectively. The Company’s expense for warranty obligations approximated $5.0 million in each of the last three years. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns, allowances and warranty amounts are higher than past experience, additional amounts may be required.

•	Inventories. The Company uses the last-in, first-out (LIFO) method of accounting for the majority of its inventories, whereby inventories reported on its balance sheet are conservatively valued. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $26.8 million and $27.0 million higher than the amount reported in the balance sheet at December 31, 2003 and 2002, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties, and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•	Goodwill and Intangible Assets. The Company accounts for goodwill and intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment at least annually. As required by SFAS No. 142, the Company ceased amortization of all goodwill and intangible assets with indefinite lives as of January 1, 2002. Intangible assets with finite lives are amortized over their useful lives.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record such impairment losses. The determination of the fair value of the Company’s reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. Changes in market conditions, among other factors, may have an impact on these estimates. The Company’s acquisitions have generally included a large goodwill component and the Company expects to continue to make acquisitions. At December 31, 2003, goodwill totaled $507.0 million or 41.7% of the Company’s total assets. The Company performed its required annual impairment test in the fourth quarter of 2003 and determined that the Company’s goodwill was not impaired. There can be no assurance that goodwill impairment will not occur in the future.

•	Pensions. The Company has defined benefit and defined contribution pension plans. The discussion that follows only covers the Company’s accounting policy for its U.S. defined benefit pension plans. AMETEK accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the year-end valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. The discount rate used in determining the 2003 pension cost was 6.75% for U.S. defined benefit pension plans. The discount rate used for determining the funded status of the plans at December 31, 2003, and determining the 2004 U.S. defined benefit pension plan cost is 6.25%. The Company has assumed that the expected long-term rate of return on plan assets for U.S. defined benefit pension plans for year-end 2003 and for the 2004 pension expense will be 8.9%. The rate of compensation increase used in determining the 2003 and 2004 pension expense for these plans was 3.5%. The unrecognized pension loss, which results from the net effect of changes in the assumed discount rate, as well as the effect of differences between the expected return and the actual return on plan assets, has been deferred and is subject to amortization. It totaled $62.2 million for U.S. defined benefit pension plans at December 31, 2003, compared with $74.9 million at December 31, 2002. This deferred loss will ultimately affect future pension costs. For the year ended December 31, 2003, the Company recognized consolidated pretax pension expense of $7.5 million from its defined benefit pension plans, which includes approximately $1.0 million in curtailment costs. This compares with pension income of $1.2 million recognized from these plans in 2002. As a result of the improved equity security market at the end of 2003, the Company anticipates lower pension expense for these plans by approximately $5 million in 2004. The Company made cash contributions to its U.S. defined benefit pension plans during 2003 which totaled $5.2 million, compared with $30.3 million in 2002. Based on the current economic outlook, the Company anticipates making a cash contribution of approximately $5 million to its U.S. defined benefit pension plans in 2004.

•	Accounts Receivable. The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its past experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables at December 31, 2003 was $8.2 million, compared with $7.2 million at December 31, 2002.

New Accounting Standards

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and subsequently revised it in December 2003 with the issuance of FIN 46-R. FIN 46-R requires a company to consolidate a variable interest entity if the Company is designated as a primary beneficiary of that entity even if the company does not have a majority voting interest in the entity. A variable interest entity is generally defined as an entity in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its own activities without additional financial support from other parties, or whose owners lack the risks and rewards of ownership. FIN 46-R also has a disclosure requirement for all variable interest entities of a company, even if the company is not the primary beneficiary. The Company is currently evaluating the impact of adopting FIN 46-R applicable to variable interest entities created prior to February 1, 2003 but does not expect a material impact.

      Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. The adoption of SFAS No. 143 had no effect on the Company’s consolidated results of operations, financial position, or cash flows.

      Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date of an entity’s commitment to an exit plan, as under EITF Issue No. 94-3. The initial adoption of SFAS No. 146 had no effect on the Company’s consolidated results of operations, financial position, or cash flows.

      Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN No. 45”) for guarantees issued or modified after December 31, 2002. FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company does not provide significant guarantees on a routine basis. As a result, the adoption of FIN No. 45 did not have an impact on the Company’s financial statements. The disclosures required by FIN No. 45 are included in Note 16 of the notes to the consolidated financial statements included elsewhere in this report, “Guarantees.”

      Effective December 31, 2003, the Company adopted EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 reached a consensus that the quantitative and qualitative disclosures presented in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are required for fiscal years ending after December 15, 2003, and that the disclosures will only be required for the latest year presented in the financial statements. The disclosures required by EITF Issue 03-1 are included in Note 1 of the notes to the consolidated financial statements included elsewhere in this report, “Significant Accounting Policies.”

Internal Reinvestment

Capital Expenditures

      Capital expenditures were $21.3 million for 2003, compared with $17.4 million for 2002. Approximately 50% of the expenditures in 2003 were for equipment to increase productivity and expand capacity. The Company’s 2004 capital expenditures are expected to increase slightly when compared with 2003 levels, with a continuing emphasis on spending to improve productivity and expand low-cost manufacturing facilities. The Company expects 2004 capital expenditures to continue to approximate 2% of sales.

Product Development and Engineering

      Product development and engineering expenses are directed toward the development and improvement of new and existing products and processes. Such expenses were $49.9 million in 2003, an increase from $46.8 million in 2002, and $45.2 million in 2001. Included in the amounts above are net expenses for research and development of $23.4 million for 2003, $23.7 million for 2002, and $22.6 million for 2001.

Environmental Matters

      Certain historic processes in the manufacture of previous AMETEK products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, the Company has been named a Potentially Responsible Party (PRP) regarding waste remediation at several non-AMETEK sites that are the subject of government-mandated cleanups. In addition to these non-AMETEK sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against the Company with respect to other environmental matters once the Company has determined that a loss is probable and estimable. Total environmental reserves at December 31, 2003 and 2002 were approximately $6.4 million and $7.1 million, respectively. In 2003, the Company spent approximately $1.1 million on such environmental matters, compared with approximately $2.0 million in 2002. The Company also has agreements with former owners of certain of its acquired businesses as well as new owners of previously owned businesses. Under certain of the agreements the former owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of the other parties carry insurance coverage for some environmental matters. To date, those parties have met their obligation in all material respects. The Company has no reason to believe that such third parties would fail to perform their obligation in the future. However, if the Company were required to record a liability with respect to all, or a portion of, such matters on its balance sheet, the effect on income and the amount of the liability would not be significant. In the opinion of management, based upon presently available information and past experience related to such matters, either adequate provision for probable costs has been made, or the ultimate cost resulting from these actions is not expected to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Market Risk

      The Company’s primary exposures to market risk are fluctuations in interest rates on its short-term debt, foreign currency exchange rates and commodity prices for certain raw material purchases.

      All of the Company’s long-term debt carries fixed rates and its short-term debt is variable-rate debt. These financial instruments are more fully described in the notes to the financial statements.

      The foreign currencies to which the Company has the most significant exchange rate exposure include the euro, the British pound sterling, and the Japanese yen. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the use of local borrowings in the foreign country affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income, within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company.

      The primary commodities to which the Company has market exposure are raw material purchases of nickel, copper and steel. Exposure to price changes in these commodities is generally mitigated through adjustments in selling prices of the ultimate product, and purchase order pricing arrangements, although forward contracts may be used in some circumstances to manage some of those exposures.

      Based on a hypothetical ten percent adverse movement in interest rates, commodity prices, or foreign currency exchange rates, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are not material, although the actual effects may differ materially from the hypothetical analysis.

Forward-Looking Information

      Certain matters discussed in this Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company’s operations and business environment, and are subject to change based on various important factors. The Company wishes to take advantage of the “safe harbor” provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause, the Company’s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

•	An economic slowdown, or unforeseen price reductions in the Company’s global market segments, with adverse effects on profit margins.

•	The Company’s inability to continue achieving its cost reduction objectives, due in part to varying prices and availability of certain raw materials and semifinished materials and components. This would include the Company’s inability to obtain certain commodity raw materials, or its inability to recover commodity raw material price increases through higher selling prices.

•	Underutilization of the Company’s existing factories and plants, or plant expansions or new plants, possibly resulting in production inefficiencies, and higher than anticipated or unanticipated start-up expenses and production delays at new plants.

•	The unanticipated expenses of divesting businesses, or of assimilating newly acquired businesses into the Company’s business structure, as well as the impact of unusual expenses from business strategies, asset valuations, acquisitions, divestitures and organizational structures. Acquisition and divestiture strategies may face legal and regulatory delays and other unforeseeable obstacles beyond the Company’s control.

•	The increased cost of, or inability to obtain, property and liability insurance due to uncertainty in worldwide insurance and reinsurance markets.

•	The potential write-off of substantial goodwill and other intangible assets, including indefinite-lived intangible assets.

•	Unpredictable delays or difficulties in the development of key new product programs, and the risk of not recovering major research and development expenses, and/or the risks of major technological shifts away from the Company’s technologies and core competencies.

•	A prolonged slowing of the growth rate in the U.S. and Europe for electric motor products, aerospace, heavy-vehicle and process instrumentation, as well as a restriction in the ability of heavy-vehicle manufacturers to secure components manufactured by outside suppliers.

•	Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, product-related liability, assertions related to intellectual property rights and licenses, adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

•	The effects, in the United States and abroad, of changes in trade practices; monetary and fiscal policies; laws and regulations; other activities of governments, agencies and similar organizations, such as trade restrictions or prohibitions; social and economic conditions; unforeseen inflationary pressures and monetary fluctuation; import and other charges or taxes; the inability of the Company to obtain, or hedge, foreign currencies; and fluctuation in foreign currency exchange rates. This would include extreme currency fluctuations; protectionism and confiscation of assets; nationalizations; unstable governments and legal systems; and intergovernmental disputes.

•	Variation in the level of orders booked, which can be affected by general economic conditions, intensity of competition and continued marketplace acceptance of products.

•	Increased environmental compliance costs, and the potential costs associated with asbestos-related litigation.

•	Changes in income tax regulations or tax rates affecting the Company.

•	Increased corporate governance compliance costs.

The Company believes that it has the product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Information concerning market risk is set forth under the heading “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 26 and 27 herein.

Item 8.	Financial Statements and Supplementary Data:

Financial Statement Schedules (Item 15(a) 2)

      Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of AMETEK, Inc.

      We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Notes 1 and 6 to the consolidated financial statements, in 2002 AMETEK, Inc. changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

January 27, 2004, except for the fourth
paragraph of Note 7, pertaining to
the Company’s extension of its
Revolving Credit Facility, as to
which the date is February 25, 2004

AMETEK, Inc.

Consolidated Statement of Income

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Net sales	$1,091,622	$1,040,542	$1,019,289

Operating expenses:
Cost of sales (excluding depreciation)	785,441	754,571	777,919
Selling, general and administrative	115,186	104,816	98,655
Depreciation	34,234	32,468	33,165

Total operating expenses	934,861	891,855	909,739

Operating income	156,761	148,687	109,550
Other income (expenses):
Interest expense	(26,017)	(25,181)	(27,913)
Other, net	(657)	(608)	2,725

Income before income taxes	130,087	122,898	84,362
Provision for income taxes	42,272	39,200	18,251

Net income	$87,815	$83,698	$66,111

Basic earnings per share(1)	$1.32	$1.27	$1.01

Diluted earnings per share(1)	$1.30	$1.24	$0.99

Weighted average common shares outstanding:(1)
Basic shares	66,294	65,836	65,676

Diluted shares	67,620	67,254	66,890

(1)	Amounts have been restated to reflect a two-for-one stock split effective February 27, 2004.

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

	December 31,

	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,313	$13,483
Marketable securities	8,573	8,320
Receivables, less allowance for possible losses	189,010	175,230
Inventories	143,359	129,451
Deferred income taxes	9,672	10,005
Other current assets	17,139	14,080

Total current assets	382,066	350,569
Property, plant and equipment, net	213,622	204,329
Goodwill, net of accumulated amortization	506,964	391,947
Other intangibles, investments and other assets	112,195	83,161

Total assets	$1,214,847	$1,030,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$106,774	$110,422
Accounts payable	96,582	81,108
Income taxes payable	11,936	3,287
Accrued liabilities	73,939	66,603

Total current liabilities	289,231	261,420
Long-term debt	317,674	279,636
Deferred income taxes	54,847	41,233
Other long-term liabilities	23,965	27,536
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 100,000,000 shares; issued: 2003 — 69,088,592 shares; 2002 — 67,766,358 shares(1)	345	339
Capital in excess of par value	33,194	14,045
Retained earnings	544,422	464,731
Accumulated other comprehensive losses	(19,196)	(34,719)
Less: Cost of shares held in treasury: 2003 — 2,106,082 shares; 2002 — 1,632,114 shares(1)	(29,635)	(24,215)

Total stockholders’ equity	529,130	420,181

Total liabilities and stockholders’ equity	$1,214,847	$1,030,006

(1)	Share amounts have been restated to reflect a two-for-one stock split effective February 27, 2004.

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

	Years Ended December 31,

	2003		2002		2001

	Comprehensive	Stockholders’	Comprehensive	Stockholders’	Comprehensive	Stockholders’
	Income	Equity	Income	Equity	Income	Equity

	(In thousands)
Capital Stock
Preferred Stock, $.01 par value		$—		$—		$—

Common Stock, $.01 par value Balance at the beginning of the year		339		334		334
Shares issued		6		5		—

Balance at the end of the year		345		339		334

Capital in Excess of Par Value
Balance at the beginning of the year		14,045		683		2,248
Employee stock option, savings and award plans, including tax benefits		19,149		13,362		(1,565)

Balance at the end of the year		33,194		14,045		683

Retained Earnings
Balance at the beginning of the year		464,731		388,929		330,696
Net income	$87,815	87,815	$83,698	83,698	$66,111	66,111

Cash dividends paid		(8,124)		(7,896)		(7,878)

Balance at the end of the year		544,422		464,731		388,929

Accumulated Other Comprehensive Losses(1)
Foreign currency translation:
Balance at the beginning of the year		(22,429)		(32,891)		(30,467)
Translation adjustments	9,502	9,502	10,462	10,462	(2,424)	(2,424)

Balance at the end of the year		(12,927)		(22,429)		(32,891)

Minimum pension liability adjustment:
Balance at the beginning of the year		(12,280)		(4,680)		(169)
Adjustments during the year	4,610	4,610	(7,600)	(7,600)	(4,511)	(4,511)

Balance at the end of the year		(7,670)		(12,280)		(4,680)

Valuation adjustments for marketable securities and other:
Balance at the beginning of the year		(10)		548		471
(Increase) decrease in marketable securities(2)	1,411	1,411	(558)	(558)	77	77

Balance at the end of the year		1,401		(10)		548

Total other comprehensive income (loss) for the year	15,523		2,304		(6,858)

Total comprehensive income for the year	$103,338		$86,002		$59,253

Accumulated other comprehensive loss at the end of the year		(19,196)		(34,719)		(37,023)

Treasury Stock
Balance at the beginning of the year		(24,215)		(17,865)		(22,275)
Employee stock option, savings and award plans		428		996		16,038
Purchase of treasury stock		(5,848)		(7,346)		(11,628)

Balance at the end of the year		(29,635)		(24,215)		(17,865)

Total Stockholders’ Equity		$529,130		$420,181		$335,058

(1)	Amounts presented are net of tax based on an average tax rate of 35%, except for foreign currency translation adjustments, which are presented on a pretax basis.

(2)	Includes reclassification adjustment for (losses) gains included in net income for 2003, 2002, and 2001 of $0.1 million, ($0.1) million, and $0.6 million, respectively.

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash provided by (used for):
Operating activities:
Net income	$87,815	$83,698	$66,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,473	32,950	46,450
Deferred income taxes	12,286	10,954	3,681
Changes in assets and liabilities (net of acquisitions):
Decrease in receivables	11,739	9,966	25,082
Decrease (increase) in inventories and other current assets	826	23,546	(6,139)
Increase (decrease) in payables, accruals, and income taxes	8,653	(20,754)	(24,422)
Decrease in other long-term liabilities	(653)	(71)	(6,537)
Pension contribution	(5,179)	(30,250)	(1,866)
Other	3,943	(6,376)	(1,226)

Total operating activities (before receivable securitization transactions)	154,903	103,663	101,134
Decrease in accounts receivable sold	—	—	(45,000)

Total operating activities	154,903	103,663	56,134

Investing activities:
Additions to property, plant and equipment	(21,326)	(17,374)	(29,415)
Purchase of businesses	(163,909)	—	(131,793)
Other	4,232	(2,355)	8,684

Total investing activities	(181,003)	(19,729)	(152,524)

Financing activities:
Net change in short-term borrowings	(3,467)	(59,012)	37,747
Additional long-term borrowings	76,223	—	73,321
Reduction in long-term borrowings	(48,790)	(23,751)	(721)
Repurchases of common stock	(5,848)	(7,346)	(11,628)
Cash dividends paid	(8,124)	(7,896)	(7,878)
Proceeds from stock options and other	16,936	13,415	12,501

Total financing activities	26,930	(84,590)	103,342

Increase (decrease) in cash and cash equivalents	830	(656)	6,952
Cash and cash equivalents:
Beginning of year	13,483	14,139	7,187

End of year	$14,313	$13,483	$14,139

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Significant Accounting Policies

Basis of Consolidation

      The accompanying consolidated financial statements reflect the operations, financial position and cash flows of AMETEK, Inc. (the “Company”), and include the accounts of the Company and subsidiaries, after elimination of all significant intercompany transactions in consolidation. The Company’s investments in 50% or less owned joint ventures are accounted for by the equity method of accounting. Such investments are not significant.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents, Securities, and Other Investments

      All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2003 and 2002, all of the Company’s equity securities and fixed-income securities (primarily those of a captive insurance subsidiary) are classified as “available-for-sale”, although the Company may hold fixed-income securities until their maturity dates. The aggregate market value of such securities at December 31, 2003 and 2002 was: 2003 — $14.8 million ($13.4 million amortized cost) and 2002 — $13.9 million ($14.0 million amortized cost). The temporary unrealized gain or loss on such securities is recorded as a separate component of other comprehensive income (in stockholders’ equity) at December 31, 2003, and is not material. The Company recognized other-than-temporary impairment losses against earnings of $0.7 million in 2003 and $0.3 million in 2002. Certain of the Company’s other investments are accounted for by the equity method.

Inventories

      Inventories are stated at the lower of cost or market, cost being determined for the majority of inventories by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated net proceeds from sales. The excess of the first-in, first-out (FIFO) value over the LIFO value at December 31, 2003 and 2002 was $26.8 million and $27.0 million, respectively.

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

Revenue Recognition

      The Company generally recognizes revenue when products are shipped and services are rendered. The policy with respect to sales returns and allowances generally provides that a customer may not return products, or be given allowances, except at the Company’s option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience, and are adjusted periodically to reflect actual expenses. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranty expenses. At December 31, 2003 and 2002, the accrual for future warranty obligations was $6.9 million and $6.4 million, respectively.

Research and Development

      Company-funded research and development costs are charged to operations as incurred and during the past three years were: 2003 — $23.4 million, 2002 — $23.7 million, and 2001 — $22.6 million.

Earnings Per Share

      The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. The calculation of diluted earnings per share includes the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table (computed on a post-stock split basis) presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	2003	2002	2001
Weighted average shares (in thousands):
Basic shares	66,294	65,836	65,676
Stock option and award plans	1,326	1,418	1,214

Diluted shares	67,620	67,254	66,890

Foreign Currency Translation

      Assets and liabilities of foreign operations are translated using exchange rates in effect at the balance sheet date, and their results of operations are translated using average exchange rates for the year.

      Certain transactions of the Company and its subsidiaries are made in currencies other than their functional currency. Exchange gains and losses from those transactions generally are included in operating results for the year. Certain foreign currency transactions have been designated as hedges of an underlying item. Exchange gains and losses on those transactions are deferred in other comprehensive income to the extent they are effective as hedges.

Stock-Based Compensation

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures, which amends SFAS 123, encourage entities to recognize compensation expense for stock-based employee compensation plans at fair value, but provide the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for stock-based compensation in accordance with APB 25. The exercise price of stock options, set at the time of the grant, is not less than the fair market value per share at the date of the grant. Had the Company applied the fair value recognition provisions of SFAS 123, pretax stock-based compensation expense would have increased $4.9 million, $4.5 million, and $3.2 million for 2003, 2002, and 2001, respectively. Diluted earnings per share would have been lower by $0.04, $0.03, and $0.03 on a post-stock split basis for the respective years. Options generally have a four-to ten-year vesting period from date of grant. Note 9 presents pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

      The Company makes infrequent use of derivative financial instruments to manage interest rate, foreign exchange, and forward contract exposure. The Company does not hold or trade in derivatives for speculative purposes. Interest rate swap and cap agreements are sometimes used to manage the interest rate characteristics of certain outstanding revolving credit loans to a more desirable fixed or variable rate basis, or to limit the Company’s exposure to rising interest rates. These swaps and caps are matched with the underlying fixed or variable rate debt, and any periodic cash payments are accrued on a settlement basis and accounted for as adjustments to interest costs. There were no interest rate swap or cap agreements in place at, or during the years ended, December 31, 2003 or 2002. Foreign currency option contracts, foreign currency exchange contracts, and foreign currency swap agreements may be entered into to mitigate the translation exposure from investments in certain foreign subsidiaries. Foreign currency forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases or export sales, thereby minimizing the Company’s exposure to foreign currency fluctuation. These contracts may be entered into for periods generally not exceeding one year. When present, all derivative financial instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. There was one forward contract outstanding at December 31, 2003, which was acquired with one of the 2003 acquisitions, for the purchase of certain inventories. The amount of the forward contract and the gain recognized in earnings on the underlying transactions were not material to the Company. The Company had no derivatives outstanding at December 31, 2002.

Goodwill and Other Intangible Assets

      Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis primarily over a 30-year period for all purchase business combinations made prior to July 1, 2001. Business combinations can also result in other intangible assets being recognized. Amortization of such intangible assets, if applicable, occurs over their estimated useful lives. SFAS No. 142 required companies to cease amortizing goodwill that existed at June 30, 2001, and established criteria for testing goodwill for impairment on at least an annual basis, or when events occur that might reduce the fair value of a reporting unit below its carrying value.

Reclassifications

      Certain amounts appearing in the prior year’s financial statements and supporting footnote disclosures have been reclassified to conform to the current year’s presentation.

2.     Stock Split (Subsequent to December 31, 2003)

      On January 27, 2004, the Company’s Board of Directors approved a two-for-one split of its common stock distributed on February 27, 2004, to shareholders of record on February 13, 2004. All share and per share amounts included in this report have been restated to reflect the stock split.

3.     Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) and subsequently revised it in December 2003 with the issuance of FIN 46-R. FIN 46-R requires a company to consolidate a variable interest entity if it is designated as a primary beneficiary of that entity even if the company does not have a majority voting interest in the entity. A variable interest entity is generally defined as an entity in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its own activities without additional financial support from other parties, or whose owners lack the risks

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and rewards of ownership. FIN 46-R also has a disclosure requirement for all variable interest entities of a company, even if the company is not the primary beneficiary. The Company is currently evaluating the impact of adopting FIN 46-R applicable to variable interest entities created prior to February 1, 2003 but does not expect a material impact upon its adoption.

      Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. The adoption of SFAS No. 143 had no effect on the Company’s consolidated results of operations, financial position, or cash flows.

      Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Among other things, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of at the date of an entity’s commitment to an exit plan, as under EITF Issue No. 94-3. The initial adoption of SFAS No. 146 had no effect on the Company’s consolidated results of operations, financial position, or cash flows.

      Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN No. 45”) for guarantees issued or modified after December 31, 2002. FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company does not provide significant guarantees on a routine basis. As a result, the adoption of FIN No. 45 did not have an impact on the Company’s financial statements. The disclosures required by FIN No. 45, are included in Note 16 of this Report, “Guarantees.”

      Effective December 31, 2003, the Company adopted EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue 03-1 reached a consensus that the quantitative and qualitative disclosures presented in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are required for fiscal years ending after December 15, 2003, and that the disclosures will only be required for the latest year presented in the financial statements. The disclosures required by EITF Issue 03-1 are included in Note 1 of this Report, “Significant Accounting Policies.”

4.     Acquisitions

      In 2003, the Company made three acquisitions. In January 2003, the Company acquired Airtechnology Holdings Limited (Airtechnology) from Candover Partners Limited, for approximately 50 million British pounds sterling, or about $80 million in cash. Airtechnology is a supplier of motors, fans and environmental control systems for the aerospace and defense markets. Airtechnology is a part of the Company’s Electromechanical Group. In February 2003, the Company acquired Solidstate Controls, Inc. (SCI) from Marmon Industrial Companies LLC for approximately $34 million in cash. SCI is a leading supplier of uninterruptible power supply systems for the process and power generation industries. SCI is a part of the Company’s Electronic Instruments Group. In August 2003, the Company acquired Chandler Instruments Company, LLC. (Chandler Instruments), for approximately $49 million in cash. Chandler Instruments is a

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leading manufacturer of high-quality measurement instrumentation for the oil and gas industry. Chandler Instruments is a part of the Company’s Electronic Instruments Group. The aggregate purchase price paid for the 2003 acquisitions is subject to adjustment for finalization of the value of the net assets acquired.

      The operating results of the above acquisitions are included in the Company’s consolidated results from their respective dates of acquisition.

      The acquisitions have been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” The following table presents the tentative allocation of the aggregate purchase price for the 2003 acquisitions based on their estimated fair values:

In millions

Net working capital	$10.3
Property, plant and equipment	15.8
Goodwill	107.9
Other intangible assets	29.9

Total net assets	$163.9

      The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its presence in high-end technical motors through Airtechnology, the process and power generation industries through SCI and the oil and gas production and refining markets through Chandler Instruments.

      Of the $29.9 million in other intangible assets, $15.0 million was assigned to intangibles with estimated remaining amortizable lives of up to 15 years. The remaining $14.9 million was assigned to infinite-lived intangibles other than goodwill.

      The Company is in the process of completing third-party valuations of certain tangible and intangible assets acquired with certain of the acquired businesses. Therefore, the allocation of purchase price is subject to revision.

      In 2001, the Company made three acquisitions. In May 2001, the Company acquired from SPX Corporation the assets of GS Electric, a leading U.S. manufacturer of universal and permanent magnet motors for the global floor care and other markets for approximately $32.0 million in cash. GS Electric is now part of the Company’s Electromechanical Group. In July 2001, the Company acquired EDAX, Inc., a leading manufacturer of analytic instrumentation, which complements the Company’s process and analytical instruments product lines, from Panta Electronics for approximately $37.0 million in cash. In December 2001, the Company acquired, from PerkinElmer, Inc., Instruments for Research and Applied Science (IRAS), a leading developer and manufacturer of advanced analytical instrumentation that is used in a number of applications including nuclear spectroscopy, research electrochemistry and electronic signal processing for approximately $63.0 million. EDAX and IRAS are now part of the Company’s Electronic Instruments Group. Together with the EDAX acquisition, IRAS greatly expands the Company’s presence in the laboratory and research markets.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides pro forma results of operations for the year ended December 31, 2002, as if the 2003 acquisitions had been made as of January 1, 2002. The pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions had been completed on the date indicated. Pro forma net sales, net income and diluted earnings per share would not have been materially different than the amounts reported in the consolidated statement of income for the year ended December 31, 2003.

Pro Forma Results
of Operations
Year Ended
December 31, 2002

(In millions,
except per share)
Net sales	$1,150.2
Net income	$87.6
Diluted earnings per share	$1.30

      Had the 2001 acquisitions been made at the beginning of 2001, pro forma net sales for 2001 would have been $1,106.3 million. Pro forma net income, after giving effect to the amortization of goodwill, and diluted earnings per share would not have been materially different, as a result of the acquisitions, for the year.

5.     Other Balance Sheet Information

	2003	2002

	(In thousands)
INVENTORIES
Finished goods and parts	$29,334	$26,819
Work in process	35,105	33,054
Raw materials and purchased parts	78,920	69,578

	$143,359	$129,451

PROPERTY, PLANT AND EQUIPMENT, at cost
Land	$13,584	$9,224
Buildings	131,145	116,977
Machinery and equipment	495,196	461,130

	639,925	587,331
Less accumulated depreciation	(426,303)	(383,002)

	$213,622	$204,329

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002

	(In thousands)
OTHER ASSETS
Other intangibles, at cost:
Patents	$24,018	$23,176
Trademarks and tradenames	16,502	477
Other acquired intangibles	52,577	38,843
Less accumulated amortization	(58,651)	(59,582)

	34,446	2,914
Investments	14,475	13,658
Insurance company deposits	20,383	18,383
Other	42,891	48,206

	$112,195	$83,161

ACCRUED LIABILITIES
Accrued employee compensation and benefits	$27,260	$25,328
Other	46,679	41,275

	$73,939	$66,603

	2003	2002	2001

	(In thousands)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at beginning of year	$7,248	$7,642	$4,318
Additions charged to expense	2,293	2,377	4,135
Recoveries credited to allowance	74	69	143
Write-offs	(2,591)	(3,031)	(1,264)
Allowance acquired with new businesses	332	—	322
Currency translation adjustment and other	832	191	(12)

Balance at end of year	$8,188	$7,248	$7,642

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Goodwill

      Effective January 1, 2002, the Company ceased the amortization of goodwill in accordance with SFAS No. 142. Results adjusted to exclude amounts no longer being amortized, are as follows (in thousands, except per share amounts):

	2003	2002	2001

Reported net income	$87,815	$83,698	$66,111
Add back goodwill amortization, net of tax	—	—	10,182

Adjusted net income	$87,815	$83,698	$76,293

Basic earnings per share as reported	$1.32	$1.27	$1.01
Goodwill amortization, net of tax	—	—	0.15

Adjusted basic earnings per share	$1.32	$1.27	$1.16

Diluted earnings per share as reported	$1.30	$1.24	$0.99
Goodwill amortization, net of tax	—	—	0.15

Adjusted diluted earnings per share	$1.30	$1.24	$1.14

      As of December 31, 2003 and 2002, goodwill by segment was: Electronic Instrument Group (EIG) — $309.0 million and $244.1 million; Electromechanical Group (EMG) — $197.9 million and $147.8 million. Changes in the carrying value of goodwill during 2003 were the result of the three acquisitions, described in Note 4, and the translation effect of changes in foreign currency exchange rates during the year.

      Goodwill is subject to annual impairment testing as required under SFAS No. 142. The Company conducts this review for impairment for all of its reporting units during the fourth quarter of its fiscal year. The results of this review in the fourth quarter of 2003 determined that the Company’s goodwill was not impaired.

7.     Debt

      At December 31, 2003 and 2002, long-term debt consisted of the following:

	December 31,

	2003	2002

	(In thousands)
5.96% and 7.20% Senior Notes due in 2010 and 2008, respectively	$314,295	$225,000
Accounts receivable securitization due 2004	64,000	65,000
Revolving credit loans due 2006	36,000	88,000
Other, principally foreign	10,153	12,058

	424,448	390,058
Less: current portion	(106,774)	(110,422)

Total long-term debt	$317,674	$279,636

      Maturities of long-term debt outstanding at December 31, 2003 are as follows: $0.1 million in 2005; $0.4 million in 2006; $0.4 million in 2007; $225.3 million in 2008; $0.3 million in 2009; and $91.1 million in 2010 and thereafter. The Company’s senior notes and its revolving credit loans have equal priority with respect to liquidation preference.

      In September 2003, the Company issued 50 million British pound sterling (approximately $80 million) senior notes due in 2010.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has an unsecured $300 million Revolving Credit Facility which had an original expiration date of September 17, 2006. On February 25, 2004, the agreement was amended to change the expiration date to February 25, 2009. Except for the new 5-year term, the Credit Facility is essentially the same as the original agreement. Interest rates on outstanding loans under the Revolving Credit Facility are either at the London Interbank Offered Rate (LIBOR) plus a negotiated spread over LIBOR, or at the U.S. prime rate plus a spread. At December 31, 2003, the Company had $36.0 million in revolving credit loans outstanding, at a blended rate of 2.4%, all of which is included in short-term borrowings. At December 31, 2003, $239.1 million was unused and available under the Revolving Credit Facility. The Company also had outstanding letters of credit totaling $24.9 million at December 31, 2003.

      The Revolving Credit Facility places certain restrictions on allowable foreign debt, and the measurement of the pro forma effect of potential acquisitions in certain debt covenant compliance calculations. The Revolving Credit Facility also places certain restrictions on certain cash payments, including the payment of dividends. At December 31, 2003, retained earnings of approximately $24.6 million were not subject to the dividend limitation.

      The Company’s accounts receivable financing agreement with a bank, which expires in 2004, provides for borrowings of up to $75 million against its trade accounts receivable. At December 31, 2003 and 2002, $64.0 million and $65.0 million, respectively, was borrowed under this secured credit facility. The weighted average interest rate on the amount outstanding under the accounts receivable securitization at December 31, 2003 and 2002 was 1.8% and 2.1%, respectively.

      Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of approximately $34.1 million, of which $8.7 million was outstanding at December 31, 2003, including $2.6 million reported in long-term debt.

      The weighted average interest rate on total debt outstanding at December 31, 2003 and 2002 was 5.6% and 5.4%, respectively.

8.     Stockholders’ Equity

      In 2003, the Company repurchased 380,000 shares (on a post-stock split basis) of its common stock, under a previous share repurchase authorization at a total cost of $5.8 million. This compares with repurchases of 473,800 shares at a total cost of $7.3 million in 2002. In March 2003, the Company’s Board of Directors authorized a new $50 million share repurchase program, adding to the remainder of the previous share repurchase program. At December 31, 2003, approximately $52.4 million of the current share purchase authorization was unexpended. At December 31, 2003, the Company held approximately 2.1 million shares in its treasury at a cost of $29.6 million compared with approximately 1.6 million shares at a cost of $24.2 million at the end of 2002. The number of shares outstanding at December 31, 2003 was 67.0 million shares, compared with 66.1 million shares at December 31, 2002.

      The Company has a Shareholder Rights Plan, under which the Company’s Board of Directors declared a dividend of one-half of a Right for each share of Company common stock owned. The Plan provides, under certain conditions involving acquisition of the Company’s common stock, that holders of Rights, except for the acquiring entity, would be entitled (i) to purchase shares of preferred stock at a specified exercise price, or (ii) to purchase shares of common stock of the Company, or the acquiring company, having a value of twice the Rights exercise price. The Rights under the Plan expire in 2007.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Stock Option and Award Plans

      The information that follows gives effect to the two-for-one stock split in February 2004.

      The Company’s 2002 Stock Incentive Plan permits the grant of up to 4.0 million shares of common stock to eligible employees and nonemployee directors of the Company in the form of options, phantom stock awards, restricted stock awards and stock rights. The Company’s 1999 Stock Incentive Plan permits the grant of up to 4.0 million shares of common stock. The Company’s 1997 Stock Incentive Plan permits the grant of up to 7.6 million shares of common stock. Stock options may be granted as non-qualified stock options or as incentive stock options.

      Restricted awards of the Company’s common stock are made to eligible employees and non-employee directors at such cost to the grantee as the stock option committee of the Board of Directors may determine. Such shares are issued subject to certain conditions with respect to transfer and other restrictions as prescribed by the plan. Upon issuance of restricted stock, unearned compensation, equivalent to the excess of the market price of the shares awarded over the price paid by the grantee at the date of grant, is charged to stockholders’ equity and is amortized to expense over the periods until the restrictions lapse. Three hundred thousand shares of restricted stock that were granted to the Company’s Chairman and Chief Executive Officer in 2000 vested in the third quarter of 2003 and the unamortized compensation expense totaling $2.1 million was charged to expense. There was no restricted stock outstanding at December 31, 2003. No restricted stock awards were granted in 2003 or 2002. Under the terms of the existing Stock Incentive Plans, at December 31, 2003, 777,106 additional shares of restricted stock may be granted. In January 2004, the Company adopted a change in its long-term incentive compensation program for officers and other senior managers to grant approximately 50% of its long-term incentive awards as restricted stock and 50% as stock options, rather than primarily stock options as it had previously. This change becomes effective in 2004.

      In 2003, the Company reserved 17,094 shares of common stock, and there were reductions for retirements and terminations which totaled 5,414 shares, under a Supplemental Executive Retirement Plan (“SERP”), bringing the total number of shares reserved to 172,480 shares of common stock as of December 31, 2003. Charges to expense under the SERP, not significant in amount, are considered pension expense (see Note 12), with the offsetting credit reflected in stockholders’ equity.

      At December 31, 2003, 8,615,898 (9,938,132 in 2002) shares of common stock were reserved for issuance, including stock options outstanding, under the 2002, 1999 and 1997 plans. The options are exercisable at prices not less than market prices on dates of grant, and in installments over four- to ten-year periods from dates of grant. The Company had no stock appreciation rights outstanding at December 31, 2003 or 2002. Stock appreciation rights, if and when issued, are exercisable for cash and/or shares of the Company’s common stock when the related option is exercised. A charge to income would be made for these rights and the related options.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2003		2002		2001

	Shares	Price Range	Shares	Price Range	Shares	Price Range

Outstanding at beginning of year	5,128,948	$7.07-$19.34	5,107,216	$7.07-$15.32	5,913,190	$5.80-$15.17
Granted	1,129,900	$18.06-$18.06	1,074,200	$18.82-$19.34	1,011,300	$13.14-$15.32
Exercised	(1,322,234)	$7.07-$18.82	(940,612)	$7.07-$15.17	(1,640,424)	$5.80-$15.17
Canceled	(111,956)	$9.97-$19.34	(111,856)	$10.00-$18.82	(176,850)	$9.97-$14.55

Outstanding at end of year	4,824,658	$7.07-$18.82	5,128,948	$7.07-$19.34	5,107,216	$7.07-$15.32

Exercisable at end of year	2,284,860	$7.07-$18.82	2,635,734	$7.07-$15.32	2,475,752	$7.07-$15.17

      The following table summarizes information pertaining to the Company’s stock options outstanding at December 31, 2003:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Options	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price

$ 7.07-$11.60	1,374,920	$9.32	2.7	1,187,970	$9.20
$11.61-$15.47	1,358,782	$13.53	3.3	872,482	$13.79
$15.48-$18.82	2,090,956	$18.42	5.9	224,408	$18.82

	4,824,658	$14.45	4.3	2,284,860	$11.90

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock option plans, which recognizes expense based on the intrinsic value of the award at the date of grant. Since stock options have been issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense has resulted. Had the Company accounted for stock options in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation,” the Company would have reported the following pro forma results for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001

	(In thousands, except per share data)
Net income
Net income, as reported	$87,815	$83,698	$66,111
Add: Stock-based employee compensation expense included in reported net income	2,425	612	612
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards, net of tax	(6,050)	(3,933)	(2,889)

Pro forma net income	$84,190	$80,377	$63,834

Net income per share:
Basic:
As reported	$1.32	$1.27	$1.01
Pro forma	1.27	1.22	0.97
Diluted:
As reported	1.30	1.24	0.99
Pro forma	1.26	1.21	0.96

      The weighted average fair value of each option grant on the grant date was $6.19 for 2003, $6.54 for 2002, and $4.44 for 2001. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the last three years.

	2003	2002	2001

Expected life (years)	5.0	5.0	5.0
Expected volatility	37.0%	36.4%	35.3%
Dividend yield	0.66%	0.69%	0.85%
Risk-free interest rate	2.63%	3.25%	3.50%

10.     Leases

      Minimum aggregate rental commitments under non-cancellable leases in effect at December 31, 2003 (principally for production and administrative facilities and equipment) amounted to $25.8 million, consisting of annual payments of $6.3 million in 2004, $5.3 million in 2005, $4.3 million in 2006, $2.9 million in 2007, $2.5 million in 2008 and $4.5 million in 2009 and thereafter. Rental expense was $9.0 million in 2003, $8.5 million in 2002 and $8.9 million in 2001.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Income Taxes

      The components of income before income taxes and the details of the provision for income taxes are as follows:

	2003	2002	2001

	(In thousands)
Income before income taxes:
Domestic	$100,116	$113,351	$85,597
Foreign	29,971	9,547	(1,235)

Total	$130,087	$122,898	$84,362

Provision for income taxes:
Current:
Federal	$17,492	$19,354	$14,721
Foreign	11,105	4,942	2,519
State	1,605	3,950	(1,469)

Total current	30,202	28,246	15,771

Deferred:
Federal	12,393	11,423	3,373
Foreign	(2,261)	(363)	(1,590)
State	1,938	(106)	697

Total deferred	12,070	10,954	2,480

Total provision	$42,272	$39,200	$18,251

      Significant components of the Company’s deferred tax (asset) liability as of December 31 are as follows:

	2003	2002

	(In thousands)
Current deferred tax asset:
Reserves not currently deductible	$(5,520)	$(6,354)
Other	(4,152)	(3,651)

Net current deferred tax asset	(9,672)	(10,005)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	28,276	26,102
Purchased tax benefits	-	3,383
Reserves not currently deductible	(4,939)	(7,486)
Pensions	14,861	13,941
Amortization of acquired intangible assets	15,325	4,706
Other	1,324	587

Noncurrent deferred tax liability	54,847	41,233

Net deferred tax liability	$45,175	$31,228

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effective rate of the provision for income taxes reconciles to the statutory rate as follows:

	2003(a)	2002(a)	2001(a)(b)

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.8	2.0	(0.9)
Tax benefits from qualified export sales	(3.3)	(3.9)	(5.0)
Differences between U.S. and foreign tax rates	0.7	1.0	2.1
Goodwill amortization	-	-	2.8
Settlement of prior years’ tax audits	(1.1)	-	(11.6)
Other	(0.6)	(2.2)	(0.8)

	32.5%	31.9%	21.6%

(a)	Includes the reversal of certain prior years’ excess federal and state income tax accruals.

(b)	At year-end 2001, U.S. tax authorities closed several open years for which the Company’s income tax returns were under examination. As a result, the Company recognized a tax benefit of $10.5 million after tax. The benefit consisted of tax refunds received of $4.4 million (including interest) and the reversal of certain federal and state tax accruals totaling $6.1 million associated with the closed years.

      During 2003, the Company fully utilized available operating loss carryforwards from prior years, which totaled $0.9 million. At December 31, 2003, the Company had no net operating loss carryforwards to offset future taxable income.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $60.8 million at December 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. deferred taxes has been made. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes (subject to a reduction for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred income tax liability is not practicable.

12.     Retirement and Pension Plans

      The Company sponsors several retirement and pension plans in the U.S. and in certain foreign countries covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. Following is a brief description of each of the Company’s retirement and pension plans.

      The Company maintains noncontributory defined benefit pension plans. Benefits for eligible U.S. and foreign salaried and hourly employees are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits in accordance with legal funding requirements. Assets of these plans are invested in a variety of equity and debt instruments and in pooled temporary funds, as well as in the Company’s common stock.

      The Company also sponsors a 401(k) retirement and savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. The Company matches employee contributions on a dollar-for-dollar basis up to 6% of eligible compensation or a maximum of $1,200 per participant.

      The Company’s retirement and savings plan has a defined contribution retirement feature principally to cover U.S. salaried employees joining the Company after December 31, 1996. Under this retirement feature, the Company makes contributions for eligible employees based on a pre-established percentage of the covered

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee’s salary. Employees of certain of the Company’s foreign operations participate in various local plans that in the aggregate are not significant.

      The Company also has a defined contribution retirement plan for most of its acquired businesses for the benefit of eligible employees. Company contributions are made for each participant up to a specified percentage, not to exceed 6% of the participant’s base compensation.

      The Company has nonqualified unfunded retirement plans for its Directors and certain retired employees. It also provides supplemental retirement benefits, through contractual arrangements and/or a SERP covering certain current and former employees of the Company. These supplemental benefits are designed to compensate the employee for retirement benefits that would have been provided under the Company’s primary retirement plan, except for statutory limitations on compensation that may be taken into account under those plans. The projected benefit obligations of the SERP and the contracts will primarily be funded by a grant of shares of the Company’s common stock upon retirement or termination of the employee. The Company is providing for these obligations by charges to earnings over the applicable periods.

      The Company uses a measurement date of December 31 for its U.S. pension plans.

      The following tables provide information on benefit obligations and fair value of plan assets for the funded and unfunded U.S. defined benefit plans for 2003 and 2002:

	2003	2002

	(In thousands)
Change in projected benefit obligation (“PBO”):
Net projected benefit obligation at beginning of year	$302,595	$285,570
Service cost	4,325	4,349
Interest cost	20,226	20,213
Plan amendments	—	1,212
Actuarial loss	20,883	10,457
Gross benefits paid	(19,572)	(19,206)

Net projected benefit obligation at end of year	$328,457	$302,595

      The accumulated benefit obligation (“ABO”) at the end of 2003 and 2002 consisted of the following:

	2003	2002

	(In thousands)
Funded plans	$311,765	$288,319
Unfunded plans	4,671	4,481

Total	$316,436	$292,800

	2003	2002

	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$279,047	$291,188
Actual return on plan assets	53,534	(23,185)
Employer contributions	5,179	30,250
Gross benefits paid	(19,572)	(19,206)

Fair value of plan assets at end of year	$318,188	$279,047

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On an ABO basis, in the aggregate the Company’s funded U.S. defined benefit pension plans were 102% funded at December 31, 2003, compared with 97% funded at December 31, 2002. For a presentation of the plans whose ABO exceeds the fair value of the plan assets, see page 50.

Weighted-average assumptions used to determine end-of-year benefit obligations:

	2003	2002

Discount rate	6.25%	6.75%
Rate of compensation increase (where applicable)	3.50%	3.50%

      The asset allocation for the Company’s U.S. defined benefit pension plans at December 31, 2003 and 2002, and the target allocation for 2004 by asset category, follows. The Company periodically reviews its asset allocation taking into consideration plan liabilities, plan benefit payment streams and the investment strategy of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges, and, when necessary, rebalancing will occur.

		Percent of
		Plan Assets
		at
	Target Allocation	December 31

Asset Category	2004	2003	2002

Equity securities	50-70%	59%	54%
Debt securities	20-40%	30%	38%
Real estate	—	—	—
Other(a)	5-15%	11%	8%

Total		100%	100%

(a)	Amount in 2003 includes a 9% investment in alternative assets consisting of diversified hedge funds. Amounts in 2003 and 2002 also include cash and cash equivalents.

      The fair value of plan assets for these plans was $318.2 million and $279.0 million at December 31, 2003 and 2002, respectively. The expected long-term rate of return on these plan assets was 8.90% in 2003 and 9.25% in 2002. Equity securities include AMETEK, Inc. common stock in the amount of $27.6 million (8.6% of total plan investments) and $22.0 million (7.9% of total plan investments) at December 31, 2003 and 2002, respectively.

      The objectives of the AMETEK, Inc. defined benefit plans’ investment strategy are to maximize the plans’ funded status over the long term and minimize Company contributions and plan expense. Because the goal is to optimize returns over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and fixed-income markets provide poor returns, an allocation to alternative assets may be made to improve the overall portfolio’s diversification and return potential.

      The equity portfolio will be diversified by market capitalization and style. The equity portfolio may also include an international component.

      The objective of the fixed-income portion of the pension assets is to provide interest rate sensitivity for a portion of the assets and to provide diversification. The fixed-income portfolio will be diversified within certain quality and maturity guidelines in an attempt to minimize the adverse effects of interest rate fluctuations.

      Certain investments are prohibited, including venture capital, private placements, unregistered or restricted stock, margin trading, commodities, limited partnerships, short selling, and rights and warrants.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Swaps, options, forwards and futures may be used to avoid market exposure, and to manage foreign currency exposure.

      Based on current economic conditions, AMETEK estimates that it will make cash contributions of approximately $5 to $6 million to its worldwide defined benefit pension plans in 2004.

      The following table provides the amounts recognized in the consolidated balance sheets at December 31, 2003 and 2002 for the Company’s U.S. plans:

	2003	2002

	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$318,188	$279,047
Projected benefit obligation	(328,457)	(302,595)

Funded status at end of year (PBO basis)	(10,269)	(23,548)
Unrecognized net actuarial loss	62,224	74,912
Unrecognized prior service cost	2,935	4,027
Unrecognized net transition (asset) obligation	(31)	32

Net amount recognized at end of year	$54,859	$55,423

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$59,078	$59,509
Accrued benefit cost	(4,219)	(4,086)
Additional minimum liability	(12,603)	(21,010)
Intangible asset	803	2,117
Accumulated other comprehensive loss (a)	7,670	12,280
Deferred tax benefit on (a) above	4,130	6,613

Net amount recognized at end of year	$54,859	$55,423

      At the end of 2003 and 2002, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows (in thousands):

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds Fair		Obligation Exceeds
	Value of Assets		Fair Value of Assets

	2003	2002	2003	2002

Projected benefit obligation	$89,645	$266,496	$77,649	$84,889
Accumulated benefit obligation	87,599	256,678	76,894	84,074
Fair value of plan assets	73,491	242,241	61,946	66,513

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides the components of net periodic benefit expense (income) for the Company’s U.S. based pension plans for the three years ended December 31:

	2003	2002	2001

	(In thousands)
Defined benefit plans:
Service cost	$4,325	$4,349	$4,422
Interest cost	20,226	20,213	20,331
Expected return on plan assets	(23,979)	(26,365)	(28,257)
Net amortization:
Transition obligation (asset)	23	(132)	(592)
Prior service cost	623	527	467
Actuarial loss (gain)	4,311	217	(1,047)

SFAS No. 87 expense	5,529	(1,191)	(4,676)
SFAS No. 88 curtailment charge	984	39	—

Total net periodic benefit expense (income)	6,513	(1,152)	(4,676)

Other plans:
Defined contribution plans	6,721	6,674	5,390
Supplemental retirement plan	400	416	416
Foreign plans and other	1,781	1,415	2,009

Total other plans	8,902	8,505	7,815

Total net pension expense	$15,415	$7,353	$3,139

      The weighted-average assumptions used to determine the above net periodic expense (income) were:

	2003	2002	2001

Discount rate	6.75%	7.25%	8.00%
Expected return on plan assets	8.90%	9.25%	9.25%
Rate of compensation increase (where applicable)	3.50%	4.00%	4.75%

      The expected return on plan assets assumption was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and expectations of projected future investment returns. The estimates of future capital market returns by asset category are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return selected for 2004 of 8.90% is lower than the rate that would have been selected based solely on the fund’s historical return.

	Funded Plans	Unfunded Plans
	From Pension	From Company
Estimated future benefit payments (in thousands):	Trust Assets	Assets

2004	$19,915	$295
2005	20,170	285
2006	20,537	275
2007	21,154	264
2008	21,546	252
2009-2013	114,238	1,060

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with its acquisition of United-Kingdom-based Airtechnology in January 2003, the Company acquired a contributory defined benefit pension plan covering eligible salaried and hourly employees, and former employees of Airtechnology.

      Information relative to the Airtechnology pension plan, prepared in accordance with SFAS No. 87, is as follows:

December 31, 2003

(In thousands)
Funded status:
Fair value of plan assets	$12,155
Projected benefit obligation	(17,782)

Funded status and net amount recognized at end of year	$(5,627)

Year Ended
December 31, 2003

(In thousands)
Pension expense:
Service cost	$840
Interest cost	784
Expected return on plan assets	(654)

Total	$970

      The above amounts were determined based on an assumed discount rate of 5.50% and an expected return on plan assets of 7.20%.

      The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of (a) an interest-bearing fund, benefits from which are payable out of the general assets of the Company, or (b) a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $4.3 million and $2.8 million at December 31, 2003 and 2002, respectively. Initial employee deferrals began January 1, 2000. Administrative expense for the plan is borne by the Company and is not significant.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Financial Instruments

      The Company makes limited use of derivative financial instruments, and does not use them for trading purposes. Such instruments are generally used to manage well-defined interest rate risks and to hedge firm commitments related to certain export sales denominated in a foreign currency.

      Interest rate swap and cap agreements are used to reduce the potential impact of increases in interest rates on the Company’s borrowings. Accordingly, the Company may enter into these agreements to effectively convert floating-rate loans to fixed-rate loans and to cap certain interest rates that are indexed to LIBOR rates to reduce the risk from rising interest rates. During 2003 and 2002, no such agreements were outstanding.

      Cross-currency and interest rate agreements may be used to hedge a portion of the Company’s net investment in certain foreign subsidiaries. During 2003 and 2002, no such agreements were outstanding.

      Forward currency contracts may be entered into from time to time to hedge certain firm inventory purchases and export sales commitments denominated in foreign currencies. The purpose of such hedging activities is to protect the Company from the risk that the eventual net cash dollar inflows and outflows resulting from the purchase of certain inventories or the sales to foreign customers will be adversely affected by changes in exchange rates. The terms of the currency contracts are dependent on the firm commitment and generally do not exceed one year. Deferred gains and losses on such contracts are recognized in operations as the related purchases and sales occur. During 2003, the Company was party to one forward contract for the purchase of certain inventories in connection with one of its 2003 acquisitions. The amounts involved are not material to the Company. During 2002, the Company was not party to any forward currency contracts.

      The estimated fair values of the Company’s other financial instruments are compared below to the recorded amounts at December 31, 2003 and 2002. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 2003 and 2002 in the accompanying balance sheet.

	Asset (Liability)

	December 31, 2003		December 31, 2002

	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Fixed-income and equity investments	$15,038	$15,038	$13,657	$13,657
Short-term borrowings	$(105,328)	$(105,328)	$(108,557)	$(108,557)
Long-term debt (including current portion)	$(319,120)	$(339,933)	$(281,501)	$(289,812)

      The fair value of fixed-income investments is based on quoted market prices. The fair value of equity investments is based on amounts reported by the investee. The fair value of short-term borrowings is based on the carrying value at year-end. The fair value of the Company’s long-term debt, which consists primarily of publicly traded notes, is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

14.	Additional Income Statement and Cash Flow Information

      Included in other income are interest and other investment income of $1.0 million, $0.9 million, and $2.0 million for 2003, 2002, and 2001, respectively. Income taxes paid in 2003, 2002, and 2001 were $25.1 million, $26.9 million, and $27.6 million, respectively. Cash paid for interest was $24.1 million, $24.0 million, and $27.5 million in 2003, 2002, and 2001, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Business Segment and Geographic Information

Descriptive Information About Reportable Segments

      The Company has two reportable segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production processes, distribution methods, and management organizations.

      The Electronic Instruments Group produces instrumentation for various electronic applications that service certain types of transportation industries, including aircraft cockpit instruments and displays, airborne electronics systems that monitor and record flight and engine data, and pressure, temperature, flow, and liquid-level sensors for commercial airlines and aircraft and jet engine manufacturers. The Group also produces analytical instrumentation for the laboratory and research markets, as well as instruments for food service equipment, measurement and monitoring instrumentation for various process industries, and instruments and complete instrument panels for heavy trucks and heavy construction and agricultural vehicles. The Group also manufactures high-temperature-resistant and corrosion-resistant materials, as well as thermoplastic compounds for automotive, appliance, and telecommunications applications.

      The Electromechanical Group produces air-moving electric motors and motor-blower systems for manufacturers of floor care appliances and outdoor power equipment, fractional horsepower and brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. The Group also produces high-purity metal powders and alloys in powder, strip, and wire form for electronic components, aircraft and automotive products. Sales of electric motors, blowers, and fans represented 42.2% in 2003, 41.7% in 2002, and 44.1% in 2001 of the Company’s consolidated net sales.

Measurement of Segment Results

      Segment operating income represents sales, less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include an allocation of interest expense. Net sales by segment are reported after elimination of intra- and inter-segment sales, which are insignificant in amount. Such sales are generally based on prevailing market prices. Reported segment assets include allocations directly related to the segment’s operations. Corporate assets consist primarily of investments, insurance deposits, and deferred taxes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2003	2002	2001

	(In thousands)
Net sales:
Electronic Instruments	$561,879	$539,448	$499,528
Electromechanical	529,743	501,094	519,761

Total consolidated	$1,091,622	$1,040,542	$1,019,289

Operating income and income before income taxes:
Operating income:
Electronic Instruments	$94,976	$87,485	$57,035
Electromechanical	84,151	80,225	70,638

Total segment operating income	179,127	167,710	127,673
Corporate administrative and other expenses	(22,366)	(19,023)	(18,123)

Consolidated operating income	156,761	148,687	109,550
Interest and other expenses, net	(26,674)	(25,789)	(25,188)

Consolidated income before income taxes	$130,087	$122,898	$84,362

Assets:
Electronic Instruments	$597,845	$507,358
Electromechanical	522,306	427,630

Total segments	1,120,151	934,988
Corporate	94,696	95,018

Total consolidated	$1,214,847	$1,030,006

Additions to property, plant and equipment:(1)
Electronic Instruments	$16,209	$11,364	$17,287
Electromechanical	18,053	7,239	16,229

Total segments	34,262	18,603	33,516
Corporate	893	873	1,888

Total consolidated	$35,155	$19,476	$35,404

Depreciation and amortization:(2)
Electronic Instruments	$14,200	$13,403	$19,824
Electromechanical	21,013	19,238	26,435

Total segments	35,213	32,641	46,259
Corporate	260	309	191

Total consolidated	$35,473	$32,950	$46,450

(1)	Includes $13.9 million in 2003, $2.1 million in 2002, and $6.0 million in 2001 from acquired businesses.

(2)	2001 includes goodwill amortization of $11.9 million. Goodwill amortization is not permitted after 2001 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

      Information about the Company’s operations in different geographic areas for the years ended December 31, 2003, 2002, and 2001 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2003	2002	2001

	(In thousands)
Net sales:
United States	$655,952	$687,166	$698,044

International(a):
United Kingdom	66,068	35,966	31,172
European Union countries	160,424	122,821	119,566
Asia	96,256	99,710	74,197
Other foreign countries	112,922	94,879	96,310

Total international	435,670	353,376	321,245

Total consolidated	$1,091,622	$1,040,542	$1,019,289

Long-lived assets:
United States	$584,837	$523,291

International(b):
United Kingdom	90,985	6,485
European Union countries	58,072	52,524
Asia	6,080	5,106
Other foreign countries	21,812	20,621

Total international	176,949	84,736

Total consolidated	$761,786	$608,027

(a)	Includes U.S. export sales of $200.8 million in 2003, $192.0 million in 2002, and $170.0 million in 2001.

(b)	Represents long-lived assets of foreign-based operations only.

16.	Guarantees

      The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. The maximum amount of future payment obligations relative to these various guarantees was approximately $42.7 million, and the outstanding liability under those guarantees was approximately $28.6 million, which is recorded in the consolidated balance sheet at December 31, 2003. These guarantees expire from 2004 through 2006.

Indemnifications

      In conjunction with certain acquisition and divestiture transactions, the Company may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events (e.g., breaches of contract obligations, or retention of previously existing

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental, tax or employee liabilities) whose terms range in duration and often are not explicitly defined. Where appropriate, the obligation for such indemnifications is recorded as a liability. Because the amount of these types of indemnifications generally is not specifically stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Further, the Company indemnifies its directors and officers who are or were serving at the Company’s request in such capacities. Historically, any such costs incurred to settle claims related to these indemnifications have been minimal for the Company. The Company believes that future payments, if any, under all existing indemnification agreements would not have a material impact on its results of operations, financial position, or cash flows.

Product Warranties

      The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

      The change in the carrying amount of the Company’s accrued product warranty obligation from December 31, 2002 to December 31, 2003 was as follows (in thousands):

Balance as of December 31, 2002	$6,432
Accruals for warranties issued during the period	5,315
Settlements made during the period	(5,673)
Changes in liability for pre-existing warranties, including expirations during the period	(478)
Warranty accruals related to 2003 acquisitions	1,299

Balance as of December 31, 2003	$6,895

      Certain settlements of warranties made during the period were for specific non-recurring warranty obligations.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share amounts)
2003
Net sales	$267,531	$276,870	$267,781	$279,440	$1,091,622
Operating income	$36,677	$38,740	$39,479	$41,865	$156,761
Net income	$19,718	$21,816	$21,918	$24,363	$87,815
Basic earnings per share(a)(b)	$0.30	$0.33	$0.33	$0.36	$1.32
Diluted earnings per share(a)(b)	$0.29	$0.32	$0.32	$0.36	$1.30
Dividends paid per share(b)	$0.03	$0.03	$0.03	$0.03	$0.12
Common stock trading range:(b)(c)
High	$20.05	$19.62	$22.38	$24.43	$24.43
Low	$14.75	$16.40	$18.35	$21.46	$14.75

2002
Net sales	$263,558	$267,426	$256,995	$252,563	$1,040,542
Operating income	$36,434	$37,704	$38,060	$36,489	$148,687
Net income	$19,665	$21,325	$21,381	$21,327	$83,698
Basic earnings per share(a)(b)	$0.30	$0.32	$0.32	$0.32	$1.27
Diluted earnings per share(a)(b)	$0.29	$0.32	$0.32	$0.32	$1.24
Dividends paid per share(b)	$0.03	$0.03	$0.03	$0.03	$0.12
Common stock trading range:(b)(c)
High	$20.10	$20.36	$18.70	$19.45	$20.36
Low	$14.25	$17.57	$13.90	$13.08	$13.08

(a)	The sum of quarterly earnings per share may not equal total year earnings per share due to the effect of the Company’s purchasing shares of its outstanding common stock.

(b)	Amounts were restated to reflect a two-for-one stock split effective February 27, 2004.

(c)	Trading ranges are based on the New York Stock Exchange composite tape.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

      The Company carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, on the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a–15, and has concluded that the Company’s disclosure controls and procedures were effective for their intended purposes as of the end of the period covered by this report on Form 10-K. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

a)	Directors of the Registrant.

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Board Committees” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Board Committees” in the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

The Company has adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers (“the Code”). The Code may be found on the Company’s Internet website at www.ametek.com. Any amendments to the Code or any grant of a waiver from the provisions of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

Item 11.	Executive Compensation

      Information regarding executive compensation appearing under “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” and “Employment Contracts and Termination, Severance and Change of Control Arrangements” in the 2004 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

      The following table sets forth information as of December 31, 2003 regarding all of the Company’s existing compensation plans pursuant to which shares of equity securities are authorized for issuance to employees and non-employee directors:

Number of securities
	Number of securities		remaining available
	to be issued	Weighted-average	for future issuance
	upon exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,421,674	$15.60	3,785,208
Equity compensation plans not approved by security holders	1,402,984	$11.66	6,032

Total	4,824,658	$14.45	3,791,240

      Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership,” “Other Beneficial Ownership,” and “Stock Options and Stock Appreciation Rights” in the 2004 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information appearing under “Certain Relationships and Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information appearing under “Independent Auditor Information” in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) and (2) Financial Statements, Financial Statement Schedules and Exhibits

           (1) Financial Statements:

(2) Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

Schedules other than that listed above are omitted because they are not required, are inapplicable or the information is otherwise shown in our Consolidated Financial Statements or notes thereto.

           (3) Exhibits

Exhibits are shown in the index on pages 63-68 of this report.

      (b) Reports on Form 8-K

During the quarter ended December 31, 2003, the Company furnished the following Current Report on Form 8-K:

On October 21, 2003, the Company furnished a Current Report on Form 8-K under items 7 and 12 reporting the Company’s sales and earnings for the quarter and nine months ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETEK, Inc.

By	/s/FRANK S. HERMANCE

Frank S. Hermance, Chairman of the Board,
Chief Executive Officer and Director

Dated: March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK S. HERMANCE Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ JOHN J. MOLINELLI John J. Molinelli	Executive Vice President - Chief Financial Officer (Principal Financial Officer)	March 11, 2004

/s/ ROBERT R. MANDOS, JR. Robert R. Mandos, Jr.	Vice President & Comptroller (Principal Accounting Officer)	March 11, 2004

/s/ LEWIS G. COLE Lewis G. Cole	Director	March 11, 2004

/s/ HELMUT N. FRIEDLAENDER Helmut N. Friedlaender	Director	March 11, 2004

/s/ SHELDON S. GORDON Sheldon S. Gordon	Director	March 11, 2004

/s/ CHARLES D. KLEIN Charles D. Klein	Director	March 11, 2004

/s/ JAMES R. MALONE James R. Malone	Director	March 11, 2004

/s/ DAVID P. STEINMANN David P. Steinmann	Director	March 11, 2004

/s/ ELIZABETH R. VARET Elizabeth R. Varet	Director	March 11, 2004

Index to Exhibits

Item 15(a)3)

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of February 5, 1997, by and among Culligan Water Technologies, Inc. (“Culligan”), Culligan Water Company, Inc. (“Culligan Merger Sub”), AMETEK, Inc. (“AMETEK”) and AMETEK Aerospace Products, Inc. (“AMETEK Aerospace”), incorporated by reference to Appendix A to the Joint Proxy Statement/ Prospectus included in Culligan’s Registration Statement on Form S-4 (Commission File No. 333-26953).	Exhibit 2 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.
2.2	Amended and Restated Contribution and Distribution Agreement, dated as of February 5, 1997, by and between AMETEK and AMETEK Aerospace.	Appendix B to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.
2.3	Form of Tax Allocation Agreement among AMETEK, AMETEK Aerospace and Culligan.	Appendix D to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.
2.4	Form of Transition Services Agreement by and between Culligan Merger Sub and AMETEK Aerospace.	Appendix B to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.
2.5	Form of Indemnification Agreement among AMETEK, Culligan and AMETEK Aerospace.	Appendix B to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.
2.6	Form of Trademark Agreement between AMETEK and AMETEK Aerospace.	Appendix B to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.
3.1	Amended and Restated Certificate of Incorporation of the Company.	Exhibit 3.1 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.
3.2	By-laws of the Company as amended to and including November 18, 1998.	Exhibit 3.2 to 1998 Form 10K, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 1997, between the Company and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.
4.2	Amendment No. 1 to Rights Agreement dated as of May 11, 1999, between AMETEK, Inc. and American Stock Transfer & Trust Company.	Exhibit 4 to Form 10-Q dated March 31, 1999, SEC File No. 1-12981.
4.3	Indenture, dated as of July 17, 1998, between AMETEK, Inc., as Issuer, and Chase Manhattan Trust Company, National Association, as Trustee relating to the Notes, dated July 17, 1998.	Exhibit 4.1 to Form 10-Q dated June 30, 1998, SEC File No. 1-12981.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

4.4	Purchase Agreement between AMETEK, Inc. and Salomon Brothers Inc., BancAmerica Robertson Stephens and BT Alex. Brown Incorporated, as initial purchasers, dated July 14, 1998.	Exhibit 4.3 to Form S-4 dated August 11, 1998, SEC File No. 1-12981.
10.1	AMETEK, Inc. Retirement Plan for Directors, as amended and restated to October 13, 1997.*	Exhibit 10.8 to 1997 Form 10-K, SEC File No. 1-12981.
10.2	AMETEK, Inc. Death Benefit Program for Directors, pursuant to which the Company has entered into agreements, restated January 1, 1987, with certain directors and one former director of the Company (the “Directors Program”).*	Exhibit(10)(y) to 1987 Form 10-K, SEC File No. 1-168.
10.3	Amendment No. 1 to the Directors Program.*	Exhibit(10)(z) to 1987 Form 10-K, SEC File No. 1-168.
10.4	The AMETEK Retirement and Savings Plan, as restated and amended to January 1, 2002 (the “Savings Plan”).*		X
10.5	Amendment No. 1 to the Savings Plan.*		X
10.6	Reorganization and Distribution Agreement by and between the Company and Ketema, Inc. (the “Reorganization and Distribution Agreement”).	Exhibit(2) to Form 8-K dated November 30, 1988, SEC File No. 1-168.
10.7	Agreements between the Company and Ketema, Inc. amending certain provisions of the Reorganization and Distribution Agreement.	Exhibit 10.56 to 1991 Form 10-K, SEC File No. 1-168.
10.8	Benefits Agreement by and between the Company and Ketema, Inc.	Exhibit(10)(ss) to 1988 Form 10-K, SEC File No. 1-168.
10.9	Tax Agreement by and between the Company and Ketema, Inc.	Exhibit(10)(tt) to 1988 Form 10-K, SEC File No. 1-168.
10.10	Support Services Agreement by and between the Company and Ketema, Inc.	Exhibit(10)(uu) to 1988 Form 10-K, SEC File No. 1-168.
10.11	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit(10)(ww) to 1989 Form 10-K, SEC File No. 1-168.
10.12	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.
10.13	Supplemental Senior Executive Death Benefit Plan, effective as of January 1, 1992 (the “Senior Executive Plan”).*	Exhibit 10.41 to 1992 Form 10-K, SEC File No. 1-168.
10.14	Amendment No. 1 to the Senior Executive Plan.*	Exhibit 10.42 to 1992 Form 10-K, SEC File No. 1-168.
10.15	Senior Executive Split Dollar Death Benefit Plan, dated as of December 15, 1992.*	Exhibit 10.43 to 1992 Form 10-K, SEC File No. 1-168.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.16	Credit Agreement dated August 2, 1995, amended and restated as of September 12, 1996, among the Company, Various Lending Institutions, Bank of Montreal, CoreStates Bank, N.A., and PNC Bank, National Association, as Co-Agents, and The Chase Manhattan Bank, N.A., as Administrative Agent (the “Credit Agreement”).	Exhibit 4 to Form 10-Q dated September 30, 1996, SEC File No. 1-168.
10.17	First Amendment and Consent to the Credit Agreement dated as of May 9, 1997.	Exhibit 10.1 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.
10.18	Assumption Agreement, dated as of July 31, 1997, among the Company, AMETEK and The Chase Manhattan Bank.	Exhibit 10.2 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.
10.19	Second Amendment to the Credit Agreement dated as of December 4, 1997.	Exhibit 10.30 to 1997 Form 10-K, SEC File No. 1-12981.
10.20	Third Amendment to Credit Agreement, dated as of June 15, 1998.	Exhibit 10 to Form 10-Q dated June 30, 1998, SEC File No. 1-12981.
10.21	Fourth Amendment and Consent to the Credit Agreement dated as of March 19, 1999.	Exhibit 10 to Form 10-Q dated March 31, 1999, SEC File No. 1-12981.
10.22	Fifth Amendment and Consent to the Credit Agreement dated as of July 14, 1999.	Exhibit 10.2 to Form 10-Q dated June 30, 1999, SEC File No. 1-12981.
10.23	Sixth Amendment and Consent to the Credit Agreement dated as of September 22, 2000.	Exhibit 10.35 to 2000 Form 10-K, SEC File No. 1-12981.
10.24	The 1997 Stock Incentive Plan of AMETEK, Inc. (the “1997 Plan”).*	Exhibit 10.31 to 1997 Form 10-K, SEC File No. 1-12981.
10.25	Amendment No. 1 to the 1997 Plan.*	Exhibit 10.35 to 1999 Form 10-K, SEC File No. 1-12981.
10.26	Amendment No. 2 to the 1997 Plan.*	Exhibit 10.36 to 1999 Form 10-K, SEC File No. 1-12981.
10.27	Amendment No. 3 to the 1997 Plan.*	Exhibit 10.2 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.28	Amendment No. 4 to the 1997 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.29	1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.30	Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.31	Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.32	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.33	Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002,
SEC File No. 1-12981.
10.34	2002 Stock Incentive Plan of AMETEK, Inc. (the “2002 Plan”).*	Exhibit 10.81 to Form S-8 dated August 12, 2002, SEC File No. 333-97969.
10.35	Amendment No. 1 to the 2002 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.36	Amendment No. 2 to the 2002 Plan.*		X
10.37	Supplemental Executive Retirement Plan.	Exhibit 10.3 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.
10.38	Amendment No. 1 to the Supplemental Executive Retirement Plan.	Exhibit 10.40 to 1999 Form 10-K, SEC File No. 1-12981.
10.39	Amendment No. 2 to the Supplemental Executive Retirement Plan.	Exhibit 10.1 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.40	Amendment No. 3 to the Supplemental Executive Retirement Plan.	Exhibit 10.53 to 2002 Form 10-K, SEC File No. 1-12981.
10.41	Stock Purchase Agreement by and between EG&G Holdings, Inc. and AMETEK, Inc. dated as of December 26, 1997.	Exhibit 10 to Form 8-K dated January 22, 1998, SEC File No. 1-12981.
10.42	Employees’ Retirement Plan of AMETEK, Inc., as restated to January 1, 2002.*	Exhibit 10.2 to Form 10-Q, dated March 31, 2003, SEC File No. 1-12981.
10.43	Amendment No. 1 to the Retirement Plan.*	Exhibit 10.2 to Form 10-Q, dated September 30, 1999, SEC File No. 1-12981.
10.44	AMETEK 401(K) Plan for Acquired Businesses, as restated to January 1, 2002.*	Exhibit 10.1 to Form 10-Q dated March 31, 2003, SEC File No. 1-12981.
10.45	Amendment No. 1 to the AMETEK 401(K) Plan for Acquired Businesses.		X
10.46	Receivables Purchase Agreement dated as of October 1, 1999 among AMETEK, Inc., Rotron Incorporated and AMETEK Receivables Corp.	Exhibit 10.1 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.
10.47	First Amendment to the Receivables Purchase Agreement dated as of March 31, 2001.	Exhibit 10.1 to Form 10-Q dated March 31, 2001, SEC File No. 1-12981.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.48	Second Amendment to the Receivables Purchase Agreement dated as of June 3, 2002.	Exhibit 10.2 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.49	Third Amendment to the Receivables Purchase Agreement dated as of June 28, 2002.	Exhibit 10.3 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.50	Receivables Sale Agreement dated as of October 1, 1999 among AMETEK Receivables Corp., AMETEK, Inc., ABN AMRO Bank N.V., and Amsterdam Funding Corporation.	Exhibit 10.2 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.
10.51	First Amendment to the Receivables Sale Agreement dated as of September 29, 2000.	Exhibit 10.3 to Form 10-Q dated September 30, 2000, SEC File No. 1-12981.
10.52	Second Amendment to the Receivables Sale Agreement dated as of October 31, 2000.	Exhibit 10.65 to 2000 Form 10-K, SEC File No. 1-12981.
10.53	Third Amendment to the Receivables Sale Agreement dated as of November 28, 2000.	Exhibit 10.66 to 2000 Form 10-K, SEC File No. 1-12981.
10.54	Fourth Amendment to the Receivables Sale Agreement dated as of March 31, 2001.	Exhibit 10.2 to Form 10-Q dated March 31, 2001, SEC File No. 1-12981.
10.55	Fifth Amendment to the Receivables Sale Agreement dated as of September 28, 2001.	Exhibit 10.72 to 2001 Form 10-K, SEC File No. 1-12981.
10.56	Sixth Amendment to the Receivables Sale Agreement dated as of November 30, 2001.	Exhibit 10.73 to 2001 Form 10-K, SEC File No. 1-12981.
10.57	Seventh Amendment to the Receivables Sale Agreement dated as of June 3, 2002.	Exhibit 10.4 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.58	Eighth Amendment to the Receivables Sale Agreement dated as of June 28, 2002.	Exhibit 10.5 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.59	Ninth Amendment to the Receivables Sale Agreement dated as of November 29, 2002.	Exhibit 10.84 to 2002 Form 10-K, SEC File No. 1-12981.
10.60	Tenth Amendment to the Receivables Sale Agreement dated as of December 27, 2002.	Exhibit 10.85 to 2002 Form 10-K, SEC File No. 1-12981.
10.61	Eleventh Amendment to the Receivables Sale Agreement dated as of November 28, 2003.		X
10.62	Twelfth Amendment to the Receivables Sale Agreement dated as of December 23, 2003.		X
10.63	Thirteenth Amendment to the Receivables Sale Agreement dated as of January 6, 2004.		X
10.64	AMETEK, Inc. Deferred Compensation Plan.	Exhibit 10.3 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.
10.65	1997 Stock Incentive Plan Restricted Stock Agreement dated December 15, 2000.	Exhibit 10.68 to 2000 Form 10-K, SEC File No. 1-12981.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.66	1999 Stock Incentive Plan Restricted Stock Agreement dated December 15, 2000.	Exhibit 10.69 to 2000 Form 10-K, SEC File No. 1-12981.
10.67	Termination and Change of Control Agreement between AMETEK, Inc. and a named executive dated December 15, 2000.	Exhibit 10.70 to 2000 Form 10-K, SEC File No. 1-12981.
10.68	Employment agreement between AMETEK, Inc. and a former executive, dated January 1, 2001.	Exhibit 10.71 to 2000 Form 10-K, SEC File No. 1-12981.
10.69	Credit Agreement dated as of September 17, 2001, among the Company, Various Lending Institutions, First Union National Bank and PNC Bank N.A., as Syndication Agents, Bankers Trust Company as Document Agent, and The Chase Manhattan Bank, as Administrative Agent.	Exhibit 10.1 to Form 10-Q dated September 30, 2001, SEC File No. 1-12981.
10.70	First Supplemental Indenture to Credit Agreement dated as of September 17, 2001.	Exhibit 10.80 to 2001 Form 10-K, SEC File No. 1-12981.
10.71	First Amendment to Credit Agreement dated as of April 23, 2003.	Exhibit 10.1 to Form 10-Q dated June 30, 2003, SEC File No. 1-12981.
10.72	Second Amendment to Credit Agreement dated as of February 25, 2004.		X
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
12	Statement regarding computation of ratio of earnings to fixed charges.		X
21	Subsidiaries of the Registrant.		X
23	Consent of Independent Auditors.		X

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.