Form 10-Q
period 2004-03-31
AMETEK INC/
filed 2004-05-07
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _____________________________

Commission file number 1-12981

AMETEK, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	14-1682544 (I.R.S. Employer Identification No.)

37 North Valley Road, Building 4, P.O. Box 1764, Paoli, Pennsylvania 19301-0801

(Address of principal executive offices)
(Zip Code)

     Registrant’s telephone number, including area code 610-647-2121

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

     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 30, 2004 was 67,361,924 shares.

AMETEK, Inc.
Form 10-Q
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2004	2003
Net sales	$291,423	$267,531

Expenses:
Cost of sales, excluding depreciation	208,362	195,064
Selling, general and administrative	30,890	27,315
Depreciation	8,674	8,475

Total expenses	247,926	230,854

Operating income	43,497	36,677
Other income (expenses):
Interest expense	(6,411)	(6,632)
Other, net	(326)	(887)

Income before income taxes	36,760	29,158
Provision for income taxes	12,096	9,440

Net Income	$24,664	$19,718

Basic earnings per share (a)	$0.37	$0.30

Diluted earnings per share (a)	$0.36	$0.29

Average common shares outstanding (a):
Basic shares	67,278	65,964

Diluted shares	68,651	67,291

Dividends per share (a)	$0.06	$0.03

(a)	Amounts for 2003 have been restated to reflect a two-for-one stock split effective February 27, 2004.

See accompanying notes.

AMETEK, Inc.

CONSOLIDATED BALANCE SHEET
(In thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,658	$14,313
Marketable securities	9,007	8,573
Receivables, less allowance for possible losses	195,247	189,010
Inventories	151,784	143,359
Deferred income taxes	9,662	9,672
Other current assets	14,174	17,139

Total current assets	397,532	382,066

Property, plant and equipment, at cost	640,181	639,925
Less accumulated depreciation	(431,927)	(426,303)

	208,254	213,622

Goodwill, net of accumulated amortization	508,078	506,964
Other intangibles, investments and other assets	113,092	112,195

Total assets	$1,226,956	$1,214,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$76,524	$106,774
Accounts payable	103,608	96,582
Accruals	89,014	85,875

Total current liabilities	269,146	289,231
Long-term debt	318,834	317,674
Deferred income taxes	56,885	54,847
Other long-term liabilities	30,709	23,965
Stockholders’ equity:
Common stock	693	690
Capital in excess of par value	35,645	32,849
Retained earnings	565,054	544,422
Accumulated other comprehensive losses	(20,577)	(19,196)
Treasury stock	(29,433)	(29,635)

	551,382	529,130

Total liabilities and stockholders’ equity	$1,226,956	$1,214,847

See accompanying notes.

AMETEK, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2004	2003
Cash provided by (used for):
Operating activities:
Net income	$24,664	$19,718
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	9,354	8,586
Deferred income taxes	1,946	5,707
Net change in assets and liabilities	(845)	(6,151)
Other	6,060	(1,911)

Total operating activities	41,179	25,949

Investing activities:
Additions to property, plant and equipment	(4,483)	(3,491)
Purchase of businesses	—	(114,259)
Other	(223)	995

Total investing activities	(4,706)	(116,755)

Financing activities:
Net change in short-term borrowings	(30,147)	26,909
Additional long-term borrowings	—	78,682
Reduction of long-term debt	(1,833)	—
Repurchases of common stock	—	(5,848)
Cash dividends paid	(4,034)	(1,966)
Proceeds from stock options	2,886	816

Total financing activities	(33,128)	98,593

Increase in cash and cash equivalents	3,345	7,787
Cash and cash equivalents:
As of January 1	14,313	13,483

As of March 31	$17,658	$21,270

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 1 – Financial Statement Presentation

     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2004, and the consolidated results of its operations and cash flows for the three-month periods ended March 31, 2004 and 2003 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Note 2 – Stock Split

     On January 27, 2004, the Company’s Board of Directors approved a two-for-one split of its common stock, distributed on February 27, 2004, to shareholders of record on February 13, 2004. All share and per share amounts included in this report reflect the stock split.

Note 3 – Recent Accounting Pronouncements

     In the first quarter of 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, which replaced FIN 46. FIN 46-R requires a company to consolidate a variable interest entity (“VIE”) if it is designated as a primary beneficiary of that entity even if the company does not have a majority voting interest in the entity. A VIE is generally defined as an entity in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its own activities without additional financial support from other parties, or whose owners lack the risks and rewards of ownership. The disclosure requirements of FIN 46-R are effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46-R relating to VIE’s created or obtained prior to February 2003 are to be implemented no later than the end of the first reporting period that ends after March 15, 2004. Adoption of FIN 46-R had no effect on the Company’s consolidated results of operations, financial position, or cash flows.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 4 - Earnings Per Share

     The calculation of basic earnings per share for the three-month periods ended March 31, 2004 and 2003 is based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

	Weighted average shares (In thousands)
	Three months ended March 31,
	2004	2003
Basic shares	67,278	65,964
Stock option and award plans	1,373	1,327

Diluted shares	68,651	67,291

Note 5 – Goodwill

     As of March 31, 2004 and December 31, 2003, goodwill was $508.1 million and $507.0 million, respectively. Goodwill by segment as of March 31, 2004 and December 31, 2003 was: Electronic Instrument Group (EIG) — $308.7 million and $309.0 million, respectively. Electromechanical Group (EMG) — $199.4 million and $197.9 million, respectively. The change in the carrying value of goodwill since December 31, 2003 was primarily the result of the translation effect of changes in foreign currency exchange rates during the period.

Note 6 - Inventories

     The estimated components of inventory stated at lower of LIFO cost or market are:

	(In thousands)
	March 31,	December 31,
	2004	2003
Finished goods and parts	$33,587	$29,334
Work in process	35,662	35,105
Raw materials and purchased parts	82,535	78,920

	$151,784	$143,359

     Inventory increased $8.4 million from December 31, 2003 to March 31, 2004. The increase in inventory is the result of growth in the Company’s businesses, although less than the increase in sales (See discussion in the Management Discussion & Analysis section of this report, beginning on page 12).

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 7 - Comprehensive Income

     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.

     The following table presents comprehensive income for the three-month periods ended March 31, 2004 and 2003 (In thousands):

	Three months ended
	March 31,
	2004	2003
Net income	$24,664	$19,718
Foreign currency translation adjustment	(1,569)	263
Unrealized gain on marketable securities	188	14

Total comprehensive income	$23,283	$19,995

Note 8 - Segment Disclosure

     The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production process, distribution methods, and management organizations.

     At March 31, 2004, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2003, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three-month periods ended March 31, 2004 and 2003 can be found in the table on page 12 in the Management Discussion & Analysis section of this Report.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 9 – Pro Forma Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans, which recognizes expense based on the intrinsic value at the date of grant. Since stock options have been issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense has resulted. Had the Company accounted for stock options in accordance with the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company would have reported the following pro forma results for the three months ended March 31, 2004 and 2003:

	(In thousands, except per share data)
	Three months ended March 31,
	2004	2003
Net income, as reported	$24,664	$19,718
Add: Stock-based employee compensation expense included in reported net income	—	153
Deduct: Total stock-based compensation expense, determined under the fair-value method for all awards, net of tax	(942)	(889)

Pro forma net income	$23,722	$18,982

Net income per share
Basic:
As reported	$0.37	$0.30
Pro forma	$0.35	$0.29
Diluted:
As reported	$0.36	$0.29
Pro forma	$0.35	$0.28

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 10 – Retirement and Pension Plans

     The following table includes the components of net pension expense recognized under SFAS No. 87 for the three-month periods ended March 31, 2004 and 2003 in accordance with the interim disclosure requirements of SFAS No. 132-R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106”. The Company adopted SFAS No. 132-R as of December 31, 2003.

	(In thousands)
	Three months ended March 31,
	2004	2003
Defined benefit plans:
Service cost	$864	$1,056
Interest cost	3,751	5,017
Expected return on plan assets	(4,660)	(5,998)
Net amortization	1,018	1,156

Total net pension expense recognized under SFAS No. 87	973	1,231

Other plans:
Defined contribution plans	1,750	1,810
Supplemental retirement plan	100	125
Foreign plans and other	525	555

Total other plans	2,375	2,490

Total net pension expense	$3,348	$3,721

     The Company still estimates that it will make employer contributions to its defined benefit pension plans of approximately $5 to $6 million for 2004. This estimate is unchanged from the amount disclosed in the Company’s 2003 Form 10-K. No employer contributions were made to the plans in the first quarter of 2004.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 11 – Product Warranties

     The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold varies widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

     Changes in the carrying amount of the Company’s accrued product warranty obligation for the three-month periods ended March 31, 2004 and 2003 was as follows:

	(In thousands)
	Three months ended March 31,
	2004		2003
Balance, beginning of period		$6,895	$6,432
Accruals for warranties issued during the period		1,299	1,294
Settlements made during the period		(1,147)	(1,236)
Changes in liability for pre-existing warranties, including expirations during the period		(245)	(389)
Warranty accruals related to acquisitions		—	1,227

Balance, end of period	$	,6,802	$7,328

     Product warranty obligations are reported as current accruals in the consolidated balance sheet.

AMETEK, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth reportable segment operating results, consolidated operating income, and income before income taxes:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Net sales
Electronic Instruments	$150,646	$133,601
Electromechanical	140,777	133,930

Consolidated net sales	$291,423	$267,531

Operating income and income before income taxes
Electronic Instruments	$26,121	$19,982
Electromechanical	23,324	21,801

Total segment operating income	49,445	41,783
Corporate and other	(5,948)	(5,106)

Consolidated operating income	43,497	36,677
Interest and other expenses, net	(6,737)	(7,519)

Consolidated income before income taxes	$36,760	$29,158

Operations for the first quarter of 2004 compared with the first quarter of 2003

     In the first quarter of 2004, the Company posted record sales, operating income and net income. The Company achieved these results from the contributions of the businesses acquired in 2003 as well as internal growth in its Electronic Instruments (EIG) and Electromechanical (EMG) Groups. The Company saw improved market conditions in many of its businesses in the first quarter of 2004. The Company’s sales and orders benefited from the economic improvement impacting primarily its short-cycle businesses in the first quarter of 2004.

     Net sales for the first quarter of 2004 were $291.4 million, an increase of $23.9 million or 8.9%, when compared with sales of $267.5 million in the first quarter of 2003. Net sales for the Electronic Instruments Group (EIG) increased primarily due to the 2003 acquisitions of Solidstate Controls (SCI) and Chandler Instruments, as well as strength in the process and industrial markets, although the aerospace and power instruments markets remain weak. Net sales for the Electromechanical Group (EMG) increased due to the strength in EMG’s differentiated businesses. EMG’s increase was partially offset by weak market conditions mainly in the

AMETEK, Inc.

Results of Operations (continued)

Group’s cost driven businesses. Sales of both segments benefited from $9.0 million in favorable foreign currency impacts, primarily from the Euro and the British Pound Sterling. Without the 2003 acquisitions, consolidated sales for the first quarter of 2004 would have increased by 3.0% when compared with the same quarter of 2003. International sales increased to $124.4 million or 42.7% of consolidated sales, an increase of $17.3 million when compared with $107.1 million in the same period in 2003.

     New orders for the first quarter of 2004 were $316.3 million, down $11.1 million or 3.4% when compared with the same quarter in 2003. The decrease in orders was the result of the backlog acquired with the two acquisitions made in the first quarter of 2003. Without the effect of the backlog acquired with the 2003 acquisitions, orders would have shown an increase of 19.5%. The Company’s backlog of unfilled orders at March 31, 2004 was $311.1 million, an increase of $24.9 million or 8.7% from December 31, 2003. The increase in backlog was due to improving market conditions mainly in the Company’s differentiated businesses.

     Segment operating income for the first quarter 2004 was $49.4 million, an increase of $7.7 million or 18.3% from $41.8 million in the first quarter 2003. Segment operating income as a percentage of sales was 17.0% in the first quarter compared with 15.6% of sales in the first quarter of 2003. The increase in segment operating income resulted from the profit contributions made by the 2003 acquisitions, as well as the Company’s leveraging of the benefits from its operational excellence strategy on the higher sales level. The strategy includes the continued migration of production to low-cost locales and the aggressive lowering of the Company’s overall cost structure. The increase in segment operating income was partially offset by weakness in the cost driven businesses mentioned earlier.

     Selling, general and administrative expenses were $30.9 million in the first quarter of 2004, an increase of $3.6 million or 13.1% when compared with the first quarter of 2003. Selling expenses as a percentage of sales increased to 8.6% of sales in the first quarter of 2004 compared with 8.3% of sales in the first quarter of 2003. Lower selling expenses in the Company’s base businesses, stemming from cost reduction initiatives, were more than offset by selling expenses in the businesses acquired in 2003. The businesses acquired in 2003 are differentiated businesses, which because of their technology and higher marketing costs, incur a higher percentage of selling expenses than the Company’s base businesses.

     Corporate and other expenses for the first quarter in 2004 were $5.9 million, an increase of $0.8 million when compared with same period in 2003. The increase was due to abnormally high legal and professional fees, as well as severance costs. Following the first quarter of 2004, Corporate expenses are expected to return to a more normalized level.

AMETEK, Inc.

Results of Operations (continued)

     After deducting corporate expenses, consolidated operating income totaled $43.5 million, or 14.9% of sales for the first quarter of 2004, compared with $36.7 million, or 13.7% of sales for the first quarter of 2003, an increase of $6.8 million, or 18.6%.

     Interest expense was $6.4 million in the first quarter 2004, a decrease of $0.2 million or 3.3%, compared with $6.6 million in the first quarter in 2003 due to lower average debt levels in the first quarter of 2004. Other expenses were $0.3 million in the first quarter of 2004, compared to $0.9 million for the same period in 2003, a $0.6 million decrease. The first quarter of 2003 included a $0.7 million writedown in marketable securities owned by the Company’s insurance subsidiary.

     Net income for the first quarter 2004 totaled $24.7 million, an increase of $4.9 million or 25.1% when compared with the first quarter of 2003. Diluted earnings per share were $0.36, an increase of $0.07 or 24.1% when compared with $0.29 for the first quarter of 2003.

          Segment Results

     Electronic Instruments Group (“EIG”) sales were $150.6 million in the first quarter 2004, an increase of $17.0 million or 12.8% from the same quarter of 2003. The sales increase was primarily due to the 2003 acquisitions of Solidstate Controls (SCI) and Chandler Instruments as well as strength in EIG’s process and industrial markets. A favorable foreign currency translation impact of $2.8 million in the first quarter of 2004 also benefited the sales of this Group. Without the SCI and Chandler Instruments acquisitions, EIG’s sales for the first quarter of 2004 would have shown an increase of 0.9% when compared with the first quarter of 2003. Market conditions have improved in many of EIG’s short-cycle businesses, however, weak conditions continue in its aerospace and power instruments markets.

EIG’s operating income for the first quarter of 2004 was $26.1 million, an increase of $6.1 million or 30.7%, when compared with $20.0 million for the same quarter of 2003. The increase in operating income was primarily driven by the increased sales noted above, including the SCI and Chandler Instruments acquisitions. Operating margins were 17.3% of sales in the first quarter of 2004 compared with operating margins of 15.0% of sales in the first quarter of 2003. The higher margins were due to the acquired businesses and the favorable effects of cost reduction initiatives.

AMETEK, Inc.

Results of Operations (continued)

     Electromechanical Group (EMG) sales totaled $140.8 million in the first quarter of 2004, an increase of $6.8 million or 5.1% from the same quarter of 2003. The sales increase was primarily due to a favorable foreign currency translation impact of $6.2 million and strength in the Groups differentiated businesses. Partially offsetting the sales increase were decreases caused by weak conditions mainly in the Group’s cost driven businesses.

     Operating income of EMG was $23.3 million for the first quarter 2004, an increase of $1.5 million or 7.0% from the same quarter of 2003. The profit increase was mainly due to the strength of the differentiated businesses previously mentioned, and the effect of cost reduction initiatives. Operating margins were 16.6% of sales in the first quarter of 2004, compared with operating margins of 16.3% of sales in the first quarter of 2003.

Financial Condition

Liquidity and Capital Resources

     Cash provided by operating activities totaled $41.2 million for the first quarter of 2004, compared with cash provided of $25.9 million in the first quarter 2003. The $15.3 million, or 58.7% increase in operating cash flow was primarily the result of higher earnings and a continued emphasis on operating working capital management. The Company’s inventory turnover metric and accounts receivable collection cycle, have improved since December 31, 2003. Additionally, during the first quarter of 2004, the Company received net cash proceeds from non operating working capital sources of $13.5 million related to certain insurance matters and tax refunds, including a previously disclosed 2003 flood insurance claim at one of its manufacturing facilities. The Company expects to finalize the flood insurance claim with its insurance carriers in 2004, and it does not expect to incur a loss upon settlement.

     Cash used for investing activities totaled $4.7 million in the first quarter 2004, compared with $116.8 million of cash used for investing activities in the same quarter of 2003. In the first quarter of 2003, the Company acquired Airtechnology Holdings Limited and Solidstate Controls, Inc. (SCI) for $114.3 million in cash. Additions to property, plant and equipment in the first quarter 2004 totaled $4.5 million, compared with $3.5 million in the same quarter of 2003.

     Cash used for financing activities in the first quarter of 2004 totaled $33.1 million, compared with cash provided by financing activities of $98.6 million in the same quarter of 2003. In the first quarter of 2004, borrowings decreased by $32.0 million, compared with an increase in borrowings of $105.6 million in the first quarter of 2003. The increased borrowings in the first quarter of 2003, along with cash provided by operating activities, were used to finance the Company’s two acquisitions made during that quarter, noted above. The Company’s revolving bank credit facility was amended on February 25, 2004 to extend its expiration date from September 2006 to February 2009. Extension of the credit facility provides the Company with increased financial flexibility to support its growth plans.

AMETEK, Inc.

Financial Condition (continued)

     In the first quarter of 2003, the Company repurchased 380,000 shares of its common stock at a cost of $5.8 million.

     As a result of the activities discussed above, the Company’s cash and cash equivalents at March 31, 2004 totaled $17.7 million, compared with $14.3 million at December 31, 2003. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

Forward-looking Information

     Information contained in this discussion, other than historical information, are considered “forward-looking statements” and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

     As of the end of the quarter ended March 31, 2004, management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report.

     There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

AMETEK, Inc.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

Exhibit
Number	Description
10.1	Third Amendment to Credit Agreement dated as of March 11, 2004.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

During the quarter ended March 31, 2004, the Company furnished the following Current Reports on Form 8-K: On January 27, 2004, the Company furnished a Current Report on Form 8-K under Items 7 and 12 reporting the Company’s fourth quarter and full-year 2003 operating results, and approval of the following proposals: a two-for-one stock split, an increase in its cash dividends, and a change to its long-term incentive compensation plan. On March 1, 2004, the Company filed a Current Report on Form 8-K under Item 5. It announced an amendment to extend the expiration date of AMETEK’s $300 million Revolving Credit Facility from September 2006 to February 2009.

AMETEK, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc. (Registrant)
By	/s/ Robert R. Mandos, Jr.

Robert R. Mandos, Jr. Vice President & Comptroller (Principal Accounting Officer)

May 7, 2004