Form 10-Q
period 2004-06-30
AMETEK INC/
filed 2004-08-09
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2004

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

     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 31, 2004 was 68,204,757 shares.

AMETEK, Inc.
Form 10-Q

Part I.Financial Information
Item 1. Financial Statements
Consolidated Statement of Income for the Three and Six Months Ended June 30, 2004 and 2003	3
Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003	4
Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4. Controls and Procedures	20
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 6. Exhibits and Reports on Form 8-K	21
Signatures	23
AMENDED AND RESTATED CERTIFICATE OF INCORPORATION
AMENDMENT No. 1 TO THE AMETEK, INC. RETIREMENT PLAN
AMENDMENT No. 3 TO THE 2002 STOCK INCENTIVE PLAN
AMENDMENT No. 4 TO THE 2002 STOCK INCENTIVE PLAN
AMENDMENT No. 5 TO THE 1997 STOCK INCENTIVE PLAN
AMENDMENT No. 5 TO THE 1999 STOCK INCENTIVE PLAN
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
CERTIFICATION OF CEO, PURSUANT TO SECTION 906
CERTIFICATION OF CFO, PURSUANT TO SECTION 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$303,917	$276,870	$595,340	$544,401

Expenses:
Cost of sales, excluding depreciation	215,583	201,285	423,945	396,349
Selling, general and administrative	31,952	28,252	62,842	55,567
Depreciation	8,902	8,593	17,576	17,068

Total expenses	256,437	238,130	504,363	468,984

Operating income	47,480	38,740	90,977	75,417
Other income (expenses):
Interest expense	(6,724)	(6,335)	(13,135)	(12,967)
Other, net	289	(212)	(37)	(1,099)

Income before income taxes	41,045	32,193	77,805	61,351
Provision for income taxes	13,378	10,377	25,474	19,817

Net income	$27,667	$21,816	$52,331	$41,534

Basic earnings per share (a)	$0.41	$0.33	$0.78	$0.63

Diluted earnings per share (a)	$0.40	$0.32	$0.76	$0.62

Average common shares outstanding:
Basic shares (a)	67,569	65,781	67,373	65,873

Diluted shares (a)	68,914	67,154	68,783	67,223

Dividends per share (a)	$0.06	$0.03	$0.12	$0.06

(a) Amounts for 2003 have been restated to reflect a two-for-one stock split effective February 27, 2004.

See accompanying notes.

AMETEK, Inc.

CONSOLIDATED BALANCE SHEET
(In thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,539	$14,313
Marketable securities	8,999	8,573
Receivables, less allowance for possible losses	218,649	189,010
Inventories	164,069	143,359
Deferred income taxes	9,661	9,672
Other current assets	15,034	17,139

Total current assets	442,951	382,066

Property, plant and equipment, at cost	662,018	639,925
Less accumulated depreciation	(452,730)	(426,303)

	209,288	213,622

Goodwill, net of accumulated amortization	581,763	506,964
Other intangibles, investments and other assets	116,268	112,195

Total assets	$1,350,270	$1,214,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$48,120	$106,774
Accounts payable	111,751	96,582
Accruals	108,641	85,875

Total current liabilities	268,512	289,231
Long-term debt	414,051	317,674
Deferred income taxes	54,605	54,847
Other long-term liabilities	29,668	23,965
Stockholders’ equity:
Common stock	699	690
Capital in excess of par value	42,681	32,849
Retained earnings	588,657	544,422
Accumulated other comprehensive losses	(19,164)	(19,196)
Treasury stock	(29,439)	(29,635)

	583,434	529,130

Total liabilities and stockholders’ equity	$1,350,270	$1,214,847

See accompanying notes.

AMETEK, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2004	2003
Cash provided by (used for):
Operating activities:
Net income	$52,331	$41,534
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	18,693	17,541
Deferred income taxes	4,550	5,130
Net change in assets and liabilities	(5,288)	13,670
Other	6,860	(1,621)

Total operating activities	77,146	76,254

Investing activities:
Additions to property, plant and equipment	(8,969)	(7,998)
Purchase of businesses	(93,822)	(114,259)
Other	(703)	2,108

Total investing activities	(103,494)	(120,149)

Financing activities:
Net change in short-term borrowings	(58,344)	(16,382)
Additional long-term borrowings	97,356	78,682
Reduction in long-term borrowings	(2,036)	—
Repurchases of common stock	—	(5,848)
Cash dividends paid	(8,097)	(3,963)
Proceeds from stock options	9,695	4,731

Total financing activities	38,574	57,220

Increase in cash and cash equivalents	12,226	13,325
Cash and cash equivalents:
As of January 1	14,313	13,483

As of June 30	$26,539	$26,808

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

Note 1 – Financial Statement Presentation

     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2004, and the consolidated results of its operations and cash flows for the three- and six-month periods ended June 30, 2004 and 2003 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Note 2 – Stock Split

     On January 27, 2004, the Company’s Board of Directors approved a two-for-one split of its common stock, distributed on February 27, 2004, to shareholders of record on February 13, 2004. All share and per share amounts included in this report reflect the stock split.

Note 3 – Recent Accounting Pronouncements

     In the first quarter of 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, which replaced FIN 46. FIN 46-R requires a company to consolidate a variable interest entity (“VIE”) if it is designated as a primary beneficiary of that entity even if the company does not have a majority voting interest in the entity. A VIE is generally defined as an entity in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its own activities without additional financial support from other parties, or whose owners lack the risks and rewards of ownership. The disclosure requirements of FIN 46-R were effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46-R relating to VIE’s created or obtained prior to February 2003 were to be implemented no later than the end of the first reporting period that ends after March 15, 2004. Adoption of FIN 46-R had no effect on the Company’s consolidated results of operations, financial position, or cash flows.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

Note 4 — Earnings Per Share

     The calculation of basic earnings per share for the three- and six-month periods ended June 30, 2004 and 2003 is based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

	Weighted average shares (In thousands)
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic shares	67,569	65,781	67,373	65,873
Stock option and award plans	1,345	1,373	1,410	1,350

Diluted shares	68,914	67,154	68,783	67,223

Note 5 – Acquisitions

     On June 18, 2004, the Company acquired Taylor Hobson Holdings Limited (Taylor Hobson) from funds advised by Permira, for approximately 51.0 million British pounds sterling, or $93.8 million in cash, net of cash received. Taylor Hobson is a leading manufacturer of ultra-precision measurement instrumentation for a variety of markets, including optics, semiconductors, hard disk drives and nanotechnology research. Taylor Hobson has expected 2004 full year sales of approximately 38.0 million British pounds sterling, or $70.0 million. Taylor Hobson is a part of the Company’s Electronic Instruments Group.

     The operating results of Taylor Hobson are included in the Company’s consolidated results from the date of acquisition.

     The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” The following table presents the tentative allocation of the aggregate purchase price for Taylor Hobson based on its estimated fair value:

In millions
Net working capital (net of cash received)	($4.4)
Property, plant and equipment	8.8
Goodwill	74.5
Other assets	14.9

Total net assets	$93.8

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

     The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its measurement capabilities into ultra-precision applications through Taylor Hobson.

     The $14.9 million in other assets was assigned to intangibles, other than goodwill, with an estimated life of 7 years.

     The Company is obtaining third party valuations of certain tangible and intangible assets acquired with the Taylor Hobson and Chandler Instruments acquisitions, which was acquired in August 2003. Therefore, the allocation of purchase price to these acquisitions is subject to revision.

     Had the Taylor Hobson and the Chandler Instruments acquisitions been made at the beginning of 2003, pro forma net sales, net income and diluted earnings per share for the three- and six-month periods ended June 30, 2004 and 2003 would not have been materially different than the amounts reported for the respective periods.

     Subsequent to June 30, 2004 (July 16, 2004), the Company acquired substantially all of the assets of Hughes-Treitler Mfg. Corp. (Hughes-Treitler) for approximately $48.0 million in cash and assumed specified liabilities. Hughes-Treitler is a supplier of heat exchangers and thermal management subsystems for the aerospace and defense markets. Hughes-Treitler has expected annualized sales of approximately $32.0 million. Hughes-Treitler will be reported as a part of the Company’s Electromechanical Group.

Note 6 – Goodwill

     As of June 30, 2004 and December 31, 2003, goodwill was $581.8 million and $507.0 million, respectively. Goodwill by segment as of June 30, 2004 and December 31, 2003 was: Electronic Instrument Group (EIG) — $383.2 million and $309.0 million, respectively; Electromechanical Group (EMG) — $198.6 million and $197.9 million, respectively. The increase in goodwill since December 31, 2003 is primarily due to the acquisition of Taylor Hobson on June 18, 2004.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

Note 7 — Inventories

     The estimated components of inventory stated at lower of last in, first out (LIFO), cost or market are:

	(In thousands)
	June 30,	December 31,
	2004	2003
Finished goods and parts	$38,403	$29,334
Work in process	37,959	35,105
Raw materials and purchased parts	87,707	78,920

	$164,069	$143,359

Inventory increased $20.7 million from December 31, 2003 to June 30, 2004. The increase in inventory is primarily the result of the build up of inventory to meet increased sales levels and the acquisition of Taylor Hobson.

Note 8 — Comprehensive Income

     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.

     The following table presents comprehensive income for the three- and six-month periods ended June 30, 2004 and 2003:

	(In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$27,667	$21,816	$52,331	$41,534
Foreign currency translation adjustment	1,729	7,767	160	8,030
Unrealized (loss) gain on marketable securities	(316)	792	(128)	806

Total comprehensive income	$29,080	$30,375	$52,363	$50,370

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

Note 9- Segment Disclosure

     The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production process, distribution methods, and management organizations.

     At June 30, 2004, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2003 other than increases due to the current year acquisition, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and six-month periods ended June 30, 2004 and 2003 can be found in the table on page 13 in the Management Discussion & Analysis section of this Report.

Note 10 – Pro Forma Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock award plans, which recognizes expense based on the intrinsic value at the date of grant. Since stock options have been issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense has resulted. Had the Company accounted for stock options in accordance with the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company would have reported the following pro forma results for the three and six-month periods ended June 30, 2004 and 2003:

	(In thousands, except per share data)
	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$27,667	$21,816	$52,331	$41,534
Add: Stock-based employee compensation expense included in reported net income	112	153	112	306
Deduct: Total stock-based compensation expense, determined under the fair-value method for all awards, net of tax	(966)	(1,104)	(1,908)	(1,993)

Pro forma net income	$26,813	$20,865	$50,535	$39,847

Net income per share
Basic:
As reported	$0.41	$0.33	$0.78	$0.63
Pro forma	$0.40	$0.32	$0.75	$0.60
Diluted:
As reported	$0.40	$0.32	$0.76	$0.62
Pro forma	$0.39	$0.31	$0.74	$0.60

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

Note 11 – Retirement and Pension Plans

     The following table includes the components of net pension expense recognized under SFAS No. 87 for the three and six-month periods ended June 30, 2004 and 2003 in accordance with the interim disclosure requirements of SFAS No. 132-R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106”. The Company adopted SFAS No. 132-R as of December 31, 2003.

	(In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Defined benefit plans:
Service cost	$1,338	$1,056	$2,202	$2,112
Interest cost	6,363	5,017	10,114	10,034
Expected return on plan assets	(9,059)	(5,998)	(13,719)	(11,996)
Net amortization	653	1,156	1,671	2,312

Total net pension (income) expense recognized under SFAS No. 87	(705)	1,231	268	2,462

Other plans:
Defined contribution plans	1,750	1,485	3,500	3,295
Supplemental retirement plan	100	125	200	250
Foreign plans and other	750	634	1,275	1,189

Total other plans	2,600	2,244	4,975	4,734

Total net pension expense	$1,895	$3,475	$5,243	$7,196

     The Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $5 to $6 million for 2004. This estimate is unchanged from the amount disclosed in the Company’s 2003 Form 10-K. No employer contributions were made to the defined benefit plans during the six-month period ending June 30, 2004.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

Note 12 – Product Warranties

     The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold varies widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

     Changes in the Company’s accrued product warranty obligation for the six months ended June 30, 2004 and 2003 were as follows:

	(In thousands)
	Six months ended June 30,
	2004	2003
Balance, beginning of period	$6,895	$6,432
Accruals for warranties issued during the period	2,480	2,347
Settlements made during the period	(1,969)	(2,570)
Changes in liability for pre-existing warranties, including expirations during the period	187	(562)
Warranty accruals related to acquisitions	138	1,227

Balance, end of period	$7,731	$6,874

     Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net sales
Electronic Instruments	$159,519	$137,363	$310,165	$270,964
Electromechanical	144,398	139,507	285,175	273,437

Consolidated net sales	$303,917	$276,870	$595,340	$544,401

Operating income and income before income taxes
Electronic Instruments	$28,011	$21,885	$54,132	$41,867
Electromechanical	25,025	21,690	48,349	43,491

Total segment operating income	53,036	43,575	102,481	85,358
Corporate and other	(5,556)	(4,835)	(11,504)	(9,941)

Consolidated operating income	47,480	38,740	90,977	75,417
Interest and other expenses, net	(6,435)	(6,547)	(13,172)	(14,066)

Consolidated income before income taxes	$41,045	$32,193	$77,805	$61,351

Operations for the second quarter of 2004 compared with the second quarter of 2003

     In the second quarter of 2004, the Company posted record sales, operating income, net income and diluted earnings per share. The Company achieved these results from internal growth in both of its operating segments as well as the contributions of the Taylor Hobson Holdings Limited (Taylor Hobson) business acquired in June 2004 and the Chandler Instruments business acquired in August 2003. The Company continued to experience improved market conditions in many of its businesses in the second quarter of 2004. Sales and orders continued to benefit from the economic improvement impacting the Company’s short-cycle businesses as well as improvement in its aerospace business in the second quarter of 2004.

     Net sales for the second quarter of 2004 were $303.9 million, an increase of $27.0 million, or 9.8%, compared with the second quarter of 2003 net sales of $276.9 million. The net sales increase for the Electronic Instruments Group (EIG) was driven by strong performance in the Group’s high-end analytical instrumentation, aerospace and heavy-vehicle businesses, along with the acquisitions of Taylor Hobson in June 2004 and Chandler Instruments in August 2003. Increased net sales for the Electromechanical Group (EMG) were primarily driven by strength in its differentiated businesses, partially offset by weak market conditions in its cost driven businesses. Sales of both Group’s benefited from a total of $4.1 million in favorable foreign currency impacts, primarily from

AMETEK, Inc.

Results of Operations (continued)

the Euro and the British pound sterling. Without the acquisitions previously mentioned, sales for the second quarter of 2004 would have increased 5.7% when compared with the same period in 2003. International sales for the second quarter increased to $129.1 million or 42.5% of consolidated sales, an increase of $14.0 million when compared with $115.1 million in the same period in 2003.

     Segment operating income for the second quarter of 2004 was $53.0 million, an increase of $9.4 million or 21.7% from $43.6 million in the second quarter of 2003. Segment operating income, as a percentage of sales, increased to 17.5% of sales in the second quarter of 2004 from 15.7% of sales in the second quarter of 2003. The increase in segment operating income resulted from the profit contributions made by the previously mentioned acquisitions, favorable product mix, as well as the benefits from its continued cost reduction programs on higher sales levels.

     Selling, general and administrative expenses were $32.0 million in the second quarter of 2004, an increase of $3.7 million or 13.1%, when compared with the second quarter of 2003. Selling expenses, as a percentage of sales increased to 8.7% in the second quarter of 2004 compared with 8.4% of sales in the second quarter of 2003. The selling expense increase, and the corresponding increase in its percentage of sales were due primarily to the businesses acquired in 2004 and 2003. Without the recent acquisitions, selling expense as a percentage of sales would have been 8.1%. The Company’s acquisition strategy is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs have a higher content of selling expense.

     Corporate administrative expenses for the second quarter of 2004 were $5.5 million, an increase of $0.7 million when compared with the same period in 2003. Corporate administrative expenses were flat as a percentage of sales in the second quarter of 2004, compared with the same period in 2003. The increase in corporate administrative expenses resulted from higher legal, professional, and consulting fees primarily associated with Sarbanes-Oxley compliance. After deducting corporate administrative expenses, consolidated operating income totaled $47.5 million, or 15.6% of sales for the second quarter of 2004, compared with $38.7 million, or 14.0% of sales for the second quarter of 2003, an increase of $8.7 million, or 22.6%.

     Interest expense increased to $6.7 million in the second quarter of 2004 from $6.3 million for the same quarter of 2003. The increase was the result of higher average interest rates on borrowings incurred in connection with recent acquisitions. Partially offsetting the higher average interest rates was lower overall average debt levels in the second quarter of 2004 compared to the same period of 2003.

AMETEK, Inc.

Results of Operations (continued)

     Net income for the second quarter of 2004 totaled $27.7 million, an increase of 26.8% from $21.8 million in the second quarter of 2003. Diluted earnings per share rose 25.0% to $0.40 per share, compared with $0.32 per share for the same quarter of 2003.

Segment Results

     Electronic Instruments Group (EIG) net sales totaled $159.5 million in the second quarter of 2004, an increase of $22.1 million or 16.1% from $137.4 million in the same quarter of 2003. The net sales increase in the second quarter of 2004 was driven by the June 2004 acquisition of Taylor Hobson and the August 2003 acquisition of Chandler Instruments, along with strong performances in the Group’s high-end analytical instrumentation, aerospace and heavy-vehicle businesses. However, weak economic conditions have continued in the Group’s power instrument businesses. Without the acquisitions, sales for the second quarter of 2004 would have increased 7.9% when compared with the same period in 2003.

     Operating income of EIG was $28.0 million for the second quarter of 2004, an increase of $6.1 million or 28.0% when compared with the $21.9 million in the second quarter of 2003. The increase in operating income was primarily driven by the sales increases mentioned above, as well as the favorable effects from continued cost reduction initiatives and product mix. Operating margins were 17.6% of sales in the second quarter of 2004 compared with operating margins of 15.9% of sales in the second quarter of 2003.

     Electromechanical Group (EMG) net sales totaled $144.4 million in the second quarter 2004, an increase of $4.9 million or 3.5% from $139.5 million in the same quarter in 2003. The sales increase was primarily the result of strength in the Group’s differentiated businesses and a favorable foreign currency translation impact of $2.8 million, partially offset by continued weakness in the Group’s cost driven businesses.

     Operating income of EMG was $25.0 million for the second quarter of 2004, an increase of $3.3 million or 15.4% from $21.7 million in the second quarter of 2003. Operating income increased primarily due to the sales increases mentioned above, favorable product mix and the favorable effects of cost reduction initiatives. Group operating income as a percentage of sales for the second quarter of 2004 increased to 17.3%, when compared with a 15.5% margin in the second quarter of 2003.

Operations for the first six months of 2004 compared with the first six months of 2003.

     Net sales for the first six months of 2004 were $595.3 million, an increase of $50.9 million, when compared with net sales of $544.4 million reported for the first six months of 2003. Acquisitions completed since June 30, 2003, internal growth in both the EIG and EMG Groups and favorable foreign currency translation effects accounted for the sales increase. The Company continued to see improved market conditions in many of its businesses.

AMETEK, Inc.

Results of Operations (continued)

     EIG’s net sales increased by $39.2 million or 14.5% to $310.2 million for the first six months of 2004. EIG’s sales increase was primarily due to the acquisitions of Taylor Hobson in June of 2004. Chandler Instruments in August 2003 and Solidstate Controls in February 2003, as well as strength in the Group’s high-end analytical instrumentation and heavy-vehicle businesses. EMG’s net sales increased $11.7 million or 4.3% to $285.2 million for the first six months of 2004, primarily from strength in the Group’s differentiated businesses and favorable foreign currency translation impacts, partially offset by continued weakness in the Group’s cost driven businesses. International sales were $253.6 million, or 42.6% of consolidated sales, for the six months ended June 30, 2004, compared to $222.3 million, or 40.8% of consolidated sales, for the comparable period in 2003.

     New orders for the six months ended June 30, 2004 were $618.2 million, compared with $595.3 million for the same period in 2003, an increase of $22.9 million, or 3.9%. The Company’s backlog of unfilled orders at June 30, 2004 was $309.1 million, compared with $286.2 million at December 31, 2003. The increase in orders and backlog was due to the Taylor Hobson acquisition along with improving market conditions mainly in the Company’s differentiated businesses.

     Segment operating income for the first six months of 2004 was $102.5 million, an increase of $17.1 million, or 20.1% compared with the same period in 2003. The increase was the result of the profit contribution from both the 2004 and 2003 acquisitions previously mentioned, strength in the differentiated businesses of each Group, favorable product mix, as well as the benefits from the Company’s continued cost reduction programs on the higher sales level. The cost reduction initiatives are a part of the Company’s operational excellence strategy and include the continued migration of production to lower cost locales and the aggressive lowering of the Company’s overall cost structure.

     Selling, general and administrative expenses were $62.8 million for the first six months of 2004, an increase of $7.2 million or 13.1%, when compared with the same period in 2003. Selling expenses, as a percentage of sales, increased to 10.6% for the first six months of 2003, compared with 10.2% for the same period in 2003. The selling expense increase, and the corresponding increase in selling expenses as a percentage of sales were due primarily to the businesses acquired in 2004 and 2003. Without the recent acquisitions, selling expenses as a percentage of sales for the first six months of 2004 would have declined slightly to 10.1%.

     Corporate administrative expenses were $11.4 million for the first six months of 2004, an increase of $1.6 million or 15.7% when compared with the same period in 2003. As a percentage of sales, corporate administrative expenses were 1.9%, substantially unchanged from the same period in 2003. The increase in amount was due to higher legal, professional and consulting fees, as well as severance costs. The higher professional and consulting fees are primarily the result of the Company’s Sarbanes-Oxley compliance.

AMETEK, Inc.

Results of Operations (continued)

     After deducting corporate administrative expenses, consolidated operating income was $91.0 million, an increase of $15.6 million or 20.6% when compared with $75.4 million for the same period in 2003. This represents an operating margin of 15.3% for the first six months of 2004 compared with 13.9% for the same period in 2003.

     Interest expense was $13.1 million for the first six months of 2004, slightly higher than the first six months of 2003. Higher average interest rates on higher long-term debt for the first six months of 2004 was partially offset by lower overall average debt levels in the first six months of 2004 compared with the same period of 2003.

     Other expenses decreased $1.1 million for the first six months of 2004, compared with the same period of 2003. The decrease in other expenses was primarily the result of a 2003 write-down in marketable securities owned by the Company’s insurance subsidiary in the first quarter of 2003.

     The effective tax rate for the first six months of 2004 was 32.7% compared with 32.3% for the same period in 2003. The increase in the effective tax rate was primarily due to higher tax rates on foreign pretax earnings.

     Net income for the first six months of 2004 was $52.3 million, or $0.76 per share on a diluted basis, compared with net income of $41.5 million, or $0.62 per diluted share for the first six months of 2003.

Segment Results

     Electronic Instruments Group (EIG) net sales were $310.2 million for the first half of 2004, an increase of $39.2 million or 14.5% compared with the same period of 2003. The sales increase for the first six months of 2004 was due to the acquisitions, mentioned previously, strength in the Group’s high-end analytical instrumentation and heavy-vehicle businesses as well as a favorable foreign currency translation impact of $4.2 million. However, weak market conditions have continued in the Group’s power instrument businesses. Without the acquisitions, sales for the first six months of 2004 increased 4.5% when compared with the same period in 2003.

     EIG’s operating income for the first half of 2004 totaled $54.1 million, an increase of $12.3 million or 29.3% when compared with the first half of 2003. The increase in operating income is the result of the higher sales previously mentioned, favorable product mix, and benefits from the Group’s continued cost reduction initiatives. Operating margins were 17.5% of sales in the first six months of 2004 compared with operating margins of 15.5% of sales in the comparable period in 2003.

AMETEK, Inc.

Results of Operations (continued)

Segment Results (continued)

     Electromechanical Group (EMG) net sales totaled $285.2 million for the first six months of 2004, an increase of $11.7 million or 4.3% compared with the same period in 2003. The sales increase was primarily the result of a favorable foreign currency translation impact of $9.0 million and strength in the Group’s differentiated businesses, partially offset by weakness in the Group’s cost driven businesses.

     EMG’s operating income for the first six months of 2004 was $48.3 million, an increase of $4.9 million or 11.2% when compared with the same period in 2003. The higher profit was the result of strength in the Group’s differentiated businesses, the benefits of continued cost reduction initiatives, and favorable product mix, partially offset by continued weakness in the Group’s cost driven businesses. Operating margins for the first six months of 2004 were 17.0%, compared with operating margins of 15.9% for the comparable period in 2003.

Financial Condition

Liquidity and Capital Resources

     Cash provided by operating activities totaled $77.1 million in the first half of 2004, compared with $76.3 for the same period in 2003, an increase of $0.8 million. The increase in operating cash flow was primarily the result of higher earnings, partially offset by higher net operating working capital requirements. The increase in net operating working capital requirements is primarily the result of growth in the Company’s business to meet increased sales levels. The Company’s inventory turnover metric and accounts receivable collection cycle have both improved slightly from favorable levels since December 31, 2003. During the first six months of 2004, the Company received net cash proceeds from non operating working capital sources of $13.5 million related primarily to certain insurance matters and tax refunds, including a previously disclosed 2003 flood insurance claim at one of its manufacturing facilities. The Company expects to finalize the flood insurance claim with its insurance carriers in the second half of 2004, and it does not expect to incur a loss upon settlement.

     Cash used for investing activities totaled $103.5 million in the first six months of 2004, compared with $120.1 million used in the same period of 2003. In the second quarter of 2004, the Company acquired Taylor Hobson for $93.8 million in cash. In the first quarter of 2003, the Company acquired Airtechnology Holdings Limited and Solidstate Controls, Inc. for $114.3 million in cash. Additions to property, plant and equipment in the first six months of 2004 totaled $9.0 million, compared to $8.0 million in the first six months of 2003.

AMETEK, Inc.

Financial Condition (continued)

Liquidity and Capital Resources

     Cash provided by financing activities in the first six months of 2004 totaled $38.6 million, compared with $57.2 million for the same period of 2003. In the first six months of 2004, net total borrowings increased by $37.0 million, compared with an increase of $62.3 million in for the first six months of 2003. Long-term borrowings increased $95.3 million in the first half of 2004 and included a 53.0 million British pound sterling (approximately $97 million) borrowing under the Company’s $300 million revolving bank credit facility. The borrowing of British pound sterling provides a natural hedge of the Company’s investment in United Kingdom-based Taylor Hobson. The increased borrowings in the first six months of 2004 and 2003, along with cash provided by operating activities, were used to finance the 2004 and 2003 acquisitions. The Company has available borrowing capacity of $178.0 million under its $300 million revolving bank credit facility, and $38.0 million under its accounts receivable securitization agreement at June 30, 2004. The revolving bank credit facility was amended on February 25, 2004 to extend its expiration date from September 2006 to February 2009. Extension of the credit facility provides the Company with increased financial flexibility to support its growth plans.

     Net cash proceeds from the exercise of employee stock options totaled $9.7 million in the first six months of 2004, compared with $4.7 million for the same period of 2003. In January 2004, the Company’s Board of Directors approved a 100% increase in its quarterly cash dividend effective with the first quarter 2004 dividend payment. Cash dividends paid in the first six months of 2004 totaled $8.1 million, compared to $4.0 million in the first six months of 2003. In the first six months of 2003, the Company repurchased 380,000 shares of its common stock at a cost of $5.8 million.

     As a result of the activities discussed above, the Company’s cash and cash equivalents at June 30, 2004 totaled $26.5 million, compared with $14.3 million at December 31, 2003. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

Forward-looking Information

     Information contained in this discussion, other than historical information, is considered “forward-looking statements” and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company’s 2003 Form 10-K as filed with the Securities and Exchange Commission.

AMETEK, Inc.

Item 4. Controls and Procedures

     As of the end of the quarter ended June 30, 2004, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report.

     There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMETEK, Inc.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of AMETEK, Inc. (the “Company”) was held on May 18, 2004. The following matters were voted on at the Annual Meeting and received the number of votes indicated:

1)	Election of Directors. The following nominees were elected to the Board of Directors for the terms expiring in 2007:

	Number of Shares
		Voted against
Nominee	Voted for	or withheld
Lewis G. Cole	57,519,376	4,070,861
Charles D. Klein	57,532,690	4,057,547

Of the remaining six Board members, Sheldon S. Gordon, Frank S. Hermance, and David P. Steinmann terms expire in 2005. Helmut N. Friedlaender, James R. Malone and Elizabeth R. Varet terms expire in 2006.

2)	Approval of an Amendment to the Certificate of Incorporation. The shareholders approved the amendment to increase the number of shares of Common Stock which the Corporation is authorized to issue from 100,000,000 to 200,000,000. There were 58,105,470 shares voted for approval, 3,288,840 shares voted against, and 195,923 abstentions.

3)	Appointment of Independent Auditors. The Stockholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year 2004. There were 59,804,073 shares voted for approval, 1,673,553 shares voted against, and 112,611 abstentions.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc.

10.1	Amendment No. 1 to the AMETEK, Inc. Retirement Plan for Directors.

10.2	Amendment No. 3 to the 2002 Stock Incentive Plan of AMETEK, Inc.

10.3	Amendment No. 4 to the 2002 Stock Incentive Plan of AMETEK, Inc.

10.4	Amendment No. 5 to the 1997 Stock Incentive Plan of AMETEK, Inc.

10.5	Amendment No. 5 to the 1999 Stock Incentive Plan of AMETEK, Inc.

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K:

During the quarter ended June 30, 2004, the Company furnished the following Current Reports on Form 8-K: On May 3, 2004, the Company furnished a Current Report on Form 8-K under Items 7 and 12 reporting the Company’s first quarter 2004 operating results. On June 23, 2004, the Company filed a Current Report on Form 8-K under Item 5 to announce the acquisition of Taylor Hobson Holdings Limited.

AMETEK, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.

(Registrant)

By /s/ Robert R. Mandos, Jr.

Robert R. Mandos, Jr. Vice President & Comptroller (Principal Accounting Officer)

August 5, 2004