Form 10-Q
period 2004-09-30
AMETEK INC/
filed 2004-10-29
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-12981

AMETEK, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	14-1682544

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 22, 2004 was 68,517,512 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$310,707	$267,781	$906,047	$812,182

Expenses:
Cost of sales, excluding depreciation	216,534	190,049	640,479	586,398
Selling, general and administrative	35,112	30,130	97,954	85,697
Depreciation	8,608	8,123	26,184	25,191

Total expenses	260,254	228,302	764,617	697,286

Operating income	50,453	39,479	141,430	114,896
Other income (expenses):
Interest expense	(7,541)	(6,459)	(20,676)	(19,426)
Other, net	(659)	160	(696)	(939)

Income before income taxes	42,253	33,180	120,058	94,531
Provision for income taxes	13,233	11,262	38,707	31,079

Net income	$29,020	$21,918	$81,351	$63,452

Basic earnings per share (a)	$0.43	$0.33	$1.20	$0.96

Diluted earnings per share (a)	$0.42	$0.32	$1.18	$0.94

Average common shares outstanding:
Basic shares (a)	68,124	66,474	67,657	66,073

Diluted shares (a)	69,552	67,721	69,039	67,389

Dividends per share (a)	$0.06	$0.03	$0.18	$0.09

(a)  Amounts for 2003 have been restated to reflect a two-for-one stock split effective February 27, 2004.

See accompanying notes.

AMETEK, Inc.

CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,541	$14,313
Marketable securities	8,869	8,573
Receivables, less allowance for possible losses	214,920	189,010
Inventories	167,615	143,359
Deferred income taxes	9,663	9,672
Other current assets	24,904	17,139

Total current assets	449,512	382,066

Property, plant and equipment, at cost	664,970	639,925
Less accumulated depreciation	(461,554)	(426,303)

	203,416	213,622

Goodwill	608,735	506,964
Other intangibles, investments and other assets	129,926	112,195

Total assets	$1,391,589	$1,214,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$79,454	$106,774
Accounts payable	103,414	96,582
Accruals	101,047	85,875

Total current liabilities	283,915	289,231
Long-term debt	407,964	317,674
Deferred income taxes	53,151	54,847
Other long-term liabilities	34,748	23,965
Stockholders’ equity:
Common stock	702	690
Capital in excess of par value	46,279	32,849
Retained earnings	613,594	544,422
Accumulated other comprehensive losses	(19,687)	(19,196)
Treasury stock	(29,077)	(29,635)

	611,811	529,130

Total liabilities and stockholders’ equity	$1,391,589	$1,214,847

See accompanying notes.

AMETEK, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2004	2003
Cash provided by (used for):
Operating activities:
Net income	$81,351	$63,452
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	28,413	25,961
Deferred income taxes	2,810	5,120
Net change in assets and liabilities	(12,081)	13,746
Other	(283)	(199)

Total operating activities	100,210	108,080

Investing activities:
Additions to property, plant and equipment	(14,416)	(13,505)
Purchase of businesses	(143,468)	(163,183)
Other	3,007	1,969

Total investing activities	(154,877)	(174,719)

Financing activities:
Net change in short-term borrowings	(26,842)	44,215
Additional long-term borrowings	97,356	76,223
Reduction in long-term borrowings	(7,630)	(47,769)
Repurchases of common stock	—	(5,848)
Cash dividends paid	(12,180)	(6,115)
Proceeds from stock options	13,191	9,259

Total financing activities	63,895	69,965

Increase in cash and cash equivalents	9,228	3,326
Cash and cash equivalents:
As of January 1	14,313	13,483

As of September 30	$23,541	$16,809

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 1 – Financial Statement Presentation

     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2004, and the consolidated results of its operations for the three- and nine-month periods ended September 30, 2004 and 2003, and its cash flows for the nine month period ended September 30, 2004 and 2003 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 4 – Earnings Per Share

     The calculation of basic earnings per share for the three- and nine-month periods ended September 30, 2004 and 2003 is based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

	Weighted average shares (In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic shares	68,124	66,474	67,657	66,073
Stock option and award plans	1,428	1,247	1,382	1,316

Diluted shares	69,552	67,721	69,039	67,389

Note 5 – Acquisitions

     On July 16, 2004, the Company acquired substantially all of the assets of Hughes-Treitler Mfg. Corp. (Hughes-Treitler) for approximately $48.0 million in cash. Hughes-Treitler is a supplier of heat exchangers and thermal management subsystems for the aerospace and defense markets. Hughes-Treitler has expected annualized sales of approximately $32.0 million. Hughes-Treitler is a part of the Company’s Electromechanical Group.

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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

     The acquisitions have been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” The following table presents the tentative allocation of the aggregate purchase price for Taylor Hobson and Hughes-Treitler based on their estimated fair values:

In millions
Net working capital	$4.5
Property, plant and equipment	7.6
Goodwill	111.2
Other assets	20.2

Total net assets	$143.5

     The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its measurement capabilities into ultra-precision applications through Taylor Hobson and thermal management systems for the aerospace markets through Hughes-Treitler.

     The $20.2 million in other assets was assigned to intangibles, other than goodwill, with estimated lives up to 10 years.

     The Company is obtaining third party valuations of certain tangible and intangible assets acquired with the Taylor Hobson and the Hughes-Treitler acquisitions. Therefore, the allocation of purchase price to these acquisitions is subject to revision.

     Had the acquisitions of Taylor Hobson and Hughes-Treitler been made at the beginning of 2004, net sales, net income and diluted earnings per share for the three- and nine- month periods ended September 30, 2004 would not have been materially different than the amounts reported. Had these acquisitions and the acquisition of the Chandler Instruments business, which was acquired in August 2003 been made at the beginning of 2003, pro forma net sales for the three- and nine- month periods ended September 30, 2003 would have been $293.3 million and $892.2 million, respectively. Net income and diluted earnings per share for the respective periods of 2003 would not have been materially different than the amounts reported.

Note 6 – Goodwill

     As of September 30, 2004 and December 31, 2003, goodwill was $608.7 million and $507.0 million, respectively. Goodwill by segment as of September 30, 2004 and December 31, 2003 was: Electronic Instrument Group (EIG) — $378.2 million and $309.0 million, respectively; Electromechanical Group (EMG) - $230.5 million and $197.9 million, respectively. The net increase in goodwill since December 31, 2003 is primarily due to the acquisitions of Taylor Hobson and Hughes-Treitler.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 7 – Inventories

     The components of inventory stated primarily at lower of last in, first out (LIFO), cost or market are:

	(In thousands)
	September 30,	December 31,
	2004	2003
Finished goods and parts	$38,179	$29,334
Work in process	42,161	35,105
Raw materials and purchased parts	87,275	78,920

	$167,615	$143,359

     Inventory increased $24.3 million from December 31, 2003 to September 30, 2004. The increase in inventory is primarily the result of the acquisitions of Taylor Hobson and Hughes-Treitler and the build up of inventory to meet increased sales levels.

Note 8 – Comprehensive Income

     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.

     The following table presents comprehensive income for the three- and nine-month periods ended September 30, 2004 and 2003:

	(In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$29,020	$21,918	$81,351	$63,452
Foreign currency translation adjustment	47	(1,505)	207	6,525
Unrealized (loss) gain on marketable securities	(570)	(38)	(698)	768

Total comprehensive income	$28,497	$20,375	$80,860	$70,745

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 9 – Segment Disclosure

     The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company organizes its businesses primarily on the basis of product type, production process, distribution methods, and management organizations.

     At September 30, 2004, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2003 other than increases due to the current year acquisitions, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine-month periods ended September 30, 2004 and 2003 can be found in the table on page 13 in the Management Discussion & Analysis section of this Report.

Note 10 – Pro Forma Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock award plans, which recognizes expense based on the intrinsic value at the date of grant. Since stock options have been issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense has resulted. Had the Company accounted for stock options in accordance with the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company would have reported the following pro forma results for the three and nine-month periods ended September 30, 2004 and 2003:

	(In thousands, except per share data)
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$29,020	$21,918	$81,351	$63,452
Add: Stock-based employee compensation expense included in reported net income	229	2,119	302	2,425
Deduct: Total stock-based compensation expense, determined under the fair-value method for all awards, net of tax	(1,154)	(3,107)	(3,023)	(5,100)

Pro forma net income	$28,095	$20,930	$78,630	$60,777

Net income per share
Basic:
As reported	$0.43	$0.33	$1.20	$0.96
Pro forma	$0.41	$0.31	$1.16	$0.92
Diluted:
As reported	$0.42	$0.32	$1.18	$0.94
Pro forma	$0.41	$0.31	$1.15	$0.91

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 11 – Retirement and Pension Plans

     The following table includes the components of net pension expense recognized under SFAS No. 87 for the three and nine-month periods ended September 30, 2004 and 2003 in accordance with the interim disclosure requirements of SFAS No. 132-R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106”. The Company adopted SFAS No. 132-R as of December 31, 2003.

	(In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Defined benefit plans:
Service cost	$1,102	$1,132	$3,304	$3,244
Interest cost	5,057	5,136	15,171	15,170
Expected return on plan assets	(6,859)	(5,988)	(20,578)	(17,984)
Net amortization	835	1,406	2,506	3,718

Total net pension expense recognized under SFAS No. 87	135	1,686	403	4,148

Other plans:
Defined contribution plans	1,750	1,762	5,250	5,057
Supplemental retirement plan	100	125	300	375
Foreign plans and other	1,017	608	2,292	1,797

Total other plans	2,867	2,495	7,842	7,229

Total net pension expense	$3,002	$4,181	$8,245	$11,377

     In the third quarter of 2004 and for the nine-month year-to-date period the Company made a $3.4 million contribution to its U.S. defined benefit pension plans. For the full year 2004, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $5 to $7 million.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

     Changes in the Company’s accrued product warranty obligation for the nine months ended September 30, 2004 and 2003 were as follows:

	(In thousands)
	Nine months ended September 30,
	2004	2003
Balance, beginning of year	$6,895	$6,432
Accruals for warranties issued during the period	4,070	3,769
Settlements made during the period	(3,587)	(4,253)
Changes in liability for pre-existing warranties, including expirations during the period	163	(330)
Warranty liabilities acquired with new businesses	137	1,299

Balance, end of period	$7,678	$6,917

     Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

Note 13 – Flood Damage

     In September 2003, one of the Company’s manufacturing plants was significantly damaged by a flood. The flood resulted in damage to the building and the operating assets. During the last twelve months, the Company received insurance proceeds totaling $14.5 million related to the damage or loss of these assets. The portion of the claim relating to the building, its contents, and operating assets has been finalized in the third quarter of 2004 with the Company’s insurers resulting in the recognition of a pretax gain totaling $2.8 million in the quarter. The portion of the insurance claim with respect to business interruption and other expenses has not been finalized with the insurance companies as of September 30, 2004, and the Company has not received any proceeds related to these items. Settlement of these items could result in an additional gain. The Company has relocated certain of the product lines affected by the flood to another manufacturing facility of the Company.

AMETEK, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands)
Net sales
Electronic Instruments	$172,929	$138,978	$483,094	$409,942
Electromechanical	137,778	128,803	422,953	402,240

Consolidated net sales	$310,707	$267,781	$906,047	$812,182

Operating income and income before income taxes
Electronic Instruments	$32,083	$24,886	$86,215	$66,753
Electromechanical	24,029	21,640	72,378	65,131

Total segment operating income	56,112	46,526	158,593	131,884
Corporate and other	(5,659)	(7,047)	(17,163)	(16,988)

Consolidated operating income	50,453	39,479	141,430	114,896
Interest and other expenses, net	(8,200)	(6,299)	(21,372)	(20,365)

Consolidated income before income taxes	$42,253	$33,180	$120,058	$94,531

Operations for the third quarter of 2004 compared with the third quarter of 2003

   In the third quarter of 2004, the Company posted record sales, operating income, net income and diluted earnings per share. The Company achieved these results on the contributions of the Hughes-Treitler business acquired in July 2004, the Taylor Hobson business acquired in June 2004 and the Chandler Instruments business acquired in August 2003 as well as from internal growth in both its Electronic Instruments (EIG) and Electromechanical (EMG) Groups. The Company continued to experience improved market conditions in most of its businesses in the third quarter of 2004. The power instruments market and the cost driven floorcare and specialty motors businesses remain weak. Sales and orders continued to benefit from the broad-based economic improvement impacting the Company’s short-cycle businesses as well as improvement in its aerospace business in the third quarter of 2004. The Company expects the economic rebound to continue benefiting its short-cycle businesses, while its long-cycle businesses are not expected to see a major rebound in 2004.

AMETEK, Inc.

Results of Operations (continued)

     Net sales for the third quarter of 2004 were $310.7 million, an increase of $42.9 million, or 16.0%, compared with the third quarter of 2003 net sales of $267.8 million. The net sales increase for EIG was driven by the acquisitions of Taylor Hobson and Chandler Instruments along with strong performance in the Group’s high-end analytical instrumentation and heavy-vehicle instruments businesses. This increase in net sales was partially offset by weak conditions in the Group’s power instruments market.

     Increased net sales for the Electromechanical Group (EMG) were primarily driven by the acquisition of Hughes-Treitler as well as strength in its differentiated businesses, partially offset by weak market conditions in its cost driven floorcare and specialty motors businesses. Sales of both Groups benefited from $4.3 million in favorable foreign currency impacts, primarily from the Euro and the British pound sterling. Without the acquisitions previously mentioned, sales for the third quarter of 2004 would have increased 5.0% when compared with the same period in 2003. International sales for the third quarter increased to $135.2 million or 43.5% of consolidated sales, an increase of $23.0 million when compared with $112.2 million in the same period in 2003.

     Segment operating income for the third quarter of 2004 was $56.1 million, an increase of $9.6 million or 20.6% from $46.5 million in the third quarter of 2003. Segment operating income, as a percentage of sales, increased to 18.1% of sales in the third quarter of 2004 from 17.4% of sales in the third quarter of 2003. The increase in segment operating income resulted from the profit contributions made by the previously mentioned acquisitions as well as the benefits from continued operational excellence programs, and the profit contribution on the higher sales level.

     Selling, general and administrative expenses were $35.1 million in the third quarter of 2004, an increase of $5.0 million or 16.5%, when compared with the third quarter of 2003. Selling expenses, as a percentage of sales increased to 9.5% in the third quarter of 2004 compared with 8.6% of sales in the third quarter of 2003. The selling expense increase, and the corresponding increase in its percentage of sales were due primarily to the businesses acquired in 2004 and 2003. Without the acquisitions, selling expense as a percentage of sales for the third quarter of 2004 would have been 8.6%, equal to the percentage for the third quarter of 2003. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses.

     Corporate administrative expenses for the third quarter of 2004 were $5.7 million, a decrease of $1.4 million when compared with the same period in 2003. Corporate administrative expenses were 1.8% of sales in the third quarter of 2004, compared with 2.6% of sales for the same period in 2003. The decrease in corporate administrative expenses was the result of a $2.1 million one-time, non-cash expense, in the third quarter of 2003, from the accelerated cost recognition due to the vesting of a restricted stock grant. This decrease in 2004 is partially offset by higher legal, professional, and consulting fees. The higher professional and consulting fees are primarily the result of the Company’s Sarbanes-Oxley compliance.

AMETEK, Inc.

Results of Operations (continued)

     After deducting corporate administrative expenses, consolidated operating income totaled $50.5 million, or 16.2% of sales for the third quarter of 2004, compared with $39.5 million, or 14.7% of sales for the third quarter of 2003, an increase of $11.0 million, or 27.8%.

     Interest and other expense increased to $8.2 million in the third quarter of 2004 from $6.3 million for the same quarter of 2003. The increase was mainly interest expense as a result of higher average interest rates on higher British pound sterling long-term debt levels incurred in connection with recent acquisitions. Other expenses increased primarily because of failed acquisition costs incurred in the current quarter.

     The effective tax rate for the third quarter of 2004 was 31.3% compared with 33.9% for the same period in 2003. The lower tax rate in 2004 reflects higher tax benefits in connection with U.S. export sales while the higher tax rate in 2003 was primarily due to the non-deductibility of the non-cash expense from the acceleration of restricted stock expense, discussed above. The Company is continuing to study the potential effects the new American Jobs Creation Act of 2004 will have on its future effective tax rate.

     Net income for the third quarter of 2004 totaled $29.0 million, an increase of 32.4% from $21.9 million in the third quarter of 2003. Diluted earnings per share rose 31.3% to $0.42 per share, compared with $0.32 per share for the same quarter of 2003.

Segment Results

     Electronic Instruments Group (EIG) net sales totaled $172.9 million in the third quarter of 2004, an increase of $34.0 million or 24.4% from $139.0 million in the same quarter of 2003. The net sales increase in the third quarter of 2004 was driven by the June 2004 acquisition of Taylor Hobson and the August 2003 acquisition of Chandler Instruments, along with internal sales improvement from the strong performances in the Group’s high-end analytical instrumentation and heavy-vehicle instruments businesses. However, weak economic conditions continue to affect the Group’s power instrument businesses. Without the acquisitions, sales for the third quarter of 2004 would have increased 7.6% when compared with the same period in 2003.

     Operating income of EIG was $32.1 million for the third quarter of 2004, an increase of $7.2 million, or 28.9% when compared with the $24.9 million in the third quarter of 2003. The increase in operating income was primarily driven by the recent acquisitions and the contribution from the improvement in internal sales mentioned above, as well as the benefits from ongoing cost reduction initiatives. As part of these cost reduction initiatives, in the third quarter of 2004, the Group incurred $2.4 million of charges related to a product line relocation and the settlement of two union contracts. Operating income for EIG also includes a $2.8 million pretax gain in partial settlement of a previously disclosed flood loss at one of the Group’s manufacturing plants. The gain is from finalization of the Company’s claim for damage to the building, its contents and the operating assets affected by the flood. Upon future finalization of the business interruption and other expense claim with the insurance companies, the Company could realize an additional gain. Due to the substantial damage to the building and the operating assets at the site, the Company has relocated certain product lines to another manufacturing facility of the Company. Operating margins of EIG were

AMETEK, Inc.

Results of Operations (continued)

18.6% of sales in the third quarter of 2004 compared with operating margins of 17.9% of sales in the third quarter of 2003.

     Electromechanical Group (EMG) net sales totaled $137.8 million in the third quarter 2004, an increase of $9.0 million or 7.0% from $128.8 million in the same quarter in 2003. The sales increase was primarily the result of the July 2004 acquisition of Hughes-Treitler, strength in the Group’s differentiated businesses and a favorable foreign currency translation impact of $2.9 million, partially offset by continued weakness in the Group’s cost driven floorcare and specialty motors businesses. Without the acquisition, sales for the third quarter of 2004 would have increased 2.2% when compared with the same period in 2003.

     Operating income of EMG was $24.0 million for the third quarter of 2004, an increase of $2.4 million or 11.0% from $21.6 million in the third quarter of 2003. Operating income increased primarily due to the recent acquisition and sales increases mentioned above and the favorable effects of cost reduction programs. Group operating income as a percentage of sales for the third quarter of 2004 increased to 17.4%, when compared with a 16.8% operating margin in the third quarter of 2003.

Operations for the first nine months of 2004 compared with the first nine months of 2003.

     Net sales for the first nine months of 2004 were $906.0 million, an increase of $93.8 million or 11.6%, when compared with net sales of $812.2 million reported for the first nine months of 2003. Acquisitions, internal growth in both the EIG and EMG Groups and favorable foreign currency translation effects accounted for the sales increase. The Company continued to see improved market conditions across most of its businesses.

     EIG’s net sales increased by $73.2 million or 17.8% to $483.1 million for the first nine months of 2004. EIG’s sales increase was primarily due to the acquisitions of Taylor Hobson in June of 2004, Chandler Instruments in August 2003 and Solidstate Controls in February 2003, as well as strength in the Group’s high-end analytical instrumentation and heavy-vehicle businesses. EMG’s net sales increased $20.7 million or 5.1% to $423.0 million for the first nine months of 2004, primarily from the acquisition of Hughes-Treitler in July 2004, strength in the Group’s differentiated businesses and favorable foreign currency translation impacts, partially offset by continued weakness in the Group’s cost driven floorcare and specialty motors businesses. International sales were $388.8 million, or 42.9% of consolidated sales, for the nine months ended September 30, 2004, compared with $341.2 million, or 42.0% of consolidated sales, for the comparable period in 2003.

     New orders for the nine months ended September 30, 2004 were $956.0 million, compared with $856.6 million for the same period in 2003, an increase of $99.4 million, or 11.6%. The Company’s backlog of unfilled orders at September 30, 2004 was $336.1 million, compared with $286.2 million at December 31, 2003. The increase in orders and backlog was mainly due to the Hughes-Treitler and Taylor Hobson acquisitions along with increased order rates primarily in the Company’s differentiated businesses.

AMETEK, Inc.

Results of Operations (continued)

     Segment operating income for the first nine months of 2004 was $158.6 million, an increase of $26.7 million, or 20.3% compared with the same period in 2003. The increase was the result of the profit contribution from both the 2004 and 2003 acquisitions previously mentioned, strength in the differentiated businesses of each Group, and the benefits from the Company’s continued cost reduction programs and the profit contribution on the higher sales level. The cost reduction initiatives are part of the Company’s operational excellence strategy and include the continued migration of production to lower cost locales and the aggressive lowering of the Company’s overall cost structure.

     Selling, general and administrative expenses were $98.0 million for the first nine months of 2004, an increase of $12.3 million or 14.3%, when compared with the same period in 2003. Selling expenses, as a percentage of sales, increased to 8.9% for the first nine months of 2004, compared with 8.5% for the same period in 2003. The selling expense increase, and the corresponding increase in selling expenses as a percentage of sales were due primarily to the businesses acquired in 2004 and 2003. Without the acquisitions, selling expenses as a percentage of sales for the first nine months of 2004 would have been flat at 8.5%.

     Corporate administrative expenses were $17.2 million for the first nine months of 2004, relatively unchanged from $17.0 million in the same period in 2003. As a percentage of sales, corporate administrative expenses were 1.9%, compared with 2.1% for the same period in 2003. The decrease in corporate administrative expenses as a percentage of sales is the result of a $2.1 million one-time, non-cash expense, in the third quarter of 2003, from the accelerated cost recognition due to the vesting of a restricted stock grant. This decrease in 2004 is partially offset by higher legal, professional and consulting fees, as well as severance costs. The higher professional and consulting fees are primarily the result of the Company’s Sarbanes-Oxley compliance, and these higher fees are expected to continue through the end of 2004.

     After deducting corporate administrative expenses, consolidated operating income was $141.4 million, an increase of $26.5 million or 23.1% when compared with $114.9 million for the same period in 2003. This represents an operating margin of 15.6% for the first nine months of 2004 compared with 14.1% for the same period in 2003.

     Interest expense was $20.7 million for the first nine months of 2004, an increase of $1.3 million when compared with the first nine months of 2003. Higher average interest rates for the first nine months of 2004 resulted from higher British pound sterling long-term debt incurred in connection with recent acquisitions mentioned above.

     The effective tax rate for the first nine months of 2004 was 32.2% compared with 32.9% for the same period in 2003. The lower tax rate in 2004 reflects higher tax benefits in connection with U.S. export sales, while the higher tax rate in 2003 is primarily due to the non-deductibility of the non-cash expense from the acceleration of restricted stock expense, discussed previously. The Company is continuing to study the potential effects the new American Jobs Creation Act of 2004 will have on its future effective tax rate.

AMETEK, Inc.

Results of Operations (continued)

     Net income for the first nine months of 2004 was $81.4 million, or $1.18 per share on a diluted basis, compared with net income of $63.5 million, or $0.94 per diluted share for the first nine months of 2003.

Segment Results

     Electronic Instruments Group (EIG) net sales were $483.1 million for the first nine months of 2004, an increase of $73.2 million or 17.8% compared with the same period of 2003. The sales increase for the first nine months of 2004 was due to the acquisitions, mentioned previously, strength in the Group’s high-end analytical instrumentation and heavy-vehicle businesses as well as a favorable foreign currency translation impact of $5.6 million. However, weak market conditions continue to affect the Group’s power instrument businesses. Without the acquisitions, sales for the first nine months of 2004 would have increased 5.6% when compared with the same period in 2003.

     EIG’s operating income for the first nine months of 2004 totaled $86.2 million, an increase of $19.5 million or 29.2% when compared with the same period of 2003. The increase in operating income is the result of the recent acquisitions and the contributions on the improvement in internal sales previously mentioned, and benefits from the Group’s ongoing cost reduction initiatives. As part of these cost reduction initiatives, in the third quarter of 2004, the Group incurred $2.4 million of charges related to product line relocation and the settlement of two union contracts. Operating income for EIG for 2004 also includes a third-quarter $2.8 million pretax gain in partial finalization of a previously disclosed flood loss at one of the Group’s manufacturing plants. The gain is from finalization of the Company’s claim for damage to the building, its contents and the operating assets affected by the flood. Upon future settlement of the business interruption and other expense claim with the insurance companies, the Company could realize an additional gain. Due to the substantial damage to the building and the operating assets at the site, the Company has relocated certain product lines to another manufacturing facility of the Company. Operating margins of EIG were 17.8% of sales for the first nine months of 2004 compared with operating margins of 16.3% of sales in the comparable period in 2003.

     Electromechanical Group (EMG) net sales totaled $423.0 million for the first nine months of 2004, an increase of $20.7 million or 5.1% compared with the same period in 2003. The sales increase was primarily the result of a favorable foreign currency translation impact of $11.8 million and strength in the Group’s differentiated businesses, partially offset by weakness in the Group’s cost driven floorcare and specialty motors businesses.

     EMG’s operating income for the first nine months of 2004 was $72.4 million, an increase of $7.3 million or 11.1% when compared with the same period in 2003. The higher profit was the result of the Group’s recent acquisition mentioned above, strength in the Group’s differentiated businesses and the benefits of ongoing cost reduction programs, partially offset by continued weakness in the Group’s cost driven floorcare and specialty motors businesses. Operating margins for the first nine months of 2004 were 17.1%, compared with operating margins of 16.2% for the comparable period in 2003.

AMETEK, Inc.

Financial Condition

Liquidity and Capital Resources

     Cash provided by operating activities totaled $100.2 million in the first nine months of 2004, compared with $108.1 million of cash provided in the same period of 2003, a decrease of $7.9 million. The decrease in operating cash flow primarily resulted from an increase in net operating working capital requirements driven by the growth in the Company’s business to meet increased sales levels. In the third quarter of 2004, the Company made a $3.4 million contribution to its U.S. defined benefit pension plans. Also, during the first nine months of 2004, the Company received net cash proceeds of $9.6 million primarily related to an insurance claim. The insurance proceeds were from the partial settlement of a previously disclosed flood insurance claim involving one of the Company’s manufacturing facilities.

     Cash used for investing activities totaled $154.9 million in the first nine months of 2004, compared with $174.7 million used in the same period of 2003. The Company’s acquisitions of Hughes-Treitler and Taylor Hobson in the first nine months of 2004 used $143.5 million of cash. In 2003, the Company acquired Airtechnology Holdings Limited, Solidstate Controls, Inc. and Chandler Instruments for $163.2 million in cash. Additions to property, plant and equipment in the first nine months of 2004 totaled $14.4 million, compared to $13.5 million in the first nine months of 2003.

     Cash provided by financing activities in the first nine months of 2004 totaled $63.9 million, compared with $70.0 million for the same period of 2003. In the first nine months of 2004, total net borrowings increased by $62.9 million, compared with an increase of $72.7 million in for the first nine months of 2003. Long-term borrowings increased $89.7 million in the first nine months of 2004 and included a 50 million British pound sterling (approximately $91 million) borrowing under the Company’s $300 million revolving bank credit facility. The borrowing of British pound sterling provides a natural hedge of the Company’s investment in United Kingdom-based Taylor Hobson. The borrowings in the first nine months of 2004 and 2003, along with cash provided by operating activities, were used to finance the 2004 and 2003 acquisitions. At September 30, 2004, the Company has available borrowing capacity of $183.2 million under its $300 million revolving bank credit facility, and $6.0 million under its accounts receivable securitization agreement. The revolving bank credit facility was amended on February 25, 2004 to extend its expiration date from September 2006 to February 2009. Extension of the credit facility provides the Company with increased financial flexibility to support its growth plans.

     Net cash proceeds from the exercise of employee stock options totaled $13.2 million in the first nine months of 2004, compared with $9.3 million for the same period of 2003. In January 2004, the Company’s Board of Directors approved a 100% increase in its quarterly cash dividend effective with the first quarter 2004 dividend payment. Cash dividends paid in the first nine months of 2004 totaled $12.2 million, compared to $6.1 million in the first nine months of 2003. In the first nine months of 2003, the Company repurchased 380,000 shares of its common stock at a cost of $5.8 million. No share repurchases were made in the first nine months of 2004.

AMETEK, Inc.

Financial Condition (continued)

Liquidity and Capital Resources

     As a result of the activities discussed above, the Company’s cash and cash equivalents at September 30, 2004 totaled $23.5 million, compared with $16.8 million at December 31, 2003. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

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

Item 4. Controls and Procedures

     As of the end of the quarter ended September 30, 2004, management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, as of the end of the period covered by this report.

     There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMETEK, Inc.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

Exhibit
Number	Description
10.1	Amendment No. 6 to the 1999 Stock Incentive Plan of AMETEK, Inc.

10.2	Termination and Change of Control Agreement between AMETEK, Inc. and a named executive dated May 18, 2004.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

During the quarter ended September 30, 2004, the Company furnished the following Current Report on Form 8-K. On July 21, 2004, the Company furnished a report on Form 8-K under Items 7 and 12, reporting the Company’s operating results for the three and six month periods ending June 30, 2004. The report also included the previously announced July 16, 2004 acquisition of Hughes-Treitler Manufacturing Corporation and the June 18, 2004 acquisition of Taylor Hobson Holdings Limited.

AMETEK, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.

(Registrant)

By	/s/ Robert R. Mandos, Jr.

Robert R. Mandos, Jr.
Senior Vice President & Comptroller
(Principal Accounting Officer)

October 28, 2004