Form 10-K
period 2004-12-31
AMETEK INC/
filed 2005-03-08
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Securities registered pursuant to Section 12(g) of the Act:
7.20% Senior Notes due 2008
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was $2,100,714,407, the last business day of registrant’s most recently completed second fiscal quarter.
      The number of shares of common stock outstanding as of February 28, 2005, was 69,050,223.
Documents Incorporated By Reference
      Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on April 26, 2005.

AMETEK, Inc.
2004 Form 10-K Annual Report

PART I

Item 1.	Business
General Development of Business
      AMETEK, Inc. (“AMETEK” or the “Company”) is incorporated in Delaware. Its predecessor was originally incorporated in Delaware in 1930 under the name American Machine and Metals, Inc. The Company maintains its principal executive offices in suburban Philadelphia, PA at 37 North Valley Road, Paoli, PA 19301. AMETEK is a leading global manufacturer of electronic instruments and electric motors with operations in North America, Europe, Asia, and South America. The Company is listed on the New York Stock Exchange and the Pacific Stock Exchange (symbol: AME). AMETEK is a component of the Russell 1000 and the S&P MidCap 400 indices.
Website Access to Information
      The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s Internet website at www.ametek.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company has posted, free of charge, to the investor information portion of its website, its corporate governance guidelines, board committee charters and codes of ethics. Such documents are also available in published form, free of charge to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 37 North Valley Road, Building 4, Paoli, PA 19301.
Recent Developments
      Stock Split. On January 27, 2004, the Company’s Board of Directors approved a two-for-one split of its common stock, distributed on February 27, 2004, to shareholders of record on February 13, 2004. The stock split has broadened the stock’s marketability and improved its trading liquidity. All share and per share information included in this Form 10-K is presented on a post-stock split basis.
      Dividend Increase. On January 27, 2004, the Company’s Board of Directors approved a 100% increase to its quarterly cash dividend on its common stock, to an indicated annual rate of $0.24 per share on a post-stock split basis. The first increased quarterly dividend was paid on March 26, 2004 to shareholders of record on March 12, 2004.
      Long-Term Incentive Compensation Plan Change. Beginning in 2004, the Company adopted a change in the composition of its long-term compensation plan. The value of stock awards under its long-term incentive plan for officers of the Company and other senior management personnel is now composed of approximately 50% restricted stock and 50% stock options, rather than primarily stock options as it had been previously. This change resulted in the Company expensing approximately one-half of its future long-term compensation awards under current accounting rules. The Company believes this new arrangement will enhance the Company’s ability to attract and retain management talent.
      Financing. On February 27, 2004, the Company announced that it had amended its $300 million Revolving Credit Facility to extend the expiration date from September 2006 to February 2009. The new 5-year term of this Credit Facility provides the Company with increased flexibility to support its growth plans, including its acquisition strategy. Other key terms of the Credit Facility were unchanged. Also in 2004, the Company borrowed 40 million British pounds ($76.7 million) under a twelve-year term loan to finance the purchase of the Taylor Hobson business in June 2004.
      Increase in Authorized Shares of Common Stock. At the Annual Meeting of Stockholders held on May 18, 2004, stockholders approved an amendment to the Certificate of Incorporation, increasing the number of shares of Common Stock the Company is authorized to issue from 100,000,000 to 200,000,000.

Products and Services
      The Company markets its products worldwide through two operating groups, the Electronic Instruments Group (“EIG”) and the Electromechanical Group (“EMG”). EIG builds monitoring, testing, and calibration instruments and display devices for the process, analytical, aerospace, industrial and power markets. The Company believes that EMG is the world’s largest manufacturer of air-moving electric motors for vacuum cleaners, and is a prominent producer of other floor care products and brushless air-moving motors for aerospace, mass-transit, medical and office product markets. EMG also produces specialty metals for automotive, consumer, electronics, telecommunications and other markets and offers switches for motive and stationary power applications. The Company continues to grow through strategic acquisitions primarily focused on differentiated niche markets in instrumentation, technical motors and specialty metals.
Competitive Strengths
      Management believes that the Company has several significant competitive advantages that assist it in sustaining and enhancing its market positions. Its principal strengths include:
      Significant Market Share. AMETEK maintains significant share in many of its targeted niche markets because of its ability to produce and deliver high-quality products at competitive prices. In EIG, the Company maintains significant market positions in many niche segments within the process, analytical, aerospace, industrial, and power instrumentation markets. In EMG, the Company believes it is the largest manufacturer of air-moving electric motors for the global floor care market.
      Technological and Development Capabilities. AMETEK believes it has certain technological advantages over its competitors that allow it to develop innovative products and maintain leading market positions. Historically, the Company has grown by extending its technical expertise into the manufacture of customized products for its customers as well as through strategic acquisitions. EIG competes primarily on the basis of product innovation in several highly specialized instrumentation markets, including process measurement, heavy-vehicle dashboard, power and aerospace instruments. An example of EIG’s ability to take a technical innovation developed for one market into a related market was the leveraging of its core competency in jet engine temperature sensors into developing similar products for power generation applications, particularly land-based gas turbines. EMG focuses on low-cost design and manufacturing, while enhancing motor-blower performance through advances in power, efficiency, lighter weight and quieter operation. The Company believes that EMG’s leadership in motor technology has allowed it to develop a range of product features for its motors and motor-blowers that create new market opportunities for its products.
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
      Experienced Management Team. Another key component of AMETEK’s success is the strength of its management team and its commitment to the performance of the Company. AMETEK’s senior management has extensive experience, averaging more than nineteen years with the Company, and is financially committed to the Company’s success through Company-established stock ownership guidelines based on a set of salary multiples.
Business Strategy
      AMETEK’s objectives are to increase the Company’s earnings and financial returns through a combination of operational and financial strategies. Those operational strategies include business acquisitions, new product development, global and market expansion, and cost-reduction programs designed to achieve double-digit annual percentage growth in earnings per share and a superior return on total capital. To support those operational objectives, financial initiatives have been, or may be, undertaken, including public and private debt or equity issuance, bank debt refinancing, local-source financing in certain foreign countries, accounts receivable securitization and share repurchases. AMETEK’s commitment to earnings growth is reflected in its continued implementation of cost-reduction programs designed to achieve the Company’s long-term best-cost objectives.
      AMETEK’s Corporate Growth Plan consists of four key strategies:
      Strategic Acquisitions and Alliances. The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired businesses. Since the beginning of 2002, to the date of this report, the Company has completed five acquisitions with annualized sales totaling approximately $220 million, including two 2004 acquisitions representing approximately $100 million in annualized revenues (see “Recent Acquisitions”). Those acquisitions have enhanced AMETEK’s position in analytical instrumentation, technical motors, and electrical power instruments and systems. Through these and prior acquisitions, the Company’s management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue this acquisition strategy.
      Global and Market Expansion. AMETEK’s largest international presence is in Europe, where it has operations in the United Kingdom, Denmark, Italy, Germany, the Czech Republic, France, Austria and the Netherlands. These operations provide design and engineering capability, product-line breadth, enhanced European distribution channels, and low-cost production. AMETEK has a leading market position in European floor care motors and a significant presence in many of its instrument businesses. It has grown sales in Latin America and Asia by building and expanding low-cost electric motor and instrument plants in Reynosa, Mexico, and motor manufacturing plants near Sao Paulo, Brazil and in Shanghai, China. It also continues to achieve geographic expansion and increased market expansion in Asia through joint ventures in China, Taiwan, Japan and South Korea and a direct sales and marketing presence in Singapore, Japan, China, Taiwan and Hong Kong.
      New Product Development. Through its new product development efforts, AMETEK seeks to improve its existing market positions and enter complementary markets.
      Among the new products introduced by EIG in 2004 are the Trident System from AMETEK EDAX that integrates three state-of-the-art microanalytical tools into a single integrated system. The combination of the three techniques provides users with a powerful tool for conducting elemental microanalysis.
      In 2004, EIG also launched additions to the ProcessPower® family of uninterruptible power supply systems from Solidstate Controls. These systems are ideally suited to the needs of the chemical, offshore oil and gas exploration and production, process control, power generation, and petrochemical industries in providing clean, continuous power to critical loads.
      EIG also launched a new generation of active fuel probes and advanced solid-state aircraft power distribution subsystems from AMETEK Aerospace. The new active fuel probes offer distinct performance advantages over alternative gauging technologies. AMETEK’s patented AMPHION technology represents an entirely new architecture for the control and distribution of aircraft power.
      AMETEK Dixson expanded its fully digital, multiplexed Next Generation Instrument (NGI) subsystem for heavy-duty trucks with custom dashboard instrument clusters for agricultural and construction equipment, buses and recreational vehicles.
      During 2004, EMG introduced Nautilairtm variable-speed burner blowers for industrial furnaces and Seal-lesstm magnetically coupled water circulation pumps for mass transit vehicles from the Company’s Technical and Industrial Products division. Nautilairtm blowers represent the next level of air performance. They utilize a next-generation electronic drive control that can be customized to customer needs. Seal-lesstm pumps offer long life and virtually maintenance-free operation.

      In Floor Care Motors, a new motor lamination allows commercial vacuum motors to achieve new levels of efficiency and performance. The new lamination sets the stage for further performance enhancements as new fan designs are coupled to the faster, more efficient motors.
      Operational Excellence. Operational Excellence is AMETEK’s keystone strategy for improving profit margins and strengthening the Company’s competitive position across its businesses. Through its Operational Excellence strategy, the Company seeks to reduce production costs and improve its market positions. The strategy has played a key role in achieving synergies from newly acquired companies. AMETEK believes that Operational Excellence’s focus on Six Sigma process improvements and flow manufacturing, and its emphasis on team building and a participative management culture, have enabled the Company to improve operating efficiencies and product quality, increase customer satisfaction and yield higher cash flow from operations, while lowering operating and administrative costs and shortening manufacturing cycle times.
2004 Overview

Operating Performance
      In 2004, AMETEK generated sales of more than $1.2 billion, and increased net income by 28%. The Company set records for sales, operating income, net income and diluted earnings per share. This strong performance was driven by an improving economy, internal growth in each of the Company’s two segments, the contribution of recently acquired businesses and the Company’s continuing cost-reduction initiatives.
      AMETEK generated cash flow from operating activities during 2004 that totaled approximately $161 million, a 4% increase from 2003. The primary contributor to that growth in cash flow was increased earnings, offset by higher working capital requirements to support the Company’s sales growth.

Recent Acquisitions
      On June 18, 2004, the Company acquired Taylor Hobson Holdings Limited (Taylor Hobson) from funds advised by Permira, for approximately 51 million British pounds, or approximately $94 million in cash, net of cash received. Taylor Hobson is a leading manufacturer of ultraprecise measurement instrumentation for a variety of markets, including optics, semiconductors and hard disk drives. Taylor Hobson has annualized sales of approximately 38 million British pounds, or $70 million. Taylor Hobson is a part of the Company’s Electronic Instruments Group.
      On July 16, 2004, the Company acquired substantially all of the assets of Hughes-Treitler Mfg. Corp. (Hughes-Treitler) for approximately $48 million in cash, and assumed specific liabilities. Hughes-Treitler is a supplier of heat exchangers and thermal management subsystems for the aerospace and defense markets. Hughes-Treitler has annualized sales of approximately $32 million. Hughes-Treitler is a part of the Company’s Electromechanical Group.
Financial Information about Operating Segments, Foreign Operations, and Export Sales
      Reportable segment and geographic information is shown on pages 57-59 of this report.
      The Company’s Global and Market Expansion growth strategy is subject to certain risks that are inherent in conducting business outside the United States. Those include fluctuations in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political, tax and regulatory policies of the countries in which business is conducted.
      The Company’s foreign sales (approximately 44% of total sales in 2004) have resulted from a combination of internal growth and acquisitions. This combination has resulted in increases in export sales of products manufactured in the United States and sales from overseas operations.

Description of Business
      The products and markets of each operating segment are described below:
EIG
      EIG applies its specialized market focus and technology to produce testing, monitoring, and calibration instruments for the process, analytical, aerospace, industrial and power markets. EIG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EIG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including aerospace engine sensors, heavy-vehicle instrument panels, analytical instrumentation, level measurement products, power instruments and pressure gauges. It also has joint venture operations in Japan, China and Taiwan. Approximately 42% of EIG’s 2004 sales were to markets outside the United States.
      EIG employs approximately 3,900 people, of whom approximately 600 are covered by collective bargaining agreements. Three of EIG’s collective bargaining agreements, which cover approximately 300 employees, will expire in 2005. The Company expects no material adverse effects from the pending labor contract negotiations. EIG has 32 manufacturing facilities: 25 in the United States, 5 in Europe, 1 in South America and 1 in Canada. EIG also shares manufacturing facilities with EMG in Mexico.

Process and Analytical Instrumentation Markets and Products
      Approximately 51% of EIG sales are from instruments for process and analytical measurement and analysis. These include oxygen, moisture, combustion and liquid analyzers; emission monitors; mass spectrometers; mechanical and electronic pressure sensors and transmitters; radiation measurement devices; level measurement devices; and force-measurement and materials testing instrumentation. EIG’s focus is on process industries, including oil, gas and petrochemical refining, power generation, specialty gas production, water and waste treatment, natural gas distribution, semiconductor manufacture, and most recently Homeland Security. AMETEK is the world leader in the analysis of tail gas in refinery sulfur recovery processes.
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
      Taylor Hobson, acquired in June 2004, designs, manufactures, and services a broad array of contact and non-contact instrumentation for ultraprecise measurement applications. These instruments measure surface texture, shape and roundness, dimensions that are critical in many industries including optics, semiconductor, hard disk drive, automotive and bearing manufacturing, and nanotechnology research.

Aerospace Instrumentation Markets and Products
      Approximately 21% of EIG sales are from aerospace products. AMETEK’s aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements. Its aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Acquisitions have complemented and expanded EIG’s core sensor and transducer product line, used in a wide range of aerospace applications.

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
      EIG’s Dixson business is a leading North American manufacturer of dashboard instruments for heavy trucks, and is also a major supplier of similar products for construction vehicles. It has strong product development capability in solid-state instruments that primarily monitor engine-operating parameters.
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
      The Chemical Products division is a custom compounder of engineered thermoplastic resins that offer enhanced strength, temperature resistance and other properties for automotive, consumer appliance and electronic applications. It also produces fluoropolymer-based products for heat exchangers.

Power Instrumentation Markets and Products
      Approximately 12% of EIG sales are to the power instrumentation market.
      EIG is a leader in the design and manufacture of power measurement and recording instrumentation used by the electric power and manufacturing industries. Those products include power transducers and meters, event and transient recorders, annunciators and alarm monitoring systems used to measure, monitor and record variables in the transmission and distribution of electric power. The February 2003 acquisition of Solidstate Controls brought a line of Uninterruptible Power Supply systems for the process and power generation industries to EIG.
      EIG also manufactures sensor systems for land-based gas turbines and for boilers and burners used by the utility, petrochemical, process, and marine industries worldwide. That core technology initially was developed for aerospace but was adapted by AMETEK for land-based gas turbines.

Customers
      EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 16% of EIG’s 2004 sales were made to its five largest customers, and no one customer accounted for more than 10% of 2004 consolidated sales.
EMG
      The Company believes EMG is the world’s largest producer of high-speed, air-moving electric motors for OEMs of floor care products. It designs and manufactures small vacuum motors with fans that rotate at high speeds and require advanced manufacturing technology. EMG addresses complex motor-blower dynamics, including heat, noise, vibration and wear in designing its customized products. EMG also is a leader in the production of brushless DC motors and motor-blowers and a niche producer of specialty metal products used in automotive, electronics, telecommunications, consumer and other markets. EMG holds a significant market share for its electric vacuum motors in North America and Western Europe and is focused on expanding its share in a growing Asian market. It has expanded its operations worldwide by leveraging manufacturing and technological expertise developed over many years.
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
      To achieve greater global penetration and further reduce costs, EMG is building on its strong market position in North American and European floor care by expanding its electric motor production operations in China, Mexico, the Czech Republic and Brazil. Approximately 45% of EMG’s 2004 sales were to customers outside the United States.
      EMG employs approximately 4,300 people, of whom approximately 2,200 are covered by collective bargaining agreements (including some that are covered by local unions). None of EMG’s collective bargaining agreements will expire in 2005. It has 22 manufacturing facilities: 11 in the United States, 4 in the United Kingdom, 2 in Italy, 2 in Mexico, 1 in China, 1 in the Czech Republic, and 1 in Brazil.
      EMG’s flexible production lines are designed for low-cost, high-volume operations. Advanced technological capability allowed EMG to provide its customers with custom-designed products, and the Group produced approximately 24 million motors in 2004.

Floor Care and Specialty Motor Markets and Products
      Approximately 51% of EMG sales are to floor care and specialty motor markets, where it has the leading share, through its sales of air-moving electric motors to most of the world’s major floor care OEMs, including vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor care products, ranging from hand-held, canister, and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.
      The Company also manufactures a variety of specialty motors used in a wide range of products, such as household and personal care appliances; fitness equipment; electric materials handling vehicles; and sewing machines. Additionally, its products are used in outdoor power equipment, such as electric chain saws, leaf blowers, string trimmers and power washers.
      EMG has been successful in directing a portion of its global floor care marketing at vertically integrated vacuum cleaner manufacturers, who seek to outsource all or part of their motor production. By purchasing their motors from EMG, these customers are able to realize economic and operational advantages by reducing or discontinuing their own motor production and avoiding the capital investment required to keep their motor manufacturing current with changing technologies and market demands.
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

Technical Motor Markets and Products
      Technical motors, representing 29% of EMG’s 2004 sales, are used in aerospace, business machines and computer equipment, military and mass transit vehicles, and medical equipment applications. They produce electronically commutated (brushless) motors, blowers and pumps that offer long life, reliability and near maintenance-free operation. They are used increasingly in medical and other applications, in which their long life and spark-free and reliable operation are key. They also can be found in gasoline vapor recovery systems, and provide cooling and ventilation for electronic devices, military and mass transit vehicles and a wide range of aircraft. In the emerging fuel cell market, AMETEK is working closely with many of the leading developers of fuel cell technology, with blowers and pumps specifically developed for these applications. The acquisition of Airtechnology in January 2003 significantly expanded AMETEK’s presence in high-end technical motors and strengthened EMG’s relationship with large European-based aerospace and defense companies.
      On July 16, 2004, the Company acquired substantially all of the assets of Hughes-Treitler Mfg. Corp. Hughes-Treitler is a supplier of heat exchangers and thermal management subsystems for the aerospace and defense markets.

Specialty Metals Markets and Products
      AMETEK is an innovator and market leader in specialized metal powder, strip, wire, and bonded products. It produces stainless steel and nickel clad alloys; stainless steel, cobalt, and nickel alloy powders; metal strip; specialty shaped and electronic wire; and advanced metal matrix composites used in electronic thermal management. Its products are used in automotive, appliance, telecommunications, marine and general industrial applications. Its niche market focus is based upon proprietary manufacturing technology and strong customer relationships.

Power and Switch Markets and Products
      EMG’s Prestolite switch and industrial battery charger businesses expand AMETEK’s electromechanical product offerings. The switch business produces solenoids and other electromechanical devices for the motive and stationary power markets. The battery charger business manufactures high-quality industrial battery chargers for use in the materials handling market. Both the switch and battery charger businesses have strong market positions and enjoy a reputation for high quality and service.

Customers
      EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 11% of EMG’s sales for 2004 were made to its five largest customers, and no one customer accounted for more than 10% of 2004 consolidated sales.
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
      EMG has limited domestic competition in the U.S. floor care market from independent manufacturers. Competition is increasing from Asian motor manufacturers that serve both the U.S. and the European floor care markets. Increasingly, global vacuum motor production is being shifted to Asia where AMETEK has a weaker market position. In Europe, competition is limited to a single major competitor and several smaller competitors. There is potential competition from vertically integrated manufacturers of floor care products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production. EMG’s differentiated businesses have competition from a limited number of companies in each of their markets. Competition is generally based on product innovation, performance and price. EMG’s specialty metal products business has several specialized product lines that have few competitors. The primary competition is from alternative materials and processes.
Backlog and Seasonal Variations of Business
      The Company’s approximate backlog of unfilled orders by business segment at the dates specified below was as follows:

	December 31,

	2004	2003	2002

	(In millions)
Electronic Instruments	$155.9	$139.3	$134.1
Electromechanical	185.0	146.9	106.8

Total	$340.9	$286.2	$240.9

      The higher backlog at December 31, 2004 was primarily due to the two businesses acquired in 2004, as well as increased order rates, primarily from the Company’s differentiated businesses.
      Of the total backlog of unfilled orders at December 31, 2004, approximately 94% is expected to be shipped by December 31, 2005. The Company believes that neither its business as a whole, nor either of its operating segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.
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
Research, Product Development and Engineering
      The Company is committed to research, product development, and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development, and engineering costs before customer reimbursement were $66.0 million, $56.1 million and $46.8 million, in 2004, 2003 and 2002, respectively. Customer reimbursements in 2004, 2003 and 2002 were $6.2 million, $6.2 million and $8.0 million, respectively. These amounts included net Company-funded research and development expenses of $25.5 million, $21.4 million and $23.7 million, respectively. Such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

Environmental Compliance
      Information with respect to environmental matters is set forth on pages 25 and 26 of this report in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters”.
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
Employees
      At December 31, 2004, the Company employed approximately 8,300 people in its EMG, EIG and corporate operations, of whom approximately 2,800 employees were covered by collective bargaining agreements.
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
      The Company has 54 operating plant facilities in 17 states and 11 foreign countries. Of these facilities, 38 are owned by the Company and 16 are leased. The properties owned by the Company consist of approximately 576 acres, of which approximately 4.2 million square feet are under roof. Under lease is a total of approximately 897,000 square feet. The leases expire over a range of years from 2005 to 2031, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan, China, Japan and South Korea provide the Company with additional production capacity through the Company’s investment in 50% or less owned joint ventures. The Company’s executive offices in Paoli, PA, occupy approximately 34,000 square feet under a lease that will expire in 2007.
      The Company’s machinery, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

	Number of
	Operating Plant
	Facilities		Square Feet Under Roof

	Owned	Leased	Owned	Leased

Electronic Instruments	23	9	2,401,000	593,000
Electromechanical	15	7	1,844,000	304,000

Total	38	16	4,245,000	897,000

Item 3.	Legal Proceedings
      The Company and/or its subsidiaries have been named as defendants, along with many other companies, in a number of asbestos-related lawsuits. To date, no judgments have been made against the Company. The

Company believes it has strong defenses to the claims, and intends to continue to defend itself vigorously in these matters. Other companies are also indemnifying the Company against certain of these claims.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The principal market on which the Company’s common stock is traded is the New York Stock Exchange. The Company’s common stock is also listed on the Pacific Exchange, Inc. On February 28, 2005, there were approximately 2,180 holders of record of the Company’s common stock.
      Market price and dividend information with respect to the Company’s common stock is set forth on page 60 in the section of the Notes to the Consolidated Financial Statements entitled “Quarterly Financial Data (Unaudited).” Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.
      On March 12, 2003, the Company’s Board of Directors authorized a new $50 million share repurchase program, adding to the $2.4 million remaining balance from the earlier program. During 2004 no shares were repurchased. As of December 31, 2004, $52.4 million was available for future share repurchases.

Item 6.	Selected Financial Data

	2004	2003	2002	2001	2000

	(Dollars and shares in millions, except per share amounts)
Consolidated Operating Results (Years Ended December 31)
Net sales	$1,232.3	$1,091.6	$1,040.5	$1,019.3	$1,024.7
Operating income(1)(2)	$196.2	$156.8	$148.7	$109.6	$135.9
Interest expense	$(28.3)	$(26.0)	$(25.2)	$(27.9)	$(29.2)
Net income(1)(2)	$112.7	$87.8	$83.7	$66.1	$68.5
Earnings per share:(1)(2)
Basic	$1.66	$1.32	$1.27	$1.01	$1.07
Diluted	$1.63	$1.30	$1.24	$0.99	$1.05
Dividends declared and paid per share	$0.24	$0.12	$0.12	$0.12	$0.12
Weighted average common shares outstanding:
Basic	67.8	66.3	65.8	65.7	64.3
Diluted	69.3	67.6	67.3	66.9	65.1
Performance Measures and Other Data
Operating income — Return on sales	15.9%	14.4%	14.3%	10.7%	13.3%
— Return on average total assets	14.9%	14.0%	14.4%	11.6%	16.7%
Net income — Return on average total capital	10.9%	10.0%	10.4%	8.9%	11.5%
— Return on average stockholders’ equity	19.0%	18.5%	22.2%	21.5%	27.6%
EBITDA(3)	$233.4	$191.1	$180.4	$157.8	$177.6
Ratio of EBITDA to interest expense(3)	8.2x	7.4x	7.2x	5.7x	6.1x
Depreciation and amortization	$39.9	$35.5	$33.0	$46.5	$43.3
Capital expenditures	$21.0	$21.3	$17.4	$29.4	$29.6
Cash provided by operating activities(4)	$161.3	$154.9	$103.7	$101.1	$78.7
Free cash flow(4)	$140.3	$133.6	$86.3	$71.7	$49.1
Ratio of earnings to fixed charges	6.2x	5.5x	5.3x	3.7x	4.3x
Consolidated Financial Position (at December 31)
Current assets	$461.9	$378.6	$350.6	$379.3	$303.1
Current liabilities	$272.8	$289.2	$261.4	$336.2	$297.7
Property, plant, and equipment	$207.5	$213.6	$204.3	$214.5	$214.0
Total assets	$1,420.4	$1,217.1	$1,030.0	$1,039.5	$859.0
Long-term debt	$400.2	$317.7	$279.6	$303.4	$233.6
Total debt(5)	$450.1	$424.4	$390.1	$470.8	$361.2
Stockholders’ equity	$659.6	$529.1	$420.2	$335.1	$280.8
Stockholders’ equity per share	$9.60	$7.90	$6.35	$5.11	$4.33
Total debt as a percentage of capitalization(5)	40.6%	44.5%	48.1%	58.4%	56.3%
See notes to Selected Financial Data on page 14.

Notes to Selected Financial Data

(1)	Amounts in 2001 included unusual pretax charges totaling $23.3 million, $15.3 million after tax ($0.23 per diluted share). The charges were for employee reductions, facility closures and asset writedowns. The year 2001 also included a tax benefit and related interest income of $10.5 million after tax ($0.16 per diluted share) resulting from the closure of a number of tax years.

(2)	Amounts in 2001 and 2000 include the amortization of goodwill. Beginning in 2002, the Company accounted for goodwill under Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”, which no longer permits the amortization of goodwill and indefinite-lived intangible assets. Had the Company not amortized goodwill, net income and diluted earnings per share would have been higher by $10.2 million ($0.15 per diluted share) and $9.2 million ($0.14 per diluted share) in 2001 and 2000, respectively.

(3)	EBITDA represents income before income taxes, interest, depreciation and amortization. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The table below presents the reconciliation of net income reported in accordance with U.S. GAAP to EBITDA.

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(In millions)
Net income	$112.7	$87.8	$83.7	$66.1	$68.5

Add (deduct):
Interest expense	28.3	26.0	25.2	27.9	29.2
Interest income	(0.6)	(0.5)	(0.7)	(1.0)	(1.0)
Income taxes	53.1	42.3	39.2	18.3	37.6
Depreciation	36.8	34.2	32.5	33.2	32.1
Amortization	3.1	1.3	0.5	13.3	11.2

Total adjustments	120.7	103.3	96.7	91.7	109.1

EBITDA	$233.4	$191.1	$180.4	$157.8	$177.6

(4)	Free cash flow represents cash flow from operating activities, before the effects of an accounts receivable securitization program, less capital expenditures. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 3 above). The table below presents the reconciliation of operating cash flow from operating activities reported in accordance with U.S. GAAP to free cash flow.

	For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(In millions)
Cash provided by operating activities	$161.3	$154.9	$103.7	$56.1	$79.7
Add(deduct): Receivable securitization transactions	—	—	—	45.0	(1.0)

Total cash from operating activities (before receivable securitization transactions)	161.3	154.9	103.7	101.1	78.7
Deduct: Capital expenditures	(21.0)	(21.3)	(17.4)	(29.4)	(29.6)

Free cash flow	$140.3	$133.6	$86.3	$71.7	$49.1

(5)	At December 31, 2004, 2003, 2002 and 2001, debt includes borrowings under the accounts receivable securitization program, referred to in note 4 above. At December 31, 2000, such amount was excluded from the balance sheet. Had this amount been included in the balance sheet, total debt and total debt as a percentage of capitalization would have been $406.2 million and 59.1%, respectively, at December 31, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      This report includes forward-looking statements based on the Company’s current assumptions, expectations and projections about future events. When used in this report, the words “believes,” anticipates,” “may,” “expect,” “intend,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. In this report, we disclose important factors that could cause actual results to differ materially from management’s expectations. For more information on these and other factors, see “Forward-Looking Information” on pages 26 and 27.
      The following discussion and analysis of the Company’s results of operations and financial condition (“MD&A”) should be read in conjunction with “Item 6. Selected Financial Data” and the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-K.
Business Overview
      As a multinational business, AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversity, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2004, the Company continued to experience improved market conditions in most of its businesses. The improving economy, strong internal growth and acquisitions combined with successful operational excellence initiatives enabled the Company to post another year of record sales, operating income, net income, and diluted earnings per share in 2004. In addition to achieving its financial objectives, the Company also continued to make progress on its strategic initiatives under AMETEK’s four growth strategies: Operational Excellence, Strategic Acquisitions and Alliances, Global and Market Expansion and New Products. Highlights of 2004 were:

•	In January 2004, the Company’s Board of Directors approved a two-for-one split of its common stock, effective February 27, 2004. The stock split has broadened the stock’s marketability and improved its trading liquidity. All share and per share information in this report reflects the two-for-one stock split.

•	As a result of increases in sales, profitability and cash flows over the last several years, the Company’s Board of Directors approved a 100% increase in its quarterly dividend payable to shareholders effective with the first quarter 2004 dividend.

•	Starting in 2004, the Company adopted a change in its long-term incentive compensation program. The value of awards under its long-term incentive compensation for officers and other senior managers is now composed of approximately 50% restricted stock and 50% stock options, rather than primarily stock options as it had been previously.

•	In February 2004, the Company extended the expiration date of its $300 million Revolving Credit Facility from September 2006 to February 2009. Extension of the term of the Credit Facility provides the Company with increased flexibility to support the Company’s growth plans, including its acquisition strategy. Also in 2004, the Company borrowed 40 million British pounds ($76.7 million) under a twelve-year term loan to finance the acquisition of Taylor Hobson in June 2004.

•	Sales were $1.2 billion, an increase of 12.9% from 2003 on solid internal growth in each of the Company’s business segments, the Electronic Instruments Group (EIG) and the Electromechancial Group (EMG), and contributions from the two acquisitions completed during the year:

•	In June 2004, the Company acquired Taylor Hobson Holdings Limited (Taylor Hobson), significantly expanding its measurement capabilities into ultraprecise applications.

•	In July 2004, the Company acquired the assets of Hughes-Treitler Mfg. Corp. (Hughes-Treitler), increasing its thermal management product offering to the military and commercial aerospace markets.

•	As the Company grows globally, it continues to achieve an increasing level of international sales. With this increase in international sales comes more exposure to foreign currency fluctuation. In 2004, foreign currency translation had a positive impact on sales, primarily as a result of the continued strength of the British pound and the euro in relation to the U.S. dollar. Foreign currency translation had an insignificant impact on earnings in 2004. International sales, including U.S. export sales, represented 43.5% of consolidated sales in 2004, compared with 39.9% of sales in 2003.

•	Improved product mix and its low cost strategy, along with the ongoing transition of a portion of the Company’s motor and instrument production to low-cost manufacturing facilities in Mexico, China and the Czech Republic, continue to benefit the Company. These operational excellence initiatives, among others, contributed to an improvement in total segment operating margins, which improved to 17.9% of sales in 2004, from 16.4% of sales in 2003.

•	Higher earnings resulted in cash flow from operating activities that totaled $161.3 million, a 4.1% increase from 2003. The improved operating cash flow enhanced the Company’s ability to make acquisitions with a minimal impact on debt levels. At year-end 2004, the debt-to-capital ratio was 40.6%, an improvement from 44.5% at the end of 2003.

•	The Company continued its emphasis on investment in research, development and engineering, spending $66.0 million in 2004 before customer reimbursement of $6.2 million, an increase of 17.6% over 2003. 2004 sales from products introduced in the last three years increased 50.8% over 2003 to $174.6 million.

Results of Operations
      The following table sets forth net sales and income of the Company by business segment and on a consolidated basis for the years ended December 31, 2004, 2003, and 2002:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net Sales:
Electronic Instruments	$667,418	$561,879	$539,448
Electromechanical	564,900	529,743	501,094

Total net sales	$1,232,318	$1,091,622	$1,040,542

Income:
Segment operating income(1):
Electronic Instruments	$126,372	$94,976	$87,485
Electromechanical	94,250	84,151	80,225

Total segment operating income	220,622	179,127	167,710
Corporate administrative and other expenses	(24,388)	(22,366)	(19,023)

Consolidated operating income	196,234	156,761	148,687
Interest and other expenses, net	(30,455)	(26,674)	(25,789)

Consolidated income before income taxes	$165,779	$130,087	$122,898

(1)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Year Ended December 31, 2004, Compared with Year Ended December 31, 2003
     Results of Operations
      In 2004, the Company posted record sales, operating income, net income, and diluted earnings per share. The Company achieved these results from an improving economy, internal growth in both its Electronics Instruments (EIG) and Electromechanical (EMG) groups, acquisitions and cost reduction programs. The Company experienced improved market conditions in most of its businesses in 2004. Sales and orders continued to benefit from the broad-based economic improvement impacting the Company’s short-cycle businesses as well as improvement in its long-cycle aerospace business. The Company’s cost-driven floor care and specialty motors businesses were mainly flat in 2004. The Company expects the economic rebound to continue benefiting both its short-cycle and long-cycle businesses in 2005.
      The Company reported sales for 2004 of $1,232.3 million, an increase of $140.7 million or 12.9% from sales of $1,091.6 million in 2003. Net sales for the Electronic Instruments Group (EIG) were $667.4 million in 2004, an increase of 18.8% from sales of $561.9 million in 2003. The 2004 sales increase for EIG was driven by the acquisitions of Taylor Hobson in June 2004 and Chandler Instruments in August 2003. Strength in the high-end analytical instruments business, the heavy-vehicle instruments business, and the aerospace and power businesses also contributed to the increase. Net sales for the Electromechanical Group (EMG) were $564.9 million in 2004, an increase of 6.6% from sales of $529.7 million in 2003 primarily driven by strength in its differentiated businesses and the acquisition of Hughes-Treitler in July 2004. The Group’s cost-driven floor care and specialty motors businesses were mainly flat in 2004. Strengthening foreign currencies also contributed $22.5 million to the overall sales increase, primarily from the British pound and the euro. The noted acquisitions increased 2004 sales by $53.6 million or 4.3%.
      Total international sales for 2004 increased to $536.5 million or 43.5% of consolidated sales, an increase of $100.8 million when compared with $435.7 million or 39.9% of sales in 2003. The increase in international sales primarily resulted from the acquisitions previously mentioned as well as increased international sales from base businesses. Export shipments from the United States, which are included in total international sales, were $232.0 million in 2004, an increase of 15.5% compared with $200.8 million in 2003.
      New orders for 2004 were $1,287.0 million, compared with $1,136.9 million for 2003, an increase of $150.1 million or 13.2%. The order backlog at December 31, 2004 was $340.9 million, compared with $286.2 million at December 31, 2003, an increase of $54.7 million or 19.1%. The increase in orders and backlog was due mainly to the two acquisitions completed in 2004 along with increased order levels primarily in the Company’s differentiated businesses.
      Segment operating income was $220.6 million for 2004, an increase of 23.2%, compared with segment operating income of $179.1 million for 2003. Segment operating margins in 2004 were 17.9% of sales, an increase from 16.4% of sales in 2003. The increase in segment operating income resulted from the profit contributions of the acquisitions, strength in the differentiated businesses of each Group, slightly higher profits by the cost-driven floor care and specialty motors businesses, and the benefits from the Company’s ongoing cost reduction programs. Segment operating income for 2004 also includes a $5.3 million pre-tax gain from the settlement of a flood insurance claim involving a manufacturing plant, and lower pension expense. The lower pension expense was substantially offset by higher employee-related expenses. The cost reduction initiatives are part of the Company’s successful operational excellence strategy and include the continued migration of production to low-cost locales in Mexico, China and the Czech Republic and the aggressive lowering of the Company’s overall cost structure.
      Selling, general, and administrative (SG&A) expenses were $135.5 million in 2004, compared with $115.2 million in 2003, an increase of $20.3 million or 17.6%. As a percentage of sales, SG&A expenses were 11.0% in 2004, compared with 10.6% in 2003. Selling expenses, as a percentage of sales, increased to 9.1% in 2004, compared to 8.5% in 2003. The selling expense increase, and the corresponding increase as a percentage of sales, was due primarily to the acquired businesses. The acquisitions added 1.2% to selling expense in 2004 as a percentage of sales. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have higher selling expenses. Selling expense as a percentage of sales by base businesses was lower when compared with the prior year, and reflects the Company’s focus on cost reduction initiatives as a part of its operational excellence strategy.
      Corporate administrative expenses were $24.4 million in 2004, an increase of $2.0 million or 9.0%, when compared with 2003. As a percentage of sales, corporate administrative expenses were 2.0% in 2004, which is unchanged from 2003. The increase in 2004 corporate expenses was primarily the result of higher legal, professional and consulting fees as well as higher overall compensation expenses. The higher professional and consulting fees are primarily the result of the Company’s Sarbanes-Oxley compliance initiatives associated with reporting on the Company’s internal controls for 2004. Corporate administrative expenses in 2003 included a $2.1 million one-time, noncash expense, from the accelerated cost recognition due to the vesting of a restricted stock grant.
      After deducting corporate administrative expenses, consolidated operating income was $196.2 million, an increase of $39.4 million or 25.2% when compared with $156.8 million in 2003. This represents an operating margin of 15.9% of sales for 2004 compared with 14.4% of sales in 2003.
      Interest expense was $28.3 million in 2004, an increase of 8.9% compared with $26.0 million in 2003. The increase was due to higher average interest rates on British pound borrowings incurred in connection with acquisitions in the United Kingdom in 2004 and 2003. Other expenses increased $1.5 million to $2.1 million in 2004 as a result of increases in non-operating expenses, including bank fees and expenses associated with acquisitions not consummated.
      The effective tax rate for 2004 was 32.0% compared with 32.5% in 2003. The tax rate in 2004 reflects higher tax benefits in connection with U.S. export sales. The 2003 tax rate reflects the nondeductibility of the noncash expense from the acceleration of restricted stock expense, mentioned earlier. While the Company is still evaluating the potential future effects of the American Jobs Creation Act of 2004, it expects any impact to be insignificant.
      Net income for 2004 was $112.7 million, an increase of $24.9 million, or 28.4%, from $87.8 million in 2003. Diluted earnings per share rose 25.4% to $1.63 per share, an increase of $0.33, when compared with $1.30 per diluted share in 2003.
     Operating Segment Results
      Electronic Instruments Group (EIG) sales were $667.4 million in 2004, an increase of 18.8% from 2003 sales of $561.9 million. The sales increase was primarily from the 2004 Taylor Hobson acquisition and the 2003 Chandler Instruments acquisition, internal sales growth from strength in the Group’s high-end analytical instrumentation, heavy-vehicle, and aerospace businesses as well as a favorable foreign currency translation impact of $7.4 million. The acquisitions increased 2004 group sales by $62.5 million or 9.4%.
      EIG’s operating income for 2004 increased to $126.4 million from $95.0 million in 2003, an increase of $31.4 million, or 33.1%. The increase was primarily driven by the recent acquisitions, and the contributions from internal growth previously mentioned, as well as the benefits from ongoing cost reduction initiatives. As part of these cost reduction initiatives, in the third quarter of 2004, the Group incurred $2.4 million of charges related to a product line relocation and the settlement of two union contracts. Additionally, the Group experienced higher employee compensation and workers’ compensation insurance expense in 2004. Operating income for EIG for 2004 also included a $5.3 million pre-tax gain from the insurance settlement of a previously disclosed flood claim at one of the Group’s manufacturing plants. The flood gain results from the finalization of the Company’s claim for damage to the building, its contents, and the operating assets affected by the flood as well as settlement of business interruption and other expenses. As a result of the flood, the Company has ceased operations at this site. Operating margins of EIG improved to 18.9% of sales for 2004 compared with operating margins of 16.9% of sales in 2003.
      Electromechanical Group (EMG) sales for 2004 were $564.9 million, an increase of $35.2 million or 6.6%, compared with sales of $529.7 million in 2003. The sales increase was a result of the Hughes-Treitler acquisition and $15.1 million of favorable foreign currency translation effects as well as strength in the Group’s differentiated businesses. The Group’s cost-driven floor care and specialty motors businesses were mainly flat in 2004. However, toward the end of 2004, the Company began to see some stabilization in these markets. The Hughes-Treitler acquisition increased 2004 group sales by $14.9 million or 2.6%.
      EMG’s operating income for 2004 increased to $94.3 million from $84.2 million in 2003, an increase of $10.1 million or 12.0%. The higher profit was the result of the Hughes-Treitler acquisition, strength in the Group’s differentiated businesses, slightly higher profits by the floor care and specialty motors businesses, and the benefits of ongoing cost reduction programs. In the fourth quarter of 2004, the group incurred $2.5 million of expense related to severance and the acceleration of depreciation expense associated with the planned movement of production to low-cost manufacturing locales. Additionally, the Group experienced higher employee compensation and workers’ compensation insurance expense in 2004. The Group’s operating margins for 2004 improved to 16.7% of sales compared with operating margins of 15.9% of sales in 2003.
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
      The Company reported sales in 2003 of $1,091.6 million, an increase of $51.1 million or 4.9% from sales of $1,040.5 million in 2002. Strengthening foreign currencies contributed $23.9 million to the sales increase. The economic slowdown that affected the manufacturing sector impacted many of the Company’s businesses. Net sales for the Electronic Instruments Group (EIG) were $561.9 million in 2003, an increase of 4.2% from sales of $539.4 million in 2002. The 2003 sales increase for EIG was due mainly to the first quarter 2003 acquisition of Solidstate Controls, Inc. (SCI) and the third quarter 2003 acquisition of Chandler Instruments Company, LLC (Chandler), as well as strength in the high-end analytical instruments business, partially offset by continued weakness in the aerospace and power businesses. Net sales for the Electromechanical Group (EMG) were $529.7 million in 2003, an increase of 5.7% from sales of $501.1 million in 2002 primarily driven by the first quarter 2003 acquisition of Airtechnology Holdings Limited (Airtechnology). The EMG sales increase was partially offset by a decline in sales within the Group’s floor care and specialty motors businesses.
      Total international sales were $435.7 million in 2003 and represented 39.9% of consolidated net sales, compared with $353.4 million or 34.0% of sales in 2002. International sales increased 23.3% in 2003, primarily due to the 2003 acquisitions. Export shipments from the United States in 2003 were $200.8 million, an increase of 4.6% compared with $192.0 million in 2002.
      New orders in 2003 were $1,136.9 million, compared with $1,004.8 million in 2002, an increase of $132.1 million or 13.1%. The order backlog at December 31, 2003 was $286.2 million, compared with $240.9 million at December 31, 2002, an increase of $45.3 million or 18.8%. The increase in orders and backlog was due mainly to the three acquisitions completed in 2003. The Company experienced order declines in its floor care and specialty motors businesses.
      Segment operating income was $179.1 million in 2003, an increase of 6.8%, compared with segment operating income of $167.7 million in 2002. Segment operating margins in 2003 were 16.4% of sales, an increase from 16.1% of sales in 2002. The increase in segment operating income resulted from the profit contributions generated by the 2003 acquisitions, as well as the Company’s successful operational excellence strategy. This strategy includes the continued migration of production to low-cost locales in Mexico, China and the Czech Republic and the aggressive lowering of the Company’s overall cost structure. Partially offsetting the increase in segment operating income was the impact of lower sales by the Company’s aerospace, power instruments, floor care and specialty motors businesses. An $11.4 million increase in pension costs, general business insurance and employee benefit costs, net of benefits from certain insurance programs in 2003, also lowered segment operating income.
      Selling, general, and administrative (SG&A) expenses were $115.2 million in 2003, compared with $104.8 million in 2002, an increase of $10.4 million or 9.9%. As a percentage of net sales, SG&A expenses were 10.6% in 2003, compared to 10.1% in 2002. The selling expense component, as a percentage of sales, increased to 8.5% in 2003, compared to 8.3% in 2002. Lower selling expenses of the Company’s base businesses were more than offset by selling expense of the businesses acquired in 2003. The businesses acquired in 2003 were differentiated businesses, which because of their technology and higher marketing costs incur a higher percentage of selling expenses than the Company’s base businesses. The decrease in selling expense by base businesses reflects the Company’s continual focus on cost reduction initiatives as a part of its operational excellence strategy.
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
      Consolidated operating income totaled $156.8 million or 14.4% of sales in 2003, compared to $148.7 million, or 14.3% of sales in 2002, an increase of $8.1 million or 5.4%.
      Interest expense was $26.0 million in 2003, an increase of 3.3% compared with $25.2 million in 2002. The increase was due to higher average debt levels to fund the 2003 acquisitions, partially offset by lower interest rates.
      The effective tax rate in 2003 was 32.5% compared with 31.9% in 2002. The higher tax rate in 2003 was primarily due to the nondeductibility of the expense recognized in connection with the vesting of the restricted stock grant mentioned above.
      Net income in 2003 was $87.8 million, an increase of 4.9% from $83.7 million in 2002. Diluted earnings per share on a post-stock split basis was $1.30, an increase of $0.06, when compared with $1.24 per diluted share in 2002.

Operating Segment Results
      Electronic Instruments Group (EIG) sales were $561.9 million in 2003, an increase of 4.2% from 2002 sales of $539.4 million. The sales increase was primarily from the 2003 Solidstate Controls, Inc. (SCI) and Chandler acquisitions, as well as strength in the Group’s high-end analytical businesses. A favorable foreign currency translation impact of $6.8 million also benefited the sales of this Group. Conditions remained weak in many of EIG’s markets, especially in the aerospace and power instruments markets. EIG’s base business sales were 4.7% lower, including the favorable foreign currency impacts, when compared with 2002.
      EIG’s operating income in 2003 increased to $95.0 million from $87.5 million in 2002, an increase of $7.5 million, or 8.6%. The increase was primarily driven by the SCI and Chandler acquisitions, partially offset by a net increase of $8.1 million in pension costs and insurance expenses, as well as lower aerospace and power instruments operating income due to their lower sales. The Group’s operating margins in 2003 improved to 16.9% compared with margins of 16.2% in 2002. The higher margins in 2003 were due to the acquired businesses and the favorable effects of cost reduction initiatives.
      In September 2003, the Group’s Haveg business unit experienced a flood at its manufacturing facility in Wilmington, Delaware. This event did not have a significant impact on the Company’s results of operations in 2003.
      Electromechanical Group (EMG) sales in 2003 were $529.7 million, an increase of $28.6 million or 5.7%, compared with sales of $501.1 million in 2002. The sales increase was a result of the Airtechnology acquisition and $17.1 million of favorable foreign currency translation effects, partially offset by a decline in the floor care and specialty motors businesses. EMG’s sales by base businesses were 3.5% lower, including the favorable foreign currency impacts, when compared with 2002.
      EMG’s operating income in 2003 increased to $84.2 million from $80.2 million in 2002, an increase of $4.0 million or 4.9%. The increase was a result of the Airtechnology acquisition, partially offset by lower sales by the Group’s base businesses and higher benefit costs. The Group’s operating margins in 2003 were unchanged at 15.9%.

Liquidity and Capital Resources
      Cash provided by operating activities totaled $161.3 million for 2004, compared with $154.9 million in 2003, an increase of $6.4 million, or 4.1%. The increase in operating cash flow was primarily the result of higher earnings, partially offset by higher overall operating working capital requirements mainly driven by the growth of the Company’s business to meet the increased sales levels. In 2004, the Company received $10.1 million in gross operating cash proceeds, directly related to a previously mentioned flood loss. The insurance proceeds were from the settlement of the flood insurance claim involving one of the Company’s manufacturing facilities. Also in 2004, the Company made contributions to its defined benefit pension plans which totaled $6.1 million. The strong operating cash flow during 2004 allowed the Company to make two acquisitions in 2004 (see further discussion below) with limited borrowings under the Company’s debt agreements. Free cash flow (operating cash flow less capital spending) was $140.3 million in 2004, compared with $133.6 million in 2003, an increase of 5.0%. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $233.4 million in 2004, compared with $191.1 million in 2003, a 22.1% improvement. Free cash flow and EBITDA are presented because the Company is aware that they are measures that are used by third parties in evaluating the Company. (See table on page 14 for a reconciliation of comparable GAAP measures to non-GAAP measures).
      Cash used for investing activities was $154.5 million for 2004, compared with $181.0 million for 2003. The Company’s acquisitions of Taylor Hobson in June 2004 and Hughes-Treitler in July 2004 used $143.5 million of cash. In 2003, the Company acquired Airtechnology Holdings Limited, Solidstate Controls, Inc. and Chandler Instruments for $163.9 million in cash. Additions to property, plant and equipment totaled $21.0 million in 2004, compared with $21.3 million in 2003. Gross proceeds from the flood insurance claim discussed above related to property, plant and equipment totaled $9.6 million in 2004.
      Cash provided by financing activities totaled $15.5 million in 2004, compared with cash provided of $26.9 million in 2003. The net increase in 2004 came from net borrowings of $15.5 million, compared with net borrowings of $24.0 million in 2003. Long-term borrowings had a net increase of $71.1 million and includes a 40 million British pound ($76.7 million) twelve-year term loan to finance the acquisition of Taylor Hobson. The British pound loan provides a natural hedge of the Company’s investment in Taylor Hobson, which is based in the United Kingdom. The Company had available borrowing capacity of $271.5 million under its $300 million revolving bank credit facility, and $37.0 million under its $75.0 million accounts receivable securitization agreement at December 31, 2004. The revolving bank credit facility was amended on February 25, 2004 to extend its expiration date from September 2006 to February 2009. Extension of the credit facility provides the Company with increased flexibility to support its growth plans.
      At December 31, 2004, total debt outstanding was $450.1 million compared with $424.4 million at December 31, 2003. The debt-to-capital ratio improved to 40.6%, from 44.5% at December 31, 2003. The Company’s debt agreements contain various covenants including limitations on indebtedness, dividend payments and maintenance of certain financial ratios. At December 31, 2004 and 2003, the Company was well within the allowable limits of the financial ratios.
      In January 2004, the Company’s Board of Directors approved a 100% increase in its quarterly cash dividend effective with the March 2004 dividend payment. Cash dividends paid in 2004 were $16.3 million, compared to $8.1 million in 2003.
      There were no repurchases of the Company’s common stock in 2004. In 2003, the Company purchased 380,000 shares of its common stock for $5.8 million. As of December 31, 2004, $52.4 million was available, under the current Board authorization for future share repurchases.

      The following table summarizes AMETEK’s contractual cash obligations at December 31, 2004 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years.

	Payments Due

		Less	One to	Four to	After
		Than	Three	Five	Five
	Total	One Year	Years	Years	Years

	(In million)
Debt:
5.96%, 5.99% and 7.2% Senior Notes(a) (principal and interest)	$397.7	$—	$—	$225.0	$172.7
Other indebtedness(b)	52.4	49.9	0.6	0.6	1.3

Total debt	450.1	49.9	0.6	225.6	174.0
Noncancelable operating leases	53.7	9.0	12.7	7.8	24.2
Purchase obligations(c)	75.5	71.6	3.8	0.1	—
Employee severance and other	11.8	9.5	2.3	—	—

Total	$591.1	$140.0	$19.4	$233.5	$198.2

(a)	The 5.96% Senior Note is a seven-year 50 million British pound loan, which is subject to foreign currency fluctuation. The loan was obtained in conjunction with the Company’s investment in Airtechnology, a United Kingdom-based business, which was acquired in January 2003. The 5.99% Senior Note is a twelve-year 40 million British pound loan, which is subject to foreign currency fluctuation. The loan was obtained in conjunction with the Company’s purchase of Taylor Hobson, a United Kingdom-based business, which was acquired in June 2004.

(b)	Amount includes $38.0 million under the accounts receivable securitization program, which is classified as short-term borrowings at December 31, 2004.

(c)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.
     Other Commitments
      The Company has standby letters of credit and surety bonds of approximately $33.5 million related to performance and payment guarantees. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.
      Although it has not done so in recent years, the Company may, from time to time, redeem, tender for, or repurchase its long-term debt in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.
      As a result of all of the Company’s cash flow activities in 2004, cash and cash equivalents increased to $37.6 million at December 31, 2004, compared with $14.3 million at December 31, 2003. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, and available financing alternatives to enable it to meet its operating needs and contractual commitments.
Transactions with Related Parties
      A member of the Company’s Board of Directors is also a member of the law firm of Stroock & Stroock & Lavan LLP, with which the Company has a business relationship. In 2004, Stroock & Stroock & Lavan LLP billed fees to the Company in the aggregate for services rendered of $538,000.
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

•	Revenue Recognition. The Company recognizes revenues in accordance with invoice terms, generally when products are shipped and services are rendered. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience. At December 31, 2004, 2003 and 2002, the accrual for future warranty obligations was $7.3 million, $6.9 million and $6.4 million, respectively. The Company’s expense for warranty obligations approximated $5.0 million in each of the last three years. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns, allowances and warranty amounts are higher than past experience, additional warranty accruals may be required.

•	Inventories. The Company uses the last-in, first-out (LIFO) method of accounting for more than half of its inventories, whereby inventories reported on its balance sheet are conservatively valued. If the Company had used the first-in, first-out (FIFO) method of inventory valuation, which approximates current replacement cost, inventories would have been approximately $28.8 million and $26.8 million higher than the amount reported in the balance sheet at December 31, 2004 and 2003, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties, and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•	Goodwill. The Company accounts for goodwill under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is not amortized; rather, it is tested for impairment at least annually. As required by SFAS No. 142, the Company ceased amortization of all goodwill as of January 1, 2002.

SFAS No. 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record such impairment losses. The determination of the fair value of the Company’s reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. The Company’s acquisitions have generally included a large goodwill component and the Company expects to continue to make acquisitions. At December 31, 2004, goodwill totaled $601.0 million or 42.3% of the Company’s total assets. The Company performed its required annual impairment test in the fourth quarter of 2004 and determined that the Company’s goodwill was not impaired. There can be no assurance that goodwill impairment will not occur in the future.

•	Pensions
        U.S. Defined Benefit Plans

The Company has defined benefit and defined contribution pension plans. AMETEK accounts for its defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for

Pensions”, which requires that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the year-end valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate, the Company looks to rates of return on high-quality, fixed-income investments. The discount rate used in determining the 2004 pension cost was 6.25% for U.S. defined benefit pension plans. The discount rate used for determining the funded status of the plans at December 31, 2004, and determining the 2005 U.S. defined benefit pension plan cost is 5.75%. The Company used an expected long-term rate of return on plan assets for U.S. defined benefit pension plans for 2004 of 8.9%, and will use a rate of 8.5% for 2005. The rate of compensation increase used in determining the 2004 and 2005 pension expense for these plans was 3.5%. The unrecognized pension loss, which results from the net effect of changes in the assumed discount rate, the effect of differences between the expected return and the actual return on plan assets, and other changes in actuarial assumptions, has been deferred and is subject to amortization over the estimated service periods of the participants. The unrecognized pension loss totaled $67.2 million for U.S. defined benefit pension plans at December 31, 2004, compared with $62.2 million at December 31, 2003. Based on future actuarial assumptions, this deferred loss could possibly affect future pension costs.

        U.S. and Foreign Defined Benefit Plans

For the year ended December 31, 2004, the Company recognized consolidated pretax pension expense of $2.6 million from its U.S. and foreign defined benefit pension plans, which includes approximately $0.3 million in curtailment costs. This compares with pretax pension expense of $7.4 million recognized from these plans in 2003. The Company made cash contributions to certain of its defined benefit pension plans during 2004 which totaled $6.1 million, compared with $5.2 million in 2003. Based on the current economic outlook, the Company anticipates making cash contributions of approximately $6.0 million to its defined benefit pension plans in 2005.

•	Accounts Receivable. The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables at December 31, 2004 was $7.6 million, compared with $7.9 million at December 31, 2003.
New Accounting Standards
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

      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision to SFAS No. 123, “Accounting for Stock Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will require the Company to expense the fair value of grants made under its employee stock option plans. That cost will be recognized over the vesting period of the grants. SFAS No. 123(R) is effective at the beginning of the first interim period after June  15, 2005. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Upon adoption of SFAS No. 123(R), amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated statement of income. As more fully described in Note 1 to the financial statements, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25. The impact of adopting SFAS No. 123(R) cannot be completely predicted at this time because it will depend on, among other things, the level of share-based payments granted in the future. The Company is still assessing the effect of adopting SFAS No. 123(R) and the appropriate transition method. Also, the Company has not determined whether the adoption of SFAS No. 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS No, 123 (See Notes 1 and 9 to the consolidated financial statements).
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is still evaluating the effects of adopting SFAS No. 151.
Internal Reinvestment

Capital Expenditures
      Capital expenditures were $21.0 million for 2004, compared with $21.3 million for 2003. Approximately 55% of the expenditures in 2004 were for equipment to increase productivity and expand capacity. The Company’s 2005 capital expenditures are expected to increase when compared with 2004 levels, with a continuing emphasis on spending to improve productivity and expand low-cost manufacturing facilities. The Company expects 2005 capital expenditures to increase from the 2004 level with continued emphasis on increases in productivity and capacity expansion. For 2005 capital expenditures are expected to approximate a range of 2% to 2 1/2% of sales.

Product Development and Engineering
      Product development and engineering expenses are directed toward the development and improvement of new and existing products and processes. Such expenses before customer reimbursement were $66.0 million in 2004, an increase from $56.1 million in 2003, and $46.8 million in 2002. Customer reimbursements in 2004, 2003 and 2002 were $6.2 million, $6.2 million and $8.0 million, respectively. Included in the amounts above are net expenses for research and development of $25.5 million for 2004, $21.4 million for 2003, and $23.7 million for 2002.

Environmental Matters
      Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, the Company has been named a Potentially Responsible Party (PRP) regarding waste remediation at several non-AMETEK sites that are the subject of government-mandated cleanups. In addition to these non-AMETEK sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against the Company with respect to other environmental matters once the Company has determined that a loss is probable and estimable. Total environmental reserves at December 31,

2004 and 2003 were approximately $7.3 million and $6.4 million, respectively. In 2004, the Company spent approximately $1.0 million on such environmental matters, compared with approximately $1.1 million in 2003. The Company also has agreements with former owners of certain of its acquired businesses as well as new owners of previously owned businesses. Under certain of the agreements the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of the other parties carry insurance coverage for some environmental matters. To date, those parties have met their obligations in all material respects. The Company has no reason to believe that such third parties would fail to perform their obligations in the future. However, if the Company were required to record a liability with respect to all, or a portion of, such matters on its balance sheet, the effect on income and the amount of the liability would not be significant. In the opinion of management, based upon presently available information and past experience related to such matters, either adequate provision for probable costs has been made, or the ultimate cost resulting from these actions is not expected to materially affect the consolidated financial position, results of operations, or cash flows of the Company.
Market Risk
      The Company’s primary exposures to market risk are fluctuations in interest rates on its short-term and long-term debt, foreign currency exchange rates and commodity prices for certain raw material purchases.
      All of the Company’s long-term debt carries fixed rates and its short-term debt is variable-rate debt. These financial instruments are more fully described in the notes to the financial statements.
      The foreign currencies to which the Company has the most significant exchange rate exposure include the euro, the British pound, the Mexican peso and the Japanese yen. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the occasional use of derivative financial instruments, and use of local borrowings in the foreign country affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income, within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company.
      The primary commodities to which the Company has market exposure are raw material purchases of nickel, copper and steel. Exposure to price changes in these commodities is generally mitigated through adjustments in selling prices of the ultimate product, and purchase order pricing arrangements, although forward contracts are sometimes used to manage some of those exposures.
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
Forward-Looking Information
      Certain matters discussed in this Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company’s operations and business environment, and are subject to change based on various important factors. The Company wishes to take advantage of the “safe harbor” provisions of the PSLRA by cautioning readers that numerous important factors discussed below, among others, in some cases have caused, and in the future could cause, the Company’s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The following include some, but not all, of the factors or uncertainties that could cause actual results to differ from projections:

•	An economic slowdown, or unforeseen price reductions in the Company’s global market segments, could have adverse effects on profit margins.

•	The Company’s inability to continue achieving its cost reduction objectives, due in part to varying prices and availability of certain raw materials and semifinished materials and components. This would include the Company’s inability to obtain certain commodity raw materials, or its inability to recover commodity raw material price increases through higher selling prices.

•	Acts of war, terrorism, or natural disasters.

•	Underutilization of the Company’s existing factories, plants and machinery, or plant expansions or new plants, possibly resulting in production inefficiencies, and higher than anticipated or unanticipated start-up expenses and production delays at new plants.

•	The unanticipated expenses of divesting businesses, or of assimilating newly acquired businesses into the Company’s business structure, as well as the impact of unusual expenses from business strategies, asset valuations, acquisitions, divestitures and organizational structures. Acquisition and divestiture strategies may face legal and regulatory delays and other unforeseeable obstacles beyond the Company’s control.

•	The increased cost of, or inability to obtain, property and liability insurance due to uncertainty in worldwide insurance and reinsurance markets.

•	The potential write-off of substantial goodwill and other intangible assets, including indefinite-lived intangible assets.

•	Unpredictable delays or difficulties in the development of key new product programs, and the risk of not recovering major research and development expenses, and/or the risks of major technological shifts away from the Company’s technologies and core competencies.

•	A possible prolonged slowing of the growth rate in the U.S. and Europe for electric motor products, and aerospace, heavy-vehicle and process instrumentation.

•	Rapid or unforeseen escalation of the cost of regulatory compliance and/or litigation, including but not limited to, environmental compliance, asbestos-related litigation, product-related liability, assertions related to intellectual property rights and licenses, adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

•	The effects, in the United States and abroad, of changes in trade practices; monetary and fiscal policies; laws and regulations; other activities of governments, agencies and similar organizations, such as trade restrictions or prohibitions; social and economic conditions; unforeseen inflationary pressures and monetary fluctuation; import and other charges or taxes; the inability of the Company to obtain, or hedge, foreign currencies; and fluctuation in foreign currency exchange rates. This would include extreme currency fluctuations; protectionism and confiscation of assets; nationalizations; unstable governments and legal systems; and intergovernmental disputes.

•	Variation in the level of orders booked, which can be affected by general economic conditions, intensity of competition and continued marketplace acceptance of products.

•	Changes in accounting rules, income tax regulations or tax rates affecting the Company.

•	Increased corporate governance compliance costs.

      The Company believes that it has the product offerings, facilities, personnel and competitive and financial resources for continued business success. However, future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Information concerning market risk is set forth under the heading “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 26 herein.

Item 8.	Financial Statements and Supplementary Data:
Financial Statement Schedules (Item 15(2))
      Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

REPORT OF MANAGEMENT
Management’s Responsibility for Financial Statements
      Management has prepared and is responsible for the integrity of the consolidated financial statements and related information. The statements are prepared in conformity with U.S. generally accepted accounting principles consistently applied and include certain amounts based on management’s best estimates and judgments. Historical financial information elsewhere in this report is consistent with that in the financial statements.
      In meeting its responsibility for the reliability of the financial information, management maintains a system of internal accounting and disclosure controls, including an internal audit program. The system of controls provides for appropriate division of responsibility and the application of written policies and procedures. That system, which undergoes continual reevaluation, is designed to provide reasonable assurance that assets are safeguarded and records are adequate for the preparation of reliable financial data.
      Management is responsible for establishing and maintaining adequate controls over financial reporting. We maintain a system of internal controls, although there are inherent limitations in the effectiveness of any system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements.
      Management recognizes its responsibility for conducting the Company’s activities according to the highest standards of personal and corporate conduct. That responsibility is characterized and reflected in a code of business conduct for all employees, and in a financial code of ethics for the Chief Executive Officer and Senior Financial Officers, as well as in other key policy statements publicized throughout the Company.
      The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Proxy Statement of the Company for its 2005 Annual Meeting. Both the independent registered public accounting firm and internal auditors have direct access to the Audit Committee.
      The Company’s independent registered public accounting firm, Ernst & Young LLP, are engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and results of operations. That report is included on page 31.
Management’s Report on Internal Control over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.
      Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 30.
AMETEK, Inc.
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of AMETEK, Inc.
      We have audited management’s assessment, included in the accompanying Report of Management — Management’s Report on Internal Control over Financial Reporting, that AMETEK, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that AMETEK, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
To the Board of Directors and Shareholders of AMETEK, Inc.
      We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMETEK, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Philadelphia, Pennsylvania
March 4, 2005

AMETEK, Inc.
Consolidated Statement of Income

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
Net sales	$1,232,318	$1,091,622	$1,040,542

Operating expenses:
Cost of sales (excluding depreciation)	863,827	785,441	754,571
Selling, general and administrative	135,494	115,186	104,816
Depreciation	36,763	34,234	32,468

Total operating expenses	1,036,084	934,861	891,855

Operating income	196,234	156,761	148,687
Other expenses:
Interest expense	(28,343)	(26,017)	(25,181)
Other, net	(2,112)	(657)	(608)

Income before income taxes	165,779	130,087	122,898
Provision for income taxes	53,068	42,272	39,200

Net income	$112,711	$87,815	$83,698

Basic earnings per share	$1.66	$1.32	$1.27

Diluted earnings per share	$1.63	$1.30	$1.24

Weighted average common shares outstanding:
Basic shares	67,832	66,294	65,836

Diluted shares	69,254	67,620	67,254

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$37,582	$14,313
Marketable securities	11,393	8,573
Receivables, less allowance for possible losses	217,329	189,010
Inventories	168,523	143,359
Deferred income taxes	5,201	6,191
Other current assets	21,912	17,139

Total current assets	461,940	378,585
Property, plant and equipment, net	207,542	213,622
Goodwill, net of accumulated amortization	601,007	506,964
Other intangibles, investments and other assets	149,863	117,946

Total assets	$1,420,352	$1,217,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$49,943	$106,774
Accounts payable	109,036	96,582
Income taxes payable	11,635	11,936
Accrued liabilities	102,224	73,939

Total current liabilities	272,838	289,231
Long-term debt	400,177	317,674
Deferred income taxes	49,441	51,366
Other long-term liabilities	38,314	29,716
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 200,000,000 shares; issued: 2004 — 70,417,025 shares; 2003 — 69,088,592 shares	704	690
Capital in excess of par value	52,182	32,849
Retained earnings	640,856	544,422
Accumulated other comprehensive losses	(9,643)	(19,196)
Less: Cost of shares held in treasury: 2004 — 1,732,303 shares; 2003 — 2,106,082 shares	(24,517)	(29,635)

Total stockholders’ equity	659,582	529,130

Total liabilities and stockholders’ equity	$1,420,352	$1,217,117

See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity

	Years Ended December 31,

	2004		2003		2002

	Comprehensive	Stockholders’	Comprehensive	Stockholders’	Comprehensive	Stockholders’
	Income	Equity	Income	Equity	Income	Equity

	(In thousands)
Capital Stock
Preferred Stock, $.01 par value		$—		$—		$—

Common Stock, $.01 par value
Balance at the beginning of the year		690		678		668
Shares issued		14		12		10

Balance at the end of the year		704		690		678

Capital in Excess of Par Value
Balance at the beginning of the year		32,849		13,706		344
Employee stock option, restricted stock, savings and award plans, including tax benefits		19,333		19,143		13,362

Balance at the end of the year		52,182		32,849		13,706

Retained Earnings
Balance at the beginning of the year		544,422		464,731		388,929
Net income	$112,711	112,711	$87,815	87,815	$83,698	83,698

Cash dividends paid		(16,277)		(8,124)		(7,896)

Balance at the end of the year		640,856		544,422		464,731

Accumulated Other Comprehensive Income(1)
Foreign currency translation:
Balance at the beginning of the year		(12,927)		(22,429)		(32,891)
Translation adjustments	9,032		9,063		10,462
Net investment hedges	1,457		439		—

	10,489	10,489	9,502	9,502	10,462	10,462

Balance at the end of the year		(2,438)		(12,927)		(22,429)

Minimum pension liability adjustment:(1)
Balance at the beginning of the year		(7,670)		(12,280)		(4,680)
Adjustments during the year	(780)	(780)	4,610	4,610	(7,600)	(7,600)

Balance at the end of the year		(8,450)		(7,670)		(12,280)

Valuation adjustments for marketable securities and other:(1)
Balance at the beginning of the year		1,401		(10)		548
(Increase) decrease in marketable securities(2)	(156)	(156)	1,411	1,411	(558)	(558)

Balance at the end of the year		1,245		1,401		(10)

Total other comprehensive income for the year	9,553		15,523		2,304

Total comprehensive income for the year	$122,264		$103,338		$86,002

Accumulated other comprehensive loss at the end of the year		(9,643)		(19,196)		(34,719)

Treasury Stock
Balance at the beginning of the year		(29,635)		(24,215)		(17,865)
Employee stock option, restricted stock, savings and award plans		5,118		428		996
Purchase of treasury stock		—		(5,848)		(7,346)

Balance at the end of the year		(24,517)		(29,635)		(24,215)

Total Stockholders’ Equity		$659,582		$529,130		$420,181

(1)	Amounts presented are net of tax based on an average tax rate of 35%, except for foreign currency translation adjustments, which are presented on a pretax basis.

(2)	Includes reclassification adjustment for gains (losses) included in net income for 2004, 2003, and 2002 of $0.7 million, $0.1 million, and ($0.1) million, respectively, based on specific identification.
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash provided by (used for):
Operating activities:
Net income	$112,711	$87,815	$83,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,909	35,473	32,950
Deferred income taxes	7,518	12,286	10,954
Changes in assets and liabilities (net of acquisitions):
(Increase) decrease in receivables	(9,616)	11,739	9,966
(Increase) decrease in inventories and other current assets	(14,954)	826	23,546
Increase (decrease) in payables, accruals, and income taxes	23,744	8,653	(20,754)
Increase (decrease) in other long-term liabilities	2,895	(653)	(71)
Pension contribution	(6,114)	(5,179)	(30,250)
Other	5,187	3,943	(6,376)

Total operating activities	161,280	154,903	103,663

Investing activities:
Additions to property, plant and equipment	(21,025)	(21,326)	(17,374)
Purchase of businesses	(143,535)	(163,909)	—
Other	10,098	4,232	(2,355)

Total investing activities	(154,462)	(181,003)	(19,729)

Financing activities:
Net change in short-term borrowings	(55,603)	(3,467)	(59,012)
Additional long-term borrowings	97,356	76,223	—
Reduction in long-term borrowings	(26,217)	(48,790)	(23,751)
Repurchases of common stock	—	(5,848)	(7,346)
Cash dividends paid	(16,277)	(8,124)	(7,896)
Proceeds from stock options and other	16,286	16,936	13,415

Total financing activities	15,545	26,930	(84,590)

Effect of exchange rate changes on cash and cash equivalents	906	—	—

Increase (decrease) in cash and cash equivalents	23,269	830	(656)
Cash and cash equivalents:
Beginning of year	14,313	13,483	14,139

End of year	$37,582	$14,313	$13,483

See accompanying notes.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies
Basis of Consolidation
      The accompanying consolidated financial statements reflect the operations, financial position and cash flows of AMETEK, Inc. (the “Company”), and include the accounts of the Company and subsidiaries, after elimination of all significant intercompany transactions in the consolidation. The Company’s investments in 50% or less owned joint ventures are accounted for by the equity method of accounting. Such investments are not significant.
Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash Equivalents, Securities, and Other Investments
      All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2004 and 2003, all of the Company’s equity securities and fixed-income securities (primarily those of a captive insurance subsidiary) are classified as “available-for-sale”, although the Company may hold fixed-income securities until their maturity dates. Fixed-income securities generally mature within four years. The aggregate market value of equity and fixed income securities at December 31, 2004 and 2003 was: 2004 — $18.7 million ($16.8 million amortized cost) and 2003 — $14.8 million ($13.4 million amortized cost). The temporary unrealized gain or loss on such securities is recorded as a separate component of other comprehensive income (in stockholders’ equity), and is not material. The Company had no other-than-temporary impairment losses in 2004. The Company recognized other-than-temporary impairment losses against earnings of $0.7 million in 2003 and $0.3 million in 2002. Certain of the Company’s other investments are accounted for by the equity method.
Accounts Receivable
      The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amounts due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on its past experience. The allowance for possible losses on receivables at December 31, 2004 was $7.6 million, compared with $7.9 million at December 31, 2003. See Note 5.
Inventories
      Inventories are stated at the lower of cost or market, cost being determined for more than half of inventories by the last-in, first-out (LIFO) method of inventory valuation, and market on the basis of the lower of replacement cost or estimated net proceeds from sales. The excess of the first-in, first-out (FIFO) value over the LIFO value at December 31, 2004 and 2003 was $28.8 million and $26.8 million, respectively.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition
      The Company generally recognizes revenue when products are shipped and services are rendered. The policy with respect to sales returns and allowances generally provides that a customer may not return products, or be given allowances, except at the Company’s option. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience, and are adjusted periodically to reflect actual expenses. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses. At December 31, 2004 and 2003, the accrual for future warranty obligations was $7.3 million and $6.9 million, respectively.
Research and Development
      Company-funded research and development costs are charged to operations as incurred and during the past three years were: 2004 — $25.5 million, 2003 — $21.4 million, and 2002 — $23.7 million.
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

	2004	2003	2002
Weighted average shares (in thousands):
Basic shares	67,832	66,294	65,836
Stock option and award plans	1,422	1,326	1,418

Diluted shares	69,254	67,620	67,254

Foreign Currency Translation
      Assets and liabilities of foreign operations are translated using exchange rates in effect at the balance sheet date, and their results of operations are translated using average exchange rates for the year.
      Certain transactions of the Company and its subsidiaries are made in currencies other than their functional currency. Exchange gains and losses from those transactions generally are included in operating results for the year. Where those transactions are designated as hedges of an underlying item, the gains and losses on those transactions are deferred in other comprehensive income (within stockholders’ equity) to the extent they are effective as hedges.
Stock-Based Compensation
      SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures, which amends SFAS 123, encourage entities to recognize compensation expense for stock-based employee compensation plans at fair value, but provide the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for stock-based compensation in accordance with APB 25. The exercise price of stock options, set at the time of the grant, is not less than the fair market value per share at the date of the grant. Had the Company applied the fair value recognition provisions of SFAS 123, pretax stock-based compensation expense would have increased $5.1 million, $4.9 million, and $4.5 million for 2004, 2003, and 2002, respectively. Diluted earnings per share

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
would have been lower by $0.04 for 2004 and 2003, and $0.03 for 2002. Options generally have a four year full vesting period from the date of grant. Note 9 presents pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans.
Derivative Financial Instruments
      The Company makes infrequent use of derivative financial instruments to manage interest rate, foreign exchange, and forward contract exposure. The Company does not hold or trade in derivatives for speculative purposes. On the date a derivative contract is entered into, the Company designates the derivative as either (1) a fair value hedge, (2) a cash flow hedge, or (3) a hedge of a net investment in a foreign operation. Interest rate swap and cap agreements are accounted for as cash flow hedges, and are sometimes used to manage the interest rate characteristics of certain outstanding revolving credit loans to a more desirable fixed or variable rate basis, or to limit the Company’s exposure to rising interest rates. These swaps and caps are matched with the underlying fixed or variable rate debt, and any periodic cash payments are accrued on a settlement basis and accounted for as adjustments to interest costs. There were no interest rate swap or cap agreements in place at, or during the years ended, December 31, 2004 and 2003, respectively. Qualifying derivatives and non-derivative financial instruments are accounted for as net investment hedges when the hedged item is an investment in a foreign subsidiary. Foreign currency forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases or export sales, thereby minimizing the Company’s exposure to foreign currency fluctuation. When present, all derivative financial instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. There was one forward contract outstanding at December 31, 2004, which was acquired with one of the 2003 acquisitions, for the purchase of certain inventories. The amount of the forward contract and the gain recognized in earnings on the underlying transactions were not material to the Company. At December 31, 2004 and 2003, the Company had $172.7 million and $89.3 million, respectively, of British-pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2004 and 2003. As a result of these British Pound denominated loans being designated, and effective as net investment hedges, approximately $10.1 million and $9.4 million of currency losses have been included in the translation adjustment in other comprehensive income at December 31, 2004 and 2003, respectively.
Goodwill and Other Intangible Assets
      The Company accounts for purchased goodwill and intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, rather, they are tested for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their useful lives.
      Effective January 1, 2002, the Company ceased the amortization of goodwill in accordance with SFAS No. 142. As of December 31, 2004 and 2003, respectively, goodwill by segment was: Electronic Instrument Group (EIG) — $366.6 million and $309.0 million; Electromechanical Group (EMG) — $234.4 million and $197.9 million. The net increase in goodwill in 2004 is primarily due to the acquisitions of Taylor Hobson and Hughes-Treitler.
      In order to test goodwill and intangible assets with indefinite lives for impairment under SFAS No. 142, a determination of the fair value of the Company’s reporting units and intangible assets with indefinite lives is required and is based upon, among other things, estimates of future operating performance of the reporting unit being valued. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completed its required annual impairment tests in the fourth quarter of 2004 and determined that there was no impairment.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

3.	Accounting Pronouncements
      In the first quarter of 2004, the Company adopted FASB Financial Interpretation No. 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, which replaced FIN 46. FIN 46-R requires a company to consolidate a variable interest entity (“VIE”) if it is designated as a primary beneficiary of that entity even if the company does not have a majority voting interest in the entity. A VIE is generally defined as an entity in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its own activities without additional financial support from other parties, or whose owners lack the risks and rewards of ownership. The disclosure requirements of FIN 46-R were effective for financial statements issued after December 31, 2003. The initial recognition provisions of FIN 46-R relating to VIE’s created or obtained prior to February 2003 were to be implemented no later than the end of the first reporting period that ends after March 15, 2004. Adoption of FIN 46-R had no effect on the Company’s consolidated results of operations, financial position, or cash flows.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” a revision to SFAS No. 123, “Accounting for Stock Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will require the Company to expense the fair value of grants made under its employee stock option plans. That cost will be recognized over the vesting period of the grants. SFAS No. 123(R) is effective at the beginning of the first interim period after June 15, 2005. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Upon adoption of SFAS No. 123(R), amounts previously disclosed under SFAS No. 123 will be recorded in the consolidated statement of income. As more fully described in Note 1, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25. The impact of adopting SFAS No. 123(R) cannot be completely predicted at this time because it will depend on, among other things, the level of share-based payments granted in the future. The Company is still assessing the effect of adopting SFAS 123(R) and the appropriate transition method. Also, the Company has not determined whether the adoption of SFAS No. 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS No, 123 (See Notes 1 and 9).
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company is still evaluating the effects of adopting SFAS No. 151.

4.	Acquisitions
      In 2004, the Company made two acquisitions. In June 2004, the Company acquired Taylor Hobson Holdings Limited (Taylor Hobson) for approximately 51.0 million British pounds, or $93.8 million in cash,

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net of cash received. Taylor Hobson is a leading manufacturer of ultraprecise measurement instrumentation for a variety of markets, including optics, semiconductors, hard disk drives and nanotechnology research. Taylor Hobson is a part of the Company’s Electronic Instruments Group. In July 2004, the Company acquired substantially all of the assets of Hughes-Treitler Mfg. Corp. (Hughes-Treitler) for approximately $48.0 million in cash. Hughes-Treitler is a supplier of heat exchangers and thermal management subsystems for the aerospace and defense markets. Hughes-Treitler is a part of the Company’s Electromechanical Group. The aggregate purchase price paid for the 2004 acquisitions is subject to adjustment upon finalization of the value of the net assets acquired.
      The operating results of the above acquisitions are included in the Company’s consolidated results from their respective dates of acquisition.
      The acquisitions have been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” The following table presents the preliminary allocation of the aggregate purchase price for the 2004 acquisitions based on their estimated fair values:

In millions

Net working capital	$16.0
Property, plant and equipment	7.9
Goodwill	95.1
Other assets	37.5
Other long-term liabilities	(13.0)

Total net assets	$143.5

      The amount allocated to goodwill is reflective of the benefit the Company expects to realize from expanding its measurement instruments capabilities into ultraprecise applications through Taylor Hobson and its thermal management systems offerings for the aerospace market through Hughes-Treitler.
      The $37.5 million in other assets was assigned to intangibles, other than goodwill, primarily technology and patents; with estimated lives up to 20 years.
      The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired with the new businesses. Therefore, the allocation of purchase price to these acquisitions is subject to revision.
      In 2003, the Company made three acquisitions. In January 2003, the Company acquired Airtechnology Holdings Limited (Airtechnology) from Candover Partners Limited, for approximately 50 million British pounds, or about $80 million in cash. Airtechnology is a supplier of motors, fans and environmental control systems for the aerospace and defense markets. Airtechnology is a part of the Company’s Electromechanical Group. In February 2003, the Company acquired Solidstate Controls, Inc. (SCI) from Marmon Industrial Companies LLC for approximately $34 million in cash. SCI is a leading supplier of uninterruptible power supply systems for the process and power generation industries. SCI is a part of the Company’s Electronic Instruments Group. In August 2003, the Company acquired Chandler Instruments Company, LLC. (Chandler Instruments) for approximately $49 million in cash. Chandler Instruments is a leading manufacturer of high-quality measurement instrumentation for the oil and gas industry. Chandler Instruments is a part of the Company’s Electronic Instruments Group.
      Had the acquisitions of Taylor Hobson and Hughes-Treitler been made at the beginning of 2004, unaudited pro forma net sales, net income and diluted earnings per share for the year ended December 31, 2004 would not have been materially different than the amounts reported. Had these acquisitions, along with the 2003 Chandler acquisition, been made at the beginning of 2003, unaudited pro forma net sales for the year

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ended December 31, 2003 would have been $1,194.7 million, respectively. Unaudited pro forma net income and diluted earnings per share for 2003 would not have been materially different than the amounts reported.
      The following table provides unaudited pro forma results of operations for the year ended December 31, 2002, as if the 2003 acquisitions had been made as of January 1, 2002.

Unaudited
Pro Forma Results
of Operations
Year Ended
December 31, 2002

(In millions,
except per share)
Net sales	$1,150.2
Net income	$87.6
Diluted earnings per share	$1.30
      The unaudited pro forma amounts are not necessarily indicative of the results that would have occurred if the acquisitions had been completed on the date indicated.

5.	Other Balance Sheet Information

	2004	2003

	(In thousands)
INVENTORIES
Finished goods and parts	$40,956	$29,334
Work in process	40,203	35,105
Raw materials and purchased parts	87,364	78,920

	$168,523	$143,359

PROPERTY, PLANT AND EQUIPMENT, at cost
Land	$14,363	$13,584
Buildings	133,006	131,145
Machinery and equipment	503,068	495,196

	650,437	639,925
Less accumulated depreciation	(442,895)	(426,303)

	$207,542	$213,622

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003

	(In thousands)
OTHER ASSETS
Other intangibles, at cost:
Patents	$27,834	$24,018
Trademark and tradenames	36,317	16,502
Other acquired intangibles	80,609	52,577
Less accumulated amortization	(65,501)	(58,651)

	79,259	34,446
Investments	16,248	14,475
Insurance company deposits	26,642	26,134
Other	27,714	42,891

	$149,863	$117,946

ACCRUED LIABILITIES
Accrued employee compensation and benefits	$35,816	$27,260
Other	66,408	46,679

	$102,224	$73,939

	2004	2003	2002

	(In thousands)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at beginning of year	$7,856	$7,248	$7,642
Additions charged to expense	617	2,293	2,377
Recoveries credited to allowance	63	74	69
Write-offs	(1,097)	(2,591)	(3,031)
Currency translation adjustment and other	189	832	191

Balance at end of year	$7,628	$7,856	$7,248

6.	Flood Damage Gain
      In the fourth quarter of 2004, the Company settled an insurance claim in connection with a flood loss, which occurred at one of its manufacturing plants in the third quarter of 2003. The flood caused significant damage to the building, and the plant’s operating assets. Since the occurrence of the flood, the Company received insurance proceeds totaling $24.2 million in settlement of the damage claim and loss of these assets. Gross cash proceeds totaling $19.7 million, were received in 2004. Proceeds of $4.5 million were received in 2003. The portion of the claim relating to the building, its contents, and the operating assets was finalized with the Company’s insurers in the third quarter of 2004 resulting in the recognition of a pretax gain of $2.8 million in that quarter. The remaining portion of the insurance claim, which related primarily to business interruption and other expenses was finalized in the fourth quarter of 2004, resulting in the recognition of an additional $2.5 million pretax gain. The total pretax gain recognized in 2004 from this insurance claim was $5.3 million and is included in operating income in the consolidated statement of income. As a result of the flood, the Company has decided to cease operations at this location. Plant closure costs of $3.6 million associated with this decision were recognized in the fourth quarter of 2004, and have been reflected in the determination of the gain.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt
      At December 31, 2004 and 2003, long-term debt consisted of the following:

	December 31,

	2004	2003

	(In thousands)
7.20%, 5.96% and 5.99% Senior Notes due 2008, 2010 and 2016, respectively	$397,678	$314,295
Accounts receivable securitization due 2005	38,000	64,000
Revolving credit loans due 2009	—	36,000
Other, principally foreign	14,442	10,153

	450,120	424,448
Less: current portion	(49,943)	(106,774)

Total long-term debt	$400,177	$317,674

      Maturities of long-term debt outstanding at December 31, 2004 are as follows: $0.3 million in 2006; $0.3 million in 2007; $225.3 million in 2008; $0.3 million in 2009; $96.2 million in 2010; and $77.8 million in 2011 and thereafter.
      In November 2004, the Company issued 40 million British pound ($76.7 million at December 31, 2004) 5.99% senior note due in 2016. In September 2003, the Company issued 50 million British pound ($96.0 million at December 31, 2004) 5.96% senior note due in 2010.
      The Company has an unsecured $300 million Revolving Credit Facility that matures on February 25, 2009. Interest rates on outstanding loans under the Revolving Credit Facility are either at the London Interbank Offered Rate (LIBOR) plus a negotiated spread over LIBOR, or at the U.S. prime rate. At December 31, 2004, the Company had no revolving credit loans outstanding. At December 31, 2004, $271.5 million was unused and available under the Revolving Credit Facility. The Company had outstanding letters of credit totaling $28.5 million at December 31, 2004.
      The Revolving Credit Facility places certain restrictions on allowable foreign debt, and the measurement of the pro forma effect of potential acquisitions in certain debt covenant compliance calculations. The Revolving Credit Facility also places certain restrictions on certain cash payments, including the payment of dividends. At December 31, 2004, retained earnings of approximately $27.2 million were not subject to the dividend limitation.
      The Company’s accounts receivable financing agreement with a bank provides for borrowings of up to $75.0 million against its trade accounts receivable. At December 31, 2004 and 2003, $38.0 million and $64.0 million, respectively, was used under this secured credit facility. The weighted average interest rate on the amount outstanding under the accounts receivable securitization during December 31, 2004 and 2003 was 2.0% and 1.8%, respectively.
      Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of approximately $44.7 million. Foreign debt outstanding at December 31, 2004 was $13.5 million including $2.4 million reported in long-term debt.
      The approximate weighted average interest rate, during the year, on total debt outstanding at December 31, 2004 and 2003 was 6.2% and 5.6%, respectively.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stockholders’ Equity
      In March 2003, the Company’s Board of Directors authorized a $50 million share repurchase program, adding to the remaining authorization under the 1998 share repurchase program. In 2004, the Company did not repurchase any shares of its common stock under its current share repurchase authorization, compared with repurchases of 380,000 shares at a total cost of $5.8 million in 2003. At December 31, 2004, approximately $52.4 million of the current share purchase authorization was unexpended. At December 31, 2004, the Company held approximately 1.7 million shares in its treasury at a cost of $24.5 million compared with approximately 2.1 million shares at a cost of $29.6 million at the end of 2003. The number of shares outstanding at December 31, 2004 was 68.7 million shares, compared with 67.0 million shares at December 31, 2003.
      The Company has a Shareholder Rights Plan, under which the Company’s Board of Directors declared a dividend of one-half of a Right for each share of Company common stock owned at the inception of the Plan. The Plan provides, under certain conditions involving acquisition of the Company’s common stock, that holders of Rights, except for the acquiring entity, would be entitled (i) to purchase shares of preferred stock at a specified exercise price, or (ii) to purchase shares of common stock of the Company, or the acquiring company, having a value of twice the Rights exercise price. The Rights under the Plan expire in 2007.

9.	Stock Option and Award Plans
      The Company’s 2002 Stock Incentive Plan permits the grant of up to 4.0 million shares of common stock to eligible employees and non-employee directors of the Company in the form of options, phantom stock awards, restricted stock awards and stock rights. The Company’s 1999 Stock Incentive Plan permits the grant of up to 4.0 million shares of common stock in the same form as those under the 2002 Plan. The Company’s 1997 Stock Incentive Plan permits the grant of up to 7.6 million shares of common stock in the same form as those under the 2002 Plan. Stock options may be granted as non-qualified stock options or as incentive stock options.
      Beginning in 2004, the Company adopted a change in its long-term incentive compensation program for officers and other senior managers to grant approximately 50% of the value of its long-term incentive awards as restricted stock and 50% as stock options, rather than primarily stock options as it had previously. Restricted awards of the Company’s common stock are made to eligible employees and non-employee directors at such cost to the grantee as the stock option committee of the Board of Directors may determine. Such shares are granted subject to certain conditions with respect to transfer and other restrictions as prescribed by the plan. Upon grant of restricted stock, unearned compensation, equivalent to the excess of the market price of the shares awarded over the price paid by the grantee at the date of grant, is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense over the periods until the restrictions lapse. In 2004, 367,625 shares of restricted stock were granted at an average market value of $27.96 per restricted share. Compensation expense related to restricted stock amortization was $1.1 million, $2.4 million, and $0.6 million in 2004, 2003, and 2002, respectively. Restricted stock compensation expense in 2003 included $2.1 million in connection with the acceleration of vesting of a restricted stock grant. There were 364,945 shares of restricted stock outstanding at December 31, 2004. No restricted stock awards were granted in 2003 and 2002. Under the terms of the existing Stock Incentive Plans, at December 31, 2004, 349,807 additional shares of restricted stock may be granted.
      In 2004, the Company reserved 16,793 shares of common stock, and there were reductions for retirements and terminations which totaled 15,410 shares, under a Supplemental Executive Retirement Plan (“SERP”), bringing the total number of shares reserved to 173,863 shares of common stock as of December 31, 2004. Charges to expense under the SERP, not significant in amount, are considered pension expense (see Note 12), with the offsetting credit reflected in capital in excess of par value.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2004, 6,919,840 (8,615,898 in 2003) shares of common stock were reserved for issuance, including stock options outstanding, under the 2002, 1999 and 1997 plans. The options are exercisable at prices not less than market prices on dates of grant, and in installments over four- to ten-year periods from dates of grant. Options vest on a straight-line basis generally over a four-year period. The Company had no stock appreciation rights outstanding at December 31, 2004 or 2003. Stock appreciation rights, if and when issued, are exercisable for cash and/or shares of the Company’s common stock when the related option is exercised. A charge to income would be made for these rights and the related options.
      A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2004		2003		2002

	Shares	Price Range	Shares	Price Range	Shares	Price Range

Outstanding at beginning of year	4,824,658	$ 7.07-$18.82	5,128,948	$ 7.07-$19.34	5,107,216	$ 7.07-$15.32
Granted	994,800	$26.18-$31.64	1,129,900	$18.06-$18.06	1,074,200	$18.82-$19.34
Exercised	(1,328,433)	$ 7.07-$18.82	(1,322,234)	$ 7.07-$18.82	(940,612)	$ 7.07-$15.17
Canceled	(203,852)	$ 9.97-$26.18	(111,956)	$ 9.97-$19.34	(111,856)	$10.00-$18.82

Outstanding at end of year	4,287,173	$ 7.07-$31.64	4,824,658	$ 7.07-$18.82	5,128,948	$ 7.07-$19.34

Exercisable at end of year	1,898,347	$ 7.07-$18.82	2,284,860	$ 7.07-$18.82	2,635,734	$ 7.07-$15.32

      The following table summarizes information pertaining to the Company’s stock options outstanding at December 31, 2004:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Options	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price

$ 7.07-$15.82	1,534,181	$11.28	2.4	1,339,531	$11.01
$15.83-$18.98	1,759,892	$18.41	4.9	558,816	$18.54
$18.99-$31.64	993,100	$28.09	6.5	—	—

	4,287,173	$18.10	4.4	1,898,347	$13.22

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, in accounting for its stock option awards, which recognizes expense based on the intrinsic value of the award at the date of grant. Since stock options have been issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense has resulted related to these types of awards. Had the Company accounted for stock awards in accordance with the fair value method

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company would have reported the following pro forma results for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002

	(In thousands, except per share data)
Net income
Net income, as reported	$112,711	$87,815	$83,698
Add: Stock-based employee compensation expense included in reported net income	1,077	2,425	612
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards, net of	(4,797)	(6,050)	(3,933)

Pro forma net income	$108,991	$84,190	$80,377

Net income per share:
Basic:
As reported	$1.66	$1.32	$1.27
Pro forma	1.61	1.27	1.22
Diluted:
As reported	1.63	1.30	1.24
Pro forma	1.59	1.26	1.21
      The weighted average fair value of each option grant on the grant date was $8.40 for 2004, $6.19 for 2003, and $6.54 for 2002. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the last three years.

	2004	2003	2002

Expected life (years)	5.0	5.0	5.0
Expected volatility	29.7%	37.0%	36.4%
Dividend yield	0.86%	0.66%	0.69%
Risk-free interest rate	3.66%	2.63%	3.25%

10.	Leases and Other Commitments
      Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2004 (principally for production and administrative facilities and equipment) amounted to $53.7 million, consisting of annual payments of $9.0 million in 2005, $7.4 million in 2006, $5.3 million in 2007, $4.5 million in 2008, $3.3 million in 2009 and $24.2 million in 2010 and thereafter. Rental expense was $11.3 million in 2004, $9.0 million in 2003 and $8.5 million in 2002. The leases expire over a range of years from 2005 to 2031, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.
      As of December 31, 2004 and 2003, the Company had $75.5 million and $62.5 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes
      The components of income before income taxes and the details of the provision for income taxes are as follows:

	2004	2003	2002

	(In thousands)
Income before income taxes:
Domestic	$137,713	$100,116	$113,351
Foreign	28,066	29,971	9,547

Total	$165,779	$130,087	$122,898

Provision for income taxes:
Current:
Federal	$28,964	$17,492	$19,354
Foreign	11,143	11,105	4,942
State	5,443	1,605	3,950

Total current	45,550	30,202	28,246

Deferred:
Federal	7,104	12,393	11,423
Foreign	24	(2,261)	(363)
State	390	1,938	(106)

Total deferred	7,518	12,070	10,954

Total provision	$53,068	$42,272	$39,200

      Significant components of the Company’s deferred tax (asset) liability as of December 31 are as follows:

	2004	2003

	(In thousands)
Current deferred tax asset:
Reserves not currently deductible	$(5,480)	$(5,520)
Other	279	(671)

Net current deferred tax asset	(5,201)	(6,191)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	24,557	28,276
Reserves not currently deductible	(15,296)	(8,574)
Pensions	11,453	14,861
Amortization of intangible assets	26,638	15,325
Residual tax on unremitted earnings	1,555	-
Other	534	1,478

Noncurrent deferred tax liability(a)	49,441	51,366

Net deferred tax liability	$44,240	$45,175

(a)	At December 31, 2004, the Company has deferred tax assets totaling $6.4 million related to foreign tax credits ($2.4 million), and net operating loss carryforwards ($4.0 million) primarily related to the businesses acquired in 2004. These deferred tax assets are offset by a 100% valuation allowance. There were no valuation allowances against deferred tax assets at December 31, 2003.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The effective rate of the provision for income taxes reconciles to the statutory rate as follows:

	2004	2003	2002

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.3	1.8	2.0
Tax benefits from qualified export sales	(4.4)	(3.3)	(3.9)
Foreign operations, net	0.2	0.7	1.0
Closure of prior tax years	(1.1)	(1.1)	-
Other	-	(0.6)	(2.2)

	32.0%	32.5%	31.9%

      In 2004, U.S. deferred income taxes totaling $1.6 million were provided on undistributed earnings of certain non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. deferred income taxes for the undistributed earnings of certain other subsidiaries, which total approximately $23.5 million at December 31, 2004, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes based on the excess of the U.S. statutory rate over statutory rates in the foreign jurisdiction and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.
      As of December 31, 2004, the Company has net operating loss carryforwards of approximately $12.7 million for tax purposes, which were primarily related to recent acquisitions. The net operating loss carryforwards will be available to offset future taxable income. If not used, these carryforwards will expire between 2005 and 2018. The Company maintains a 100% valuation allowance to offset the deferred tax assets resulting from these benefits based on the likelihood of realization. Any reductions in the valuation allowance resulting from the realization of the loss carryforwards of acquired companies will result in a reduction of the acquired goodwill.
      On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company has started an evaluation of the effects of the repatriation provision of AJCA; however, the Company is unable to complete this evaluation until Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is reviewing for possible repatriation under this provision is between zero and $23.5 million (see above discussion of undistributed earnings). The related potential range of income tax liability is between zero and $0.9 million. Beginning in 2005, the AJCA provides for a deduction for a portion of income attributable to U.S. production activities. In addition, there is a phased-in elimination of the tax benefit related to qualified export sales. The Company is in the process of determining the potential tax effect that could result from these aspects of the new tax law.

12.	Retirement Plans and Other Post Retirement Benefits
Retirement and Pension Plans
      The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company maintains contributory and noncontributory defined benefit pension plans. As a result of the acquisition of United Kingdom based Airtechnology in 2003 and Taylor Hobson in 2004, the Company obtained two foreign defined benefit pension plans, which are similar to the Company’s U.S. defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. Based on current economic conditions, AMETEK estimates that it will make cash contributions of approximately $6 million to its worldwide-defined benefit pension plans in 2005.
      The Company uses a measurement date of December 31 for its U.S. defined benefit pension plans and an October 1, measurement date for its foreign defined benefit pension plans.
      The Company sponsors a 401(k) retirement and savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. The Company matches employee contributions on a dollar-for-dollar basis up to 6% of eligible compensation or a maximum of $1,200 per participant.
      The Company’s retirement and savings plan has a defined contribution retirement feature principally to cover U.S. salaried employees joining the Company after December 31, 1996. Under the retirement feature, the Company makes contributions for eligible employees based on a pre-established percentage of the covered employee’s salary. Employees of certain of the Company’s foreign operations participate in various local defined contribution plans.
      The Company also has a defined contribution retirement plan for certain of its U.S. acquired businesses for the benefit of eligible employees. Company contributions are made for each participant up to a specified percentage, not to exceed 6% of the participant’s base compensation.
      The Company has nonqualified unfunded retirement plans for its Directors and certain retired employees. It also provides supplemental retirement benefits, through contractual arrangements and/or a Supplemental Executive Retirement Plan (SERP) covering certain current and former executives of the Company. These supplemental benefits are designed to compensate the employee for retirement benefits that would have been provided under the Company’s primary retirement plan, except for statutory limitations on compensation that may be taken into account under those plans. The projected benefit obligations of the SERP and the contracts will primarily be funded by a grant of shares of the Company’s common stock upon retirement or termination of the executives. The Company is providing for these obligations by charges to earnings over the applicable periods.
      The following tables set forth the changes in benefit obligations and the fair value of plan assets for the funded and unfunded defined benefit plans for 2004 and 2003:

	2004	2003

	(In thousands)
Change in projected benefit obligation (“PBO”):
Net projected benefit obligation at beginning of year	$347,138	$302,595
Service cost	5,898	5,077
Interest cost	22,256	21,011
Acquisitions	37,411	14,339
Foreign currency exchange rates	3,483	1,726
Employee contributions	357	245
Actuarial losses	21,595	21,864
Gross benefits paid	(21,184)	(19,719)

Net projected benefit obligation at end of year	$416,954	$347,138

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accumulated benefit obligation (“ABO”) at the end of 2004 and 2003 consisted of the following:

	2004	2003

	(In thousands)
Funded plans	$382,469	$327,517
Unfunded plans	5,940	4,671

Total	$388,409	$332,188

Change in plan assets:
Fair value of plan assets at beginning of year	$330,957	$279,047
Actual return on plan assets	41,408	55,316
Acquisitions	25,009	8,885
Employer contributions	6,325	6,013
Employee contributions	357	245
Foreign currency exchange rates	2,338	1,170
Gross benefits paid	(21,184)	(19,719)

Fair value of plan assets at end of year	$385,210	$330,957

      On an ABO basis, in the aggregate, the Company’s funded U.S. defined benefit pension plans were 102% funded at December 31, 2004 and 2003. Foreign defined benefit pension plans were 91% and 81% funded at December 31, 2004 and 2003, respectively. For a presentation of the plans whose ABO exceeds the fair value of the plan assets, see page 53.
Weighted-average assumptions used to determine end of year benefit obligations:

U.S. Defined Benefit Pension Plans

	2004	2003

Discount rate	5.75%	6.25%
Rate of compensation increase (where applicable)	3.50%	3.50%

Foreign Defined Benefit Pension Plans

	2004	2003

Discount rate	5.50%	5.50%
Rate of compensation increase (where applicable)	4.00%	4.25%
      The asset allocation percentages for the Company’s U.S. defined benefit pension plans at December 31, 2004 and 2003, and the target allocation percentages for 2005 by asset category, are as follows:

U.S. Defined Benefit Pension Plans

		Percent of Plan Assets
	Target Allocation	at Year End

Asset Category	2005	2004	2003

Equity securities	50-70%	62%	59%
Debt securities	20-40%	28%	30%
Other(a)	5-15%	10%	11%

Total		100%	100%

(a)	Amounts in 2004 and 2003 include an approximate 9% investment in alternative assets consisting of diversified hedge funds of funds. Amounts in 2004 and 2003 also include cash and cash equivalents.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of plan assets for these plans was $341.5 million and $318.2 million at December 31, 2004 and 2003, respectively. The expected long-term rate of return on these plan assets was 8.90% in 2004 and 2003. Equity securities included 662,800 shares of AMETEK, Inc. common stock in the amount of $23.6 million (6.9% of total plan investment assets) and 1,142,800 shares in the amount of $27.6 million (8.7% of total plan investment assets) at December 31, 2004 and 2003, respectively.
      The objectives of the AMETEK, Inc. U.S. defined benefit plans’ investment strategy are to maximize the Plans’ funded status and minimize Company contributions and plan expense. Because the goal is to optimize returns over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and fixed income markets provide poor returns, an allocation to alternative assets may be made to improve the overall portfolio’s diversification and return potential. The Company periodically reviews its asset allocation taking into consideration plan liabilities, plan benefit payment streams and the investment strategy of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges, and rebalanced when necessary.
      The equity portfolio is diversified by market capitalization and style. The equity portfolio also includes an international component.
      The objective of the fixed income portion of the pension assets is to provide interest rate sensitivity for a portion of the assets and to provide diversification. The fixed-income portfolio is diversified within certain quality and maturity guidelines in an attempt to minimize the adverse effects of interest rate fluctuations.
      Other than for investments in alternative assets, which is described in note (a) on page 50, certain investments are prohibited. Prohibited investments include venture capital, private placements, unregistered or restricted stock, margin trading, commodities, limited partnerships, short selling, and rights and warrants. Swaps, options, forwards and futures may be used to avoid market exposure, and to manage foreign currency exposure.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the Company’s foreign defined benefit plans, the asset allocation percentages at December 31, 2004 and 2003, and the target allocation percentages for 2005, by asset category, are as follows:

Foreign Defined Benefit Pension Plans

		Percent of Plan Assets
	Target Allocation	at Year End

Asset Category	2005	2004	2003

Equity securities	80-90%	86%	90%
Debt securities	0-10%	9%	10%
Real estate	—	3%	—
Other(a)	—	2%	—

Total		100%	100%

(a)	Primarily cash and cash equivalents.
      The objectives of AMETEK, Inc.’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the Plan. The trustees consider the risk associated with the different asset classes, relative to the Plans’ liabilities and how this can be affected by diversification, relative returns available on equities, fixed income investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the Plans’ are considered. It is expected that equities will outperform fixed interest investments over the long term. However, the trustees recognize the fact that fixed income investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans, and the immature nature of the plans, the Trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed from time to time in view of changes in market conditions and in the Plans’ liability profile.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides the amounts recognized in the consolidated balance sheets at December 31, 2004 and 2003:

	2004	2003

	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$385,210	$330,957
Projected benefit obligation	(416,954)	(347,138)

Funded status at end of year	(31,744)	(16,181)
Unrecognized net actuarial loss	67,413	62,225
Unrecognized prior service cost	2,231	2,935
Unrecognized net transition asset	(52)	(31)

Net amount recognized at end of year	$37,848	$48,948

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$40,539	$52,256
Accrued benefit cost	(2,702)	(3,308)
Additional minimum liability	(13,638)	(12,603)
Intangible asset	647	803
Accumulated other comprehensive income(a)	8,450	7,670
Deferred tax benefit on (a) above	4,552	4,130

Net amount recognized at end of year	$37,848	$48,948

      At the end of 2004 and 2003, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows (in thousands):

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds Fair		Obligation Exceeds
	Value of Assets		Fair Value of Assets

	2004	2003	2004	2003

Projected benefit obligation	$361,563	$108,326	$81,906	$77,649
Accumulated benefit obligation	333,017	103,351	81,454	76,894
Fair value of plan assets	326,076	86,260	68,539	61,946

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides the components of net periodic benefit expense (income) for the three years ended December 31:

	2004	2003	2002

	(In thousands)
Defined benefit plans:
Service cost	$5,898	$5,077	$4,349
Interest cost	22,256	21,011	20,213
Expected return on plan assets	(29,157)	(24,633)	(26,365)
Net amortization:
Transition obligation (asset)	10	23	(132)
Prior service cost	393	623	527
Actuarial losses	2,861	4,311	217

SFAS No. 87 expense	2,261	6,412	(1,191)
SFAS No. 88 curtailment charges	322	984	39

Total net periodic benefit expense (income)	2,583	7,396	(1,152)

Other plans:
Defined contribution plans	7,640	6,721	6,674
Supplemental retirement plan	511	400	416
Foreign plans and other	2,471	1,781	1,415

Total other plans	10,622	8,902	8,505

Total net pension expense	$13,205	$16,298	$7,353

Weighted-average assumptions used to determine the above net periodic expense (income) were:
U.S. Defined Benefit Pension Plans

	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.90%	8.90%	9.25%
Rate of compensation increase (where applicable)	3.50%	3.50%	4.00%
Foreign Defined Benefit Pension Plans

	2004	2003

Discount rate	5.50%	5.50%
Expected return on plan assets	7.20%	7.20%
Rate of compensation increase (where applicable)	4.00%	4.25%
      The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and expectations of projected future investment returns. The estimates of future capital market returns by asset category are lower than the actual long-term historical returns. The current low interest rate environment also influences this outlook. Therefore, the assumed rate of return for U.S. Plans is being reduced from 8.90% in 2004 to 8.5% for 2005. The expected return on assets for the foreign plans for 2005 remains unchanged from 2004 at 7.2%.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Funded Plans	Unfunded Plans
	From Pension	From Company
Estimated future benefit payments	Trust Assets	Assets

	(In thousands)
2005	$21,915	$616
2006	22,294	560
2007	23,139	658
2008	24,073	594
2009	24,569	549
2010-2014	134,778	3,236
Postretirement Plans and Postemployment Benefits
      The Company provides limited postretirement benefits other than pensions for certain retirees and a small number of current and former employees. Benefits under these arrangements are not funded and are not significant. In connection with the flood loss and closure of the plant described in Note 6, in the fourth quarter of 2004, the Company accelerated the recognition of deferred actuarial losses under the affected postretirement benefit plan resulting in a $1.0 million pre-tax charge against earnings.
      The Company also provides limited postemployment benefits for certain former or inactive employees after employment but before retirement. Those benefits are not significant in amount.
      The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $5.4 million and $4.3 million at December 31, 2004 and 2003, respectively. Administrative expense for the plan is borne by the Company and is not significant.

13.	Financial Instruments
      As discussed in Note 1, the Company makes limited use of derivative financial instruments, and does not use them for trading purposes.
      Interest rate swap and cap agreements are used to reduce the potential impact of increases in interest rates on the Company’s borrowings. Accordingly, the Company may enter into these agreements to effectively convert floating-rate loans to fixed-rate loans and to cap certain interest rates that are indexed to LIBOR rates to reduce the risk from rising interest rates. During 2004 and 2003, the Company was not party to such agreements.
      Qualifying derivatives and nonderivative financial instruments are accounted for as net investment hedges when the hedged item is an investment in a foreign subsidiary. At December 31, 2004 and 2003, the Company had $172.7 million and $89.3 million, respectively, of British pound denominated loans, which were designated as a hedge against the net investment in foreign subsidiaries acquired in 2004 and 2003. As a result, approximately $10.1 million and $9.4 million of currency losses have been included in the translation adjustment in other comprehensive income during 2004 and 2003, respectively.
      Forward currency contracts may be utilized from time to time to hedge certain firm inventory purchases and export sales commitments denominated in foreign currencies. The purpose of such hedging activities is to protect the Company from the risk that the eventual net cash dollar outflows and inflows resulting from the purchase of certain inventories or the sales to foreign customers will be adversely affected by changes in exchange rates. The terms of the currency contracts are dependent on the firm commitment. During 2004, and

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003, the Company was party to one forward contract for the purchase of certain inventories in connection with one of its 2003 acquisitions. The amounts involved are not material to the Company.
      The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at December 31, 2004 and 2003. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 2004 and 2003 in the accompanying balance sheet.

	Asset (Liability)

	December 31, 2004		December 31, 2003

	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value

	(In thousands)
Fixed-income investments	$6,582	$6,582	$6,190	$6,190
Short-term borrowings	$(49,725)	$(49,725)	$(105,328)	$(105,328)
Long-term debt (including current portion)	$(400,395)	$(409,980)	$(319,120)	$(339,933)
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

14.	Additional Income Statement and Cash Flow Information
      Included in other income are interest and other investment income of $2.0 million, $1.0 million, and $0.9 million for 2004, 2003, and 2002, respectively. Income taxes paid in 2004, 2003, and 2002 were $45.7 million, $25.1 million, and $26.9 million, respectively. Cash paid for interest was $27.0 million, $24.1 million, and $24.0 million in 2004, 2003, and 2002, respectively.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Business Segment and Geographic Information
Descriptive Information About Reportable Segments
      The Company has two reportable segments, the Electronic Instruments Group and the Electromechanical Group. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods, and management organizations.
      The Electronic Instruments Group produces instrumentation for various electronic applications used in types of transportation industries, including aircraft cockpit instruments and displays, airborne electronics systems that monitor and record flight and engine data, and pressure, temperature, flow and liquid-level sensors for commercial airlines and aircraft and jet engine manufacturers. The Group also produces analytical instrumentation for the laboratory and research markets, as well as instruments for food service equipment, measurement and monitoring instrumentation for various process industries and instruments and complete instrument panels for heavy truck manufacturers and heavy construction and agricultural vehicles. The Group also manufactures ultraprecise measurement instrumentation, and thermoplastic compounds for automotive, appliance, and telecommunications applications.
      The Electromechanical Group produces air-moving electric motors and motor-blower systems for manufacturers of floor care appliances and outdoor power equipment, and fractional horsepower and brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. The Group also produces high-purity metal powders and alloys in powder, strip, and wire form for electronic components, aircraft and automotive products, as well as heat exchangers and thermal management subsystems. Sales of electric motors, blowers, and fans represented 39.3% in 2004, 42.2% in 2003, and 41.7% in 2002 of the Company’s consolidated net sales.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reportable Segment Financial Information

	2004	2003	2002

	(In thousands)
Net sales:
Electronic Instruments	$667,418	$561,879	$539,448
Electromechanical	564,900	529,743	501,094

Total consolidated	$1,232,318	$1,091,622	$1,040,542

Operating income and income before income taxes:
Operating income:
Electronic Instruments	$126,372	$94,976	$87,485
Electromechanical	94,250	84,151	80,225

Total segment operating income	220,622	179,127	167,710
Corporate administrative and other expenses	(24,388)	(22,366)	(19,023)

Consolidated operating income	196,234	156,761	148,687
Interest and other expenses, net	(30,455)	(26,674)	(25,789)

Consolidated income before income taxes	$165,779	$130,087	$122,898

Assets:
Electronic Instruments	$744,408	$597,845
Electromechanical	585,919	528,057

Total segments	1,330,327	1,125,902
Corporate	90,025	91,215

Total consolidated	$1,420,352	$1,217,117

Additions to property, plant and equipment:(1)
Electronic Instruments	$16,514	$16,209	$11,364
Electromechanical	10,808	18,053	7,239

Total segments	27,322	34,262	18,603
Corporate	1,569	893	873

Total consolidated	$28,891	$35,155	$19,476

Depreciation and amortization:
Electronic Instruments	$16,485	$14,200	$13,403
Electromechanical	23,049	21,013	19,238

Total segments	39,534	35,213	32,641
Corporate	375	260	309

Total consolidated	$39,909	$35,473	$32,950

(1)	Includes $7.9 million in 2004, $13.9 million in 2003, and $2.1 million in 2002 from acquired businesses.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Geographic Areas
      Information about the Company’s operations in different geographic areas for the years ended December 31, 2004, 2003, and 2002 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2004	2003	2002

	(In thousands)
Net sales:
United States	$695,867	$655,952	$687,166

International(a):
United Kingdom	77,387	66,068	35,966
European Union countries	174,087	160,424	122,821
Asia	135,886	96,256	99,710
Other foreign countries	149,091	112,922	94,879

Total international	536,451	435,670	353,376

Total consolidated	$1,232,318	$1,091,622	$1,040,542

Long-lived assets from continuing operations:
United States	$608,399	$584,837

International(b):
United Kingdom	199,645	90,985
European Union countries	57,766	58,072
Asia	8,630	6,080
Other foreign countries	16,381	21,812

Total international	282,422	176,949

Total consolidated	$890,821	$761,786

(a)	Includes U.S. export sales of $232.0 million in 2004, $200.8 million in 2003, and $192.0 million in 2002.

(b)	Represents long-lived assets of foreign-based operations only.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Data(Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

	(In thousands, except per share amounts)
2004
Net sales	$291,423	$303,917	$310,707	$326,271	$1,232,318
Operating income	$43,497	$47,480	$50,453	$54,804	$196,234
Net income	$24,664	$27,667	$29,020	$31,360	$112,711
Basic earnings per share(a)	$0.37	$0.41	$0.43	$0.46	$1.66
Diluted earnings per share(a)	$0.36	$0.40	$0.42	$0.45	$1.63
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.24
Common stock trading range:(b)(c)
High	$25.88	$31.00	$32.12	$36.23	$36.23
Low	$22.99	$25.14	$28.16	$29.77	$22.99

2003
Net sales	$267,531	$276,870	$267,781	$279,440	$1,091,622
Operating income	$36,677	$38,740	$39,479	$41,865	$156,761
Net income	$19,718	$21,816	$21,918	$24,363	$87,815
Basic earnings per share(a)(c)	$0.30	$0.33	$0.33	$0.36	$1.32
Diluted earnings per share(a)(c)	$0.29	$0.32	$0.32	$0.36	$1.30
Dividends paid per share(c)	$0.03	$0.03	$0.03	$0.03	$0.12
Common stock trading range:(b)(c)
High	$20.05	$19.62	$22.38	$24.43	$24.43
Low	$14.75	$16.40	$18.35	$21.46	$14.75

(a)	The sum of quarterly earnings per share may not equal total year earnings per share due to the effect of the Company’s purchasing shares of its outstanding common stock.

(b)	Trading ranges are based on the New York Stock Exchange composite tape.

(c)	Amounts reflect the two-for-one stock split effective February 27, 2004.

17.	Guarantees
      The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. The maximum amount of future payment obligations relative to these various guarantees was approximately $56.2 million, and the outstanding liability under certain of those guarantees was approximately $7.8 million at December 31, 2004. These guarantees expire in 2005 and 2006.
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
      Changes in the Company’s accrued product warranty obligation for the years ended December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003

Balance, beginning of year	$6,895	$6,432
Accruals for warranties issued during the period	5,043	5,315
Settlements made during the period	(4,897)	(5,673)
Changes in liability for pre-existing warranties, including expirations during the period	115	(478)
Warranty liabilities acquired with new businesses	145	1,299

Balance, end of period	$7,301	$6,895

      Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

18.	Contingencies
Asbestos Litigation
      The Company and/or its subsidiaries have been named as defendants, along with many other companies, in a number of asbestos-related lawsuits. To date, no judgments have been made against the Company. The Company believes it has strong defenses to the claims, and intends to continue to defend itself vigorously in these matters. Other companies are also indemnifying the Company against certain of these claims.
Environmental Matters
      Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, the Company has been named a Potentially Responsible Party (PRP) regarding waste remediation at several non-AMETEK sites that are the subject of government-mandated cleanups. In addition to these non-AMETEK sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its manufacturing locations and for claims and proceedings against the Company with respect to other environmental matters once the Company has determined that a loss is probable and estimable. Total environmental reserves at December 31, 2004 and 2003 were approximately $7.3 million and $6.4 million, respectively. In 2004, the Company spent approximately $1.0 million on such environmental matters, compared with approximately $1.1 million in 2003.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company also has agreements with former owners of certain of its acquired businesses as well as new owners of previously owned businesses. Under certain of the agreements the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of the other parties carry insurance coverage for some environmental matters. To date, those parties have met their obligations in all material respects. The Company has no reason to believe that such third parties would fail to perform their obligations in the future. However, if the Company were required to record a liability with respect to all, or a portion of, such matters on its balance sheet, the effect on income and the amount of the liability would not be significant. In the opinion of management, based upon presently available information and past experience related to such matters, either adequate provision for probable costs has been made, or the ultimate cost resulting from these actions is not expected to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure as of December 31, 2004.

Internal Control over Financial Reporting
      Management’s report on the Company’s internal controls over financial reporting is included on page 29. The report of the independent registered public accounting firm with respect to Management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting is included on page 30.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant

a)	Directors of the Registrant.
Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.
Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.
Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.
Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.
Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.
The Company’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers (“the Code”) may be found on the Company’s Internet website at www.ametek.com. Any amendments to the Code or any grant of a waiver from the provisions of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

Item 11.	Executive Compensation
      Information regarding executive compensation appearing under “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
      The following table sets forth information as of December 31, 2004 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

		Weighted-	Number of securities
	Number of securities	average	remaining available
	to be issued	exercise price of	for future issuance
	upon exercise of	outstanding	under equity
	outstanding	options,	compensation plans
	options, warrants	warrants	(excluding securities
	and rights	and rights	reflected in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,287,173	$18.10	2,632,667
Equity compensation plans not approved by security holders	—	—	—

Total	4,287,173	$18.10	2,632,667

      Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership” and “Other Beneficial Ownership” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information appearing under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      Financial Statements and Financial Statement Schedules
           (1) Financial Statements:

Financial Statements are shown in the Index to Financial Statements pursuant to Item 8 of this report.
           (2) Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.
           (3) Exhibits
                Exhibits are shown in the index on pages 67-72 of this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETEK, Inc.

By	/s/ Frank S. Hermance

Frank S. Hermance, Chairman of the Board,
Chief Executive Officer and Director
Dated: March 4, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank S. Hermance Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2005
/s/ John J. Molinelli John J. Molinelli	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	March 4, 2005
/s/ Robert R. Mandos, Jr. Robert R. Mandos, Jr.	Senior Vice President & Comptroller (Principal Accounting Officer)	March 4, 2005
/s/ Lewis G. Cole Lewis G. Cole	Director	March 4, 2005

/s/ Helmut N. Friedlaender Helmut N. Friedlaender	Director	March 4, 2005

/s/ Sheldon S. Gordon Sheldon S. Gordon	Director	March 4, 2005

/s/ Charles D. Klein Charles D. Klein	Director	March 4, 2005

/s/ James R. Malone James R. Malone	Director	March 4, 2005

/s/ David P. Steinmann David P. Steinmann	Director	March 4, 2005

/s/ Elizabeth R. Varet Elizabeth R. Varet	Director	March 4, 2005

Index to Exhibits
Item 15(3)

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of February 5, 1997, by and among Culligan Water Technologies, Inc. (“Culligan”), Culligan Water Company, Inc. (“Culligan Merger Sub”), AMETEK, Inc. (“AMETEK”) and AMETEK Aerospace Products, Inc. (“AMETEK Aerospace”), incorporated by reference to Appendix A to the Joint Proxy Statement/ Prospectus included in Culligan’s Registration Statement on Form S-4 (Commission File No. 333-26953).	Exhibit 2 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.
2.2	Amended and Restated Contribution and Distribution Agreement, dated as of February 5, 1997, by and between AMETEK and AMETEK Aerospace.	Appendix B to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.
2.3	Form of Tax Allocation Agreement among AMETEK, AMETEK Aerospace and Culligan.	Appendix D to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.
2.4	Form of Indemnification Agreement among AMETEK, Culligan and AMETEK Aerospace.	Appendix B to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.
3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated May 18, 2004.	Exhibit 3.1 to Form 10-Q dated June 30, 2004, SEC File No. 1-168.
3.2	By-laws of the Company as amended to and including November 18, 1998.	Exhibit 3.2 to 1998 Form 10-K, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 1997, between the Company and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.
4.2	Amendment No. 1 to Rights Agreement dated as of May 11, 1999, between AMETEK, Inc. and American Stock Transfer & Trust Company.	Exhibit 4 to Form 10-Q dated March 31, 1999, SEC File No. 1-12981.
4.3	Indenture, dated as of July 17, 1998, between AMETEK, Inc., as Issuer, and Chase Manhattan Trust Company, National Association, as Trustee relating to the Notes, dated July 17, 1998.	Exhibit 4.1 to Form 10-Q dated June 30, 1998, SEC File No. 1-12981.
4.4	Purchase Agreement between AMETEK, Inc. and Salomon Brothers Inc., BancAmerica Robertson Stephens and BT Alex. Brown Incorporated, as initial purchasers, dated July 14, 1998.	Exhibit 4.3 to Form S-4 dated August 11, 1998, SEC File No. 1-12981.
10.1	AMETEK, Inc. Retirement Plan for Directors, as amended and restated to October 13, 1997.*	Exhibit 10.8 to 1997 Form 10-K, SEC File No. 1-12981.
10.2	Amendment No. 1 to the AMETEK, Inc. Retirement Plan for Directors.*	Exhibit 10.1 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.3	AMETEK, Inc. Death Benefit Program for Directors, pursuant to which the Company has entered into agreements, restated January 1, 1987, with certain directors and one former director of the Company (the “Directors Program”).*	Exhibit (10)(y) to 1987 Form 10-K, SEC File No. 1-168.
10.4	Amendment No. 1 to the Directors Program.*	Exhibit (10)(z) to 1987 Form 10-K, SEC File No. 1-168.
10.5	The AMETEK Retirement and Savings Plan, as restated and amended to January 1, 2002 (the “Savings Plan”).*	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-168.
10.6	Amendment No. 1 to the Savings Plan.*	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-168.
10.7	Reorganization and Distribution Agreement by and between the Company and Ketema, Inc. (the “Reorganization and Distribution Agreement”).	Exhibit (2) to Form 8-K dated November 30, 1988, SEC File No. 1-168.
10.8	Agreements between the Company and Ketema, Inc. amending certain provisions of the Reorganization and Distribution Agreement.	Exhibit 10.56 to 1991 Form 10-K, SEC File No. 1-168.
10.9	Benefits Agreement by and between the Company and Ketema, Inc.	Exhibit (10)(ss) to 1988 Form 10-K, SEC File No. 1-168.
10.10	Tax Agreement by and between the Company and Ketema, Inc.	Exhibit (10)(tt) to 1988 Form 10-K, SEC File No. 1-168.
10.11	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit (10)(ww) to 1989 Form 10-K, SEC File No. 1-168.
10.12	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.
10.13	Supplemental Senior Executive Death Benefit Plan, effective as of January 1, 1992 (the “Senior Executive Plan”).*	Exhibit 10.41 to 1992 Form 10-K, SEC File No. 1-168.
10.14	Amendment No. 1 to the Senior Executive Plan.*	Exhibit 10.42 to 1992 Form 10-K, SEC File No. 1-168.
10.15	The 1997 Stock Incentive Plan of AMETEK, Inc. (the “1997 Plan”).*	Exhibit 10.31 to 1997 Form 10-K, SEC File No. 1-12981.
10.16	Amendment No. 1 to the 1997 Plan.*	Exhibit 10.35 to 1999 Form 10-K, SEC File No. 1-12981.
10.17	Amendment No. 2 to the 1997 Plan.*	Exhibit 10.36 to 1999 Form 10-K, SEC File No. 1-12981.
10.18	Amendment No. 3 to the 1997 Plan.*	Exhibit 10.2 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.19	Amendment No. 4 to the 1997 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.20	Amendment No. 5 to the 1997 Plan.*	Exhibit 10.4 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.21	1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.22	Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.23	Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.24	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.25	Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.26	Amendment No. 5 to the 1999 Plan.*	Exhibit 10.5 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.27	Amendment No. 6 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.28	2002 Stock Incentive Plan of AMETEK, Inc. (the “2002 Plan”).*	Exhibit 10.81 to Form S-8 dated August 12, 2002, SEC File No. 333-97969.
10.29	Amendment No. 1 to the 2002 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.30	Amendment No. 2 to the 2002 Plan.*	Exhibit 10.36 to 2003 Form 10-K, SEC File No. 1-12981.
10.31	Amendment No. 3 to the 2002 Plan.*	Exhibit 10.2 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.32	Amendment No. 4 to the 2002 Plan.*	Exhibit 10.3 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.33	Amendment No. 5 to the 2002 Plan.*		X
10.34	Supplemental Executive Retirement Plan.	Exhibit 10.3 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.
10.35	Amendment No. 1 to the Supplemental Executive Retirement Plan.	Exhibit 10.40 to 1999 Form 10-K, SEC File No. 1-12981.
10.36	Amendment No. 2 to the Supplemental Executive Retirement Plan.	Exhibit 10.1 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.37	Amendment No. 3 to the Supplemental Executive Retirement Plan.	Exhibit 10.53 to 2002 Form 10-K, SEC File No. 1-12981.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.38	Employees’ Retirement Plan of AMETEK, Inc., as restated to January 1, 2002.*	Exhibit 10.2 to Form 10-Q, dated March 31, 2003, SEC File No. 1-12981.
10.39	Amendment No. 1 to the Retirement Plan.*	Exhibit 10.2 to Form 10-Q, dated June 30, 2003, SEC File No. 1-12981.
10.40	AMETEK 401(k) Plan for Acquired Businesses, as restated to January 1, 2002.*	Exhibit 10.1 to Form 10-Q dated March 31, 2003, SEC File No. 1-12981.
10.41	Amendment No. 1 to the AMETEK 401(k) Plan for Acquired Businesses.	Exhibit 10.45 to 2003 Form 10-K, SEC File No. 1-12981.
10.42	Receivables Purchase Agreement dated as of October 1, 1999 among AMETEK, Inc., Rotron Incorporated and AMETEK Receivables Corp.	Exhibit 10.1 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.
10.43	First Amendment to the Receivables Purchase Agreement dated as of March 31, 2001.	Exhibit 10.1 to Form 10-Q dated March 31, 2001, SEC File No. 1-12981.
10.44	Second Amendment to the Receivables Purchase Agreement dated as of June 3, 2002.	Exhibit 10.2 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.45	Third Amendment to the Receivables Purchase Agreement dated as of June 28, 2002.	Exhibit 10.3 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.46	Receivables Sale Agreement dated as of October 1, 1999 among AMETEK Receivables Corp., AMETEK, Inc., ABN AMRO Bank N.V., and Amsterdam Funding Corporation.	Exhibit 10.2 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.
10.47	First Amendment to the Receivables Sale Agreement dated as of September 29, 2000.	Exhibit 10.3 to Form 10-Q dated September 30, 2000, SEC File No. 1-12981.
10.48	Second Amendment to the Receivables Sale Agreement dated as of October 31, 2000.	Exhibit 10.65 to 2000 Form 10-K, SEC File No. 1-12981.
10.49	Third Amendment to the Receivables Sale Agreement dated as of November 28, 2000.	Exhibit 10.66 to 2000 Form 10-K, SEC File No. 1-12981.
10.50	Fourth Amendment to the Receivables Sale Agreement dated as of March 31, 2001.	Exhibit 10.2 to Form 10-Q dated March 31, 2001, SEC File No. 1-12981.
10.51	Fifth Amendment to the Receivables Sale Agreement dated as of September 28, 2001.	Exhibit 10.72 to 2001 Form 10-K, SEC File No. 1-12981.
10.52	Sixth Amendment to the Receivables Sale Agreement dated as of November 30, 2001.	Exhibit 10.73 to 2001 Form 10-K, SEC File No. 1-12981.
10.53	Seventh Amendment to the Receivables Sale Agreement dated as of June 3, 2002.	Exhibit 10.4 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.54	Eighth Amendment to the Receivables Sale Agreement dated as of June 28, 2002.	Exhibit 10.5 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.55	Ninth Amendment to the Receivables Sale Agreement dated as of November 29, 2002.	Exhibit 10.84 to 2002 Form 10-K, SEC File No. 1-12981.
10.56	Tenth Amendment to the Receivables Sale Agreement dated as of December 27, 2002.	Exhibit 10.85 to 2002 Form 10-K, SEC File No. 1-12981.
10.57	Eleventh Amendment to the Receivables Sale Agreement dated as of November 28, 2003.	Exhibit 10.61 to 2003 Form 10-K, SEC File No. 1-12981.
10.58	Twelfth Amendment to the Receivables Sale Agreement dated as of December 23, 2003.	Exhibit 10.62 to 2003 Form 10-K, SEC File No. 1-12981.
10.59	Thirteenth Amendment to the Receivables Sale Agreement dated as of January 6, 2004.	Exhibit 10.63 to 2003 Form 10-K, SEC File No. 1-12981.
10.60	Fourteenth Amendment to the Receivables Sale Agreement dated as of December 21, 2004.		X
10.61	AMETEK, Inc. Deferred Compensation Plan.	Exhibit 10.3 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.
10.62	1997 Stock Incentive Plan Restricted Stock Agreement dated December 15, 2000.	Exhibit 10.68 to 2000 Form 10-K, SEC File No. 1-12981.
10.63	1999 Stock Incentive Plan Restricted Stock Agreement dated December 15, 2000.	Exhibit 10.69 to 2000 Form 10-K, SEC File No. 1-12981.
10.64	Termination and Change-of-Control Agreement between AMETEK, Inc. and a named executive dated May 18, 2004.	Exhibit 10.2 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.65	Employment agreement between AMETEK, Inc. and a former executive, dated January 1, 2001.	Exhibit 10.71 to 2000 Form 10-K, SEC File No. 1-12981.
10.66	Credit Agreement dated as of September 17, 2001, among the Company, Various Lending Institutions, First Union National Bank and PNC Bank N.A., as Syndication Agents, Bankers Trust Company as Document Agent, and The Chase Manhattan Bank, as Administrative Agent.	Exhibit 10.1 to Form 10-Q dated September 30, 2001, SEC File No. 1-12981.
10.67	First Supplemental Indenture to Credit Agreement dated as of September 17, 2001.	Exhibit 10.80 to 2001 Form 10-K, SEC File No. 1-12981.
10.68	First Amendment to Credit Agreement dated as of April 23, 2003.	Exhibit 10.1 to Form 10-Q dated June 30, 2003, SEC File No. 1-12981.
10.69	Second Amendment to Credit Agreement dated as of February 25, 2004.	Exhibit 10.72 to 2003 Form 10-K, SEC File No. 1-12981.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.70	Third Amendment to Credit Agreement dated as of March 11, 2004.	Exhibit 10.1 to Form 10-Q dated March 31, 2004, SEC File No. 1-12981.
10.71	Fourth Amendment to Credit Agreement dated as of November 21, 2004.		X
12	Statement regarding computation of ratio of earnings to fixed charges.		X
21	Subsidiaries of the Registrant.		X
23	Consent of Independent Registered Public Accounting Firm.		X
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.