Form 10-Q
period 2005-03-31
AMETEK INC/
filed 2005-05-06
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-12981

AMETEK, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	14-1682544

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 North Valley Road, Building 4, P.O. Box 1764, Paoli, Pennsylvania 19301-0801

(Address of principal executive offices)
(Zip Code)

     Registrant’s telephone number, including area code 610-647-2121

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 29, 2005 was 69,652,178 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except per share amounts)

	Three months ended
	March 31,
	2005	2004
Net sales	$334,096	$291,423

Expenses:
Cost of sales, excluding	233,290	208,362
depreciation
Selling, general and	37,439	30,890
administrative
Depreciation	8,331	8,674

Total expenses	279,060	247,926

Operating income	55,036	43,497
Other income (expenses):
Interest expense	(7,632)	(6,411)
Other, net	158	(326)

Income before income taxes	47,562	36,760
Provision for income taxes	15,523	12,096

Net Income	$32,039	$24,664

Basic earnings per share	$0.47	$0.37

Diluted earnings per share	$0.46	$0.36

Average common shares outstanding:
Basic shares	68,704	67,278

Diluted shares	70,277	68,651

Dividends per share	$0.06	$0.06

See accompanying notes.

AMETEK, Inc.
CONSOLIDATED BALANCE SHEET
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$38,807	$37,582
Marketable securities	6,649	11,393
Receivables, less allowance for possible losses	232,763	217,329
Inventories	172,687	168,523
Deferred income taxes	4,984	5,201
Other current assets	23,351	21,912

Total current assets	479,241	461,940

Property, plant and equipment, at cost	644,795	650,437
Less accumulated depreciation	(444,294)	(442,895)

	200,501	207,542

Goodwill, net of accumulated amortization	589,249	601,007
Other intangibles, investments and other assets	162,259	149,863

Total assets	$1,431,250	$1,420,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$29,237	$49,943
Accounts payable	115,994	109,036
Accruals	106,405	113,859

Total current liabilities	251,636	272,838

Long-term debt	397,904	400,177

Deferred income taxes	49,965	49,441

Other long-term liabilities	39,501	38,314

Stockholders’ equity:
Common stock	709	704
Capital in excess of par value	62,463	52,182
Retained earnings	668,771	640,856
Accumulated other comprehensive losses	(15,056)	(9,643)
Treasury stock	(24,643)	(24,517)

	692,244	659,582

Total liabilities and stockholders’ equity	$1,431,250	$1,420,352

See accompanying notes.

AMETEK, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2005	2004
Cash provided by (used for):
Operating activities:
Net income	$32,039	$24,664
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	9,257	9,354
Deferred income taxes	1,449	1,946
Net change in assets and liabilities	(17,227)	(845)
Pension contribution	(5,000)	—
Other	1,264	6,060

Total operating activities	21,782	41,179

Investing activities:
Additions to property, plant and equipment	(4,488)	(4,483)
Other	3,999	(223)

Total investing activities	(489)	(4,706)

Financing activities:
Net change in short-term borrowings	(20,703)	(30,147)
Reduction in long-term borrowings	—	(1,833)
Cash dividends paid	(4,125)	(4,034)
Proceeds from stock options	5,219	2,886

Total financing activities	(19,609)	(33,128)

Effect of exchange rate changes on cash and cash equivalents	(459)	—

Increase in cash and cash equivalents	1,225	3,345

Cash and cash equivalents:
As of January 1	37,582	14,313

As of March 31	$38,807	$17,658

See accompanying notes.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 1 – Financial Statement Presentation

     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2005, and the consolidated results of its operations and its cash flows for the three-month periods ended March 31, 2005 and 2004 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Note 2 – Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision to SFAS No. 123, “Accounting for Stock Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will require the Company to expense the fair value of grants made under its employee stock award plans. That cost will be recognized over the vesting period of the grants. SFAS No. 123(R) was to be effective at the beginning of the first interim period after June 15, 2005. However, in April 2005, the Securities and Exchange Commission issued new guidelines, which amend the SFAS 123(R) adoption date to be effective for fiscal years beginning after June 15, 2005. The Company has decided to take advantage of this six-month delay and will adopt SFAS No. 123(R) as of January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Upon adoption of SFAS No. 123(R), amounts previously disclosed on a pro forma basis under SFAS No. 123 will be recorded in the consolidated statement of income, although the actual amounts to be recorded may be different. The Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on the level of share-based payments granted in the future. In addition, the Company is still assessing the appropriate method of adoption.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends the guidance in ARB No.43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated results of operations, financial position or cash flows.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 3 – Earnings Per Share

     The calculation of basic earnings per share for the three-month periods ended March 31, 2005 and 2004 is based on the average number of common shares considered outstanding during the period. The calculation of diluted earnings per share for such periods reflects the effect of all potentially dilutive securities (primarily outstanding common stock options and restricted stock grants). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	Weighted average shares (In thousands)
	Three months ended March 31,
	2005	2004
Basic shares	68,704	67,278
Stock option and award plans	1,573	1,373

Diluted shares	70,277	68,651

Note 4 – Goodwill

     At March 31, 2005 and December 31, 2004, goodwill totaled $589.2 million and $601.0 million, respectively. Goodwill by segment at March 31, 2005 and December 31, 2004 was: Electronic Instrument Group (EIG) – $365.2 million and $366.6 million, respectively; Electromechanical Group (EMG) – $224.0 million and $234.4 million, respectively. The net decrease in total goodwill since December 31, 2004 is primarily due to an update of the purchase price allocation related to the 2004 acquisitions as well as the translation effect of changes in foreign currency exchange rates during the period.

Note 5 – Inventories

     The components of inventory stated primarily at lower of last in, first out (LIFO), cost or market are:

	(In thousands)
	March 31,	December 31,
	2005	2004
Finished goods and parts	$42,203	$40,956
Work in process	40,590	40,203
Raw materials and purchased parts	89,894	87,364

	$172,687	$168,523

     Inventory increased $4.2 million from December 31, 2004 to March 31, 2005. The increase in inventory is primarily due to the build up of inventory to meet increased sales levels and a temporary delay in shipments under certain military programs.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 6 – Comprehensive Income

     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.

     The following table presents comprehensive income for the three-month periods ended March 31, 2005 and 2004:

	(In thousands)
	Three months ended March 31,
	2005	2004
Net income	$32,039	$24,664
Foreign currency translation adjustment	(3,991)	(1,788)
Foreign currency net investment hedge	(554)	219
Unrealized (loss) gain on marketable securities	(868)	188

Total comprehensive income	$26,626	$23,283

Note 7 – Segment Disclosure

     The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production process, distribution methods, and management organizations.

     At March 31, 2005, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2004, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three-month periods ended March 31, 2005 and 2004 can be found in the table on page 12 in the Management Discussion & Analysis section of this Report.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 8 – Pro Forma Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock award plans, which recognizes expense based on the intrinsic value of the awards at the date of grant. Since stock options are issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense is generated related to these types of awards. Had the Company accounted for stock options in accordance with the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company would have reported the following pro forma results for the three-month periods ended March 31, 2005 and 2004:

	(In thousands, except per share data)
	Three months ended March 31,
	2005	2004
Net income:
Net income, as reported	$32,039	$24,664
Add:
Stock-based employee compensation expense included in reported net income	388	—
Deduct:
Total stock-based compensation expense, determined under the fair-value method for all awards, net of tax	(1,455)	(942)

Pro forma net income	$30,972	$23,722

Net income per share:
Basic:
As reported	$0.47	$0.37
Pro forma	$0.45	$0.35
Diluted:
As reported	$0.46	$0.36
Pro forma	$0.44	$0.35

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 9 – Retirement and Pension Plans

     The following table reports total net pension expense and includes the components of net pension expense recognized under SFAS No. 87 for the three-month periods ended March 31, 2005 and 2004 in accordance with the interim disclosure requirements of SFAS No. 132-R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106”.

	(In thousands)
	Three months ended March 31,
	2005	2004
Defined benefit plans:
Service cost	$1,627	$864
Interest cost	5,870	3,751
Expected return on plan assets	(7,824)	(4,660)
Net amortization	827	1,018

Total net pension expense recognized under SFAS No. 87	500	973

Other plans:
Defined contribution plans	2,175	1,750
Supplemental retirement plan	138	100
Foreign plans and other	551	525

Total other plans	2,864	2,375

Total net pension expense	$3,364	$3,348

     In the first quarter of 2005, the Company made a $5.0 million contribution to its U.S. defined benefit pension plans. For the full year 2005, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $6 million. This estimate is unchanged from the amount disclosed in the Company’s 2004 Form 10-K.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 10 – Product Warranties

     The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

     Changes in the Company’s accrued product warranty obligation for the three-months ended March 31, 2005 and 2004 were as follows:

	(In thousands)
	Three-months ended March 31,
	2005	2004
Balance, beginning of year	$7,301	$6,895
Accruals for warranties issued during the period	2,288	1,299
Settlements made during the period	(1,532)	(1,147)
Changes in liability for pre-existing warranties, including expirations during the period	(154)	(245)

Balance, end of period	$7,903	$6,802

     Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth reportable segment operating results, consolidated operating income, and income before income taxes:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Net sales
Electronic Instruments	$180,921	$150,646
Electromechanical	153,175	140,777

Consolidated net sales	$334,096	$291,423

Operating income and income before income taxes
Electronic Instruments	$36,877	$26,121
Electromechanical	24,701	23,324

Total segment operating income	61,578	49,445
Corporate and other	(6,542)	(5,948)

Consolidated operating income	55,036	43,497
Interest and other expenses, net	(7,474)	(6,737)

Consolidated income before income taxes	$47,562	$36,760

Operations for the first quarter of 2005 compared with the first quarter of 2004

     In the first quarter of 2005, the Company posted record sales, operating income, net income and diluted earnings per share. The Company achieved these results from strong internal growth in both the Electronic Instruments (EIG) and Electromechanical (EMG) Groups as well as contributions by the Hughes-Treitler business acquired in July 2004 and the Taylor Hobson business acquired in June 2004. The Company continued to see favorable market conditions in most of its businesses in the first quarter of 2005. The 2004 acquisitions enabled the Company to post record order input in the first quarter of 2005. Based on solid internal sales growth in the first quarter of 2005, the Company expects favorable market conditions to continue for the remainder of 2005.

     Net sales for the first quarter of 2005 were $334.1 million, an increase of $42.7 million or 14.6%, when compared with sales of $291.4 million in the first quarter of 2004. Net sales for EIG increased due to strong internal growth in the aerospace, industrial, and process and analytical instruments markets as well as the June 2004 acquisition of Taylor Hobson. Net sales for EMG increased due to the July 2004 acquisition of Hughes-Treitler and strength in EMG’s differentiated businesses.

AMETEK, Inc.

Results of Operations (continued)

     Sales of both segments benefited from $3.3 million in favorable foreign currency impacts, primarily from the Euro and the British pound sterling. The 2004 acquisitions increased consolidated sales for the first quarter of 2005 by $23.5 million, or 7.0%. International sales increased to $148.8 million, or 44.6% of consolidated sales, an increase of $24.4 million when compared with $124.4 million in the same period of 2004.

     New orders for the first quarter of 2005 were a record $342.7 million, an increase of $26.4 million or 8.3% when compared with the same quarter in 2004. The Company’s backlog of unfilled orders at March 31, 2005 was $349.4 million, an increase of $8.6 million or 2.5% from December 31, 2004. The increase in order backlog was due to favorable market conditions in the Company’s differentiated businesses.

     Segment operating income for the first quarter 2005 was $61.6 million, an increase of $12.2 million or 24.7% from $49.4 million in the first quarter 2004. Segment operating income as a percentage of sales was 18.4% in the first quarter of 2005 compared with 17.0% of sales in the first quarter of 2004. The increase in segment operating income resulted from the increase in sales volume, including the profit contributions made by the 2004 acquisitions, as well as the benefits from the Company’s operational excellence strategy on the higher sales level. The strategy includes the continued migration of production to low-cost locales and aggressively maintaining an overall lower cost structure.

     Selling, general and administrative expenses were $37.4 million in the first quarter of 2005, an increase of $6.5 million or 21.0% when compared with the first quarter of 2004. Selling expenses as a percentage of sales, increased to 9.3% of sales in the first quarter of 2005 compared with 8.6% of sales in the first quarter of 2004. The selling expense increase, and the corresponding increase in selling expenses as a percentage of sales, is due primarily to the businesses acquired in 2004. Base business selling expenses increased 7%, in line with internal sales growth. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses.

     Corporate administrative expenses for the first quarter of 2005 were $6.5 million, an increase of $0.6 million when compared with the same period in 2004. The increased expense was primarily the result of the increase in the level of business.

     Consolidated operating income totaled $55.0 million, or 16.5% of sales for the first quarter of 2005, compared with $43.5 million, or 14.9% of sales for the first quarter of 2004, an increase of $11.5 million, or 26.4%.

AMETEK, Inc.

Results of Operations (continued)

     Interest expense was $7.6 million in the first quarter 2005, an increase of $1.2 million or 18.8%, compared with $6.4 million in the first quarter in 2004, due to a higher fixed interest rate on British pound sterling long-term debt related to the Taylor Hobson acquisition. Other income, net was $0.2 million in the first quarter of 2005, compared with other expenses, net of $0.3 million for the same period in 2004, a $0.5 million increase. The increase was primarily the result of an increase in realized gains associated with the sale of marketable securities by the Company’s captive insurance subsidiary.

     The effective tax rate for the first quarter of 2005 was 32.6%, compared with 32.9% for the same period of 2004. The lower tax rate in 2005 is primarily the result of a tax refund stemming from the filing of certain amended U.S. income tax returns.

     Net income for the first quarter 2005 totaled $32.0 million, an increase of $7.4 million or 30.0%, when compared with the first quarter of 2004. Diluted earnings per share were $0.46, an increase of $0.10 or 27.8%, when compared with $0.36 for the first quarter of 2004.

Segment Results

     Electronic Instruments Group (“EIG”) sales were $180.9 million in the first quarter 2005, an increase of $30.3 million or 20.1% from the same quarter of 2004. The sales increase was due to strong internal growth in EIG’s aerospace, industrial, and process and analytical instruments markets as well as the 2004 acquisition of Taylor Hobson. The 2004 acquisition increased the first quarter of 2005 Group sales by 11.0%.

     EIG’s operating income for the first quarter of 2005 was $36.9 million, an increase of $10.8 million or 41.4%, when compared with $26.1 million for the same quarter of 2004. The increase in operating income was primarily driven by the Company’s leveraging of the benefits from its operational excellence strategy on a higher sales level. Operating margins were 20.4% of sales in the first quarter of 2005 compared with 17.3% of sales in the first quarter of 2004. The higher margin was due to the acquired business and the favorable effects of cost reduction initiatives.

     Electromechanical Group (EMG) sales totaled $153.2 million in the first quarter of 2005, an increase of $12.4 million or 8.8% from the same quarter of 2004. The sales increase was primarily due to the 2004 acquisition of Hughes-Treitler, strong internal growth and favorable foreign currency translation impacts of $2.1 million.

AMETEK, Inc.

Results of Operations (continued)

     Operating income of EMG was $24.7 million for the first quarter 2005, an increase of $1.4 million or 6.0% from the same quarter of 2004. The operating income increase was mainly due to the strength of the Group’s differentiated businesses, the 2004 acquisition, and the effect of cost reduction initiatives on a higher sales level. Operating margins were 16.1% of sales in the first quarter of 2005, compared with 16.6% of sales in the first quarter of 2004. The margin decrease was primarily driven by a temporary delay in shipment of certain high margin military aerospace products, which resulted in an unfavorable change in product mix in the first quarter of 2005.

Financial Condition

     Liquidity and Capital Resources

     Cash provided by operating activities totaled $21.8 million for the first quarter of 2005, compared with cash provided of $41.2 million in the first quarter 2004, a decrease of $19.4 million. The decrease was primarily the result of higher operating working capital associated with the increased level of business, along with a $5 million pension contribution in the first quarter of 2005. The first quarter of 2004 included $13.5 million of net cash proceeds associated with an insurance claim and certain tax refunds. The overall decrease was partially offset by higher earnings in the first quarter of 2005.

     Cash used for investing activities totaled $0.5 million in the first quarter 2005, compared with cash used of $4.7 million in the same quarter of 2004. Additions to property, plant and equipment in the first quarter 2005 totaled $4.5 million, unchanged when compared with the same quarter of 2004. Other investing proceeds were $4.0 million in the first quarter 2005, primarily from the sale of marketable securities, compared with $0.2 million in the same period in 2004.

     Cash used for financing activities in the first quarter of 2005 totaled $19.6 million, compared with cash used for financing activities of $33.1 million in the same quarter of 2004. In the first quarter of 2005, borrowings decreased by $20.7 million, compared with a decrease in borrowings of $32.0 million in the first quarter of 2004. At March 31, 2005, the Company had strong borrowing capacity. It had $271.5 million available under its $300 million revolving bank credit facility, and $55 million available under its $75 million accounts receivable securitization agreement.

     At March 31, 2005, total debt outstanding was $427.1 million, compared with $450.1 million at December 31, 2004. Debt-to-capital improved to 38.2%, from 40.6% at December 31, 2004.

     Net cash proceeds from the exercise of employee stock options totaled $5.2 million in the first quarter of 2005, compared with $2.9 million for the same period of 2004.

AMETEK, Inc.

     Financial Condition (continued)

     As a result of the activities discussed above, the Company’s cash and cash equivalents at March 31, 2005 totaled $38.8 million, compared with $37.6 million at December 31, 2004. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

Forward-looking Information

     Information contained in this discussion, other than historical information, are considered “forward-looking statements” and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company’s 2004 Form 10-K as filed with the Securities and Exchange Commission.

Item 4. Controls and Procedures

     The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of March 31, 2005. Such evaluation did not identify any change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMETEK, Inc.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of AMETEK, Inc. (the “Company”) was held on April 26, 2005. The following matters were voted on at the Annual Meeting and received the number of votes indicated:

1)	Election of Directors. The following nominees were elected to the Board of Directors for the terms expiring in 2008:

	Number of Shares
		Voted against
Nominee	Voted for	or withheld
Sheldon S. Gordon	62,753,259	2,012,684

Frank S. Hermance	62,930,002	1,835,941

David P. Steinmann	62,973,855	1,792,088

Of the remaining five Board members, Helmut N. Friedlaender, James R. Malone and Elizabeth R. Varet terms expire in 2006. Lewis G. Cole and Charles D. Klein terms expire in 2007.

2)	Approval of an Amendment to the 2002 Stock Incentive Plan of AMETEK, Inc. The stockholders approved the amendment to increase the maximum number of shares that may be awarded as restricted shares, stock appreciation rights, phantom stock awards and phantom units from 400,000 to 1,200,000 and increase the maximum number of shares of the Plan that may be awarded to any single individual during the duration of the Plan from 600,000 to 1,400,000. There were 52,081,158 shares voted for approval, 4,780,577 shares voted against, and 851,947 abstentions.

3)	Appointment of Independent Registered Public Accounting Firm. The Stockholders ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the Company for the year 2005. There were 62,898,170 shares voted for approval, 1,703,436 shares voted against, and 164,337 abstentions.

Item 6. Exhibits

a) Exhibits:

Exhibit
Number	Description
10.1	Amendment No. 1 dated April 27, 2005, to the Termination and Change-of-Control Agreement dated May 18, 2004, between AMETEK, Inc. and a named executive.
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMETEK, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc. (Registrant)
By /s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President & Comptroller (Principal Accounting Officer)

May 6, 2005