Form 10-K/A
period 2004-12-31
AMETEK INC/
filed 2005-07-01
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-12981

AMETEK, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14-1682544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 North Valley Road, Paoli, PA	19301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(610) 647-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each on which registered
Common Stock, $0.01 Par Value (voting)	New York Stock Exchange
Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
7.20% Senior Notes due 2008
Title of Class

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was $2,100,714,407, the last business day of registrant’s most recently completed second fiscal quarter.

     The number of shares of common stock outstanding as of February 28, 2005, was 69,050,223.

Documents Incorporated By Reference

     Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on April 26, 2005.

Explanatory Note

     AMETEK, Inc. hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 originally filed with Securities and Exchange Commission on March 8, 2005 (the “Original 10-K”) as set forth below and in the pages attached hereto:

     Item 9A. Controls and Procedures

     Item 15(3). Exhibits

     Signatures

Except for the revision to Item 9A and other amendments described above, this Amendment No. 1 to the Annual Report on Form 10-K/A does not modify or update other disclosures in, or exhibits to the Original 10-K.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of December 31, 2004.

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

     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is a reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 15(3). EXHIBITS

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, the registrant has duly caused this Amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
Dated: June 30, 2005	By:	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President & Comptroller (Principal Accounting Officer)

2