Form 10-Q
period 2005-06-30
AMETEK INC/
filed 2005-08-05
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
(Zip Code)
     Registrant’s telephone number, including area code 610-647-2121
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 29, 2005 was 69,931,560 shares.

AMETEK, Inc.
Form 10-Q

Page Number
Part I. Financial Information

Item 1. Financial Statements

Consolidated Statement of Income for the Three and Six Months Ended June 30, 2005 and 2004	3
Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004	4
Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2005 and 2004	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	20

Part II. Other Information

Item 6. Exhibits	21

Signatures	22
2002 Stock Incentive Plan Restricted Stock Agreement
Credit Agreement dated as of September 17, 2001 and amended and restated as of June 17, 2005
Certification of Chief Executive Officer, Pursuant to Section 302
Certification of Chief Financial Officer, Pursuant to Section 302
Certification of Chief Executive Officer, Pursuant to Section 906
Certification of Chief Financial Officer, Pursuant to Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$352,051	$303,917	$686,147	$595,340

Expenses:
Cost of sales, excluding depreciation	242,123	215,583	475,413	423,945
Selling, general and administrative	40,567	31,952	78,006	62,842
Depreciation	8,586	8,902	16,917	17,576

Total expenses	291,276	256,437	570,336	504,363

Operating income	60,775	47,480	115,811	90,977
Other income (expenses):
Interest expense	(7,702)	(6,724)	(15,334)	(13,135)
Other, net	(360)	289	(202)	(37)

Income before income taxes	52,713	41,045	100,275	77,805
Provision for income taxes	17,531	13,378	33,054	25,474

Net income	$35,182	$27,667	$67,221	$52,331

Basic earnings per share	$0.51	$0.41	$0.98	$0.78

Diluted earnings per share	$0.50	$0.40	$0.95	$0.76

Average common shares outstanding:
Basic shares	69,075	67,569	68,889	67,373

Diluted shares	70,644	68,914	70,461	68,783

Dividends per share	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

AMETEK, Inc.
CONSOLIDATED BALANCE SHEET
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$53,350	$37,582
Marketable securities	7,231	11,393
Receivables, less allowance for possible losses	246,505	217,329
Inventories	179,876	168,523
Deferred income taxes	5,483	5,201
Other current assets	25,399	21,912

Total current assets	517,844	461,940

Property, plant and equipment, at cost	645,602	650,437
Less accumulated depreciation	(443,555)	(442,895)

	202,047	207,542

Goodwill, net of accumulated amortization	664,988	601,007
Other intangibles, net of accumulated amortization	96,289	79,259
Investments and other assets	77,313	70,604

Total assets	$1,558,481	$1,420,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$6,843	$49,943
Accounts payable	121,999	109,036
Accruals	134,504	113,859

Total current liabilities	263,346	272,838

Long-term debt	485,814	400,177

Deferred income taxes	50,621	49,441

Other long-term liabilities	39,019	38,314

Stockholders’ equity:
Common stock	711	704
Capital in excess of par value	60,981	52,182
Retained earnings	699,817	640,856
Accumulated other comprehensive losses	(24,260)	(9,643)
Treasury stock	(17,568)	(24,517)

	719,681	659,582

Total liabilities and stockholders’ equity	$1,558,481	$1,420,352

See accompanying notes.

AMETEK, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2005	2004
Cash provided by (used for):

Operating activities:
Net income	$67,221	$52,331
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	18,708	18,693
Deferred income taxes	2,904	4,550
Net change in assets and liabilities	(11,977)	(5,288)
Pension contribution	(5,000)	—
Other	(3,470)	6,860

Total operating activities	68,386	77,146

Investing activities:
Additions to property, plant and equipment	(9,552)	(8,969)
Purchase of businesses	(97,959)	(93,822)
Other	2,686	(703)

Total investing activities	(104,825)	(103,494)

Financing activities:
Net change in short-term borrowings	(42,805)	(58,344)
Additional long-term borrowings	97,484	97,356
Reduction in long-term borrowings	—	(2,036)
Cash dividends paid	(8,261)	(8,097)
Proceeds from stock options	8,041	9,695

Total financing activities	54,459	38,574

Effect of exchange rate changes on cash and cash equivalents	(2,252)	—

Increase in cash and cash equivalents	15,768	12,226

Cash and cash equivalents:
As of January 1	37,582	14,313

As of June 30	$53,350	$26,539

See accompanying notes.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
Note 1 — Financial Statement Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist only of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2005, and the consolidated results of its operations for the three- and six-month periods ended June 30, 2005 and 2004 and its cash flows for the six month periods ended June 30, 2005 and 2004 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.
Note 2 — Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” a revision to SFAS No. 123, “Accounting for Stock Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will require the Company to expense the fair value of grants made under its employee stock award plans. That cost will be recognized over the vesting period of the grants. SFAS No. 123(R) was to be effective at the beginning of the first interim period after June 15, 2005. However, in April 2005, the Securities and Exchange Commission issued new guidelines, which amends the SFAS 123(R) adoption date to be effective for fiscal years beginning after June 15, 2005. The Company has decided to take advantage of the six-month delay and will adopt SFAS No. 123(R) as of January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Upon adoption of SFAS No. 123(R), amounts previously disclosed on a pro forma basis under SFAS No. 123 will be recorded in the consolidated statement of income, although the actual amounts to be recorded may be different. The Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on various factors, including the level of share-based payments granted in the future. In addition, the Company is still assessing the appropriate method of adoption.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
Note 3 — Earnings Per Share
     The calculation of basic earnings per share for the three- and six-month periods ended June 30, 2005 and 2004 is based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options and restricted stock grants). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

	Weighted average shares (In thousands)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic shares	69,075	67,569	68,889	67,373
Stock option and award plans	1,569	1,345	1,572	1,410

Diluted shares	70,644	68,914	70,461	68,783

Note 4 — Acquisitions
     On June 13, 2005, the Company acquired SPECTRO Beteiligungs GmbH (“SPECTRO”), the holding company of SPECTRO Analytical Instruments GmbH & Co KG and its affiliates from an investor group led by German Equity Partners BV for approximately 80 million Euro in cash, or $96.9 million, net of cash received. Additionally, with the acquisition of SPECTRO, the Company assumed specified contingent liabilities arising out of certain previous business activities of SPECTRO. SPECTRO is a leading global supplier of Atomic Spectroscopy analytical instrumentation. With its headquarters in Kleve, Germany, SPECTRO has expected annualized sales of 85 million Euro, or $104 million. SPECTRO is a part of the Company’s Electronic Instruments Group.
     Also in the second quarter of 2005, the Company acquired a small line of patented technology and other proprietary and intellectual assets for $1.7 million in cash from Xtreme Energy, a privately held developer of brushless DC micro-motors for healthcare, aerospace and other specialized industrial applications. The technology and assets acquired are part of the Company’s technical motor business in the Electromechanical Group.
     The operating results of the SPECTRO acquisition are included in the Company’s consolidated results from the date of acquisition.
     The acquisitions have been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” The following table represents the tentative allocation of the aggregate purchase price for SPECTRO and the Xtreme Energy technology based on their estimated fair values:

In millions
Property, plant and equipment	$7.8
Goodwill	82.2
Other intangible assets	12.7
Net working capital	(4.1)

Total net assets	$98.6

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from expanding its elemental analysis capabilities in the metal production and processing, environmental testing, hydrocarbon processing, aerospace, food processing, and pharmaceutical markets from the acquisition of SPECTRO. It is also reflective of benefits to be realized by the Company from the addition of a unique line of small high-efficiency motors to our existing differentiated technical motor business from the Xtreme Energy technology acquisition.
     The $12.7 million assigned to other intangible assets have estimated lives from 6 to 15 years.
     For the SPECTRO acquisition, the Company is in the process of completing third party valuations of certain tangible and intangible assets and updating the acquired contingent liabilities. Therefore, the allocation of its purchase price is subject to revision.
     Had the acquisition of SPECTRO been made at the beginning of 2005, net sales, net income and diluted earnings per share for the three- and six-month periods ended June 30, 2005 would not have been materially different than the amounts reported.
     Had the acquisitions of Taylor Hobson and Hughes-Treitler, which were acquired in June and July of 2004, respectively, and SPECTRO acquired in June 2005 been made at the beginning of 2004, pro forma net sales for the three- and six-month periods ended June 30, 2004 would have been $350.6 million and $692.1 million respectively. Net income and diluted earnings per share for the respective periods of 2004 would not have been materially different than the amounts reported.
Note 5 — Goodwill
     As of June 30, 2005 and December 31, 2004, goodwill consisted of the following:

		(In millions)
	EIG	EMG	Total
Balance December 31, 2004	$366.6	$234.4	$601.0
Increase from 2005 acquisitions	81.4	0.8	82.2
Reclassification from update of purchase price allocation for 2004 acquisitions	0.9	(9.7)	(8.8)
Foreign currency translation adjustment	(5.3)	(4.1)	(9.4)

Balance at June 30, 2005	$443.6	$221.4	$665.0

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
Note 6 — Inventories
     The estimated components of inventory stated at lower of last in, first out (LIFO), and first-in, first-out (FIFO), cost or market are:

	(In thousands)
	June 30,	December 31,
	2005	2004
Finished goods and parts	$44,046	$40,956
Work in process	40,887	40,203
Raw materials and purchased parts	94,943	87,364

	$179,876	$168,523

Inventory increased $11.4 million from December 31, 2004 to June 30, 2005. The acquisition of SPECTRO added $13.6 million to the June 30, 2005 inventory balance.
Note 7 — Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.
     The following table presents comprehensive income for the three- and six-month periods ended June 30, 2005 and 2004:

	(In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$35,182	$27,667	$67,221	$52,331
Foreign currency translation adjustment, net of Foreign currency investment hedges	(8,718)	1,729	(13,263)	160
Unrealized holding gains(losses) on marketable securities arising during the period, net of tax	202	(121)	(213)	349
Reclassification adjustment for gain realized in net income	(688)	(195)	(1,141)	(477)

Total comprehensive income	$25,978	$29,080	$52,604	$52,363

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
Note 8- Segment Disclosure
     The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production process, distribution methods, and management organizations.
     At June 30, 2005, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2004, other than increases due to the current year acquisition, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and six-month periods ended June 30, 2005 and 2004 can be found in the table on page 13 in the Management Discussion & Analysis section of this Report.
Note 9 — Pro Forma Stock-Based Compensation
     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock award plans, which recognizes expense based on the intrinsic value of the awards at the date of grant. Since stock options are issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense has resulted. Had the Company accounted for stock options in accordance with the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company would have reported the following pro forma results for the three and six-month periods ended June 30, 2005 and 2004:

	(In thousands, except per share data)
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$35,182	$27,667	$67,221	$52,331

Add: Stock-based employee compensation expense included in reported net income	861	112	1,249	112

Deduct: Total stock-based compensation expense, determined under the fair-value method for all awards, net of tax	(1,925)	(966)	(3,380)	(1,908)

Pro forma net income	$34,118	$26,813	$65,090	$50,535

Net income per share

Basic:
As reported	$0.51	$0.41	$0.98	$0.78
Pro forma	$0.49	$0.40	$0.94	$0.75
Diluted:
As reported	$0.50	$0.40	$0.95	$0.76
Pro forma	$0.49	$0.39	$0.93	$0.74

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
Note 10 — Retirement and Pension Plans
     The following table reports total net pension expense and includes the components of net pension expense recognized under SFAS No. 87 for the three and six-month periods ended June 30, 2005 and 2004 in accordance with the interim disclosure requirements of SFAS No. 132-R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106”.

	(In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Defined benefit plans:
Service cost	$1,618	$1,338	$3,245	$2,202
Interest cost	5,854	6,363	11,724	10,114
Expected return on plan assets	(7,810)	(9,059)	(15,634)	(13,719)
Net amortization	827	653	1,654	1,671

Total net pension expense (income) recognized under SFAS No. 87	489	(705)	989	268

Other plans:
Defined contribution plans	1,822	1,750	3,997	3,500
Supplemental retirement plan	137	100	275	200
Foreign plans and other	550	750	1,101	1,275

Total other plans	2,509	2,600	5,373	4,975

Total net pension expense	$2,998	$1,895	$6,362	$5,243

     During the six months ended June 30, 2005, the Company made a $5.0 million contribution to its U.S. defined benefit pension plans. For the full year 2005, the Company estimates that it will make employer contributions to its defined benefit pension plans of approximately $6 million. This estimate is unchanged from the amount disclosed in the Company’s 2004 Form 10-K.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
Note 11 — Product Warranties
     The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.
     Changes in the Company’s accrued product warranty obligation for the six months ended June 30, 2005 and 2004 were as follows:

	(In thousands)
	Six months ended June 30,
	2005	2004
Balance, beginning of period	$7,301	$6,895
Accruals for warranties issued during the period	3,539	2,480
Settlements made during the period	(2,805)	(1,969)
Warranty accruals related to acquisitions, and other	1,549	325

Balance, end of period	$9,584	$7,731

     Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net sales
Electronic Instruments	$191,356	$159,519	$372,277	$310,165
Electromechanical	160,695	144,398	313,870	285,175

Consolidated net sales	$352,051	$303,917	$686,147	$595,340

Operating income and income before income taxes
Electronic Instruments	$40,204	$28,011	$77,081	$54,132
Electromechanical	27,564	25,025	52,265	48,349

Total segment operating income	67,768	53,036	129,346	102,481
Corporate and other	(6,993)	(5,556)	(13,535)	(11,504)

Consolidated operating income	60,775	47,480	115,811	90,977
Interest and other expenses, net	(8,062)	(6,435)	(15,536)	(13,172)

Consolidated income before income taxes	$52,713	$41,045	$100,275	$77,805

Operations for the second quarter of 2005 compared with the second quarter of 2004
     In the second quarter of 2005, the Company posted record sales, operating income, net income and diluted earnings per share. The Company also continued to see favorable market conditions in most of its businesses in the second quarter of 2005. The Company achieved these results from excellent internal growth both in the Electronic Instruments (EIG) and Electromechanical (EMG) Groups as well as contributions by the recent acquisitions of the Hughes-Treitler business acquired in July 2004, the Taylor Hobson business acquired in June 2004 and the SPECTRO Beteiligungs GmbH (“SPECTRO”) business acquired in June 2005. Strong internal growth and the recent acquisitions, including the acquired backlog of SPECTRO, enabled the Company to post record order input in the second quarter of 2005.
     Net sales for the second quarter of 2005 were $352.1 million, an increase of $48.2 million, or 15.8%, compared with the second quarter of 2004 net sales of $303.9 million. The net sales increase for EIG was driven by strong internal growth in the aerospace, and process and analytical instruments businesses as well as from the acquisitions of Taylor Hobson in June 2004, and SPECTRO in mid-June 2005.

AMETEK, Inc.
Results of Operations (continued)
Increased net sales for EMG were also fueled by excellent internal growth from strength in the Group’s differentiated businesses and from the July 2004 acquisition of Hughes-Treitler. Internal growth accounted for 5.7% of the 15.8% increase in consolidated sales.
     International sales for the second quarter of 2005 were $158.3 million, or 45.0% of consolidated sales, an increase of $29.2 million or 22.6%, when compared with $129.1 million in the same quarter of 2004. The increase in international sales came mainly from sales to Europe.
     Segment operating income for the second quarter of 2005 was $67.8 million, an increase of $14.8 million or 27.8% from $53.0 million in the second quarter of 2004. Segment operating income, as a percentage of sales, increased to 19.2% of sales in the second quarter of 2005 from 17.5% of sales in the second quarter of 2004. The increase in segment operating income and margin resulted from favorable product mix, as well as the benefits from the Company’s continued operational improvement initiatives, aimed at lowering the Company’s overall cost structure on higher sales levels. The previously mentioned acquisitions also contributed to the profit increase.
     Selling, general and administrative expenses were $40.6 million in the second quarter of 2005, an increase of $8.6 million or 27.0%, when compared with the second quarter of 2004. Selling expenses, as a percentage of sales increased to 9.5% in the second quarter of 2005 compared with 8.7% of sales in the second quarter of 2004. The selling expense increase and the corresponding increase in selling expense as a percentage of sales were due primarily to the recent business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased 4.4%, below internal sales growth.
     Corporate administrative expenses for the second quarter of 2005 were $7.0 million, an increase of $1.4 million when compared with the same period in 2004. Corporate administrative expenses as a percentage of sales increased to 2.0% in the second quarter of 2005 compared with 1.8% of sales in the second quarter of 2004. The increase in corporate administrative expenses is the result of higher restricted stock amortization expense related to the Company’s change in its long-term incentive compensation program, and additional personnel costs necessary to grow the Company.
     Consolidated operating income totaled $60.8 million or 17.3% of sales for the second quarter of 2005, compared with $47.5 million, or 15.6% of sales for the same quarter of 2004, an increase of $13.3 million or 28.0%.

AMETEK, Inc.
Results of Operations (continued)
     Interest expense was $7.7 million in the second quarter of 2005, an increase of $1.0 million or 14.9%, compared with $6.7 million for the same quarter of 2004. The increase was primarily due to a higher fixed interest rate on British pound sterling long-term debt incurred for the June 2004 Taylor Hobson acquisition. Other expense, net was $0.4 million in the second quarter of 2005, compared with other income, net of $0.3 million for the second quarter of 2004. The $0.7 million increase in expense was primarily the result of higher non-operating costs associated with certain former businesses, and other items, which increased other expenses by $1.4 million, partially offset by $0.7 million of higher realized gains from the sale of marketable securities by the Company’s captive insurance subsidiary.
     The effective tax rate for the second quarter of 2005 was 33.3% compared with 32.6% for the same period of 2004. The increase in the effective tax rate was primarily due to higher tax rates on foreign pretax earnings. The Company expects the higher second quarter 2005 tax rate to become more normalized for the full year based on anticipated tax planning opportunities, which are expected to result in a lower full-year tax rate.
     Net income for the second quarter of 2005 totaled $35.2 million, an increase of 27.1% from $27.7 million in the second quarter of 2004. Diluted earnings per share rose 25.0% to $0.50 per share, compared with $0.40 per share for the same quarter of 2004.
Segment Results
     Electronic Instruments Group (EIG) sales totaled $191.4 million in the second quarter of 2005, an increase of $31.9 million or 20% from $159.5 million in the same quarter of 2004. The sales increase was due to excellent internal growth in the Group’s aerospace and process and analytical instruments markets, and accounted for 5.9% of the 20.0% sales increase. The acquisition of Taylor Hobson in June 2004 and the acquisition of SPECTRO in mid-June 2005 accounted for the remainder of the sales increase.
     Operating income of EIG was $40.2 million for the second quarter of 2005, an increase of $12.2 million or 43.6% when compared with $28.0 million in the second quarter of 2004. The increased operating income and higher margins were primarily driven by the Company’s leveraging of the benefits from its operational improvement initiatives including the favorable effects of ongoing cost reduction programs on the higher sales level. The acquisitions mentioned above also contributed to profit increase. Operating margins were 21.0% of sales in the second quarter of 2005 compared with operating margins of 17.6% of sales in the second quarter of 2004.
     Electromechanical Group (EMG) sales totaled $160.7 million in the second quarter of 2005, an increase of $16.3 million or 11.3% from $144.4 million in the same quarter in 2004. Approximately 5.4% of the 11.3% sales increase was due to internal growth from the Group’s differentiated businesses. The 2004 acquisition of Hughes-Treitler also contributed to the sales increase.

AMETEK, Inc.
Results of Operations (continued)
     Operating income for EMG was $27.6 million in the second quarter of 2005, an increase of $2.6 million or 10.4% from $25.0 million in the second quarter of 2004. The operating income increase was mainly due to the strength of the Group’s differentiated businesses and the Hughes-Treitler acquisition, and the higher sales level. Operating margins were essentially unchanged at 17.2% of sales in the second quarter of 2005, compared with 17.3% of sales in the second quarter of 2004.
Operations for the first six months of 2005 compared with the first six months of 2004.
     Net sales for the first six months of 2005 were $686.1 million, an increase of $90.8 million or 15.3%, compared with net sales of $595.3 million reported for the same period of 2004. Excellent internal growth from the differentiated businesses within both the EIG and EMG Groups and the acquisitions of Hughes-Treitler in July 2004 and Taylor Hobson in June 2004 mainly accounted for the sales increase. Favorable foreign currency translation effects on sales were minimal during the first six months of 2005.
     EIG’s net sales increased by $62.1 million or 20.0% to $372.3 million for the first six months of 2005, compared to sales of $310.2 million for the same period in 2004. EIG’s sales increase was due to the strength in the Group’s aerospace, industrial and process and analytical instruments markets, as well as from the acquisitions of Taylor Hobson and SPECTRO. EMG’s net sales increased $28.7 million or 10.1% to $313.9 million for the first six months of 2005, compared with sales of $285.2 million for the same period in 2004. EMG’s net sales increase was due to higher sales by the Group’s differentiated businesses and the July 2004 Hughes-Treitler acquisition. Internal growth accounted for 6.1% of the 15.3% increase in consolidated sales. Acquisitions accounted for the remainder of the sales increase.
     For the first six months of 2005 international sales were $307.2 million, or 44.8% of consolidated sales, compared with $253.6 million, or 42.6% of consolidated sales, for the comparable period of 2004, an increase of $53.6 million, or 21.1%. The increase in international sales came mainly from sales to Europe.
     New orders for the first six months ended June 30, 2005 were $702.3 million, compared with $618.2 million for the same period of 2004, an increase of $84.1 million, or 13.6%. Most of the increase in orders was driven by strong order input from the Company’s differentiated businesses. The Company’s backlog of unfilled orders at June 30, 2005 was $357.0 million, compared with $340.9 million at December 31, 2004. The increase in backlog was primarily due to the SPECTRO acquisition in mid-June 2005.

AMETEK, Inc.
Results of Operations (continued)
     Segment operating income for the first six months of 2005 was $129.3 million, an increase of $26.8 million, or 26.1% compared with $102.5 million for the same period of 2004. Segment operating income as a percentage of sales increased to 18.9% of sales in the first six months of 2005 compared with 17.2% of sales for the same period of 2004. The increase in segment operating income resulted from strength in the differentiated businesses of each Group, favorable product mix, and the benefits from the Company’s continued operational improvement initiatives, aimed at lowering the Company’s overall cost structure, on higher sales levels, and the profit contributions made by the acquisitions.
     Selling, general and administrative expenses were $78.0 million for the first six months of 2005, an increase of $15.2 million or 24.2%, when compared with $62.8 million in the same period of 2004. Selling expenses, as a percentage of sales, increased to 9.4% for the first six months of 2005, compared with 8.6% for the same period of 2004. The selling expense increase and the corresponding increase in selling expenses as a percentage of sales was due primarily to the recent business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased 5.7%, lower than internal sales growth.
     Corporate administrative expenses were $13.3 million for the first six months of 2005, an increase of $1.9 million or 16.7% when compared with $11.4 million for the same period of 2004. As a percentage of sales, corporate administrative expenses were 2.0%, essentially unchanged from 1.9% of sales when compared with the same period of 2004.
     Consolidated operating income was $115.8 million, an increase of $24.8 million or 27.3% when compared with $91.0 million for the same period of 2004. This represents an operating margin of 16.9% for the first six months of 2005, compared with 15.3% for the same period of 2004.
     Interest expense was $15.3 million for the first six months of 2005, an increase of $2.2 million or 16.8% when compared with $13.1 million in the same period of 2004, primarily due to a higher fixed interest rate on British pound sterling long-term debt incurred for the Taylor Hobson acquisition in June 2004.
     The effective tax rate for the first six months of 2005 was 33.0% compared with 32.7% for the same period of 2004. The increase in the effective tax rate was primarily due to slightly higher tax rates on foreign pretax earnings, which is partially offset by tax refunds stemming from the filing of certain amended U.S. income tax returns. The Company expects the higher tax rate for the first six months of 2005 to become more normalized for the full year based on anticipated tax planning opportunities, which are expected to result in a lower full-year tax rate.
     Net income for the first six months of 2005 was $67.2 million, or $0.95 per share on a diluted basis, compared with net income of $52.3 million, or $0.76 per diluted share for the same period of 2004.

AMETEK, Inc.
Results of Operations (continued)
Segment Results
     Electronic Instruments Group (EIG) net sales were $372.3 million for the first half of 2005, an increase of $62.1 million or 20.0% compared with the same period of 2004. The sales increase was due to internal growth in EIG’s aerospace, process and analytical instruments, and industrial markets and by the acquisitions Taylor Hobson and SPECTRO. Strong internal growth accounted for 7.6% of the 20.0% sales increase. The acquisitions accounted for the remainder of the sales increase.
     EIG’s operating income for the first half of 2005 totaled $77.1 million, an increase of $23.0 million or 42.5% when compared with $54.1 million in the first half of 2004. The increase in operating income was the result of the higher sales previously mentioned, favorable product mix and the benefits of cost reduction programs. Operating margins were 20.7% of sales in the first six months of 2005 compared with operating margins of 17.5% of sales in the comparable period of 2004. The higher margins were due to the favorable effects of the ongoing cost reduction initiatives.
      Electromechanical Group (EMG) net sales totaled $313.9 million for the first six months of 2005, an increase of $28.7 million or 10.1% compared with $285.2 million in the same period of 2004. The sales increase was due in large part to strong internal growth in the Group’s differentiated businesses which accounted for 4.5% of the 10.1% sales increase. The 2004 acquisition of Hughes-Treitler accounted for the remainder of the increase.
     EMG’s operating income for the first six months of 2005 was $52.3 million, an increase of $3.9 million or 8.1% when compared with the same period of 2004. The operating income increase was mainly due to the strength of the Group’s differentiated businesses, the Hughes-Treitler acquisition and the higher sales levels. Operating margins were 16.7% of sales for the first six months of 2005, compared with 17.0% for the same period of 2004. The decline in operating margin was primarily due to a change in product mix within the Group.
Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $68.4 million in the first half of 2005, compared with $77.1 million for the same period of 2004, a decrease of $8.7 million. The decrease in operating cash flow was primarily the result of higher operating working capital associated with the increased level of business. However, the Company’s inventory turnover metric improved to 4.9 times from 4.8 times since December 31, 2004, and the accounts receivable collection cycle was 59 days, two days better than at year-end 2004. Also, in the first quarter of 2005, the Company made a $5 million contribution to its U.S. defined benefit pension plans. The first half of 2004 included $10.9 million of net cash proceeds associated with insurance matters. The decrease in operating cash flow from the above items was partially offset by higher earnings in the first six months of 2005.

AMETEK, Inc.
Financial Condition (continued)
     Cash used for investing activities totaled $104.8 million in the first six months of 2005, compared with $103.5 million used in the same period of 2004. In the second quarter of 2005, the Company acquired Spectro Beteiligungs GmbH (“SPECTRO”) for $96.9 million in cash, and a small technology line of assets for cash. In the second quarter of 2004 the Company acquired Taylor Hobson for $93.8 million in cash. Additions to property, plant and equipment in the first six months of 2005 totaled $9.6 million, compared with $9.0 million in the first six months of 2004.
     Cash provided by financing activities in the first six months of 2005 totaled $54.5 million, compared with $38.6 million for the same period of 2004. In the first six months of 2005, net total borrowings increased by $54.7 million, compared with an increase of $37.0 million in the first six months of 2004. Long-term borrowings increased $97.5 million in the first half of 2005 compared with an increase of $95.3 million in 2004. In 2005 80.2 million Euros (approximately $97 million) were borrowed primarily from the Company’s $300 million revolving bank credit facility for the purchase of SPECTRO. The Euro borrowing provides a natural hedge of the Company’s investment in the German-based SPECTRO business. The Company has available borrowing capacity of $181.9 million under its $300 million revolving bank credit facility, and $75.0 million available under its accounts receivable securitization agreement at June 30, 2005. The revolving credit facility was amended on June 17, 2005 to extend its expiration date from February 2009 to June 2010. The amendment also lowered the Company’s cost of capital, reduced the number of financial covenants required, eased or removed other financial restrictions, and added an accordion feature that allows the Company to access up to an additional $100 million in credit commitments. Extension of the credit facility provides the Company with increased financial flexibility to support its growth plans.
     At June 30, 2005, total debt outstanding was $492.7 million, compared with $450.1 million at December 31, 2004. The Debt-to-capital ratio was 40.6%, unchanged from December 31, 2004. Additional financing activities generated net cash proceeds from the exercise of employee stock options of $8.0 million in the first six months of 2005, compared with $9.7 million for the same period of 2004. Dividend payments were $8.3 million in the first six months of 2005, essentially unchanged from the same period of 2004.
     As a result of the activities discussed above, the Company’s cash and cash equivalents at June 30, 2005 totaled $53.4 million, compared with $37.6 million at December 31, 2004. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.
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

AMETEK, Inc.
Item 4. Controls and Procedures
     The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of June 30, 2005. Such evaluation did not identify any change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMETEK, Inc.
PART II. OTHER INFORMATION
Item 6. Exhibits
     a) Exhibits:

Exhibit
Number	Description
10.1	2002 Stock Incentive Plan Restricted Stock Agreement dated April 27, 2005 (Amended and Restated June 17, 2005).

10.2	Credit Agreement dated as of September 17, 2001 and amended and restated as of June 17, 2005, among the Company and various lending institutions.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMETEK, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.

(Registrant)

By	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President & Comptroller (Principal Accounting Officer)

August 5, 2005