Form 10-Q
period 2005-09-30
AMETEK INC/
filed 2005-11-08
CIK 1037868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to ___________________________
Commission file number 1-12981
AMETEK, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	14-1682544

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
37 North Valley Road, Building 4, P.O. Box 1764, Paoli, Pennsylvania 19301-0801

(Address of principal executive offices) (Zip Code)
     Registrant’s telephone number, including area code 610-647-2121
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 31, 2005 was 70,184,025 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$344,529	$310,707	$1,030,676	$906,047

Expenses:
Cost of sales, excluding depreciation	233,217	216,534	708,630	640,479
Selling, general and administrative	44,158	35,112	122,164	97,954
Depreciation	8,446	8,608	25,363	26,184

Total expenses	285,821	260,254	856,157	764,617

Operating income	58,708	50,453	174,519	141,430
Other income (expenses):
Interest expense	(7,628)	(7,541)	(22,962)	(20,676)
Other, net	(1,446)	(659)	(1,648)	(696)

Income before income taxes	49,634	42,253	149,909	120,058
Provision for income taxes	14,206	13,233	47,260	38,707

Net income	$35,428	$29,020	$102,649	$81,351

Basic earnings per share	$0.51	$0.43	$1.49	$1.20

Diluted earnings per share	$0.50	$0.42	$1.45	$1.18

Average common shares outstanding:
Basic shares	69,242	68,124	69,007	67,657

Diluted shares	70,841	69,552	70,587	69,039

Dividends per share	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

AMETEK, Inc.
CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$40,082	$37,582
Marketable securities	7,558	11,393
Receivables, less allowance for possible losses	240,043	217,329
Inventories	189,462	168,523
Deferred income taxes	9,512	5,201
Other current assets	30,743	21,912

Total current assets	517,400	461,940

Property, plant and equipment, at cost	652,815	650,437
Less accumulated depreciation	(449,451)	(442,895)

	203,364	207,542

Goodwill, net of accumulated amortization	704,131	601,007
Other intangibles, net of accumulated amortization	101,741	79,259
Investments and other assets	77,354	70,604

Total assets	$1,603,990	$1,420,352

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$25,585	$49,943
Accounts payable	119,298	109,036
Accruals	128,602	113,859

Total current liabilities	273,485	272,838

Long-term debt	488,841	400,177

Deferred income taxes	46,138	49,441

Other long-term liabilities	39,716	38,314

Stockholders’ equity:
Common stock	712	704
Capital in excess of par value	66,613	52,182
Retained earnings	731,098	640,856
Accumulated other comprehensive losses	(24,978)	(9,643)
Treasury stock	(17,635)	(24,517)

	755,810	659,582

Total liabilities and stockholders’ equity	$1,603,990	$1,420,352

See accompanying notes.

AMETEK, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2005	2004
Cash provided by (used for):
Operating activities:
Net income	$102,649	$81,351
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	28,259	28,413
Deferred income taxes	5,155	2,810
Net change in assets and liabilities	(16,278)	(12,081)
Pension contribution	(5,000)	(3,400)
Other	1,310	3,117

Total operating activities	116,095	100,210

Investing activities:
Additions to property, plant and equipment	(15,074)	(14,416)
Purchase of businesses	(175,213)	(143,468)
Other	3,619	3,007

Total investing activities	(186,668)	(154,877)

Financing activities:
Net change in short-term borrowings	(24,222)	(26,842)
Additional long-term borrowings	144,239	97,356
Reduction in long-term borrowings	(42,870)	(7,630)
Cash dividends paid	(12,409)	(12,180)
Proceeds from stock options	10,688	13,191

Total financing activities	75,426	63,895

Effect of exchange rate changes on cash and cash equivalents	(2,353)	—

Increase in cash and cash equivalents	2,500	9,228

Cash and cash equivalents:
As of January 1	37,582	14,313

As of September 30	$40,082	$23,541

See accompanying notes.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
Note 1 – Financial Statement Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which consist primarily of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2005, and the consolidated results of its operations for the three- and nine-month periods ended September 30, 2005 and 2004 and its cash flows for the nine month periods ended September 30, 2005 and 2004 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s annual report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.
Reclassifications
     Certain amounts appearing in the prior year’s supporting footnote disclosures have been reclassified to conform to the current year’s presentation.
Note 2 – Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” a revision to SFAS No. 123, “Accounting for Stock Based Compensation” and superseding Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will require the Company to expense the fair value of grants made under its employee stock award plans. That cost will be recognized over the vesting period of the grants. The Company will adopt SFAS No. 123(R) as of January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Following adoption of SFAS No. 123(R), amounts previously disclosed on a pro forma basis under SFAS No. 123 will be recorded in the consolidated statement of income, although the actual amounts to be recorded may be different. The Company currently accounts for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25. The impact of adopting SFAS No. 123(R) cannot be predicted at this time because the Company is still evaluating the choices of valuation models and assessing the appropriate method of adoption.
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

\

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 establishes retrospective application as the required method for reporting a voluntary change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors, if any, beginning January 1, 2006.
Note 3 — Earnings Per Share
     The calculation of basic earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004 is based on the average number of common shares considered outstanding during the periods. Diluted earnings per share for such periods reflect the effect of all potentially dilutive securities (primarily outstanding common stock options and restricted stock grants). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the periods:

	Weighted average shares (In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic shares	69,242	68,124	69,007	67,657
Stock option and awards plans	1,599	1,428	1,580	1,382

Diluted shares	70,841	69,552	70,587	69,039

Note 4 – Acquisitions
     On September 26, 2005, the Company acquired the Solartron Group (“Solartron”) from Roxboro Group PLC for approximately 42 million British pound sterling, or $75 million, net of cash received. United Kingdom-based Solartron is a leading supplier of analytical instrumentation for the process laboratory and other industrial markets with annual sales of approximately 27 million British pound sterling, or $50 million. Solartron is part of the Company’s Electronic Instruments Group.
     On June 13, 2005, the Company acquired SPECTRO Beteiligungs GmbH (“SPECTRO”), the holding company of SPECTRO Analytical Instruments GmbH & Co KG and its affiliates from an investor group led by German Equity Partners BV for approximately 80 million Euro, or $96.9 million, net of cash received. Additionally, with the acquisition of SPECTRO, the Company assumed specified contingent liabilities arising out of certain previous business activities of SPECTRO the most significant of which was settled in the third quarter of 2005. The amount of the settlement was not significant to the Company’s financial position. SPECTRO is a leading global supplier of atomic spectroscopy analytical instrumentation. With its headquarters in Kleve, Germany, SPECTRO has expected annualized sales of 85 million Euro, or $104 million. SPECTRO is a part of the Company’s Electronic Instruments Group.
     The operating results of the Solartron and SPECTRO acquisitions are included in the Company’s consolidated results from the dates of acquisition.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
     In the second and third quarters of 2005, the Company also purchased certain assets and technology for cash. The assets and technologies acquired are related to the Company’s brushless DC motor and precision pumping system businesses in its Electromechanical and Electronics Instruments Groups, respectively.
     The acquisitions have been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” The following table represents the tentative allocation of the aggregate purchase price for the above acquisitions based on their estimated fair values:

In millions
Property, plant and equipment	$13.2
Goodwill	134.8
Other intangible assets	21.8
Net working capital	6.0

Total net assets	$175.8

     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The Solartron acquisition will broaden the Company’s analytical instrumentation product offerings for the process, laboratory and other industrial markets, expanding its geographic reach and capitalizing on significant synergies within the Company’s existing businesses. The benefits the Company expects to realize from the SPECTRO acquisition include the expansion of its elemental analysis capabilities in metal production and processing, environmental testing, hydrocarbon processing, aerospace, food processing, and pharmaceutical markets. The technology acquisitions completed in the second and third quarters, will open additional avenues for internal growth.
     The $21.8 million assigned to other intangible assets consist primarily of patents and technology and have estimated lives ranging from 6 to 15 years.
     For the Solartron and SPECTRO acquisitions, the Company is in the process of completing third party valuations of certain tangible and intangible assets acquired. Therefore, the allocation of the purchase price to the acquired assets and liabilities of these businesses is subject to revision.
     Had the Solartron and SPECTRO acquisitions been made at the beginning of 2005, pro forma net sales, net income and diluted earnings per share for the three- and nine-month periods ended September 30, 2005 would have been as follows:

	(In millions, except per share)
	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net sales	$357.7	$1,115.7
Net income	$36.2	$106.2
Diluted earnings per share	$0.51	$1.50

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
     Had the acquisitions of Taylor Hobson and Hughes-Treitler, which were acquired in June and July of 2004, respectively, and SPECTRO and Solartron, which were acquired in June and September 2005, respectively, been made at the beginning of 2004, pro forma net sales, net income, and diluted earnings per share for the three- and nine-month periods ended September 30, 2004 would have been as follows:

	(In millions, except per share)
	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
Net sales	$347.7	$1,087.3
Net income	$30.4	$85.0
Diluted earnings per share	$0.44	$1.23
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2005 or 2004.
     Subsequent to September 30, 2005 (October 7, 2005), the Company acquired HCC Industries (“HCC”) from an investor group led by Windward Capital Partners and management for approximately $162 million in cash. HCC is a leading designer and manufacturer of highly engineered hermetic connectors, terminals, headers and microelectronic packages for sophisticated electronic applications in the aerospace, defense, industrial and petrochemical markets. With its headquarters near Los Angeles, CA, HCC has annual sales of approximately $104 million. HCC will be reported as a part of the Company’s Electromechanical Group from the date of acquisition.
Note 5 – Goodwill
     As of September 30, 2005 and December 31, 2004, goodwill consisted of the following:

		(In millions)
	EIG	EMG	Total
Balance at December 31, 2004	$366.6	$234.4	$601.0
Net increase from 2005 acquisitions	134.0	0.8	134.8
Reclassification from update of previous purchase price allocations and other	(2.4)	(17.6)	(20.0)
Foreign currency translation adjustment	(6.9)	(4.8)	(11.7)

Balance at September 30, 2005	$491.3	$212.8	$704.1

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
Note 6 — Inventories
     The estimated components of inventory stated at lower of last in, first out (LIFO), and first-in, first-out (FIFO), cost or market are:

	(In thousands)
	September 30,	December 31,
	2005	2004
Finished goods and parts	$42,454	$40,956
Work in process	48,327	40,203
Raw materials and purchased parts	98,681	87,364

	$189,462	$168,523

     Inventory increased $20.9 million from December 31, 2004 to September 30, 2005. The 2005 acquisitions added $17.1 million to the September 30, 2005 inventory balance.
Note 7 — Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.
     The following table presents comprehensive income for the three- and nine-month periods ended September 30, 2005 and 2004:

		(In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income	$35,428	$29,020	$102,649	$81,351
Foreign currency translation adjustment, net of Foreign currency net investment hedges	(883)	47	(14,146)	207
Unrealized holding gains(losses) on marketable securities arising during the period, net of tax	165	(180)	181	169
Reclassification adjustment for gain realized in net income	—	(390)	(1,370)	(867)

	$34,710	$28,497	$87,314	$80,860

Note 8 - Segment Disclosure
     The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production process, distribution methods, and management organizations.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
     At September 30, 2005, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2004, other than increases due to the current year acquisitions, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine-month periods ended September 30, 2005 and 2004 can be found in the table on page 14 in the Management Discussion & Analysis section of this Report.
Note 9 – Pro Forma Stock-Based Compensation
     The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock award plans, which recognizes expense based on the intrinsic value of the awards at the date of grant. Since stock options are issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense has resulted. Had the Company accounted for stock options in accordance with the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the Company would have reported the following pro forma results for the three and nine-month periods ended September 30, 2005 and 2004:

	(In thousands, except per share data)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$35,428	$29,020	$102,649	$81,351
Add: Stock-based employee compensation expense included in reported net income	1,110	190	2,359	302
Deduct: Total stock-based compensation expense, determined under the fair-value method for all awards, net of tax	(2,169)	(1,115)	(5,549)	(3,023)

Pro forma net income	$34,369	$28,095	$99,459	$78,630

Net income per share
Basic:
As reported	$0.51	$0.43	$1.49	$1.20
Pro forma	$0.50	$0.41	$1.44	$1.16
Diluted:
As reported	$0.50	$0.42	$1.45	$1.18
Pro forma	$0.49	$0.41	$1.42	$1.15

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
Note 10 – Retirement and Pension Plans
     The following table reports total net pension expense and includes the components of net pension expense recognized under SFAS No. 87 for the three and nine-month periods ended September 30, 2005 and 2004 in accordance with the interim disclosure requirements of SFAS No. 132-R, “Employers’ Disclosures about Pension and Other Postretirement Benefits, an update of FASB Statements No. 87, 88, and 106”.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Defined benefit plans:
Service Cost	$1,602	$1,580	$4,847	$4,256
Interest Cost	5,821	5,824	17,545	16,353
Expected return on plan assets	(7,780)	(7,520)	(23,414)	(21,592)
Net amortization	827	835	2,481	2,506

Total net pension expense (income) recognized under SFAS No. 87	470	719	1,459	1,523

Other plans:
Defined contribution plans	1,798	1,750	5,795	5,250
Supplemental retirement plan	138	100	413	300
Foreign plans and other	585	433	1,686	1,172

Total other plans	2,521	2,283	7,894	6,722

Total net pension expense	$2,991	$3,002	$9,353	$8,245

     During the nine months ended September 30, 2005, the Company made a $5.0 million contribution to its U.S. defined benefit pension plans. For the full year 2005, the Company estimates that it will make total employer contributions to its defined benefit pension plans of approximately $6 million. This estimate is unchanged from the amount disclosed in the Company’s 2004 Form 10-K.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
     Changes in the Company’s accrued product warranty obligation for the nine months ended September 30, 2005 and 2004 were as follows:

	(In thousands)
	Nine months ended September 30,
	2005	2004
Balance, beginning year	$7,301	$6,895
Accruals for warranties issued during the period	4,265	4,070
Settlements made during the period	(4,903)	(3,587)
Warranty accruals related to acquisitions, and other	2,502	300

Balance, end of period	$9,165	$7,678

     Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Net Sales
Electronic Instruments	$205,500	$172,929	$577,777	$483,094
Electromechanical	139,029	137,778	452,899	422,953

Consolidated net sales	$344,529	$310,707	$1,030,676	$906,047

Operating income and income before income taxes
Electronic Instruments	$43,104	$32,083	$120,185	$86,215
Electromechanical	22,061	24,029	74,326	72,378

Total segment operating income	65,165	56,112	194,511	158,593
Corporate and other	(6,457)	(5,659)	(19,992)	(17,163)

Consolidated operating income	58,708	50,453	174,519	141,430
Interest and other expenses, net	(9,074)	(8,200)	(24,610)	(21,372)

Consolidated income before income taxes	$49,634	$42,253	$149,909	$120,058

Operations for the third quarter of 2005 compared with the third quarter of 2004
     In the third quarter of 2005, the Company posted strong year-over-year increases in sales, operating income, net income and diluted earnings per share.
     Net sales for the third quarter of 2005 were $344.5 million, an increase of $33.8 million, or 10.9% when compared with net sales of $310.7 million in the third quarter of 2004. Internal sales growth was 2.0%, in the third quarter of 2005, driven by the Company’s differentiated base businesses. The acquisition of SPECTRO in June of 2005 also contributed significantly to the sales growth. While the effects of the Gulf Coast Hurricanes is difficult to measure, it is estimated to have reduced consolidated sales for the third quarter of 2005 in the range of approximately $2 to $3 million. Foreign currency translation effects on sales were minimal in the third quarter of 2005.

AMETEK, Inc.
Results of Operations (continued)
     International sales for the third quarter of 2005 were $164.1 million, or 47.6% of consolidated sales, an increase of $28.7 million or 21.2%, when compared with $135.4 million in the same quarter of 2004. The increase in international sales came mainly from European sales from the SPECTRO acquisition, and also reflects increased sales to Asia by both operating Groups.
     Order input for the third quarter of 2005 was $364.9 million, compared with $337.7 million in the third quarter of 2004, an increase of $27.2 million or 8.1%. The increase in order input was due to strong demand in the Company’s differentiated businesses including the acquisitions, and was led by the process instrumentation, power, and aerospace markets.
     Segment operating income for the third quarter of 2005 was $65.2 million, an increase of $9.1 million or 16.2% from $56.1 million in the third quarter of 2004. Segment operating income, as a percentage of sales, increased to 18.9% of sales in the third quarter of 2005 from 18.1% of sales in the third quarter of 2004. The increase in segment operating income and margin resulted from the higher sales (including a profit contribution on the sales of recently acquired SPECTRO), favorable product mix, as well as the benefits from the Company’s continued operational improvement initiatives, aimed at lowering the Company’s overall cost structure on higher sales levels, and a $4.3 million pre-tax gain from the sale of a facility, as well as a conservative estimate of lower income of approximately $1.0 million as a result of the Gulf Coast Hurricanes. Segment operating income for the third quarter of 2005 also included $1.8 million of higher than anticipated expenses to accelerate movement of production to low-cost locales.
     Selling, general and administrative expenses were $44.2 million in the third quarter of 2005, an increase of $9.1 million or 25.9%, when compared with the third quarter of 2004. Selling expenses, as a percentage of sales increased to 11.0% in the third quarter of 2005 compared with 9.5% of sales in the third quarter of 2004. The selling expense increase and the corresponding increase in selling expense as a percentage of sales were due primarily to business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses.
     Corporate administrative expenses for the third quarter of 2005 were $6.5 million, an increase of $0.8 million when compared with the same period in 2004. Corporate administrative expenses as a percentage of sales increased to 1.9% in the third quarter of 2005, essentially unchanged from the third quarter of 2004. The increase in corporate administrative expenses is primarily the result of higher restricted stock amortization expense related to the Company’s change in its long-term incentive compensation program.

AMETEK, Inc.
Results of Operations (continued)
     Consolidated operating income totaled $58.7 million or 17.0% of sales for the third quarter of 2005, compared with $50.5 million, or 16.2% of sales for the same quarter of 2004, an increase of $8.2 million or 16.2%.
     Other expenses, net were $1.4 million in the third quarter of 2005, compared with other expenses, net of $0.7 million for the third quarter of 2004. The $0.7 million increase in expenses was primarily the result of higher non-operating costs related to an acquisition that the Company chose not to complete.
     The effective tax rate for the third quarter of 2005 was 28.6% compared with 31.3% for the same period of 2004. The reduction in the effective tax rate was primarily due to the realization of benefits from certain worldwide tax planning activities and other adjustments in the third quarter of 2005.
     Net income for the third quarter of 2005 totaled $35.4 million, an increase of 22.1% from $29.0 million in the third quarter of 2004. Diluted earnings per share rose 19.0% to $0.50 per share, compared with $0.42 per share for the same quarter of 2004.
Segment Results
     Electronic Instruments Group (EIG) sales totaled $205.5 million in the third quarter of 2005, an increase of $32.6 million or 18.9% from $172.9 million in the same quarter of 2004. The sales increase reflects 2.8% internal growth and improved conditions in the Group’s process and analytical instruments markets. The reduction in this Group’s sales for the third quarter of 2005 due to the Gulf Coast Hurricanes is estimated to be in the range of $2 to $2.5 million. The acquisition of SPECTRO in June 2005 primarily accounted for the remainder of the sales increase.
     Operating income of EIG was $43.1 million for the third quarter of 2005, an increase of $11.0 million or 34.3% when compared with the $32.1 million in the third quarter of 2004. The increased operating income and the higher margins were primarily driven by the $4.3 million pre-tax gain on the sale of a facility mentioned earlier, and the additional sales of SPECTRO. However, operating income of this Group was reduced by a conservative rough estimate of $0.7 million because of the effects of the third quarter 2005 Gulf Coast Hurricanes. Operating margins for the Group were 21.0% of sales in the third quarter of 2005 compared with operating margins of 18.6% of sales in the third quarter of 2004.
     Electromechanical Group (EMG) sales totaled $139.0 million in the third quarter of 2005, an increase of $1.2 million or 0.9% from $137.8 million in the same quarter in 2004. The sales increase was due to internal growth from the Group’s differentiated businesses, partially offset by a decline in sales by the Group’s cost-driven motor business. A conservative estimate of the sales reduction for this group due to the Gulf Coast Hurricanes is between $0.5 million and $1 million.

AMETEK, Inc.
Results of Operations (continued)
     Operating income for EMG was $22.1 million in the third quarter of 2005, a decrease of $1.9 million or 7.9% from $24.0 million in the third quarter of 2004. The operating income decrease was mainly due to $1.7 million of higher than anticipated expenses incurred for this Group as a result of the accelerated movement of manufacturing to low-cost locales. Operating margins were 15.9% of sales in the third quarter of 2005, compared with 17.4% of sales in the third quarter of 2004. The estimated reduction of operating income due to the Gulf Coast Hurricanes is roughly estimated at $0.3 million.
Operations for the first nine months of 2005 compared with the first nine months of 2004.
     Net sales for the first nine months of 2005 were $1,030.7 million, an increase of $124.7 million or 13.8%, compared with net sales of $906.0 million reported for the same period of 2004. Internal growth mainly from the differentiated businesses within both the EIG and EMG Groups was 4.7% for the first nine months of 2005. The acquisitions of Hughes-Treitler in July 2004, Taylor Hobson in June 2004, and SPECTRO in June 2005 also contributed to the sales increase. Foreign currency translation effects on sales were minimal for the first nine months of 2005.
     EIG’s net sales increased by $94.7 million or 19.6% to $577.8 million for the first nine months of 2005, compared to sales of $483.1 million for the same period in 2004. Internal sales growth for EIG was 5.4% for the first nine months of 2005. EIG’s sales increase was due to the strength in the Group’s aerospace, industrial and process and analytical instruments markets, as well as from the acquisitions of Taylor Hobson and SPECTRO. EMG’s net sales increased $29.9 million or 7.1% to $452.9 million for the first nine months of 2005, compared with sales of $423.0 million for the same period of 2004. Internal sales growth for EMG was 3.8% during the nine-month period of 2005. EMG’s net sales increase was due to higher sales by the Group’s differentiated businesses and the July 2004 Hughes-Treitler acquisition.
     For the first nine months of 2005 international sales were $466.8 million, or 45.3% of consolidated sales, compared with $388.9 million, or 42.9% of consolidated sales, for the comparable period in 2004, an increase of $77.9 million. The increase in international sales came mainly from sales to Europe and Asia by both operating groups.
     New orders for the first nine months ended September 30, 2005 were $1,067.2 million, compared with $956.0 million for the same period in 2004, an increase of $111.2 million, or 11.6%. Most of the increase in orders was driven by strong order input from the Company’s differentiated businesses, led by the Company’s aerospace and process businesses. The Company’s backlog of unfilled orders at September 30, 2005 was $377.4 million, compared with $340.9 million at December 31, 2004, an increase of $36.5 million or 10.7%. The increase in backlog was primarily due to the acquisitions of SPECTRO in June 2005 and the Solatron Group late in September 2005. Backlog increases were also reported by many of the Company’s differentiated businesses primarily in the Electronic Instruments Group.

AMETEK, Inc.
Results of Operations (continued)
     Selling, general and administrative expenses were $122.2 million for the first nine months of 2005, an increase of $24.2 million or 24.7%, when compared with $98.0 million for the same period of 2004. Selling expenses, as a percentage of sales, increased to 9.9% for the first nine months of 2005, compared with 8.9% for the same period of 2004. The selling expense increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased 5.5%, which approximates internal sales growth for the first nine months of 2005.
     Corporate administrative expenses were $20.0 million for the first nine months of 2005, an increase of $2.8 million or 16.3% when compared with $17.2 million for the same period of 2004. The increase in corporate expenses is the result of higher restricted stock amortization expense related to the Company’s change in its long-term incentive compensation program and higher personnel costs necessary to grow the Company. As a percentage of sales, corporate administrative expenses were 1.9%, unchanged when compared with the same period of 2004.
     Consolidated operating income was $174.5 million, an increase of $33.1 million or 23.4% when compared with $141.4 million for the same period of 2004. This represents an operating margin of 16.9% for the first nine months of 2005, compared with 15.6% for the same period of 2004.
     Interest expense was $23.0 million for the first nine months of 2005, an increase of $2.3 million or 11.1% when compared with $20.7 million in the same period of 2004. The increase was primarily due to higher fixed interest rates on British pound sterling long-term debt incurred for the June 2004 acquisition of Taylor Hobson as well as higher Euro long-term debt incurred for the June 2005 acquisition of SPECTRO.
     Other expenses, net were $1.6 million for the first nine months of 2005, compared with other expenses, net of $0.7 million for the same period of 2004. The $0.9 million increase in expenses was primarily the result of higher costs associated with an acquisition the Company chose not to complete.
     The effective tax rate for the first nine months of 2005 was 31.5% compared with 32.2% for the same period in 2004. The reduction in the effective tax rate was primarily due to the realization of tax benefits in the third quarter of 2005 resulting from tax planning activities, and other adjustments. The 2005 tax rate also benefited from tax refunds stemming from the filing of certain amended U.S. income tax returns, partially offset by slightly higher tax rates on foreign pretax earnings.
     Net income for the first nine months of 2005 was $102.6 million, or $1.45 per share on a diluted basis, compared with net income of $81.4 million, or $1.18 per diluted share for the same period of 2004.

AMETEK, Inc.
Results of Operations (continued)
Segment Results
     Electronic Instruments Group (EIG) net sales were $577.8 million for the first nine months of 2005, an increase of $94.7 million or 19.6% compared with the same period of 2004. The sales increase was due to internal growth in EIG’s aerospace, process and analytical instruments, and industrial markets and by the acquisitions of Taylor Hobson in 2004 and SPECTRO in 2005. Internal growth accounted for 5.4% of the 19.6% increase. The acquisitions accounted for the remainder of the sales increase.
     EIG’s operating income for the first nine months of 2005 totaled $120.2 million, an increase of $34.0 million or 39.4% when compared with $86.2 million in the same period of 2004. The increase in operating income was the result of the higher sales level, the $4.3 million pre-tax gain on the sale of a facility previously mentioned, favorable product mix, and the benefits of cost reduction programs. Operating margins were 20.8% of sales in the first nine months of 2005 compared with operating margins of 17.8% of sales in the comparable period in 2004. The higher margins were due to the items mentioned above.
     Electromechanical Group (EMG) net sales totaled $452.9 million for the first nine months of 2005, an increase of $29.9 million or 7.1% compared with $423.0 million in the same period in 2004. The sales increase was due to internal growth, particularly in the Group’s differentiated businesses, which accounted for 3.8% of the 7.1% sales increase. The acquisition of Hughes-Treitler in 2004 accounted for the remainder of the increase.
     EMG’s operating income for the first nine months of 2005 was $74.3 million, an increase of $1.9 million or 2.7% when compared with the same period in 2004. The operating income increase was primarily due to the strength of the Group’s differentiated businesses, the Hughes-Treitler acquisition and the higher sales level. Operating margins of the Group were 16.4% of sales for the first nine months of 2005, compared with 17.1% for the same period in 2004. The decline in operating margin was primarily due to the higher than normal expenses mentioned above.
Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $116.1 million in the first nine months of 2005, compared with $100.2 million for the same period of 2004, an increase of $15.9 million. The increase in operating cash flow was primarily the result of higher earnings, partially offset by higher overall operating working capital associated with the increased level of business. In the first nine months of 2005, the Company made a $5 million contribution to its U.S. defined benefit pension plans compared with a $3.4 million contribution to its U.S. defined benefit pension plans for the comparable period in 2004. During the first nine months of 2004, the Company’s operating activities also included $10.9 million of net cash proceeds associated with certain insurance matters.

AMETEK, Inc.
Financial Condition (continued)
Liquidity and Capital Resources (continued)
     Cash used for investing activities totaled $186.7 million in the first nine months of 2005, compared with $154.9 million used in the same period in 2004. In the first nine months of 2005, the Company acquired SPECTRO for $97.1 million in cash, Solartron for $75 million in cash, and two small technology lines for $3.1 million cash, bringing the total cash outlay for acquisitions to $175.2 million for the first nine months of 2005. In the first nine months of 2004 the Company acquired Taylor Hobson and Hughes Treitler for $143.5 million in cash. Additions to property, plant and equipment in the first nine months of 2005 totaled $15.1 million, compared with $14.4 million in the first nine months of 2004.
     Cash provided by financing activities in the first nine months of 2005 totaled $75.4 million, compared with $63.9 million for the same period of 2004. In the first nine months of 2005, net total borrowings increased by $77.1 million, compared with an increase of $62.9 million in the first nine months in 2004. Long-term borrowings increased $144.2 million in the first nine months of 2005 compared with an increase of $97.4 million in 2004. In 2005, long-term borrowings include a 50 million Euro (approximately $62 million) ten-year term loan to finance a portion of the acquisition of SPECTRO, which was completed in the third quarter of 2005. Additionally, 23.7 million British pounds sterling (approximately $43 million) was borrowed under the Company’s $300 million revolving bank credit facility to pay a portion of the purchase price for Solartron in September of 2005. The Euro and British pound sterling borrowings provide natural hedges of the Company’s investments in the German-based SPECTRO business and the United Kingdom based Solartron business. At September 30, 2005, the Company had available borrowing capacity of $227.5 million under its $300 million revolving bank credit facility, and $58.0 million available under its accounts receivable securitization agreement. The revolving credit facility was amended on June 17, 2005 to extend its expiration date from February 2009 to June 2010. The amendment also lowered the Company’s cost of capital, reduced the number of financial covenants required, eased or removed other financial restrictions, and added an accordion feature that allows the Company to receive an additional $100 million in revolving credit commitments. Extension of the credit facility provides the Company with increased financial flexibility to support its growth plans.
     At September 30, 2005, total debt outstanding was $514.4 million, compared with $450.1 million at December 31, 2004. The Debt-to-capital ratio was 40.5%, essentially unchanged from December 31, 2004 despite cash expenditures of $175.2 million for the 2005 acquisitions mentioned above. Additional financing activities generated net cash proceeds from the exercise of employee stock options of $10.7 million in the first nine months of 2005, compared with $13.2 million for the same period of 2004. Dividend payments were $12.4 million in the first nine months of 2005, essentially the same as the comparable period of 2004.
     As a result of the activities discussed above, the Company’s cash and cash equivalents at September 30, 2005 totaled $40.1 million, compared with $37.6 million at December 31, 2004. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

AMETEK, Inc.
Financial Condition (continued)
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
Item 4. Controls and Procedures
     The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of September 30, 2005. Such evaluation did not identify any change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

     AMETEK, Inc.
PART II. OTHER INFORMATION
Item 6. Exhibits
a) Exhibits:

Exhibit
Number	Description
10.1	AMETEK, Inc. 2004 Executive Death Benefit Plan adopted July 27, 2005.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMETEK, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.

(Registrant)

By	/s/ Robert R. Mandos, Jr.

Robert R. Mandos, Jr.
Senior Vice President & Comptroller
(Principal Accounting Officer)
November 8, 2005