Form 10-K
period 2005-12-31
AMETEK INC/
filed 2006-03-06
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12981

AMETEK, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1682544 (I.R.S. Employer Identification No.)

37 North Valley Road, Paoli, PA (Address of principal executive offices)	19301 (Zip Code)

Registrant’s telephone number, including area code:
(610) 647-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value(voting)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

7.20% Senior Notes due 2008
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $2,920,451,570, the last business day of registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of February 28, 2006, was 70,644,473.

Documents Incorporated By Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on April 25, 2006.

AMETEK, Inc.

2005 Form 10-K Annual Report

PART I

Item 1.	Business

General Development of Business

AMETEK, Inc. (“AMETEK” or the “Company”) is incorporated in Delaware. Its predecessor was originally incorporated in Delaware in 1930 under the name American Machine and Metals, Inc. The Company maintains its principal executive offices in suburban Philadelphia, PA at 37 North Valley Road, Paoli, PA 19301. AMETEK is a leading global manufacturer of electronic instruments and electromechanical devices with operations in North America, Europe, Asia, and South America. The Company is listed on the New York Stock Exchange (symbol: AME). AMETEK is a component of the Russell 1000 and the S&P MidCap 400 indices.

Website Access to Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company has posted, free of charge, to the investor information portion of its website, its corporate governance guidelines, board committee charters and codes of ethics. Such documents are also available in published form, free of charge to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 37 North Valley Road, Building 4, Paoli, PA 19301.

Products and Services

The Company markets its products worldwide through two operating groups, the Electronic Instruments Group (“EIG”) and the Electromechanical Group (“EMG”). EIG builds monitoring, testing, and calibration instruments and display devices for the process, aerospace, industrial and power markets. EMG is a supplier of electromechanical devices. EMG produces highly engineered electromechanical connectors for hermetic (moisture-proof) applications, specialty metals for niche markets, and brushless air-moving motors, blowers, and heat exchangers. End markets include aerospace, defense, mass-transit, medical and office products. The Company believes that EMG is the world’s largest manufacturer of air-moving electric motors for vacuum cleaners, and is a prominent producer of other floor care products. The Company continues to grow through strategic acquisitions focused on differentiated niche markets in instrumentation and electromechanical devices.

Competitive Strengths

Management believes that the Company has several significant competitive advantages that assist it in sustaining and enhancing its market positions. Its principal strengths include:

Significant Market Share.  AMETEK maintains a significant share in many of its targeted niche markets because of its ability to produce and deliver high-quality products at competitive prices. In EIG, the Company maintains significant market positions in many niche segments within the process, aerospace, industrial, and power instrumentation markets. In EMG, the Company maintains significant market positions in many niche segments including aerospace, defense, mass-transit, medical, office products, and air-moving motors for the floor care market.

Technological and Development Capabilities.  AMETEK believes it has certain technological advantages over its competitors that allow it to develop innovative products and maintain leading market positions. Historically, the Company has grown by extending its technical expertise into the manufacture of customized products for its customers, as well as through strategic acquisitions. EIG competes primarily on the basis of product innovation in several highly specialized instrumentation markets, including process measurement, aerospace, power, and heavy-vehicle dashboard instrumentation. EMG’s differentiated businesses focus on developing customized products for specialized applications in aerospace and defense, medical, business machines and other industrial applications. In its cost-driven motor business, EMG focuses on low-cost design and manufacturing, while enhancing motor-blower performance through advances in power, efficiency, lighter weight and quieter operation.

Efficient and Low-Cost Manufacturing Operations.  EMG has motor manufacturing plants in China, the Czech Republic, Mexico and Brazil to lower its costs and achieve strategic proximity to its customers, providing the opportunity to increase international sales and market share. Certain of the Company’s electronic instrument businesses are also relocating manufacturing operations to low-cost locales. Furthermore, strategic acquisitions and joint ventures in Europe, North America and Asia have resulted in additional cost savings and synergies through the consolidation of operations, product lines and distribution channels that benefit both operating groups.

Experienced Management Team.  Another key component of AMETEK’s success is the strength of its management team and its commitment to the performance of the Company. AMETEK’s senior management has extensive experience, averaging more than twenty years with the Company, and is financially committed to the Company’s success through Company-established stock ownership guidelines based on a set of salary multiples.

Business Strategy

AMETEK’s objectives are to increase the Company’s earnings and financial returns through a combination of operational and financial strategies. Those operational strategies include business acquisitions, new product development, global and market expansion, and Operational Excellence programs designed to achieve double-digit annual percentage growth in earnings per share and a superior return on total capital. To support those operational objectives, financial initiatives have been, or may be, undertaken, including public and private debt or equity issuance, bank debt refinancing, local-source financing in certain foreign countries, accounts receivable securitization and share repurchases. AMETEK’s commitment to earnings growth is reflected in its continued implementation of cost-reduction programs designed to achieve the Company’s long-term best-cost objectives.

AMETEK’s Corporate Growth Plan consists of four key strategies:

Strategic Acquisitions and Alliances.  The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired businesses. Since the beginning of 2002, to the date of this report, the Company has completed nine acquisitions with annualized sales totaling approximately $490 million, including three acquisitions in 2005 representing approximately $260 million in annualized revenues (see “Recent Acquisitions”). Those acquisitions have enhanced AMETEK’s position in analytical instrumentation, technical motors, power systems and instrumentation, and electromechanical connectors. Through these and prior acquisitions, the Company’s management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue this acquisition strategy.

Global and Market Expansion.  AMETEK’s largest international presence is in Europe, where it has operations in the United Kingdom, Germany, Denmark, Italy, the Czech Republic, France, Austria and the Netherlands. These operations provide design and engineering capability, product-line breadth, enhanced European distribution channels, and low-cost production. AMETEK has a leading market position in European floor care motors and a significant presence in many of its instrument businesses. It has grown sales in Latin America and Asia by building and expanding low-cost electric motor and instrument plants in Reynosa, Mexico, and motor manufacturing plants near Sao Paulo, Brazil and in Shanghai, China. It also continues to achieve geographic expansion and market expansion in Asia through joint ventures in China, Taiwan, Japan and South Korea and a direct sales and marketing presence in Singapore, Japan, China, Taiwan and Hong Kong.

New Product Development:  AMETEK’s new product development pipeline is filled with promising and innovative instruments and differentiated electromechanical devices. Recent introductions include:

•	The ORTEC advanced spectroscopic portal monitor and extensions to the Detectivetm family of portable radiation identifiers based on high-purity germanium technology for highly accurate and reliable nuclear threat detection for Homeland Security

•	The Western Research Model IPS-4 integrated process spectrophotometer that represents a technical and functional leap forward in the analysis of industrial process liquids and gases

•	The SPECTRO 682T-HP analyzer that provides on-line analysis of the sulfur content of viscous hydrocarbons in crude oil lines, pipelines, terminals, and blending operations in a compact, highly versatile unit

•	The Talysurf CCI 6000 high-resolution optical profiler that combines the imaging quality of a microscope with a high-accuracy three-dimensional non-contact surface profiler for micro-dimensional surface measurement

•	The 14-sensor suite aboard the Scramjet Engine Demonstrator (SED) being developed by Pratt & Whitney, Boeing and the U.S. Air Force to demonstrate the practical application of hypersonic propulsion for ultrahigh-speed aircraft and space vehicles

•	The Universal Instrument Panels based on AMETEK’s fully digital Next Generation Instrument (NGI®) system for a reliable and cost-effective alternative to analog dashboard gauges found on heavy trucks and other vehicles

•	The FLO-TEK high airflow motor-blower that offers higher efficiency than comparable regenerative blowers and is ideally suited for application where multiple motor-blowers are now required

Operational Excellence.  Operational Excellence is AMETEK’s cornerstone strategy for improving profit margins and strengthening the Company’s competitive position across its businesses. Through its Operational Excellence strategy, the Company seeks to reduce production costs and improve its market positions. The strategy has played a key role in achieving synergies from newly acquired companies. AMETEK believes that Operational Excellence’s focus on Six Sigma process improvements and flow manufacturing, and its emphasis on team building and a participative management culture, have enabled the Company to improve operating efficiencies and product quality, increase customer satisfaction and yield higher cash flow from operations, while lowering operating and administrative costs and shortening manufacturing cycle times.

2005 Overview

Operating Performance

In 2005, AMETEK generated sales of approximately $1.4 billion, an increase of 16% from 2004, and increased net income by 25%. The Company set records for sales, operating income, net income and diluted earnings per share. This strong performance was driven by an improving economy, internal growth in each of the Company’s two segments, the contribution of recently acquired businesses and the Company’s continuing cost-reduction initiatives. Additionally, AMETEK generated record cash flow from its operating activities during 2005 of $166 million.

Recent Acquisitions

In June 2005, the Company acquired SPECTRO Beteiligungs GmbH (“SPECTRO”), the holding company of SPECTRO Analytical Instruments GmbH & Co. KG and its affiliates, from an investor group led by German Equity Partners BV for approximately 80 million euros in cash, or $96.9 million, net of cash received. SPECTRO is a leading global supplier of atomic spectroscopy analytical instrumentation. Headquartered in Kleve, Germany, SPECTRO has annual sales of 85 million euros, or $104 million. SPECTRO is a part of the Company’s Electronic Instruments Group.

In September 2005, the Company acquired the Solartron Group (“Solartron”) from Roxboro Group PLC for approximately 42 million British pounds in cash, or $75 million, net of cash received. Solartron is a leading supplier of analytical instrumentation for process, laboratory and other industrial markets. Solartron has annual sales of 27 million British pounds, or $50 million. Solartron is a part of the Company’s Electronic Instruments Group.

In October 2005, the Company acquired HCC Industries (“HCC”), a leading designer and manufacturer of highly engineered hermetically sealed, or moisture proof connectors, terminals, headers and microelectronic packages for electronic applications in the aerospace, defense, industrial and petrochemical markets. HCC has annual sales of approximately $104 million. It was acquired from an investor group led by Windward Capital Partners and management for approximately $162 million in cash, net of cash received.

In the second and third quarters of 2005, the Company also purchased two small technology lines for cash. The technologies acquired are individually related to the Company’s brushless DC motor and precision pumping system businesses in EMG and EIG, respectively.

Financial Information about Operating Segments, Foreign Operations, and Export Sales

Reportable segment and geographic information is shown on pages 59-61 of this report.

The Company’s Global and Market Expansion growth strategy is subject to certain risks that are inherent in conducting business outside the United States. Those include fluctuations in currency exchange rates and controls, restrictions on the movement of funds, import and export controls, and other economic, political, tax and regulatory policies of the countries in which business is conducted. (Also see Item 1A. Risk Factors).

The Company’s foreign sales (approximately 46% of total sales in 2005 compared with 44% in 2004) have increased from a combination of internal growth and acquisitions. This combination has resulted in increases in export sales of products manufactured in the United States and sales from overseas operations.

Description Of Business

The products and markets of each operating segment are described below:

EIG

EIG is comprised of a group of differentiated businesses. EIG applies its specialized market focus and technology to manufacture instruments used for testing, monitoring and calibration for the process, aerospace, industrial and power markets. EIG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EIG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including aerospace engine sensors, heavy-vehicle instrument panels, analytical instrumentation, level measurement products, power instruments and pressure gauges. It also has joint venture operations in Japan, China and Taiwan. Approximately 48% of EIG’s 2005 sales were to markets outside the United States.

EIG employs approximately 4,500 people, of whom approximately 600 are covered by collective bargaining agreements. EIG has 37 manufacturing facilities: 25 in the United States, ten in Europe, one in South America and one in Canada. EIG also shares manufacturing facilities with EMG in Mexico.

Process and Analytical Instrumentation Markets and Products

Approximately 59% of EIG sales are from instruments for process and analytical measurement and analysis. These include oxygen, moisture, combustion and liquid analyzers; emission monitors; spectrometers; mechanical and electronic pressure sensors and transmitters; radiation measurement devices; level measurement devices; precision pumping systems; and force-measurement and materials testing instrumentation. EIG’s focus is on the process industries, including oil, gas and petrochemical refining, power generation, specialty gas production, water and waste treatment, natural gas distribution, and semiconductor manufacturing. AMETEK’s analytical instruments are also used for precision measurement in a number of other applications including radiation detection for Homeland Security, materials analysis and nanotechnology research.

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

SPECTRO Analytical Instruments, acquired in June 2005, designs, manufactures, and services a broad array of atomic spectroscopic instrumentation used to analyze the elemental composition of solids and liquids. Using optical emission or energy dispersive x-ray fluorescence (ED-XRF) measurement techniques, SPECTRO’s instruments address the analysis requirements of a variety of end markets, including metal production and processing, environmental testing, hydrocarbon processing, the aerospace industry, food processing, and the pharmaceutical industry.

Solartron, acquired in September 2005, is composed of three businesses: Solartron Analytical, Solartron Metrology and Solartron ISA. Solartron Analytical produces high-precision analytical measurement instrumentation and software for the characterization of materials. Solartron Metrology is a leading manufacturer of digital and analog gauging probes, displacement transducers and associated instrumentation used primarily to measure the size and form of machined or fabricated parts. Solartron ISA designs and manufactures flow measurement devices for the oil and gas industry.

Aerospace Instrumentation Markets and Products

Approximately 19% of EIG sales are from aerospace products. AMETEK’s aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements. Its aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Acquisitions have complemented and expanded EIG’s core sensor and transducer product line, used in a wide range of aerospace applications.

Aerospace products include airborne data systems; turbine engine temperature measurement products; vibration-monitoring systems, indicators and displays; fuel and fluid measurement products; sensors; switches; cable harnesses; and transducers. EIG serves all segments of commercial aerospace, including helicopters, business jets, commuter aircraft, and commercial airliners, as well as the military market.

Among its more significant competitive advantages are EIG’s 50-plus years of experience as an aerospace supplier and its long-standing customer relationships with global commercial aircraft Original Equipment Manufacturers (OEMs). Its customers are the leading producers of airframes and jet engines. It also serves the commercial aerospace aftermarket with spare part sales and repair and overhaul services.

Industrial Instrumentation Markets and Products

Approximately 12% of EIG sales are to the industrial instrumentation market.

EIG’s Dixson business is a leading North American manufacturer of dashboard instruments for heavy trucks, and is also among the major suppliers of similar products for construction vehicles. It has strong product development capability in solid-state instruments that primarily monitor engine operating parameters. Through its NCC business, EIG has a leading position in the food service instrumentation market and is a primary source for stand-alone and integrated timing controls for the food service industry.

The Chemical Products division is a custom compounder of engineered thermoplastic resins that offer enhanced strength, temperature resistance and other properties for automotive, consumer appliance and electronic applications. It also produces fluoropolymer-based products for heat exchangers.

Power Instrumentation Markets and Products

Approximately 10% of EIG sales are to the power instrumentation market.

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

In February 2006, EIG acquired Pulsar Technologies, Inc. (“Pulsar”). Pulsar, a leading designer and manufacturer of specialized communication equipment, will broaden EIG’s product offering for the electric power market.

EIG also manufactures sensor systems for land-based gas turbines and for boilers and burners used by the utility, petrochemical, process, and marine industries worldwide.

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 15% of EIG’s 2005 sales were made to its five largest customers, and no one customer accounted for 10% or more of 2005 consolidated sales.

EMG

EMG is among the leaders in many of the specialized markets it serves, including highly-engineered motors, blowers, fans, heat exchangers, connectors, and other electromechanical products or systems for commercial and military aerospace applications, defense, medical equipment, business machines and computers and other power or industrial applications. In its cost-driven motor business, the Company believes that EMG is the world’s largest producer of high-speed, air-moving electric motors for OEMs of floor care products. EMG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EMG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount.

EMG employs approximately 5,100 people, of whom approximately 2,200 are covered by collective bargaining agreements (including some that are covered by local unions). It has 27 manufacturing facilities: 17 in the United States, three in the United Kingdom, two in Italy, two in Mexico, one in China, one in the Czech Republic, and one in Brazil. Approximately 43% of EMG’s 2005 sales were to customers outside the United States.

Differentiated Businesses

Differentiated businesses account for an increasing proportion of EMG’s overall sales base. Differentiated businesses represented 56% of EMG’s sales in 2005 and are comprised of the materials, interconnects, microelectronic packaging, and technical motors and systems businesses described below.

Materials, Interconnects and Packaging Markets and Products

Approximately 18% of EMG sales are materials, interconnects and packaging products. AMETEK is an innovator and market leader in specialized metal powder, strip, wire, and bonded products. It produces stainless steel and nickel clad alloys; stainless steel, cobalt, and nickel alloy powders; metal strip; specialty shaped and electronic wire; and advanced metal matrix composites used in electronic thermal management. Its products are used in automotive, appliance, telecommunications, marine and general industrial applications. Its niche market focus is based upon proprietary manufacturing technology and strong customer relationships.

With the acquisition of HCC in October 2005, EMG added a significant new product line. HCC designs and manufactures high-precision glass-to-metal seals and ceramic-to-metal seals. These seals protect sensitive electronics from the environment as well as provide thermal management capabilities. Products fall into three categories: connectors, terminals and headers, and microcircuit packaging. Connectors facilitate the passage of electrical current between two devices and allow them to be mechanically coupled and decoupled. Terminals and headers are interconnect devices that isolate electrical signals. Microcircuit packaging protects semiconductor circuitry from the environment. Key markets for HCC’s products are aerospace and defense, industrial and petrochemical markets.

Technical Motors and Systems Markets and Products

Technical motors and systems, representing 38% of EMG’s 2005 sales, consist of brushless motors, blowers and pumps as well as other electromechanical systems. Their products are used in aerospace, business machines, computer equipment, defense, mass transit vehicles, medical equipment applications, power, and industrial applications.

EMG produces electronically commutated (brushless) motors, blowers and pumps that offer long life, reliability and near maintenance-free operation. These motor-blower systems and heat exchangers are used for thermal management and other applications on a wide variety of military and commercial aircraft and military ground vehicles, and are used increasingly in medical and other applications, in which their long life and spark-free and reliable operation is very important. These motors provide cooling and ventilation for business machines, computers, and mass transit vehicles. In the emerging fuel cell market, AMETEK is working closely with many of the leading developers of fuel cell technology, to produce blowers and pumps specifically developed for these applications.

EMG’s Prestolite switch business produces solenoids and other electromechanical devices for the motive and stationary power markets. The Prestolite battery charger business manufactures high-quality industrial battery chargers for use in the materials handling market. Both the switch and battery charger businesses have strong market positions and enjoy a reputation for high quality and service.

Floor Care and Specialty Motor Markets and Products

Approximately 44% of EMG sales are to floor care and specialty motor markets, where it has the leading share, through its sales of air-moving electric motors to most of the world’s major floor care OEMs, including vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor care products, ranging from hand-held, canister, and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

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

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 9% of EMG’s sales for 2005 were made to its five largest customers.

Marketing

The Company’s marketing efforts generally are organized and carried out at the division level. EIG makes significant use of distributors and sales representatives in marketing its products, as well as direct sales in some of its more technically sophisticated products. Within aerospace, its specialized customer base of aircraft and jet engine manufacturers is served primarily by direct sales engineers. Given the technical nature of many of its products as well as its significant worldwide market share, EMG conducts most of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors both in the United States and in other countries.

Competition

In general, most of the Company’s markets are highly competitive. The principal elements of competition for the Company’s products are price, product technology, distribution, quality, and service.

In the markets served by EIG, the Company believes that it ranks among the leading U.S. producers of certain measuring and control instruments. It also is a leader in the U.S. heavy-vehicle instrumentation and power instrument markets and one of the leading instrument and sensor suppliers to the commercial aviation market. Competition remains strong and can intensify for certain EIG products, especially its pressure gauge and heavy-vehicle instrumentation. Both of these businesses have several strong competitors. In the process and analytical instruments market, numerous companies in each specialized market compete on the basis of product quality, performance and innovation. The aerospace and power instrument businesses have a number of diversified competitors, which vary depending on the specific market niche.

EMG’s differentiated businesses have competition from a limited number of companies in each of their markets. Competition is generally based on product innovation, performance and price. There also is competition from alternative materials and processes. In its cost-driven businesses, EMG has limited domestic competition in the U.S. floor care market from independent manufacturers. Competition is increasing from Asian motor manufacturers that serve both the U.S. and the European floor care markets. Increasingly, global vacuum motor production is being shifted to Asia where AMETEK has a weaker market position. There is potential competition from vertically integrated manufacturers of floor care products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production.

Backlog and Seasonal Variations of Business

The Company’s approximate backlog of unfilled orders by business segment at the dates specified below was as follows:

	December 31,
	2005	2004	2003
	(In millions)

Electronic Instruments	$216.0	$155.9	$139.3
Electromechanical	224.7	185.0	146.9

Total	$440.7	$340.9	$286.2

The higher backlog at December 31, 2005 was primarily due to the three businesses acquired in 2005, as well as increased order rates, primarily in the Company’s differentiated businesses.

Of the total backlog of unfilled orders at December 31, 2005, approximately 89% is expected to be shipped by December 31, 2006. The Company believes that neither its business as a whole, nor either of its operating segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

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

Research, Product Development and Engineering

The Company is committed to research, product development, and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development, and engineering costs before customer reimbursement were $75.9 million, $66.0 million and $56.1 million, in 2005, 2004 and 2003, respectively. Customer reimbursements in 2005, 2004 and 2003 were $8.9 million, $6.2 million and $6.2 million, respectively. These amounts included net Company-funded research and development expenses of $34.8 million, $25.5 million and $21.4 million, respectively. All such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

Environmental Matters

Information with respect to environmental matters is set forth on page 27 of this report in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters.”

Patents, Licenses and Trademarks

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

Employees

At December 31, 2005, the Company employed approximately 9,800 people in its EMG, EIG and corporate operations, of whom approximately 2,800 employees were covered by collective bargaining agreements. The Company has two collective bargaining agreements that will expire in 2006, which cover less than 100 employees. The Company expects no material adverse effects from the pending labor contract negotiations.

Working Capital Practices

The Company does not have extraordinary working capital requirements in either of its business segments. Customers generally are billed at normal trade terms, which may include extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles, and are responsive to the normal delivery requirements of customers.

Item 1A.	Risk Factors

You should consider carefully the following risk factors and all other information contained in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, results of operations, liquidity and financial condition.

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions, to successfully integrate recent and future acquisitions or to finance future acquisitions.

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2002, we have completed nine acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategies in the past, our ability to effectuate acquisitions will be dependent upon a number of factors, including:

•	Our ability to identify acceptable acquisition candidates;

•	Increased competition for acquisitions, which may increase acquisition costs and affect our ability to consummate acquisitions on favorable terms;

•	Successfully integrating acquired businesses, including integrating the financial, technological and management processes, procedures and controls of the acquired businesses with those of our existing operations;

•	Financing for acquisitions not being available on terms acceptable to us, or at all;

•	U.S. and foreign competition laws and regulations affecting our ability to make certain acquisitions;

•	Unexpected losses of key employees, customers and suppliers of acquired businesses;

•	Mitigating assumed, contingent and unknown liabilities; and

•	Challenges in managing the increased scope, geographic diversity and complexity of our operations.

The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Failure to continue with our acquisition strategy and the successful integration of acquired businesses could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We may experience unanticipated start-up expenses and production delays in opening new facilities.

Certain of our businesses are relocating, or have recently relocated, manufacturing operations to low-cost locales. Unanticipated start-up expenses and production delays in opening new facilities, as well as possible underutilizations of our existing facilities, could result in product inefficiencies, which would adversely affect our business and operations.

Our substantial international sales and operations are subject to customary risks associated with international operations.

International sales for 2005 and 2004 represented approximately 46% and 44% of our total net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will continue to increase in the future. International operations are subject to the customary risks of operating in an international environment, including:

•	Potential imposition of trade or foreign exchange restrictions;

•	Overlap of different tax structures;

•	Unexpected changes in regulatory requirements;

•	Changes in tariffs and trade barriers;

•	Fluctuations in foreign currency exchange rates, including changes in the relative value of currencies in the countries where we operate, subjecting us to exchange rate exposures;

•	Restrictions on currency repatriation;

•	General economic conditions;

•	Unstable political situations; and

•	Compliance with a wide variety of international and U.S. export laws and regulatory requirements.

If we are unable to develop new products on a timely basis, it could adversely affect our business and prospects.

We believe that our future success depends, in part, on our ability to develop on a timely basis technologically advanced products that meet or exceed appropriate industry standards. Although we believe we have certain technological and other advantages over our competitors, maintaining such advantages will require us to continue investing in research and development and sales and marketing. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain such competitive advantages, or that we can recover major research and development expenses. We are not currently aware of any emerging standards or new products, which could render our existing products obsolete, although there can be no assurance that this will not occur or that we will be able to develop and successfully market new products.

A shortage or price increases in our raw materials could increase our operating costs.

We have multiple sources of supplies for our major raw material requirements and we are not dependent on any one supplier; however, certain items, including base metals and certain steel components, are available only from a limited number of suppliers. Shortages in raw materials or price increases therefore could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, results of operations, liquidity and financial condition.

Certain environmental risks may cause us to be liable for costs associated with hazardous or toxic substance clean-up which may adversely affect our financial condition.

Our business, operations and facilities are subject to a number of federal, state, local and foreign environmental and occupational health and safety laws and regulations concerning, among other things, air emissions, discharges to waters and the use, manufacturing, generation, handling, storage, transportation and disposal of hazardous substances and wastes. Environmental risks are inherent in many of our manufacturing operations. Certain laws provide that a current or previous owner or operator of property may be liable for the costs of investigating, removing and remediating hazardous materials at such property, regardless of whether the owner or operator knew of, or was responsible for, the presence of such hazardous materials. In addition, the Comprehensive Environmental Response, Compensation and Liability Act generally imposes joint and several liability for clean-up costs, without regard to fault, on parties contributing hazardous substances to sites designated for clean-up under the Act. We have been named a potentially responsible party at several sites, which are the subject of government-mandated clean-ups. As the result of our ownership and operation of facilities that use, manufacture, store, handle and dispose of various hazardous materials, we may incur substantial costs for investigation, removal, remediation and capital expenditures in connection with compliance with environmental laws. While it is not possible to quantify the potential financial impact of pending environmental matters, based on our experience to date, we believe that the outcome of these matters is not likely to have a material adverse effect on our financial position or future results of operations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that future environmental liabilities will not occur or that environmental damages due to prior or present practices will not result in future liabilities.

We are subject to numerous governmental regulations, which may be burdensome or lead to significant costs.

Our operations are subject to numerous federal, state, local and foreign governmental laws and regulations. In addition, existing laws and regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us. We cannot predict the impact any of these will have on our business or operations.

We may be required to defend lawsuits or pay damages in connection with alleged or actual harm caused by our products.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others or to property. For example, our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us. We may incur significant liability if product liability lawsuits against us are successful. While we believe our current general liability and product liability insurance is adequate to protect us from future claims, we cannot assure that coverage will be adequate to cover all claims that may arise. Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive industry, which may adversely affect our results of operations or ability to expand our business.

Our markets are highly competitive. We compete, domestically and internationally, with individual producers as well as with vertically integrated manufacturers, some of which have resources greater than we do. The principal elements of competition for our products are price, product technology, distribution, quality and service. EMG’s competition in specialty metal products stems from alternative materials and processes. In the markets served by EIG, although we believe EIG is a market leader, competition is strong and could intensify. In the pressure gauge, aerospace and heavy-vehicle markets served by EIG, a limited number of companies compete on the basis of product quality, performance and innovation. Our competitors may develop new, or improve existing products that are superior to our products or may adapt more readily to new technologies or changing requirements of our customers. There can be no assurance that our business will not be adversely affected by increased competition in the markets in which it operates or that our products will be able to compete successfully with those of our competitors.

A prolonged downturn in the aerospace and defense, heavy-vehicle, process instrumentation or electric motor businesses could adversely affect our business.

Several of the industries in which we operate may be cyclical in nature and may be affected by factors beyond our control. A prolonged downturn in the aerospace and defense, heavy-vehicle, process instrumentation or electric motor businesses could have an adverse effect on our business, financial condition and results of operations.

Restrictions contained in our revolving credit facility may limit our ability to incur additional indebtedness.

Our existing revolving credit facility contains restrictive covenants, including restrictions on our ability to incur indebtedness. These restrictions could limit our ability to effectuate future acquisitions or restrict our financial flexibility.

Our goodwill and other intangible assets represent a substantial amount on our balance sheet and write-off of such substantial goodwill and intangible assets could have a negative impact on our financial condition and results of operations.

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2005, goodwill and other intangible assets totaled approximately $900 million, or about 50% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the tangible assets we have acquired. At a minimum annually, we assess whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, we could be required to record a non-cash charge to operating earnings for goodwill impairment, under current applicable accounting rules. Any determination requiring the write-off of a significant portion of unamortized other intangible assets would negatively affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has 64 operating plant facilities in 18 states and eleven foreign countries. Of these facilities, 46 are owned by the Company and 18 are leased. The properties owned by the Company consist of approximately

646 acres, of which approximately 4.7 million square feet are under roof. Under lease is a total of approximately 888,000 square feet. The leases expire over a range of years from 2006 to 2031, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan, China, Japan and South Korea provide the Company with additional production capacity through the Company’s investment in 50% or less owned joint ventures.

The Company’s machinery and equipment, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

	Number of Operating Plant Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased

Electronic Instruments	26	11	2,515,000	610,000
Electromechanical	20	7	2,138,000	278,000

Total	46	18	4,653,000	888,000

Item 3.	Legal Proceedings

The Company and/or its subsidiaries have been named as defendants, along with many other companies, in a number of asbestos-related lawsuits. To date, no judgments have been made against the Company. The Company believes it has strong defenses to the claims, and intends to continue to defend itself vigorously in these matters. Other companies are also indemnifying the Company against certain of these claims. (Also see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 18 to the Consolidated Financial Statements.)

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which the Company’s common stock is traded is the New York Stock Exchange. On February 28, 2006, there were approximately 2,239 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth on page 64 in the section of the Notes to the Consolidated Financial Statements entitled “Quarterly Financial Data (Unaudited).” Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.

During 2005 and 2004, no shares were repurchased under the Company’s share repurchase program. As of December 31, 2005, $52.4 million of the current share repurchase authorization was available for future share repurchases.

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2005, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with the MD&A and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	2005	2004		2003		2002		2001
	(Dollars and shares in millions, except per share amounts)

Consolidated Operating Results (Years Ended December 31)
Net sales	$1,434.5	$1,232.3		$1,091.6		$1,040.5		$1,019.3
Operating income(1) (2)	$239.4	$196.2		$156.8		$148.7		$109.6
Interest expense	$(32.9)	$(28.3)		$(26.0)		$(25.2)		$(27.9)
Net income(1) (2)	$140.6	$112.7		$87.8		$83.7		$66.1
Earnings per share:(1) (2)
Basic	$2.03	$1.66		$1.32		$1.27		$1.01
Diluted	$1.99	$1.63		$1.30		$1.24		$0.99
Dividends declared and paid per share	$0.24	$0.24		$0.12		$0.12		$0.12
Weighted average common shares outstanding:
Basic	69.2	67.8		66.3		65.8		65.7
Diluted	70.7	69.3		67.6		67.3		66.9
Performance Measures and Other Data
Operating income — Return on sales	16.7%	15.9%		14.4%		14.3%		10.7%
— Return on average total assets	15.0%	14.9%		14.0%		14.4%		11.6%
Net income — Return on average total capital	11.0%	10.9%		10.0%		10.4%		8.9%
— Return on average stockholders’ equity	19.2%	19.0%		18.5%		22.2%		21.5%
EBITDA(3)	$275.8	$233.4		$191.1		$180.4		$157.8
Ratio of EBITDA to interest expense(3)	8.4x	8.2	x	7.4	x	7.2	x	5.7x
Depreciation and amortization	$39.4	$39.9		$35.5		$33.0		$46.5
Capital expenditures	$23.3	$21.0		$21.3		$17.4		$29.4
Cash provided by operating activities(4)	$165.9	$161.3		$159.3		$103.7		$101.1
Free cash flow(4)	$142.6	$140.3		$138.0		$86.3		$71.7
Ratio of earnings to fixed charges	6.4x	6.2	x	5.5	x	5.3	x	3.7x
Consolidated Financial Position (at December 31)
Current assets	$556.3	$461.9		$378.6		$350.6		$379.3
Current liabilities	$405.8	$272.8		$289.2		$261.4		$336.2
Property, plant, and equipment	$228.5	$207.5		$213.6		$204.3		$214.5
Total assets	$1,780.6	$1,420.4		$1,217.1		$1,030.0		$1,039.5
Long-term debt	$475.3	$400.2		$317.7		$279.6		$303.4
Total debt	$631.4	$450.1		$424.4		$390.1		$470.8
Stockholders’ equity	$805.6	$659.6		$529.1		$420.2		$335.1
Stockholders’ equity per share	$11.43	$9.60		$7.90		$6.35		$5.11
Total debt as a percentage of capitalization	43.9%	40.6%		44.5%		48.1%		58.4%

See notes to Selected Financial Data on page 16.

Notes to Selected Financial Data

(1)	Amounts in 2001 included unusual pretax charges totaling $23.3 million, or $15.3 million after tax ($0.23 per diluted share). The charges were for employee reductions, facility closures and asset writedowns. The year 2001 also included a tax benefit and related interest income of $10.5 million on an after-tax basis ($0.16 per diluted share) resulting from the closure of several tax years.

(2)	Amounts in 2001 included the amortization of goodwill. Beginning in 2002, goodwill was no longer permitted to be amortized under new accounting rules. Had the Company not amortized goodwill in 2001, net income and diluted earnings per share in 2001 would have been higher by $10.2 million and $0.15 per diluted share, respectively .

(3)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The table below presents the reconciliation of net income reported in accordance with U.S. GAAP to EBITDA.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In millions)

Net income	$140.6	$112.7	$87.8	$83.7	$66.1

Add (deduct):
Interest expense	32.9	28.3	26.0	25.2	27.9
Interest income	(0.7)	(0.6)	(0.5)	(0.7)	(1.0)
Income taxes	63.6	53.1	42.3	39.2	18.3
Depreciation	35.0	36.8	34.2	32.5	33.2
Amortization	4.4	3.1	1.3	0.5	13.3

Total adjustments	135.2	120.7	103.3	96.7	91.7

EBITDA	$275.8	$233.4	$191.1	$180.4	$157.8

(4)	Free cash flow represents cash flow from operating activities, before the effects of an accounts receivable securitization program, less capital expenditures. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 3 above). The table below presents the reconciliation of cash flow from operating activities reported in accordance with U.S. GAAP to free cash flow.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In millions)

Cash provided by operating activities (U.S. GAAP basis)	$165.9	$161.3	$159.3	$103.7	$56.1
Add: Receivable securitization transactions	—	—	—	—	45.0

Total cash from operating activities (before receivable securitization transactions)	165.9	161.3	159.3	103.7	101.1
Deduct: Capital expenditures	(23.3)	(21.0)	(21.3)	(17.4)	(29.4)

Free cash flow	$142.6	$140.3	$138.0	$86.3	$71.7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements based on the Company’s current assumptions, expectations and projections about future events. When used in this report, the words “believes,” “anticipates,” “may,” “expect,” “intend,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. In this report, we disclose important factors that could cause actual results to differ materially from management’s expectations. For more information on these and other factors, see “Forward-Looking Information” on page 28.

The following discussion and analysis of the Company’s results of operations and financial condition should be read in conjunction with “Item 6. Selected Financial Data”, “Item 1A. Risk Factors”, and the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-K.

Business Overview

As a multinational business, AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2005, the Company experienced improved market conditions in most of its differentiated businesses. Strong internal growth and recent acquisitions, combined with successful Operational Excellence initiatives, enabled the Company to post another year of record sales, operating income, net income, and diluted earnings per share in 2005. In addition to achieving its financial objectives, the Company also continued to make progress on its strategic initiatives under AMETEK’s four growth strategies: Operational Excellence, Strategic Acquisitions and Alliances, Global and Market Expansion, and New Products. Highlights of 2005 follow:

•	Sales were $1.4 billion, an increase of 16.4% from 2004 on solid internal growth in each of the Company’s business segments, the Electronic Instruments Group (“EIG”) and the Electromechanical Group (“EMG”), and contributions from the three acquisitions completed during the year:

•	In June 2005, the Company acquired SPECTRO, which has expanded the Company’s elemental analysis capabilities in metal production and processing, environmental testing, hydrocarbon processing, aerospace, food processing, and pharmaceutical markets.

•	In September 2005, the Company acquired Solartron, which has broadened the Company’s analytical instrumentation product offerings for the process, laboratory and other industrial markets, expanding the Company’s geographic reach and capitalizing on significant synergies with the Company’s existing businesses.

•	In October 2005, the Company acquired HCC, which provides the Company with a new platform for the Company’s Electromechanical Group in the rapid design and production of hermetic (moisture-proof) connectors, terminals, headers and microelectronic packages for customer-specific applications.

•	As the Company continues to grow globally, it continues to achieve an increasing level of international sales. With this increase in international sales comes the potential for more exposure to foreign currency fluctuation. In 2005, foreign currency translation had a minimal positive impact on sales and a negligible impact on earnings. International sales, including U.S. export sales, represented 45.7% of consolidated sales in 2005, compared with 43.5% of sales in 2004.

•	The Company’s Operational Excellence strategy is directed toward lowering its overall cost structure, and includes the ongoing transition of a portion of the Company’s motor and instrument production to low-cost manufacturing facilities in Mexico, China and the Czech Republic. The Company believes this strategy had a positive impact on its operating results in 2005. Segment operating margins increased to 18.6% of sales in 2005, from 17.9% of sales in 2004.

•	Higher earnings resulted in cash flow from operating activities that totaled $165.9 million, a 2.9% increase from 2004. At year-end 2005, the debt-to-capital ratio was 43.9%, compared with 40.6% at the end of 2004.

The modest increase in the debt-to-capital ratio in 2005 was a result of the Company increasing its borrowings in the second half of the year to partially finance $340.7 million spent on the 2005 acquisitions.

•	The Company continued its emphasis on investment in research, development and engineering, spending $75.9 million in 2005 before customer reimbursement of $8.9 million, an increase of 15.0% over 2004. Sales from products introduced in the last three years increased 31.7% in 2005 over 2004 to $229.9 million.

Results of Operations

The following table sets forth net sales and income of the Company by business segment and on a consolidated basis for the years ended December 31, 2005, 2004, and 2003:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Net Sales(1):
Electronic Instruments	$808,493	$667,418	$561,879
Electromechanical	625,964	564,900	529,743

Total net sales	$1,434,457	$1,232,318	$1,091,622

Income:
Segment operating income(2):
Electronic Instruments	$166,423	$126,372	$94,976
Electromechanical	100,347	94,250	84,151

Total segment operating income	266,770	220,622	179,127
Corporate administrative and other expenses	(27,361)	(24,388)	(22,366)

Consolidated operating income	239,409	196,234	156,761
Interest and other expenses, net	(35,201)	(30,455)	(26,674)

Consolidated income before income taxes	$204,208	$165,779	$130,087

(1)	After elimination of intra - and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Year Ended December 31, 2005, Compared with Year Ended December 31, 2004

Results of Operations

In 2005, the Company posted record sales, operating income, net income, and diluted earnings per share. The Company achieved these results from acquisitions, internal growth in both its EIG and EMG groups, and cost reduction programs. The Company experienced improved market conditions in most of its businesses in 2005.

The Company reported sales for 2005 of $1,434.5 million, an increase of $202.1 million or 16.4% from sales of $1,232.3 million in 2004. Net sales for EIG were $808.5 million in 2005, an increase of 21.1% from sales of $667.4 million in 2004. EIG’s internal sales growth was 4.6% in 2005, driven by strength in its high-end analytical instruments business and the aerospace and power businesses. The acquisitions of SPECTRO in June 2005, Solartron in September 2005, and Taylor Hobson in June 2004 also contributed to the sales growth. Net sales for EMG were $626.0 million in 2005, an increase of 10.8% from sales of $564.9 million in 2004. EMG’s internal sales growth was 4.2% in 2005, driven by the Group’s differentiated businesses, partially offset by flat market conditions within the Group’s cost-driven businesses. The acquisitions of HCC in October 2005 and Hughes-Treitler in July 2004 also contributed to the sales increase.

Total international sales for 2005 increased to $655.9 million or 45.7% of consolidated sales, an increase of $119.3 million or 22.2% when compared with international sales of $536.6 million or 43.5% of consolidated sales in 2004. The increase in international sales resulted from the acquisitions previously mentioned as well as increased international sales from base businesses. Increased international sales came mainly from sales to Europe and Asia by both operating groups. Export shipments from the United States, which are included in total international sales, were $267.3 million in 2005, an increase of 15.2% compared with $232.0 million in 2004.

New orders for 2005 were $1,534.3 million, compared with $1,287.0 million for 2004, an increase of $247.3 million or 19.2%. Most of the increase in orders was driven by demand in the Company’s differentiated businesses, led by the Company’s aerospace and process businesses as well as the 2005 acquisitions mentioned above. The order backlog at December 31, 2005 was $440.7 million, compared with $340.9 million at December 31, 2004, an increase of $99.8 million or 29.3%. The increase in backlog was due mainly to the 2005 acquisitions. Backlog increases were also reported by many of the Company’s base differentiated businesses.

Segment operating income was $266.8 million for 2005, an increase of $46.2 million, or 20.9%, compared with segment operating income of $220.6 million for 2004. Segment operating margins in 2005 were 18.6% of sales, an increase from 17.9% of sales in 2004. The increase in segment operating income was due to higher sales from the Company’s differentiated businesses. Approximately half of the increase in operating income was from the recent acquisitions. The margin improvement came entirely from the Company’s base differentiated businesses.

Selling, general, and administrative (SG&A) expenses were $171.6 million in 2005, compared with $135.5 million in 2004, an increase of $36.1 million or 26.6%. As a percentage of sales, SG&A expenses were 12.0% in 2005, compared with 11.0% in 2004. Selling expenses, as a percentage of sales, increased to 10.1% in 2005, compared with 9.1% in 2004. The selling expense increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which, because of their distribution channels and higher marketing costs, tend to have a higher rate of selling expenses. Base business selling expenses increased 5.0%, which approximates internal sales growth for 2005.

Corporate administrative expenses were $27.4 million in 2005, an increase of $3.0 million or 12.3%, when compared with 2004. The increase in corporate expenses is the result of higher restricted stock amortization expense related to the Company’s 2004 change in its long-term incentive compensation program, and higher personnel costs necessary to grow the Company. The Company expects administrative expenses to increase in 2006 due to expected continued growth in the business. As a percentage of sales, corporate administrative expenses were 1.9% in 2005, which is slightly lower than in 2004.

After deducting corporate administrative expenses, consolidated operating income was $239.4 million in 2005, an increase of $43.2 million or 22.0% when compared with $196.2 million in 2004. This represents an operating margin of 16.7% of sales for 2005 compared with 15.9% of sales in 2004.

Interest expense was $32.9 million in 2005, an increase of 16.1% compared with $28.3 million in 2004. The increase was due to higher average borrowing levels to fund the 2005 acquisitions, and higher average interest rates.

The effective tax rate for 2005 was 31.1% compared with 32.0% in 2004. The reduction in the effective tax rate was primarily due to the realization of tax benefits stemming from the Company’s worldwide tax planning activities and other adjustments.

Net income for 2005 was $140.6 million, an increase of $27.9 million, or 24.8%, from $112.7 million in 2004. Diluted earnings per share rose 22.1% to $1.99 per share, an increase of $0.36, when compared with $1.63 per diluted share in 2004.

Operating Segment Results

EIG’s sales were $808.5 million in 2005, an increase of $141.1 or 21.1% from 2004 sales of $667.4 million. The sales increase was due to internal growth in EIG’s aerospace, process and analytical instruments, and industrial markets and the acquisitions of Taylor Hobson in 2004 and SPECTRO and Solartron in 2005. Internal growth accounted for 4.6% of the 21.1% increase. The acquisitions accounted for the remainder of the sales increase.

EIG’s operating income for 2005 increased to $166.4 million from $126.4 million in 2004, an increase of $40.0 million, or 31.7%. The increase in operating income was due to higher sales. Approximately half of the increase in operating income was from the acquisitions mentioned above. Both years included one-time pretax gains; 2005 included a gain of $4.3 million from the sale of a facility, and 2004 included a gain of $5.3 million from the settlement of an insurance claim. Operating margins of EIG improved to 20.6% of sales for 2005 compared with operating margins of 18.9% of sales in 2004 due to production efficiencies in the Group’s base businesses.

EMG’s sales for 2005 were $626.0 million, an increase of $61.1 million or 10.8%, compared with sales of $564.9 million in 2004. The sales increase was due in part to internal growth, particularly in the Group’s differentiated businesses, which accounted for 4.2% of the 10.8% sales increase. The acquisitions of Hughes-Treitler in 2004 and HCC in October 2005 as well as $2.3 million of favorable foreign currency translation effects accounted for the remainder of the sales increase.

EMG’s operating income for 2005 increased to $100.3 million from $94.3 million in 2004, an increase of $6.0 million or 6.4%. EMG’s increase in operating income was due to higher sales from its differentiated businesses, which include the recent acquisitions mentioned above. Operating margins of EMG were 16.0% of sales in 2005 compared with operating margins of 16.7% of sales in 2004. The decrease in operating margins was the result of unfavorable changes in product mix within the Group’s cost-driven motor businesses.

Year Ended December 31, 2004, Compared with Year Ended December 31, 2003

Results of Operations

In 2004, the Company posted record sales, operating income, net income, and diluted earnings per share. The Company achieved these results from an improving economy, internal growth in its EIG and EMG groups, acquisitions and cost reduction programs. The Company experienced improved market conditions in most of its businesses in 2004. Sales and orders continued to benefit from the broad-based economic improvement impacting the Company’s short-cycle businesses as well as improvement in its long-cycle aerospace business. The Company’s cost-driven floor care and specialty motors businesses were mainly flat in 2004.

The Company reported sales for 2004 of $1,232.3 million, an increase of $140.7 million or 12.9% from sales of $1,091.6 million in 2003. Net sales for EIG were $667.4 million in 2004, an increase of 18.8% from sales of $561.9 million in 2003. The 2004 sales increase for EIG was driven by the acquisitions of Taylor Hobson in June 2004 and Chandler Instruments in August 2003. Strength in the high-end analytical instruments business, the heavy-vehicle instruments business, and the aerospace and power businesses also contributed to the increase. Net sales for EMG were $564.9 million in 2004, an increase of 6.6% from sales of $529.7 million in 2003 primarily driven by strength in its differentiated businesses and the acquisition of Hughes-Treitler in July 2004. The Group’s cost-driven floor care and specialty motors businesses were mainly flat in 2004. Strengthening foreign currencies also contributed $22.5 million to the overall sales increase, primarily from the British pound and the euro. The noted acquisitions increased 2004 sales by $53.6 million or 4.3%.

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

Segment operating income was $220.6 million for 2004, an increase of 23.2%, compared with segment operating income of $179.1 million for 2003. Segment operating margins in 2004 were 17.9% of sales, an increase from 16.4% of sales in 2003. The increase in segment operating income resulted from higher sales from the Company’s differentiated businesses. Approximately half of the increase in operating income was from the recent acquisitions. The increase in segment operating margins came from improved performance by the Company’s differentiated businesses. Segment operating income for 2004 also included a $5.3 million pretax gain from the settlement of a flood insurance claim involving a manufacturing plant.

SG&A expenses were $135.5 million in 2004, compared with $115.2 million in 2003, an increase of $20.3 million or 17.6%. As a percentage of sales, SG&A expenses were 11.0% in 2004, compared with 10.6% in 2003. Selling expenses, as a percentage of sales, increased to 9.1% in 2004, compared to 8.5% in 2003. The selling expense increase, and the corresponding increase as a percentage of sales, was due primarily to the acquired businesses. The acquisitions added 1.2% to selling expense in 2004 as a percentage of sales. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have higher selling expenses. Selling expense, as a percentage of sales by base businesses was lower when compared with 2003, reflecting the Company’s focus on cost reduction initiatives as a part of its Operational Excellence strategy.

Corporate administrative expenses were $24.4 million in 2004, an increase of $2.0 million or 9.0%, when compared with 2003. As a percentage of sales, corporate administrative expenses were 2.0% in 2004, which was unchanged from 2003. The increase in 2004 corporate expenses was primarily the result of higher legal, professional and consulting fees as well as higher overall compensation expenses. The higher professional and consulting fees were primarily the result of the Company’s Sarbanes-Oxley compliance initiatives associated with reporting on the Company’s internal controls for 2004. Corporate administrative expenses in 2003 included a $2.1 million one-time, noncash expense, from the accelerated cost recognition due to the vesting of a restricted stock grant.

After deducting corporate administrative expenses, consolidated operating income was $196.2 million, an increase of $39.4 million or 25.2% when compared with $156.8 million in 2003. This represented an operating margin of 15.9% of sales for 2004 compared with 14.4% of sales in 2003.

Interest expense was $28.3 million in 2004, an increase of 8.9% compared with $26.0 million in 2003. The increase was due to higher average interest rates on British pound borrowings incurred in connection with acquisitions in the United Kingdom in 2004 and 2003. Other expenses increased by $1.5 million, to $2.1 million in 2004 as a result of broad increases in non-operating expenses, including bank fees and expenses associated with acquisitions not consummated.

The effective tax rate for 2004 was 32.0% compared with 32.5% in 2003. The tax rate in 2004 reflected higher tax benefits in connection with U.S. export sales. The 2003 tax rate reflected the nondeductibility of the noncash expense from the acceleration of restricted stock expense, mentioned earlier.

Net income for 2004 was $112.7 million, an increase of $24.9 million, or 28.4%, from $87.8 million in 2003. Diluted earnings per share rose 25.4% to $1.63 per share, an increase of $0.33, when compared with $1.30 per diluted share in 2003.

Operating Segment Results

EIG’s sales were $667.4 million in 2004, an increase of 18.8% from 2003 sales of $561.9 million. The sales increase was primarily from the 2004 Taylor Hobson acquisition and the 2003 Chandler Instruments acquisition, internal sales growth from strength in the Group’s high-end analytical instrumentation, heavy-vehicle, and aerospace businesses as well as a favorable foreign currency translation impact of $7.4 million. The acquisitions increased 2004 group sales by $62.5 million or 9.4%.

EIG’s operating income for 2004 increased to $126.4 million from $95.0 million in 2003, an increase of $31.4 million, or 33.1%. The increase in operating income was driven by higher sales. The recent acquisitions accounted for approximately half of the operating income increase. Operating income for EIG for 2004 also included a $5.3 million pretax gain from the insurance settlement of a flood claim at one of the Group’s manufacturing plants. The flood gain resulted from the finalization of the Company’s claim for damage to the building, its contents, and the operating assets affected by the flood as well as settlement of business interruption and other expenses. As a result of the flood, the Company ceased operations at this site. Operating margins of EIG improved to 18.9% of sales for 2004 compared with operating margins of 16.9% of sales in 2003.

EMG’s sales for 2004 were $564.9 million, an increase of $35.2 million or 6.6%, compared with sales of $529.7 million in 2003. The sales increase was a result of the Hughes-Treitler acquisition and $15.1 million of favorable foreign currency translation effects as well as strength in the Group’s differentiated businesses. The Group’s cost-driven floor care and specialty motors businesses were mainly flat in 2004. The Hughes-Treitler acquisition accounted for approximately 2.6% of the Group’s sales increase.

EMG’s operating income for 2004 increased to $94.3 million from $84.2 million in 2003, an increase of $10.1 million or 12.0%. The increase in operating income was the result of higher sales by the Group’s differentiated businesses, including the acquisition mentioned above, which accounted for approximately one-third of the increase. In the fourth quarter of 2004, the group incurred $2.5 million of expense related to severance and the acceleration of depreciation expense associated with the planned movement of production to low-cost manufacturing locales. The Group’s operating margins for 2004 improved to 16.7% of sales compared with operating margins of 15.9% of sales in 2003, due to the strength in the Group’s differentiated businesses.

Liquidity and Capital Resources

Cash provided by operating activities totaled $165.9 million for 2005, compared with $161.3 million in 2004, an increase of $4.6 million, or 2.9%. The increase in operating cash flow was primarily the result of higher earnings, partially offset by higher overall operating working capital requirements, mainly driven by the growth of the Company’s business to meet the increased sales levels. In 2005, the Company contributed $10.8 million to its defined benefit pension plans compared with $6.1 million contributed in 2004. During 2004, the Company’s operating activities also included $13.8 million of net cash from insurance proceeds and refunds from prior years’ tax returns. Free cash flow (operating cash flow less capital spending) was $142.6 million in 2005, slightly higher than in 2004. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $275.8 million in 2005, compared with $233.4 million in 2004, an 18.2% improvement. Free cash flow and EBITDA are presented because the Company is aware that they are measures that are used by third parties in evaluating the Company. (See table on page 16 for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

Cash used for investing activities was $361.8 million for 2005, compared with $154.5 million in 2004. In 2005, the Company acquired SPECTRO for $97.7 million in cash, Solartron for $76.9 million in cash, and HCC for $163.6 million in cash (each is net of cash received). In addition, the Company acquired two small technology lines for cash, bringing the total cash outlay for acquisitions in 2005 to $340.7 million, including transaction costs, and net of cash received with the acquisitions. In 2004, the Company acquired Taylor Hobson and Hughes-Treitler for $143.5 million of cash, net of cash received. Additions to property, plant and equipment totaled $23.3 million in 2005, compared with $21.0 million in 2004.

Cash provided by financing activities totaled $196.8 million in 2005, compared with $15.5 million in 2004. In 2005, total borrowings, net of repayments, increased by $197.5 million, compared with a net increase of $15.5 million in 2004. The net increase in long-term borrowings was $91.8 million in 2005 compared with a net increase of $71.1 million in 2004. Short-term borrowings increased $105.7 million in 2005, compared with a decrease of $55.6 million in 2004. In 2005, long-term borrowings included a new 50 million euro ($59.2 million) ten-year term loan, which was completed in the third quarter of 2005, to finance the acquisition of SPECTRO. Additionally, 21.5 million British pounds (approximately $37.0 million) was outstanding at December 31, 2005 related to a floating term loan due in annual installments over a 5-year period to finance a portion of the price to purchase Solartron in September 2005, along with $162.0 million borrowed under the Company’s $300 million revolving credit facility and the accounts receivable securitization program to acquire HCC in October 2005. The euro and British pound borrowings provide natural hedges of the Company’s investment in the German-based SPECTRO business and the United Kingdom-based Solartron business. The Company had available borrowing capacity of $201.9 million under its $300 million revolving bank credit facility, and had fully utilized its $75.0 million accounts receivable securitization facility at December 31, 2005. The revolving bank credit facility was amended in June 2005 to extend its expiration date from February 2009 to June 2010. The amendment also lowered the Company’s cost of capital, reduced the number of financial covenants required, and eased or removed other financial restrictions. It also added an “accordion feature” that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the term of the revolving credit agreement. Extension of the credit facility provides the Company with increased flexibility to support its growth plans.

At December 31, 2005, total debt outstanding was $631.4 million compared with $450.1 million at December 31, 2004. The debt-to-capital ratio was 43.9% at December 31, 2005, compared with 40.6% at December 31, 2004. The increased debt-to-capital ratio was the result of the additional borrowing used to partially finance the 2005 acquisitions. The Company’s debt agreements contain various covenants including limitations on indebtedness and dividend payments, and maintenance of certain financial ratios. At December 31, 2005 and 2004, the Company was in compliance with the debt covenants.

In 2005, net cash proceeds from the exercise of employee stock options were $16.2 million, essentially unchanged from 2004. Cash dividends paid in 2005 were $16.8 million, comparable to the amount paid in 2004.

There were no repurchases of the Company’s common stock in 2005 or 2004. As of December 31, 2005, $52.4 million was available, under the current Board authorization, for future share repurchases.

The following table summarizes AMETEK’s contractual cash obligations at December 31, 2005, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years.

	Payments Due
		Less	One to	Four to	After
		Than	Three	Five	Five
Contractual Obligations	Total	One Year	Years	Years	Years
	(In millions)

Long-term debt	$475.3	$—	$236.0	$109.9	$129.4
Revolving credit loans(a)	71.2	71.2	—	—	—
Other indebtedness(b)	84.9	84.9	—	—	—

Total debt	631.4	156.1	236.0	109.9	129.4
Interest on long-term fixed- rate debt	133.2	27.8	48.2	21.9	35.3
Noncancelable operating leases	49.1	9.3	11.7	6.5	21.6
Purchase obligations(c)	129.4	119.7	8.7	1.0	—
Employee severance and other	11.5	10.4	1.1	—	—

Total	$954.6	$323.3	$305.7	$139.3	$186.3

(a)	Although not contractually obligated, the Company expects to have the capability to repay this obligation within one year as permitted in the credit agreement. Accordingly, $71.2 million is classified as short-term debt at December 31, 2005.

(b)	Amount includes $75 million under the accounts receivable securitization program, which is classified as short-term borrowings at December 31, 2005.

(c)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

Other Commitments

The Company has standby letters of credit and surety bonds of approximately $31.5 million related to performance and payment guarantees. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

Although it has not done so in recent years, the Company may, from time to time, redeem, tender for, or repurchase its long-term debt in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.

As a result of all of the Company’s cash flow activities in 2005, cash and cash equivalents at December 31, 2005 totaled $35.5 million, compared with $37.6 million at December 31, 2004. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, and available financing alternatives, to enable it to meet operating needs and contractual commitments.

Transactions with Related Parties

A member of the Company’s Board of Directors is also of counsel to the law firm of Stroock & Stroock & Lavan LLP, with which the Company has a business relationship. In 2005, Stroock & Stroock & Lavan LLP billed fees to the Company in the aggregate for services rendered, primarily related to business acquisitions, of $1,438,000.

Critical Accounting Policies

The Company has identified its most critical accounting policies as those accounting policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from the estimates used. The consolidated financial statements and related notes contain information that is pertinent to the Company’s accounting policies and to management’s discussion and analysis. The information that follows represents additional specific disclosures about the Company’s accounting policies regarding risks, estimates, subjective decisions, or assessments whereby materially different results of operations and financial condition could have been reported had different assumptions been used or different conditions existed. Primary disclosure of the Company’s significant accounting policies is in Note 1 of the “Notes to Consolidated Financial Statements,” included elsewhere in this report.

•	Revenue Recognition. The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. We have agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized in the statement of income. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience. At December 31, 2005, 2004 and 2003, the accrual for future warranty obligations was $9.4 million, $7.3 million and $6.9 million, respectively. Acquisitions primarily accounted for the increase in 2005. The Company’s expense for warranty obligations approximated $7.2 million in 2005 and $5.0 million each year in 2004 and 2003. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience, and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns, allowances and warranty amounts are higher than past experience, additional warranty accruals may be required.

•	Accounts Receivable. The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables was $7.6 million at December 31, 2005 and 2004.

•	Inventories. The Company uses the last-in, first-out (LIFO) method of accounting for approximately 50% of its inventories. The first-in, first-out (FIFO) method, which approximates current replacement cost, is used to determine cost for the remainder. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was approximately $28.4 million and $28.8 million at December 31, 2005 and 2004, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties, and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•	Goodwill. The Company accounts for goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is not amortized; rather, it is tested for impairment at least annually.

SFAS 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the Company’s reporting unit’s assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record such impairment losses. The determination of the fair value of the Company’s reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. The Company’s acquisitions have generally included a large goodwill component and the Company expects to continue to make acquisitions. At December 31, 2005, goodwill totaled $785.2 million or 44.1% of the Company’s total assets. The Company performed its required annual impairment test in the fourth quarter of 2005 and determined that the Company’s goodwill was not impaired. There can be no assurance that goodwill impairment will not occur in the future.

•	Pensions.

       U.S. Defined Benefit Plans

The Company has defined benefit and defined contribution pension plans. AMETEK accounts for its defined benefit pension plans in accordance with SFAS 87, Employers’ Accounting for Pensions, which requires that amounts recognized in the financial statements be determined on an actuarial basis. The accounting requirements have no effect on funding of the pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the year-end valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2005, the Company considered rates of return on high-quality, fixed-income investments. The discount rate used in determining the 2005 pension cost was 5.75% for U.S. defined benefit pension plans. The discount rate used for determining the funded status of the plans at December 31, 2005, and determining the 2006 U.S. defined benefit pension plan cost is 5.65%. In estimating this rate, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for U.S. defined benefit pension plans for 2005 of 8.5% and will use an expected long-term rate of 8.25% for 2006. The Company determines its expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed- income investments and equity investments, and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2005 and 2006 pension expense for these plans was 3.5%. The unrecognized pension loss, which results from the net effect of changes in the assumed discount rate, the effect of differences between the expected return and the actual return on plan assets, and other changes in actuarial assumptions, has been deferred and is subject to amortization over the estimated service periods of the participants. The unrecognized pension loss totaled $77.5 million for U.S. defined benefit pension plans at December 31, 2005, compared with $67.2 million at December 31, 2004. Depending on the impact of potential future changes in actuarial assumptions, the deferred loss could possibly affect future pension expense under current accounting rules.

U.S. and Foreign Defined Benefit Plans

For the year ended December 31, 2005, the Company recognized consolidated pretax pension expense under SFAS 87 of $2.1 million from its U.S. and foreign defined benefit pension plans. This compares with pretax pension expense under SFAS 87 of $2.6 million recognized from these plans in 2004.

To fund the plans, the Company made cash contributions to its defined benefit pension plans during 2005 which totaled $10.8 million, compared with $6.1 million in 2004. The Company anticipates making cash contributions of approximately $12 million to its defined benefit pension plans in 2006.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock Based Compensation and superseding Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires the Company to expense the fair value of grants made under its employee stock award plans. That cost will be recognized over the required service period of the grants. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Following adoption of SFAS No. 123(R), amounts previously disclosed on a pro forma basis under SFAS No. 123 are to be recorded in the consolidated statement of income. Prior to January 1, 2006, the Company accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25. The Company will adopt SFAS No. 123(R) effective January 1, 2006, under the modified retrospective method with retroactive restatement for all prior periods presented using the pro forma amounts disclosed in note 10 of the Notes to Consolidated Financial Statements. Had the Company adopted SFAS 123R in prior years, the impact of its adoption would have approximated the impact of SFAS 123, as shown in the pro forma disclosure of net income and earnings per share on page 49. The adoption of SFAS No. 123(R) is expected to reduce diluted earnings per share by approximately $0.05 for 2006 and $0.05 per share on a restated basis for 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 151 effective January 1, 2006 and does not expect that its adoption will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 establishes retrospective application as the required method for reporting voluntary changes in accounting principle, unless it is impracticable, in which case the changes should be applied to the earliest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors, if any, beginning January 1, 2006.

Internal Reinvestment

Capital Expenditures

Capital expenditures were $23.3 million or 1.6% of sales in 2005, compared with $21.0 million or 1.7% of sales in 2004. Approximately 54% of the expenditures in 2005 were for equipment to increase productivity and expand capacity. The Company’s 2006 capital expenditures are expected to increase when compared with 2005 levels, with a continuing emphasis on spending to improve productivity and expand low-cost manufacturing facilities. For 2006, capital expenditures are expected to approximate 2% of sales.

Product Development and Engineering

Product development and engineering expenses are directed toward the development and improvement of new and existing products and processes. Such expenses before customer reimbursement were $75.9 million in 2005, an increase from $66.0 million in 2004, and $56.1 million in 2003. Customer reimbursements were $8.9 million, $6.2 million, and $6.2 million in 2005, 2004 and 2003, respectively. Included in the amounts above are net expenses for research and development of $34.8 million for 2005, $25.5 million for 2004, and $21.4 million for 2003.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, the Company has been named a Potentially Responsible Party (PRP) at 20 non-AMETEK owned sites. The Company is identified as a “de-minimis” party in 14 of these sites based on the low volume of relative waste attributed to the Company. In 10 of these sites, the Company has reached agreement on the cost of the de-minimis settlement to satisfy its obligation and is awaiting executed agreements. The agreed to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the site to establish an appropriate settlement amount. In the six remaining sites where the Company is a non-de-minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-AMETEK owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations and for claims and proceedings against the Company with respect to other environmental matters once the Company has determined that a loss is probable and estimable. Total environmental reserves at December 31, 2005 and 2004 were $6.8 million and $7.3 million, respectively. The Company spent $1.0 million on such environmental matters in 2005 and 2004. The Company also has agreements with former owners of certain of its acquired businesses, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of the other parties carry insurance coverage for some environmental matters. To date, those parties have met their obligations in all material respects. The Company has no reason to believe that such third parties would fail to perform their obligations in the future. However, if the Company were required to record a liability with respect to all, or a portion of, such matters on its balance sheet, the effect on income and the amount of the liability could be significant. In the opinion of management, based upon presently available information and past experience related to such matters, either adequate provision for probable costs has been made, or the ultimate cost resulting from these actions is not expected to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Market Risk

The Company’s primary exposures to market risk are fluctuations in interest rates on its short-term and long-term debt, foreign currency exchange rates and commodity prices for certain raw material purchases.

Most of the Company’s long-term debt carries fixed rates and its short-term debt is variable-rate debt. These financial instruments are more fully described in the notes to the financial statements.

The foreign currencies to which the Company has the most significant exchange rate exposure include the euro, the British pound, the Mexican peso and the Japanese yen. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the use of local borrowings and the occasional use of derivative financial instruments. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income, within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company because revenues and the manufacturing and selling costs associated with those revenues are generally transacted in the same foreign currencies.

The primary commodities to which the Company has market exposure are raw material purchases of nickel, copper and steel. Exposure to price changes in these commodities is generally mitigated through adjustments in selling prices of the ultimate product, and purchase order pricing arrangements, although forward contracts are sometimes used to manage some of those exposures.

Based on a hypothetical ten percent adverse movement in interest rates, foreign currency exchange rates, or commodity prices, the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are not material, although the actual effects may differ materially from the hypothetical analysis.

Forward-Looking Information

Certain matters discussed in this Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company’s operations and business environment, and can be affected by inaccurate assumptions, or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. The Company wishes to take advantage of the “safe harbor” provisions of the PSLRA by cautioning readers that numerous important factors in some cases have caused, and in the future could cause, the Company’s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some, but not all, of the factors or uncertainties that could cause actual results to differ from present expectations are set forth under “Item 1A. Risk Factors”.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk is set forth under the heading “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 27 herein.

Item 8.	Financial Statements and Supplementary Data:

Financial Statement Schedules (Item 15(2)

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

REPORTS OF MANAGEMENT

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Proxy Statement of the Company for its 2006 Annual Meeting. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. That report appears on page 32.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 31.

AMETEK, Inc.

March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of AMETEK, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (which appears on page 30), that AMETEK, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that AMETEK, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2005, and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of AMETEK, Inc.

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMETEK, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 1, 2006

AMETEK, Inc.

Consolidated Statement of Income

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Net sales	$1,434,457	$1,232,318	$1,091,622

Operating expenses:
Cost of sales (excluding depreciation)	988,508	863,827	785,441
Selling, general and administrative	171,577	135,494	115,186
Depreciation	34,963	36,763	34,234

Total operating expenses	1,195,048	1,036,084	934,861

Operating income	239,409	196,234	156,761
Other expenses:
Interest expense	(32,913)	(28,343)	(26,017)
Other, net	(2,288)	(2,112)	(657)

Income before income taxes	204,208	165,779	130,087
Provision for income taxes	63,565	53,068	42,272

Net income	$140,643	$112,711	$87,815

Basic earnings per share	$2.03	$1.66	$1.32

Diluted earnings per share	$1.99	$1.63	$1.30

Weighted average common shares outstanding:
Basic shares	69,151	67,832	66,294

Diluted shares	70,711	69,254	67,620

See accompanying notes

AMETEK, Inc.

Consolidated Balance Sheet

	December 31,
	2005	2004
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$35,545	$37,582
Marketable securities	8,243	11,393
Receivables, less allowance for possible losses	269,395	217,329
Inventories	193,099	168,523
Deferred income taxes	21,154	5,201
Other current assets	28,871	21,912

Total current assets	556,307	461,940
Property, plant and equipment, net	228,450	207,542
Goodwill	785,185	601,007
Other intangibles, net of accumulated amortization	117,948	79,259
Investments and other assets	92,710	70,604

Total assets	$1,780,600	$1,420,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$156,130	$49,943
Accounts payable	132,506	109,036
Income taxes payable	—	11,635
Accrued liabilities	117,156	102,224

Total current liabilities	405,792	272,838
Long-term debt	475,309	400,177
Deferred income taxes	54,910	49,441
Other long-term liabilities	39,037	38,314
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 200,000,000 shares; issued:
2005 — 71,696,022 shares; 2004 — 70,417,025 shares	717	704
Capital in excess of par value	78,313	52,182
Retained earnings	764,685	640,856
Accumulated other comprehensive losses	(20,916)	(9,643)
Less: Cost of shares held in treasury: 2005 — 1,219,654 shares;
2004 — 1,732,303 shares	(17,247)	(24,517)

Total stockholders’ equity	805,552	659,582

Total liabilities and stockholders’ equity	$1,780,600	$1,420,352

See accompanying notes

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

	Years Ended December 31,
	2005		2004		2003
	Comprehensive	Stockholders’	Comprehensive	Stockholders’	Comprehensive	Stockholders’
	Income	Equity	Income	Equity	Income	Equity
	(In thousands)

Capital Stock
Preferred Stock, $.01 par value		$—		$—		$—

Common Stock, $.01 par value
Balance at the beginning of the year		704		690		678
Shares issued		13		14		12

Balance at the end of the year		717		704		690

Capital in Excess of Par Value
Balance at the beginning of the year		52,182		32,849		13,706
Issuance of common stock under employee stock plans		14,099		12,773		14,743
Tax benefits from exercise of stock options		12,032		6,560		4,400

Balance at the end of the year		78,313		52,182		32,849

Retained Earnings
Balance at the beginning of the year		640,856		544,422		464,731
Net income	$140,643	140,643	$112,711	112,711	$87,815	87,815

Cash dividends paid		(16,814)		(16,277)		(8,124)

Balance at the end of the year		764,685		640,856		544,422

Accumulated Other Comprehensive Income
Foreign currency translation:
Balance at the beginning of the year		(2,438)		(12,927)		(22,429)
Translation adjustments, net of tax of $195 in 2005	(9,756)		9,032		9,063
(Loss) gain on net investment hedges, net of tax of $1,975 in 2005	(5,644)		1,457		439

	(15,400)	(15,400)	10,489	10,489	9,502	9,502

Balance at the end of the year		(17,838)		(2,438)		(12,927)

Minimum pension liability adjustment:
Balance at the beginning of the year		(8,450)		(7,670)		(12,280)
Adjustments during the year, net of tax of $1,820, $4,552, and $4,130 in 2005, 2004, and 2003, respectively	5,070	5,070	(780)	(780)	4,610	4,610

Balance at the end of the year		(3,380)		(8,450)		(7,670)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the year		1,245		1,401		(10)
(Increase) decrease during the year, net of tax benefit of $162, $670, and $754 in 2005, 2004, and 2003, respectively	(943)	(943)	(156)	(156)	1,411	1,411

Balance at the end of the year		302		1,245		1,401

Total other comprehensive income for the year	(11,273)		9,553		15,523

Total comprehensive income for the year	$129,370		$122,264		$103,338

Accumulated other comprehensive loss at the end of the year		(20,916)		(9,643)		(19,196)

Treasury Stock
Balance at the beginning of the year		(24,517)		(29,635)		(24,215)
Issuance of common stock under employee stock plans		7,270		5,118		428
Purchase of treasury stock		—		—		(5,848)

Balance at the end of the year		(17,247)		(24,517)		(29,635)

Total Stockholders’ Equity		$805,552		$659,582		$529,130

See accompanying notes

AMETEK, Inc.

Consolidated Statement of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash provided by (used for):
Operating activities:
Net income	$140,643	$112,711	$87,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,428	39,909	35,473
Deferred income taxes	10,768	7,518	12,286
Tax benefit from exercise of stock options	12,032	6,560	4,400
Changes in assets and liabilities (net of acquisitions):
(Increase) decrease in receivables	(22,007)	(9,616)	11,739
(Increase) decrease in inventories and other current assets	(871)	(14,954)	826
(Decrease) increase in payables, accruals, and income taxes	(14,108)	17,184	8,653
Increase (decrease) in other long-term liabilities	4,112	2,895	(653)
Pension contribution	(10,810)	(6,114)	(5,179)
Other	6,677	5,187	3,943

Total operating activities	165,864	161,280	159,303

Investing activities:
Additions to property, plant and equipment	(23,261)	(21,025)	(21,326)
Purchase of businesses, net of cash acquired	(340,672)	(143,535)	(163,909)
Other	2,142	10,098	4,232

Total investing activities	(361,791)	(154,462)	(181,003)

Financing activities:
Net change in short-term borrowings	105,708	(55,603)	(3,467)
Additional long-term borrowings	177,790	97,356	76,223
Reduction in long-term borrowings	(86,029)	(26,217)	(48,790)
Repurchases of common stock	—	—-	(5,848)
Cash dividends paid	(16,814)	(16,277)	(8,124)
Proceeds from employee stock plans	16,158	16,286	12,536

Total financing activities	196,813	15,545	22,530

Effect of exchange rate changes on cash and cash equivalents	(2,923)	906	—

(Decrease) increase in cash and cash equivalents	(2,037)	23,269	830
Cash and cash equivalents:
Beginning of year	37,582	14,313	13,483

End of year	$35,545	$37,582	$14,313

See accompanying notes

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements reflect the operations, financial position and cash flows of AMETEK, Inc. (the “Company”), and include the accounts of the Company and subsidiaries, after elimination of all significant intercompany transactions in the consolidation. The Company’s investments in 50% or less owned joint ventures are accounted for by the equity method of accounting. Such investments are not significant to the Company’s consolidated results of operations, financial position or cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents, Securities, and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2005 and 2004, all of the Company’s equity securities and fixed-income securities (primarily those of a captive insurance subsidiary) are classified as “available for sale”, although the Company may hold fixed-income securities until their maturity dates. Fixed-income securities generally mature within four years. The aggregate market value of equity and fixed-income securities at December 31, 2005 and 2004 was $15.7 million ($15.2 million amortized cost), and $18.7 million ($16.8 million amortized cost), respectively. The temporary unrealized gain or loss on such securities is recorded as a separate component of other comprehensive income (in stockholders’ equity), and is not material. The Company had no other-than-temporary impairment losses in 2005 or 2004. The Company recognized other-than-temporary impairment losses against earnings of $0.7 million in 2003. Certain of the Company’s other investments are accounted for by the equity method, and as discussed previously, are not significant.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on its past experience. The allowance for possible losses on receivables at December 31, 2005 and 2004 was $7.6 million. See Note 6.

Inventories

The Company uses the last-in, first-out (LIFO) method of accounting for approximately 50% of its inventories. The first-in, first-out (FIFO) method, which approximates current replacement cost, is used to determine cost for the remaining 50% of the inventories. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was approximately $28.4 million and $28.8 million at December 31, 2005 and 2004, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties, and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged to operations as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets. The range of lives for depreciable assets is generally 5 to 10 years for machinery and equipment, and 25 to 40 years for buildings.

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. We have agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized in the income statement. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience. At December 31, 2005, 2004 and 2003, the accrual for future warranty obligations was $9.4 million, $7.3 million and $6.9 million, respectively. The Company’s expense for warranty obligations approximated $7.2 million in 2005 and $5.0 million each year in 2004 and 2003. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience, and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns, allowances and warranty amounts are higher than past experience, additional warranty accruals may be required.

Research and Development

Company-funded research and development costs are charged to operations as incurred and during the past three years were: 2005-$34.8 million, 2004-$25.5 million and 2003-$21.4 million.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales, and were: 2005 - $20.0 million, 2004 - $16.5 million, and 2003 - $14.7 million.

Earnings per Share

The calculation of basic earnings per share is based on the average number of common shares outstanding during the period. The calculation of diluted earnings per share includes the effect of all potentially dilutive securities (primarily outstanding common stock options and restricted stock). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	2005	2004	2003

Weighted average shares (in thousands):
Basic shares	69,151	67,832	66,294
Stock option and award plans	1,560	1,422	1,326

Diluted shares	70,711	69,254	67,620

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments and Foreign Currency Translation

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

The Company makes infrequent use of derivative financial instruments. Foreign currency forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases or export sales, thereby minimizing the Company’s exposure to foreign currency fluctuation. No forward contracts were outstanding at December 31, 2005. One insignificant forward contract for the purchase of certain inventories was outstanding at December 31, 2004. In instances where transactions are designated as hedges of an underlying item, the gains and losses on those transactions are included in Other Comprehensive Income (OCI) (within stockholders’ equity) to the extent they are effective as hedges. The Company has designated certain foreign-currency-denominated long-term debt as hedges of the net investment in certain foreign operations. These net investment hedges relate to the Company’s British-pound-denominated long-term debt and euro-denominated long-term debt pertaining to the Company’s acquisition of Solartron in September 2005, Taylor Hobson in June 2004, and Airtechnology in January 2003, which are U.K.-based businesses, and the SPECTRO  business, which was acquired in June 2005, and is a German-based business. These acquisitions were financed by borrowings under AMETEK’s revolving credit facility and subsequently refinanced in the form of long-term debt outside of the revolving credit facility. These borrowings were designed to create natural net investment hedges in each of the foreign subsidiaries mentioned on their respective dates of acquisition. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, permits hedging the foreign currency exposure of a net investment in a foreign operation. In accordance with SFAS 133, on the respective dates of acquisition, the Company designated the British pound- and euro-denominated loans referred to above as hedging instruments to offset foreign exchange gains or losses on the net investment in the acquired business due to changes in the British pound and euro exchange rates. As required by SFAS 133, any gain or loss on the hedging instrument following hedge designation (the debt), is reported in OCI in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness. As of December 31, 2005 and 2004, all net investment hedges were effective. At December 31, 2005, the translation gains on the net carrying value of the foreign-currency-denominated investments exceeded the translation losses on the carrying value of the underlying debt and are included in OCI. An evaluation of hedge effectiveness is performed by the Company on an ongoing basis.

At December 31, 2005 and 2004, the Company had $191.8 million and $172.7 million, respectively, of British pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2005, 2004 and 2003. At December 31, 2005, the Company had $59.2 million of euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British pound- and euro-denominated loans being designated and effective as net investment hedges, approximately $20.5 million of currency gains and $10.1 million of currency losses have been included in the translation adjustment in OCI at December 31, 2005 and 2004, respectively.

Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures, which amends SFAS 123, encourage entities to recognize compensation expense for stock-based employee compensation plans at fair value, but provide the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company accounts for stock-based compensation in accordance with APB 25. The exercise price of stock options, set at the time of the grant, is not less than the fair market value per share at the date of the grant. Had the Company applied the fair value recognition provisions of SFAS 123, pretax stock-based compensation expense would have increased $5.9 million, $5.1 million, and

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.9 million for 2005, 2004, and 2003, respectively. Diluted earnings per share would have been lower by $0.05 for 2005, and $0.04 in 2004 and 2003. Options generally have a four-year full vesting period from date of grant. Note 10 presents pro forma results of operations as if the fair value recognition provisions of SFAS 123 had been used to account for stock-based compensation plans.

Goodwill and Other Intangible Assets

The Company accounts for purchased goodwill and intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, purchased goodwill and other intangible assets with indefinite lives, primarily trademarks and tradenames, are not amortized; rather, they are tested for impairment at least annually.

Intangible assets, other than goodwill, with definite lives will continue to be amortized over their useful lives. Patents are being amortized over useful lives of 5 to 17 years. Customer relationships are being amortized over a period of 15 to 20 years. Miscellaneous other intangible assets are being amortized over a period of 10 to 20 years. The Company periodically evaluates the reasonableness of the useful lives of these intangible assets.

In order to test goodwill and other intangible assets with indefinite lives for impairment under SFAS 142, a determination of the fair value of the Company’s reporting units for its goodwill valuation, and its other intangible assets with indefinite lives is required and is based upon, among other things, estimates of future operating performance of the reporting unit being valued. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completed its required annual impairment tests in the fourth quarter of 2005, 2004 and 2003 and determined that the carrying value of goodwill and other intangible assets with indefinite lives was not impaired.

Reclassifications

Certain amounts appearing in the prior year’s financial statements and supporting footnote disclosures have been reclassified to conform to the current year’s presentation.

2.	Stock Split

On January 27, 2004, the Company’s Board of Directors approved a two-for-one split of its common stock distributed on February 27, 2004, to shareholders of record on February 13, 2004. All share and per share amounts included in this report reflect the impact of the stock split.

3.	Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, a revision to SFAS No. 123, Accounting for Stock Based Compensation and superseding Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 123(R) requires the Company to expense the fair value of grants made under its employee stock award plans. That cost will be recognized over the required service period of the grants. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Following adoption of SFAS No. 123(R), amounts previously disclosed on a pro forma basis under SFAS No. 123 are to be recorded in the consolidated statement of income. Prior to January 1, 2006, the Company accounted for share-based payments to employees using the intrinsic value method prescribed in APB Opinion No. 25. The Company will adopt SFAS No. 123(R) effective January 1, 2006, under the modified retrospective method with retroactive restatement for all prior periods presented using the pro forma amounts disclosed in Note 10 of the Notes to Consolidated Financial Statements. Had the Company adopted SFAS 123R in prior years, the impact of its adoption would have approximated the impact of SFAS 123, as shown in the pro forma disclosure of net

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income and earnings per share on page 49. The adoption of SFAS No. 123(R) is expected to reduce diluted earnings per share by approximately $0.05 for 2006 and $0.05 per share on a restated basis for 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS No. 151 effective January 1, 2006 and does not expect that its adoption will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 establishes retrospective application as the required method for reporting voluntary changes in accounting principle, unless it is impracticable, in which case the changes should be applied to the earliest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors, if any, beginning January 1, 2006.

4.	Acquisitions

In October 2005, the Company acquired HCC Industries (“HCC”) from an investor group led by Windward Capital Partners and management for approximately $162 million in cash, net of cash received. Additionally, with the acquisition of HCC, the Company assumed specified contingent liabilities, for which the Company believes it is fully indemnified, arising out of certain previous business activities of HCC. HCC is a leading designer and manufacturer of highly engineered hermetic connectors, terminals, headers and microelectronic packages for sophisticated electronic applications in the aerospace, defense, industrial and petrochemical markets. Headquartered near Los Angeles, CA, HCC has annual sales of approximately $104 million. HCC is part of the Company’s Electromechanical Group.

In September 2005, the Company acquired the Solartron Group (“Solartron”) from Roxboro Group PLC for approximately 42 million British pounds, or $75 million in cash, net of cash received. United Kingdom-based Solartron is a leading supplier of analytical instrumentation for the process, laboratory, and other industrial markets, with annual sales of approximately 27 million British pounds, or $50 million. Solartron is part of the Company’s Electronic Instruments Group.

In June 2005, the Company acquired SPECTRO Beteiligungs GmbH (“SPECTRO”), the holding company of SPECTRO Analytical Instruments GmbH & Co. KG and its affiliates, from an investor group led by German Equity Partners BV for approximately 80 million euros, or $96.9 million in cash, net of cash received. SPECTRO is a leading global supplier of atomic spectroscopy analytical instrumentation. Headquartered in Kleve, Germany, SPECTRO has annualized sales of 85 million euros, or $104 million. SPECTRO is a part of the Company’s Electronic Instruments Group.

The operating results of the HCC, Solartron and SPECTRO acquisitions are included in the Company’s consolidated results from the dates of acquisition.

In the second and third quarters of 2005, the Company also purchased two small technology lines for cash. The technologies acquired are individually related to the Company’s brushless DC motor and precision pumping system businesses in its Electromechanical and Electronic Instruments Groups, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisitions have been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The following table represents the tentative allocation of the aggregate purchase price for the above acquisitions based on their estimated fair values:

In millions

Property, plant and equipment	$40.9
Goodwill	221.4
Other intangible assets	40.0
Net working capital and other	38.4

Total net assets	$340.7

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The HCC acquisition provides a new platform for the Company’s Electromechanical Group in the rapid design and production of hermetic (moisture-proof) connectors, terminals, headers and microelectronic packages for customer-specific applications. The Solartron acquisition broadens the Company’s analytical instrumentation product offerings for the process, laboratory and other industrial markets, expanding its geographic reach and capitalizing on significant synergies with the Company’s existing businesses. The benefits the Company expects to realize from the SPECTRO acquisition include the expansion of its elemental analysis capabilities in metal production and processing, environmental testing, hydrocarbon processing, aerospace, food processing, and pharmaceutical markets. The technology acquisitions provide additional avenues for internal growth. The Company does not expect the majority of the goodwill recorded on the 2005 acquisitions will be deductible for tax purposes.

The $40.0 million assigned to other intangible assets consists primarily of patents and technology with estimated lives ranging from 6 to 15 years.

For the HCC, Solartron and SPECTRO acquisitions, the Company is in the process of completing third party valuations of certain tangible and intangible assets acquired and updating its assessment of the acquired contingent liabilities of HCC. Therefore, the allocation of the purchase price to the acquired assets and liabilities of these businesses is subject to revision.

In 2004, the Company made two acquisitions. In June 2004, the Company acquired Taylor Hobson Holdings Limited (Taylor Hobson) for approximately 51.0 million British pounds, or $93.8 million in cash, net of cash received. Taylor Hobson is a leading manufacturer of ultraprecise measurement instrumentation for a variety of markets, including optics, semiconductors, hard disk drives and nanotechnology research. Taylor Hobson is a part of the Company’s Electronic Instruments Group. In July 2004, the Company acquired substantially all of the assets of Hughes-Treitler Mfg. Corp. (Hughes-Treitler) for approximately $48.0 million in cash. Hughes-Treitler is a supplier of heat exchangers and thermal management subsystems for the aerospace and defense markets. Hughes-Treitler is a part of the Company’s Electromechanical Group.

Had the acquisitions of Taylor Hobson and Hughes-Treitler, which were acquired in June and July of 2004, respectively, and HCC, SPECTRO and Solartron, which were acquired in June, September and October 2005, respectively, been made at the beginning of 2004, pro forma net sales, net income, and diluted earnings per share for the years ended December 31, 2005 and 2004 would have been as follows:

	Unaudited Pro Forma Results of Operations
	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
	(In millions, except per share)

Net sales	$1,596.7	$1,531.0
Net income	$146.9	$120.2
Diluted earnings per share	$2.08	$1.74

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2004.

In 2003, the Company made three acquisitions. In January 2003, the Company acquired Airtechnology Holdings Limited (Airtechnology) from Candover Partners Limited, for approximately 50 million British pounds, or about $80 million in cash. Airtechnology is a supplier of motors, fans and environmental control systems for the aerospace and defense markets. Airtechnology is a part of the Company’s Electromechanical Group. In February 2003, the Company acquired Solidstate Controls, Inc. (SCI) from Marmon Industrial Companies LLC for approximately $34 million in cash. SCI is a leading supplier of uninterruptible power supply systems for the process and power generation industries. SCI is a part of the Company’s Electronic Instruments Group. In August 2003, the Company acquired Chandler Instruments Company, LLC (Chandler Instruments), for approximately $49 million in cash. Chandler Instruments is a leading manufacturer of high-quality measurement instrumentation for the oil and gas industry. Chandler Instruments is a part of the Company’s Electronic Instruments Group.

5.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2005 and 2004 were as follows:

	EIG	EMG	Total
	(In millions)

Balance at December 31, 2003	$309.1	$197.9	$507.0
Goodwill acquired during the year	62.6	32.5	95.1
Purchase price allocation adjustments and other	(5.9)	0.6	(5.3)
Foreign currency translation adjustments	0.8	3.4	4.2

Balance at December 31, 2004	366.6	234.4	601.0
Goodwill acquired during the year	129.9	91.5	221.4
Purchase price allocation adjustments and other	(2.9)	(16.8)	(19.7)
Foreign currency translation adjustments	(11.5)	(6.0)	(17.5)

Balance at December 31, 2005	$482.1	$303.1	$785.2

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets were as follows:

	2005	2004
	(In thousands)

Definite-lived intangible assets (subject to amortization):
Patents	$64,301	$29,528
Purchased technology	19,194	19,264
Customer lists	33,976	34,695
Other acquired intangibles	26,336	22,591

	143,807	106,078

Accumulated amortization:
Patents	(22,148)	(22,015)
Purchased technology	(19,194)	(19,264)
Customer lists	(5,054)	(3,296)
Other acquired intangibles	(20,026)	(20,926)

	(66,422)	(65,501)

Net intangible assets subject to amortization	77,385	40,577
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and tradenames	40,563	38,682

	$117,948	$79,259

Amortization expense was $4.5 million, $3.1 million, and $1.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. Amortization expense for each of the next five years is expected to approximate $6.0 million per year.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Balance Sheet Information

	2005	2004
	(In thousands)

INVENTORIES
Finished goods and parts	$40,092	$40,956
Work in process	45,819	40,203
Raw materials and purchased parts	107,188	87,364

	$193,099	$168,523

PROPERTY, PLANT AND EQUIPMENT
Land	$17,217	$14,363
Buildings	144,558	133,006
Machinery and equipment	520,485	503,068

	682,260	650,437
Less accumulated depreciation	(453,810)	(442,895)

	$228,450	$207,542

ACCRUED LIABILITIES
Accrued employee compensation and benefits	$34,824	$35,816
Other	82,332	66,408

	$117,156	$102,224

	2005	2004	2003
	(In thousands)

ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at beginning of year	$7,628	$7,856	$7,248
Additions charged to expense	581	617	2,293
Recoveries credited to allowance	10	63	74
Write-offs	(400)	(1,097)	(2,591)
Currency translation adjustment and other	(238)	189	832

Balance at end of year	$7,581	$7,628	$7,856

7.	Flood Damage Gain

In the fourth quarter of 2004, the Company settled an insurance claim in connection with a flood loss, which occurred at one of its manufacturing plants in 2003. The Company received insurance proceeds totaling $24.2 million in settlement of the damage claim and loss of the related assets. The total pretax gain recognized in 2004 from this insurance claim was $5.3 million and is included in operating income in the consolidated statement of income. As a result of the flood, the Company has ceased operations at this location. Plant closure costs of $3.6 million associated with this decision were recognized in the fourth quarter of 2004, and were reflected in the determination of the gain.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Debt

At December 31, 2005 and 2004, long-term debt consisted of the following:

	December 31,
	2005	2004
	(In thousands)

U.S. dollar 7.20% senior note due 2008	$225,000	$225,000
British pound 5.96% senior note due 2010	86,025	95,925
British pound floating rate term note due through 2010 (5.31% at December 31, 2005)	36,992	—
Euro 3.94% senior note due 2015	59,200	—
British pound 5.99% senior note due 2016	68,827	76,753
Accounts receivable securitization due 2006	75,000	38,000
Revolving credit loan	71,200	—
Other, principally foreign	9,195	14,442

	631,439	450,120
Less: current portion	(156,130)	(49,943)

Total long-term debt	$475,309	$400,177

Maturities of long-term debt outstanding at December 31, 2005 are as follows: $5.5 million in 2007; $230.5 million in 2008; $5.5 million in 2009; $104.4 million in 2010; $0.3 million in 2011; and $129.1 million in 2012 and thereafter.

At December 2005, the Company had outstanding a 21.5 million British pound ($37.0 million) 5.31% (London Interbank Offered Rate (LIBOR) plus .69%) floating term loan with annual installment payments due through 2010. In connection with the SPECTRO acquisition, the Company issued a 50 million euro ($59.2 million at December 31, 2005) 3.94% senior note due in 2015. In November 2004, the Company issued a 40 million British pound ($68.8 million at December 31, 2005) 5.99% senior note due in 2016. In September 2003, the Company issued a 50 million British pound ($86.0 million at December 31, 2005) 5.96% senior note due in 2010.

The Company has an accounts receivable securitization facility agreement through a wholly owned, special purpose subsidiary, and the special purpose subsidiary has a receivables sale agreement with a bank whereby it could sell to a third party up to $75.0 million of its trade accounts receivable on a revolving basis. The securitization facility is a financing vehicle utilized by the Company because it offers attractive rates relative to other financing sources. All securitized accounts receivable and related debt are reflected on the Company’s consolidated balance sheet.

The special purpose subsidiary is the servicer of the accounts receivable under the securitization facility. The securitization facility expires in December 2006. The Company intends to renew the securitization facility on an annual basis. Interest rates on amounts drawn down are based on prevailing market rates for short-term commercial paper plus a program fee. The Company also pays a commitment fee on any unused commitments under the securitization facility. The Company’s accounts receivable securitization is accounted for as a secured borrowing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

At December 31, 2005 and 2004, securitized accounts receivable and the corresponding debt on the consolidated balance sheet were $75.0 million and $38.0 million, respectively. Interest expense under this facility is not significant. The weighted average interest rate on the amount outstanding under the accounts receivable securitization during 2005 and 2004 was 4.3% and 2.0%, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has an unsecured $300 million Revolving Credit Facility that matures in June 2010. The credit facility has an accordion feature that allows the Company to request up to an additional $100 million in revolving credit commitments at any time during the term of the revolving credit agreement. Interest rates on outstanding loans under the Revolving Credit Facility are either at LIBOR plus a negotiated spread over LIBOR, or at the U.S. prime rate. At December 31, 2005, the Company had an outstanding revolving credit loan of $71.2 million. At December 31, 2004, the Company had no revolving credit loan outstanding. The Company had outstanding letters of credit totaling $26.9 million and $28.5 million at December 31, 2005 and 2004, respectively. At December 31, 2005, $201.9 million was unused and available under the Revolving Credit Facility.

The Revolving Credit Facility places certain restrictions on allowable subsidiary debt. The Revolving Credit Facility also places certain restrictions on certain cash payments, including the payment of dividends. At December 31, 2005, retained earnings of approximately $36.5 million were not subject to the dividend limitation.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of approximately $87.0 million at December 31, 2005. Foreign subsidiaries had debt outstanding at December 31, 2005 totaling $46.2 million, of which $36.3 million is reported as long-term.

The approximate weighted average interest rate on total debt outstanding at December 31, 2005 and 2004 was 6.4% and 6.2%, respectively.

9.	Stockholders’ Equity

In 2005 and 2004, the Company did not repurchase any shares of its common stock under its current share repurchase authorization. At December 31, 2005, approximately $52.4 million of the current share purchase authorization was unexpended. At December 31, 2005, the Company held approximately 1.2 million shares in its treasury at a cost of $17.2 million, compared with approximately 1.7 million shares at a cost of $24.5 million at the end of 2004. The number of shares outstanding at December 31, 2005 was 70.5 million shares, compared with 68.7 million shares at December 31, 2004.

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

10.	Stock Option and Award Plans

The Company’s 2002 Stock Incentive Plan permits the grant of up to 4.0 million shares of common stock to eligible employees and non-employee directors of the Company in the form of options, phantom stock awards, restricted stock awards and stock rights. The Company’s 1999 Stock Incentive Plan permits the grant of up to 4.0 million shares of common stock in the same forms as under the 2002 Plan. The Company’s 1997 Stock Incentive Plan permits the grant of up to 7.6 million shares of common stock in the same forms as under the 2002 Plan. Stock options may be granted as non-qualified stock options or as incentive stock options.

In 2004, the Company adopted a change in its long-term incentive compensation program for officers and other senior managers to grant approximately 50% of the value of its long-term incentive awards as restricted stock and 50% as stock options, rather than primarily stock options as it had previously. Restricted awards of the Company’s common stock are made to eligible employees and non-employee directors at such cost to the grantee as the compensation committee of the Board of Directors may determine at the date such awards are granted. Such shares are granted subject to certain conditions with respect to transfer and other restrictions as prescribed by the plan. Upon grant of restricted stock, unearned compensation, equivalent to the excess of the market price of the shares awarded over the exercise price at the date of grant, is charged as a reduction of capital in excess of par value in the

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s consolidated balance sheet and is amortized to expense over the period until the restrictions lapse, which is also set at the date of the grant. In 2005 and 2004, 529,440 and 367,625 shares of restricted stock were granted at an average market value of $37.78 and $27.96 per restricted share, respectively. No restricted stock awards were granted in 2003. Compensation expense related to restricted stock amortization was $4.7 million, $1.1 million, and $2.4 million in 2005, 2004, and 2003, respectively. Restricted stock compensation expense in 2003 included $2.1 million in connection with the acceleration of vesting of a restricted stock grant. There were 883,025 shares and 364,945 shares of restricted stock outstanding at December 31, 2005 and 2004, respectively.

Under a Supplemental Executive Retirement Plan (“SERP”), in 2005, the Company reserved 13,443 shares of common stock. Reductions for retirements and terminations were minimal in 2005. The total number of shares of common stock reserved under the SERP was 187,303 as of December 31, 2005. Charges to expense under the SERP, not significant in amount, are considered pension expense, with the offsetting credit reflected in capital in excess of par value.

At December 31, 2005, 5,126,344 (6,919,840 in 2004) shares of common stock were reserved for issuance, including stock options outstanding, under the 2002, 1999 and 1997 plans. The options are exercisable at prices not less than market prices on dates of grant, and in installments over four-to ten-year periods from dates of grant. Options vest on a straight-line basis generally over a four-year period. The Company had no stock appreciation rights outstanding at December 31, 2005 or 2004. Stock appreciation rights, if and when issued, are exercisable for cash and/or shares of the Company’s common stock when the related option is exercised. A charge to income would be made for these rights and the related options under current accounting rules.

A summary of the Company’s stock option activity and related information for the years ended December 31 follows:

	2005		2004		2003
	Shares	Price Range	Shares	Price Range	Shares	Price Range

Outstanding at beginning of year	4,287,173	$7.07-$31.64	4,824,658	$7.07-$18.82	5,128,948	$7.07-$19.34
Granted	407,910	$37.93-$37.93	994,800	$26.18-$31.64	1,129,900	$18.06-$18.06
Exercised	(1,278,997)	$7.07-$30.41	(1,328,433)	$7.07-$18.82	(1,322,234)	$7.07-$18.82
Canceled	(89,474)	$13.14-$37.93	(203,852)	$9.97-$26.18	(111,956)	$9.97-$19.34

Outstanding at end of year	3,326,612	$7.98-$37.93	4,287,173	$7.07-$31.64	4,824,658	$7.07-$18.82

Exercisable at end of year	1,512,739	$7.98-$31.64	1,898,347	$7.07-$18.82	2,284,860	$7.07-$18.82

The following table summarizes information pertaining to the Company’s stock options outstanding at December 31, 2005:

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Options	Exercise	Contractual	Options	Exercise
Range of Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price

$ 7.98-$15.17	521,912	$12.07	1.9	521,912	$12.07
$15.18-$18.82	1,465,066	$18.39	4.0	776,441	$18.46
$18.83-$37.93	1,339,634	$31.08	5.8	214,386	$28.20

	3,326,612	$22.51	4.4	1,512,739	$17.64

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option and restricted stock awards, which recognizes expense based on the intrinsic value of the award at the date of grant. Since stock options have been issued with the exercise price per share equal to the fair market value per share at the date of grant, no compensation expense has resulted related to these types of awards. Had the Company accounted for stock awards in accordance with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company would have reported the following pro forma results for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
	(In thousands, except per share data)

Net income:
Net income, as reported	$140,643	$112,711	$87,815
Add: Stock-based employee compensation expense included in reported net income	3,477	677	2,425
Deduct: Total stock-based compensation expense determined under the fair-value-based method for all awards, net of tax	(7,762)	(4,397)	(6,050)

Pro forma net income	$136,358	$108,991	$84,190

Net income per share:
Basic:
As reported	$2.03	$1.66	$1.32
Pro forma	1.97	1.61	1.27
Diluted:
As reported	1.99	1.63	1.30
Pro forma	1.94	1.59	1.26

The weighted average fair value of options on the grant date was $10.88 for 2005, $8.40 for 2004, and $6.19 for 2003. The fair value of each option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for options granted in each of the last three years.

	2005	2004	2003

Expected life (years)	5.0	5.0	5.0
Expected volatility	26.1%	29.7%	37.0%
Dividend yield	0.63%	0.86%	0.66%
Risk-free interest rate	4.00%	3.66%	2.63%

11.	Leases and Other Commitments

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2005 (principally for production and administrative facilities and equipment) amounted to $49.1 million, consisting of annual payments of $9.3 million in 2006, $6.5 million in 2007, $5.2 million in 2008, $3.7 million in 2009, $2.8 million in 2010, and $21.6 million in 2011 and thereafter. Rental expense was $14.5 million in 2005, $11.3 million in 2004 and $9.0 million in 2003. The leases expire over a range of years from 2006 to 2031, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.

As of December 31, 2005 and 2004, the Company had $129.4 million and $75.5 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The components of income before income taxes and the details of the provision for income taxes are as follows:

	2005	2004	2003
	(In thousands)

Income before income taxes:
Domestic	$156,654	$137,713	$100,116
Foreign	47,554	28,066	29,971

Total	$204,208	$165,779	$130,087

Provision for income taxes:
Current:
Federal	$30,907	$28,964	$17,492
Foreign	18,641	11,143	11,105
State	3,249	5,443	1,605

Total current	52,797	45,550	30,202

Deferred:
Federal	10,492	7,104	12,393
Foreign	(598)	24	(2,261)
State	874	390	1,938

Total deferred	10,768	7,518	12,070

Total provision	$63,565	$53,068	$42,272

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax (asset) liability as of December 31 are as follows:

	2005	2004
	(In thousands)

Current deferred tax asset:
Reserves not currently deductible	$(14,701)	$(5,480)
Net operating losses	(11,399)	—
Other	(596)	279

	(26,696)	(5,201)
Less: valuation allowance*	5,542	—

Net current deferred tax asset	(21,154)	(5,201)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	$21,365	$24,557
Reserves not currently deductible	(16,400)	(15,296)
Pensions	23,748	11,453
Differences in basis and amortization of intangible assets	30,267	26,638
Residual tax on unremitted earnings	3,621	1,555
Net operating loss carryforwards of acquired businesses	(10,251)	(3,968)
Foreign tax credit carryforwards	(6,350)	(2,442)
Other	(503)	534

	45,497	43,031
Less: valuation allowance*	9,413	6,410

Noncurrent deferred tax liability	54,910	49,441

Net deferred tax liability	$33,756	$44,240

*	The December 31, 2005 valuation allowance includes $8.1 million related to business acquisitions that would increase goodwill, if reversed.

The effective rate of the provision for income taxes reconciles to the statutory rate as follows:

	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	2.3	1.8
Tax benefits from qualified export sales	(2.6)	(4.4)	(3.3)
Foreign operations, net	(2.1)	0.2	0.7
Closure of prior tax years	(0.4)	(1.1)	(1.1)
Other	(0.3)	—	(0.6)

	31.1%	32.0%	32.5%

In 2005, U.S. deferred income taxes totaling $2.0 million were provided on undistributed earnings of certain non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. deferred income taxes for the undistributed earnings of certain other subsidiaries, which total approximately $61.9 million at December 31, 2005, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes and withholding taxes payable to the various foreign countries.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.

As of December 31, 2005, the Company has net operating loss carryforwards of approximately $21.6 million for tax purposes, which will be available to offset future income taxes payable subject to certain annual or other limitations based on U.S. and foreign tax law. This amount includes net operating loss carryforwards of $14.2 million for federal income tax purposes with a valuation allowance of $5.8 million, $4.9 million for foreign income tax purposes with a valuation allowance of $0.3 million, and $2.5 million for state income tax purposes with a full valuation allowance. These net operating loss carryforwards are primarily related to recent acquisitions, and if not used, will expire between 2007 and 2030. As of December 31, 2005, the Company has foreign tax credits of approximately $6.3 million which will be available to offset future income taxes payable subject to certain limitations based on U.S. tax law. There is a full valuation allowance on the foreign tax credits. If not used, the credits will expire in 2014 and 2015. The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. Any reductions in the allowance resulting from the realization of the loss carryforwards of acquired companies will result in a reduction of goodwill.

13.	Retirement Plans and Other Postretirement Benefits

Retirement and Pension Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. AMETEK estimates that it will make cash contributions of approximately $12 million to its worldwide defined benefit pension plans in 2006.

The Company uses a measurement date of December 31 for its U.S. defined benefit pension plans and an October 1 measurement date for its foreign defined benefit pension plans.

The Company sponsors a 401(k) retirement and savings plan for eligible employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. The Company matches employee contributions on a dollar-for-dollar basis up to 6% of eligible compensation or a maximum of $1,200 per participant.

The Company’s retirement and savings plan has a defined contribution retirement feature principally to cover U.S. salaried employees joining the Company after December 31, 1996. Under the retirement feature, the Company makes contributions for eligible employees based on a pre-established percentage of the covered employee’s salary subject to pre-established vesting. Employees of certain of the Company’s foreign operations participate in various local defined contribution plans.

The Company also has a defined contribution retirement plan for certain of its U.S. acquired businesses for the benefit of eligible employees. Company contributions are made for each participant up to a specified percentage, not to exceed 6% of the participant’s base compensation.

The Company has nonqualified unfunded retirement plans for its Directors and certain retired executives. It also provides supplemental retirement benefits, through contractual arrangements and/or a Supplemental Executive Retirement Plan (SERP) covering certain current and former executives of the Company. These supplemental benefits are designed to compensate the executive for retirement benefits that would have been provided under the Company’s primary retirement plan, except for statutory limitations on compensation that must be taken into

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

account under those plans. The projected benefit obligations of the SERP and the contracts will primarily be funded by a grant of shares of the Company’s common stock upon retirement or termination of the executive. The Company is providing for these obligations by charges to earnings over the applicable periods. The following tables set forth the changes in benefit obligations and the fair value of plan assets for the funded and unfunded defined benefit plans for 2005 and 2004:

	2005	2004
	(In thousands)

Change in projected benefit obligation (“PBO”)
Net projected benefit obligation at beginning of year	$416,954	$347,138
Service cost	6,605	5,898
Interest cost	23,541	22,256
Acquisitions	1,295	37,411
Foreign currency translation adjustment	(7,400)	3,483
Employee contributions	615	357
Actuarial losses	20,700	21,595
Gross benefits paid	(22,239)	(21,184)

Net projected benefit obligation at end of year	$440,071	$416,954

The accumulated benefit obligation (“ABO”) at the end of 2005 and 2004 consisted of the following:

	2005	2004
	(In thousands)

Funded plans	$404,466	$382,469
Unfunded plans	5,976	5,940

Total	$410,442	$388,409

Change in plan assets:
Fair value of plan assets at beginning of year	$385,210	$330,957
Actual return on plan assets	36,960	41,408
Acquisitions	1,072	25,009
Employer contributions	11,307	6,325
Employee contributions	615	357
Foreign currency translation adjustment	(5,184)	2,338
Gross benefits paid	(22,239)	(21,184)

Fair value of plan assets at end of year	$407,741	$385,210

On an ABO basis, in the aggregate, the Company’s funded U.S. defined benefit pension plans were 101% funded at December 31, 2005 and 2004. Foreign defined benefit pension plans were 91% funded at December 31, 2005 and 2004. For a presentation of the plans whose ABO exceeds the fair value of the plan assets, see page 56.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine end-of-year benefit obligations:

	2005	2004

U.S. Defined Benefit Pension Plans

Discount rate	5.65%	5.75%
Rate of compensation increase (where applicable)	3.50%	3.50%

Foreign Defined Benefit Pension Plans

Discount rate	5.00%	5.50%
Rate of compensation increase (where applicable)	3.40%	4.00%

The asset allocation percentages for the Company’s U.S. defined benefit pension plans at December 31, 2005 and 2004, and the target allocation percentages for 2006 by asset category, are as follows:

U.S. Defined Benefit Pension Plans

		Percent of Plan Assets
	Target Allocation	at Year-End
Asset Category	2006	2005	2004

Equity securities	50%-70%	61%	62%
Debt securities	20%-40%	28%	28%
Other(a)	5%-15%	11%	10%

Total		100%	100%

(a)	Amounts in 2005 and 2004 include an approximate 10% investment in alternative assets consisting of diversified hedge funds. Amounts in 2005 and 2004 also include cash and cash equivalents.

The fair value of plan assets for these plans was $356.9 million and $341.5 million at December 31, 2005 and 2004, respectively. The expected long-term rate of return on these plan assets was 8.5% in 2005 and 8.9% in 2004. Equity securities included 452,800 shares of AMETEK, Inc. common stock in the amount of $19.4 million (5.4% of total plan investment assets) and 662,800 shares in the amount of $23.6 million (6.9% of total plan investment assets) at December 31, 2005 and 2004, respectively.

The objectives of the AMETEK, Inc. U.S. defined benefit plans’ investment strategy are to maximize the plans’ funded status and minimize Company contributions and plan expense. Because the goal is to optimize returns over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and fixed-income markets provide poor returns, an allocation to alternative assets may be made to improve the overall portfolio’s diversification and return potential. The Company periodically reviews its asset allocation, taking into consideration plan liabilities, plan benefit payment streams and the investment strategy of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges, and rebalanced when necessary.

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

Other than for investments in alternative assets, described in note (a) above, certain investments are prohibited. Prohibited investments include venture capital, private placements, unregistered or restricted stock, margin trading,

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commodities, limited partnerships, short selling, and rights and warrants. Foreign currency futures, options, and forward contracts may be used to manage foreign currency exposure.

For the Company’s foreign defined benefit plans, the asset allocation percentages at December 31, 2005 and 2004, and the target allocation percentages for 2006, by asset category, are as follows:

Foreign Defined Benefit Pension Plans

		Percent of Plan Assets
	Target Allocation	at Year-End
Asset Category	2006	2005	2004

Equity securities	80%-90%	88%	86%
Debt securities	0%-10%	7%	9%
Real estate	—	3%	3%
Other (a)	—	2%	2%

Total		100%	100%

(a)	Primarily cash and cash equivalents.

The objective of AMETEK, Inc.’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, fixed-income investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform fixed-income investments over the long term. However, the trustees recognize the fact that fixed-income investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans, and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed from time to time in view of changes in market conditions and in the plans’ liability profile.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the amounts recognized in the consolidated balance sheets at December 31, 2005 and 2004:

	2005	2004
	(In thousands)

Funded status asset (liability):
Fair value of plan assets	$407,741	$385,210
Projected benefit obligation	(440,071)	(416,954)

Funded status at end of year	(32,330)	(31,744)
Unrecognized net actuarial loss	79,747	67,413
Unrecognized prior service cost	2,238	2,231
Unrecognized net transition asset	(36)	(52)

Net amount recognized at end of year	$49,619	$37,848

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$54,553	$40,539
Accrued benefit cost	(4,636)	(2,702)
Additional minimum liability	(6,264)	(13,638)
Intangible asset	766	647
Accumulated other comprehensive income (a)	3,380	8,450
Deferred tax benefit on (a) above	1,820	4,552

Net amount recognized at end of year	$49,619	$37,848

At the end of 2005 and 2004, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows (in thousands):

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds Fair		Obligation Exceeds
	Value of Assets		Fair Value of Assets
	2005	2004	2005	2004

Projected benefit obligation	$337,779	$361,563	$36,824	$81,906
Accumulated benefit obligation	308,150	333,017	36,110	81,454
Fair value of plan assets	300,214	326,076	29,806	68,539

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the components of net periodic benefit expense (income) for the three years ended December 31:

	2005	2004	2003
	(In thousands)

Defined benefit plans:
Service cost	$6,605	$5,898	$5,077
Interest cost	23,541	22,256	21,011
Expected return on plan assets	(31,607)	(29,157)	(24,633)
Net amortization	3,548	3,264	4,957
SFAS No. 88 curtailment charges	—	322	984

Total net periodic benefit expense	2,087	2,583	7,396

Other plans:
Defined contribution plans	7,687	7,640	6,721
Foreign plans and other	3,007	2,982	2,181

Total other plans	10,694	10,622	8,902

Total net pension expense	$12,781	$13,205	$16,298

Weighted-average assumptions used to determine the above net periodic expense (income) were:

	2005	2004	2003

U.S. Defined Benefit Pension Plans

Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.90%	8.90%
Rate of compensation increase (where applicable)	3.50%	3.50%	3.50%

Foreign Defined Benefit Pension Plans

Discount rate	5.50%	5.50%	5.50%
Expected return on plan assets	7.20%	7.20%	7.20%
Rate of compensation increase (where applicable)	4.00%	4.00%	4.25%

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and expectations of projected future investment returns. The estimates of future capital market returns by asset category are lower than the actual long-term historical returns. The current low interest rate environment also influences this outlook. Therefore, the assumed rate of return for U.S. plans was reduced from 8.50% to 8.25% for 2006. The expected return on assets for the foreign plans for 2006 will be reduced from 7.20% to 7.00%.

Estimated future benefit payments

The estimated future benefit payments are as follows (in thousands): 2006 - $23,204; 2007 - $24,118; 2008 - $24,888; 2009 - $25,392; 2010 - $26,113; 2011 to 2015 - $144,162. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Plans and Postemployment Benefits

The Company provides limited postretirement benefits other than pensions for certain retirees and a small number of current and former employees. Benefits under these arrangements are not funded and are not significant. In connection with the flood loss and closure of the plant described in Note 7, in the fourth quarter of 2004, the Company accelerated the recognition of deferred actuarial losses under the affected postretirement benefit plan, resulting in a $1.0 million pretax charge against earnings.

The Company also provides limited postemployment benefits for certain former or inactive employees after employment but before retirement. Those benefits are not significant in amount.

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $7.3 million and $5.4 million at December 31, 2005 and 2004, respectively. Administrative expense for the plan is borne by the Company and is not significant.

14.	Financial Instruments

The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at December 31, 2005 and 2004. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 2005 and 2004 in the accompanying balance sheet.

	Asset (Liability)
	December 31, 2005		December 31, 2004
	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Fixed-income investments	$7,323	$7,323	$6,582	$6,582
Short-term borrowings	$(152,678)	$(152,678)	$(49,725)	$(49,725)
Long-term debt (including current portion)	$(478,761)	$(490,934)	$(400,395)	$(409,980)

The fair value of fixed-income investments is based on quoted market prices. The fair value of short-term borrowings approximates the carrying value at year-end. The fair value of the Company’s long-term debt, which consists primarily of publicly traded notes, is based on the quoted market price for such notes and borrowing rates currently available to the Company for loans with similar terms and maturities.

15.	Additional Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $2.7 million, $2.0 million, and $1.0 million for 2005, 2004, and 2003, respectively. Income taxes paid in 2005, 2004, and 2003 were $49.8 million, $45.7 million, and $25.1 million, respectively. Cash paid for interest was $31.0 million, $27.0 million, and $24.1 million in 2005, 2004, and 2003, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Business Segment and Geographic Information

Descriptive Information about Reportable Segments

The Company has two reportable segments, the Electronic Instruments Group and the Electromechanical Group. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods, and management organizations.

The Electronic Instruments Group produces instrumentation for various electronic applications used in transportation industries, including aircraft cockpit instruments and displays, airborne electronics systems that monitor and record flight and engine data, and pressure, temperature, flow and liquid-level sensors for commercial airlines and aircraft and jet engine manufacturers. The Group also produces analytical instrumentation for the laboratory and research markets, as well as instruments for food service equipment, measurement and monitoring instrumentation for various process industries and instruments and complete instrument panels for heavy truck manufacturers and heavy construction and agricultural vehicles. The Group also manufactures ultraprecise measurement instrumentation, as well as thermoplastic compounds for automotive, appliance, and telecommunications applications.

The Electromechanical Group (“EMG”) produces brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. The Group also produces high-purity metal powders and alloys in powder, strip, and wire form for electronic components, aircraft and automotive products, as well as heat exchangers and thermal management subsystems. Additionally, EMG produces air-moving electric motors and motor-blower systems for manufacturers of floor care appliances and outdoor power equipment. EMG also supplies hermetically sealed (moisture-proof) connectors, terminals and headers. These electromechanical devices are used in aerospace, defense, and other industrial applications. Sales of floor care and specialty motors represented 19.2% in 2005, 22.1% in 2004, and 25.4% in 2003 of the Company’s consolidated net sales.

Measurement of Segment Results

Segment operating income represents sales, less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include an allocation of interest expense. Net sales by segment are reported after elimination of intra- and inter-segment sales and profits, which are insignificant in amount. Such sales are generally based on prevailing market prices. Reported segment assets include allocations directly related to the segment’s operations. Corporate assets consist primarily of investments, prepaid pensions, insurance deposits, and deferred taxes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2005	2004	2003
	(In thousands)

Net sales:
Electronic Instruments	$808,493	$667,418	$561,879
Electromechanical	625,964	564,900	529,743

Total consolidated	$1,434,457	$1,232,318	$1,091,622

Operating income and income before income taxes:
Operating income:
Electronic Instruments	$166,423	$126,372	$94,976
Electromechanical	100,347	94,250	84,151

Total segment operating income	266,770	220,622	179,127
Corporate administrative and other expenses	(27,361)	(24,388)	(22,366)

Consolidated operating income	239,409	196,234	156,761
Interest and other expenses, net	(35,201)	(30,455)	(26,674)

Consolidated income before income taxes	$204,208	$165,779	$130,087

Assets:
Electronic Instruments	$949,219	$744,408
Electromechanical	727,296	585,919

Total segments	1,676,515	1,330,327
Corporate	104,085	90,025

Total consolidated	$1,780,600	$1,420,352

Additions to property, plant and equipment:(1)
Electronic Instruments	$27,354	$16,514	$16,209
Electromechanical	34,816	10,808	18,053

Total segments	62,170	27,322	34,262
Corporate	1,921	1,569	893

Total consolidated	$64,091	$28,891	$35,155

Depreciation and amortization:
Electronic Instruments	$18,323	$16,485	$14,200
Electromechanical	20,897	23,049	21,013

Total segments	39,220	39,534	35,213
Corporate	208	375	260

Total consolidated	$39,428	$39,909	$35,473

(1)	Includes $40.9 million in 2005, $7.9 million in 2004, and $13.9 million in 2003 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for the years ended December 31, 2005, 2004, and 2003 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2005	2004	2003
	(In thousands)

Net sales:
United States	$778,594	$695,867	$655,952

International(a):
United Kingdom	86,258	77,387	66,068
European Union countries	212,047	174,087	160,424
Asia	198,231	135,886	96,256
Other foreign countries	159,327	149,091	112,922

Total international	655,863	536,451	435,670

Total consolidated	$1,434,457	$1,232,318	$1,091,622

Long-lived assets from continuing operations (excluding intangible assets):
United States	$145,724	$127,072

International(b):
United Kingdom	20,902	16,775
European Union countries	42,442	45,276
Asia	8,297	8,213
Other foreign countries	13,599	13,219

Total international	85,240	83,483

Total consolidated	$230,964	$210,555

(a)	Includes U.S. export sales of $267.3 million in 2005, $232.0 million in 2004, and $200.8 million in 2003.

(b)	Represents long-lived assets of foreign-based operations only.

17.	Guarantees

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. The maximum amount of future payment obligations relative to these various guarantees was approximately $98.2 million, and the outstanding liability under certain of those guarantees was approximately $40.8 million at December 31, 2005. These guarantees expire in 2006 through 2010.

Indemnifications

In conjunction with certain acquisition and divestiture transactions, the Company may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified events (e.g., breaches of contract obligations, or retention of previously existing environmental, tax or employee liabilities) whose terms range in duration and often are not explicitly defined. Where appropriate, the obligation for such indemnifications is recorded as a liability. Because the amount of these types of indemnifications generally is not specifically stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Further, the Company indemnifies its directors and officers who are or were serving at the Company’s request in such capacities. Historically, any such costs incurred to settle claims related to these indemnifications have been minimal for the Company. The Company believes that future payments, if any, under all existing indemnification agreements should not have a material impact on its results of operations, financial position, or cash flows.

Product Warranties

The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience, and adjustments are made periodically to reflect actual warranty expenses.

Changes in the Company’s accrued product warranty obligation for the years ended December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004

Balance, beginning of year	$7,301	$6,895
Accruals for warranties issued during the year	7,157	5,043
Settlements made during the year	(7,074)	(4,897)
Changes in liability for pre-existing warranties, including expirations during the year	189	115
Warranty liabilities acquired with new businesses	1,862	145

Balance, end of year	$9,435	$7,301

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

18.	Contingencies

Asbestos Litigation

The Company (including its subsidiaries) has been named as a defendant, along with many other companies, in a number of asbestos-related lawsuits. Many of these lawsuits either relate to businesses which were acquired by the Company and do not involve products which were manufactured or sold by the Company, or relate to previously owned businesses of the Company which are under new ownership. In connection with many of these lawsuits, the sellers or new owners of such businesses, as the case may be, have agreed to indemnify the Company against these claims (the “Indemnified Claims”). The Indemnified Claims have been tendered to, and are being defended by, such sellers and new owners. These sellers and new owners have met their obligations in all respects, and the Company does not have any reason to believe such parties would fail to fulfill their obligations in the future. To date, no judgments have been rendered against the Company as a result of any asbestos-related lawsuit. The Company believes it has strong defenses to the claims being asserted, and intends to continue to vigorously defend itself in these matters.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, the Company has been named a Potentially Responsible Party (PRP) at 20 non-AMETEK owned sites. The Company is identified as a “de-minimis” party in 14 of these sites based on the low volume of relative waste attributed to the Company. In 10 of these sites, the Company has reached agreement on the cost of the de-minimis settlement to satisfy its obligation and is awaiting executed agreements. The agreed to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the site to establish an appropriate settlement amount. In the six remaining sites where the Company is a non-de-minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-AMETEK owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations and for claims and proceedings against the Company with respect to other environmental matters once the Company has determined that a loss is probable and estimable. Total environmental reserves at December 31, 2005 and 2004 were $6.8 million and $7.3 million, respectively. The Company spent $1.0 million on such environmental matters in 2005 and 2004. The Company also has agreements with former owners of certain of its acquired businesses, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of the other parties carry insurance coverage for some environmental matters. To date, those parties have met their obligations in all material respects. The Company has no reason to believe that such third parties would fail to perform their obligations in the future. However, if the Company were required to record a liability with respect to all, or a portion of, such matters on its balance sheet, the effect on income and the amount of the liability could be significant. In the opinion of management, based upon presently available information and past experience related to such matters, either adequate provision for probable costs has been made, or the ultimate cost resulting from these actions is not expected to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

2005
Net sales	$334,096	$352,051	$344,529	$403,781	$1,434,457
Operating income	$55,036	$60,775	$58,708	$64,890	$239,409
Net income	$32,039	$35,182	$35,428	$37,994	$140,643
Basic earnings per share(a)	$0.47	$0.51	$0.51	$0.55	$2.03
Diluted earnings per share(a)	$0.46	$0.50	$0.50	$0.53	$1.99
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.24
Common stock trading range:(b)
High	$41.80	$42.36	$43.39	$44.86	$44.86
Low	$33.84	$36.35	$37.98	$39.35	$33.84
2004
Net sales	$291,423	$303,917	$310,707	$326,271	$1,232,318
Operating income	$43,497	$47,480	$50,453	$54,804	$196,234
Net income	$24,664	$27,667	$29,020	$31,360	$112,711
Basic earnings per share(a)	$0.37	$0.41	$0.43	$0.46	$1.66
Diluted earnings per share(a)	$0.36	$0.40	$0.42	$0.45	$1.63
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.24
Common stock trading range:(b)
High	$25.88	$31.00	$32.12	$36.23	$36.23
Low	$22.99	$25.14	$28.16	$29.77	$22.99

(a)	The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

(b)	Trading ranges are based on the New York Stock Exchange composite tape.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of December 31, 2005.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page 30. The report of the independent registered public accounting firm with respect to Management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting appears on page 31.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

a)	Directors of the Registrant.

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

The Company’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers (“the Code”) may be found on the Company’s website at www.ametek.com. Any amendments to the Code or any grant of a waiver from the provisions of the Code requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

Item 11.	Executive Compensation

Information regarding executive compensation appearing under “Director Compensation” and “Executive Compensation” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Number of securities
	Number of securities		remaining available
	to be issued	Weighted-	for future issuance
	upon exercise of	average	under equity
	outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,326,612	$22.51	1,797,930
Equity compensation plans not approved by security holders	—	—	—

Total	3,326,612	$22.51	1,797,930

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership” and “Other Beneficial Ownership” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information appearing under “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) Exhibits

Exhibits are shown in the index on pages 69 - 73 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETEK, Inc.

By	/s/ Frank S. Hermance
Frank S. Hermance, Chairman of the Board,
Chief Executive Officer and Director

Dated: March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank S. Hermance Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2006

/s/ John J. Molinelli John J. Molinelli	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	March 3, 2006

/s/ Robert R. Mandos, Jr. Robert R. Mandos, Jr.	Senior Vice President & Comptroller (Principal Accounting Officer)	March 3, 2006

/s/ Lewis G. Cole Lewis G. Cole	Director	March 3, 2006

/s/ Helmut N. Friedlaender Helmut N. Friedlaender	Director	March 3, 2006

/s/ Sheldon S. Gordon Sheldon S. Gordon	Director	March 3, 2006

/s/ Charles D. Klein Charles D. Klein	Director	March 3, 2006

/s/ James R. Malone James R. Malone	Director	March 3, 2006

/s/ David P. Steinmann David P. Steinmann	Director	March 3, 2006

/s/ Elizabeth R. Varet Elizabeth R. Varet	Director	March 3, 2006

Index to Exhibits

Item 15(3)

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of February 5, 1997, by and among Culligan Water Technologies, Inc. (“Culligan”), Culligan Water Company, Inc. (“Culligan Merger Sub”), AMETEK, Inc. (“AMETEK”) and AMETEK Aerospace Products, Inc. (“AMETEK Aerospace”), incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus included in Culligan’s Registration Statement on Form S-4 (Commission File No. 333-26953).	Exhibit 2 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.

2.2	Amended and Restated Contribution and Distribution Agreement, dated as of February 5, 1997, by and between AMETEK and AMETEK Aerospace.	Appendix B to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.
2.3	Form of Tax Allocation Agreement among AMETEK, AMETEK Aerospace and Culligan.	Appendix D to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.
2.4	Form of Indemnification Agreement among AMETEK, Culligan and AMETEK Aerospace.	Appendix B to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.
3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated May 18, 2004.	Exhibit 3.1 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
3.2	By-laws of the Company as amended to and including January 26, 2006.	Exhibit 3 to Form 8-K dated January 30, 2006, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 1997, between the Company and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.
4.2	Amendment No. 1 to Rights Agreement dated as of May 11, 1999, between AMETEK, Inc. and American Stock Transfer & Trust Company.	Exhibit 4 to Form 10-Q dated March 31, 1999, SEC File No. 1-12981.
4.3	Indenture, dated as of July 17, 1998, between AMETEK, Inc., as Issuer, and Chase Manhattan Trust Company, National Association, as Trustee relating to the Notes, dated July 17, 1998.	Exhibit 4.1 to Form 10-Q dated June 30, 1998, SEC File No. 1-12981.
10.1	AMETEK, Inc. Retirement Plan for Directors, as amended and restated to October 13, 1997.*	Exhibit 10.8 to 1997 Form 10-K, SEC File No. 1-12981.
10.2	Amendment No. 1 to the AMETEK, Inc. Retirement Plan for Directors.*	Exhibit 10.1 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.3	AMETEK, Inc. Death Benefit Program for Directors, pursuant to which the Company has entered into agreements, restated January 1, 1987, with certain directors and one former director of the Company (the “Directors Program”).*	Exhibit (10)(y) to 1987 Form 10-K, SEC File No. 1-168.
10.4	Amendment No. 1 to the Directors Program.*	Exhibit (10)(z) to 1987 Form 10-K, SEC File No. 1-168.
10.5	The AMETEK Retirement and Savings Plan, as restated and amended to January 1, 2002 (the “Savings Plan”).*	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-12981.
10.6	Amendment No. 1 to the Savings Plan.*	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-12981.
10.7	Reorganization and Distribution Agreement by and between the Company and Ketema, Inc. (the “Reorganization and Distribution Agreement”).	Exhibit (2) to Form 8-K dated November 30, 1988, SEC File No. 1-168.
10.8	Agreements between the Company and Ketema, Inc. amending certain provisions of the Reorganization and Distribution Agreement.	Exhibit 10.56 to 1991 Form 10-K, SEC File No. 1-168.
10.9	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit (10) (ww) to 1989 Form 10-K, SEC File No. 1-168.
10.10	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.
10.11	Supplemental Senior Executive Death Benefit Plan, effective as of January 1, 1992 (the “Senior Executive Plan”).*	Exhibit 10.41 to 1992 Form 10-K, SEC File No. 1-168.
10.12	Amendment No. 1 to the Senior Executive Plan.*	Exhibit 10.42 to 1992 Form 10-K, SEC File No. 1-168.
10.13	The 1997 Stock Incentive Plan of AMETEK, Inc. (the “1997 Plan”).*	Exhibit 10.31 to 1997 Form 10-K, SEC File No. 1-12981.
10.14	Amendment No. 1 to the 1997 Plan.*	Exhibit 10.35 to 1999 Form 10-K, SEC File No. 1-12981.
10.15	Amendment No. 2 to the 1997 Plan.*	Exhibit 10.36 to 1999 Form 10-K, SEC File No. 1-12981.
10.16	Amendment No. 3 to the 1997 Plan.*	Exhibit 10.2 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.17	Amendment No. 4 to the 1997 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.18	Amendment No. 5 to the 1997 Plan.*	Exhibit 10.4 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.19	1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.20	Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.21	Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.22	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.23	Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.24	Amendment No. 5 to the 1999 Plan.*	Exhibit 10.5 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.25	Amendment No. 6 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.26	2002 Stock Incentive Plan of AMETEK, Inc. (the “2002 Plan”).*	Exhibit 10.81 to Form S-8 dated August 12, 2002, SEC File No. 333-97969.
10.27	Amendment No. 1 to the 2002 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.28	Amendment No. 2 to the 2002 Plan.*	Exhibit 10.36 to 2003 Form 10-K, SEC File No. 1-12981.
10.29	Amendment No. 3 to the 2002 Plan.*	Exhibit 10.2 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.30	Amendment No. 4 to the 2002 Plan.*	Exhibit 10.3 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.31	Amendment No. 5 to the 2002 Plan.*	Exhibit 10.33 to 2004 Form 10-K, SEC File No. 1-12981.
10.32	Supplemental Executive Retirement Plan.	Exhibit 10.3 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.
10.33	Amendment No. 1 to the Supplemental Executive Retirement Plan.	Exhibit 10.40 to 1999 Form 10-K, SEC File No. 1-12981.
10.34	Amendment No. 2 to the Supplemental Executive Retirement Plan.	Exhibit 10.1 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.35	Amendment No. 3 to the Supplemental Executive Retirement Plan.	Exhibit 10.53 to 2002 Form 10-K, SEC File No. 1-12981.
10.36	Receivables Purchase Agreement dated as of October 1, 1999 among AMETEK, Inc., Rotron Incorporated and AMETEK Receivables Corp.	Exhibit 10.1 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.
10.37	First Amendment to the Receivables Purchase Agreement dated as of March 31, 2001.	Exhibit 10.1 to Form 10-Q dated March 31, 2001, SEC File No. 1-12981.
10.38	Second Amendment to the Receivables Purchase Agreement dated as of June 3, 2002.	Exhibit 10.2 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.39	Third Amendment to the Receivables Purchase Agreement dated as of June 28, 2002.	Exhibit 10.3 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.40	Receivables Sale Agreement dated as of October 1, 1999 among AMETEK Receivables Corp., AMETEK, Inc., ABN AMRO Bank N.V., and Amsterdam Funding Corporation.	Exhibit 10.2 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.
10.41	First Amendment to the Receivables Sale Agreement dated as of September 29, 2000.	Exhibit 10.3 to Form 10-Q dated September 30, 2000, SEC File No. 1-12981.
10.42	Second Amendment to the Receivables Sale Agreement dated as of October 31, 2000.	Exhibit 10.65 to 2000 Form 10-K, SEC File No. 1-12981.
10.43	Third Amendment to the Receivables Sale Agreement dated as of November 28, 2000.	Exhibit 10.66 to 2000 Form 10-K, SEC File No. 1-12981.
10.44	Fourth Amendment to the Receivables Sale Agreement dated as of March 31, 2001.	Exhibit 10.2 to Form 10-Q dated March 31, 2001, SEC File No. 1-12981.
10.45	Fifth Amendment to the Receivables Sale Agreement dated as of September 28, 2001.	Exhibit 10.72 to 2001 Form 10-K, SEC File No. 1-12981.
10.46	Sixth Amendment to the Receivables Sale Agreement dated as of November 30, 2001.	Exhibit 10.73 to 2001 Form 10-K, SEC File No. 1-12981.
10.47	Seventh Amendment to the Receivables Sale Agreement dated as of June 3, 2002.	Exhibit 10.4 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.48	Eighth Amendment to the Receivables Sale Agreement dated as of June 28, 2002.	Exhibit 10.5 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.49	Ninth Amendment to the Receivables Sale Agreement dated as of November 29, 2002.	Exhibit 10.84 to 2002 Form 10-K, SEC File No. 1-12981.
10.50	Tenth Amendment to the Receivables Sale Agreement dated as of December 27, 2002.	Exhibit 10.85 to 2002 Form 10-K, SEC File No. 1-12981.
10.51	Eleventh Amendment to the Receivables Sale Agreement dated as of November 28, 2003.	Exhibit 10.61 to 2003. Form 10-K, SEC File No. 1-12981.
10.52	Twelfth Amendment to the Receivables Sale Agreement dated as of December 23, 2003.	Exhibit 10.62 to 2003 Form 10-K, SEC File No. 1-12981.
10.53	Thirteenth Amendment to the Receivables Sale Agreement dated as of January 6, 2004.	Exhibit 10.63 to 2003 Form 10-K, SEC File No. 1-12981.
10.54	Fourteenth Amendment to the Receivables Sale Agreement dated as of December 21, 2004.	Exhibit 10.60 to 2004 Form 10-K, SEC File No. 1-12981.
10.55	Fifteenth Amendment to the Receivables Sale Agreement dated as of December 20, 2005.		X

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.56	AMETEK, Inc. Deferred Compensation Plan.	Exhibit 10.3 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.
10.57	2002 Stock Incentive Plan Restricted Stock Agreement dated April 27, 2005 (Amended and restated June 17, 2005).	Exhibit 10.1 to Form 10-Q dated June 30, 2005, SEC File No. 1-12981.
10.58	Termination and Change-of-Control Agreement between AMETEK, Inc. and a named executive dated May 18, 2004.	Exhibit 10.2 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.59	Amendment No. 1 to the Termination and Change-of-Control Agreement between AMETEK, Inc. and a named executive dated April 27, 2005.	Exhibit 10.1 to Form 10-Q dated March 31, 2005, SEC File No. 1-12981.
10.60	Credit Agreement dated as of September 17, 2001 and amended and restated as of June 17, 2005, among the Company, Various Lending Institutions, Bank of America, N.A., PNC Bank N.A., Suntrust Bank and Wachovia Bank, N.A., as Syndication Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.2 to Form 10-Q dated June 30, 2005, SEC File No. 1-12981.
10.61	AMETEK, Inc. 2004 Executive Death Benefit Plan adopted July 27, 2005.	Exhibit 10.1 to Form 10-Q dated September 30, 2005, SEC File No. 1-12981.
12	Statement regarding computation of ratio of earnings to fixed charges.		X
21	Subsidiaries of the Registrant.		X
23	Consent of Independent Registered Public Accounting Firm.		X
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.