Form 10-Q
period 2006-03-31
AMETEK INC/
filed 2006-05-04
CIK 1037868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
(Zip Code)
     Registrant’s telephone number, including area code 610-647-2121
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 30, 2006 was 70,884,174 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2006	2005
Net sales	$423,867	$334,096

Expenses:
Cost of sales, excluding depreciation	292,768	234,176
Selling, general and administrative	50,812	38,027
Depreciation	9,486	8,331

Total expenses	353,066	280,534

Operating income	70,801	53,562
Other (expenses) income:
Interest expense	(10,088)	(7,632)
Other, net	(737)	158

Income before income taxes	59,976	46,088
Provision for income taxes	19,718	15,117

Net Income	$40,258	$30,971

Basic earnings per share	$0.58	$0.45

Diluted earnings per share	$0.57	$0.44

Average common shares outstanding:
Basic shares	69,892	68,704

Diluted shares	71,123	69,951

Dividends per share	$0.06	$0.06

See accompanying notes. Financial statements for 2005 have been adjusted for the retrospective application of SFAS 123R (see Notes 2 and 9).

AMETEK, Inc.
CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$38,993	$35,545
Marketable securities	9,130	8,243
Receivables, less allowance for possible losses	289,957	269,395
Inventories	207,809	193,099
Deferred income taxes	20,223	21,154
Other current assets	33,595	28,871

Total current assets	599,707	556,307

Property, plant and equipment, at cost	690,206	682,260
Less accumulated depreciation	(464,517)	(453,810)

	225,689	228,450

Goodwill	799,578	785,185
Other intangibles, net of accumulated amortization	118,994	117,948
Investments and other assets	103,860	92,710

Total assets	1,847,828	1,780,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$139,225	$156,130
Accounts payable	145,486	132,506
Accruals	136,025	117,156

Total current liabilities	420,736	405,792

Long-term debt	478,372	475,309

Deferred income taxes	48,791	54,910
Other long-term liabilities	42,317	35,068

Stockholders’ equity:
Common stock	723	717
Capital in excess of par value	115,893	107,444
Retained earnings	775,546	739,523
Accumulated other comprehensive losses	(17,293)	(20,916)
Treasury stock	(17,257)	(17,247)

	857,612	809,521

Total liabilities and stockholders’ equity	$1,847,828	$1,780,600

See accompanying notes. Financial statements for 2005 have been adjusted for the retrospective application of SFAS 123R (see Notes 2 and 9).

AMETEK, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2006	2005
Cash provided by (used for):
Operating activities:
Net income	$40,258	$30,971
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	11,005	9,257
Deferred income taxes	(971)	1,043
Share-based compensation expense	2,926	2,050
Excess tax benefits from share-based payments	(1,477)	(3,656)
Net change in assets and liabilities	(846)	(17,163)
Pension contribution	(10,000)	(5,000)
Other	(2,208)	624

Total operating activities	38,687	18,126

Investing activities:
Additions to property, plant and equipment	(5,465)	(4,488)
Purchase of businesses	(14,369)	—
Other	84	3,999

Total investing activities	(19,750)	(489)

Financing activities:
Net change in short-term borrowings	(15,772)	(20,703)
Reduction in long-term borrowings	(1,290)	—
Cash dividends paid	(4,187)	(4,125)
Excess tax benefits from share-based payments	1,477	3,656
Proceeds from stock options	3,820	5,219

Total financing activities	(15,952)	(15,953)

Effect of exchange rate changes on cash and cash equivalents	463	(459)

Increase in cash and cash equivalents	3,448	1,225

Cash and cash equivalents:
As of January 1	35,545	37,582

As of March 31	$38,993	$38,807

See accompanying notes. Financial statements for 2005 have been adjusted for the retrospective application of SFAS 123R (see Notes 2 and 9).

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Note 1 — Financial Statement Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2006, and the consolidated results of its operations and its cash flows for the three-month periods ended March 31, 2006 and 2005 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.
Note 2 — Recent Accounting Pronouncements
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) 123R, “Share-Based Payment,” using the modified retrospective method. SFAS 123R requires the Company to expense the fair value of equity awards made under its share-based plans. That cost is now recognized in the financial statements over the requisite service period of the grants. The impact of adopting SFAS 123R is discussed in Note 9.
     Effective January 1, 2006, the Company adopted SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4”. SFAS 151 amends the guidance in ARB No.43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges. Adoption of SFAS 151 did not have an effect on the Company’s consolidated results of operations, financial position or cash flows.
     Effective January 1, 2006, the Company adopted SFAS 154, “Accounting Changes and Error Corrections”. SFAS 154 establishes retrospective application as the required method for reporting voluntary changes in accounting principle, unless it is impracticable, in which case the changes should be applied to the earliest practicable date presented. SFAS 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. The Company’s adoption of SFAS 123R as of January 1, 2006 was implemented for a required change in accounting principle as noted above, and no voluntary changes in accounting principle under SFAS 154 were made in the three months ended March 31, 2006.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Note 3 — Earnings Per Share
     The calculation of basic earnings per share for the three-month periods ended March 31, 2006 and 2005 is based on the average number of common shares considered outstanding during the period. The calculation of diluted earnings per share for such periods reflects the effect of all potentially dilutive securities (primarily outstanding common stock options and restricted stock grants). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	Weighted average shares (In thousands)
	Three months ended March 31,
	2006	2005
Basic shares	69,892	68,704
Stock option and award plans	1,231	1,247

Diluted shares	71,123	69,951

Note 4 — Acquisitions
     The Company spent $14.4 million on acquisitions in the first quarter of 2006, which includes the February 15, 2006, acquisition of Pulsar Technologies, Inc. (“Pulsar”). Pulsar is a leading designer and manufacturer of specialized communications equipment for the electric utility market. Pulsar is part of the Company’s Electronic Instruments Group and has annual sales of approximately $10 million.
     The operating results of Pulsar are included in the Company’s consolidated results from the date of acquisition.
     The acquisitions have been accounted for as purchases and have resulted in the recognition of goodwill in the accompanying consolidated balance sheet. The recognition of goodwill is primarily reflective of the benefits the Company expects to realize from broadening the Company’s product offering and expanding its relationships with key customers in the electric utility market.
     The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired. Therefore, the allocation of the purchase price is subject to revision.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     Had the acquisitions of SPECTRO, Solartron, and HCC, which were acquired in June, September and October 2005, respectively, and Pulsar, which was acquired in February 2006, been made at the beginning of 2005, pro forma net sales, net income, and diluted earnings per share for the three-month period ended March 31, 2005 would have been as follows:

(In millions, except per share)
Three months ended
March 31, 2005
Net sales	$398.5
Net income	$32.7
Diluted earnings per share	$0.47
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2005.
Note 5 — Goodwill
     The changes in the carrying amounts of goodwill by segment as of March 31, 2006 and December 31, 2005, were as follows:

	(In millions)
	EIG	EMG	Total
Balance at December 31, 2005	$482.1	$303.1	$785.2

Goodwill acquired during the year	9.6	1.4	11.0
Purchase price allocation adjustments and other	(0.3)	—	(0.3)
Foreign currency translation adjustments	3.1	0.6	3.7

Balance at March 31, 2006	$494.5	$305.1	$799.6

Note 6 — Inventories
     The components of inventory stated primarily at lower of last in, first out (LIFO), cost or market are:

	(In thousands)
	March 31,	December 31,
	2006	2005
Finished goods and parts	$41,277	$40,092
Work in process	50,200	45,819
Raw materials and purchased parts	116,332	107,188

Balance at March 31, 2006	$207,809	$193,099

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Note 7 — Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.
     The following table presents comprehensive income for the three-month periods ended March 31, 2006 and 2005:

	(In thousands)
	Three months ended March 31,
	2006	2005
Net Income	$40,258	$30,971
Foreign currency translation adjustment	2,122	(3,991)
Foreign currency net investment hedge	1,277	(554)
Unrealized gain (loss) on marketable securities during the period, net of tax	265	(1,419)
Reclassification adjustment for (losses) gains realized in net income	(41)	551

Total comprehensive income	$43,881	$25,558

Note 8 — Segment Disclosure
     The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production process, distribution methods, and management organizations.
     At March 31, 2006, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2005, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three-month periods ended March 31, 2006 and 2005 can be found in the table on page 16 in the Management Discussion & Analysis section of this Report.
Note 9 — Share-Based Compensation
     Under the terms of the Company’s stockholder approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and maybe, issued to the Company’s officers, management-level employees and its Board of Directors. Employees and non-employee director stock options and restricted stock awards generally vest over a four-year service period. Options primarily have a maximum contractual term of 7 years. At March 31, 2006, 4.9 million shares of common stock were reserved for issuance under the Company’s share-based plans, including stock options outstanding. The Company issues new shares when options are exercised and shares are issued from treasury stock upon the award of restricted stock. Prior to January 1, 2006, the Company accounted for share-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Interpretations. Under APB 25, no compensation expense was required to be recognized for the Company’s stock options provided the option exercise price was established at least equal to the market price of the underlying stock on the date of the grant. Under APB 25, the Company was required to record compensation expense for the intrinsic value of its restricted stock awards. Prior to 2006, the Company provided share-based compensation cost for all awards in pro forma disclosures in the footnotes to its consolidated financial statements.
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified retrospective transition method. Among other things, SFAS 123R supersedes APB 25 and the intrinsic value method of accounting, and requires companies to measure and record compensation expense related to all stock awards by recognizing the unamortized grant date fair value of these awards over the service periods of those awards in the financial statements. For grants under any of the Company’s plans that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award.
     Under the modified retrospective method, compensation cost is recognized in the financial statements as if the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” had been applied to all share-based payments granted subsequent to the original effective date of SFAS 123 (January 1, 1995), and as such, operating results for periods prior to 2006 have been retrospectively adjusted utilizing the fair value of stock options originally determined for the purpose of providing the pro forma disclosures in those prior financial statements. As part of the adoption of SFAS 123R, and the application of the retrospective transition method, the Company recorded cumulative share-based compensation expense, net of taxes, of $25 million for the period January 1, 1995 through December 31, 2005, resulting in a $25 million reduction of retained earnings in the accompanying consolidated balance sheet as of December 31, 2005. This adjustment, along with the creation of a net deferred income tax asset in the amount of $4 million, resulted in an offsetting increase in capital in excess of par value in the amount of $29 million in the accompanying consolidated balance sheet as of December 31, 2005. The deferred tax asset represents the portion of the cumulative expense related to stock options expected to result in a future tax deduction for the Company. Also, in accordance with additional FASB guidance on SFAS 123R, as of December 31, 2005, the Company has earmarked $22 million of realized excess tax benefits related to prior stock option awards in capital in excess of par value its “APIC Pool” that would be available to absorb potential deferred tax asset write-offs if the future realization of related deferred tax assets are less than recorded values.
     Prior to the adoption of SFAS 123R, the Company was required to record the total tax benefits associated with the tax deduction generated from the exercise, or disposition of stock options as an operating cash inflow in its statement of cash flows. These amounts totaled $1.9 million and $4.2 million for the three months ended March 31, 2006 and 2005, respectively. However, SFAS 123R requires that the tax deduction in excess of recognized compensation cost be recorded as a financing cash inflow and corresponding operating cash reduction in the same amount. As shown in the accompanying condensed consolidated statement of cash flows for the first quarter of 2006, $1.5 million of tax benefits have been

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
classified as a financing cash inflow and a corresponding amount as an operating cash reduction. The cash flow presentation for the three months ended March 31, 2005 has been adjusted by $3.7 million to conform to the presentation required by SFAS 123R.
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. The following weighted average assumptions were used in the Black-Scholes model to estimate the fair values of options granted during the periods indicated:

	Quarter ended	Year ended
	March 31, 2006	December 31, 2005
Expected stock volatility	24.1%	26.1%
Expected life of the options (years)	4.8	5.0
Risk-free interest rate	4.25%	4.00%
Expected dividend yield	0.58%	0.63%
     Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company used historical exercise data to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. Management anticipates the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.
     Total share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 and 2005 was as follows:

	(In thousands)
	Three months ended March 31,
	2006	2005
Stock option expense	$1,413	$1,474
Restricted stock expense	1,513	576

Total pretax expense	2,926	2,050
Related tax benefit	(766)	(594)

Reduction of net income	$2,160	$1,456

Reduction of earnings per share(1):
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

(1)	For the three months ended March 31, 2006, stock option expense accounted for $0.01 of the reduction in earnings per share, and restricted stock expense accounted for the remaining $0.02 per share reduction. The accounting treatment for restricted stock awards by the Company is unchanged with the adoption of SFAS 123R.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     Pretax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses depending on where the recipient’s cash compensation is reported and is included as a corporate item for business segment reporting.
     A summary of the Company’s stock option activity and related information for its option plans for the three months ended March 31, 2006 was as follows:

			Weighted Average
	Shares	Weighted Average	Remaining Contractual
	(In thousands)	Exercise Price	Life (Years)
Outstanding at beginning of period	3,327	$22.51
Granted	10	41.52
Exercised	(219)	17.49
Forfeited	(14)	25.12

Outstanding at end of period	3,104	$22.91	4.2

Exercisable at end of period	1,294	$17.66	3.2

     The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $5.7 million. The aggregate intrinsic value of the stock options outstanding at March 31, 2006 was $68.7 million. The aggregate intrinsic value of the stock options exercisable at March 31, 2006 was $35.4 million.
     The weighted average Black-Scholes fair value of stock options granted per share during the three months ended March 31, 2006 and year ended December 31, 2005 was $11.33 and $10.88, respectively.
     A summary of the status of the Company’s nonvested options outstanding as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

		Weighted
		Average
		Grant
	Shares	Date Fair
	(In thousands)	Value
Nonvested outstanding at beginning of period	1,814	$8.15
Granted	10	11.33
Vested	—	—
Forfeited	(14)	8.23

Nonvested outstanding at end of period	1,810	$8.17

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     Expected future pretax compensation expense relating to the 1.8 million nonvested options outstanding as of March 31, 2006 is $9.2 million, which is expected to be recognized over a weighted-average period of approximately 2 years.
     The accounting treatment for restricted stock awards by the Company is unchanged with the adoption of SFAS 123R. The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the date of grant, is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is defined at the grant date. Restricted stock awards are also subject to accelerated vesting due to certain events.
     A summary of the status of the Company’s nonvested restricted stock outstanding as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

		Weighted
		Average
		Grant
	Shares	Date Fair
	(In thousands)	Value
Nonvested outstanding at beginning of period	883	$34.58
Granted	—	—
Vested	(8)	29.75
Forfeited	(17)	37.05

Nonvested outstanding at end of period	858	$34.68

     There were 0.9 million nonvested restricted shares outstanding as of March 31, 2006. Expected future pretax compensation expense related to these shares is $21.3 million, which is expected to be recognized over a weighted-average period of approximately 4 years.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Note 10 — Retirement and Pension Plans
     The following table reports total net pension expense for the three-month periods ended March 31, 2006 and 2005.

	(In thousands)
	Three months ended March 31,
	2006	2005
Defined benefit plans:
Service cost	$1,710	$1,627
Interest cost	6,042	5,870
Expected return on plan assets	(8,218)	(7,824)
Net amortization	994	827

Total net pension expense recognized under SFAS No. 87	528	500

Other plans:
Defined contributions plans	2,274	2,175
Foreign plans and other	833	689

Total other plans	3,107	2,864

Total net pension expense	$3,635	$3,364

     In the first quarter of 2006, the Company made a $10 million contribution to its U.S. defined benefit pension plans, compared with a $5 million contribution in the first quarter of 2005. For the full year 2006, the Company currently estimates that it will make employer contributions to its defined benefit pension plans of approximately $12 million, compared with contributions of $10.8 million for the full year 2005. The 2006 estimate is unchanged from the amount disclosed in the Company’s 2005 Form 10-K.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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
     Changes in the Company’s accrued product warranty obligation for the three-months ended March 31, 2006 and 2005 were as follows:

	(In thousands)
	Three months ended March 31,
	2006	2005
Balance, beginning of year	$9,435	$7,301
Accruals for warranties issued during the period	1,930	2,288
Settlements made during the period	(1,638)	(1,532)
Other	293	(154)

Balance, end of period	$10,020	$7,903

     Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:

	(In thousands)
	Three months ended
	March 31,
	2006	2005
Net Sales
Electronic Instruments	$236,439	$180,921
Electromechanical	187,428	153,175

Consolidated net sales	$423,867	$334,096

Operating income and income before income taxes (1)
Electronic Instruments	$47,712	$36,250
Electromechanical	31,952	24,442

Total segment operatintg income	79,664	60,692
Corporate and other	(8,863)	(7,130)

Consolidated operating income	70,801	53,562
Interest and other expenses, net	(10,825)	(7,474)

Consolidated income before income taxes	$59,976	$46,088

(1)	Amounts for 2006 include $1.4 million of expense resulting from the adoption of SFAS 123R effective January 1, 2006. Amounts for 2005 include $1.5 million of expense for the retrospective application of SFAS 123R. (See Note 9).
Operations for the first quarter of 2006 compared with the first quarter of 2005
     In the first quarter of 2006, the Company posted record sales, operating income, net income and diluted earnings per share. The Company achieved these results from excellent internal growth both in the Electronic Instruments (EIG) and Electromechanical (EMG) Groups as well as contributions by the recent acquisitions of the SPECTRO business acquired in June 2005, the Solartron businesses acquired in September 2005, the HCC business acquired in October 2005, and the Pulsar business acquired in February 2006. Strong internal growth and the recent acquisitions, enabled the Company to post record order input in the first quarter of 2006. The Company is proceeding with its previously announced growth initiative for higher than normal spending on new product development and global and market expansion. In the first quarter of 2006, the Company estimated it spent about $1.3 million on these growth initiatives, which are targeted at $9 million, in the aggregate, for 2006.

AMETEK, Inc.
Results of Operations (continued)
     Net sales for the first quarter of 2006 were $423.9 million, an increase of $89.8 million, or 26.9% when compared with net sales of $334.1 million in the first quarter of 2005. Foreign currency translation in the first quarter of 2006 negatively affected sales by approximately $10 million or 2%. The net sales increase in the first quarter of 2006 was driven by strong internal sales growth of 9%, excluding the effect of foreign currency translation, driven by the Company’s differentiated base businesses. The recent acquisitions contributed the remainder of the net sales increase.
     International sales for the first quarter of 2006 were $199.3 million, or 47.0% of consolidated sales. This is an increase of $50.5 million or 33.9%, when compared with $148.8 million in the same quarter of 2005. The increase in international sales results from the recent acquisitions of SPECTRO in June 2005 and Solartron in September 2005 as well as increased international sales from base businesses. Increased international sales came mainly from sales to Europe and Asia.
     Order input for the first quarter of 2006 was $467.6 million, compared with $342.3 million in the first quarter of 2005, an increase of $125.3 million or 36.6%. Most of the increase in order input was driven by strong demand in the Company’s differentiated businesses, led by the Company’s aerospace, process and power businesses as well as the recent acquisitions mentioned previously. As a result, the Company’s backlog of unfilled orders at March 31, 2006 was $484.5 million, compared with $440.7 million at December 31, 2005, an increase of $43.8 million or 9.9%.
     Segment operating income for the first quarter of 2006 was $79.7 million, an increase of $19.0 million or 31.3% from $60.7 million in the first quarter of 2005. Segment operating income, as a percentage of sales, increased to18.8% of sales in the first quarter of 2006 from 18.2% of sales in the first quarter of 2005. The increase in segment operating income was due to the contribution from higher sales by the Company’s differentiated businesses. A majority of the increase in operating income was from the recent acquisitions. The margin improvement came from the Company’s differentiated businesses.
     Selling, general and administrative expenses (SG&A) were $50.8 million in the first quarter of 2006, an increase of $12.8 million or 33.6%, when compared with the first quarter of 2005. As a percentage of sales, SG&A expenses were 12.0% in the first quarter of 2006, compared with 11.4% in the same period of 2005. Selling expenses, as a percentage of sales increased to 9.9% in the first quarter of 2006 compared with 9.3% of sales in the first quarter of 2005. The selling expense increase and the corresponding increase in selling expense as a percentage of sales were due primarily to the recent business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher level of selling expenses than the Company’s base businesses. Base business selling expenses in the first quarter of 2006 increased 4.9%, which is substantially lower than the Company’s 9% internal sales growth rate for the 2006 first quarter.

AMETEK, Inc.
Results of Operations (continued)
     Corporate administrative expenses for the first quarter of 2006 were $8.9 million, an increase of $1.8 million when compared with the same period in 2005. The increase in corporate administrative expenses was primarily a result of higher equity-based compensation expense and higher personnel costs necessary to grow the Company. Corporate administrative expenses as a percentage of sales were 2.1% in the first quarter of 2006 and 2005.
     Consolidated operating income totaled $70.8 million or 16.7% of sales for the first quarter of 2006, compared with $53.6 million, or 16.0% of sales for the same quarter of 2005, an increase of $17.2 million or 32.2%.
     Interest expense was $10.1 million in the first quarter of 2006, an increase of $2.5 million or 32.9%, compared with $7.6 million in the first quarter of 2005. The increase was primarily driven by higher average debt levels incurred to fund the 2005 and 2006 acquisitions and higher average interest rates. Other expenses, net were $0.7 million in the first quarter of 2006, compared with other income, net of $0.2 million for the first quarter of 2005. The 2005 quarter included gains on the sale of marketable securities.
     Net income for the first quarter of 2006 totaled $40.3 million, an increase of 30.0% from $31.0 million in the first quarter of 2005. Diluted earnings per share rose 29.5% to $0.57 per share, compared with $0.44 per share for the same quarter of 2005.
Segment Results
     Electronic Instruments Group (EIG) sales totaled $236.4 million in the first quarter of 2006, an increase of $55.5 million or 30.7% from $180.9 million in the same quarter of 2005. Foreign currency translation in the first quarter of 2006 negatively affected the Group’s sales by approximately $7 million, or 3%. The sales increase was due to internal growth in the Group’s Aerospace, power and process and analytical instruments markets and the acquisition of SPECTRO in June 2005, Solartron in September 2005 and Pulsar in February 2006. Internal growth accounted for 9.9% of the sales increase, excluding the effect of foreign currency translation. The acquisitions accounted for the remainder of the increase.
     Operating income of EIG was $47.7 million for the first quarter of 2006, an increase of $11.4 million or 31.4% when compared with the $36.3 million in the first quarter of 2005. Operating margins for the Group were 20.2% of sales in the first quarter of 2006 compared with operating margins of 20.0% of sales in the first quarter of 2005 due to production efficiencies in the Group’s differentiated businesses stemming from the Group’s operational excellence initiatives. The increase in operating income was due to the contribution from higher sales. Primarily all of the increase in operating income was from the acquisitions mentioned above.
Electromechanical Group (EMG) sales totaled $187.4 million in the first quarter of 2006, an increase of $34.2 million or 22.3% from $153.2 million in the same quarter in 2005. Foreign currency translation in the first quarter of 2006 negatively affected the Group’s sales by $3 million, or 2%. The sales

AMETEK, Inc.
Results of Operations (continued)
increase was due to strong internal growth, particularly in EMG’s differentiated businesses, which accounted for 7.9% of the sales increase, excluding the effect of foreign currency translation. The acquisition of HCC in October 2005 accounted for the remainder of the sales increase.
     Operating income of EMG was $32.0 million for the first quarter of 2006, an increase of $7.6 million or 31.1% when compared with the $24.4 million in the first quarter of 2005. EMG’s increase in operating income was due to higher sales, which includes the acquisition of HCC. Operating margins for the Group were 17.0% of sales in the first quarter of 2006 compared with operating margins of 16.0% of sales in the first quarter of 2005 due to a higher profit yield on the sales contribution in both the Group’s differentiated and cost-driven motors businesses.
Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $38.7 million in the first three months of 2006, compared with $18.1 million for the same period of 2005, an increase of $20.6 million. The increase in operating cash flow was primarily the result of higher earnings and lower income tax payments in the first quarter of 2006. In the first quarter of 2006, the Company made a $10.0 million contribution to its U.S. defined benefit pension plans, compared to a $5.0 million pension contribution in the first quarter in 2005.
     Cash used for investing activities totaled $19.8 million in the first quarter of 2006, compared with $0.5 million in the first quarter of 2005. In the first quarter of 2006, $14.4 million was paid for business acquisitions. Additions to property, plant and equipment in the first quarter of 2006 totaled $5.5 million, compared with $4.5 million in the same period of 2005.
     Cash used for financing activities in the first three months of 2006 and 2005 totaled $16.0 million. Cash used in both periods was primarily to repay borrowings. At March 31, 2006, the Company had $316.0 million available under its existing credit lines, which includes an “accordion feature” that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the revolving credit agreement.
     At March 31, 2006, total debt outstanding was $617.6 million, compared with $631.4 million at December 31, 2005. The Debt-to-capital ratio was 41.9% at March 31, 2006, compared with 43.8% at December 31, 2005.
     As a result of the activities discussed above, the Company’s cash and cash equivalents at March 31, 2006 totaled $39.0 million, compared with $35.5 million at December 31, 2005. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

AMETEK, Inc.
Forward-looking Information
     Information contained in this discussion, other than historical information, is considered “forward-looking statements” and may be subject to change based on various important factors and uncertainties. Some, but not all, of the factors and uncertainties that may cause actual results to differ significantly from those expected in any forward-looking statement are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1A. Risk Factors”.
Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of March 31, 2006. Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMETEK, Inc.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of AMETEK, Inc. (the “Company”) was held on April 25, 2006. The following matters were voted on at the Annual Meeting and received the number of votes indicated:
1)	Election of Directors. The following nominee was elected to the Board of Directors for a term expiring in 2007:

	Number of Shares
		Voted against
Nominee	Voted for	or withheld
Steven W. Kohlhagen	66,006,453	397,534
     The following nominees were elected to the Board of Directors for the terms expiring in 2009:

	Number of Shares
		Voted against
Nominee	Voted for	or withheld
James R. Malone	60,236,404	6,167,583

Elizabeth R. Varet	64,957,368	1,446,619

Dennis K. Williams	66,001,291	402,696
Of the remaining five Board members, Lewis G. Cole and Charles D. Klein terms expire in 2007. Sheldon S. Gordon, Frank S. Hermance and David P. Steinmann terms expire in 2008.

2)	Appointment of Independent Registered Public Accounting Firm. The Stockholders ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the Company for the year 2006. There were 65,057,395 shares voted for approval, 1,195,028 shares voted against, and 151,564 abstentions.

Item 6. Exhibits
a) Exhibits:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMETEK, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)
By	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President & Comptroller (Principal Accounting Officer)

May 4, 2006