Form 10-Q
period 2006-06-30
AMETEK INC/
filed 2006-08-08
CIK 1037868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 27, 2006 was 70,570,454 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$450,585	$352,051	$874,452	$686,147

Expenses:
Cost of sales, excluding depreciation	308,308	242,907	601,076	477,083
Selling, general and administrative	53,315	41,240	104,127	79,267
Depreciation	9,863	8,586	19,349	16,917

Total expenses	371,486	292,733	724,552	573,267

Operating income	79,099	59,318	149,900	112,880
Other income (expenses):
Interest expense	(10,301)	(7,702)	(20,389)	(15,334)
Other, net	(589)	(360)	(1,326)	(202)

Income before income taxes	68,209	51,256	128,185	97,344
Provision for income taxes	21,741	17,138	41,459	32,255

Net income	$46,468	$34,118	$86,726	$65,089

Basic earnings per share	$0.66	$0.49	$1.24	$0.94

Diluted earnings per share	$0.65	$0.49	$1.22	$0.93

Average common shares outstanding:
Basic shares	70,086	69,075	69,989	68,889

Diluted shares	71,232	70,268	71,178	70,060

Dividends per share	$0.06	$0.06	$0.12	$0.12

See accompanying notes Financial statements for 2005 have been adjusted for the retrospective application of SFAS 123R (see Notes 2 and 9).

AMETEK, Inc.
CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$44,511	$35,545
Marketable securities	9,412	8,243
Receivables, less allowance for possible losses	315,538	269,395
Inventories	235,205	193,099
Deferred income taxes	20,400	21,154
Other current assets	33,463	28,871

Total current assets	658,529	556,307

Property, plant and equipment, at cost	718,888	682,260
Less accumulated depreciation	(478,956)	(453,810)

	239,932	228,450

Goodwill	895,575	785,185
Other intangibles, net of accumulated amortization	138,696	117,948
Investments and other assets	104,503	92,710

Total assets	$2,037,235	$1,780,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$182,062	$156,130
Accounts payable	155,316	132,506
Accruals	159,032	117,156

Total current liabilities	496,410	405,792

Long-term debt	509,765	475,309

Deferred income taxes	75,545	54,910
Other long-term liabilities	44,700	35,068

Stockholders’ equity:
Common stock	725	717
Capital in excess of par value	124,596	107,444
Retained earnings	817,821	739,523
Accumulated other comprehensive losses	(9,604)	(20,916)
Treasury stock	(22,723)	(17,247)

	910,815	809,521

Total liabilities and stockholders’ equity	$2,037,235	$1,780,600

See accompanying notes Financial statements for 2005 have been adjusted for the retrospective application of SFAS 123R (see Notes 2 and 9).

AMETEK, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended
	June 30,
	2006	2005
Cash provided by (used for):
Operating activities:
Net income	$86,726	$65,089
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	22,405	18,708
Deferred income taxes	119	2,105
Share-based compensation expense	6,042	4,660
Excess tax benefits from share-based payments	(3,020)	(4,814)
Net change in assets and liabilities	(1,051)	(16,971)
Pension contribution	(10,000)	(5,000)
Other	499	(205)

Total operating activities	101,720	63,572

Investing activities:
Additions to property, plant and equipment	(12,800)	(9,552)
Purchase of businesses	(114,072)	(97,959)
Other	(117)	2,686

Total investing activities	(126,989)	(104,825)

Financing activities:
Net change in short-term borrowings	24,741	(42,805)
Additional long-term borrowings	29,507	97,484
Reduction in long-term borrowings	(17,468)	—
Repurchases of common stock	(5,467)	—
Cash dividends paid	(8,428)	(8,261)
Excess tax benefits from share-based payments	3,020	4,814
Proceeds from stock options	6,132	8,041

Total financing activities	32,037	59,273

Effect of exchange rate changes on cash and cash equivalents	2,198	(2,252)

Increase in cash and cash equivalents	8,966	15,768

Cash and cash equivalents:
As of January 1	35,545	37,582

As of June 30	$44,511	$53,350

See accompanying notes Financial statements for 2005 have been adjusted for the retrospective application of SFAS 123R (see Notes 2 and 9).

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (Unaudited)
Note 1 — Financial Statement Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2006, and the consolidated results of its operations for the three- and six month periods ended June 30, 2006 and 2005 and its cash flows for the six month periods ended June 30, 2006 and 2005 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.
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
     Effective January 1, 2006, the Company adopted SFAS 154, “Accounting Changes and Error Corrections”. SFAS 154 establishes retrospective application as the required method for reporting voluntary changes in accounting principle, unless it is impracticable, in which case the changes should be applied to the earliest practicable date presented. SFAS 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. The Company’s adoption of SFAS 123R as of January 1, 2006 was a required change in accounting principle as noted above, and no voluntary changes in accounting principle or error corrections under SFAS 154 were made in the six months ended June 30, 2006.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which becomes effective for calendar year companies as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income tax positions taken or expected to be taken in a tax return. It prescribes a minimum recognition threshold and measurement attribute for recognizing and measuring such tax benefits. This interpretation also provides guidance on derecognition, accounting for related interest and penalties, financial statement classification and disclosure. The Company is currently evaluating the potential impact of adopting this interpretation.
Note 3 — Earnings Per Share
     The calculation of basic earnings per share for the three- and six-month periods ended June 30, 2006 and 2005 is based on the average number of common shares considered outstanding during the period. The calculation of diluted earnings per share for such periods reflects the effect of all potentially dilutive securities (primarily outstanding common stock options and restricted stock grants). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	Weighted average shares (In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic shares	70,086	69,075	69,989	68,889
Stock option and awards plans	1,146	1,193	1,189	1,171

Diluted shares	71,232	70,268	71,178	70,060

Note 4 — Acquisitions
     The Company spent $114.1 million for new businesses in the first six months of 2006, which includes the acquisition of Pulsar Technologies, Inc. (“Pulsar”) in February 2006, PennEngineering Motion Technologies, Inc. (“Pittman”) in May 2006 and Land Instruments International Limited (“Land Instruments”) in June 2006. Pulsar is a leading designer and manufacturer of specialized communications equipment for the electric utility market. Pulsar is part of the Company’s Electronic Instruments Group. Pittman is a leading designer and manufacturer of highly engineered motors. Pittman is part of the Company’s Electromechanical Group. Land Instruments is a global supplier of high-end analytical instrumentation. Land Instruments is part of the Company’s Electronic Instruments Group. The three acquisitions above have annualized sales of approximately $106 million.
     The acquisitions have been accounted for using the purchase method in accordance with SFAS No.141, “Business Combinations.” Accordingly, the operating results of the above acquisitions are to be included in the Company’s consolidated results from the date of acquisition.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited
     The following table represents the tentative allocation of the aggregate purchase price for the above acquisitions based on their estimated fair value:

In millions
Property, plant and equipment	$14.0
Goodwill	68.2
Other intangible assets	11.6
Net working capital and other	20.3

Total net assets	$114.1

     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The Pulsar acquisition broadens the Company’s product offerings in the electric utility market and complements the Company’s existing Power Instruments business. The Pittman acquisition is an excellent strategic fit with the Company’s highly differentiated technical motor business and shares common markets, distribution channels and motor platforms. The Land Instruments acquisition broadens the Company’s high-end process and analytical instruments business through its extensive range of infrared temperature measurement, combustion efficiency and emissions monitoring instruments.
     The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired. Therefore, the allocation of the purchase price is subject to revision.
     Had the above acquisitions been made at the beginning of 2006, net sales, net income and diluted earnings per share for the three- and six-month periods ended June 30, 2006 would not have been materially different than the amounts reported.
     Had the above acquisitions and the acquisition of SPECTRO, Solartron, and HCC, which were acquired in June, September, and October 2005, respectively, been made at the beginning of 2005, pro forma net sales, net income, and diluted earnings per share for the three- and six-month periods ended June 30, 2005 would have been as follows:

	(In millions, except per share)
	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net sales	$436.2	$858.6
Net income	$37.1	$70.5
Diluted earnings per share	$0.53	$1.01
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2005.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited
Note 5 — Goodwill
     The changes in the carrying amounts of goodwill by segment from December 31, 2005 to June 30, 2006, were as follows:

	(In millions)
	EIG	EMG	Total
Balance at December 31, 2005	$482.1	$303.1	$785.2

Goodwill acquired during the year	24.8	43.4	68.2
Purchase price allocation adjustments *	21.2	7.0	28.2
Foreign currency translation adjustments	10.1	3.9	14.0

Balance at June 30, 2006	$538.2	$357.4	$895.6

*	Purchase price allocation adjustments reflect revisions to certain preliminary allocations and final purchase price allocations for recent acquisitions.
Note 6 — Inventories
     The components of inventory stated primarily at lower of last in, first out (LIFO), cost or market are:

	(In thousands)
	June 30,	December 31,
	2006	2005
Finished goods and parts	$49,190	$40,092
Work in process	60,115	45,819
Raw materials and purchased parts	125,900	107,188

Balance at June 30, 2006	$235,205	$193,099

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited
Note 7 — Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.
     The following table presents comprehensive income for the three- and six-month periods ended June 30, 2006 and 2005:

	(In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Income	$46,468	$34,118	$86,726	$65,089
Foreign currency translation adjustment	3,848	(6,676)	5,970	(10,667)
Foreign currency net investment hedge	3,995	(2,042)	5,272	(2,596)
Unrealized holding (losses) gains on marketable securities arising during the period, net of tax	(150)	(1,231)	115	(2,650)
Reclassification adjustment for gains (losses) realized in net income	(4)	745	(45)	1,296

	$54,157	$24,914	$98,038	$50,472

Note 8 — Segment Disclosure
     The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production process, distribution methods, and management organizations.
     At June 30, 2006, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2005, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three- and six-month periods ended June 30, 2006 and 2005 can be found in the table on page 17 in the Management Discussion & Analysis section of this Report.
Note 9 — Share-Based Compensation
     Under the terms of the Company’s stockholder approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, management-level employees and its Board of Directors. Employee and non-employee director stock options and restricted stock awards generally vest over a four-year service period. Options primarily have a maximum contractual term of 7 years. At June 30, 2006, 4.6 million shares of common stock were reserved for issuance under the Company’s share-based plans, including stock options outstanding. The Company issues previously unissued shares when options are exercised and shares are issued from

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited
treasury stock upon the award of restricted stock. Prior to January 1, 2006, the Company accounted for share-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations. Under APB 25, no compensation expense was required to be recognized for the Company’s stock options provided the option exercise price was established at least equal to the market price of the underlying stock on the date of the grant. Under APB 25, the Company was required to record compensation expense for the intrinsic value of its restricted stock awards. Prior to 2006, the Company provided share-based compensation cost for all stock option awards in pro forma disclosures in the footnotes to its consolidated financial statements.
     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified retrospective transition method. Among other things, SFAS 123R supersedes APB 25 and the intrinsic value method of accounting, and requires companies to measure and record compensation expense related to all stock awards by recognizing the unamortized grant date fair value of those awards over the service periods of those awards in the financial statements. For grants under any of the Company’s plans that are subject to graded vesting over a service period, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award.
     Under the modified retrospective method, compensation cost is recognized in the financial statements as if the recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” had been applied to all share-based payments granted subsequent to the original effective date of SFAS 123 (January 1, 1995), and as such, operating results for periods prior to 2006 have been retrospectively adjusted utilizing the fair value of stock options originally determined for the purpose of providing the pro forma disclosures in those prior financial statements. As part of the adoption of SFAS 123R, and the application of the retrospective transition method, the Company recorded cumulative share-based compensation expense, net of taxes, of $25 million for the period January 1, 1995 through December 31, 2005, resulting in a $25 million reduction of retained earnings in the accompanying consolidated balance sheet as of December 31, 2005. This adjustment, along with the creation of a net deferred income tax asset in the amount of $4 million, resulted in an offsetting increase in capital in excess of par value in the amount of $29 million in the accompanying consolidated balance sheet as of December 31, 2005. The deferred tax asset represents the portion of the cumulative expense related to stock options expected to result in a future tax deduction for the Company. Also, in accordance with FASB guidance on implementing SFAS 123R, as of December 31, 2005, the Company has established an initial pool of realized excess tax benefits (“APIC Pool”) totaling $22 million, which is included in capital in excess of par value in the accompanying balance sheet. The APIC Pool is related to prior stock option awards and is available to absorb potential deferred tax asset write-offs if the future realizations of the related deferred tax assets are less than the recorded values.
     Prior to the adoption of SFAS 123R, the Company was required to record the total tax benefits associated with the tax deduction generated from the exercise, or disposition of stock options as an operating cash inflow in its statement of cash flows. These amounts totaled $3.8 million and $5.7 million

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited
for the six months ended June 30, 2006 and 2005, respectively. However, SFAS 123R requires that the tax deduction in excess of recognized compensation cost be recorded as a financing cash inflow and corresponding operating cash reduction in the same amount. As shown in the accompanying condensed consolidated statement of cash flows for the first six months of 2006, $3.0 million of tax benefits have been classified as a financing cash inflow and a corresponding amount as an operating cash reduction. The cash flow presentation for the six months ended June 30, 2005, has been adjusted by $4.8 million to conform to the presentation required by SFAS 123R.
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. The following weighted average assumptions were used in the Black-Scholes model to estimate the fair values of options granted during the periods indicated:

	Six months ended	Year ended
	June 30, 2006	December 31, 2005
Expected stock volatility	24.4%	26.1%
Expected life of the options (years)	4.8	5.0
Risk-free interest rate	4.74%	4.00
Expected dividend yield	0.48%	0.63%
     Expected volatilities are based on historical volatility of the Company’s stock. The Company used historical exercise data to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. Management anticipates the future option holding periods to be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited
     Total share-based compensation expense recognized under SFAS 123R for the three-and six- month periods ended June 30, 2006 and 2005 was as follows:

	(In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock option expense	$1,362	$1,456	$2,775	$2,930
Restricted stock expense	1,754	1,154	3,267	1,730

Total pretax expense	3,116	2,610	6,042	4,660
Related tax benefit	(781)	(685)	(1,547)	(1,279)

Reduction of net income	$2,335	$1,925	$4,495	$3,381

Reduction of earnings per share(1):
Basic	$0.03	$0.03	$0.06	$0.05

Diluted	$0.03	$0.03	$0.06	$0.05

(1)	For the three and six month periods ended June 30, 2006, stock option expense accounted for $0.01 and $0.02 of the reduction in earnings per share, respectively, and restricted stock expense accounted for $0.02 and $0.04 per share reduction for the same periods, respectively. The accounting treatment for restricted stock awards by the Company is unchanged with the adoption of SFAS 123R
     Pretax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses depending on where the recipient’s cash compensation is reported.
     A summary of the Company’s stock option activity and related information for its option plans for the six months ended June 30, 2006 was as follows:

			Weighted Average
	Shares	Weighted Average	Remaining Contractual
	(In thousands)	Exercise Price	Life (Years)
Outstanding at beginning of period	3,327	$22.51
Granted	449	49.71
Exercised	(400)	17.45
Forfeited	(113)	25.56

Outstanding at end of period	3,263	$26.77	4.4

Exercisable at end of period	1,759	$19.61	3.4

     The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $11.1 million and $16.7 million, respectively. The total fair value of the stock options vested during the six months ended June 30, 2006 and 2005 was $4.7 million and $3.9 million, respectively. The aggregate intrinsic value of the stock options outstanding at June 30, 2006 was $68.8 million. The aggregate intrinsic value of the stock options exercisable at June 30, 2006 was $49.1 million.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited
     The weighted average Black-Scholes fair value of stock options granted per share during the six months ended June 30, 2006 and year ended December 31, 2005 was $14.33 and $10.88, respectively.
     A summary of the status of the Company’s nonvested options outstanding as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

		Weighted Average
	Shares	Grant Date
	(In thousands)	Fair Value
Nonvested outstanding at beginning of period	1,814	$8.15
Granted	449	14.33
Vested	(646)	7.33
Forfeited	(113)	7.92

Nonvested outstanding at end of period	1,504	$10.37

     Expected future pretax compensation expense relating to the 1.5 million nonvested options outstanding as of June 30, 2006 is $13.8 million, which is expected to be recognized over a weighted-average period of approximately 3 years.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited
     A summary of the status of the Company’s nonvested restricted stock outstanding as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

		Weighted Average
	Shares	Grant Date
	(In thousands)	Fair Value
Nonvested outstanding at beginning of period	883	$34.58
Granted	130	49.60
Vested	(9)	29.60
Forfeited	(28)	31.33

Nonvested outstanding at end of period	976	$36.05

     The total fair value of the restricted stock that vested during the six months ended June 30, 2006 and 2005 was not material. The weighted average fair value of restricted stock granted per share during the six months ended June 30, 2005 was $37.58. There were 1.0 million nonvested restricted shares outstanding as of June 30, 2006. Expected future pretax compensation expense related to these shares is $25.5 million, which is expected to be recognized over a weighted-average period of approximately 4 years.
Note 10 — Retirement and Pension Plans
     The following table reports total net pension expense for the three- and six-month periods ended June 30, 2006 and 2005.

	(In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Defined benefit plans:
Service Cost	$1,519	$1,618	$3,229	$3,245
Interest Cost	6,080	5,854	12,122	11,724
Expected return on plan assets	(8,252)	(7,810)	(16,470)	(15,634)
Net amortization	1,166	827	2,160	1,654

Total net pension expense recognized under SFAS No. 87	513	489	1,041	989

Other plans:
Defined contribution plans	2,357	1,822	4,631	3,997
Foreign plans and other	872	687	1,705	1,376

Total other plans	3,229	2,509	6,336	5,373

Total net pension expense	$3,742	$2,998	$7,377	$6,362

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited
     During the six months ended June 30, 2006, the Company made a $10 million contribution to its U.S. defined benefit pension plans. For the full year 2006, the Company currently estimates that it will make employer contributions to its defined benefit pension plans of approximately $12 million, compared with contributions of $10.8 million for the full year 2005. The 2006 estimate is unchanged from the amount disclosed in the Company’s 2005 Form 10-K.
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
     Changes in the Company’s accrued product warranty obligation for the six-months ended June 30, 2006 and 2005 were as follows:

	(In thousands)
	Six months ended June 30,
	2006	2005
Balance, beginning of year	$9,435	$7,301
Accruals for warranties issued during the period	3,537	3,539
Settlements made during the period	(3,452)	(2,805)
Warranty accruals related to acquisitions, and other	727	1,549

Balance, end of period	$10,247	$9,584

     Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth sales and income by reportable segment, and consolidated operating income and income before income taxes:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(In thousands)
Net Sales
Electronic Instruments	$244,031	$191,356	$480,470	$372,277
Electromechanical	206,554	160,695	393,982	313,870

Consolidated net sales	$450,585	$352,051	$874,452	$686,147

Operating income and income before income taxes (a)
Electronic Instruments	$50,399	$39,697	$98,111	$75,947
Electromechanical	36,752	27,287	68,704	51,729

Total segment operating income	87,151	66,984	166,815	127,676
Corporate and other	(8,052)	(7,666)	(16,915)	(14,796)

Consolidated operating income	79,099	59,318	149,900	112,880
Interest and other expenses, net	(10,890)	(8,062)	(21,715)	(15,536)

Consolidated income before income taxes	$68,209	$51,256	$128,185	$97,344

(a)	Amounts for 2006 include $1.4 million and $2.8 million of expense for the three and six month periods ended June 30, 2006, respectively, resulting from the adoption of SFAS 123R effective January 1, 2006. Amounts for 2005 include $1.5 million and $2.9 million of expense for the three and six month periods ended June 30, 2005, respectively, for the retrospective application of SFAS 123R. (See Note 9).
     Operations for the second quarter of 2006 compared with the second quarter of 2005
     In the second quarter of 2006, the Company posted record sales, operating income, net income and diluted earnings per share. The Company also continued to benefit from strong internal growth in the Electronic Instruments (EIG) and Electromechanical (EMG) Groups as well as contributions from the acquisitions completed since May of 2005. Strong internal growth and the recent acquisitions enabled the Company to post record order input in the second quarter of 2006. Based on present market conditions, the Company expects continued strength in most of its markets in the second half of 2006.

AMETEK, Inc.
Results of Operations (continued)
     Net sales for the second quarter of 2006 were $450.6 million, an increase of $98.5 million, or 28.0%, compared with the second quarter of 2005 net sales of $352.1 million. The net sales increase in the second quarter of 2006 was driven by strong internal sales growth of 7.0%, led by the Company’s differentiated base businesses. The recent acquisitions contributed the remainder of the net sales increase. Foreign currency translation in the second quarter of 2006 had a nominal impact on sales.
     International sales for the second quarter of 2006 were $218.5 million, or 48.5% of consolidated sales, an increase of $60.2 million or 38.0%, when compared with $158.3 million in the same quarter of 2005. The increase in international sales results from the acquisitions of SPECTRO in June 2005, Solartron in September 2005 and HCC in October 2005 as well as increased international sales from base businesses. Increased international sales came mainly from sales to Europe and Asia.
     Segment operating income for the second quarter of 2006 was $87.2 million, an increase of $20.2 million or 30.1% from $67.0 million in the second quarter of 2005. Segment operating income, as a percentage of sales, increased to 19.3% of sales in the second quarter of 2006 from 19.0% of sales in the second quarter of 2005. The increase in segment operating income was due to the profit contribution from higher sales by the Company’s differentiated businesses, driven by the acquisitions. The margin improvement came primarily from the Company’s differentiated businesses.
     Selling, general and administrative expenses were $53.3 million in the second quarter of 2006, an increase of $12.1 million or 29.3%, when compared with the second quarter of 2005. Selling expenses as a percentage of sales increased to 10.1% in the second quarter of 2006 compared with 9.5% of sales in the second quarter of 2005. The selling expense increase and the corresponding increase in selling expense as a percentage of sales were due primarily to the recent business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased approximately 6%, in line with the Company’s internal sales growth rate.
     Corporate administrative expenses for the second quarter of 2006 increased slightly to $8.1 million, but as a percentage of sales decreased to 1.7% in the second quarter of 2006 compared with 2.2% of sales in the second quarter of 2005.
     Consolidated operating income totaled $79.1 million or 17.6% of sales for the second quarter of 2006, compared with $59.3 million, or 16.8% of sales for the same quarter of 2005, an increase of $19.8 million or 33.3%.

AMETEK, Inc.
Results of Operations (continued)
     Interest expense was $10.3 million in the second quarter of 2006, an increase of $2.6 million or 33.7%, compared with $7.7 million for the same quarter of 2005. The increase was primarily driven by higher average debt levels incurred to fund the 2005 and 2006 acquisitions and higher average interest rates.
     The effective tax rate for the second quarter of 2006 was 31.9% compared with 33.4% for the same quarter of 2005. The lower effective tax rate for the second quarter of 2006 was due to the benefits from international tax credits.
     Net income for the second quarter of 2006 totaled $46.5 million, an increase of 36.2% from $34.1 million in the second quarter of 2005. Diluted earnings per share rose 32.7% to $0.65 per share, compared with $0.49 per share for the same quarter of 2005.
Segment Results
     Electronic Instruments Group (EIG) sales totaled $244.0 million in the second quarter of 2006, an increase of $52.6 million or 27.5% from $191.4 million in the same quarter of 2005. The sales increase was due to internal growth in the Group’s aerospace, power and process and analytical instruments businesses and the acquisition of SPECTRO in June 2005, Solartron in September 2005 and Pulsar in February 2006. Internal growth accounted for 7.5% of the sales increase. The acquisitions accounted for the remainder of the increase.
     Operating income of EIG was $50.4 million for the second quarter of 2006, an increase of $10.7 million or 27.0% when compared with $39.7 million in the second quarter of 2005. The increase in operating income was the result of the higher sales previously mentioned. Group operating margins were unchanged at 20.7% of sales in both the second quarter of 2006 and 2005.
     Electromechanical Group (EMG) sales totaled $206.6 million in the second quarter of 2006, an increase of $45.9 million or 28.5% from $160.7 million in the same quarter in 2005. The sales increase was due to internal growth in the Group’s differentiated businesses and the acquisition of HCC in October 2005 and Pittman in May 2006. Strong internal growth, particularly in EMG’s differentiated businesses, accounted for 6.2% of the sales increase. The acquisitions accounted for the remainder of the increase.
     Operating income for EMG was $36.8 million in the second quarter of 2006, an increase of $9.5 million or 34.7% from $27.3 million in the second quarter of 2005. EMG’s increase in operating income was due to the higher sales volume. Operating margins were 17.8% of sales in the second quarter of 2006, compared with 17.0% of sales in the second quarter of 2005 due to higher profit yield on the sales contribution in both the Group’s differentiated and cost-driven businesses.

AMETEK, Inc.
Results of Operations (continued)
Operations for the first six months of 2006 compared with the first six months of 2005.
     Net sales for the first six months of 2006 were $874.5 million, an increase of $188.4 million or 27.4%, compared with net sales of $686.1 million reported for the same period of 2005. The net sales increase in the first six months of 2006 was driven by strong internal sales growth of 7.4%, excluding the effect of foreign currency translation, led primarily by the Company’s differentiated businesses. The recent acquisitions contributed the remainder of the net sales increase. Foreign currency translation in the first six months of 2006 negatively affected sales by approximately $5 million or 0.6%.
     For the first six months of 2006 international sales were $417.7 million, or 47.8% of consolidated sales, compared with $307.2 million, or 44.8% of consolidated sales, for the comparable period of 2005, an increase of $110.5 million, or 36.0%. The increase in international sales results from the acquisitions of SPECTRO in June 2005, Solartron in September 2005 and HCC in October 2005 as well as increased international sales from base businesses.
     Order input was for the first six months ended June 30, 2006 was $961.2 million, compared with $702.3 million for the same period of 2005, an increase of $258.9 million, or 36.9%. The increase in orders was driven by strong demand in base businesses as well as the acquisitions mentioned previously. As a result, the Company’s backlog of unfilled orders at June 30, 2006 was $527.5 million, compared with $440.7 million at December 31, 2005, an increase of $86.8 million or 19.7%.
     Segment operating income for the first six months of 2006 was $166.8 million, an increase of $39.1 million, or 30.7% compared with $127.7 million for the same period of 2005. Segment operating income as a percentage of sales increased to 19.1% of sales in the first six months of 2006 compared with 18.6% of sales for the same period of 2005. The increase in segment operating income resulted from strength in the differentiated businesses of each Group, which includes the profit contributions made by the acquisitions.
     Selling, general and administrative expenses were $104.1 million for the first six months of 2006, an increase of $24.8 million or 31.4%, when compared with $79.3 million in the same period of 2005. Selling expenses, as a percentage of sales, increased to 10.0% for the first six months of 2006, compared with 9.4% for the same period of 2005. The selling expense increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to the business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased approximately 5%; a rate lower than the internal sales growth rate for base businesses.

AMETEK, Inc.
Results of Operations (continued)
     Corporate administrative expenses were $16.9 million for the first six months of 2006, an increase of $2.1 million or 14.3% when compared with $14.8 million for the same period of 2005. The increase in Corporate administrative expenses was primarily a result of higher compensation costs, including equity-based compensation. For the first six months of 2006, Corporate administrative expenses were 2.0% of sales, a slight decline from the 2.1% of sales in the same period of 2005.
     Consolidated operating income was $149.9 million, an increase of $37.0 million or 32.8% when compared with $112.9 million for the same period of 2005. This represents an operating margin of 17.1% for the first six months of 2006, compared with 16.5% for the same period of 2005.
     Interest expense was $20.4 million for the first six months of 2006, an increase of $5.1 million or 33.0% when compared with $15.3 million in the same period of 2005. The increase was primarily driven by higher average debt levels incurred to fund the 2005 and 2006 acquisitions and higher average interest rates. Other expenses, net were $1.3 million in the first half of 2006, compared with other expenses, net of $0.2 million for the same period in 2005. The first six months of 2005 includes higher gains on the sale of marketable securities by the Company’s captive insurance subsidiary.
     The effective tax rate for the first six months of 2006 was 32.3% compared with 33.1% for the same period of 2005. The effective tax rate for the first six months of 2006 was lower than the same period of 2005 due to benefits from international tax credits.
     Net income for the first six months of 2006 was $86.7 million, or $1.22 per share on a diluted basis, compared with net income of $65.1 million, or $0.93 per diluted share for the same period of 2005.
Segment Results
     Electronic Instruments Group (EIG) net sales were $480.5 million for the first half of 2006, an increase of $108.2 million or 29.1% compared with the same period of 2005. The sales increase was due to internal growth in EIG’s aerospace, process and analytical instruments, and industrial businesses and by the acquisitions of SPECTRO, Solartron, and Pulsar. Strong internal growth accounted for 7.9% of the 29.1% sales increase. The acquisitions accounted for the remainder of the sales increase. Foreign currency translation for the first six months of 2006 negatively affected the Group’s sales by approximately $3 million, or 0.7%.
     EIG’s operating income for the first half of 2006 totaled $98.1 million, an increase of $22.2 million or 29.2% when compared with $75.9 million in the first half of 2005. The increase in operating income was the result of the higher sales previously mentioned. Operating margins were unchanged at 20.4% of sales in the first six months of 2006 and 2005.

AMETEK, Inc.
Results of Operations (continued)
     Electromechanical Group (EMG) net sales totaled $394.0 million for the first six months of 2006, an increase of $80.1 million or 25.5% compared with $313.9 million in the same period of 2005. The sales increase was due in large part to strong internal growth in the Group’s differentiated businesses, which accounted for 7.0% of the 25.5% sales increase. The acquisitions accounted for the remainder of the sales increase. Foreign currency translation for the first six months of 2006 negatively affected the Group’s sales by approximately $2 million, or 0.6%.
     EMG’s operating income for the first six months of 2006 was $68.7 million, an increase of $17.0 million or 32.8% when compared with the same period of 2005. The operating income increase was due to strength in many of the Group’s differentiated and cost-driven businesses including the HCC and Pittman acquisitions. Operating margins were 17.4% of sales for the first six months of 2006, compared with 16.5% for the same period of 2005 due to a higher profit yield on the sales contribution in both the Group’s differentiated and cost-driven businesses.
Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $101.7 million in the first half of 2006, compared with $63.6 million for the same period of 2005, an increase of $38.1 million, or 59.9%. The increase in operating cash flow was primarily the result of higher earnings as well as lower working capital requirements overall. In the first half of 2006 and 2005, the Company made first quarter contributions to its U.S. defined benefit pension plans totaling $10 million and $5 million, respectively.
     Cash used for investing activities totaled $127.0 million in the first six months of 2006, compared with $104.8 million used in the same period of 2005. In the first six months of 2006, the Company paid cash of $114.1 million for business acquisitions compared with $98.0 million paid for acquisitions in the first six months of 2005. Additions to property, plant and equipment in the first six months of 2006 totaled $12.8 million, compared with $9.6 million in the first six months of 2005.
     Cash provided by financing activities in the first six months of 2006 totaled $32.0 million, compared with $59.3 million for the same period of 2005. In the first six months of 2006, net total borrowings increased by $36.8 million, compared with a net increase of $54.7 million in the first six months of 2005. At June 30, 2006, the Company had $260.9 million available under its existing credit lines, which includes an “accordion feature” that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement. At June 30, 2006, total debt outstanding was $691.8 million, compared with $631.4 million at December 31, 2005. The debt-to-capital ratio was 43.2%, compared with 43.8% at December 31, 2005.

AMETEK, Inc.
Financial Condition (continued)
     Additional financing activities in the first six months of 2006 generated net cash proceeds from the exercise of employee stock options of $6.1 million, compared with $8.0 million generated for the same period of 2005. Dividend payments were $8.4 million in the first six months of 2006, essentially unchanged from the same period of 2005. To offset the dilutive effect of shares granted under the Company’s benefit plans, repurchases of the Company’s common stock in the first six months of 2006 totaled $5.5 million for 127,900 shares. There were no repurchases of the Company’s common stock in the first six months of 2005. As of June 30, 2006, $47.0 million was available, under the current Board authorization, for future share repurchases.
     As a result of the activities discussed above, the Company’s cash and cash equivalents at June 30, 2006 totaled $44.5 million, compared with $35.5 million at December 31, 2005. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.
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
Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of June 30, 2006. Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

August 4, 2006