Form 10-Q
period 2006-09-30
AMETEK INC/
filed 2006-11-03
CIK 1037868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 31, 2006 was 70,574,779 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$464,164	$344,529	$1,338,616	$1,030,676

Expenses:
Cost of sales, excluding depreciation	318,275	234,007	919,351	711,090
Selling, general and administrative	56,197	44,834	160,324	124,101
Depreciation	9,862	8,446	29,211	25,363

Total expenses	384,334	287,287	1,108,886	860,554

Operating income	79,830	57,242	229,730	170,122
Other income (expenses):
Interest expense	(11,162)	(7,628)	(31,551)	(22,962)
Other, net	17	(1,446)	(1,309)	(1,648)

Income before income taxes	68,685	48,168	196,870	145,512
Provision for income taxes	21,314	13,799	62,773	46,054

Net income	$47,371	$34,369	$134,097	$99,458

Basic earnings per share	$0.68	$0.50	$1.92	$1.44

Diluted earnings per share	$0.67	$0.49	$1.89	$1.42

Average common shares outstanding:
Basic shares	69,778	69,242	69,918	69,007

Diluted shares	70,888	70,518	71,081	70,245

Dividends declared and paid per share	$0.06	$0.06	$0.18	$0.18

See accompanying notes. Financial statements for 2005 have been adjusted for the retrospective application of SFAS 123R (see Notes 2 and 9).

AMETEK, Inc.
CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$51,108	$35,545
Marketable securities	7,397	8,243
Receivables, less allowance for possible losses	317,679	269,395
Inventories	229,937	193,099
Deferred income taxes	20,915	21,154
Other current assets	32,419	28,871

Total current assets	659,455	556,307

Property, plant and equipment, at cost	727,065	682,260
Less accumulated depreciation	(487,020)	(453,810)

	240,045	228,450

Goodwill	860,047	785,185
Other intangibles, net of accumulated amortization	179,696	117,948
Investments and other assets	100,993	92,710

Total assets	$2,040,236	$1,780,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$167,105	$156,130
Accounts payable	146,420	132,506
Accruals	159,205	117,156

Total current liabilities	472,730	405,792

Long-term debt	506,295	475,309

Deferred income taxes	76,215	54,910
Other long-term liabilities	43,952	35,068

Stockholders’ equity:
Common stock	726	717
Capital in excess of par value	126,498	107,444
Retained earnings	861,018	739,523
Accumulated other comprehensive losses	(9,846)	(20,916)
Treasury stock	(37,352)	(17,247)

	941,044	809,521

Total liabilities and stockholders’ equity	$2,040,236	$1,780,600

See accompanying notes. Financial statements for 2005 have been adjusted for the retrospective application of SFAS 123R (see Notes 2 and 9).

AMETEK, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2006	2005
Cash provided by (used for):
Operating activities:
Net income	$134,097	$99,458
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	34,371	28,259
Deferred income taxes	386	3,949
Share-based compensation expense	9,171	7,598
Excess tax benefits from share-based payments	(3,204)	(5,824)
Net change in assets and liabilities	(5,538)	(22,475)
Pension contribution	(10,000)	(5,000)
Other	1,344	4,306

Total operating activities	160,627	110,271

Investing activities:
Additions to property, plant and equipment	(18,211)	(15,074)
Purchase of businesses	(124,106)	(175,213)
Other	1,897	3,619

Total investing activities	(140,420)	(186,668)

Financing activities:
Net change in short-term borrowings	6,282	(24,222)
Additional long-term borrowings	29,507	144,239
Reduction in long-term borrowings	(19,160)	(42,870)
Repurchases of common stock	(21,075)	—
Cash dividends paid	(12,602)	(12,409)
Excess tax benefits from share-based payments	3,204	5,824
Proceeds from stock options	6,941	10,688

Total financing activities	(6,903)	81,250

Effect of exchange rate changes on cash and cash equivalents	2,259	(2,353)

Increase in cash and cash equivalents	15,563	2,500

Cash and cash equivalents:
As of January 1	35,545	37,582

As of September 30	$51,108	$40,082

See accompanying notes. Financial statements for 2005 have been adjusted for the retrospective application of SFAS 123R (see Notes 2 and 9).

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 1 — Financial Statement Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2006, and the consolidated results of its operations for the three- and nine-month periods ended September 30, 2006 and 2005 and its cash flows for the nine month periods ended September 30, 2006 and 2005 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.
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
     Effective January 1, 2006, the Company adopted SFAS 154, “Accounting Changes and Error Corrections”. SFAS 154 establishes retrospective application as the required method for reporting voluntary changes in accounting principle, unless it is impracticable, in which case the changes should be applied to the earliest practicable date presented. SFAS 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. The Company’s adoption of SFAS 123R as of January 1, 2006 was a required change in accounting principle as noted above, and the adoption of SFAS 154 did not have an effect because no voluntary changes in accounting principle or error corrections were made in the nine months ended September 30, 2006.
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which becomes effective for the Company as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income tax positions taken or expected to be taken in a tax return. It prescribes the

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation also provides guidance on measurement, derecognition, accounting for related interest and penalties, financial statement classification and disclosure. The Company is continuing to evaluate the potential impact of adopting FIN 48.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 establishes a framework for using fair value to measure assets and liabilities and requires expanded disclosures regarding fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on the Company’s consolidated results of operations, financial position or cash flows.
     In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires the balance sheet recognition of the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or assets, and actuarial gains and losses reported net of income taxes as a component of other comprehensive income in stockholders’ equity. The provisions of SFAS 158 are effective for the Company as of December 31, 2006. Based on preliminary information available as of September 30, 2006, the Company estimates the impact of adopting SFAS 158 will not be material to its financial position as of December 31, 2006.
Note 3 — Earnings Per Share
     The calculation of basic earnings per share for the three- and nine-month periods ended September 30, 2006 and 2005 is based on the average number of common shares considered outstanding during the period. The calculation of diluted earnings per share for such periods reflects the effect of all potentially dilutive securities (primarily outstanding common stock options and restricted stock grants). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	Weighted average shares (In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic shares	69,778	69,242	69,918	69,007
Share-based award plans	1,110	1,276	1,163	1,238

Diluted shares	70,888	70,518	71,081	70,245

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 4 — Acquisitions
     The Company paid $124.1 million in cash for three new businesses and small technology lines in the first nine months of 2006, which includes direct transaction costs. The businesses acquired include Pulsar Technologies, Inc. (“Pulsar”) in February 2006, PennEngineering Motion Technologies, Inc. (“Pittman”) in May 2006 and Land Instruments International Limited (“Land Instruments”) in June 2006. Pulsar is a leading designer and manufacturer of specialized communications equipment for the electric utility market. Pulsar is part of the Company’s Electronic Instruments Group. Pittman is a leading designer and manufacturer of highly engineered motors. Pittman is part of the Company’s Electromechanical Group. Land Instruments is a global supplier of high-end analytical instrumentation. Land Instruments is part of the Company’s Electronic Instruments Group. The three businesses acquired have annualized sales of approximately $106 million.
     The acquisitions have been accounted for using the purchase method in accordance with SFAS No.141, “Business Combinations.” Accordingly, the operating results of the above acquisitions are included in the Company’s consolidated results from the dates of acquisition.
     The following table represents the tentative allocation of the aggregate purchase price for the above acquisitions based on estimated fair value:

In millions
Property, plant and equipment	$14.7
Goodwill	76.2
Other intangible assets	11.6
Net working capital and other	21.6

Total net assets	$124.1

     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The Pulsar acquisition broadens the Company’s product offerings in the electric utility market and complements the Company’s existing Power Instruments business. The Pittman acquisition is a strategic fit with the Company’s highly differentiated technical motor business and shares common markets, distribution channels and motor platforms. The Land Instruments acquisition broadens the Company’s high-end process and analytical instruments business through its wide range of infrared temperature measurement, combustion efficiency and emissions monitoring instruments.
     The Company is in the process of completing third party valuations of certain tangible and intangible assets acquired. Adjustments to the allocation of purchase price will be recorded within the purchase price allocation period of up to twelve months subsequent to the period of acquisition. Therefore, the allocation of the purchase price is subject to revision.
     Had the above acquisitions been made at the beginning of 2006, net sales, net income and diluted earnings per share for the three- and nine-month periods ended September 30, 2006 would not have been materially different than the amounts reported.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
     Had the 2006 acquisitions and the acquisition of SPECTRO, Solartron, and HCC, which were acquired in June, September, and October 2005, respectively, been made at the beginning of 2005, pro forma net sales, net income, and diluted earnings per share for the three- and nine-month periods ended September 30, 2005 would have been as follows:

	(In millions, except per share)
	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net sales	$410.9	$1,269.5
Net income	$37.3	$107.8
Diluted earnings per share	$0.53	$1.53
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2005.
Note 5 — Goodwill
     The changes in the carrying amounts of goodwill by segment from December 31, 2005 to September 30, 2006, were as follows:

		(In millions)
	EIG	EMG	Total
Balance at December 31, 2005	$482.1	$303.1	$785.2

Goodwill acquired during the year	25.1	51.1	76.2
Purchase price allocation adjustments *	4.7	(23.1)	(18.4)
Foreign currency translation adjustments	12.2	4.8	17.0

Balance at September 30, 2006	$524.1	$335.9	$860.0

*	Purchase price allocation adjustments reflect finalization of certain preliminary allocations and final purchase price allocations for recent acquisitions, which includes reclassifications between goodwill and other intangible assets.
Note 6 — Inventories
     The components of inventory stated primarily at lower of last in, first out (LIFO), cost or market are:

	(In thousands)
	September 30,	December 31,
	2006	2005
Finished goods and parts	$48,576	$40,092
Work in process	54,984	45,819
Raw materials and purchased parts	126,377	107,188

Balance	$229,937	$193,099

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 7 — Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.
     The following table presents comprehensive income for the three- and nine-month periods ended September 30, 2006 and 2005:

		(In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Income	$47,371	$34,369	$134,097	$99,458
Foreign currency translation adjustment	(1,029)	104	4,941	(10,563)
Foreign currency net investment hedge*	625	(987)	5,897	(3,583)
Reclassification adjustment for gains (losses) realized in net income, and other	162	165	232	(1,189)

	$47,129	$33,651	$145,167	$84,123

* Represents the net gains and (losses) from non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as natural hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
Note 8 — Segment Disclosure
     The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production process, distribution methods, and management organizations.
     At September 30, 2006, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2005, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three- and nine-month periods ended September 30, 2006 and 2005 can be found in the table on page 17 in the Management Discussion & Analysis section of this Report.
Note 9 — Share-Based Compensation
     Under the terms of the Company’s stockholder approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, management-level employees and its Board of Directors. Employee and non-employee director stock options and restricted stock awards generally vest over a four-year service period. Options primarily have a maximum contractual term of 7 years. At September 30, 2006, 4.6 million shares of common stock were reserved for issuance under the Company’s share-based plans, including 3.2 million stock options outstanding.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
     The Company issues previously unissued shares when options are exercised and shares are issued from treasury stock upon the award of restricted stock. Prior to January 1, 2006, the Company accounted for share-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”) and related Interpretations. Under APB 25, no compensation expense was required to be recognized for the Company’s stock options provided the option exercise price was established at least equal to the market price of the underlying stock on the date of the grant. Under APB 25, the Company was required to record compensation expense for the intrinsic value of its restricted stock awards. Prior to 2006, the Company provided share-based compensation cost for all stock option awards in pro forma disclosures in the footnotes to its consolidated financial statements.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
     Prior to the adoption of SFAS 123R, the Company was required to record the total tax benefits associated with the tax deduction generated from the exercise, or disposition of stock options as an operating cash inflow in its statement of cash flows. These amounts totaled $4.1 million and $7.0 million for the nine months ended September 30, 2006 and 2005, respectively. However, SFAS 123R requires that the tax deduction in excess of recognized compensation cost be recorded as a financing cash inflow and corresponding operating cash reduction in the same amount. As shown in the accompanying condensed consolidated statement of cash flows for the first nine months of 2006, $3.2 million of tax benefits have been classified as a financing cash inflow and a corresponding amount as an operating cash reduction. The cash flow presentation for the nine months ended September 30, 2005, has been adjusted by $5.8 million to conform to the presentation required by SFAS 123R.
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. The following weighted average assumptions were used in the Black-Scholes model to estimate the fair values of options granted during the periods indicated:

	Nine months ended	Year ended
	September 30, 2006	December 31, 2005
Expected stock volatility	24.4%	26.1%
Expected life of the options (years)	4.8	5.0
Risk-free interest rate	4.74%	4.00%
Expected dividend yield	0.48%	0.63%
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
     Total share-based compensation expense recognized under SFAS 123R for the three- and nine-month periods ended September 30, 2006 and 2005 was as follows:

		(In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock option expense	$1,359	$1,466	$4,134	$4,396
Restricted stock expense	1,770	1,472	5,037	3,202

Total pretax expense	3,129	2,938	9,171	7,598
Related tax benefit	(765)	(768)	(2,312)	(2,047)

Reduction of net income	$2,364	$2,170	$6,859	$5,551

Reduction of earnings per share(1):
Basic	$0.03	$0.03	$0.10	$0.08

Diluted	$0.03	$0.03	$0.10	$0.08

(1)	For the three- and nine-month periods ended September 30, 2006, stock option expense accounted for $0.01 and $0.04 of the reduction in earnings per share, respectively, and restricted stock expense accounted for $0.02 and $0.06 per share reduction for the same periods, respectively. The accounting treatment for restricted stock awards by the Company is unchanged with the adoption of SFAS 123R
     Pretax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses depending on where the recipient’s cash compensation is reported.
     A summary of the Company’s stock option activity and related information for its option plans for the nine months ended September 30, 2006 was as follows:

			Weighted Average
	Shares	Weighted Average	Remaining Contractual
	(In thousands)	Exercise Price	Life (Years)
Outstanding at beginning of year	3,327	$22.51
Granted	449	49.71
Exercised	(453)	17.46
Forfeited	(142)	26.36

Outstanding at end of period	3,181	$26.90	4.2

Exercisable at end of period	1,803	$20.27	3.2

     The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $12.5 million and $21.5 million, respectively. The total fair value of the stock options vested during the nine months ended September 30, 2006 and 2005 was $5.3 million and $5.1 million, respectively. The aggregate intrinsic value of the stock options outstanding at September 30, 2006 was

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
$85.5 million. The aggregate intrinsic value of the stock options exercisable at September 30, 2006 was $36.6 million.
     The weighted average Black-Scholes fair value of stock options granted per share during the nine months ended September 30, 2006 and year ended December 31, 2005 was $14.33 and $10.88, respectively.
     A summary of the status of the Company’s nonvested options outstanding as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted Average
	Shares	Grant Date
	(In thousands)	Fair Value
Nonvested options outstanding at beginning of year	1,814	$8.15
Granted	449	14.33
Vested	(743)	7.55
Forfeited	(142)	8.11

Nonvested options outstanding at end of period	1,378	$10.49

     Expected future pretax compensation expense relating to the 1.4 million nonvested options outstanding as of September 30, 2006 is $11.6 million, which is expected to be recognized over a weighted-average period of approximately 3 years.
     The accounting treatment for restricted stock awards by the Company is unchanged with the adoption of SFAS 123R. The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the date of grant, is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is defined at the grant date. Restricted stock awards are also subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
     A summary of the status of the Company’s nonvested restricted stock outstanding as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted Average
	Shares	Grant Date
	(In thousands)	Fair Value
Nonvested restricted stock outstanding at beginning of year	883	$33.83
Granted	131	49.54
Vested	(9)	29.60
Forfeited	(48)	35.30

Nonvested restricted stock outstanding at end of period	957	$35.95

     The total fair value of the restricted stock that vested during the nine months ended September 30, 2006 and 2005 was not material. The weighted average fair value of restricted stock granted per share during the nine months ended September 30, 2005 was $37.58. Expected future pretax compensation expense related to the 1.0 million nonvested restricted shares outstanding as of September 30, 2006 is $23.3 million, which is expected to be recognized over a weighted-average period of approximately 4 years.
Note 10 — Retirement and Pension Plans
     The following table reports total net pension expense for the three- and nine-month periods ended September 30, 2006 and 2005.

		(In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Defined benefit plans:
Service Cost	$1,637	$1,602	$4,866	$4,847
Interest Cost	6,612	5,821	18,734	17,545
Expected return on plan assets	(8,995)	(7,780)	(25,465)	(23,414)
Net amortization	1,080	827	3,240	2,481

Total net pension expense recognized under SFAS No. 87	334	470	1,375	1,459

Other plans:
Defined contribution plans	1,719	1,798	6,350	5,795
Foreign plans and other	906	723	2,611	2,099

Total other plans	2,625	2,521	8,961	7,894

Total net pension expense	$2,959	$2,991	$10,336	$9,353

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
     During the nine months ended September 30, 2006, the Company made a $10 million contribution to its U.S. defined benefit pension plans. For the full year 2006, the Company currently estimates that it will make employer contributions to its defined benefit pension plans of approximately $12 million, compared with contributions of $10.8 million for the full year 2005. The 2006 estimate is unchanged from the amount disclosed in the Company’s 2005 Form 10-K.
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
     Changes in the Company’s accrued product warranty obligation for the nine-months ended September 30, 2006 and 2005 were as follows:

	(In thousands)
	Nine months ended September 30,
	2006	2005
Balance, beginning of year	$9,436	$7,301
Accruals for warranties issued during the period	5,466	4,265
Settlements made during the period	(5,289)	(4,903)
Warranty accruals related to acquisitions, and other	717	2,502

Balance, end of period	$10,330	$9,165

     Product warranty obligations are reported as current liabilities in the consolidated balance sheet.
Note 12 — Subsequent Event
     On October 25, 2006, the Company’s Board of Directors declared a three-for-two split of the Company’s common stock. The stock split will result in the issuance of one additional share for every two shares owned as of the record date. The stock split is payable on November 27, 2006, to shareholders of record at the close of business on November 13, 2006. Additionally, the Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.09 per common share from $0.06 per common share on a pre-split basis. All share and per share information included in this report is presented on a pre-split basis. All financial reports issued following the November 13, 2006 record date will be prepared on a post-split basis.

AMETEK, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth sales and income by reportable segment, and consolidated operating income and income before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net Sales
Electronic Instruments	$262,250	$205,500	$742,720	$577,777
Electromechanical	201,914	139,029	595,896	452,899

Consolidated net sales	$464,164	$344,529	$1,338,616	$1,030,676

Operating income and income before income taxes (a)
Electronic Instruments	$52,000	$42,594	$150,111	$118,541
Electromechanical	36,239	21,782	104,943	73,511

Total segment operating income	88,239	64,376	255,054	192,052
Corporate and other	(8,409)	(7,134)	(25,324)	(21,930)

Consolidated operating income	79,830	57,242	229,730	170,122
Interest and other expenses, net	(11,145)	(9,074)	(32,860)	(24,610)

Consolidated income before income taxes	$68,685	$48,168	$196,870	$145,512

(a)	Amounts for 2006 include $1.4 million and $4.1 million of expense for the three- and nine-month periods ended September 30, 2006, respectively, resulting from the adoption of SFAS 123R effective January 1, 2006. Amounts for 2005 include $1.5 million and $4.4 million of expense for the three- and nine-month periods ended September 30, 2005, respectively, for the retrospective application of SFAS 123R. (See Note 9).
     Operations for the third quarter of 2006 compared with the third quarter of 2005
     In the third quarter of 2006, the Company posted record sales, operating income, net income and diluted earnings per share. The Company also continued to benefit from strong internal growth in its Electronic Instruments (EIG) and Electromechanical (EMG) Groups as well as contributions from acquisitions completed since June 30, 2005. Operating income increased driven by the record sales and a continued focus on operational excellence initiatives. Based on current market conditions, the Company expects continued strength in most of its businesses in the fourth quarter of 2006.
     Net sales for the third quarter of 2006 were $464.2 million, an increase of $119.7 million, or 34.7%, compared with the third quarter of 2005 net sales of $344.5 million. The net sales increase in the third quarter of 2006 was driven by strong internal sales growth of 13%, excluding the positive effect of foreign currency translation, which approximated $7 million, or 2% of net sales. The Company’s differentiated businesses led the sales increase. The recent acquisitions accounted for the remainder of the net sales increase.

AMETEK, Inc.
Results of Operations (continued)
     International sales for the third quarter of 2006 were $219.8 million, or 47.4% of consolidated sales, an increase of $55.7 million or 33.9%, when compared with $164.1 million in the same quarter of 2005. The increase in international sales primarily results from the recent acquisitions of Solartron in September 2005 and Land Instruments in June 2006 as well as increased international sales from base businesses. Increased international sales came mainly from sales to Europe and Asia.
     Segment operating income for the third quarter of 2006 was $88.2 million, an increase of $23.9 million or 37.2% from $64.3 million in the third quarter of 2005. Segment operating income, as a percentage of sales, increased to 19.0% of sales in the third quarter of 2006 from 18.7% of sales in the third quarter of 2005. The increase in segment operating income and margins was due to the profit contribution from higher sales by the Company’s differentiated businesses, led by the acquisitions.
     Selling, general and administrative expenses were $56.2 million in the third quarter of 2006, an increase of $11.4 million or 25.3%, when compared with the third quarter of 2005. Selling expenses as a percentage of sales decreased to 10.2% in the third quarter of 2006 compared with 11.0% of sales in the third quarter of 2005. The amount of selling expense increase was driven mainly by the recent business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses in the third quarter of 2006 increased 6%, which is substantially lower than the Company’s 13% internal sales growth rate for the third quarter of 2006. The decrease in selling expenses as a percentage of sales was primarily in base businesses and was attributable to continued expense control.
     Corporate administrative expenses for the third quarter of 2006 increased to $8.4 million compared to $7.1 million in the third quarter of 2005. The increase in corporate administrative expenses was primarily the result of higher compensation related costs. Corporate administrative expenses as a percentage of sales decreased to 1.8% in the third quarter of 2006 compared with 2.1% of sales in the third quarter of 2005.
     Consolidated operating income totaled $79.8 million or 17.2% of sales for the third quarter of 2006, compared with $57.2 million, or 16.6% of sales for the same quarter of 2005, an increase of $22.6 million or 39.5%.
     Interest expense was $11.2 million in the third quarter of 2006, an increase of $3.6 million or 47.4%, compared with $7.6 million for the same quarter of 2005. The increase was primarily driven by higher average debt levels incurred to fund the 2005 and 2006 acquisitions.

AMETEK, Inc.
Results of Operations (continued)
     Other income, net, increased $1.4 million in the third quarter of 2006 to $17,000 compared with $1.4 million of other expense in the same period of 2005. The third quarter of 2005 included non-operating expenses related to an acquisition that the Company chose not to complete.
     The effective tax rate for the third quarter of 2006 was 31.0% compared with 28.6% for the same quarter of 2005. The higher effective tax rate for the third quarter of 2006 is at a more normal rate for the Company. The lower 2005 tax rate was due to benefits from the realization of certain worldwide tax planning strategies and other adjustments.
     Net income for the third quarter of 2006 totaled $47.4 million, an increase of 37.8% from $34.4 million in the third quarter of 2005. Diluted earnings per share rose 36.7% to $0.67 per share, compared with $0.49 per share for the same quarter of 2005.
Segment Results
     Electronic Instruments Group (EIG) sales totaled $262.3 million in the third quarter of 2006, an increase of $56.8 million or 27.6% from $205.5 million in the same quarter of 2005. The sales increase was due to strength in the Group’s aerospace, power and process and analytical instruments businesses and the acquisitions of Solartron in September 2005 and Land Instruments in June 2006. Internal growth accounted for 13% of the sales increase, excluding the effect of foreign currency translation, which approximated $4.7 million or 2% of the Group’s net sales. The acquisitions accounted for the remainder of the increase.
     Operating income of EIG was $52.0 million for the third quarter of 2006, an increase of $9.4 million or 22.1% when compared with $42.6 million in the third quarter of 2005. The increase in operating income was the result of the higher sales previously mentioned. Group operating margins for the third quarter of 2006 decreased to 19.8%, from 20.7% of sales in the third quarter of 2005. The third quarter of 2005 operating income and margins included a $4.3 million gain from the sale of a facility. The increase in operating income was driven by the Group’s differentiated businesses.
     Electromechanical Group (EMG) sales totaled $201.9 million in the third quarter of 2006, an increase of $62.9 million or 45.3% from $139.0 million in the same quarter in 2005. The sales increase was due to strength in the Group’s differentiated businesses and the acquisitions of HCC in October 2005 and Pittman in May 2006. Strong internal growth, particularly in EMG’s differentiated businesses, accounted for 12% of the sales increase, excluding the effect of foreign currency translation, which approximated $2.2 million, or 1% of the Group’s net sales. The acquisitions accounted for the remainder of the increase.

AMETEK, Inc.
Results of Operations (continued)
     Operating income for EMG was $36.2 million in the third quarter of 2006, an increase of $14.4 million or 66.1% from $21.8 million in the third quarter of 2005. EMG’s increase in operating income was due primarily to the higher sales previously mentioned. Operating margins were 17.9% of sales in the third quarter of 2006, compared with 15.7% of sales in the third quarter of 2005 due to a higher profit yield on the sales contribution in the Group’s differentiated businesses.
Operations for the first nine months of 2006 compared with the first nine months of 2005.
     Net sales for the first nine months of 2006 were $1,338.6 million, an increase of $307.9 million or 29.9%, compared with net sales of $1,030.7 million reported for the same period of 2005. The net sales increase in the first nine months of 2006 was driven by strong internal sales growth of 9%, led primarily by the Company’s differentiated businesses. The recent acquisitions contributed the remainder of the net sales increase. Foreign currency translation effect on net sales for the first nine months of 2006 was nominal.
     For the first nine months of 2006 international sales were $637.5 million, or 47.6% of consolidated sales, compared with $466.8 million, or 45.3% of consolidated sales, for the comparable period of 2005, an increase of $170.7 million, or 36.6%. The increase in international sales results from the acquisitions of SPECTRO in June 2005, Solartron in September 2005 and Land Instruments in June 2006, as well as, increased international sales from base businesses. The increase in international sales came mainly from sales to Europe and Asia.
     Order input for the first nine months ended September 30, 2006 was $1,428.5 million, compared with $1,067.2 million for the same period of 2005, an increase of $361.3 million, or 33.9%. The increase in orders was driven by strong demand in base businesses as well as the acquisitions mentioned previously. As a result, the Company’s backlog of unfilled orders at September 30, 2006 was $530.6 million, compared with $440.7 million at December 31, 2005, an increase of $89.9 million or 20.4%.
     Segment operating income for the first nine months of 2006 was $255.1 million, an increase of $63.0 million, or 32.8% compared with $192.1 million for the same period of 2005. Segment operating income as a percentage of sales increased to 19.1% of sales in the first nine months of 2006 compared with 18.6% of sales for the same period of 2005. The increase in segment operating income resulted from strength in the differentiated businesses of each Group, which includes the profit contributions made by the acquisitions. The margin increase was primarily driven by EMG’s differentiated businesses.
     Selling, general and administrative expenses were $160.3 million for the first nine months of 2006, an increase of $36.2 million or 29.2%, when compared with $124.1 million in the same period of 2005. Selling expenses, as a percentage of sales, increased to 10.1% for the first nine months of 2006, compared with 9.9% for the same period of 2005. The selling expense increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to the business acquisitions. The

AMETEK, Inc.
Results of Operations (continued)
Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased approximately 6%; a rate lower than the 9% internal sales growth rate for the nine month period ended September 30, 2006.
     Corporate administrative expenses were $25.2 million for the first nine months of 2006, an increase of $3.6 million or 16.7% when compared with $21.6 million for the same period of 2005. The increase in Corporate administrative expenses was primarily a result of higher compensation costs, including equity-based compensation. For the first nine months of 2006, corporate administrative expenses were 1.9% of sales, a decline from the 2.1% of sales in the same period of 2005.
     Consolidated operating income was $229.7 million, an increase of $59.6 million or 35.0% when compared with $170.1 million for the same period of 2005. This represents an operating margin of 17.2% for the first nine months of 2006, compared with 16.5% for the same period of 2005.
     Interest expense was $31.6 million for the first nine months of 2006, an increase of $8.6 million or 37.4% when compared with $23.0 million in the same period of 2005. The increase was primarily driven by higher average debt levels incurred to fund the 2005 and 2006 acquisitions and higher average interest rates.
     Net income for the first nine months of 2006 was $134.1 million, or $1.89 per share on a diluted basis, compared with net income of $99.5 million, or $1.42 per diluted share for the same period of 2005.
Segment Results
     Electronic Instruments Group (EIG) net sales were $742.7 million for the first nine months of 2006, an increase of $164.9 million or 28.5% compared with $577.8 for the same period of 2005. The sales increase was due to internal growth in EIG’s process and analytical instruments, aerospace, and industrial businesses and by the acquisitions of SPECTRO, Solartron, Land Instruments, and Pulsar. Strong internal growth accounted for 10% of the 28.5% sales increase. The acquisitions accounted for the remainder of the sales increase. Foreign currency translation effect on net sales for the first nine months of 2006 was nominal.
     EIG’s operating income for the first nine months of 2006 totaled $150.1 million, an increase of $31.6 million or 26.7% when compared with $118.5 million in the first nine months of 2005. The increase in operating income was the result of the higher sales previously mentioned. Operating margins for the first nine months of 2006 were slightly lower, at 20.2% of sales, compared with 20.5% in the first nine months of 2005. The decrease in operating margins was due to the inclusion of a $4.3 million gain from the sale of a facility in the first nine months of 2005.

AMETEK, Inc.
Results of Operations (continued)
     Electromechanical Group (EMG) net sales totaled $595.9 million for the first nine months of 2006, an increase of $143.0 million or 31.6% compared with net sales of $452.9 million in the same period of 2005. The sales increase was due to strong internal growth driven by the Group’s differentiated businesses, which accounted for 9% of the 31.6% sales increase. The acquisitions accounted for the remainder of the increase. Foreign currency translation effect on net sales for the first nine months of 2006 was nominal.
     EMG’s operating income for the first nine months of 2006 was $104.9 million, an increase of $31.4 million or 42.7% when compared with $73.5 for the same period of 2005. The operating income increase was due to strength in many of the Group’s differentiated businesses including the HCC and Pittman acquisitions. Operating margins were 17.6% of sales for the first nine months of 2006, compared with 16.2% for the same period of 2005 due to a higher profit yield on the sales contribution in the Group’s differentiated businesses.
Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $160.6 million in the first nine months of 2006, compared with $110.3 million for the same period of 2005, an increase of $50.3 million, or 45.6%. The increase in operating cash flow was primarily the result of higher earnings and lower working capital requirements. In the first nine months of 2006 and 2005, the Company made contributions to its U.S. defined benefit pension plans totaling $10.0 million and $5.0 million, respectively.
     Cash used for investing activities totaled $140.4 million in the first nine months of 2006, compared with $186.7 million used in the same period of 2005. In the first nine months of 2006, the Company paid cash of $124.1 million for business and product line acquisitions compared with $175.2 million paid for acquisitions in the first nine months of 2005. Additions to property, plant and equipment in the first nine months of 2006 totaled $18.2 million, compared with $15.1 million in the first nine months of 2005.
     Cash used by financing activities in the first nine months of 2006 totaled $6.9 million, compared with cash provided of $81.3 million for the same period of 2005. In the first nine months of 2006, net total borrowings increased by $16.6 million, compared with a net increase of $77.1 million in the first nine months of 2005. At September 30, 2006, total debt outstanding was $673.4 million, compared with $631.4 million at December 31, 2005. The debt-to-capital ratio was 41.7%, compared with 43.8% at December 31, 2005. At September 30, 2006, the Company had $274.2 million available under its existing credit lines, which includes an “accordion feature” that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement. The revolving credit facility was amended on October 6, 2006 to extend its expiration

AMETEK, Inc.
Financial Condition (continued)
date from June 2010 to October 2011. The amendment also lowered the Company’s cost of capital and provides the Company with increased financing flexibility to support its growth plans. The Company is in compliance with debt covenants as of September 30, 2006.
     Additional financing activities in the first nine months of 2006 used cash of $21.1 million for the repurchase of 500,000 shares of the Company’s common stock to offset the dilutive effect of shares granted under the Company’s benefit plans. There were no repurchases of the Company’s common stock in the first nine months of 2005. As of September 30, 2006, $31.4 million was available, under the current Board authorization, for future share repurchases.
     As a result of the activities discussed above, the Company’s cash and cash equivalents at September 30, 2006 totaled $51.1 million, compared with $35.5 million at December 31, 2005. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.
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
Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of September 30, 2006. Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMETEK, Inc.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
     The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2006:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
	Total Number of		Purchased as	May Yet Be
	Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased	Paid per Share	Announced Plan	Plan

July 1, 2006 to July 31, 2006	340,600	$41.93	340,600	$32,690,582
August 1, 2006 to August 31, 2006	31,500	$42.12	31,500	31,363,912
September 1, 2006 to September 30, 2006	—	—	—	31,363,912

Total	372,100	$41.94	372,100

     On March 12, 2003 the Company’s Board of Directors authorized repurchase of up to $50.0 million of its common stock to offset the dilutive effect of shares granted under the Company’s benefit plans. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion. All purchases above were made in open-market transactions.
Item 6. Exhibits
a) Exhibits:

Exhibit
Number	Description

10.1	Credit Agreement dated as of September 17, 2001 and amended and restated to-date as of October 6, 2006, among the Company and various lending institutions.

10.2	Amendment No. 6 to the 2002 Stock Incentive Plan

10.3	Amendment No. 7 to the 1999 Stock Incentive Plan

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMETEK, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.

(Registrant)

	By	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President & Comptroller
(Principal Accounting Officer)

November 3, 2006