Form 10-K
period 2006-12-31
AMETEK INC/
filed 2007-02-28
CIK 1037868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer  ☑     Accelerated filer  ☐          Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐     No  ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $3,356,198,119 the last business day of registrant’s most recently completed second fiscal quarter.
     The number of shares of common stock outstanding as of February 12, 2007, was 106,195,799.
Documents Incorporated By Reference
     Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on April 24, 2007.

AMETEK, Inc.
2006 Form 10-K Annual Report

PART I
ITEM 1. BUSINESS
     GENERAL DEVELOPMENT OF BUSINESS
     AMETEK, Inc. (“AMETEK” or the “Company”) is incorporated in Delaware. Its predecessor was originally incorporated in Delaware in 1930 under the name American Machine and Metals, Inc. The Company maintains its principal executive offices in suburban Philadelphia, PA at 37 North Valley Road, Building 4, Paoli, PA 19301. AMETEK is a leading global manufacturer of electronic instruments and electromechanical devices with operations in North America, Europe, Asia, and South America. The Company is listed on the New York Stock Exchange (symbol: AME). AMETEK is a component of the Russell 1000 and the S&P MidCap 400 indices.
     WEBSITE ACCESS TO INFORMATION
     The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com (in the “Investors – Financial News and Information” section), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company has posted, free of charge, to the investor information portion of its website, its corporate governance guidelines, board committee charters and codes of ethics. Such documents are also available in published form, free of charge to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 37 North Valley Road, Building 4, Paoli, PA 19301.
     PRODUCTS AND SERVICES
     The Company markets its products worldwide through two operating groups, the Electronic Instruments Group (“EIG”) and the Electromechanical Group (“EMG”). EIG builds monitoring, testing, calibration and display devices for the process, aerospace, industrial and power markets. EMG is a supplier of electromechanical devices. EMG produces highly engineered electromechanical connectors for hermetic (moisture-proof) applications, specialty metals for niche markets, and brushless air-moving motors, blowers, and heat exchangers. End markets include aerospace, defense, mass-transit, medical and office products. The Company believes that EMG is the world’s largest manufacturer of air-moving electric motors for vacuum cleaners, and is a prominent producer of motors of other floor care products. The Company continues to grow through strategic acquisitions focused on differentiated niche markets in instrumentation and electromechanical devices.
     COMPETITIVE STRENGTHS
     Management believes that the Company has several significant competitive advantages that assist it in sustaining and enhancing its market positions. Its principal strengths include:
     Significant Market Share. AMETEK maintains a significant share in many of its targeted niche markets because of its ability to produce and deliver high-quality products at competitive prices. In EIG, the Company maintains significant market positions in many niche segments within the process, aerospace, industrial, and power instrumentation markets. In EMG, the Company maintains significant market positions in many niche segments including aerospace, defense, mass transit, medical, office products, and air-moving motors for the floor care market.
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
     Experienced Management Team. Another key component of AMETEK’s success is the strength of its management team and its commitment to the performance of the Company. AMETEK’s senior management has extensive experience, averaging more than 22 years with the Company, and is financially committed to the Company’s success through Company-established stock ownership guidelines, and equity incentive programs.
     BUSINESS STRATEGY
     AMETEK’s objectives are to increase the Company’s earnings and financial returns through a combination of operational and financial strategies. Those operational strategies include business acquisitions, new product development, global and market expansion, and Operational Excellence programs designed to achieve double-digit annual percentage growth in earnings per share and a superior return on total capital. To support those operational objectives, financial initiatives have been, or may be, undertaken, including public and private debt or equity issuance, bank debt refinancing, local financing in certain foreign countries, accounts receivable securitization and share repurchases. AMETEK’s commitment to earnings growth is reflected in its continued implementation of cost-reduction programs designed to achieve the Company’s long-term best-cost objectives.
     AMETEK’s Corporate Growth Plan consists of four key strategies:
     Operational Excellence. Operational Excellence is AMETEK’s cornerstone strategy for improving profit margins and strengthening the Company’s competitive position across its businesses. Through its Operational Excellence strategy, the Company seeks to reduce production costs and improve its market positions. The strategy has played a key role in achieving synergies from newly acquired companies. AMETEK believes that Operational Excellence, which focuses on Six Sigma process improvements and lean manufacturing, and also emphasizes team building and a participative management culture, have enabled the Company to improve operating efficiencies and product quality, increase customer satisfaction and yield higher cash flow from operations, while lowering operating and administrative costs and shortening manufacturing cycle times.
     New Product Development. AMETEK’s new product development pipeline is filled with promising and innovative instruments and differentiated electromechanical devices. Recent introductions include:
The Detective™ EX-100, the latest addition to the Detective family of portable radiation identifiers for Homeland Security, which is based on high-purity germanium that allows for faster identification of nuclear material without any loss in accuracy;
A Total Air Probe, an innovative new aircraft instrument that combines multiple air sensors into a single unit and saves both weight and installation costs, while increasing accuracy and reliability;
The Model 5100-NCM tunable diode laser analyzer that offers natural gas producers, pipeline operators and service companies a highly reliable and cost-effective method for quickly and accurately measuring water vapor in natural gas;
The Phoenix II XRF spectrometer, a compact, low-cost bench-top elemental analyzer that is designed for use in both the rugged environment of production processes as well as in the laboratory;
The Solartron SST 3000 DP, a top-performing deep-water differential pressure transmitter available for offshore oil and gas production, which is able to operate in depths up to 10,000 feet and pressures up to 10,000 pounds per square inch;
The Solidstate Controls ACTS 2000 and ACTS 2002 Series cathodic protection rectifiers which are the most advanced systems available for protecting essential energy pipelines and structures from costly corrosion-related problems ;
The JOFRA™ASM Series advanced signal multi-scanner which calibrates multiple temperature sensors simultaneously for applications where temperature calibration is critical and traceable calibration documents are needed;
The Light Bar Message Center, the latest addition to AMETEK’s modular Next Generation Instrumentation (NGI®) system for heavy-duty and commercial vehicles, which displays messages from a range of vehicle data buses, sensors and switches; and

The GEN II INFIN-A-TEK, the next generation in switch-reluctance motor-blower technology, which incorporates the latest advancements in electronic digital control, electronic circuit design and material enhancements.
     Global and Market Expansion. AMETEK’s largest international presence is in Europe, where it has operations in the United Kingdom, Germany, Denmark, Italy, the Czech Republic, France, Austria and the Netherlands. These operations provide design and engineering capability, product-line breadth, enhanced European distribution channels, and low-cost production. AMETEK has a leading market position in European floor care motors and a significant presence in many of its instrument businesses. It has grown sales in Latin America and Asia by building and expanding low-cost electric motor and instrument plants in Reynosa, Mexico, and motor manufacturing plants near Sao Paulo, Brazil and in Shanghai, China. It also continues to achieve geographic expansion and market expansion in Asia through joint ventures in China, Taiwan, Japan and South Korea and a direct sales and marketing presence in Singapore, Japan, China, Taiwan, Hong Kong, the Middle East and Russia.
     Strategic Acquisitions and Alliances. The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired businesses. Since the beginning of 2003, to the date of this report, the Company has completed 13 acquisitions with annualized sales totaling approximately $622 million, including five acquisitions in 2006 representing approximately $142 million in annualized revenues (see “Recent Acquisitions”). Those acquisitions have enhanced AMETEK’s position in analytical instrumentation, technical motors, and power systems and instrumentation. Through these and prior acquisitions, the Company’s management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue this acquisition strategy.
2006 OVERVIEW
     OPERATING PERFORMANCE
     In 2006, AMETEK generated sales of $1.8 billion, an increase of 27% from 2005, and increased net income by 33%. The Company set records for sales, operating income, net income and diluted earnings per share. This strong performance was driven by an improving economy, internal growth in each of the Company’s two reportable segments, the contribution of recently acquired businesses and the Company’s continuing cost reduction initiatives. Additionally, AMETEK generated record cash flow from operating activities during 2006 that totaled approximately $226 million, a 45% increase from 2005.
     On October 25, 2006, the Company’s Board of Directors declared a three-for-two split of the Company’s common stock. The stock split resulted in the issuance of one additional share for every two shares owned. The stock split was distributed on November 27, 2006, to shareholders of record at the close of business on November 13, 2006. Additionally, the Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.06 per common share from $0.04 per common share on a post-split basis. All share and per share information included in this report reflect the impact of the stock split.
     In 2006 the Company repurchased 750,000 shares of its common stock for $21.1 million in cash under its current share purchase authorization. In 2005, the Company did not repurchase any shares of its common stock. At December 31, 2006, approximately $31.4 million of the current share purchase authorization was unexpended.
     RECENT ACQUISITIONS
          In February 2006, the Company acquired Pulsar Technologies, Inc. (“Pulsar”), from private equity firm Hyde Park Capital Advisors, LLC for $12.6 million in cash. Pulsar is a leading supplier of power line carrier systems for relay communications equipment and fully integrated multiplexer systems for general power and telecommunication applications. Headquartered in Coral Springs, FL, Pulsar has annual sales of approximately $10 million and is part of the Company’s Electronic Instruments Group.
          In May 2006, the Company acquired PennEngineering Motion Technologies (“Pittman”) a unit of Penn Engineering & Manufacturing Corp. for approximately $63 million in cash. Pittman is a leading designer and manufacturer of highly engineered motors for niche applications in the data storage, medical, electronic equipment, factory automation and aviation markets. Pittman has annual sales of approximately $55 million and is part of the Company’s Electromechanical Group.
          In June 2006, the Company acquired Land Instruments International Limited (“Land Instruments”) from an investor group led by 3i plc for $35.1 million in cash. Land Instruments is a global supplier of high-end analytical instrumentation headquartered in Dronfield, United Kingdom with annual sales of approximately $41 million and is part of the Company’s Electronic Instruments Group.

     In November 2006, the Company acquired Precitech from a shareholder group led by American Capital Strategies Ltd. for approximately $13 million in cash. Precitech is a leading manufacturer of ultra-precision machining systems for a variety of markets, including nanotechnology, military, defense and ophthalmic. Headquartered in Keene, NH, Precitech has annual sales of approximately $19 million and is part of the Company’s Electronic Instruments Group.
     In December 2006, the Company acquired Southern Aeroparts, Inc. (SAI) for approximately $39 million in cash. SAI is a Tulsa, Oklahoma-based provider of third-party maintenance, repair and overhaul services to the commercial aerospace industry. SAI has annual sales of approximately $17 million and is part of the Company’s Electromechanical Group.
     In the first and third quarters of 2006, the Company also purchased two small technology lines for cash. One of the lines acquired is related to the Company’s HCC business, which was acquired in October 2005. It is a leading designer and manufacturer of highly engineered hermetic connectors, terminals, headers and microelectronic packages for sophisticated electronic applications and is part of the Company’s Electromechanical Group. The other technology line is related to the Company’s motors business.
     FINANCIAL INFORMATION ABOUT REPORTABLE SEGMENTS, FOREIGN OPERATIONS, AND EXPORT SALES
     Geographic information and reportable segments are shown on pages 60-62 of this report.
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
     The Company’s international sales increased 32% to $866 million, representing 48% of total sales in 2006 compared with 46% in 2005. This increase was driven by both internal growth and acquisitions. The Company increased export sales of products manufactured in the United States as well as sales from overseas operations.
     DESCRIPTION OF BUSINESS
     The products and markets of each reportable segment are described below:
     EIG
     EIG is comprised of a group of differentiated businesses. EIG applies its specialized market focus and technology to manufacture instruments used for testing, monitoring and calibration for the process, aerospace, industrial and power markets. EIG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EIG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including aerospace engine sensors, heavy-vehicle instrument panels, analytical instrumentation, level measurement products, power instruments and pressure gauges. It also has joint venture operations in Japan, China and Taiwan. Approximately 53% of EIG’s 2006 sales were to markets outside the United States.
     EIG employs approximately 4,900 people, of whom approximately 800 are covered by collective bargaining agreements. EIG has 40 manufacturing facilities: 27 in the United States, 11 in Europe, one in South America and one in Canada. EIG also shares manufacturing facilities with EMG in Mexico.
     Process and Analytical Instrumentation Markets and Products
     Approximately 64% of EIG sales are from instruments for process and analytical measurement and analysis. These include: oxygen, moisture, combustion and liquid analyzers; emission monitors; spectrometers; mechanical and electronic pressure sensors and transmitters; radiation measurement devices; level measurement devices; precision pumping systems; and force-measurement and materials testing instrumentation. EIG’s focus is on the process industries, including oil, gas and petrochemical refining, power generation, specialty gas production, water and waste treatment, natural gas distribution, and semiconductor manufacturing. AMETEK’s analytical instruments are also used for precision measurement in a number of other applications including radiation detection for Homeland Security, materials analysis and nanotechnology research.

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
     Land Instruments, acquired in June 2006, offers a full range of on-line optical temperature measurement instrumentation for industrial applications, including spot thermometers, line scanners and thermal imagers. These instruments, which measure temperatures up to 3000 degrees Celsius, are widely used by the metal, glass and mineral processing industries. The addition of Land Instruments’ high temperature monitoring and control systems expands AMETEK’s on-line process monitoring capabilities, adding to our existing strengths in on-line composition and moisture analysis.
     Precitech, acquired in November 2006, designs and manufactures ultra-precise single-point and multi-axis diamond turning machining systems for applications requiring nanometric levels of accuracy. Its acquisition broadens our product offering for rapidly growing nanotechnology applications. Its products complement Taylor Hobson, which is a leading manufacturer of ultra-precision measurement instrumentation.
     Power and Industrial Instrumentation Markets and Products
     Approximately 19% of EIG sales are to the power and industrial instrumentation markets.
     EIG is a leader in the design and manufacture of power measurement and recording instrumentation used by the electric power and manufacturing industries. Those products include power transducers and meters, event and transient recorders, annunciators and alarm monitoring systems used to measure, monitor and record variables in the transmission and distribution of electric power. EIG’s Solidstate Controls designs and manufactures uninterruptible power supply systems for the process and power generation industries. EIG also manufactures sensor systems for land-based gas turbines and for boilers and burners used by the utility, petrochemical, process, and marine industries worldwide.
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
     In February 2006, EIG acquired Pulsar. Pulsar is a supplier of power line carrier systems for relay communications equipment and fully integrated multiplexer systems for general power and telecommunication applications. This equipment provides communications between power substations for the protective relays on electric power lines to facilitate their operation and provide critical feedback on the faults and functioning of the electric transmission grid.
     Aerospace Instrumentation Markets and Products
     Approximately 17% of EIG sales are from aerospace products. AMETEK’s aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements. Its aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Acquisitions have complemented and expanded EIG’s core sensor and transducer product line, used in a wide range of aerospace applications.
     Aerospace products include: airborne data systems; turbine engine temperature measurement products; vibration-monitoring systems, indicators and displays; fuel and fluid measurement products; sensors; switches; cable harnesses; and transducers. EIG serves all segments of commercial aerospace, including helicopters, business jets, commuter aircraft, and commercial airliners, as well as the military market.

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
     Customers
     EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 13% of EIG’s 2006 sales were made to its five largest customers, and no one customer accounted for 10% or more of 2006 consolidated sales.
     EMG
     EMG is among the leaders in many of the specialized markets it serves, including highly engineered motors, blowers, fans, heat exchangers, connectors, and other electromechanical products or systems for commercial and military aerospace applications, defense, medical equipment, business machines and computers and other power or industrial applications. In its cost-driven motor business, the Company believes that EMG is the world’s largest producer of high-speed, air-moving electric motors for OEMs of floor care products. EMG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. Approximately 40% of EMG’s 2006 sales were to customers outside the United States.
     EMG employs approximately 5,300 people, of whom approximately 2,200 are covered by collective bargaining agreements (including some that are covered by local unions). It has 31 manufacturing facilities: 21 in the United States, three in the United Kingdom, two in Italy, two in Mexico, one in China, one in the Czech Republic, and one in Brazil.
     Differentiated Businesses
     Differentiated businesses account for an increasing proportion of EMG’s overall sales base. Differentiated businesses represented 65% of EMG’s sales in 2006 and are comprised of the materials, interconnects and microelectronics packaging businesses and the technical motors and systems businesses. Cost-driven businesses account for 35% of EMG’s overall sales and consist of the floor care and specialty motors businesses.
     Materials, Interconnects and Packaging Markets and Products
     Approximately 27% of EMG sales are materials, interconnects and packaging products. AMETEK is an innovator and market leader in specialized metal powder, strip, wire, and bonded products. It produces stainless steel and nickel clad alloys; stainless steel, cobalt, and nickel alloy powders; metal strip; specialty shaped and electronic wire; and advanced metal matrix composites used in electronic thermal management. Its products are used in automotive, appliance, telecommunications, marine and general industrial applications. Its niche market focus is based upon proprietary manufacturing technology and strong customer relationships.
     With the acquisition of HCC in October 2005, EMG added a significant new product line. HCC designs and manufactures high-precision glass-to-metal and ceramic-to-metal seals. These seals protect sensitive electronics from the environment as well as provide thermal management capabilities. HCC’s products fall into three categories: connectors, terminals and headers, and microcircuit packaging. Connectors facilitate the passage of electrical current between two devices and allow them to be mechanically coupled and decoupled. Terminals and headers are interconnect devices that isolate electrical signals. Microcircuit packaging protects semiconductor circuitry from the environment. Key markets for HCC’s products are aerospace and defense, industrial and petrochemical.
     Technical Motors and Systems Markets and Products
     Technical motors and systems, representing 38% of EMG’s 2006 sales, consist of brushless motors, blowers and pumps as well as other electromechanical systems. Their products are used in aerospace, business machines, computer equipment, defense, mass transit vehicles, medical equipment applications, power, and industrial applications.
     EMG produces electronically commutated (brushless) motors, blowers and pumps that offer long life, reliability and near maintenance-free operation. These motor-blower systems and heat exchangers are used for thermal management and other applications on a wide variety of military and commercial aircraft and military ground vehicles, and are used increasingly in medical and other applications, in which their long life and spark-free and reliable operation is very important. These motors provide cooling and ventilation for business machines, computers, and mass transit vehicles. In the emerging fuel cell market, AMETEK is working closely with many of the leading developers of fuel cell technology to produce blowers and pumps specifically developed for these applications.
     PennEngineering Motion Technologies, acquired in May 2006, is a leading designer and manufacturer of highly engineered motors for niche applications in the data storage, medical, electronic equipment, factory automation and aviation markets.
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
     Floor Care and Specialty Motor Markets and Products
     Approximately 35% of EMG sales are to floor care and specialty motor markets, where it has the leading share, through its sales of air-moving electric motors to most of the world’s major floor care OEMs, including vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor care products, ranging from hand-held, canister, and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.
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
     EMG has focused its new product development efforts on minimizing costs and enhancing motor-blower performance through advances in power, efficiency, size, weight, and quieter operation. Among its latest advances are the ADVANTEK™ series of universal vacuum motors that incorporate design and construction techniques that lower cost while improving operating efficiency and reliability; the Air-Watt™ Series of commercial motor-blowers, whose advanced design translates directly into higher performance and energy savings for end users; and ACUSTEK Plus™ low-noise commercial vacuum motors.
     Customers
     EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 7% of EMG’s sales for 2006 were made to its five largest customers.
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
     In the markets served by EIG, the Company believes that it ranks among the leading U.S. producers of certain measuring and control instruments. It also is a leader in the U.S. heavy-vehicle instrumentation and power instrument markets and one of the leading instrument and sensor suppliers to the commercial aviation market. Competition remains strong and can intensify for certain EIG products, especially its pressure gauge and heavy-vehicle instrumentation products. Both of these businesses have several strong competitors. In the process and analytical instruments market, numerous companies in each specialized market compete on the basis of product quality, performance and innovation. The aerospace and power instrument businesses have a number of diversified competitors, which vary depending on the specific market niche.
     EMG’s differentiated businesses have competition from a limited number of companies in each of their markets. Competition is generally based on product innovation, performance and price. There also is competition from alternative materials and processes. In its cost-driven businesses, EMG has limited domestic competition in the U.S. floor care market from independent manufacturers. Competition is increasing from Asian motor manufacturers that serve both the U.S. and the European floor care markets. Increasingly, global vacuum motor production is being shifted to Asia where AMETEK has a growing but smaller market position. There is potential competition from vertically integrated manufacturers of floor care products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production.
     BACKLOG AND SEASONAL VARIATIONS OF BUSINESS
     The Company’s approximate backlog of unfilled orders by business segment at the dates specified below was as follows:

	December 31,
	2006	2005	2004
		(In millions)
Electronic Instruments	$248.2	$216.0	$155.9
Electromechanical	288.6	224.7	185.0

Total	$536.8	$440.7	$340.9

     The higher backlog at December 31, 2006 was primarily due to the five businesses acquired in 2006, as well as increased order rates, primarily in the Company’s differentiated businesses.
     Of the total backlog of unfilled orders at December 31, 2006, approximately 86% is expected to be shipped by December 31, 2007. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.
     AVAILABILITY OF RAW MATERIALS
     The Company’s reportable segments obtain raw materials and supplies from a variety of sources, and generally from more than one supplier. However, for EMG, certain items, including various base metals and certain steel components, are available only from a limited number of suppliers. The Company believes its sources and supplies of raw materials are adequate for its needs.
     RESEARCH, PRODUCT DEVELOPMENT AND ENGINEERING
     The Company is committed to research, product development, and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development, and engineering costs before customer reimbursement were $87.6 million, $75.9 million and $66.0 million, in 2006, 2005 and 2004, respectively. Customer reimbursements in 2006, 2005 and 2004 were $6.4 million, $8.9 million and $6.2 million, respectively. These amounts included net Company-funded research and development expenses of $42.0 million, $34.8 million and $25.5 million, respectively. All such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.
     ENVIRONMENTAL MATTERS
     Information with respect to environmental matters is set forth on pages 29-30 of this report in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters”.

     PATENTS, LICENSES AND TRADEMARKS
     The Company owns numerous unexpired U.S. patents and foreign patents, including counterparts of its more important U.S. patents, in the major industrial countries of the world. The Company is a licensor or licensee under patent agreements of various types, and its products are marketed under various registered and unregistered U.S. and foreign trademarks and trade names. However, the Company does not consider any single patent or trademark, or any group thereof, essential either to its business as a whole or to either of its business segments. The annual royalties received or paid under license agreements are not significant to either of its reportable segments or to the Company’s overall operations.
     EMPLOYEES
     At December 31, 2006, the Company employed approximately 10,400 people in its EMG, EIG and corporate operations, of whom approximately 3,000 employees were covered by collective bargaining agreements. The Company has two collective bargaining agreements that will expire in 2007, which cover less than 200 employees. The Company expects no material adverse effects from the pending labor contract negotiations.
     WORKING CAPITAL PRACTICES
     The Company does not have extraordinary working capital requirements in either of its reportable segments. Customers generally are billed at normal trade terms, which may include extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles, and are responsive to the normal delivery requirements of customers.
ITEM 1A. RISK FACTORS
     You should consider carefully the following risk factors and all other information contained in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, results of operations, liquidity and financial condition.
Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions, successfully integrate recent and future acquisitions or finance future acquisitions.
     A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2003, we have completed thirteen acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategies in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:
•	Our ability to identify acceptable acquisition candidates;

•	The impact of increased competition for acquisitions, which may increase acquisition costs and affect our ability to consummate acquisitions on favorable terms and may result in us assuming a greater portion of the seller’s liabilities;

•	Successfully integrating acquired businesses, including integrating the financial, technological and management processes, procedures and controls of the acquired businesses with those of our existing operations;

•	Financing for acquisitions not being available on terms acceptable to us, or at all;

•	U.S. and foreign competition laws and regulations affecting our ability to make certain acquisitions;

•	Unexpected losses of key employees, customers and suppliers of acquired businesses;

•	Mitigating assumed, contingent and unknown liabilities; and

•	Challenges in managing the increased scope, geographic diversity and complexity of our operations.
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

We may experience unanticipated start-up expenses and production delays in opening new facilities or product line transfers.
          Certain of our businesses are relocating, or have recently relocated manufacturing operations to low-cost locales. Unanticipated start-up expenses and production delays in opening new facilities or completing product line transfers, as well as possible underutilization of our existing facilities, could result in product inefficiencies, which would adversely affect our business and operations.
Our substantial international sales and operations are subject to customary risks associated with international operations.
     International sales for 2006 and 2005 represented approximately 48% and 46% of our total net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will continue to increase in the future. International operations are subject to the customary risks of operating in an international environment, including:
•	Potential imposition of trade or foreign exchange restrictions;

•	Overlap of different tax structures;

•	Unexpected changes in regulatory requirements;

•	Changes in tariffs and trade barriers;

•	Fluctuations in foreign currency exchange rates, including changes in the relative value of currencies in the countries where we operate, subjecting us to exchange rate exposures;

•	Restrictions on currency repatriation;

•	General economic conditions;

•	Unstable political situations;

•	Nationalization of assets; and

•	Compliance with a wide variety of international and U.S. export laws and regulatory requirements.
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
A shortage of or price increases in our raw materials could increase our operating costs.
     We have multiple sources of supplies for our major raw material requirements and we are not dependent on any one supplier; however, certain items, including base metals and certain steel components, are available only from a limited number of suppliers and are subject to commodity market fluctuations. Shortages in raw materials or price increases therefore could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, results of operations, liquidity and financial condition.
Certain environmental risks may cause us to be liable for costs associated with hazardous or toxic substance clean-up which may adversely affect our financial condition.
     Our businesses, operations and facilities are subject to a number of federal, state, local and foreign environmental and occupational health and safety laws and regulations concerning, among other things, air emissions, discharges to waters and the use, manufacturing, generation, handling, storage, transportation and disposal of hazardous substances and wastes. Environmental risks are inherent in many of our manufacturing operations. Certain laws provide that a current or previous owner or operator of property may be liable for the costs of investigating, removing and remediating hazardous materials at such property, regardless of whether the owner or operator knew of, or was responsible for, the presence of such hazardous materials. In addition, the Comprehensive Environmental Response, Compensation and Liability Act generally imposes joint and several liability for clean-up costs, without regard to fault, on parties contributing hazardous substances to sites designated for clean-up under the Act. We have been named a potentially responsible party at several sites, which are the subject of government-mandated clean-ups. As the result of our ownership and operation of facilities that use, manufacture, store, handle and dispose of various hazardous materials, we may incur substantial costs for investigation, removal, remediation and capital expenditures related to compliance with environmental laws. While it is not possible to precisely quantify the potential financial impact of pending environmental matters, based on our experience to date, we believe that the outcome of these matters is not likely to have a material adverse effect on our financial position or future results of operations. In addition, new laws and regulations, new classification of hazardous materials, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that future environmental liabilities will not occur or that environmental damages due to prior or present practices will not result in future liabilities.
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
     We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others or to property. For example, our operations expose us to potential liabilities for personal injury or death as a result of the failure of, for example, an aircraft component that has been designed, manufactured or serviced by us. We may incur significant liability if product liability lawsuits against us are successful. While we believe our current general liability and product liability insurance is adequate to protect us from future claims, we cannot assure that coverage will be adequate to cover all claims that may arise. Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our business, financial condition and results of operations.
We operate in highly competitive industries, which may adversely affect our results of operations or ability to expand our business.
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
A prolonged downturn in the aerospace and defense, process instrumentation or electric motor businesses could adversely affect our business.
     Several of the industries in which we operate are cyclical in nature and therefore are affected by factors beyond our control. A prolonged downturn in the aerospace and defense, process instrumentation or electric motor businesses could have an adverse effect on our business, financial condition and results of operations.
Restrictions contained in our revolving credit facility and other debt agreements may limit our ability to incur additional indebtedness.
     Our existing revolving credit facility and other debt agreements contain restrictive covenants, including restrictions on our ability to incur indebtedness. These restrictions could limit our ability to effectuate future acquisitions or restrict our financial flexibility.

Our goodwill and other intangible assets represent a substantial amount of our total assets and write-off of such substantial goodwill and intangible assets could have a negative impact on our financial condition and results of operations.
     Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2006, goodwill and other intangible assets totaled approximately $1,081 million, or about 51% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been an impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, we could reflect, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     The Company has 71 operating plant facilities in 19 states and 10 foreign countries. Of these facilities, 48 are owned by the Company and 23 are leased. The properties owned by the Company consist of approximately 664 acres, of which approximately 5.9 million square feet are under roof. Under lease is a total of approximately 994,000 square feet. The leases expire over a range of years from 2007 to 2040, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan, China, Japan and South Korea provide the Company with additional production capacity through the Company’s investment in 50% or less owned joint ventures. The Company’s executive offices in Paoli, PA, occupy approximately 34,000 square feet under a lease that expires in 2007.
     The Company’s machinery and equipment, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

	Number of Operating Plant Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased
Electronic Instruments	27	13	2,659,000	695,000
Electromechanical	21	10	2,200,000	299,000

Total	48	23	4,859,000	994,000

ITEM 3. LEGAL PROCEEDINGS
     The Company and/or its subsidiaries have been named as defendants, along with many other companies, in a number of asbestos-related lawsuits. To date, no judgments have been entered against the Company. The Company believes it has strong defenses to the claims, and intends to continue to defend itself vigorously in these matters. Other companies are also indemnifying the Company against certain of these claims. (Also see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 17 to the Consolidated Financial Statements.)
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME”. On February 12, 2007, there were approximately 1,917 holders of record of the Company’s common stock.
     Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.
     In 2006, the Company repurchased, under its share repurchase program, 750,000 shares of its common stock for $21.1 million to offset the dilutive effect of shares granted under the Company’s benefits plans. There were no repurchases of its common stock in 2005.
     The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006
Dividends paid per share	$0.04	$0.04	$0.04	$0.06
Common stock trading range:
High	$30.09	$33.54	$31.62	$32.77
Low	$26.97	$27.65	$26.70	$28.71

2005
Dividends paid per share	$0.04	$0.04	$0.04	$0.04
Common stock trading range:
High	$27.87	$28.24	$28.93	$29.91
Low	$22.56	$24.23	$25.32	$26.23

Securities Authorized for Issuance Under Equity Compensation Plan Information
     The following table sets forth information as of December 31, 2006 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Number of securities
	Number of securities		remaining available
	to be issued	Weighted-average	for future issuance
	upon exercise of	exercise price of	under equity
	outstanding options,	outstanding options,	compensation plans
	warrants	warrants	(excluding securities
	and rights	and rights	reflected in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,511,472	$18.28	2,111,632

Equity compensation plans not approved by security holders	—	—	—

Total	4,511,472	$18.28	2,111,632

Stock Performance Graph
     The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
     The following graph and accompanying table compare the cumulative total shareholder return for AMETEK, Inc. over the last five years ended December 31, 2006 with total returns for the same period for the Russell 1000 Index and the Dow Jones U.S. Electronic Equipment Index. The performance graph and table assume a $100 investment made on December 31, 2001 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future price performance.
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

AMETEK, Inc.	$100.00	$121.50	$153.27	$228.49	$274.11	$309.59
Russell 1000*	100.00	78.35	101.77	113.37	120.48	139.10
Dow Jones U.S. Electronic Equipment*	100.00	68.92	103.59	112.39	121.00	139.56

*	Includes AMETEK.

ITEM 6. SELECTED FINANCIAL DATA
     The following financial information for the five years ended December 31, 2006, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with the MD&A and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	2006		2005		2004		2003		2002
	(Dollars and shares in millions, except per share amounts)
Consolidated Operating Results (Years Ended December 31)
Net sales	$1,819.3		$1,434.5		$1,232.3		$1,091.6		$1,040.5
Operating income (1)	$309.0		$233.5		$191.2		$151.8		$144.2
Interest expense	($42.2)		($32.9)		($28.3)		($26.0)		($25.2)
Net income (1)	$181.9		$136.4		$109.0		$84.2		$80.4
Earnings per share: (1)(2)
Basic	$1.74		$1.31		$1.07		$0.85		$0.81
Diluted	$1.71		$1.29		$1.06		$0.84		$0.81
Dividends declared and paid per share (2)	$0.18		$0.16		$0.16		$0.08		$0.08
Weighted average common shares outstanding: (2)
Basic	104.8		103.7		101.7		99.4		98.8
Diluted (1)	106.6		105.6		103.1		100.4		99.8

Performance Measures and Other Data
Operating income — Return on sales (1)	17.0%		16.3%		15.5%		13.9%		13.9%
- Return on average total assets (1)	15.8%		14.6%		14.5%		13.5%		13.9%
Net income — Return on average total capital (1)(5)	11.8%		10.7%		10.5%		9.5%		9.9%
- Return on average stockholders’ equity (1)(5)	20.5%		18.5%		18.2%		17.6%		21.1%
EBITDA (1)(3)	$351.4		$269.9		$228.3		$186.2		$175.9
Ratio of EBITDA to interest expense (1)(3)	8.3	x	8.2	x	8.1	x	7.2	x	7.0	x
Depreciation and amortization	$45.9		$39.4		$39.9		$35.5		$33.0
Capital expenditures	$29.2		$23.3		$21.0		$21.3		$17.4
Cash provided by operating activities (1)(4)	$226.0		$155.7		$155.8		$155.9		$105.8
Free cash flow (1)(4)	$196.8		$132.4		$134.8		$134.6		$88.4
Ratio of earnings to fixed charges	6.6	x	6.2	x	6.0	x	5.3	x	5.2	x

Consolidated Financial Position (at December 31)
Current assets	$684.1		$556.3		$461.9		$378.6		$350.6
Current liabilities (1)	$480.9		$405.8		$272.8		$289.2		$261.4
Property, plant, and equipment	$258.0		$228.5		$207.5		$213.6		$204.3
Total assets	$2,130.9		$1,780.6		$1,420.4		$1,217.1		$1,030.0
Long-term debt	$518.3		$475.3		$400.2		$317.7		$279.6
Total debt	$681.9		$631.4		$450.1		$424.4		$390.1
Stockholders’ equity (1)(5)	$966.7		$809.5		$663.3		$532.9		$423.6
Stockholders’ equity per share (1)(2)(5)	$9.11		$7.66		$6.44		$5.30		$4.27
Total debt as a percentage of capitalization (1)(5)	41.4%		43.8%		40.4%		44.3%		47.9%

See notes to Selected Financial Data on page 18.

Notes to Selected Financial Data
(1)	Amounts for years prior to 2006 reflect the retrospective application of SFAS 123R to expense stock options effective January 1, 2006. The adoption of SFAS 123R reduced operating income, net income and diluted earnings per share by the following amounts (In millions, except per share amounts):

		Reduction of:
Impact of Adopting SFAS 123R	Operating Income	Net Income	Diluted Earnings Per Share
2005	$5.9	$4.3	$0.04
2004	$5.1	$3.7	$0.04
2003	$4.9	$3.6	$0.04
2002	$4.5	$3.3	$0.03
(2)	Earnings per share, dividends declared and paid per share, and the weighted average common shares outstanding were adjusted to reflect a three-for-two stock split paid to shareholders on November 27, 2006.

(3)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The table below presents the reconciliation of net income reported in accordance with U.S. GAAP to EBITDA.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In millions)
Net income	$181.9	$136.4	$109.0	$84.2	$80.4

Add (deduct):
Interest expense	42.2	32.9	28.3	26.0	25.2
Interest income	(0.4)	(0.7)	(0.6)	(0.5)	(0.7)
Income taxes	81.8	61.9	51.7	41.0	38.0
Depreciation	38.9	35.0	36.8	34.2	32.5
Amortization	7.0	4.4	3.1	1.3	0.5

Total adjustments	169.5	133.5	119.3	102.0	95.5

EBITDA	$351.4	$269.9	$228.3	$186.2	$175.9

(4)	Free cash flow represents cash flow from operating activities, less capital expenditures. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 3 above). The table below presents the reconciliation of cash flow from operating activities reported in accordance with U.S. GAAP to free cash flow.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In millions)
Cash provided by operating activities (U.S. GAAP basis)	$226.0	$155.7	$155.8	$155.9	$105.8
Deduct: Capital expenditures	(29.2)	(23.3)	(21.0)	(21.3)	(17.4)

Free cash flow	$196.8	$132.4	$134.8	$134.6	$88.4

(5)	The adoption of SFAS 158 for our defined benefit pension plans, which was effective December 31, 2006, resulted in a reduction of $32.7 million to Stockholders’ equity. (See Notes 3 and 12 to the Consolidated Financial Statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report includes forward-looking statements based on the Company’s current assumptions, expectations and projections about future events. When used in this report, the words “believes”, “anticipates,” “may,” “expect,” “intend,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. In this report, we disclose important factors that could cause actual results to differ materially from management’s expectations. For more information on these and other factors, see “Forward-Looking Information” on page 31.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with “Item 1A. Risk Factors” and “Item 6. Selected Financial Data” and the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-K. We begin our MD&A with an overview of our business and operations.
     Business Overview
     As a multinational business, AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2006, the Company experienced improved market conditions in most of its businesses. Strong internal growth and the contribution from recent acquisitions, combined with successful Operational Excellence initiatives, enabled the Company to post another year of record sales, operating income, net income, diluted earnings per share, and cash flow from operating activities in 2006. In addition to achieving its financial objectives, the Company also continued to make progress on its strategic initiatives under AMETEK’s four growth strategies: Operational Excellence, New Product Development, Global and Market Expansion, and Strategic Acquisitions and Alliances. Highlights of 2006 were:
•	Sales were $1.8 billion, an increase of $384.8 million or 26.8% from 2005 on solid internal growth of 9% in each of the Company’s reportable segments, the Electronic Instruments Group (EIG) and the Electromechanical Group (EMG), and contributions from the following acquisitions completed during the year:
-	In February 2006, the Company acquired Pulsar, which has expanded both the Company’s product offerings in the electric power market and the Company’s relationships with customers in that segment.

-	In May 2006, the Company acquired Pittman, which has broadened the geographical reach of the Company’s technical motors business. The acquisition adds to the Company’s technical motors capabilities in the data storage, medical, electronic equipment, factory automation, and aviation markets.

-	In June 2006, the Company acquired Land Instruments a global supplier of high-end analytical instrumentation. Land Instruments adds to the Company’s high-end process and analytical instruments business with its full range of on-line optical temperature measurement instrumentation for industrial applications.

-	In November 2006, the Company acquired Precitech, a leading manufacturer of ultra-precision machining systems for a variety of markets. Its acquisition broadens the Company’s product offering for nanotechnology applications.

-	In December 2006, the Company acquired SAI, which is a Tulsa, Oklahoma-based provider of third-party maintenance, repair and overhaul services to the commercial aerospace industry.
•	In October 2006, the Company’s Board of Directors approved a three-for-two split of its common stock, paid on November 27, 2006 to stockholders of record on November 13, 2006. Additionally, the Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.06 per common share from $0.04 per common share on a post-split basis.

•	As the Company grows globally, it continues to achieve an increasing level of international sales. International sales, including U.S. export sales, represented 47.6% of consolidated sales in 2006, compared with 45.7% of sales in 2005.

•	The Company’s Operational Excellence strategy is directed toward lowering its overall cost structure, and includes the ongoing transition of a portion of its motor and instrument production to low-cost manufacturing facilities in Mexico, China and the Czech Republic. This strategy had a positive impact on our operating results in 2006 and contributed to improved segment operating margins which were 18.9% of sales in 2006, up from 18.4% of sales in 2005.

•	Higher earnings resulted in record cash flow from operating activities that totaled $226.0 million, a $70.3 million or 45.2% increase from 2005. At year-end 2006, our debt-to-capital ratio was 41.4%, compared with 43.8% at the end of 2005.

•	The Company continued its emphasis on investment in research, development and engineering, spending $87.6 million in 2006 before customer reimbursement of $6.4 million, an increase of 15.4% over 2005. Sales from products introduced in the last three years increased $137.0 million or 59.6% in 2006 over 2005 to $366.9 million.
     Results of Operations
     The following table sets forth net sales and income of the Company by reportable segment and on a consolidated basis for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net Sales (1):
Electronic Instruments	$1,016,503	$808,493	$667,418
Electromechanical	802,787	625,964	564,900

Total net sales	$1,819,290	$1,434,457	$1,232,318

Income:
Segment operating income (2):
Electronic Instruments	$203,430	$164,248	$124,611
Electromechanical	139,926	99,244	93,289

Total segment operating income	343,356	263,492	217,900
Corporate administrative and other expenses	(34,362)	(30,004)	(26,726)

Consolidated operating income (3)	308,994	233,488	191,174
Interest and other expenses, net	(45,308)	(35,201)	(30,455)

Consolidated income before income taxes	$263,686	$198,287	$160,719

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(3)	Results for 2005 and 2004 have been adjusted to reflect the retrospective application of SFAS 123R to expense stock options, which was adopted January 1, 2006. The retrospective application of SFAS 123R reduced operating income by $5.9 million and $5.1 million in 2005 and 2004, respectively. (See Note 9).

Year Ended December 31, 2006, Compared with Year Ended December 31, 2005
     Results of Operations
     In 2006, the Company posted record sales, operating income, net income, diluted earnings per share and cash flow from operations. The Company achieved these results from strong internal growth in both its EIG and EMG Groups, as well as contributions from acquisitions in 2006 and 2005. Operating income increased, driven by the record sales and a continued focus on cost reduction programs under our Operational Excellence initiatives. Based on current market conditions, the Company expects continued strength in most of its businesses in 2007.
     The Company reported sales for 2006 of $1,819.3 million, an increase of $384.8 million or 26.8% from sales of $1,434.5 million in 2005. Net sales for EIG were $1,016.5 million in 2006, an increase of 25.7% from sales of $808.5 million in 2005. EIG’s internal sales growth was 9% in 2006, driven by strength in its process, aerospace and power businesses. The acquisitions of SPECTRO in June 2005, Solartron in September 2005, Pulsar in February 2006 and Land Instruments in June 2006 also contributed to the sales growth. Net sales for EMG were $802.8 million in 2006, an increase of 28.2% from sales of $626.0 million in 2005. EMG’s internal sales growth was also 9% in 2006 driven by the Group’s differentiated businesses. The acquisitions of HCC in October 2005 and Pittman in May 2006 also contributed to the sales growth.
     Total international sales for 2006 increased to $866.0 million and represented 47.6% of consolidated sales, an increase of $210.1 million, or 32.0% when compared with international sales of $655.9 million or 45.7% of consolidated sales in 2005. The increase in international sales resulted from the recent acquisitions of SPECTRO, Solartron and HCC in 2005 and the Land Instruments acquisition in 2006, as well as increased international sales from base businesses. Increased international sales came mainly from sales to Asia and Europe by both Group’s. Export shipments from the United States, which are included in total international sales, were $343.8 million in 2006, an increase of $76.5 million or 28.6% compared with $267.3 million in 2005. Export shipments improved primarily due to increased exports from base businesses.
     New orders for 2006 were $1,915.4 million, compared with $1,534.3 million for 2005, an increase of $381.1 million or 24.8%. The increase in orders was driven by demand in the Company’s differentiated businesses, led by the Company’s process businesses as well as the recent acquisitions mentioned above. The order backlog at December 31, 2006 was $536.8 million, compared with $440.7 million at December 31, 2005, an increase of $96.1 million or 21.8%. The increase in backlog was due to higher order levels in base differentiated businesses as well as the 2006 acquisitions.
     Segment operating income was $343.4 million for 2006, an increase of $79.9 million, or 30.3%, compared with segment operating income of $263.5 million for 2005. Segment operating margins in 2006 were 18.9% of sales, an increase from 18.4% of sales in 2005. The increase in segment operating income resulted from strength in the differentiated businesses of each group, which includes the profit contributions made by the acquisitions. The margin improvement came from the Company’s differentiated businesses.
     Selling, general, and administrative (SG&A) expenses were $219.5 million in 2006, compared with $174.2 million in 2005, an increase of $45.2 million or 26.0%. However, as a percentage of sales, SG&A expenses in 2006 were flat with 2005 at 12.1% of sales. Selling expenses, as a percentage of sales, were 10.2% in 2006, essentially unchanged from 2005. Most of the increase in selling expenses was due to the acquired businesses. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased 4.9% which is significantly lower than the Company’s 9% internal sales growth rate for 2006.
     Corporate administrative expenses were $34.2 million in 2006, an increase of $4.5 million or 15.3%, when compared with 2005. The increase in corporate expenses is the result of higher compensation costs, including equity-based compensation. As a percentage of sales, corporate administrative expenses were 1.9% in 2006, a decline from 2.1% of sales in 2005.
     Consolidated operating income was $309.0 million in 2006, an increase of $75.5 million or 32.3% when compared with $233.5 million in 2005. This represents an operating margin of 17.0% of sales for 2006 compared with 16.3% of sales in 2005.

     Interest expense was $42.2 million in 2006, an increase of 28.1% compared with $32.9 million in 2005. The increase was due to higher average borrowings necessary to fund the 2005 and 2006 acquisitions, primarily related to the euro long-term debt incurred for the 2005 acquisition of SPECTRO and short-term debt incurred for the late 2005 acquisition of HCC.
     The effective tax rate for 2006 was 31.0% compared with 31.2% in 2005. The 2006 effective tax rate benefited primarily from the reversal of a valuation allowance for foreign tax credit carryforwards of $3.2 million, offset somewhat by higher nondeductible equity-based compensation. The 2006 and 2005 effective tax rates benefited from the realization of tax benefits stemming from the Company’s worldwide tax planning activities and other adjustments.
     Net income for 2006 was $181.9 million, an increase of $45.5 million, or 33.4% from $136.4 million in 2005. Diluted earnings per share increased 32.6% to $1.71 per share, an increase of $0.42 when compared with $1.29 per diluted share in 2005.
Operating Segment Results
     EIG’s sales were $1,016.5 million in 2006, an increase of $208.0 million or 25.7% from 2005 sales of $808.5 million. The sales increase was due to internal growth in EIG’s process, aerospace and power businesses, and the acquisitions of SPECTRO and Solartron in 2005 and Pulsar and Land Instruments in 2006. Included in the 25.7% increase in sales is internal growth of approximately 9%. The acquisitions accounted for the remainder of the sales increase. The foreign currency translation effect on sales for 2006 was nominal.
     EIG’s operating income for 2006 increased to $203.4 million from $164.2 million in 2005, an increase of $39.2 million, or 23.9%. The increase in operating income was driven by the higher sales, which includes the acquisitions. Operating margins of EIG were 20.0% of sales for 2006 compared with operating margins of 20.3% of sales in 2005. The decrease in operating margins was due to the inclusion of a $4.3 million gain from the sale of a facility in 2005.
     EMG’s sales for 2006 were $802.8 million, an increase of $176.8 million or 28.2%, compared with sales of $626.0 million in 2005. The sales increase was due in part to internal growth, particularly in EMG’s differentiated businesses, which accounted for approximately 9% of the 28.2% sales increase. The acquisitions of HCC in October 2005 and Pittman in May 2006 accounted for the remainder of the sales increase. The foreign currency translation effect on sales for 2006 was nominal.
     EMG’s operating income for 2006 increased to $139.9 million from $99.2 million in 2005, an increase of $40.7 million or 41.0%. The operating income increase was significantly due to higher sales from the Group’s differentiated businesses, which includes the recent acquisitions mentioned above. EMG’s operating margins were 17.4% of sales in 2006 compared with operating margins of 15.9% of sales in 2005. The increase in operating margin was primarily due to a higher profit yield on the sales contribution of EMG’s differentiated businesses.
Year Ended December 31, 2005, Compared with Year Ended December 31, 2004
     Results of Operations
     In 2005, the Company posted record sales, operating income, net income, and diluted earnings per share. The Company achieved these results from acquisitions, internal growth in both its EIG and EMG groups, and cost reduction programs. The Company experienced improved market conditions in most of its differentiated businesses in 2005.
     The Company reported sales for 2005 of $1,434.5 million, an increase of $202.1 million or 16.4% from sales of $1,232.3 million in 2004. Net sales for EIG were $808.5 million in 2005, an increase of 21.1% from sales of $667.4 million in 2004. EIG’s internal sales growth was 4.6% in 2005, driven by strength in its high-end analytical instruments business, the heavy-vehicle instruments business, and the aerospace and power businesses. The acquisitions of SPECTRO in June 2005, Solartron in September 2005, and Taylor Hobson in June 2004 also contributed to the sales growth. Net sales for EMG were $626.0 million in 2005, an increase of 10.8% from sales of $564.9 million in 2004. EMG’s internal sales growth was 4.2% in 2005 driven by the Group’s differentiated businesses, partially offset by weak market conditions within the Group’s cost-driven businesses. The acquisitions of HCC in October 2005 and Hughes-Treitler in July 2004 also contributed to the sales increase.

     Total international sales for 2005 increased to $655.9 million and represented 45.7% of consolidated sales, an increase of $119.3 million, or 22.2% when compared with international sales of $536.6 million or 43.5% of consolidated sales in 2004. The increase in international sales resulted from the acquisitions previously mentioned as well as increased international sales from base businesses. Increased international sales came mainly from sales to Europe and Asia by both operating groups. Export shipments from the United States, which are included in total international sales, were $267.3 million in 2005, an increase of 15.2% compared with $232.0 million in 2004.
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
     Segment operating income was $263.5 million for 2005, an increase of $45.6 million, or 20.9%, compared with segment operating income of $217.9 million for 2004. Segment operating margins in 2005 were 18.4% of sales, an increase from 17.7% of sales in 2004. The increase in segment operating income was due to higher sales from the Company’s differentiated businesses. Approximately half of the increase in operating income was from the 2005 acquisitions. The margin improvement came entirely from the Company’s base differentiated businesses.
     Selling, general, and administrative (SG&A) expenses were $174.2 million in 2005, compared with $137.8 million in 2004, an increase of $36.4 million or 26.4%. As a percentage of sales, SG&A expenses were 12.1% in 2005, compared with 11.2% in 2004. Selling expenses, as a percentage of sales, increased to 10.1% in 2005, compared with 9.1% in 2004. The selling expense increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which, because of their distribution channels and higher marketing costs, tend to have a higher rate of selling expenses. Base business selling expenses increased 5.0%, which approximates internal sales growth for 2005.
     Corporate administrative expenses were $30.0 million in 2005, an increase of $3.3 million or 12.4%, when compared with 2004. The increase in corporate expenses is the result of higher restricted stock amortization expense related to the Company’s change in its long-term incentive compensation program and higher personnel costs necessary to grow the Company. As a percentage of sales, corporate administrative expenses were 2.1% in 2005, which was slightly lower than 2004.
     Consolidated operating income was $233.5 million in 2005, an increase of $42.3 million or 22.1% when compared with $191.2 million in 2004. This represented an operating margin of 16.3% of sales for 2005 compared with 15.5% of sales in 2004.
     Interest expense was $32.9 million in 2005, an increase of 16.1% compared with $28.3 million in 2004. The increase was due to higher average borrowing levels due to the 2005 acquisitions, and higher average interest rates.
     The effective tax rate for 2005 was 31.2% compared with 32.2% in 2004. The reduction in the effective tax rate was primarily due to the realization of tax benefits stemming from the Company’s worldwide tax planning activities, and other adjustments.
     Net income for 2005 was $136.4 million, an increase of $27.4 million, or 25.1%, from $109.0 million in 2004. Diluted earnings per share rose 21.7% to $1.29 per share, an increase of $0.23, when compared with $1.06 per diluted share in 2004.
Operating Segment Results
     EIG’s sales were $808.5 million in 2005, an increase of $141.1 million or 21.1% from 2004 sales of $667.4 million. The sales increase was due to internal growth in EIG’s aerospace, process and analytical instruments, and industrial markets and the acquisitions of Taylor Hobson in 2004, and SPECTRO and Solartron in 2005. Internal growth accounted for 4.6% of the 21.1% increase. The acquisitions accounted for the remainder of the sales increase.

     EIG’s operating income for 2005 increased to $164.2 million from $124.6 million in 2004, an increase of $39.6 million, or 31.8%. The increase in operating income was due to higher sales. Approximately half of the increase in operating income was from the 2005 acquisitions mentioned above. Both years included nonrecurring pretax gains; 2005 included a gain of $4.3 million from the sale of a facility, and 2004 included a gain of $5.3 million from settlement of an insurance claim. Operating margins of EIG improved to 20.3% of sales for 2005 compared with operating margins of 18.7% of sales in 2004 due to production efficiencies in the Company’s base businesses.
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
     EMG’s operating income for 2005 increased to $99.2 million from $93.3 million in 2004, an increase of $5.9 million or 6.3%. EMG’s increase in operating income was primarily due to higher sales from its differentiated businesses, which included the 2005 acquisitions mentioned above. Operating margins of EMG were 15.9% of sales in 2005 compared with operating margins of 16.5% of sales in 2004. The decrease in operating margin was the result of unfavorable changes in product mix within the Group’s cost-driven motor businesses.
Liquidity and Capital Resources
     Cash provided by operating activities totaled $226.0 million for 2006, compared with $155.7 million in 2005, an increase of $70.3 million, or 45.2%. The increase in operating cash flow was primarily the result of higher earnings and lower overall operating working capital requirements. In 2006, the Company contributed $13.7 million to its defined benefit pension plans compared to $11.3 million contributed in 2005. Free cash flow (operating cash flow less capital spending) was $196.8 million in 2006, compared to $132.4 million in 2005. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $351.4 million in 2006, compared with $269.9 million in 2005, a 30.2% improvement. Free cash flow and EBITDA are presented because the Company is aware that they are measures that are used by third parties in evaluating the Company. (See table on page 18 for a reconciliation of generally accepted accounting principles (“GAAP”) measures to comparable non-GAAP measures).
     Cash used for investing activities was $206.0 million for 2006, compared with $361.8 million in 2005. In 2006, the Company paid $177.6 million for five businesses and two small technology lines, net of cash received. In 2005, the Company paid $340.7 million for three acquisitions and two small technology lines, net of cash received. Additions to property, plant and equipment totaled $29.2 million in 2006, compared with $23.3 million in 2005.
     Cash used for financing activities totaled $10.0 million in 2006, compared with cash provided of $207.0 million in 2005. In 2006, total borrowings, net of repayments, increased by $15.4 million, compared with a net increase of $197.5 million in 2005. The net increase in long-term borrowings was $11.3 million in 2006 compared with a net increase of $91.8 million in 2005. Short-term borrowings increased $4.0 million in 2006, compared with an increase of $105.7 million in 2005. At December 31, 2006 the Company had available borrowing capacity of $276.1 million under its $400 million revolving bank credit facility, which includes an accordion feature allowing $100 million of additional borrowing capacity, and had fully utilized its $75.0 million accounts receivable securitization facility. The accounts receivable securitization facility was amended in October 2006 only to extend its expiration date from December 2006 to March 2007. The revolving bank credit facility was also amended in October 2006 to extend its expiration date from June 2010 to October 2011. This amendment also lowers the Company’s cost of capital and provides the Company with increased financing flexibility to support its growth plans. The Company’s debt agreements contain various covenants including limitations on indebtedness and dividend payments, and maintenance of certain financial ratios. At December 31, 2006 and 2005, the Company was in compliance with the debt covenants.
     At December 31, 2006, total debt outstanding was $681.9 million compared with $631.4 million at December 31, 2005. The debt-to-capital ratio was 41.4% at December 31, 2006, compared with 43.8% at December 31, 2005.
     In 2006, net cash proceeds from the exercise of employee stock options were $9.9 million, compared with $16.2 million in 2005. Cash dividends paid were $18.8 million in 2006 and $16.8 million in 2005. In October 2006, the Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.06 per common share from $0.04 per common share on a post stock split basis.

     In 2006, the Company used cash of $21.1 million for the repurchase of 750,000 shares of its common stock to offset the dilutive effect of shares granted under the Company’s stock incentive plans. There were no repurchases of the Company’s common stock in 2005. As of December 31, 2006, $31.4 million was available, under the current Board authorization, for future share repurchases.
     The following table summarizes AMETEK’s contractual cash obligations at December 31, 2006, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years.

	Payments Due
		Less	One to	Four to	After
		Than	Three	Five	Five
Contractual Obligations	Total	One Year	Years	Years	Years
	(In millions)
Long-term debt	$505.3	$3.4	$237.4	$118.7	$145.8
Revolving credit loans (a)	96.7	80.3	—	16.4	—
Other indebtedness (b)	79.9	79.9	—	—	—

Total debt	681.9	163.6	237.4	135.1	145.8
Interest on long-term fixed- rate debt	113.5	28.0	31.7	17.3	36.5
Noncancellable operating leases	55.2	10.5	13.6	6.3	24.8
Purchase obligations (c)	179.9	161.4	15.8	2.7	—
Employee severance and other	19.1	19.1	—	—	—

Total	$1,049.6	$382.6	$298.5	$161.4	$207.1

(a)	Although not contractually obligated, the Company expects to have the capability to repay the U.S. portion of this obligation within one year as permitted in the credit agreement. Accordingly, $80.3 million is classified as short-term debt at December 31, 2006. The foreign portion of the obligation is related to a foreign acquisition and creates a natural hedging instrument to offset foreign exchange gains or losses on the net investment in the acquired business due to changes in the British pound. Accordingly, $16.4 million is classified as long-term debt at December 31, 2006.

(b)	Amount includes $75 million under the accounts receivable securitization program, which is classified as short-term borrowings at December 31, 2006.

(c)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.
Other Commitments
     The Company has standby letters of credit and surety bonds of approximately $27.9 million related to performance and payment guarantees at December 31, 2006. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.
     Although it has not done so in recent years, the Company may, from time to time, redeem, tender for, or repurchase its long-term debt in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.
     As a result of all of the Company’s cash flow activities in 2006, cash and cash equivalents at December 31, 2006 totaled $49.1 million, compared with $35.5 million at December 31, 2005. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, and available financing alternatives, to enable it to meet operating needs and contractual commitments.

Transactions with Related Parties
     A member of the Company’s Board of Directors is of counsel to the law firm of Stroock & Stroock & Lavan LLP, with which the Company has a business relationship. In 2006, Stroock & Stroock & Lavan LLP billed fees to the Company in the aggregate for services rendered, primarily services related to a business acquisition, of $706,000. An immediate family member of AMETEK’s Chairman and Chief Executive Officer and an immediate family member of a member of AMETEK’s Board of Directors are employed at operating units of the Company and each has an annual salary in excess of $120,000.
Critical Accounting Policies
     The Company has identified its critical accounting policies as those accounting policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations, and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from the estimates used. The consolidated financial statements and related notes contain information that is pertinent to the Company’s accounting policies and to management’s discussion and analysis. The information that follows represents additional specific disclosures about the Company’s accounting policies regarding risks, estimates, subjective decisions, or assessments whereby materially different results of operations and financial condition could have been reported had different assumptions been used or different conditions existed. Primary disclosure of the Company’s significant accounting policies is in Note 1 of the “Notes to Consolidated Financial Statements,” included elsewhere in this report.
•	Revenue Recognition. The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. We have agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized in the statement of income. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience. At December 31, 2006, 2005 and 2004, the accrual for future warranty obligations was $10.9 million, $9.4 million and $7.3 million, respectively. The Company’s expense for warranty obligations approximated $7.6 million, $7.2 million and $5.0 million in 2006, 2005 and 2004, respectively. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience, and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns, allowances and warranty amounts are higher than past experience, additional accruals may be required.

•	Accounts Receivable. The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables was $7.4 million and $7.6 million at December 31, 2006 and 2005, respectively.

•	Inventories. The Company uses the first-in, first-out (FIFO) method of accounting, which approximates current replacement cost, for approximately 55% of its inventories. The last-in, first-out (LIFO) method of accounting is used to determine cost for the remaining 45% of its inventory. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value would have been approximately $34.1 million and $28.4 million higher than the amount reported in the balance sheet at

December 31, 2006 and 2005, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties, and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•	Goodwill and Other Intangibles Assets. The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, purchased goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. These impairment tests require the projection and discounting of cash flows, estimates of future operating performance of the reporting unit being valued and estimates of the fair value of the intangible assets being tested. SFAS 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record such impairment losses. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. These estimates will likely change over time. The Company’s acquisitions have generally included a large goodwill component and the Company expects to continue to make acquisitions. At December 31, 2006, goodwill and other intangible assets totaled approximately $1,081.2 million, or 50.7% of the Company's total assets. The Company performed its required annual impairment test in the fourth quarter of 2006 and determined that the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

•	Pensions. The Company has U.S. and foreign defined benefit and defined contribution pension plans. AMETEK accounts for all of its defined benefit pension plans in accordance with SFAS 87, Employers’ Accounting for Pensions, and effective December 31, 2006, SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. SFAS 87 and SFAS 158 require that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2006, the Company considered rates of return on high-quality, fixed-income investments. The discount rate used in determining the 2006 pension cost was 5.65% for U.S. defined benefit pension plans and 5.00% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2006, and determining the 2007 defined benefit pension cost is 5.90% for U.S. plans and 5.00% for foreign plans. In estimating the U.S. discount rate, the Company’s actuaries developed a customized discount rate appropriate to the Plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for 2006 of 8.25% for U.S. defined benefit pension plans and 7.00% for foreign plans. We will continue to use these rates for 2007 for U.S. and foreign plans, respectively. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income investments and equity investments, and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2006 pension expense for the U.S. plans was 3.5% and will be 3.75% in 2007. For foreign plans, the rate of compensation increase will be increased from 3.4% in 2006 to 3.61% in 2007. For the year ended December 31, 2006, the Company recognized consolidated pretax pension expense of $2.5 million from its U.S. and foreign defined benefit pension plans, including $0.8 million for pension curtailments. This compares with pretax pension expense of $2.1 million recognized for these plans in 2005.

As discussed above, effective December 31, 2006, we have adopted the balance sheet recognition requirements of SFAS 158. Under SFAS 158 all unrecognized prior service costs, remaining transition obligations or assets, and actuarial gains and losses have been recognized net of tax effects as a charge to accumulated other comprehensive income (“AOCI”) in stockholders’ equity and will be amortized as a component of net periodic pension cost. In addition, effective for fiscal years beginning after December 15, 2008, the measurement date, (the date at which plan assets and benefit obligation are measured) is required to be the Company’s fiscal year-end. Presently we use a December 31 measurement date for all of our U.S. defined benefit plans, and an October 1 measurement date for our foreign plans. However, we plan to early adopt the measurement date provision of SFAS 158 for our foreign plans in 2007. The effect of adopting SFAS 158 as of December 31, 2006 resulted in a decrease in total assets of $43.1 million, a decrease in total liabilities of $10.4 million, and a reduction of total stockholders’ equity of $32.7 million, net of tax. The adoption of SFAS 158 did not affect our operations.

To fund the plans, the Company made cash contributions to its defined benefit pension plans during 2006 which totaled $13.7 million, compared with $11.3 million in 2005. The Company anticipates making cash contributions to its defined benefit pension plans in 2007.

•	Income Taxes. Our annual provision for income taxes and determination of the related balance sheet accounts requires management to assess uncertainties, make judgments regarding outcomes and utilize estimates. We conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes and potential litigation, the outcome of which is uncertain. Management must make judgments currently about such uncertainties and determine estimates of our tax assets and liabilities. To the extent the final outcome differs, future adjustments to our tax assets and liabilities may be necessary. We also are required to assess the realizability of our deferred tax assets, taking into consideration our forecast of future taxable income, available net operating loss carryforwards and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we must evaluate the need for, and amount of, valuation allowances against our deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.
Recently Issued Financial Accounting Standards
     In September 2006, the Financial Accounting Standards Board issued SFAS 158, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position at year-end and to recognize changes in the funded status in the year in which the changes occur through AOCI in stockholders’ equity. SFAS 158 was effective for the Company as of December 31, 2006. The effect of adopting SFAS 158 resulted in a decrease in total assets of $43.1 million, a decrease in total liabilities of $10.4 million, and a reduction of total stockholders’ equity of $32.7 million, net of tax, as a charge to AOCI. (See Note 12).
     In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 will have an effect on the Company’s consolidated results of operations, financial position or cash flows.
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). FIN 48 creates a single model to address accounting for uncertainty in tax positions, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company is continuing to evaluate the potential impact of adopting FIN 48.
     Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the modified retrospective method. SFAS 123R requires the Company to expense the fair value of equity awards made under its share-based plans. That cost is now recognized in the financial statements over the requisite service period of the grants. See Note 9.
     In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (EITF 06-5). EITF 06-5 provides guidance in determining the amount to be realized under certain insurance contracts and the related disclosures. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006 and should be adopted as a change in accounting principle, as a cumulative-effect adjustment to retained earnings or as a retrospective adjustment to all prior periods. The Company is currently evaluating the impact of adoption of EITF 06-5 on our financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, an evaluation of the materiality of an identified unadjusted error must consider the impact of both the current-year error and the cumulative error, if applicable. This also means that both the impact on the current-period income statement and the period-end balance sheet must be considered. SAB 108 is effective for fiscal years ending after November 15, 2006. Any cumulative adjustments required to be recorded as a result of adopting SAB 108 would be recorded as a cumulative effect adjustment to the opening balance of retained earnings. Adoption of SAB 108 did not have an effect on the Company’s consolidated results of operations, financial position and cash flows.
Internal Reinvestment
Capital Expenditures
     Capital expenditures were $29.2 million, or 1.6% of sales in 2006, compared with $23.3 million, or 1.6% of sales in 2005. Approximately 53% of the expenditures in 2006 were for the maintenance of, or additional, equipment to increase productivity and expand capacity. The Company’s 2006 capital expenditures increased due to a continuing emphasis on spending to improve productivity and expand manufacturing capabilities. For 2007, capital expenditures are expected to approximate $40 million, with a continuing emphasis on spending to improve productivity and expand production capacity of its low-cost manufacturing facilities. The 2007 capital expenditures are expected to approximate 2% of sales.
Product Development and Engineering
     Product development and engineering expenses are directed toward the development and improvement of new and existing products and processes. Such expenses before customer reimbursement were $87.6 million in 2006, an increase from $75.9 million in 2005, and $66.0 million in 2004. Customer reimbursements were $6.4 million, $8.9 million, and $6.2 million in 2006, 2005 and 2004, respectively. Included in the amounts above are net expenses for research and development of $42.0 million for 2006, $34.8 million for 2005, and $25.5 million for 2004.
Environmental Matters
     Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, at December 31, 2006 the Company is named a Potentially Responsible Party (PRP) at 16 non-AMETEK-owned former waste disposal or treatment sites. The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In 11 of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The agreed-to settlement amounts are fully reserved. In the other two sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the three remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-AMETEK-owned former waste disposal or treatment sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations. For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low-end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates, and the amounts accrued in the financial statements; however, the amounts of such variances are not expected to result in a material change to the financial statements. In estimating our liability for remediation, we also consider our likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations. Total environmental reserves at December 31, 2006 and 2005 were $28.7 million and $6.8 million, respectively. In 2006, the Company provided $23.0 million of additional reserves, including $0.8 million for existing sites and $22.2 million related to the recent acquisitions of HCC ($21.2 million) and Land Instruments ($1.0 million). The additional reserves related to the recent acquisitions were recorded through purchase accounting and did not affect the Company’s income statement. The Company spent $1.1 million and $1.0 million, respectively, on such environmental matters in 2006 and 2005. The Company also has agreements with former owners of certain of its acquired businesses, including HCC, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. In the case of HCC, the Company has assumed the liability for the performance of all required remedial activities at the site and has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs for the required remedial activities. The Company has recorded a total of $15.8 million of receivables in its balance sheet related to the HCC matter for probable recoveries from third party escrow funds and other committed third party funds to support the required remediation as well as a deferred tax benefit of $2.8 million. In addition, the Company is indemnified by HCC’s former owners for up to $19.0 million of additional costs. The Company and some of the other parties also carry insurance coverage for some environmental matters. To date, those parties have met their obligations in all material respects. The Company has no reason to believe that such third parties would fail to perform their obligations in the future. In the opinion of management, based upon presently available information and past experience related to such matters, an adequate provision for probable costs has been made, and the ultimate cost resulting from these actions is not expected to materially affect the consolidated financial position, results of operations, or cash flows of the Company.
Market Risk
     The Company’s primary exposures to market risk are fluctuations in interest rates on its short-term and long-term debt, foreign currency exchange rates and commodity prices for certain raw material purchases.
     The Company’s short-term debt carries variable interest rates and generally its long-term debt carries fixed rates. These financial instruments are more fully described in the notes to the financial statements.
     The foreign currencies to which the Company has the most significant exchange rate exposure are the euro, the British pound, the Japanese yen, Chinese renminbi and the Mexican peso. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the occasional use of local borrowings and the occasional use of derivative financial instruments in the foreign country affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income, within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company because revenues and costs associated with the revenues are generally transacted in the same foreign currencies.
     The primary commodities to which the Company has market exposure are raw material purchases of nickel, copper, steel and gold. Exposure to price changes in these commodities is generally mitigated through adjustments in selling prices of the ultimate product, and purchase order pricing arrangements, although forward contracts are sometimes used to manage some of those exposures.

     Based on a hypothetical ten percent adverse movement in interest rates, commodity prices, or foreign currency exchange rates, our best estimate is that the potential losses in future earnings, fair value of risk-sensitive financial instruments, and cash flows are not material, although the actual effects may differ materially from the hypothetical analysis.
Forward-Looking Information
     Certain matters discussed in this Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company’s operations and business environment, and can be affected by inaccurate assumptions, or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. The Company wishes to take advantage of the “safe harbor” provisions of the PSLRA by cautioning readers that numerous important factors, in some cases have caused, and in the future could cause, the Company’s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some, but not all, of the factors or uncertainties that could cause actual results to differ from present expectations are set forth above and under Item 1A-Risk Factors. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, subsequent events or otherwise, unless required by the securities laws to do so.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     Information concerning market risk is set forth under the heading “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 30 herein.
Item 8. Financial Statements and Supplementary Data:
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
     Management is responsible for establishing and maintaining adequate controls over financial reporting. We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements; however, there are inherent limitations in the effectiveness of any system of internal controls.
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
     The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Proxy Statement of the Company for its 2007 Annual Meeting. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.
     The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included on page 34.
Management’s Report on Internal Control over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 33.
AMETEK, Inc.
February 26, 2007

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
To the Board of Directors and Shareholders of AMETEK, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that AMETEK, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that AMETEK, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
To the Board of Directors and Shareholders of AMETEK, Inc.
We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 1 and 9, the accompanying financial statements have been retroactively adjusted for the adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-based Payment” using the modified retrospective method.
As discussed in Notes 3 and 12, the Company adopted the balance sheet recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMETEK, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 26, 2007

AMETEK, Inc.
Consolidated Statement of Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Net sales	$1,819,290	$1,434,457	$1,232,318

Operating expenses:
Cost of sales (excluding depreciation)	1,251,920	991,788	866,549
Selling, general and administrative	219,454	174,218	137,832
Depreciation	38,922	34,963	36,763

Total operating expenses	1,510,296	1,200,969	1,041,144

Operating income	308,994	233,488	191,174

Other expenses:
Interest expense	(42,167)	(32,913)	(28,343)
Other, net	(3,141)	(2,288)	(2,112)

Income before income taxes	263,686	198,287	160,719
Provision for income taxes	81,752	61,930	51,728

Net income	$181,934	$136,357	$108,991

Basic earnings per share	$1.74	$1.31	$1.07

Diluted earnings per share	$1.71	$1.29	$1.06

Weighted average common shares outstanding:
Basic shares	104,841	103,726	101,747

Diluted shares	106,608	105,578	103,064

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet

	December 31,
	2006	2005
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$49,091	$35,545
Marketable securities	9,129	8,243
Receivables, less allowance for possible losses	328,762	269,395
Inventories	236,783	193,099
Deferred income taxes	26,523	21,154
Other current assets	33,775	28,871

Total current assets	684,063	556,307

Property, plant and equipment, net	258,008	228,450
Goodwill	881,433	785,185
Other intangibles, net of accumulated amortization	199,728	117,948
Investments and other assets	107,644	92,710

Total assets	$2,130,876	$1,780,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$163,608	$156,130
Accounts payable	160,614	132,506
Income taxes payable	14,618	—
Accrued liabilities	142,060	117,156

Total current liabilities	480,900	405,792

Long-term debt	518,267	475,309

Deferred income taxes	65,081	50,942

Other long-term liabilities	99,956	39,037

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 200,000,000 shares; issued: 2006 — 108,479,995 shares; 2005—107,544,033 shares	1,085	1,075
Capital in excess of par value	134,001	107,086
Retained earnings	902,379	739,522
Accumulated other comprehensive losses	(33,552)	(20,916)
Less: Cost of shares held in treasury: 2006—2,421,193 shares; 2005—1,829,481 shares	(37,241)	(17,247)

Total stockholders’ equity	966,672	809,520

Total liabilities and stockholders’ equity	$2,130,876	$1,780,600

See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity

	Year Ended December 31,
	2006		2005		2004
	Comprehensive	Stockholders’	Comprehensive	Stockholders’	Comprehensive	Stockholders’
	Income	Equity	Income	Equity	Income	Equity
	(In thousands)
Capital Stock
Preferred Stock, $.01 par value		$—		$—		$—

Common Stock, $.01 par value
Balance at the beginning of the year		1,075		1,056		1,036
Shares issued		10		19		20

Balance at the end of the year		1,085		1,075		1,056

Capital in Excess of Par Value
Balance at the beginning of the year		107,086		76,451		53,423
Issuance of common stock under employee stock plans		16,671		14,093		12,767
Share-based compensation costs		5,538		6,339		4,739
Excess tax benefits from exercise of stock options		4,706		10,203		5,522

Balance at the end of the year		134,001		107,086		76,451

Retained Earnings
Balance at the beginning of the year		739,522		619,979		527,265
Net income (1)	$181,934	181,934	$136,357	136,357	$108,991	108,991

Cash dividends paid		(18,832)		(16,814)		(16,277)
Other		(245)		—		—

Balance at the end of the year		902,379		739,522		619,979

Accumulated Other Comprehensive Income (2)
Foreign currency translation:
Balance at the beginning of the year		(17,838)		(2,438)		(12,927)
Translation adjustments, net of tax of ($85), $195 and $0 in 2006, 2005, and 2004, respectively	8,542		(11,731)		9,032
Gain (loss) on net investment hedges, net of tax of $(1,374), $1,975, and $0 in 2006, 2005, and 2004, respectively	8,159		(3,669)		1,457

	16,701	16,701	(15,400)	(15,400)	10,489	10,489

Balance at the end of the year		(1,137)		(17,838)		(2,438)

Defined benefit pension plans: (2)
Balance at the beginning of the year		(3,380)		(8,450)		(7,670)
Adjustments during the year, net of tax of (1,536), $1,820 and $4,552 in 2006, 2005 and 2004, respectively	2,852	2,852	5,070	5,070	(780)	(780)
Adoption of SFAS 158, net of tax of $17,179		(32,685)		—		—

Balance at the end of the year		(33,213)		(3,380)		(8,450)

Unrealized holding gain (loss) on available-for-sale securities: (2)
Balance at the beginning of the year		302		1,245		1,401
Decrease (increase) during the year, net of tax benefit of $430, $162, and $670 in 2006, 2005, and 2004, respectively	496	496	(943)	(943)	(156)	(156)

Balance at the end of the year		798		302		1,245

Total other comprehensive income for the year	20,049		(11,273)		9,553

Total comprehensive income for the year	$201,983		$125,084		$118,544

Accumulated other comprehensive loss at the end of the year		(33,552)		(20,916)		(9,643)

Treasury Stock
Balance at the beginning of the year		(17,247)		(24,517)		(29,635)
Issuance of common stock under employee stock plans		1,081		7,270		5,118
Purchase of treasury stock		(21,075)		—		—

Balance at the end of the year		(37,241)		(17,247)		(24,517)

Total Stockholders’ Equity		$966,672		$809,520		$663,326

(1) Net Income has been reduced by the effects of the modified retrospective adoption of SFAS 123R as of January 1, 2006. Such amounts were $4,029, $4,285, $3,720 in 2006, 2005 and 2004, respectively.
(2) Amounts presented are net of tax based on an average tax rate of 35%.
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Cash provided by (used for):
Operating activities:
Net income	$181,934	$136,357	$108,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,929	39,428	39,909
Deferred income taxes	(524)	9,133	6,178
Stock-based compensation expense	12,441	10,581	6,137
Changes in assets and liabilities (net of acquisitions):
Increase in receivables	(26,042)	(22,007)	(9,616)
Increase in inventories and other current assets	(6,225)	(871)	(14,954)
Increase (decrease) in payables, accruals, and income taxes	29,751	(12,279)	18,222
(Decrease) increase in other long-term liabilities	(1,819)	3,887	2,914
Pension contribution	(13,721)	(11,307)	(6,114)
Other	4,243	2,739	4,091

Total operating activities	225,967	155,661	155,758

Investing activities:
Additions to property, plant and equipment	(29,156)	(23,261)	(21,025)
Purchase of businesses, net of cash acquired	(177,639)	(340,672)	(143,535)
Other	770	2,142	10,098

Total investing activities	(206,025)	(361,791)	(154,462)

Financing activities:
Net change in short-term borrowings	4,048	105,708	(55,603)
Additional long-term borrowings	29,507	177,790	97,356
Reduction in long-term borrowings	(18,186)	(86,029)	(26,217)
Repurchases of common stock	(21,075)	—	—
Cash dividends paid	(18,832)	(16,814)	(16,277)
Excess tax benefits from share-based payments	4,706	10,203	5,522
Proceeds from employee stock plans and other	9,878	16,158	16,286

Total financing activities	(9,954)	207,016	21,067

Effect of exchange rate changes on cash and cash equivalents	3,558	(2,923)	906

Increase (decrease) in cash and cash equivalents	13,546	(2,037)	23,269

Cash and cash equivalents:
Beginning of year	35,545	37,582	14,313

End of year	$49,091	$35,545	$37,582

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
Cash Equivalents, Securities, and Other Investments
     All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2006 and 2005, all of the Company’s equity securities and fixed-income securities (primarily those of a captive insurance subsidiary) are classified as “available for sale”, although the Company may hold fixed-income securities until their maturity dates. Fixed-income securities generally mature within four years. The aggregate market value of equity and fixed-income securities at December 31, 2006 and 2005 was: 2006 — $16.9 million ($15.7 million amortized cost) and 2005 — $15.7 million ($15.2 million amortized cost). The temporary unrealized gain or loss on such securities is recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity), and is not material. The Company had no other-than-temporary impairment losses in 2006 or 2005. Certain of the Company’s other investments, which are not significant, are accounted for by the equity method of accounting as discussed above.
Accounts Receivable
     The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. The allowance for possible losses on receivables was $7.4 million and $7.6 million at December 31, 2006 and 2005, respectively. See Note 6.
Inventories
     The Company uses the first-in, first-out (FIFO) method of accounting, which approximates current replacement cost for approximately 55% of its inventories. The last-in, first-out (LIFO) method of accounting is used to determine cost for the remaining 45% of our inventory. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was approximately $34.1 million and $28.4 million at December 31, 2006 and 2005, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties, and related management initiatives.
Property, Plant and Equipment
     Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged to operations as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets. The range of lives for depreciable assets is generally 3 to 10 years for machinery and equipment, 5 to 27 years for leasehold improvements and 25 to 50 years for buildings.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenue Recognition
     The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. We have agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for sales incentives as a reduction of revenues when the sale is recognized in the income statement. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time of shipment based upon past experience. At December 31, 2006, 2005 and 2004, the accrual for future warranty obligations was $10.9 million, $9.4 million and $7.3 million, respectively. The Company’s expense for warranty obligations approximated $7.6 million in 2006, $7.2 million in 2005 and $5.0 million in 2004. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience, and adjustments are made periodically to reflect actual warranty expenses.
Research and Development
     Company-funded research and development costs are charged to operations as incurred and during the past three years were: 2006-$42.0 million, 2005-$34.8 million and 2004-$25.5 million.
Shipping and Handling Costs
     Shipping and handling costs are included in cost of sales, and were: 2006 — $23.5 million, 2005 — $20.0 million, and 2004 — $16.5 million.
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

	2006	2005	2004
Weighted average shares (in thousands)(a):
Basic shares	104,841	103,726	101,747
Stock option and awards plans	1,767	1,852	1,317

Diluted shares	106,608	105,578	103,064

(a)	Adjusted to reflect a three-for-two stock split paid to shareholders on November 27, 2006 (See Note 2).
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
     The Company makes infrequent use of derivative financial instruments. Foreign currency forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases or export sales, thereby minimizing the Company’s exposure to foreign currency fluctuation. No forward contracts were outstanding at December 31, 2006 or 2005. In instances where transactions are designated as hedges of an underlying item, the gains and losses on those transactions are included in Accumulated Other Comprehensive Income (AOCI) within stockholders’ equity to the extent they are effective as hedges. The Company has designated certain foreign-currency-denominated long-term debt as hedges of the net investment in certain foreign

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operations. These net investment hedges relate to the Company’s British-pound-denominated long-term debt and euro-denominated long-term debt pertaining to the Company’s acquisition of Land Instruments in June 2006, Solartron in September 2005, Taylor Hobson in June 2004, and Airtechnology in January 2003, which are U.K.-based businesses, and the SPECTRO business, which was acquired in June 2005, and is a Germany-based business. These acquisitions were financed by borrowings under AMETEK’s revolving credit facility and all except Land Instruments were subsequently refinanced in the form of long-term private placement debt. These borrowings were designed to create natural net investment hedges in each of the foreign subsidiaries mentioned on their respective dates of acquisition. Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, permits hedging the foreign currency exposure of a net investment in a foreign operation. In accordance with SFAS 133, on the respective dates of acquisition, the Company designated the British pound- and euro-denominated loans referred to above as hedging instruments to offset foreign exchange gains or losses on the net investment in the acquired business due to changes in the British pound and euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation on the acquisition dates. As required by SFAS 133, any gain or loss on the hedging instrument following hedge designation (the debt), is reported in AOCI in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness. As of December 31, 2006 and 2005, all net investment hedges were effective. At December 31, 2006, the translation gains on the net carrying value of the foreign-currency-denominated investments exceeded the translation losses on the carrying value of the underlying debt and are included in AOCI. An evaluation of hedge effectiveness is performed by the Company on an ongoing basis and any desirable changes in the hedge are made as appropriate.
     At December 31, 2006 and 2005, the Company had $227.9 million and $191.8 million, respectively, of British pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2006, 2005, 2004 and 2003. At December 31, 2006 and 2005, the Company had $66.0 million and $59.2 million of euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British pound- and euro-denominated loans being designated and effective as net investment hedges, approximately $29.1 million of currency losses and $20.5 million of currency gains have been included in the translation adjustment in other comprehensive income at December 31, 2006 and 2005, respectively.
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment. Accordingly, the Company expenses the fair value of awards made under its share-based plans. That cost is now recognized in the financial statements over the requisite service period of the grants. The impact of adopting SFAS 123R is discussed in Notes 3 and 9.
Goodwill and Other Intangible Assets
     The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, purchased goodwill and intangible assets with indefinite lives, primarily trademarks and tradenames, are not amortized; rather, they are tested for impairment at least annually.
     Intangible assets, other than goodwill, with definite lives will continue to be amortized over their useful lives. Patents are being amortized over useful lives of 4 to 20 years. Customer relationships are being amortized over a period of 2 to 20 years. Miscellaneous other intangible assets are being amortized over a period of 13 to 20 years. The Company periodically evaluates the reasonableness of the useful lives of these intangible assets.
     In order to test goodwill and intangible assets with indefinite lives for impairment under SFAS 142, a determination of the fair value of the Company’s reporting units and its other intangible assets with indefinite lives is required and is based upon, among other things, estimates of future operating performance. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completed its required annual impairment tests in the fourth quarter of 2006, 2005 and 2004 and determined that the carrying values of goodwill and other intangible assets with indefinite lives were not impaired.
Income Taxes
     Our annual provision for income taxes and determination of the related balance sheet accounts require management to assess uncertainties, make judgments regarding outcomes and utilize estimates. We conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes and

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
potential litigation, the outcome of which is uncertain. Management must make judgments currently about such uncertainties and determine estimates of our tax assets and liabilities. To the extent the final outcome differs, future adjustments to our tax assets and liabilities may be necessary.
     We also are required to assess the realizability of our deferred tax assets, taking into consideration our forecast of future taxable income, available net operating loss carryforwards and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against our deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.
2. Stock Split
     On October 25, 2006, the Company’s Board of Directors declared a three-for-two split of the Company’s common stock. The stock split resulted in the issuance of one additional share for every two shares owned. The stock split was distributed on November 27, 2006, to shareholders of record at the close of business on November 13, 2006. Additionally, the Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.06 per common share from $0.04 per common share on a post-split basis. All share and per share information included in this report has been retroactively adjusted to reflect the impact of the stock split.
3. Recently Issued Financial Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position at year-end and to recognize changes in the funded status in the year in which the changes occur through AOCI in stockholders’ equity. SFAS 158 was effective for the Company as of December 31, 2006. The effect of adopting SFAS 158 resulted in a decrease in total assets of $43.1 million, a decrease in total liabilities of $10.4 million, and a reduction of total stockholders’ equity of $32.7 million, net of tax, as a charge to AOCI. (See Note 12).
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 will have an effect on the Company’s consolidated results of operations, financial position or cash flows.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded to retained earnings. The Company is continuing to evaluate the potential impact of adopting FIN 48.
     Effective January 1, 2006, the Company adopted SFAS 123R, Share-Based Payment, using the modified retrospective method. SFAS 123R requires the Company to expense the fair value of equity awards made under its share-based plans. That cost is now recognized in the financial statements over the requisite service period of the grants. See Note 9.
     In September 2006, the Emerging Issues Task Force (EITF) issued EITF Issue No. 06-5, Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (EITF 06-5). EITF 06-5 provides guidance in determining the amount to be realized under certain insurance contracts and the related disclosures. EITF 06-5 is effective for fiscal periods beginning after December 15, 2006 and should be adopted as a change in accounting principle, as a cumulative-effect adjustment to retained earnings or as a retrospective adjustment to all prior periods. The Company is currently evaluating the impact of adoption of EITF 06-5 on our financial statements.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which documents the SEC staff’s views regarding the process of quantifying financial statement misstatements. Under SAB 108, an evaluation of the materiality of an identified unadjusted error must consider the impact of both the current-year error and the cumulative error, if applicable. This also means that both the impact on the current-period income statement and the period-end balance sheet must be considered. SAB 108 is effective for fiscal years ending after November 15, 2006. Any cumulative adjustments required to be recorded as a result of adopting SAB 108 would be recorded as a cumulative effect adjustment to the opening balance of retained earnings. Adoption of SAB 108 did not have an effect on the Company’s consolidated results of operations, financial position or cash flows.
4. Acquisitions
     The Company spent $177.6 million, net of cash received, for five new businesses and two small technology lines in 2006. The businesses acquired include Pulsar Technologies, Inc. (“Pulsar”) in February 2006, PennEngineering Motion Technologies, Inc. (“Pittman”) in May 2006, Land Instruments International Limited (“Land Instruments”) in June 2006, Precitech in November 2006 and Southern Aeroparts, Inc. (“SAI”) in December 2006. Pulsar is a leading designer and manufacturer of specialized communications equipment for the electric utility market. Pulsar is part of the Company’s Electronic Instruments Group (“EIG”). Pittman is a leading designer and manufacturer of highly engineered motors. Pittman is part of the Company’s Electromechanical Group (“EMG”). Land Instruments is a global supplier of high-end analytical instrumentation. Land Instruments is part of EIG. Precitech is a leading manufacturer of ultraprecision machining systems for a variety of markets, including nanotechnology, military, defense and ophthalmic. Precitech is part of EIG. SAI is a provider of third-party maintenance, repair and overhaul services to the commercial aerospace industry. SAI is part of EMG. The five businesses acquired have annualized sales of approximately $142 million.
     The acquisitions have been accounted for using the purchase method in accordance with SFAS 141, Business Combinations. Accordingly, the operating results of the above acquisitions are included in the Company’s consolidated results from the dates of acquisition.
     The following table presents the tentative allocation of the aggregate purchase price for the 2006 acquisitions based on their estimated fair values:

In millions
Property, plant and equipment	$16.5
Goodwill	112.4
Other intangible assets	22.1
Net working capital and other	26.6

Total net assets	$177.6

     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The Pulsar acquisition broadens the Company’s product offerings in the electric utility market and complements the Company’s existing Power Instruments business. The Pittman acquisition is a strategic fit with the Company’s highly differentiated technical motor business and shares common markets, distribution channels and motor platforms. The Land Instruments acquisition broadens the Company’s high-end process and analytical instruments business through its extensive range of infrared temperature measurement, combustion efficiency and emissions monitoring instruments. The Precitech acquisition broadens the Company’s high-end analytical instrument platform for its rapidly growing nanotechnology applications. The SAI acquisition expands the Company’s capabilities and enables the Company to offer the commercial aerospace industry a wide array of third-party maintenance, repair and overhaul services. The Company expects approximately $61 million of the goodwill recorded on the 2006 acquisitions will be deductible in future years for tax purposes.
     The Company is in the process of completing third-party valuations of certain tangible and intangible assets acquired, as well as finalizing restructuring plans for certain acquisitions. Adjustments to the allocation of purchase price will be recorded within the purchase price allocation period of up to twelve months subsequent to the period of acquisition. Therefore, the allocation of the purchase price is subject to revision.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The $22.1 million assigned to other intangible assets, related to the 2006 acquisitions, is currently being valued by third-party appraisers. In connection with the finalization of the 2005 acquisitions, $96.2 million was assigned to intangible assets, which consisted primarily of patents, technology, customer relationships and trade names with estimated lives ranging from two to 20 years.
     In 2005, the Company made three acquisitions. In October 2005, the company acquired HCC Industries (“HCC”) for approximately $162 million in cash, net of cash received. HCC is a leading designer and manufacturer of highly engineered hermetic connectors, terminals, headers and microelectronics packages for sophisticated electronic applications in the aerospace, defense, industrial and petrochemical markets. HCC is part of EMG. In September 2005, the Company acquired the Solartron Group (“Solartron”) from Roxboro Group PLC for approximately 42 million British pounds, or $75 million in cash, net of cash received. United Kingdom-based Solartron is a leading supplier of analytical instrumentation for the process, laboratory, and other industrial markets. Solartron is part of EIG. In June 2005, the Company acquired SPECTRO Beteiligungs GmbH (“SPECTRO”), the holding company of SPECTRO Analytical Instruments GmbH & Co. KG and its affiliates, from an investor group led by German Equity Partners BV for approximately 80 million euros, or $96.9 million in cash, net of cash received. SPECTRO is a leading global supplier of atomic spectroscopy analytical instrumentation. SPECTRO is a part of EIG. In the second and third quarters of 2005, the Company also purchased two small technology lines for cash. The technologies acquired are related to the Company’s brushless DC motor and precision pumping system businesses in its EMG and EIG, respectively.
     Had the 2006 acquisitions been made at the beginning of 2006, unaudited pro forma net sales, net income, and diluted earnings per share for the year ended December 31, 2006 would not have been materially different than the amounts reported.
     Had the 2006 acquisitions and the acquisitions of SPECTRO, Solartron, and HCC, which were acquired in June, September, and October 2005, respectively, been made at the beginning of 2005, pro forma net sales, net income, and diluted earnings per share for the year ended December 31, 2005 would have been as follows (in millions, except per share amount):

Unaudited Pro Forma Results of Operations
Year Ended
December 31, 2005
Net sales	$1,730.6
Net income	$146.1
Diluted earnings per share	$1.38
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2005.
     In 2004, the Company made two acquisitions. In June 2004, the Company acquired Taylor Hobson Holdings Limited (“Taylor Hobson”) (recently renamed AMETEK Ultra Precision Technologies) for approximately 51.0 million British pounds, or $93.8 million in cash, net of cash received. Taylor Hobson is a leading manufacturer of ultraprecise measurement instrumentation for a variety of markets, including optics, semiconductors, hard disk drives and nanotechnology research. Taylor Hobson is a part of EIG. In July 2004, the Company acquired substantially all of the assets of Hughes-Treitler Mfg. Corp. (“Hughes-Treitler”) for approximately $48.0 million in cash. Hughes-Treitler is a supplier of heat exchangers and thermal management subsystems for the aerospace and defense markets. Hughes-Treitler is a part of EMG.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Goodwill and Other Intangible Assets
     The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2006 and 2005 were as follows:

	EIG	EMG	Total
Balance at December 31, 2004	$366.6	$234.4	$601.0
Goodwill acquired during the year	129.9	91.5	221.4
Purchase price allocation adjustments and other *	(2.9)	(16.8)	(19.7)
Foreign currency translation adjustments	(11.5)	(6.0)	(17.5)

Balance at December 31, 2005	482.1	303.1	785.2
Goodwill acquired during the year	33.4	79.0	112.4
Purchase price allocation adjustments and other *	(9.4)	(39.7)	(49.1)
Foreign currency translation adjustments	25.6	7.3	32.9

Balance at December 31, 2006	$531.7	$349.7	$881.4

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain preliminary allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.
     Other intangible assets are as follows:

	2006	2005
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$36,371	$64,301
Purchased technology	33,997	19,194
Customer lists	79,976	33,976
Other acquired intangibles	28,459	26,336

	178,803	143,807

Accumulated amortization:
Patents	(23,517)	(22,148)
Purchased technology	(19,886)	(19,194)
Customer lists	(9,550)	(5,054)
Other acquired intangibles	(24,201)	(20,026)

	(77,154)	(66,422)

Net intangible assets subject to amortization	101,649	77,385
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	98,079	40,563

	$199,728	$117,948

     Amortization expense was $7.0 million, $4.5 million, and $3.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization expense for each of the next five years is expected to approximate $7.4 million per year which does not consider the impact of potential future acquisitions.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Other Balance Sheet Information

	2006	2005
	(In thousands)
INVENTORIES
Finished goods and parts	$46,148	$40,092
Work in process	56,502	45,819
Raw materials and purchased parts	134,133	107,188

	$236,783	$193,099

PROPERTY, PLANT AND EQUIPMENT
Land	$23,812	$17,217
Buildings	165,599	144,558
Machinery and equipment	560,411	520,485

	749,822	682,260
Less accumulated depreciation	(491,814)	(453,810)

	$258,008	$228,450

ACCRUED LIABILITIES
Accrued employee compensation and benefits	$41,039	$34,824
Other	101,021	82,332

	$142,060	$117,156

	2006	2005	2004
	(In thousands)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at beginning of year	$7,581	$7,628	$7,856
Additions charged to expense	1,511	581	617
Recoveries credited to allowance	182	10	63
Write-offs	(501)	(400)	(1,097)
Currency translation adjustment and other	(1,386)	(238)	189

Balance at end of year	$7,387	$7,581	$7,628

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Debt
     At December 31, 2006 and 2005, long-term debt consisted of the following:

	December 31,
	2006	2005
	(In thousands)
U.S. dollar 7.20% senior note due 2008	$225,000	$225,000
British pound 5.96% senior note due 2010	97,905	86,025
British pound floating-rate term note due through 2010 (5.96% at December 31, 2006)	35,246	36,992
Euro 3.94% senior note due 2015	66,007	59,200
British pound 5.99% senior note due 2016	78,324	68,827
Accounts receivable securitization due 2007	75,000	75,000
Revolving credit loan	96,748	71,200
Other, principally foreign	7,645	9,195

	$681,875	$631,439
Less: current portion	(163,608)	(156,130)

Total long-term debt	$518,267	$475,309

     Maturities of long-term debt outstanding at December 31, 2006 are as follows: $231.2 million in 2008; $6.2 million in 2009; $118.3 million in 2010; $16.8 million in 2011; $0.4 million in 2012; and $145.4 million in 2013 and thereafter.
     At December 2006, the Company has outstanding an 18.0 million British pound ($35.2 million) 5.96% (London Interbank Offered Rate (LIBOR) plus .69%) floating-rate term loan with annual installment payments due through 2010. In September 2005, the Company issued a 50 million euro ($66.0 million at December 31, 2006) 3.94% senior note due through 2015. In November 2004, the Company issued a 40 million British pound ($78.3 million at December 31, 2006) 5.99% senior note due in 2016. In September 2003, the Company issued a 50 million British pound ($97.9 million at December 31, 2006) 5.96% senior note due in 2010.
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
     The special purpose subsidiary is the servicer of the accounts receivable under the securitization facility. The accounts receivable securitization facility was amended in October 2006 to extend its expiration date to March 2007. The Company intends to renew the securitization facility on an annual basis. Interest rates on amounts drawn down are based on prevailing market rates for short-term commercial paper plus a program fee. The Company also pays a commitment fee on any unused commitments under the securitization facility. The Company’s accounts receivable securitization is accounted for as a secured borrowing under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.
     At December 31, 2006 and 2005, securitized accounts receivable and the corresponding debt on the consolidated balance sheet were $75.0 million. Interest expense under this facility is not significant. The weighted average interest rate on the amount outstanding under the accounts receivable securitization at December 31, 2006 and 2005 was 5.4% and 4.3%, respectively.
     The Company has an unsecured $300 million Revolving Credit Facility, which was amended in October 2006 to extend its expiration date from June 2010 to October 2011. The amendment also lowers the Company’s cost of capital and provides the Company with increased financing flexibility to support its growth plans.
     The credit facility has an accordion feature that allows the Company to request up to an additional $100 million in revolving credit commitments at any time during the term of the revolving credit agreement. Interest rates on outstanding loans under the

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revolving Credit Facility are either at LIBOR plus a negotiated spread over LIBOR, or at the U.S. prime rate. At December 31, 2006 and 2005, the Company had outstanding revolving credit loans of $96.7 million and $71.2 million, respectively. The outstanding balance at December 31, 2006 includes an 8.4 million British pound ($16.5 million) borrowing related to the 2006 acquisition of Land Instruments. It is the Company’s intent to use this 8.4 million British pound borrowing as a net investment hedge. The Company had outstanding letters of credit totaling $27.2 million and $26.9 million at December 31, 2006 and 2005, respectively.
     The Revolving Credit Facility places certain restrictions on allowable additional indebtedness, which include the pro forma effect of potential acquisitions above a specified dollar amount in certain debt covenant compliance calculations. At December 31, 2006 the Company had available borrowing capacity of $276.1 million under its $400 million revolving bank credit facility, which includes an accordion feature allowing $100 million of additional borrowing capacity. The Revolving Credit Facility also places restrictions on certain cash payments, including the payment of dividends. At December 31, 2006, retained earnings of approximately $49.0 million were not subject to the dividend limitation.
     Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of approximately $86.8 million at December 31, 2006. Foreign subsidiaries had debt outstanding at December 31, 2006 totaling $42.9 million, including $34.6 million reported in long-term debt.
     The approximate weighted average interest rate on total debt outstanding at December 31, 2006 and 2005 was 6.3% and 6.4%, respectively.
8. Stockholders’ Equity
     In 2006, the Company repurchased 750,000 shares of its common stock for $21.1 million in cash under its current share repurchase authorization. In 2005, the Company did not repurchase any shares of its common stock under its current share repurchase authorization. At December 31, 2006, approximately $31.4 million of the current share repurchase authorization was unexpended. At December 31, 2006, the Company held approximately 2.4 million shares in its treasury at a cost of $37.2 million, compared with approximately 1.8 million shares at a cost of $17.2 million at the end of 2005. The number of shares outstanding at December 31, 2006 was 106.1 million shares, compared with 105.7 million shares at December 31, 2005.
     The Company has a Shareholder Rights Plan, under which the Company’s Board of Directors declared a dividend of one-half of a Right for each share of Company common stock owned at the inception of the Plan. The Plan provides, under certain conditions involving acquisition of the Company’s common stock, that holders of Rights, except for the acquiring entity, would be entitled (i) to purchase shares of preferred stock at a specified exercise price, or (ii) to purchase shares of common stock of the Company, or the acquiring company, having a value of twice the Rights exercise price. The Rights under the Plan expire in June 2007.
9. Share-Based Compensation
     Under the terms of the Company’s stockholder-approved share-based plans, incentive and nonqualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, management-level employees and its Board of Directors. Employee and nonemployee Director stock options and restricted stock awards generally have a four-year cliff vesting. Options primarily have a maximum contractual term of 7 years. At December 31, 2006, 6.6 million shares of common stock were reserved for issuance under the Company’s share-based plans, including 4.5 million stock options outstanding.
     The Company issues previously unissued shares when options are exercised, and shares are issued from treasury stock upon the award of restricted stock. Prior to January 1, 2006, the Company accounted for share-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations. Under APB 25, no compensation expense was required to be recognized for the Company’s stock options, provided the option exercise price was established at least equal to the market price of the underlying stock on the date of the grant. Under APB 25, the Company was required to record compensation expense for the intrinsic value of its restricted stock awards. Prior to 2006, the Company provided share-based compensation cost information for all stock option awards in pro forma disclosures in the footnotes to its consolidated financial statements.
     Effective January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified retrospective transition method. Among other things, SFAS 123R supersedes APB 25 and the intrinsic value method of accounting, and requires companies

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to measure and record compensation expense related to all stock awards by recognizing the unamortized grant date fair value of the awards over their requisite service periods in the financial statements. For grants under any of the Company’s plans that are subject to graded vesting over a service period, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award.
     Under the modified retrospective method, compensation cost is recognized in the financial statements as if the recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, had been applied to all share-based payments granted subsequent to the original effective date of SFAS 123 (January 1, 1995). As such, operating results for periods prior to 2006 have been retrospectively adjusted utilizing the fair value of stock options originally determined for the purpose of providing the pro forma disclosures in the Company’s prior financial statements. As part of the adoption of SFAS 123R, and the application of the modified retrospective transition method, the Company recorded a charge to retained earnings of $17.1 million and recorded a deferred tax asset of $3.5 million, offset by a credit to capital in excess of par value of $20.6 million for the period January 1, 1995 through December 31, 2003. The deferred tax asset represents the portion of the cumulative expense related to stock options expected to result in a future tax deduction for the Company (See Note 11).
     Prior to the adoption of SFAS 123R, the Company was required to record the total tax benefits associated with the tax deduction generated from the exercise or disposition of stock options as an operating cash inflow in its statement of cash flows. These amounts totaled $5.9 million, $12.0 million and $6.6 million in 2006, 2005 and 2004, respectively. However, SFAS 123R requires that the tax deduction in excess of recognized compensation cost be recorded as a financing cash inflow and corresponding operating cash reduction in the same amount. As shown in the accompanying consolidated statement of cash flows in 2006, $4.7 million of tax benefits have been classified as a financing cash inflow and a corresponding amount as an operating cash reduction. The cash flow presentations in 2005 and 2004, have been adjusted by $10.2 million and $5.5 million, respectively, to conform to the presentation required by SFAS 123R.
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the years indicated:

	2006	2005	2004
Expected stock volatility	24.4%	26.1%	29.7%
Expected life of the options (years)	4.8	5.0	5.0
Risk-free interest rate	4.71%	4.00%	3.66%
Expected dividend yield	0.50%	0.63%	0.86%
     Expected volatility is based on historical volatility of the Company’s stock. The Company used historical exercise data to estimate the options’ expected life, which represents the period of time that the options granted are expected to be outstanding. Management anticipates that the future option holding periods will be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Total share-based compensation expense recognized under SFAS 123R for the years ended December 31 follows:

	2006	2005	2004
		(In thousands)
Stock option expense	$5,541	$5,920	$5,062
Restricted stock expense	6,900	4,661	1,075

Total pretax expense	12,441	10,581	6,137
Related tax benefit	(3,116)	(2,818)	(1,738)

Reduction of net income	$9,325	$7,763	$4,399

Reduction of earnings per share (1):
Basic	$0.09	$0.07	$0.04

Diluted	$0.09	$0.07	$0.04

(1)	For 2006, 2005 and 2004, stock option expense accounted for $0.04, $0.04 and $0.03 of the reduction in earnings per share, respectively, and restricted stock expense accounted for $0.05, $0.03 and $0.01 per share reduction, respectively. The Company’s accounting treatment for restricted stock awards is unchanged as a result of the adoption of SFAS 123R.
     Pretax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.
     A summary of the Company’s stock option activity and related information as of and for the year ended December 31, 2006 follows:

			Weighted Average
	Shares	Weighted Average	Remaining Contractual
	(in thousands)	Exercise Price	Life (Years)
Outstanding at beginning of year	4,990	$15.00
Granted	674	33.14
Exercised	(936)	11.66
Forfeited	(217)	17.71

Outstanding at end of year	4,511	$18.28	4.0

Exercisable at end of year	2,448	$13.71	3.1

     The aggregate intrinsic value of options exercised during 2006, 2005 and 2004 was $17.6 million, $34.6 million and $20.3 million, respectively. The total fair value of the stock options vested during 2006, 2005 and 2004 was $5.7 million, $5.9 million and $4.0 million, respectively. The aggregate intrinsic value of the stock options outstanding at December 31, 2006 was $82.5 million. The aggregate intrinsic value of the stock options exercisable at December 31, 2006 was $33.6 million.
     The weighted average Black-Scholes-Merton fair value of stock options granted per share was $9.55 for 2006, $7.25 for 2005 and $5.60 for 2004.
     A summary of the status of the Company’s nonvested options outstanding as of and changes for the year ended December 31, 2006 is presented below:

		Weighted Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested options outstanding at beginning of year	2,721	$5.44
Granted	674	9.55
Vested	(1,115)	5.05
Forfeited	(217)	5.44

Nonvested options outstanding at end of year	2,063	$6.99

     Expected future pretax compensation expense relating to the 2.1 million nonvested options outstanding as of December 31, 2006 is $10.2 million, which is expected to be recognized over a weighted-average period of approximately two years.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company’s accounting treatment for restricted stock awards is unchanged with the adoption of SFAS 123R. The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the date of grant is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is defined at the grant date. Restricted stock awards are also subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On February 20, 2007, the May 18, 2004 grant of 264,195 shares of restricted stock vested under this accelerated vesting provision. The charge to income due to the accumulated vesting of these shares will not have a material impact on our earnings in the first quarter of 2007, the period in which such vesting occurred.
     A summary of the status of the Company’s nonvested restricted stock outstanding as of and for the year ended December 31, 2006 is presented below:

		Weighted Average
	Shares	Grant Date
	(in thousands)	Fair Value
Nonvested restricted stock outstanding at beginning of year	1,325	$22.55
Granted	203	32.98
Exercised	(14)	19.92
Forfeited	(75)	23.56

Nonvested restricted stock outstanding at end of year	1,439	$23.99

     The total fair value of the restricted stock that vested during 2006, 2005 and 2004 was not material. The weighted average fair value of restricted stock granted per share during 2005 and 2004 was $25.19 and $18.64, respectively. Expected future pretax compensation expense related to the 1.4 million nonvested restricted shares outstanding as of December 31, 2006 is $21.6 million, which is expected to be recognized over a weighted-average period of approximately three years.
      Under a Supplemental Executive Retirement Plan (“SERP”) in 2006, the Company reserved 21,153 shares of common stock. Reductions for retirement and terminations were 56,335 shares in 2006. The total number of shares of common stock reserved under the SERP was 245,773 as of December 31, 2006. Charges to expense under the SERP are not significant in amount, and are considered pension expense with the offsetting credit reflected in capital in excess of par value.
10. Leases and Other Commitments
     Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2006 (principally for production and administrative facilities and equipment) amounted to $55.2 million, consisting of payments of $10.5 million in 2007, $8.1 million in 2008, $5.5 million in 2009, $3.7 million in 2010, $2.6 million in 2011, and $24.8 million in 2012 and thereafter. Rental expense was $15.2 million in 2006, $14.5 million in 2005 and $11.3 million in 2004. The leases expire over a range of years from 2007 to 2040, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.
     As of December 31, 2006 and 2005, the Company had $179.9 million and $129.4 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Income Taxes
     The components of income before income taxes and the details of the provision for income taxes are as follows:

	2006	2005	2004
	(In thousands)
Income before income taxes:
Domestic	$197,718	$150,733	$132,653
Foreign	65,968	47,554	28,066

Total	$263,686	$198,287	$160,719

Provision for income taxes:
Current:
Federal	$49,571	$30,907	$28,964
Foreign	26,632	18,641	11,143
State	6,073	3,249	5,443

Total current	82,276	52,797	45,550

Deferred:
Federal	(705)	8,857	5,764
Foreign	(259)	(598)	24
State	440	874	390

Total deferred	(524)	9,133	6,178

Total provision	$81,752	$61,930	$51,728

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Significant components of the Company’s deferred tax (asset) liability as of December 31 are as follows:

	2006	2005
	(In thousands)
Current deferred tax (asset) liability:
Reserves not currently deductible	$(16,565)	$(14,701)
Stock-based compensation	(2,544)	(1,254)
Net operating loss carryforwards	(6,638)	(11,399)
Foreign tax credit carryforwards	(4,963)	—
Other	352	658

	(30,358)	(26,696)
Less: valuation allowance*	3,835	5,542

Net current deferred tax asset	$(26,523)	$(21,154)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	$22,085	$21,365
Reserves not currently deductible	(21,405)	(16,400)
Pensions	9,440	23,748
Amortization of intangible assets	63,053	30,267
Residual U.S. tax on unremitted earnings of certain foreign subsidiaries	2,364	3,621
Net operating loss carryforwards	(4,224)	(10,251)
Foreign tax credit carryforwards	—	(6,350)
Stock-based compensation	(4,149)	(3,968)
Other	(4,391)	(503)

	62,773	41,529
Less: valuation allowance*	2,308	9,413

Noncurrent deferred tax liability	65,081	50,942

Net deferred tax liability	$38,558	$29,788

*	At December 31, 2006 and 2005, the valuation allowance included $5.1 million and $8.1 million, respectively, related to net operating loss carryforwards from business acquisitions that would increase goodwill, if reversed.
     The effective rate of the provision for income taxes reconciles to the statutory rate as follows:

	2006	2005	2004
Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.6	1.5	2.3
Tax benefits from qualified export sales	(2.6)	(2.6)	(4.4)
Foreign operations, net	(0.5)	(2.1)	(1.3)
Closure of prior tax years	—	(0.4)	(1.1)
Change in valuation allowance	(2.0)	2.0	1.5
Other	(0.5)	(2.2)	0.2

	31.0%	31.2%	32.2%

     The Company has deferred tax liabilities for certain foreign entities under Accounting Principles Board Opinion No. 23, Accounting for Income Taxes - Special Areas. The Company established an international holding company to own the Company’s significant foreign operations so as to enhance flexibility and provide associated benefits from tax and related financial perspectives. There has been no provision for U.S. deferred income taxes for the undistributed earnings of certain other subsidiaries, which total

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $81.8 million at December 31, 2006, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes based on the excess of the U.S. statutory rate over the statutory rate in the foreign jurisdiction, and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.
     As of December 31, 2006, the Company has tax benefits of approximately $10.9 million related to net operating loss carryforwards which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax law. This amount includes net operating loss carryforwards of $6.7 million for federal income tax purposes with a valuation allowance of $3.6 million, $1.6 million for foreign income tax purposes, and $2.6 million for state income tax purposes with a full valuation allowance. These net operating loss carryforwards are primarily related to recent acquisitions, and, if not used, will expire between 2007 and 2030. As of December 31, 2006, the Company has foreign tax credit carryforwards of approximately $5 million which will be available to offset future income taxes payable subject to certain limitations based on U.S. tax law and begin to expire in 2015.
     The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for net operating loss and tax credit carryforwards. Any reductions in the allowance resulting from the realization of the loss carryforwards of acquired companies will result in a reduction of goodwill. At December 31, 2005, the Company maintained a valuation allowance related to the deferred tax asset established for a foreign tax credit carryforward. In 2006, the Company implemented a new international holding company structure, which makes it more likely than not that the deferred tax asset will be recognized in future periods. Therefore, the Company determined that the valuation allowance was no longer necessary and recorded a net reduction of $3.2 million.
12. Retirement Plans and Other Postretirement Benefits
     Retirement and Pension Plans
     The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.
     As discussed in Note 3, we have adopted the balance sheet recognition requirements of SFAS 158 as of December 31, 2006.
     The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. AMETEK estimates that it will make cash contributions of between $5 million and $14 million to its worldwide defined benefit pension plans in 2007.
     Presently, the Company uses a measurement date of December 31 (its fiscal year-end) for its U.S. defined benefit pension plans and an October 1 measurement date for its foreign defined benefit pension plans. Effective for fiscal years beginning after December 15, 2008, SFAS 158 requires the measurement date to be the Company’s fiscal year-end for all defined benefit plans. The Company plans to early adopt the measurement date provision of SFAS 158 for our foreign plans in 2007.
     The Company sponsors a 401(k) retirement and savings plan for eligible U.S. employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. The Company matches employee contributions on a dollar-for-dollar basis up to 6% of eligible compensation or a maximum of $1,200 per participant.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company has nonqualified unfunded retirement plans for its Directors and certain retired employees. It also provides supplemental retirement benefits, through contractual arrangements and/or a Supplemental Executive Retirement Plan (SERP) covering certain current and former executives of the Company. These supplemental benefits are designed to compensate the executive for retirement benefits that would have been provided under the Company’s primary retirement plan, except for statutory limitations on compensation that must be taken into account under those plans. The projected benefit obligations of the SERP and the contracts will primarily be funded by a grant of shares of the Company’s common stock upon retirement or termination of the executive. The Company is providing for these obligations by charges to earnings over the applicable periods.
     The following tables set forth the changes in benefit obligations and the fair value of plan assets for the funded and unfunded defined benefit plans for 2006 and 2005:

	2006	2005
	(In thousands)
Change in projected benefit obligation (“PBO”)
Net projected benefit obligation at beginning of year	$440,071	$416,954
Service cost	6,479	6,605
Interest cost	25,314	23,541
Acquisitions	36,996	1,295
Foreign currency translation adjustment	10,509	(7,400)
Employee contributions	651	615
Actuarial (gains) losses	(2,110)	20,700
Gross benefits paid	(22,809)	(22,239)

Net projected benefit obligation at end of year	$495,101	$440,071

Change in plan assets:
Fair value of plan assets at beginning of year	$407,741	$385,210
Actual return on plan assets	58,532	36,960
Acquisitions	34,251	1,072
Employer contributions	13,721	11,307
Employee contributions	651	615
Foreign currency translation adjustment	7,679	(5,184)
Gross benefits paid	(22,809)	(22,239)

Fair value of plan assets at end of year	$499,766	$407,741

     The accumulated benefit obligation (“ABO”) at the end of 2006 and 2005 consisted of the following:

	2006	2005
	(In thousands)
Funded plans	$469,577	$404,466
Unfunded plans	6,115	5,976

Total	$475,692	$410,442

     On an ABO basis, in the aggregate, the Company’s funded U.S. defined benefit pension plans were 113% and 101% funded at December 31, 2006 and 2005, respectively. Foreign defined benefit pension plans were 83% and 91% funded at December 31, 2006 and 2005, respectively. For a presentation of the plans whose ABO exceeds the fair value of the plan assets, see page 57.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Weighted-average assumptions used to determine end-of-year benefit obligations:
U.S. Defined Benefit Pension Plans

	2006	2005
Discount rate	5.90%	5.65%
Rate of compensation increase (where applicable)	3.75%	3.50%

Foreign Defined Benefit Pension Plans

Discount rate	5.00%	5.00%
Rate of compensation increase (where applicable)	3.61%	3.40%
     The asset allocation percentages for the Company’s U.S. defined benefit pension plans at December 31, 2006 and 2005, and the target allocation percentages for 2007 by asset category, are as follows:
U.S. Defined Benefit Pension Plans

		Percent of Plan Assets
	Target Allocation	at Year-End
Asset Category	2007	2006	2005
Equity securities	50%-70%	63%	61%
Debt securities	20%-40%	27%	28%
Other (a)	0%-15%	10%	11%

Total		100%	100%

(a)	Amounts in 2006 and 2005 include an approximate 10% investment in alternative assets consisting of diversified funds of hedge funds. Amounts in 2006 and 2005 also include cash and cash equivalents.
     The fair value of plan assets for U.S. plans was $396.3 million and $356.9 million at December 31, 2006 and 2005, respectively. The expected long-term rate of return on these plan assets was 8.25% in 2006 and 8.50% in 2005. At December 31, 2006 and 2005 equity securities included 679,200 shares of AMETEK, Inc. common stock with a market value of $21.6 million (5.5% of total plan investment assets) at December 31, 2006 and a market value of $19.3 million (5.4% of total plan investment assets) at December 31, 2005, respectively.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For the Company’s foreign defined benefit pension plans, the asset allocation percentages at December 31, 2006 and 2005, and the target allocation percentages for 2007, by asset category, are as follows:
Foreign Defined Benefit Pension Plans

		Percent of Plan Assets
	Target Allocation	at Year-End
Asset Category	2007	2006	2005
Equity securities	70%-90%	83%	88%
Debt securities	5%-15%	10%	7%
Real estate	0%-5%	5%	3%
Other (a)	—	2%	2%

Total		100%	100%

(a)	Primarily cash and cash equivalents.
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
     At the end of 2006 and 2005, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows (in thousands):

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value of Assets		Fair Value of Assets
	2006	2005	2006	2005
Projected benefit obligation	$136,800	$337,779	$136,800	$107,204
Accumulated benefit obligation	129,818	308,150	129,818	91,944
Fair value of plan assets	104,003	300,214	104,003	80,639

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides the amounts recognized in consolidated balance sheet at December 31, 2006 and 2005:

	2006	2005
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$499,766	$407,741
Projected benefit obligation	(495,101)	(440,071)

Funded status at end of year	4,665	(32,330)
Unrecognized net actuarial loss	*	79,747
Unrecognized prior service cost	*	2,238
Unrecognized net transition asset	*	(36)

Net amount recognized at end of year	$4,665	$49,619

	2006	2005
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent asset for pension benefits (other assets)	$37,461	*
Current liabilities for pension benefits	(379)	*
Noncurrent liability for pension benefits	(32,417)	*
Prepaid benefit costs	*	$54,553
Accrued benefit costs	*	(4,636)
Additional minimum liability	*	(6,264)
Intangible asset	*	766
Accumulated other comprehensive losses	*	5,200

Net amount recognized at end of year	$4,665	$49,619

     The following table provides the amounts recognized in AOCI as a result of adoption of SFAS 158, net of taxes at December 31, 2006 (in thousands):

Net amount recognized at end of year:	2006	2005
Net actuarial loss	$31,956	*
Prior service costs	735	*
Transition asset	(6)	*

Total recognized	$32,685	*

*      Amounts not applicable due to change in accounting standard.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table provides the components of net periodic benefit expense for the three years ended December 31:

	2006	2005	2004
		(In thousands)
Defined benefit plans:
Service cost	$6,479	$6,605	$5,898
Interest cost	25,314	23,541	22,256
Expected return on plan assets	(34,490)	(31,607)	(29,157)
Amortization of:
Net actuarial loss	4,069	3,322	2,860
Prior service costs	266	242	393
Transition (asset) obligation	(15)	(16)	11

SFAS 87 cost	1,623	2,087	2,261

SFAS 88 curtailment charges	834	—	322

Total net periodic benefit expense	2,457	2,087	2,583

Other plans:
Defined contribution plans	8,785	7,687	7,640
Foreign plans and other	3,530	3,007	2,982

Total other plans	12,315	10,694	10,622

Total net pension expense	$14,772	$12,781	$13,205

     The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2007 for the net actuarial losses and prior service costs are not expected to be material.
Weighted-average assumptions used to determine the above net periodic expense were:
U.S. Defined Benefit Pension Plans

	2006	2005	2004
Discount rate	5.65%	5.75%	6.25%
Expected return on plan assets	8.25%	8.50%	8.90%
Rate of compensation increase (where applicable)	3.50%	3.50%	3.50%

Foreign Defined Benefit Pension Plans

Discount rate	5.00%	5.50%	5.50%
Expected return on plan assets	7.00%	7.20%	7.20%
Rate of compensation increase (where applicable)	3.40%	4.00%	4.00%
     The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and expectations of projected future investment returns. The estimates of future capital market returns by asset category are lower than the actual long-term historical returns. The current low interest rate environment also influences this outlook. Therefore, the assumed rate of return for U.S. and foreign plans remains at 8.25% and 7.00%, respectively, for 2007.
Estimated Future Benefit Payments
     The estimated future benefit payments for U.S. and foreign plans are as follows (in thousands): 2007 — $24,542; 2008 — $26,423; 2009 — $27,826; 2010 — $29,240; 2011 — $30,788; 2012 to 2016 — $195,619. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Postretirement Plans and Postemployment Benefits
     The Company provides limited postretirement benefits other than pensions for certain retirees and a small number of former employees. Benefits under these arrangements are not funded and are not significant.
     The Company also provides limited post employment benefits for certain former or inactive employees after employment but before retirement. Those benefits are not significant in amount.
     The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $9.0 million and $7.3 million at December 31, 2006 and 2005, respectively. Administrative expense for the plan is borne by the Company and is not significant.
13. Financial Instruments
     The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at December 31, 2006 and 2005. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 2006 and 2005 in the accompanying balance sheet.

	Asset (Liability)
	December 31, 2006		December 31, 2005
	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Fixed-income investments	$7,559	$7,559	$7,323	$7,323
Short-term borrowings	(160,168)	(160,168)	(152,678)	(152,678)
Long-term debt (including current portion)	(521,707)	(526,502)	(478,761)	(490,934)
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
14. Additional Income Statement and Cash Flow Information
     Included in other income are interest and other investment income of $0.7 million, $2.7 million, and $2.0 million for 2006, 2005, and 2004, respectively. Income taxes paid in 2006, 2005, and 2004 were $67.2 million, $49.8 million, and $45.7 million, respectively. Cash paid for interest was $41.7 million, $32.0 million, and $27.0 million in 2006, 2005, and 2004, respectively.
15. Business Segment and Geographic Information
     Descriptive Information about Reportable Segments
     The Company has two reportable segments, EIG and EMG. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods, and management organizations.
     EIG produces instrumentation for various electronic applications used in transportation industries, including aircraft cockpit instruments and displays, airborne electronics systems that monitor and record flight and engine data, and pressure, temperature, flow and liquid-level sensors for commercial airlines and aircraft and jet engine manufacturers. EIG also produces analytical instrumentation for the laboratory and research markets, as well as instruments for food service equipment, measurement and monitoring instrumentation for various process industries and instruments and complete instrument panels for heavy trucks and heavy construction and agricultural vehicles. EIG also manufactures ultraprecise measurement instrumentation, as well as thermoplastic compounds for automotive, appliance, and telecommunications applications.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     EMG produces brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. EMG also produces high-purity metal powders and alloys in powder, strip, and wire form for electronic components, aircraft and automotive products, as well as heat exchangers and thermal management subsystems. EMG also supplies hermetically sealed (moisture-proof) connectors, terminals and headers. These electromechanical devices are used in aerospace, defense and other industrial applications. Additionally, EMG produces air-moving electric motors and motor-blower systems for manufacturers of floor care appliances and outdoor power equipment. Sales of floor care and specialty motors represented 15.6% in 2006, 19.2% in 2005 and 22.4% in 2004 of the Company’s consolidated net sales.
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
Reportable Segment Financial Information

	2006	2005	2004
	(In thousands)
Net sales:
Electronic Instruments	$1,016,503	$808,493	$667,418
Electromechanical	802,787	625,964	564,900

Total consolidated	$1,819,290	$1,434,457	$1,232,318

Operating income and income before income taxes:
Operating income:
Electronic Instruments	$203,430	$164,248	$124,611
Electromechanical	139,926	99,244	93,289

Total segment operating income	343,356	263,492	217,900
Corporate administrative and other expenses	(34,362)	(30,004)	(26,726)

Consolidated operating income	308,994	233,488	191,174
Interest and other expenses, net	(45,308)	(35,201)	(30,455)

Consolidated income before income taxes	$263,686	$198,287	$160,719

Assets:
Electronic Instruments	$1,100,965	$949,219
Electromechanical	905,651	727,296

Total segments	2,006,616	1,676,515
Corporate	124,260	104,085

Total consolidated	$2,130,876	$1,780,600

Additions to property, plant and equipment: (1)
Electronic Instruments	$28,793	$27,354	$16,514
Electromechanical	30,323	34,816	10,808

Total segments	59,116	62,170	27,322
Corporate	2,073	1,921	1,569

Total consolidated	$61,189	$64,091	$28,891

Depreciation and amortization:
Electronic Instruments	$21,108	$18,323	$16,485
Electromechanical	24,511	20,897	23,049

Total segments	45,619	39,220	39,534
Corporate	310	208	375

Total consolidated	$45,929	$39,428	$39,909

(1)	Includes $32.0 million in 2006, $40.9 million in 2005, and $7.9 million in 2004 from acquired businesses.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Geographic Areas
     Information about the Company’s operations in different geographic areas for 2006, 2005, and 2004 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2006	2005	2004
	(In thousands)
Net sales:
United States	$953,249	$778,594	$695,867

International (a) :
United Kingdom	97,578	86,258	77,387
European Union countries	255,662	212,047	174,087
Asia	275,436	198,231	135,886
Other foreign countries	237,365	159,327	149,091

Total international	866,041	655,863	536,451

Total consolidated	$1,819,290	$1,434,457	$1,232,318

Long-lived assets from continuing operations (excluding intangible assets):
United States	$157,394	$145,724

International (b) :
United Kingdom	34,936	20,902
European Union countries	44,983	42,442
Asia	8,194	8,297
Other foreign countries	13,434	13,599

Total international	101,547	85,240

Total consolidated	$258,941	$230,964

(a)	Includes U.S. export sales of $343.8 million in 2006, $267.3 million in 2005, and $232.0 million in 2004.

(b)	Represents long-lived assets of foreign-based operations only.
16. Guarantees
     The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. The maximum amount of future payment obligations relative to these various guarantees was approximately $104.6 million, and the outstanding liability under certain of those guarantees was approximately $39.2 million at December 31, 2006. These guarantees expire in 2007 through 2010.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Changes in the Company’s accrued product warranty obligation for 2006 and 2005 were as follows (in thousands):

	2006	2005
Balance, beginning of year	$9,435	$7,301
Accruals for warranties issued during the year	7,602	7,157
Settlements made during the year	(7,019)	(7,074)
Changes in liability for pre-existing warranties, including expirations during the year	283	189
Warranty liabilities acquired with new businesses	572	1,862

Balance, end of year	$10,873	$9,435

     Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.
17. Contingencies
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
Environmental Matters
     Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, at December 31, 2006 the Company is named a Potentially Responsible Party (PRP) at 16 non-AMETEK-owned former waste disposal or treatment sites. The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In 11 of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The agreed-to settlement amounts are fully reserved. In the other two sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the three remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-AMETEK-owned former waste disposal or treatment sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations. For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low-end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates, and the amounts accrued in the financial statements; however, the amounts of such variances are not expected to result in a material change to the financial statements. In estimating our liability for remediation, we also consider our likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations. Total environmental reserves at December 31, 2006 and 2005 were $28.7 million and $6.8 million, respectively. In 2006, the Company provided $23.0 million of additional reserves, including $0.8 million for existing sites and $22.2 million related to the recent acquisitions of HCC ($21.2 million) and Land Instruments ($1.0 million). The additional reserves related to the recent acquisitions were recorded through purchase accounting and did not affect the Company’s income statement. The Company spent $1.1 million and $1.0 million, respectively on such environmental matters in 2006 and 2005. The Company also has agreements with former owners of certain of its acquired businesses, including HCC, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. In the case of HCC, the Company has assumed the liability for the performance of all required remedial activities at the site and has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs for the required remedial activities. The Company has recorded a total of $15.8 million of receivables in its balance sheet related to the HCC matter for probable recoveries from third party escrow funds and other committed third party funds to support the required remediation as well as a deferred tax benefit of $2.8 million. In addition, the Company is indemnified by HCC’s former owners for up to $19.0 million of additional costs. The Company and some of the other parties also carry insurance coverage for some environmental matters. To date, those parties have met their obligations in all material respects. The Company has no reason to believe that such third parties would fail to perform their obligations in the future. In the opinion of management, based upon presently available information and past experience related to such matters, an adequate provision for probable costs has been made, and the ultimate cost resulting from these actions is not expected to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)
2006
Net sales	$423,867	$450,585	$464,164	$480,674	$1,819,290
Operating income	$70,801	$79,099	$79,830	$79,264	$308,994
Net income	$40,258	$46,468	$47,371	$47,837	$181,934
Basic earnings per share (a)(b)	$0.38	$0.44	$0.45	$0.46	$1.74
Diluted earnings per share (a)(b)	$0.38	$0.43	$0.45	$0.45	$1.71
Dividends paid per share (b)	$0.04	$0.04	$0.04	$0.06	$0.18

2005
Net sales	$334,096	$352,051	$344,529	$403,781	$1,434,457
Operating income (c)	$53,562	$59,318	$57,242	$63,366	$233,488
Net income (c)	$30,971	$34,118	$34,369	$36,899	$136,357
Basic earnings per share (a)(b)(c)	$0.30	$0.33	$0.33	$0.35	$1.31
Diluted earnings per share (a)(b)(c)	$0.30	$0.32	$0.32	$0.35	$1.29
Dividends paid per share (b)	$0.04	$0.04	$0.04	$0.04	$0.16

(a)	The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

(b)	Per share amounts have been adjusted to reflect a three-for-two stock split paid to shareholders on November 27, 2006.

(c)	Results for 2005 have been adjusted to reflect the retrospective application of SFAS 123R to expense stock options, which was adopted effective January 1, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of December 31, 2006.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Internal Control over Financial Reporting
     Management’s report on the Company’s internal controls over financial reporting is included on page 32. The report of the independent registered public accounting firm with respect to management’s assessment of the effectiveness of internal control over financial reporting is included on page 33.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
a)	Directors of the Registrant.

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Corporate Governance — Committees of the Board” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

g)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

The Company has adopted a Code of Ethics for the principal executive officer, principal financial officer, and principal accounting officer, which may be found on the Company’s website at www.ametek.com. Any amendments to the Code of Ethics or any grant of a waiver from the provisions of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.
Item 11. Executive Compensation
     Information regarding executive compensation, including, the “Compensation Discussion and Analysis”, the “Report of the Compensation Committee”, “Compensation Tables”, and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Independence.
     Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
     Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated herein by reference.
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
          (3) Exhibits
Exhibits are shown in the index on pages 69-75 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETEK, INC.

Dated: February 23, 2007	By	/s/ Frank S. Hermance
Frank S. Hermance, Chairman of the Board,
Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank S. Hermance	Chairman of the Board, Chief	February 23, 2007
Frank S. Hermance	Executive Officer and Director (Principal Executive Officer)

/s/ John J. Molinelli	Executive Vice President -	February 23, 2007
John J. Molinelli	Chief Financial Officer (Principal Financial Officer)

/s/ Robert R. Mandos, Jr.	Senior Vice President & Comptroller	February 23, 2007
Robert R. Mandos, Jr.	(Principal Accounting Officer)

/s/ Lewis G. Cole	Director	February 23, 2007
Lewis G. Cole

/s/ Sheldon S. Gordon	Director	February 23, 2007
Sheldon S. Gordon

/s/ Charles D. Klein	Director	February 23, 2007
Charles D. Klein

/s/ Steven W. Kohlhagen	Director	February 23, 2007
Steven W. Kohlhagen

/s/ James R. Malone	Director	February 23, 2007
James R. Malone

/s/ David P. Steinmann	Director	February 23, 2007
David P. Steinmann

/s/ Elizabeth R. Varet	Director	February 23, 2007
Elizabeth R. Varet

/s/ Dennis K Williams	Director	February 23, 2007
Dennis K. Williams

Index to Exhibits
Item 15(3)

		Incorporated	Filed with
Exhibit		Herein by	Electronic
Number	Description	Reference to	Submission

2.1	Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of February 5, 1997, by and among Culligan Water Technologies, Inc. (“Culligan”), Culligan Water Company, Inc. (“Culligan Merger Sub”), AMETEK, Inc. (“AMETEK”) and AMETEK Aerospace Products, Inc. (“AMETEK Aerospace”), incorporated by reference to Appendix A to the Joint Proxy Statement/Prospectus included in Culligan’s Registration Statement on Form S-4 (Commission File No. 333-26953).	Exhibit 2 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.

2.2	Amended and Restated Contribution and Distribution Agreement, dated as of February 5, 1997, by and between AMETEK and AMETEK Aerospace.	Appendix B to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.

2.3	Form of Tax Allocation Agreement among AMETEK, AMETEK Aerospace and Culligan.	Appendix D to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.

2.4	Form of Indemnification Agreement among AMETEK, Culligan and AMETEK Aerospace.	Appendix B to Preliminary Proxy Statement dated May 12, 1997, SEC File No. 1-168.

3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated May 18, 2004.	Exhibit 3.1 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.

3.2	By-laws of the Company as amended to and including January 26, 2006.	Exhibit 3 to Form 8-K dated January 30, 2006, SEC File No. 1-12981.

4.1	Rights Agreement, dated as of June 2, 1997, between the Company and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.

4.2	Amendment No. 1 to Rights Agreement dated as of May 11, 1999, between AMETEK, Inc. and American Stock Transfer & Trust Company.	Exhibit 4 to Form 10-Q dated March 31, 1999, SEC File No. 1-12981.

4.3	Indenture, dated as of July 17, 1998, between AMETEK, Inc., as Issuer, and Chase Manhattan Trust Company, National Association, as Trustee relating to the Notes, dated July 17, 1998.	Exhibit 4.1 to Form 10-Q dated June 30, 1998, SEC File No. 1-12981.

Index to Exhibits
Item 15(3)

		Incorporated	Filed with
Exhibit		Herein by	Electronic
Number	Description	Reference to	Submission

10.1	AMETEK, Inc. Retirement Plan for Directors, as amended and restated to October 13, 1997.*	Exhibit 10.8 to 1997 Form 10-K, SEC File No. 1-12981.

10.2	Amendment No. 1 to the AMETEK, Inc. Retirement Plan for Directors.*	Exhibit 10.1 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.

10.3	AMETEK, Inc. Death Benefit Program for Directors, pursuant to which the Company has entered into agreements, restated January 1, 1987, with certain directors and one former director of the Company (the “Directors Program”).*	Exhibit (10) (y) to 1987 Form 10-K, SEC File No. 1-168.

10.4	Amendment No. 1 to the Directors Program.*	Exhibit (10) (z) to 1987 Form 10-K, SEC File No. 1-168.

10.5	The AMETEK Retirement and Savings Plan, as restated and amended to January 1, 2002 (the “Savings Plan”).*	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-12981.

10.6	Amendment No. 1 to the Savings Plan.*	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-12981.

10.7	Reorganization and Distribution Agreement by and between the Company and Ketema, Inc. (the “Reorganization and Distribution Agreement”).	Exhibit (2) to Form 8-K dated November 30, 1988, SEC File No. 1-168.

10.8	Agreements between the Company and Ketema, Inc. amending certain provisions of the Reorganization and Distribution Agreement.	Exhibit 10.56 to 1991 Form 10-K, SEC File No. 1-168.

10.9	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit (10) (ww) to 1989 Form 10-K, SEC File No. 1-168.

10.10	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.

10.11	Supplemental Senior Executive Death Benefit Plan, effective as of January 1, 1992 (the “Senior Executive Plan”).*	Exhibit 10.41 to 1992 Form 10-K, SEC File No. 1-168.

10.12	Amendment No. 1 to the Senior Executive Plan.*	Exhibit 10.42 to 1992 Form 10-K, SEC File No. 1-168.

10.13	The 1997 Stock Incentive Plan of AMETEK, Inc. (the “1997 Plan”).*	Exhibit 10.31 to 1997 Form 10-K, SEC File No. 1-12981.

Index to Exhibits
Item 15(3)

		Incorporated	Filed with
Exhibit		Herein by	Electronic
Number	Description	Reference to	Submission

10.14	Amendment No. 1 to the 1997 Plan.*	Exhibit 10.35 to 1999 Form 10-K, SEC File No. 1-12981.

10.15	Amendment No. 2 to the 1997 Plan.*	Exhibit 10.36 to 1999 Form 10-K, SEC File No. 1-12981.

10.16	Amendment No. 3 to the 1997 Plan.*	Exhibit 10.2 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.

10.17	Amendment No. 4 to the 1997 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.

10.18	Amendment No. 5 to the 1997 Plan.*	Exhibit 10.4 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.

10.19	1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.

10.20	Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.

10.21	Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.

10.22	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.

10.23	Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.

10.24	Amendment No. 5 to the 1999 Plan.*	Exhibit 10.5 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.

10.25	Amendment No. 6 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.

10.26	Amendment No. 7 to the 1999 Plan. *	Exhibit 10.3 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.

Index to Exhibits
Item 15(3)

		Incorporated	Filed with
Exhibit		Herein by	Electronic
Number	Description	Reference to	Submission

10.27	2002 Stock Incentive Plan of AMETEK, Inc. (the “2002 Plan”).*	Exhibit 10.81 to Form S-8 dated August 12, 2002, SEC File No. 333-97969.

10.28	Amendment No. 1 to the 2002 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.

10.29	Amendment No. 2 to the 2002 Plan.*	Exhibit 10.36 to 2003 Form 10-K, SEC File No. 1-12981.

10.30	Amendment No. 3 to the 2002 Plan.*	Exhibit 10.2 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.

10.31	Amendment No. 4 to the 2002 Plan.*	Exhibit 10.3 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.

10.32	Amendment No. 5 to the 2002 Plan.*	Exhibit 10.33 to 2004 Form 10-K, SEC File No. 1-12981.

10.33	Amendment No. 6 to the 2002 Plan.* .	Exhibit 10.2 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.

10.34	Supplemental Executive Retirement Plan.	Exhibit 10.3 to Form 8-K dated August 7, 1997, SEC File No. 1-12981.

10.35	Amendment No. 1 to the Supplemental Executive Retirement Plan.	Exhibit 10.40 to 1999 Form 10-K, SEC File No. 1-12981.

10.36	Amendment No. 2 to the Supplemental Executive Retirement Plan.	Exhibit 10.1 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.

10.37	Amendment No. 3 to the Supplemental Executive Retirement Plan.	Exhibit 10.53 to 2002 Form 10-K, SEC File No. 1-12981.

10.38	Receivables Purchase Agreement dated as of October 1, 1999 among AMETEK, Inc., Rotron Incorporated and AMETEK Receivables Corp.	Exhibit 10.1 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.

Index to Exhibits
Item 15(3)

		Incorporated	Filed with
Exhibit		Herein by	Electronic
Number	Description	Reference to	Submission

10.39	First Amendment to the Receivables Purchase Agreement dated as of March 31, 2001.	Exhibit 10.1 to Form 10-Q dated March 31, 2001, SEC File No. 1-12981.

10.40	Second Amendment to the Receivables Purchase Agreement dated as of June 3, 2002.	Exhibit 10.2 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.

10.41	Third Amendment to the Receivables Purchase Agreement dated as of June 28, 2002.	Exhibit 10.3 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.

10.42	Receivables Sale Agreement dated as of October 1, 1999 among AMETEK Receivables Corp., AMETEK, Inc., ABN AMRO Bank N.V., and Amsterdam Funding Corporation.	Exhibit 10.2 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.
10.43	First Amendment to the Receivables Sale Agreement dated as of September 29, 2000.	Exhibit 10.3 to Form 10-Q dated September 30, 2000, SEC File No. 1-12981.

10.44	Second Amendment to the Receivables Sale Agreement dated as of October 31, 2000.	Exhibit 10.65 to 2000 Form 10-K, SEC File No. 1-12981.

10.45	Third Amendment to the Receivables Sale Agreement dated as of November 28, 2000.	Exhibit 10.66 to 2000 Form 10-K, SEC File No. 1-12981.

10.46	Fourth Amendment to the Receivables Sale Agreement dated as of March 31, 2001.	Exhibit 10.2 to Form 10-Q dated March 31, 2001, SEC File No. 1-12981.

10.47	Fifth Amendment to the Receivables Sale Agreement dated as of September 28, 2001.	Exhibit 10.72 to 2001 Form 10-K, SEC File No. 1-12981.

10.48	Sixth Amendment to the Receivables Sale Agreement dated as of November 30, 2001.	Exhibit 10.73 to 2001 Form 10-K, SEC File No. 1-12981.

10.49	Seventh Amendment to the Receivables Sale Agreement dated as of June 3, 2002.	Exhibit 10.4 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.

10.50	Eighth Amendment to the Receivables Sale Agreement dated as of June 28, 2002.	Exhibit 10.5 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.51	Ninth Amendment to the Receivables Sale Agreement dated as of November 29, 2002.	Exhibit 10.84 to 2002 Form 10-K, SEC File No. 1-12981.

Index to Exhibits
Item 15(3)

		Incorporated	Filed with
Exhibit		Herein by	Electronic
Number	Description	Reference to	Submission

10.52	Tenth Amendment to the Receivables Sale Agreement dated as of December 27, 2002.	Exhibit 10.85 to 2002 Form 10-K, SEC File No. 1-12981.

10.53	Eleventh Amendment to the Receivables Sale Agreement dated as of November 28, 2003.	Exhibit 10.61 to 2003 Form 10-K, SEC File No. 1-12981.

10.54	Twelfth Amendment to the Receivables Sale Agreement dated as of December 23, 2003.	Exhibit 10.62 to 2003 Form 10-K, SEC File No. 1-12981.

10.55	Thirteenth Amendment to the Receivables Sale Agreement dated as of January 6, 2004.	Exhibit 10.63 to 2003 Form 10-K, SEC File No. 1-12981.

10.56	Fourteenth Amendment to the Receivables Sale Agreement dated as of December 21, 2004.	Exhibit 10.60 to 2004 Form 10-K, SEC File No. 1-12981.

10.57	Fifteenth Amendment to the Receivables Sale Agreement dated as of December 20, 2005.	Exhibit 10.55 to 2005 Form 10-K, SEC File No. 1-12981.

10.58	Sixteenth Amendment to the Receivables Sale Agreement dated as of October 30, 2006.		X

10.59	AMETEK, Inc. Deferred Compensation Plan.	Exhibit 10.3 to Form 10-Q dated September 30, 1999, SEC File No. 1-12981.

10.60	2002 Stock Incentive Plan Restricted Stock Agreement dated April 27, 2005 (Amended and restated June 17, 2005).	Exhibit 10.1 to Form 10-Q dated June 30, 2005, SEC File No. 1-12981.

10.61	Termination and Change-of-Control Agreement between AMETEK, Inc. and a named executive dated May 18, 2004.	Exhibit 10.2 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.

10.62	Amendment No. 1 to the Termination and Change-of-Control Agreement between AMETEK, Inc. and a named executive dated April 27, 2005.	Exhibit 10.1 to Form 10-Q dated March 31, 2005, SEC File No. 1-12981.

10.63	Credit Agreement dated as of September 17, 2001 and amended and restated as of October 6, 2006, among the Company, Various Lending Institutions, Bank of America, N.A., PNC Bank N.A., Suntrust Bank and Wachovia Bank, N.A., as Syndication Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent.	Exhibit 10.1 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.

10.64	AMETEK, Inc. 2004 Executive Death Benefit Plan adopted July 27, 2005.	Exhibit 10.1 to Form 10-Q dated September 30, 2005, SEC File No. 1-12981.

Index to Exhibits
Item 15(3)

		Incorporated	Filed with
Exhibit		Herein by	Electronic
Number	Description	Reference to	Submission

12	Statement regarding computation of ratio of earnings to fixed charges.		X

21	Subsidiaries of the Registrant.		X

23	Consent of Independent Registered Public Accounting Firm.		X

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.