Form 10-Q
period 2007-03-31
AMETEK INC/
filed 2007-05-04
CIK 1037868

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 30, 2007 was 106,731,887 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three months ended
	March 31,
	2007	2006
Net sales	$505,283	$423,867

Expenses:
Cost of sales, excluding depreciation	343,344	292,768
Selling, general and administrative	62,053	50,812
Depreciation	9,962	9,486

Total expenses	415,359	353,066

Operating income	89,924	70,801
Other income (expenses):
Interest expense	(10,909)	(10,088)
Other, net	(566)	(737)

Income before income taxes	78,449	59,976
Provision for income taxes	27,549	19,718

Net income	$50,900	$40,258

Basic earnings per share	$0.48	$0.38

Diluted earnings per share	$0.48	$0.38

Average common shares outstanding:
Basic shares	105,125	104,838

Diluted shares	106,881	106,685

Dividends declared and paid per share	$0.06	$0.04

See accompanying notes.

AMETEK, Inc.
CONSOLIDATED BALANCE SHEET
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,404	$49,091
Marketable securities	9,099	9,129
Receivables, less allowance for possible losses	347,571	328,762
Inventories	244,187	236,783
Deferred income taxes	19,982	26,523
Other current assets	34,436	33,775

Total current assets	712,679	684,063

Property, plant and equipment, at cost	754,686	749,822
Less accumulated depreciation	(498,986)	(491,814)

	255,700	258,008

Goodwill	899,558	881,433
Other intangibles, net of accumulated amortization	203,675	199,728
Investments and other assets	106,169	107,644

Total assets	$2,177,781	$2,130,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$127,855	$163,608
Accounts payable	169,255	160,614
Accruals	164,534	156,678

Total current liabilities	461,644	480,900

Long-term debt	520,483	518,267

Deferred income taxes	83,977	65,081
Other long-term liabilities	96,768	99,956

Stockholders’ equity:
Common stock	1,088	1,085
Capital in excess of par value	145,084	134,001
Retained earnings	940,996	902,379
Accumulated other comprehensive losses	(32,073)	(33,552)
Treasury stock	(40,186)	(37,241)

	1,014,909	966,672

Total liabilities and stockholders’ equity	$2,177,781	$2,130,876

See accompanying notes.

AMETEK, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands)

	Three months ended
	March 31,
	2007	2006
Cash provided by (used for):
Operating activities:
Net income	$50,900	$40,258
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	12,153	11,005
Deferred income taxes	(1,310)	(971)
Share-based compensation expense	4,636	2,926
Net change in assets and liabilities	(10,405)	(2,323)
Pension contribution and other	(1,127)	(12,208)

Total operating activities	54,847	38,687

Investing activities:
Additions to property, plant and equipment	(8,496)	(5,465)
Purchases of businesses and other	79	(14,285)

Total investing activities	(8,417)	(19,750)

Financing activities:
Net change in short-term borrowings	(35,455)	(15,772)
Reduction in long-term borrowings	—	(1,290)
Repurchases of common stock	(2,881)	—
Cash dividends paid	(6,382)	(4,187)
Excess tax benefits from share-based payments	1,921	1,477
Proceeds from stock options	4,271	3,820

Total financing activities	(38,526)	(15,952)

Effect of exchange rate changes on cash and cash equivalents	409	463

Increase in cash and cash equivalents	8,313	3,448

Cash and cash equivalents:
As of January 1	49,091	35,545

As of March 31	$57,404	$38,993

See accompanying notes.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 1 — Basis of Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2007, and the consolidated results of its operations and its cash flows for the three-month periods ended March 31, 2007 and 2006 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.
Note 2 — Recent Accounting Pronouncements
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 resulted in a non-cash reduction of $5.9 million to the January 1, 2007 opening balance of retained earnings (See Note 8).
     Effective January 1, 2007, the Company adopted Emerging Issues Task Force (EITF) Issue No. 06-5, Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 provides guidance in determining the amount to be realized under certain insurance contracts and the related disclosures. Adoption of EITF 06-5 did not have any effect on the Company’s consolidated results of operations, financial position and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“FAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to elect to measure certain assets and liabilities at fair value at specified election dates. The Company is currently evaluating the impact of adopting FAS 159 on our financial statements.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 3 — Earnings Per Share
          The calculation of basic earnings per share for the three-month periods ended March 31, 2007 and 2006 is based on the average number of common shares considered outstanding during the period. The calculation of diluted earnings per share for such periods reflects the effect of all potentially dilutive securities (primarily outstanding common stock options and restricted stock grants). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	Weighted average shares (In thousands)
	Three months ended March 31,
	2007	2006
Basic shares	105,125	104,838
Share-based award plans	1,756	1,847

Diluted shares	106,881	106,685

Note 4 — Goodwill
          The changes in the carrying amounts of goodwill by segment as of March 31, 2007 and December 31, 2006, were as follows:

		(In millions)
	EIG	EMG	Total
Balance at December 31, 2006	$531.7	$349.7	$881.4
Purchase price allocation adjustments and other*	(5.0)	21.1	16.1
Foreign currency translation adjustments	1.7	0.4	2.1

Balance at March 31, 2007	$528.4	$371.2	$899.6

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain preliminary allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.
Note 5 — Inventories
          The components of inventory stated primarily at lower of last in, first out (LIFO), cost or market are:

	(In thousands)
	March 31,	December 31,
	2007	2006
Finished goods and parts	$46,346	$46,148
Work in process	60,568	56,502
Raw materials and purchased parts	137,273	134,133

Balance at March 31, 2007	$244,187	$236,783

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 6 — Comprehensive Income
          Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.
          The following table presents comprehensive income for the three-month periods ended March 31, 2007 and 2006:

	(In thousands)
	Three months ended March 31,
	2007	2006
Net Income	$50,900	$40,258
Foreign currency translation adjustment	768	2,122
Foreign currency net investment hedge*	715	1,277
Other	(4)	224

Total comprehensive income	$52,379	$43,881

*	Represents the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
Note 7 — Share-Based Compensation
          Under the terms of the Company’s stockholder approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, other management-level employees and its Board of Directors. Employees and non-employee director stock options generally vest over a four-year service period. Restricted stock awards generally cliff-vest at the end of a four year service period. Options primarily have a maximum contractual term of 7 years. At March 31, 2007, 6.3 million shares of common stock were reserved for issuance under the Company’s share-based plans, including 4.2 million stock options outstanding. The Company issues previously un-issued shares when options are exercised, and shares are issued from treasury stock upon the award of restricted stock.
          For grants under any of the Company’s plans that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
          The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. The following weighted average assumptions were used in the Black-Scholes model to estimate the fair values of options granted during the periods indicated:

	Three Months Ended	Year ended
	March 31, 2007	December 31, 2006
Expected stock volatility	23.4%	24.4%
Expected life of the options (years)	5.3	4.8
Risk-free interest rate	4.63%	4.71%
Expected dividend yield	0.70%	0.50%
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
          Total share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was as follows:

	(In thousands)
	Three months ended March 31,
	2007	2006
Stock option expense	$1,411	$1,413
Restricted stock expense *	3,225	1,513

Total pretax expense	4,636	2,926
Related tax benefit	(1,300)	(766)

Reduction of net income	$3,336	$2,160

Reduction of earnings per share:
Basic	$0.03	$0.03

Diluted	$0.03	$0.03

*	2007 reflects the accelerated vesting of a restricted stock grant. See discussion on page 10.
          Pretax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses depending on where the recipient’s cash compensation is reported and is included as a corporate item for business segment reporting.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
          A summary of the Company’s stock option activity and related information for its option plans for the three months ended March 31, 2007 was as follows:

			Weighted Average
	Shares	Weighted Average	Remaining Contractual
	(In thousands)	Exercise Price	Life (Years)
Outstanding at beginning of period	4,511	$18.28
Granted	8	34.28
Exercised	(290)	11.15
Forfeited	(24)	28.03

Outstanding at end of period	4,205	$18.75	3.9

Exercisable at end of period	2,162	$14.08	2.9

          The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 was $6.8 million. The total fair value of the stock options vested during the three months ended March 31, 2007 was $0.1 million. The aggregate intrinsic value of the stock options outstanding at March 31, 2007 was $78.8 million. The aggregate intrinsic value of the stock options exercisable at March 31, 2007 was $30.4 million. The weighted average Black-Scholes-Merton fair value of stock options granted per share was $9.83 for the three-months ended March 31, 2007 and $9.55 for the year ended December 31, 2006.
          The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the date of grant, is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is defined at the grant date. Restricted stock awards are also subject to accelerated vesting due to certain events. On February 20, 2007, the May 18, 2004 grant of 264,195 shares of restricted stock vested under an accelerated vesting provision. The charge to income due to the accelerated vesting of these shares did not have a material impact on our earnings in the first quarter of 2007. At March 31, 2007 the Company had 1.2 million shares of restricted stock outstanding.
Note 8 — Income Taxes
          The Company adopted the provisions of FIN 48, Accounting for the Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $4.7 million increase in liabilities associated with unrecognized tax benefits, including interest and penalties of $2.4 million and a decrease of $1.2 million in goodwill related to a previous business combination, and a $5.9 million charge to the January 1, 2007, opening balance of retained earnings.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
          After recognizing the impacts of adopting FIN 48, as of the adoption date, the Company had gross unrecognized tax benefits of $22.5 million of which $21.3 million, if recognized, would affect the effective tax rate.
          The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amounts recognized in income tax expense for interest and penalties during the quarter ended March 31, 2007 were not significant.
          The Company files U.S. Federal income tax returns, as well as, income tax returns in various state and foreign jurisdictions. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for 1999 — 2004. Tax years in certain state and foreign jurisdictions remain subject to examination; however the uncertain tax positions related to these jurisdictions are not considered material. At present, the Company does not expect any changes that would significantly impact the unrecognized tax benefits within the next twelve months.
Note 9 — Retirement and Pension Plans
          The following table reports total net pension expense for the three-month periods ended March 31, 2007 and 2006.

	(In thousands)
	Three months ended March 31,
	2007	2006
Defined benefit plans:
Service cost	$1,693	$1,710
Interest cost	6,894	6,042
Expected return on plan assets	(9,769)	(8,218)
Amortization of net actuarial loss and prior service costs	162	994

Total net pension (income) expense recognized under SFAS No. 87	(1,020)	528

Other plans:
Defined contributions plans	2,846	2,274
Foreign plans and other	851	833

Total other plans	3,697	3,107

Total net pension expense	$2,677	$3,635

          In the first quarter of 2007, we did not make significant contributions to our defined benefit pension plans, compared with approximately $10 million contributed in the first quarter of 2006. For the full year 2007, we currently estimate that we will make contributions to our worldwide defined benefit pension plans of approximately $5 million, compared with contributions of $13.7 million for the full year 2006.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
The current estimate of 2007 pension contributions is revised from the range of $5 million to $14 million disclosed in our 2006 Form 10-K.
Note 10 — Product Warranties
          The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.
          Changes in the Company’s accrued product warranty obligation for the three-months ended March 31, 2007 and 2006 were as follows:

	(In thousands)
	Three months ended March 31,
	2007	2006
Balance, beginning of year	$10,873	$9,435
Accruals for warranties issued during the period	1,838	1,930
Settlements made during the period	(1,763)	(1,638)
Other	38	293

Balance, end of period	$10,986	$10,020

     Product warranty obligations are reported as current liabilities in the consolidated balance sheet.
Note 11 — Segment Disclosure
          The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production process, distribution methods, and management organizations.
          At March 31, 2007, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2006, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three-month periods ended March 31, 2007 and 2006 can be found in the table on page 14 in the Management Discussion & Analysis section of this Report.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 12 — Acquisitions Subsequent to March 31, 2007
          In April 2007, the Company acquired Seacon Phoenix, a privately held provider of undersea electrical interconnect subsystems to the global submarine market for approximately $38 million in cash. With annual sales of approximately $17 million, Seacon Phoenix adds to AMETEK’s position in highly engineered hermetically sealed electrical interconnects and microelectronic packaging used to protect sophisticated electronics in aerospace, defense, telecommunications and industrial applications. Headquartered in Westerly, RI, Seacon Phoenix joins AMETEK HCC Industries within AMETEK’s Electromechanical Group.
          Also in April 2007, the Company acquired the Halmar Robicon silicon controlled rectifier (SCR) power controller and related Power Control Systems technology and products of Siemens Energy & Automation, Inc.. Halmar Robicon’s technology fits well with AMETEK Solidstate Controls and provides the opportunity to further broaden our capabilities and position in the U.S. power controller market. AMETEK Solidstate Controls is a unit of our Electronic Instruments Group.

AMETEK, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:

	(In thousands)
	Three months ended
	March 31,
	2007	2006
Net Sales
Electronic Instruments	$282,933	$236,439
Electromechanical	222,350	187,428

Consolidated net sales	$505,283	$423,867

Operating income and income before income taxes
Electronic Instruments	$62,201	$47,712
Electromechanical	38,006	31,952

Total segment operating income	100,207	79,664
Corporate and other	(10,283)	(8,863)

Consolidated operating income	89,924	70,801
Interest and other expenses, net	(11,475)	(10,825)

Consolidated income before income taxes	$78,449	$59,976

Operations for the first quarter of 2007 compared with the first quarter of 2006
     In the first quarter of 2007, the Company posted record sales, operating income, net income and diluted earnings per share. The Company achieved these results from strong internal growth both in the Electronic Instruments (EIG) and Electromechanical (EMG) Groups as well as contributions by the acquisitions of the Pittman business acquired in May 2006, the Land Instruments business acquired in June 2006, the Precitech business acquired in November 2006 and the Southern Aeroparts acquisition in December 2006. Strong internal growth and the acquisitions also enabled the Company to post record order input in the first quarter of 2007.
     Net sales for the first quarter of 2007 were $505.3 million, an increase of $81.4 million, or 19.2% when compared with net sales of $423.9 million in the first quarter of 2006. The net sales increase in the first quarter of 2007 was driven by strong internal sales growth of 9%, excluding a favorable 2% effect of foreign currency translation, led by the Company’s differentiated base businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.
     International sales for the first quarter of 2007 were $252.0 million, or 49.9% of consolidated sales, an increase of $52.8 million, or 26.5% when compared with $199.3 million, or 47.0% of consolidated sales in the same quarter of 2006. The increase in international sales primarily results from increased

AMETEK, Inc.
Results of Operations (continued)
sales from base businesses, which includes the effect of foreign currency translation, as well as the acquisitions of Land Instruments and Pittman. Increased international sales came mainly from sales to Europe and Asia by both Groups.
     Order input for the first quarter of 2007 was a record at $529.9 million, compared with $467.6 million in the first quarter of 2006, an increase of $62.3 million or 13.3%. The increase in order input was driven by the acquisitions mentioned previously as well as strong demand in the Company’s differentiated businesses, led by the Company’s aerospace, process and power businesses. The Company’s backlog of unfilled orders at March 31, 2007 was $561.4 million, compared with $536.8 million at December 31, 2006, an increase of $24.6 million or 4.6%. The increase in the backlog was due to higher order levels in our base differentiated businesses.
     Segment operating income for the first quarter of 2007 was $100.2 million, an increase of $20.5 million or 25.7% from $79.7 million in the first quarter of 2006. Segment operating income, as a percentage of sales, increased to 19.8% of sales in the first quarter of 2007 from 18.8% of sales in the first quarter of 2006. The increase in segment operating income resulted from strength in the Company’s differentiated businesses, which includes the profit contributions made by the acquisitions. The margin improvement came from the Company’s differentiated businesses.
     Selling, general and administrative expenses (SG&A) were $62.1 million in the first quarter of 2007, an increase of $11.2 million or 22.1%, when compared with the first quarter of 2006. The $11.2 million selling expense increase was evenly split between the acquisitions mentioned above and base businesses due to higher sales levels. As a percentage of sales, SG&A expenses were 12.3% in the first quarter of 2007, compared with 12.0% in the same period of 2006 due to higher selling expenses. Selling expenses, as a percentage of sales increased to 10.3% in the first quarter of 2007 compared with 9.9% of sales in the first quarter of 2006. The increase in selling expense as a percentage of sales was due primarily to the impact of acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher level of selling expenses than the Company’s base businesses. Base business selling expenses as a percentage of sales were in line with internal growth.
     Corporate administrative expenses for the first quarter of 2007 were $10.2 million, an increase of $1.4 million when compared with the same period in 2006. The increase in corporate administrative expenses was primarily the result of higher equity-based compensation due primarily to the accelerated vesting of a restricted stock grant and other costs to grow the Company. As a percentage of sales, corporate administrative expenses were 2.0% in the first quarter of 2007, a decline from the 2.1% in the first quarter of 2006.
     Consolidated operating income totaled $89.9 million or 17.8% of sales for the first quarter of 2007, compared with $70.8 million, or 16.7% of sales for the same quarter of 2006, an increase of $19.1 million or 27.0%.

AMETEK, Inc.
Results of Operations (continued)
     Interest expense was $10.9 million in the first quarter of 2007, an increase of $0.8 million or 7.9%, compared with $10.1 million in the first quarter of 2006. The increase was primarily driven by higher average debt levels incurred to fund the 2006 acquisitions and higher average interest rates.
     The effective tax rate for the first quarter of 2007 was 35.1% compared with 32.9% in the first quarter of 2006. The increase in the effective tax rate primarily reflects the elimination of the repealed Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) tax benefit, an increase in state income taxes, and the impact of FIN 48 for the recognition of interest and penalties on the unrecognized tax benefits.
     Net income for the first quarter of 2007 totaled $50.9 million, an increase of 26.3% from $40.3 million in the first quarter of 2006. Diluted earnings per share rose 26.3% to $0.48 per share, compared with $0.38 per share for the first quarter of 2006.
Segment Results
     Electronic Instruments Group (EIG) sales totaled $282.9 million in the first quarter of 2007, an increase of $46.5 million or 19.7% from $236.4 million in the same quarter of 2006. The sales increase was due to internal growth in the Group’s process and analytical, aerospace and power businesses along with the acquisitions of Land Instruments and Precitech. Internal growth accounted for approximately 11% of the sales increase, excluding a favorable 2% effect of foreign currency translation. The acquisitions accounted for the remainder of the increase.
     Operating income of EIG was $62.2 million for the first quarter of 2007, an increase of $14.5 million or 30.4% when compared with the $47.7 million in the first quarter of 2006. Operating margins for the Group were 22.0% of sales in the first quarter of 2007 compared with operating margins of 20.2% of sales in the first quarter of 2006. The increase in segment operating income and margins as a percentage of sales, was due to the higher profit yield on the higher sales by the Group’s differentiated businesses.
     Electromechanical Group (EMG) sales totaled $222.4 million in the first quarter of 2007, an increase of $35.0 million or 18.7% from $187.4 million in the same quarter in 2006. The sales increase was due to solid internal growth, from the Group’s differentiated businesses, which accounted for approximately 6% of the sales increase, excluding a favorable 2% effect of foreign currency translation. The acquisitions of Pittman and Southern Aeroparts accounted for the remainder of the sales increase.
     Operating income of EMG was $38.0 million for the first quarter of 2007, an increase of $6.0 million or 18.8% when compared with the $32.0 million in the first quarter of 2006. EMG’s increase in operating income was due to higher sales from the Group’s differentiated businesses, which includes the acquisitions mentioned above. Operating margins for the Group were at 17.1% of sales in the first quarter of 2007 compared with 17.0% of sales in the first quarter of 2006.

AMETEK, Inc.
Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $54.8 million in the first quarter of 2007, compared with $38.7 million for the same period of 2006, an increase of $16.1 million, or 41.8%. The increase in operating cash flow was primarily the result of higher earnings and lower pension contributions in the first quarter of 2007. In the first quarter of 2007, the Company paid $0.6 million in contributions to its defined benefit pensions plans compared with the first quarter of 2006 contributions of approximately $10.0 million.
     Cash used for investing activities totaled $8.4 million in the first quarter of 2007, compared with $19.8 million in the first quarter of 2006. Additions to property, plant and equipment in the first quarter of 2007 totaled $8.5 million, compared with $5.5 million in the same period of 2006. In the first quarter of 2006, the Company paid $14.4 million for business and product line acquisitions.
     Cash used for financing activities totaled $38.5 million in the first quarter of 2007, compared with $16.0 million in the first quarter of 2006. Cash used in both periods was primarily to repay short-term borrowings. At March 31, 2007, the Company had $307.4 million available under its existing credit lines.
     Additional financing activities for the first quarter of 2007 included dividend payments of $6.4 million, compared with $4.2 million in the same period of 2006. The increase in dividends paid was the result of a Board of Directors approved 50% increase in the quarterly dividend rate on the Company’s common stock in the fourth quarter of 2006. The Company also repurchased 81,462 shares of its common stock in the first quarter of 2007 for $2.9 million. There were no repurchases of the Company’s common stock in the first quarter of 2006. As of March 31, 2007, $28.5 million was available under the current Board authorization for future share repurchases.
     At March 31, 2007, total debt outstanding was $648.3 million, compared with $681.9 million at December 31, 2006. The Debt-to-capital ratio was 39.0% at March 31, 2007, compared with 41.4% at December 31, 2006.
     As a result of the activities discussed above, the Company’s cash and cash equivalents at March 31, 2007 totaled $57.4 million, compared with $49.1 million at December 31, 2006. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

AMETEK, Inc.
Forward-looking Information
     Information contained in this discussion, other than historical information, is considered “forward-looking statements” and is subject to various factors and uncertainties that may cause actual results to differ significantly from expectations. These factors and uncertainties include our ability to consummate and successfully integrate future acquisitions; risks associated with international sales and operations; our ability to successfully develop new products, open new facilities or transfer product lines; the price and availability of raw materials; compliance with government regulations, including environmental regulations; changes in the competitive environment or the effects of competition in our markets; the ability to maintain adequate liquidity and financing sources; and general economic conditions affecting the industries we serve. A detailed discussion of these and other factors that may affect our future results is contained in AMETEK’s filings with the Securities and Exchange Commission, including its most recent reports on Form 10-K, 10-Q and 8-K. AMETEK disclaims any intention or obligation to update or revise any forward-looking statements, unless required by the securities laws to do so.
Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of March 31, 2007.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMETEK, Inc.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchase of equity securities by the issuer and affiliated purchasers.
     The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2007:

			Total Number of	Approximate Dollar
			Shares	Value of Shares that
	Total Number of		Purchased as	May Yet Be
	Shares	Average Price	Part of Publicly	Purchased Under the
Period	Purchased (1)	Paid per Share	Announced Plan (2)	Plan

January 1, 2007 to January 31, 2007	—	—	—	$31,363,911
February 1, 2007 to February 28, 2007	81,476	$35.36	81,476	28,482,920
March 1, 2007 to March 31, 2007	—	—	—	28,482,920

Total	81,476	$35.36	81,476

(1)	The total number of shares purchased in the first quarter of 2007 was for shares surrendered to the Company to satisfy tax withholding obligations in the connection with the accelerated vesting of restricted stock issued to employees.

(2)	The Company’s Board of Directors has authorized repurchases of up to $50.0 million of its common stock. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion. This column discloses the number of shares purchased pursuant to the Board’s authorization.

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of AMETEK, Inc. (the “Company”) was held on April 24, 2007. The following matters were voted on at the Annual Meeting and received the number of votes indicated:
1)	Election of Directors. The following nominees were elected to the Board of Directors for a term expiring in 2010:

	Number of Shares
		Voted against
Nominee	Voted for	or withheld
Steven W. Kohlhagen	87,188,206	11,776,416
Charles D. Klein	96,231,783	2,732,839
Of the remaining six Board members, Sheldon S. Gordon, Frank S. Hermance and David P. Steinmann terms expire in 2008 and James R. Malone, Elizabeth R. Varet and Dennis K. Williams terms expire in 2009.
2)	Approval of an amendment to Certificate of Incorporation in order to increase the number of shares of Common Stock authorized for issuance. The Stockholders approved an amendment to the Company’s Certificate of the Incorporation in order to increase the number of shares of Common Stock which the Company is authorized to issue from 200,000,000 to 400,000,000. There were 92,746,854 shares voted for approval; 5,696,733 shares voted against, and 521,035 shares abstaining.

3)	Approval of 2007 Omnibus Incentive Compensation Plan. The Stockholders voted in favor of the 2007 Omnibus Incentive Compensation Plan of AMETEK, Inc. which was adopted and approved by the Board of Directors on February 23, 2007. There were 80,886,783 shares voted for approval; 6,746,544 shares voted against; 1,469,719 shares abstaining, and 9,861,576 Broker non-votes.

4)	Appointment of Independent Registered Public Accounting Firm. The Stockholders ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the Company for the year 2007. There were 96,756,763 shares voted for approval; 1,991,505 shares voted against, and 216,354 shares abstaining.

Item 6. Exhibits
a) Exhibits:

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc, dated April 24, 2007.

10.1	2002 Stock Incentive Plan of AMETEK, Inc. (as Amended and Restated Effective April 25, 2007).

10.2	Seventeenth Amendment to the Receivables Sale Agreement dated as of March 19, 2007.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMETEK, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc. (Registrant)
By /s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President & Comptroller (Principal Accounting Officer)

May 4, 2007