Form 10-Q
period 2007-06-30
AMETEK INC/
filed 2007-08-03
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 31, 2007 was 107,040,801 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$519,468	$450,585	$1,024,751	$874,452

Expenses:
Cost of sales, excluding depreciation	350,237	308,308	693,581	601,076
Selling, general and administrative	62,854	53,315	124,907	104,127
Depreciation	9,767	9,863	19,729	19,349

Total expenses	422,858	371,486	838,217	724,552

Operating income	96,610	79,099	186,534	149,900
Other expenses:
Interest expense	(10,998)	(10,301)	(21,907)	(20,389)
Other, net	(1,537)	(589)	(2,103)	(1,326)

Income before income taxes	84,075	68,209	162,524	128,185
Provision for income taxes	26,062	21,741	53,611	41,459

Net income	$58,013	$46,468	$108,913	$86,726

Basic earnings per share	$0.55	$0.44	$1.03	$0.83

Diluted earnings per share	$0.54	$0.43	$1.02	$0.81

Average common shares outstanding:
Basic shares	105,665	105,128	105,395	104,983

Diluted shares	107,433	106,849	107,157	106,767

Dividends declared and paid per share	$0.06	$0.04	$0.12	$0.08

See accompanying notes.

AMETEK, Inc.
CONSOLIDATED BALANCE SHEET
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$76,316	$49,091
Marketable securities	10,374	9,129
Receivables, less allowance for possible losses	367,322	328,762
Inventories	265,469	236,783
Deferred income taxes	25,066	26,523
Other current assets	34,381	33,775

Total current assets	778,928	684,063

Property, plant and equipment, at cost	761,138	749,822
Less accumulated depreciation	(494,959)	(491,814)

	266,179	258,008

Goodwill	922,016	881,433
Other intangibles, net of accumulated amortization	253,110	199,728
Investments and other assets	106,114	107,644

Total assets	$2,326,347	$2,130,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$184,498	$163,608
Accounts payable	170,891	160,614
Accruals	175,768	156,678

Total current liabilities	531,157	480,900

Long-term debt	526,057	518,267

Deferred income taxes	88,376	65,081
Other long-term liabilities	96,482	99,956

Stockholders’ equity:
Common stock	1,094	1,085
Capital in excess of par value	161,806	134,001
Retained earnings	992,603	902,379
Accumulated other comprehensive losses	(30,946)	(33,552)
Treasury stock	(40,282)	(37,241)

	1,084,275	966,672

Total liabilities and stockholders’ equity	$2,326,347	$2,130,876

See accompanying notes.

AMETEK, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands)

	Six months ended
	June 30,
	2007	2006
Cash provided by (used for):
Operating activities:
Net income	$108,913	$86,726
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	24,357	22,405
Deferred income taxes	(6,002)	119
Share-based compensation expense	8,052	6,042
Net change in assets and liabilities	(16,020)	(4,071)
Pension contribution	(1,282)	(10,000)
Other	1,911	499

Total operating activities	119,929	101,720

Investing activities:
Additions to property, plant and equipment	(17,150)	(12,800)
Purchases of businesses and other	(100,363)	(114,189)

Total investing activities	(117,513)	(126,989)

Financing activities:
Net change in short-term borrowings	21,407	24,741
Additional long-term borrowings	—	29,507
Reduction in long-term borrowings	—	(17,468)
Repurchases of common stock	(2,881)	(5,467)
Cash dividends paid	(12,791)	(8,428)
Excess tax benefits from share-based payments	6,237	3,020
Proceeds from stock options	11,665	6,132

Total financing activities	23,637	32,037

Effect of exchange rate changes on cash and cash equivalents	1,172	2,198

Increase in cash and cash equivalents	27,225	8,966

Cash and cash equivalents:
As of January 1	49,091	35,545

As of June 30	$76,316	$44,511

See accompanying notes.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 1 – Basis of Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2007, and the consolidated results of its operations for the three- and six-month periods ended June 30, 2007 and 2006 and its cash flows for the six month periods ended June 30, 2007 and 2006 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.
Note 2 – Recent Accounting Pronouncements
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 resulted in a non-cash reduction of $5.9 million to the January 1, 2007 opening balance of retained earnings (See Note 9).
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to elect to measure certain assets and liabilities at fair value at specified election dates. The Company is currently evaluating the impact of adopting FAS 159 on our financial statements.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 3 — Earnings Per Share
     The calculation of basic earnings per share for the three- and six-month periods ended June 30, 2007 and 2006 is based on the average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share for such periods reflects the effect of all potentially dilutive securities (outstanding common stock options and restricted stock grants). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	Weighted average shares (In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic shares	105,665	105,128	105,395	104,983
Share-based award plans	1,768	1,721	1,762	1,784

Diluted shares	107,433	106,849	107,157	106,767

Note 4 – Acquisitions
     The Company spent $100.3 million for four new businesses acquired in the second quarter of 2007, which includes the acquisition of Seacon Phoenix (“Seacon”) in April 2007 and Advanced Industries, Inc. (“Advanced”) , B&S Aircraft Parts and Accessories (“B&S”) and Hamilton Precision Metals (“Hamilton”) in June 2007. Seacon provides undersea electrical interconnect subsystems to the global submarine market. Seacon is a part of the Company’s Electromechanical Group. Advanced manufactures starter generators, brush and brushless motors, vane-axial centrifugal blowers for cabin ventilation, and linear actuators for the business jet, light jet, and helicopter markets. Advanced is a part of the Company’s Electronic Instruments Group. B&S provides third party maintenance, repair and operation (MRO) services, primarily for starter generators and hydraulic and fuel system components, for a variety of business aircraft and helicopter applications. B&S is a part of the Company’s Electronic Instruments Group. Hamilton produces highly differentiated niche specialty metals used in medical implant devices and surgical instruments, electronic components and measurement devices for aerospace and other industrial markets. Hamilton is a part of the Company’s Electromechanical Group. The four businesses acquired have annualized sales of approximately $70 million.
     The acquisitions have been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the operating results of the above acquisitions have been included in the Company’s consolidated results from the respective dates of acquisition.
     The following table represents the tentative allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value:

In millions
Property, plant and equipment	$7.1
Goodwill	42.0
Other intangible assets	30.7
Net working capital and other	20.5

Total purchase price	$100.3

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The Seacon acquisition is an excellent strategic fit with the Company’s engineered materials, interconnects and packaging business and extends the Company’s reach into new defense markets. The Advanced acquisition complements the Company’s AMPHION product line of power management products for the aerospace industry and broadens our product offering in the power management subsystem market. The B&S acquisition further expands the Company’s position in the third party aerospace MRO market. The Hamilton acquisition is a strategic fit with our engineered materials, interconnects and packaging business and has strong positions in growing specialty metals niche markets within the aerospace and other industrial markets. The Company expects approximately $5.5 million of goodwill recorded on the 2007 acquisitions will be deductible in future years for tax purposes.
     The Company is in the process of conducting third party valuations of certain tangible and intangible assets acquired, as well as preparing restructuring plans for certain acquisitions. Adjustments to the allocation of purchase price will be recorded within the purchase price allocation period of up to twelve months subsequent to the dates of acquisition. Therefore, the allocation of the purchase price is subject to revision.
     Had the above acquisitions been made at the beginning of 2007, net sales, net income and diluted earnings per share for the three- and six-month periods ended June 30, 2007 would not have been materially different than the amounts reported.
     Had the above acquisitions and the acquisition of Pulsar, Pittman, Land Instruments, Precitech and Southern Aeroparts, which were acquired in February, May, June, November and December 2006, respectively, been made at the beginning of 2006, pro forma net sales, net income, and diluted earnings per share for the three- and six-month periods ended June 30, 2006, would have been as follows:

	(In millions, except per share)
	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Net sales	$488.9	$961.0
Net income	$48.0	$90.0
Diluted earnings per share	$0.45	$0.84
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2006.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 5 – Goodwill
     The changes in the carrying amounts of goodwill by segment as of June 30, 2007 and December 31, 2006, were as follows:

	(In millions)
	EIG	EMG	Total
Balance at December 31, 2006	$531.7	$349.7	$881.4
Goodwill acquired during the period	5.6	36.4	42.0
Purchase price allocation adjustments and other*	(5.6)	(3.2)	(8.8)
Foreign currency translation adjustments	5.8	1.6	7.4

Balance at June 30, 2007	$537.5	$384.5	$922.0

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain preliminary allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.
Note 6 — Inventories
     The components of inventory stated primarily at lower of last in, first out (LIFO), cost or market are:

	(In thousands)
	June 30,	December 31,
	2007	2006
Finished goods and parts	$49,984	$46,148
Work in process	59,724	56,502
Raw materials and purchased parts	155,761	134,133

Total	$265,469	$236,783

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 7 — Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.
     The following table presents comprehensive income for the three- and six-month periods ended June 30, 2007 and 2006:

	(In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Income	$58,013	$46,468	$108,913	$86,726
Foreign currency translation adjustment	(721)	3,848	47	5,970
Foreign currency net investment hedge*	1,403	3,995	2,118	5,272
Other	445	(154)	441	70

Total comprehensive income	$59,140	$54,157	$111,519	$98,038

*	Represents the net gains from non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
Note 8 – Share-Based Compensation
     Under the terms of the Company’s stockholder approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, other management-level employees and its Board of Directors. Employees and non-employee director stock options generally vest over a four-year service period. Restricted stock awards generally cliff-vest at the end of a four year service period. Options primarily have a maximum contractual term of 7 years. At June 30, 2007, 9.1 million shares of common stock were reserved for issuance under the Company’s share-based plans, including 4.2 million stock options outstanding. The Company issues previously unissued shares when options are exercised, and shares are issued from treasury stock upon the award of restricted stock.
     For grants under any of the Company’s plans that are subject to graded vesting over a service period, we recognize expense on a straight-line basis over the requisite service period for the entire award.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model. The following weighted average assumptions were used in the Black-Scholes model to estimate the fair values of options granted during the periods indicated:

	Six Months Ended	Year ended
	June 30, 2007	December 31, 2006
Expected stock volatility	22.5%	24.4%
Expected life of the options (years)	4.7	4.8
Risk-free interest rate	4.50%	4.71%
Expected dividend yield	0.66%	0.50%
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
     Total share-based compensation expense recognized under SFAS 123R for the three- and six- months ended June 30, 2007 and 2006 was as follows:

	(In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock option expense	$1,737	$1,362	$3,148	$2,775
Restricted stock expense *	1,679	1,754	4,904	3,267

Total pretax expense	3,416	3,116	8,052	6,042
Related tax benefit	(960)	(781)	(2,260)	(1,547)

Reduction of net income	$2,456	$2,335	$5,792	$4,495

Reduction of earnings per share:
Basic *	$0.02	$0.02	$0.05	$0.04

Diluted *	$0.02	$0.02	$0.05	$0.04

*	The six months ended June 30, 2007 results reflect the accelerated vesting of a restricted stock grant in the first quarter of 2007. See discussion on page 12.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
     Pretax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses depending on where the recipient’s cash compensation is reported and is included in segment operating income and as a corporate item for business segment reporting.
     A summary of the Company’s stock option activity and related information for its option plans for the six months ended June 30, 2007 was as follows:

			Weighted Average
	Shares	Weighted Average	Remaining Contractual
	(In thousands)	Exercise Price	Life (Years)
Outstanding at beginning of period	4,511	$18.28
Granted	665	36.41
Exercised	(907)	12.78
Forfeited	(38)	26.80

Outstanding at end of period	4,231	$22.23	4.3

Exercisable at end of period	2,355	$16.26	3.2

     The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 was $21.4 million. The total fair value of the stock options vested during the six months ended June 30, 2007 was $4.8 million. The aggregate intrinsic value of the stock options outstanding at June 30, 2007 was $94.0 million. The aggregate intrinsic value of the stock options exercisable at June 30, 2007 was $38.3 million. The weighted average Black-Scholes fair value of stock options granted per share was $9.53 for the six months ended June 30, 2007 and $9.55 for the year ended December 31, 2006.
     The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the date of grant, is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is defined at the grant date. Restricted stock awards are also subject to accelerated vesting due to certain events. On February 20, 2007, the May 18, 2004 grant of 264,195 shares of restricted stock vested under an accelerated vesting provision. The charge to income due to the accelerated vesting of these shares did not have a material impact on our earnings for the first six months of 2007. Early in the third quarter of 2007 (on July 9, 2007), the September 22, 2004 grant of 199,042 shares of restricted stock vested under an accelerated vesting provision. The charge to income due to the accelerated vesting of these shares will not have a material impact on our earnings in the third quarter of 2007. At June 30, 2007 the Company had 1.3 million shares of restricted stock outstanding.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 9 – Income Taxes
     The Company adopted the provisions of FIN 48, Accounting for the Uncertainty in Income Taxes, as of January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $4.7 million increase in liabilities associated with unrecognized tax benefits, including interest and penalties of $2.4 million and a decrease of $1.2 million in goodwill related to a previous business combination, and a $5.9 million charge to the January 1, 2007, opening balance of retained earnings.
     After recognizing the impacts of adopting FIN 48, as of the adoption date, the Company had gross unrecognized tax benefits of $22.5 million of which $21.3 million, if recognized, would affect the effective tax rate.
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amounts recognized in income tax expense for interest and penalties during the second quarter and six months ended June 30, 2007 were not significant.
     The Company files U.S. Federal income tax returns, as well as, income tax returns in various state and foreign jurisdictions. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. income tax returns for 1999 – 2005. Tax years in certain state and foreign jurisdictions remain subject to examination; however the uncertain tax positions related to these jurisdictions are not considered material. At present, the Company does not expect any changes that would significantly impact the unrecognized tax benefits within the next twelve months.
Note 10 – Retirement and Pension Plans
     The following table reports total net pension expense for the three- and six-month periods ended June 30, 2007 and 2006.

	(In thousands)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Defined benefit plans:
Service cost	$1,740	$1,519	$3,433	$3,229
Interest cost	6,955	6,080	13,849	12,122
Expected return on plan assets	(9,884)	(8,252)	(19,653)	(16,470)
Amortization of net actuarial loss and prior service costs	252	1,166	414	2,160

Total net pension (income) expense recognized under SFAS No. 87	(937)	513	(1,957)	1,041

Other plans:
Defined contribution plans	2,276	2,357	5,122	4,631
Foreign plans and other	916	872	1,767	1,705

Total other plans	3,192	3,229	6,889	6,336

Total net pension expense	$2,255	$3,742	$4,932	$7,377

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
     During the six months ended June 30, 2007, we made $1.3 million in contributions to our defined benefit pension plans, compared with contributions of $10.0 million during the six months ended June 30, 2006. For the full year 2007, we currently estimate that we will make contributions to our worldwide defined benefit pension plans of approximately $5 million, compared with contributions of $13.7 million for the full year 2006.
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
     Changes in the Company’s accrued product warranty obligation for the six-months ended June 30, 2007 and 2006 were as follows:

	(In thousands)
	Six months ended June 30,
	2007	2006
Balance, beginning of year	$10,873	$9,435
Accruals for warranties issued during the period	3,382	3,537
Settlements made during the period	(3,432)	(3,452)
Other	32	727

Balance, end of period	$10,855	$10,247

Product warranty obligations are reported as current liabilities in the consolidated balance sheet.
Note 12 — Segment Disclosure
     The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production process, distribution methods, and management organizations.
     At June 30, 2007, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2006, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three- and six-month periods ended June 30, 2007 and 2006 can be found in the table on page 15 in the Management Discussion & Analysis section of this Report.

AMETEK, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net Sales
Electronic Instruments	$281,713	$244,031	$564,646	$480,470
Electromechanical	237,755	206,554	460,105	393,982

Consolidated net sales	$519,468	$450,585	$1,024,751	$874,452

Operating income and income before income taxes
Electronic Instruments	$62,157	$50,399	$124,358	$98,111
Electromechanical	43,711	36,752	81,717	68,704

Total segment operating income	105,868	87,151	206,075	166,815
Corporate and other	(9,258)	(8,052)	(19,541)	(16,915)

Consolidated operating income	96,610	79,099	186,534	149,900
Interest and other expenses, net	(12,535)	(10,890)	(24,010)	(21,715)

Consolidated income before income taxes	$84,075	$68,209	$162,524	$128,185

Operations for the second quarter of 2007 compared with the second quarter of 2006
     In the second quarter of 2007, the Company posted record sales, operating income, net income and diluted earnings per share. The Company achieved these results from strong internal growth both in the Electronic Instruments (EIG) and Electromechanical (EMG) Groups, as well as, from contributions by the acquisitions of Pittman in May 2006, Land Instruments in June 2006, Precitech in November 2006, Southern Aeroparts in December 2006, Seacon Phoenix in April 2007, and Advanced Industries, B&S Aircraft and Hamilton Precision Metals in June 2007.
     Net sales for the second quarter of 2007 were $519.5 million, an increase of $68.9 million, or 15.3% when compared with net sales of $450.6 million in the second quarter of 2006. The net sales increase in the second quarter of 2007 was driven by strong internal sales growth of approximately 7%, which excludes a 2% favorable effect of foreign currency, led by the Company’s differentiated businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.
     International sales for the second quarter of 2007 were $254.1 million, or 48.9% of consolidated sales, an increase of $35.6 million, or 16.3% when compared with $218.5 million, or 48.5% of consolidated sales in the same quarter of 2006. The increase in international sales primarily results from

AMETEK, Inc.
Results of Operations (continued)
increased sales from base businesses, which includes the effect of foreign currency as well as the acquisitions of Land Instruments, Pittman and Seacon Phoenix. Increased international sales came mainly from sales to Europe by both Groups.
     Segment operating income for the second quarter of 2007 was $105.9 million, an increase of $18.7 million or 21.4% from $87.2 million in the second quarter of 2006. Segment operating income, as a percentage of sales, increased to 20.4% of sales in the second quarter of 2007 from 19.3% of sales in the second quarter of 2006. The increase in segment operating income resulted from strength in the Company’s differentiated businesses, which includes the profit contributions made by the acquisitions. The margin improvement came from the Company’s differentiated businesses.
     Selling, general and administrative expenses (SG&A) were $62.9 million in the second quarter of 2007, an increase of $9.5 million or 17.8%, when compared with the second quarter of 2006. As a percentage of sales, SG&A expenses were 12.1% in the second quarter of 2007, compared with 11.8% in the same period of 2006 primarily driven by higher selling expenses of the acquired businesses. Base business selling expenses as a percentage of sales were 7.5%, in line with internal sales growth.
     Corporate administrative expenses for the second quarter of 2007 were $9.2 million, an increase of $1.2 million when compared with the same period in 2006. The increase in corporate administrative expenses was primarily the result of higher compensation and consulting costs necessary to grow the Company. As a percentage of sales, corporate administrative expenses in the second quarter of 2007 was 1.8%, unchanged compared to the same period of 2006.
     Consolidated operating income totaled $96.6 million or 18.6% of sales for the second quarter of 2007, compared with $79.1 million, or 17.6% of sales for the same quarter of 2006, an increase of $17.5 million or 22.1%.
     Interest expense was $11.0 million in the second quarter of 2007, an increase of $0.7 million or 6.8%, compared with $10.3 million in the second quarter of 2006. The increase was primarily driven by higher average debt levels incurred to fund the recent acquisitions and higher average interest rates.
     Other expenses, net were $1.5 million in the second quarter of 2007, compared with other expenses, net of $0.6 million for the same period of 2006. The $0.9 million increase was primarily the result of costs associated with an acquisition the Company did not complete.
     The effective tax rate for the second quarter of 2007 was 31.0% compared with 31.9% in the second quarter of 2006. The decrease in the effective tax rate in the second quarter of 2007 primarily reflects recognition of tax benefits from our international tax planning initiatives. In the second quarter of 2006, the Company realized a Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) tax benefit.

AMETEK, Inc.
Results of Operations (continued)
     Net income for the second quarter of 2007 totaled $58.0 million, an increase of 24.7% from $46.5 million in the second quarter of 2006. Diluted earnings per share rose 25.6% to $0.54 per share, compared with $0.43 per share for the second quarter of 2006.
Segment Results
     Electronic Instruments Group (EIG) sales totaled $281.7 million in the second quarter of 2007, an increase of $37.7 million or 15.5% from $244.0 million in the same quarter of 2006. The sales increase was due to internal growth in the Group’s process and analytical, aerospace and power businesses along with the acquisitions of Land Instruments, Precitech, Advanced Industries and B&S Aircraft. Internal growth accounted for approximately 8% of the sales increase, excluding a favorable 2% effect of foreign currency. The acquisitions accounted for the remainder of the increase.
     Operating income of EIG was $62.2 million for the second quarter of 2007, an increase of $11.8 million or 23.4% when compared with the $50.4 million in the second quarter of 2006. Operating margins for the Group were 22.1% of sales in the second quarter of 2007 compared with operating margins of 20.7% of sales in the second quarter of 2006. The increase in segment operating income and margins as a percentage of sales was due to the contribution from the higher sales by the Group’s differentiated businesses.
     Electromechanical Group (EMG) sales totaled $237.8 million in the second quarter of 2007, an increase of $31.2 million or 15.1% from $206.6 million in the same quarter in 2006. The sales increase was due to solid internal growth from the Group’s differentiated businesses, which accounted for approximately 6% of the sales increase, excluding a favorable 1% effect of foreign currency. The acquisitions of Pittman, Southern Aeroparts, Seacon Phoenix and Hamilton Precision Metals primarily accounted for the remainder of the sales increase.
     Operating income of EMG was $43.7 million for the second quarter of 2007, an increase of $6.9 million or 18.8% when compared with the $36.8 million in the second quarter of 2006. EMG’s increase in operating income was primarily due to higher sales from the Group’s differentiated businesses, which includes the acquisitions mentioned above. Operating margins for the Group were at 18.4% of sales in the second quarter of 2007 compared with 17.8% of sales in the second quarter of 2006. The increase in operating margins, as a percentage of sales, was primarily due to the increased contribution from the Group’s differentiated businesses. Additionally, the Group realized a gain on the settlement of a warranty issue with a customer, which was substantially offset by higher material costs.

AMETEK, Inc.
Results of Operations (continued)
Operations for the first six months of 2007 compared with the first six months of 2006.
     Net sales for the first six months of 2007 were $1,024.8 million, an increase of $150.3 million or 17.2%, compared with net sales of $874.5 million reported for the same period of 2006. The net sales increase in the first six months of 2007 was driven by strong internal sales growth of approximately 8%, excluding the favorable 2% effect of foreign currency, led primarily by the Company’s differentiated businesses. Acquisitions contributed the remainder of the net sales increase.
     For the first six months of 2007 international sales were $506.1 million, or 49.4% of consolidated sales, compared with $417.7 million, or 47.8% of consolidated sales, for the comparable period of 2006, an increase of $88.4 million, or 21.2%. The increase in international sales primarily results from increased sales from base businesses, which include the effect of foreign currency as well as the acquisitions of Land Instruments, Pittman, Precitech and Seacon Phoenix. The increased international sales came mainly from sales to Europe and Asia by both Groups.
     Order input for the first six months ended June 30, 2007 was $1,103.4 million, compared with $961.2 million for the same period of 2006, an increase of $142.2 million, or 14.8%. The increase in orders was driven by base businesses, as well as, the acquisitions mentioned previously. As a result, the Company’s backlog of unfilled orders at June 30, 2007 was $615.4 million, compared with $536.8 million at December 31, 2006, an increase of $78.6 million or 14.6%. The increase in the backlog was due to higher order levels in our base differentiated businesses and the 2007 acquisitions of Seacon Phoenix, Advanced Industries and Hamilton Precision Metals.
     Segment operating income for the first six months of 2007 was $206.1 million, an increase of $39.3 million, or 23.6% compared with $166.8 million for the same period of 2006. Segment operating income as a percentage of sales increased to 20.1% of sales in the first six months of 2007 compared with 19.1% of sales for the same period of 2006. The increase in segment operating income resulted from strength in the differentiated businesses of each Group, which includes the profit contributions made by the acquisitions.
     Selling, general and administrative expenses were $124.9 million for the first six months of 2007, an increase of $20.8 million or 20.0%, when compared with $104.1 million in the same period of 2006. Selling expenses, as a percentage of sales, increased to 10.3% for the first six months of 2007, compared with 10.0% for the same period of 2006. The selling expense increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to the business acquisitions. The

AMETEK, Inc.
Results of Operations (continued)
Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses as a percentage of sales were 9.3%, approximating the internal sales growth rate for base businesses.
     Corporate administrative expenses were $19.5 million for the first six months of 2007, an increase of $2.7 million, or 16.1%, when compared with $16.8 million for the same period of 2006. The increase in corporate administrative expenses was primarily a result of higher compensation costs, including equity-based compensation and other expenses necessary to grow the business. As a percentage of sales, corporate administrative expenses were flat at 1.9% for the first six months of 2007 and 2006.
     Consolidated operating income was $186.5 million, an increase of $36.6 million or 24.4% when compared with $149.9 million for the same period of 2006. This represents an operating margin of 18.2% for the first six months of 2007, compared with 17.1% for the same period of 2006.
     Interest expense was $21.9 million for the first six months of 2007, an increase of $1.5 million or 7.4% when compared with $20.4 million in the same period of 2006. The increase was primarily driven by higher average debt levels incurred to fund the recent acquisitions and higher average interest rates.
     Other expenses, net were $2.1 million in the first half of 2007, compared with other expenses, net of $1.3 million for the same period in 2006. The increase in expenses was primarily the result of costs associated with acquisitions the Company did not complete.
     The effective tax rate for the first six months of 2007 was 33.0% compared with 32.3% for the same period of 2006. The increase in the effective tax rate primarily reflects the elimination of the repealed Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) tax benefit, an increase in state income taxes and the adoption of FIN 48 for the recognition of interest and penalties on unrecognized tax benefits, partially offset by recognition of tax benefits which resulted from the Company’s international tax planning initiatives.
     Net income for the first six months of 2007 was $108.9 million, or $1.02 per share on a diluted basis, compared with net income of $86.7 million, or $0.81 per diluted share for the same period of 2006.
Segment Results
     Electronic Instruments Group (EIG) net sales were 564.6 million for the first half of 2007, an increase of $84.2 million or 17.5% compared with the same period of 2006. The sales increase was due to strong internal growth of approximately 10%, excluding the favorable 1% effect of foreign currency, driven by EIG’s aerospace, power and process businesses and by the acquisitions of Land Instruments and Precitech.

AMETEK, Inc.
Results of Operations (continued)
     EIG’s operating income for the first half of 2007 totaled $124.4 million, an increase of $26.3 million or 26.8% when compared with $98.1 million in the first half of 2006. The increase in operating income was primarily the result of the higher base business sales previously mentioned. Operating margins also increased to 22.0% of sales in the first six months of 2007 compared with 20.4% for the same period of 2006. The increase in margins was due to the contribution from the higher sales by the Group’s base differentiated businesses.
     Electromechanical Group (EMG) net sales totaled $460.1 million for the first six months of 2007, an increase of $66.1 million or 16.8% compared with $394.0 million in the same period of 2006. The sales increase was due to solid internal growth of approximately 6%, excluding the favorable 2% effect of foreign currency. The acquisitions primarily accounted for the remainder of the sales increase.
     EMG’s operating income for the first six months of 2007 was $81.7 million, an increase of $13.0 million or 18.9% when compared with the same period of 2006. The operating income increase was due to strength in the Group’s differentiated businesses including the previously mentioned acquisitions. Operating margins increased to 17.8% of sales for the first six months of 2007, compared with 17.4% for the same period of 2006 due to the increased contribution from the Group’s differentiated businesses.
Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $119.9 million in the first half of 2007, compared with $101.7 million for the same period of 2006, an increase of $18.2 million, or 17.9%. The increase in operating cash flow was primarily the result of higher earnings, partially offset by higher working capital requirements necessary to grow the business. In the first half of 2007, the Company made contributions to its defined benefit pension plans totaling $1.3 million compared with $10.0 million for the same period of 2006.
     Cash used for investing activities totaled $117.5 million in the first six months of 2007, compared with $127.0 million in the same period of 2006. In the first six months of 2007, the Company paid $100.3 million for four business acquisitions and one small technology line, net of cash received. The Company paid $114.1 million for three acquisitions and one small technology line, net of cash received in the first six months of 2006. Additions to property, plant and equipment in the first six months of 2007 totaled $17.2 million, compared with $12.8 million in the same period of 2006.
     Cash provided by financing activities totaled $23.6 million in the first six months of 2007, compared with $32.0 million used in the same period of 2006. In the first six months of 2007, the net total borrowings increased by $21.4 million, compared with a net total increase of $36.8 million in the first

AMETEK, Inc.
Financial Condition (continued)
six months of 2006. In June 2007, the Company amended its Revolving Credit facility, increasing the total borrowing capacity from $400 million to $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The amendment also extended the term of the revolver from October 2011 to June 2012. At June 30, 2007, the Company had $432.0 million available under its revolving credit facility, including the $100 million accordion feature. The accounts receivable securitization facility was amended and restated in May 2007, to increase the Company’s available borrowing capacity from $75 million to $110 million as well as extend the expiration date from May 2007 to May 2008. As of June 30, 2007, the Company had utilized $105 million under the accounts receivable securitization facility.
     Additional financing activities for the first six months of 2007 included dividend payments of $12.8 million, compared with $8.4 million in the same period of 2006. The increase in dividends paid was the result of a Board of Directors approved 50% increase in the quarterly dividend rate on the Company’s common stock in the fourth quarter of 2006. Repurchases of the Company’s common stock in first six months of 2007 totaled $2.9 million for 81,000 shares, compared with a total of $5.5 million for 128,000 shares in the first six months of 2006. As of June 30, 2007, $28.5 million was available under the current Board authorization for future share repurchases.
     At June 30, 2007, total debt outstanding was $710.6 million, compared with $681.9 million at December 31, 2006. The Debt-to-capital ratio was 39.6% at June 30, 2007, compared with 41.4% at December 31, 2006.
     As a result of the activities discussed above, the Company’s cash and cash equivalents at June 30, 2007 totaled $76.3 million, compared with $49.1 million at December 31, 2006. The Company believes it has sufficient cash-generating capabilities and available credit facilities to enable it to meet its needs in the foreseeable future.

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
Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of June 30, 2007.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMETEK, Inc.
PART II. OTHER INFORMATION
Item 6. Exhibits
a) Exhibits:

Exhibit
Number	Description

10.1	First Amendment to Revolving Credit Agreement dated as of June 29, 2007.

10.2	Amended and Restated Receivables Sale Agreement dated as of May 31, 2007.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMETEK, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.

(Registrant)
By	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President & Comptroller (Principal Accounting Officer)

August 3, 2007