Form 10-Q
period 2007-09-30
AMETEK INC/
filed 2007-11-02
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The number of shares of the issuer’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 26, 2007 was 107,282,243 shares.

AMETEK, Inc.
Form 10-Q

Page Number
Part I. Financial Information
Item 1. Financial Statements
Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2007 and 2006	3
Consolidated Balance Sheet as of September 30, 2007 and December 31, 2006	4
Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4. Controls and Procedures	23
Part II. Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	25
Signatures	26
Amended & Restated Supplemental Sr Exec Death Benefit Plan
Amended & Restated 2004 Exec Death Benefit Plan
Amended & Restated AMETECK Directors' Death Benefit Plan
Amended & Restated AMETEK Retirement Plan for Directors
Amended & Restated AMETEK Supplemental Exec Retirement Plan
Amended & Restated AMETEK Deferred Compensation Plan
Form of Amended & Restated Termination and Change of Control Agreement
Amended & Restated Termination & Change of Control Agreement
Form of Amended & Restated Restricted Stock Agreement Between Company & Certain Executives
Certification of CEO, Sec 302
Certification of CFO, Sec 302
Certification of CEO, Sec 906
Certification of CFO, Sec 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$528,849	$464,164	$1,553,600	$1,338,616

Expenses:
Cost of sales, excluding depreciation	356,682	318,275	1,050,263	919,351
Selling, general and administrative	65,687	56,197	190,594	160,324
Depreciation	10,476	9,862	30,205	29,211

Total expenses	432,845	384,334	1,271,062	1,108,886

Operating income	96,004	79,830	282,538	229,730
Other (expenses) income:
Interest expense	(12,182)	(11,162)	(34,089)	(31,551)
Other, net	(425)	17	(2,528)	(1,309)

Income before income taxes	83,397	68,685	245,921	196,870
Provision for income taxes	26,153	21,314	79,764	62,773

Net income	$57,244	$47,371	$166,157	$134,097

Basic earnings per share	$0.54	$0.45	$1.57	$1.28

Diluted earnings per share	$0.53	$0.45	$1.55	$1.26

Average common shares outstanding:
Basic shares	106,136	104,667	105,642	104,878

Diluted shares	107,764	106,332	107,359	106,622

Dividends declared and paid per share	$0.06	$0.04	$0.18	$0.12

See accompanying notes.

AMETEK, Inc.
CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$72,557	$49,091
Marketable securities	10,885	9,129
Receivables, less allowance for possible losses	377,934	328,762
Inventories	313,267	236,783
Deferred income taxes	30,853	26,523
Other current assets	40,063	33,775

Total current assets	845,559	684,063

Property, plant and equipment, at cost	796,464	749,822
Less accumulated depreciation	(511,027)	(491,814)

	285,437	258,008

Goodwill	992,473	881,433
Other intangibles, net of accumulated amortization	280,246	199,728
Investments and other assets	110,435	107,644

Total assets	$2,514,150	$2,130,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$233,111	$163,608
Accounts payable	189,276	160,614
Accruals	187,196	156,678

Total current liabilities	609,583	480,900

Long-term debt	547,219	518,267

Deferred income taxes	98,752	65,081
Other long-term liabilities	106,622	99,956

Stockholders’ equity:
Common stock	1,096	1,085
Capital in excess of par value	170,480	134,001
Retained earnings	1,043,789	902,379
Accumulated other comprehensive losses	(20,321)	(33,552)
Treasury stock	(43,070)	(37,241)

	1,151,974	966,672

Total liabilities and stockholders’ equity	$2,514,150	$2,130,876

See accompanying notes.

AMETEK, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2007	2006
Cash provided by (used for):
Operating activities:
Net income	$166,157	$134,097
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	37,626	34,371
Deferred income taxes	4,670	386
Share-based compensation expense	12,345	9,171
Net change in assets and liabilities	(34,101)	(8,742)
Pension contribution	(1,895)	(10,000)
Other	(2,917)	1,344

Total operating activities	181,885	160,627

Investing activities:
Additions to property, plant and equipment	(24,487)	(18,211)
Purchases of businesses and other	(189,529)	(122,209)

Total investing activities	(214,016)	(140,420)

Financing activities:
Net change in short-term borrowings	65,958	6,282
Additional long-term borrowings	—	29,507
Reduction in long-term borrowings	(8,677)	(19,160)
Repurchases of common stock	(5,437)	(21,075)
Cash dividends paid	(19,208)	(12,602)
Excess tax benefits from share-based payments	7,541	3,204
Proceeds from stock options	14,699	6,941
Deferred debt financing fees	(2,247)	—

Total financing activities	52,629	(6,903)

Effect of exchange rate changes on cash and cash equivalents	2,968	2,259

Increase in cash and cash equivalents	23,466	15,563

Cash and cash equivalents:
As of January 1	49,091	35,545

As of September 30	$72,557	$51,108

See accompanying notes.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
Note 1 – Basis of Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2007, and the consolidated results of its operations for the three- and nine-month periods ended September 30, 2007 and 2006 and its cash flows for the nine month periods ended September 30, 2007 and 2006 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.
Note 2 – Recent Accounting Pronouncements
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 resulted in a non-cash reduction of $5.9 million to the January 1, 2007 opening balance of retained earnings (See Note 10).
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS 157.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
Note 3 — Earnings Per Share
     The calculation of basic earnings per share for the three- and nine-month periods ended September 30, 2007 and 2006 is based on the average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share for such periods reflects the effect of all potentially dilutive securities (outstanding common stock options and restricted stock grants). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	Weighted average shares (In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic shares	106,136	104,667	105,642	104,878
Share-based award plans	1,628	1,665	1,717	1,744
Diluted shares	107,764	106,332	107,359	106,622

Note 4 – Acquisitions
     The total investment in the acquisition of five new businesses in the first nine months of 2007 was $214.6 million, which includes $189.0 million in cash, net of cash acquired, as well as assumed debt and other long-term liabilities (which includes a capital lease obligation) of $25.6 million. The acquisitions include Seacon Phoenix (“Seacon”) in April 2007, Advanced Industries, Inc. (“Advanced”), B&S Aircraft Parts and Accessories (“B&S”), and Hamilton Precision Metals (“Hamilton”) in June 2007 and Cameca SAS (“Cameca”) in August 2007. Seacon provides undersea electrical interconnect subsystems to the global submarine market. Advanced manufactures starter generators, brush and brushless motors, vane-axial centrifugal blowers for cabin ventilation, and linear actuators for the business jet, light jet, and helicopter markets. B&S provides third party maintenance, repair and operation (MRO) services, primarily for starter generators and hydraulic and fuel system components, for a variety of business aircraft and helicopter applications. Hamilton produces highly differentiated niche specialty metals used in medical implant devices and surgical instruments, electronic components and measurement devices for aerospace and other industrial markets. Cameca is a manufacturer of high-end elemental analysis systems used in advanced laboratory research, semiconductor and nanotechnology applications. Advanced, B&S and Cameca are part of the Company’s Electronic Instruments Group. Seacon and Hamilton are part of the Company’s Electromechanical Group. The five businesses acquired have annualized sales of approximately $152 million.
     The acquisitions have been accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the operating results of the above acquisitions have been included in the Company’s consolidated results from the respective dates of acquisition.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
     The following table represents the tentative allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value:

In millions
Property, plant and equipment	$25.3
Goodwill	99.7
Other intangible assets	58.7
Net working capital and other (a)	5.3

Allocation of purchase price	$189.0

(a)	“other” includes $25.6 million in debt and other long-term liabilities.
     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The Seacon acquisition is an excellent strategic fit with the Company’s engineered materials, interconnects and packaging business and extends the Company’s reach into new defense markets. The Advanced acquisition complements the Company’s AMPHION product line of power management products for the aerospace industry and broadens our product offering in the power management subsystem market. The B&S acquisition further expands the Company’s position in the third party aerospace MRO market. The Hamilton acquisition is a strategic fit with our engineered materials, interconnects and packaging business and has strong positions in growing specialty metals niche markets within the aerospace and other industrial markets. The Cameca acquisition broadens the Company’s technical capabilities in high-end elemental analysis systems used in advanced laboratory research, semiconductor and nanotechnology applications.
     The Company is in the process of conducting third party valuations of certain tangible and intangible assets acquired, as well as finalizing restructuring plans for certain acquisitions. Adjustments to the allocation of purchase price will be recorded within the purchase price allocation period of up to twelve months subsequent to the dates of acquisition. Therefore, the allocation of the purchase price is subject to revision.
     Had the above acquisitions been made at the beginning of 2007, net sales, net income and diluted earnings per share for the three- and nine-month periods ended September 30, 2007 would not have been materially different than the amounts reported.
     Had the above acquisitions and the acquisitions of Pulsar, Pittman, Land Instruments, Precitech and Southern Aeroparts, which were acquired in February, May, June, November and December 2006, respectively, been made at the beginning of 2006, pro forma net sales, net income, and diluted earnings per share for the three- and nine-month periods ended September 30, 2006, would have been as follows:

	(In millions, except per share)
	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Net sales	$495.1	$1,484.6
Net income	$46.5	$138.3
Diluted earnings per share	$0.44	$1.30
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2006.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
Acquisition subsequent to September 30, 2007
     On November 1, 2007, the Company acquired Umeco Repair and Overhaul (“Umeco R&O”), the leading UK-based independent provider of maintenance, repair and overhaul (MRO) services to the aviation industry for $74 million (£36 million). With annual sales of approximately $58 million (£ 28 million), Umeco R&O adds to the Company’s position in third party MRO services, providing a strong European presence. Umeco R&O operates from multiple locations within the UK and in Toulouse, France and will be a part of AMETEK’s Electromechanical Group.
Note 5 – Goodwill
     The changes in the carrying amounts of goodwill by segment from December 31, 2006 to September 30, 2007, were as follows:

	(In millions)
	EIG	EMG	Total
Balance at December 31, 2006	$531.7	$349.7	$881.4
Goodwill acquired during the period	63.3	36.4	99.7
Purchase price allocation adjustments and other*	(4.3)	(3.2)	(7.5)
Foreign currency translation adjustments	15.5	3.4	18.9

Balance at September 30, 2007	$606.2	$386.3	$992.5

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain preliminary allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.
Note 6 — Inventories
     The components of inventory consist of the following:

	(In thousands)
	September 30,	December 31,
	2007	2006
Finished goods and parts	$61,592	$46,148
Work in process	95,541	56,502
Raw materials and purchased parts	156,134	134,133

Total	$313,267	$236,783

     Inventory increased $76.5 million from December 31, 2006 to September 30, 2007. The 2007 acquisitions added $54.7 million to the September 30, 2007 balance.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
Note 7 – Debt
     In the third quarter of 2007 the Company entered into a private placement to sell $450 million in Senior Notes to a group of institutional investors. The Notes will be issued on two delayed drawing dates. The first funding will occur in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% Senior Notes due December 2017 and $100 million in aggregate principal amount of 6.30% Senior Notes due December 2019. The second funding date will be in July 2008 for $80 million in aggregate principal amount of 6.35% Senior Notes due July 2018. The Notes will carry a weighted-average interest rate of approximately 6.25%. The Notes are subject to certain customary covenants including certain financial covenants. The proceeds from the Notes will be used to fund the repayment of existing indebtedness, including redemption of the $225 million of 7.20% Senior Notes due July of 2008 and for general corporate purposes. The Notes are subject to certain customary covenants including certain financial covenants.
     In June 2007, the Company amended its Revolving Credit facility, increasing the total borrowing capacity from $400 million to $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The amendment also extended the term of the revolver from October 2011 to June 2012. At September 30, 2007, the Company had $367.7 million available under its revolving credit facility, including the $100 million accordion feature.
     The accounts receivable securitization facility was amended and restated in May 2007, to increase the Company’s available borrowing capacity from $75 million to $110 million as well as extend the expiration date from May 2007 to May 2008. As of September 30, 2007, the Company had utilized $85 million under the accounts receivable securitization facility.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
Note 8 — Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders.
     The following table presents comprehensive income for the three- and nine-month periods ended September 30, 2007 and 2006:

	(In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net Income	$57,244	$47,371	$166,157	$134,097
Foreign currency translation adjustment	6,811	(1,029)	6,858	4,941
Foreign currency net investment hedge*	3,631	625	5,749	5,897
Other	183	162	624	232

Total comprehensive income	$67,869	$47,129	$179,388	$145,167

*	Represents the foreign exchange gains on the net investment in certain foreign operations in excess of the foreign exchange losses on non-derivative foreign-currency denominated long-term debt.
Note 9 – Share-Based Compensation
     Under the terms of the Company’s stockholder approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, other management-level employees and its Board of Directors. Employees and non-employee director stock options generally vest over a four-year service period. Restricted stock awards generally cliff-vest at the end of a four year service period. Options primarily have a maximum contractual term of 7 years. At September 30, 2007, 8.9 million shares of common stock were reserved for issuance under the Company’s share-based plans, including 4.0 million stock options outstanding. The Company issues previously un-issued shares when options are exercised, and shares are issued from treasury stock upon the award of restricted stock.
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
     The following weighted average assumptions were used in the Black-Scholes model to estimate the fair values of options granted during the periods indicated:

	Nine Months Ended	Year ended
	September 30, 2007	December 31, 2006
Expected stock volatility	22.5%	24.4%
Expected life of the options (years)	4.7	4.8
Risk-free interest rate	4.50%	4.71%
Expected dividend yield	0.66%	0.50%

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
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
     Total share-based compensation expense recognized under SFAS 123R for the three- and nine- months ended September 30, 2007 and 2006 was as follows:

	(In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock option expense	$1,343	$1,359	$4,491	$4,134
Restricted stock expense *	2,950	1,770	7,854	5,037

Total pretax expense	4,293	3,129	12,345	9,171
Related tax benefit	(1,159)	(765)	(3,419)	(2,312)

Reduction of net income*	$3,134	$2,364	$8,926	$6,859

Reduction of earnings per share*:
Basic	$0.03	$0.02	$0.08	$0.07

Diluted	$0.03	$0.02	$0.08	$0.06

*	The nine months ended September 30, 2007 results reflect the accelerated vesting of restricted stock grants in both the first and third quarters of 2007. See discussion on page 13.
     Pretax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses depending on where the recipient’s cash compensation is reported and is included in segment operating income and as a corporate item for business segment reporting.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
     A summary of the Company’s stock option activity and related information for its option plans for the nine months ended September 30, 2007 was as follows:

			Weighted Average
	Shares	Weighted Average	Remaining Contractual
	(In thousands)	Exercise Price	Life (Years)
Outstanding at beginning of period	4,511	$18.28
Granted	668	36.43
Exercised	(1,075)	13.05
Forfeited	(84)	26.27

Outstanding at end of period	4,020	$22.53	4.1

Exercisable at end of period	2,323	$16.62	3.1

     The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 was $25.8 million. The total fair value of the stock options vested during the nine months ended September 30, 2007 was $5.7 million. The aggregate intrinsic value of the stock options outstanding at September 30, 2007 was $90.5 million. The aggregate intrinsic value of the stock options exercisable at September 30, 2007 was $38.6 million. The weighted average Black-Scholes fair value of stock options granted per share was $9.54 for the nine months ended September 30, 2007 and $9.55 for the year ended December 31, 2006.
     The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the date of grant, is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is defined at the grant date. Restricted stock awards are also subject to accelerated vesting due to certain events. On February 20, 2007, and July 9, 2007, an aggregate of 463,237 shares of restricted stock vested under an accelerated vesting provision. The charge to income due to the accelerated vesting of these shares did not have a material impact on our earnings in the respective quarters in which they vested, or for the first nine months ended September 30, 2007. At September 30, 2007 the Company had 1.1 million shares of restricted stock outstanding.
Note 10 – Income Taxes
     The Company adopted the provisions of FIN 48, Accounting for the Uncertainty in Income Taxes, as of January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $4.7 million increase in liabilities associated with unrecognized tax benefits, including interest and penalties of $2.4

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
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
     The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. The amounts recognized in income tax expense for interest and penalties during the third quarter and nine months ended September 30, 2007 were not significant.
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
Note 11 – Retirement and Pension Plans
     The following table reports total net pension expense for the three- and nine-month periods ended September 30, 2007 and 2006.

	(In thousands)
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Defined benefit plans:
Service cost	$1,735	$1,637	$5,168	$4,866
Interest cost	6,968	6,612	20,817	18,734
Expected return on plan assets	(9,875)	(8,995)	(29,528)	(25,465)
Amortization of net actuarial loss and prior service costs	207	1,080	621	3,240

Total net pension (income) expense recognized under SFAS No. 87	(965)	334	(2,922)	1,375

Other plans:
Defined contribution plans	2,725	1,719	7,847	6,350
Foreign plans and other	944	906	2,711	2,611

Total other plans	3,669	2,625	10,558	8,961

Total net pension expense	$2,704	$2,959	$7,636	$10,336

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
     During the nine months ended September 30, 2007, we made $1.9 million in contributions to our worldwide defined benefit pension plans, compared with contributions of $10.0 million during the nine months ended September 30, 2006. For the full year 2007, we currently estimate that we will make contributions to our worldwide defined benefit pension plans of approximately $5 million, compared with contributions of $13.7 million for the full year 2006.
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
     Changes in the Company’s accrued product warranty obligation for the nine months ended September 30, 2007 and 2006 were as follows:

	(In thousands)
	Nine months ended September 30,
	2007	2006
Balance, beginning of year	$10,873	$9,436
Accruals for warranties issued during the period	7,394	5,466
Settlements made during the period	(7,005)	(5,289)
Warranty accruals related to acquisitions and other	1,995	717

Balance, end of period	$13,257	$10,330

Product warranty obligations are reported as current liabilities in the consolidated balance sheet.
Note 13 — Segment Disclosure
     The Company has two reportable business segments, the Electronic Instruments Group and the Electromechanical Group. The Company aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production process, distribution methods, and management organizations.
     At September 30, 2007, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2006, nor were there any changes in the basis of segmentation, or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three- and nine-month periods ended September 30, 2007 and 2006 can be found in the table on page 16 in the Management Discussion & Analysis section of this Report.
`

AMETEK, Inc.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth sales and income by reportable segment, and consolidated operating income and pretax income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net Sales
Electronic Instruments	$299,006	$262,250	$863,652	$742,720
Electromechanical	229,843	201,914	689,948	595,896

Consolidated net sales	$528,849	$464,164	$1,553,600	$1,338,616

Operating income and income before income taxes
Electronic Instruments	$62,870	$52,000	$187,228	$150,111
Electromechanical	43,045	36,239	124,762	104,943

Total segment operating income	105,915	88,239	311,990	255,054
Corporate and other	(9,911)	(8,409)	(29,452)	(25,324)

Consolidated operating income	96,004	79,830	282,538	229,730
Interest and other expenses, net	(12,607)	(11,145)	(36,617)	(32,860)

Consolidated income before income taxes	$83,397	$68,685	$245,921	$196,870

Operations for the third quarter of 2007 compared with the third quarter of 2006
     In the third quarter of 2007, the Company posted record third quarter sales, operating income, net income and diluted earnings per share. The Company achieved these results from strong internal growth both in the Electronic Instruments (EIG) and Electromechanical (EMG) Groups, as well as, from contributions by the acquisitions of Precitech in November 2006, Southern Aeroparts in December 2006, Seacon Phoenix in April 2007, Advanced Industries, B&S Aircraft and Hamilton Precision Metals in June 2007, and Cameca SAS (“Cameca”) in August 2007.
     Net sales for the third quarter of 2007 were $528.8 million, an increase of $64.6 million, or 13.9% when compared with net sales of $464.2 million in the third quarter of 2006. The net sales increase in the third quarter of 2007 was driven by strong internal sales growth of approximately 6%, which excludes a 2% favorable effect of foreign currency, led by the Company’s differentiated businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.
     International sales for the third quarter of 2007 were $260.6 million, or 49.3% of consolidated sales, an increase of $40.9 million, or 18.6% when compared with $219.8 million, or 47.4% of consolidated sales in the same quarter of 2006. Approximately half of the increase in international sales results from increased

AMETEK, Inc.
Results of Operations (continued)
sales from base businesses, which includes the effect of foreign currency, with the remainder of the increase due to the recent acquistions. Increased international sales came primarily from sales to Europe by both Groups.
     Segment operating income for the third quarter of 2007 was $105.9 million, an increase of $17.7 million or 20.1% from $88.2 million in the third quarter of 2006. Segment operating income, as a percentage of sales, increased to 20.0% in the third quarter of 2007 from 19.0% in the third quarter of 2006. The increase in segment operating income and in operating margins resulted primarily from strength in the Company’s differentiated businesses, which includes the profit contributions made by the acquisitions.
     Selling, general and administrative expenses (SG&A) were $65.7 million in the third quarter of 2007, an increase of $9.5 million or 16.9%, when compared with the third quarter of 2006. As a percentage of sales, SG&A expenses were 12.4% in the third quarter of 2007, compared with 12.1% in the same period of 2006, primarily driven by higher selling expenses of the acquired businesses. Selling expenses, as a percentage of sales, increased to 10.6% in the third quarter of 2007, compared with 10.3% in the same period of 2006. Base business selling expenses increased 7.1% in the third quarter of 2007 compared with the third quarter of 2006, in line with internal sales growth.
     Corporate administrative expenses for the third quarter of 2007 were $9.9 million, an increase of $1.5 million when compared with the same period in 2006. The increase in corporate administrative expenses was primarily the result of higher equity-based compensation due primarily to the accelerated vesting of a restricted stock grant in the current third quarter and other expenses necessary to grow the Company. As a percentage of sales, corporate administrative expenses in the third quarter of 2007 were 1.9%, compared with 1.8% in the same period of 2006.
     Consolidated operating income totaled $96.0 million or 18.2% of sales for the third quarter of 2007, compared with $79.8 million, or 17.2% of sales for the same quarter of 2006, an increase of $16.2 million or 20.3%.
     Interest expense was $12.2 million in the third quarter of 2007, an increase of $1.0 million or 8.9%, compared with $11.2 million in the third quarter of 2006. The increase was driven by higher average debt levels incurred to fund the recent acquisitions and higher average interest rates.
     The effective tax rate for the third quarter of 2007 was 31.4% compared with 31.0% in the third quarter of 2006. The higher effective tax rate in the third quarter of 2007 primarily reflects the elimination of the Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) tax benefit, partially offset by an enacted decrease in the German corporate tax rate in the third quarter of 2007.

AMETEK, Inc.
Results of Operations (continued)
     Net income for the third quarter of 2007 totaled $57.2 million, an increase of 20.7% from $47.4 million in the third quarter of 2006. Diluted earnings per share rose 17.8% to $0.53 per share, compared with $0.45 per share for the third quarter of 2006.
Segment Results
     Electronic Instruments Group (EIG) sales totaled $299.0 million in the third quarter of 2007, an increase of $36.7 million or 14.0% from $262.3 million in the same quarter of 2006. The sales increase was due to internal growth in the Group’s aerospace, power and process and analytical businesses along with the acquisitions of Precitech, Advanced Industries, B&S Aircraft and Cameca. Internal growth accounted for approximately 7% of the sales increase, excluding a favorable 2% effect of foreign currency. The acquisitions accounted for the remainder of the increase.
     Operating income of EIG was $62.9 million for the third quarter of 2007, an increase of $10.9 million or 20.9% when compared with the $52.0 million in the third quarter of 2006. Operating margins for the Group were 21.0% of sales in the third quarter of 2007 compared with operating margins of 19.8% of sales in the third quarter of 2006. The increases in segment operating income and operating margins were due to the contribution from the higher sales by the Group’s aerospace, power and process and analytical businesses.
     Electromechanical Group (EMG) sales totaled $229.8 million in the third quarter of 2007, an increase of $27.9 million or 13.8% from $201.9 million in the same quarter in 2006. The sales increase was due to solid internal growth from both the Group’s cost driven and differentiated businesses, which accounted for approximately 5% of the sales increase, excluding a favorable 1% effect of foreign currency. The acquisitions of Southern Aeroparts, Seacon Phoenix and Hamilton Precision Metals primarily accounted for the remainder of the sales increase.
     Operating income of EMG was $43.0 million for the third quarter of 2007, an increase of $6.8 million or 18.8% when compared with the $36.2 million in the third quarter of 2006. EMG’s increase in operating income was due to higher sales from both the Group’s cost driven and differentiated businesses, which includes the acquisitions mentioned above. Operating margins for the Group were at 18.7% of sales in the third quarter of 2007 compared with 17.9% of sales in the third quarter of 2006. The increase in operating margins was due to the increased contribution from both of the Group’s cost driven and differentiated businesses.
Operations for the first nine months of 2007 compared with the first nine months of 2006.
     Net sales for the first nine months of 2007 were $1,553.6 million, an increase of $215.0 million or 16.1%, compared with net sales of $1,338.6 million reported for the same period of 2006. The net sales increase in the first nine months of 2007 were driven by strong internal sales growth of approximately

AMETEK, Inc.
Results of Operations (continued)
7%, excluding a favorable 2% effect of foreign currency, led primarily by the Company’s differentiated businesses. Acquisitions contributed the remainder of the net sales increase.
     For the first nine months of 2007 international sales were $766.6 million, or 49.3% of consolidated sales, compared with $637.5 million, or 47.6% of consolidated sales, for the comparable period of 2006, an increase of $129.1 million, or 20.3%. Slightly more than half of the increase in international sales results from increased sales from base businesses, which includes the effect of foreign currency, with the remainder of the increase is driven by the recent acquisitions. The increased international sales came mainly from sales to Europe.
     Order input for the first nine months of 2007 was $1,672.7 million, compared with $1,428.5 million for the same period of 2006, an increase of $244.2 million, or 17.1%. As a result, the Company’s backlog of unfilled orders at September 30, 2007 was $655.9 million, compared with $536.8 million at December 31, 2006, an increase of $119.1 million or 22.2%. Slightly more than half of the increase in orders and backlog was driven by the recent acquisitions, which includes acquired backlog, with the remainder of the increase due to strength in our base businesses.
     Segment operating income for the first nine months of 2007 was $312.0 million, an increase of $56.9 million, or 22.3% compared with $255.1 million for the same period of 2006. Segment operating income as a percentage of sales increased to 20.1% in the first nine months of 2007 compared with 19.1% for the same period of 2006. The increase in segment operating income and operating margins resulted from strength in the differentiated businesses of each Group, which includes the profit contributions made by the acquisitions.
     Selling, general and administrative expenses were $190.6 million for the first nine months of 2007, an increase of $30.3 million or 18.9%, when compared with $160.3 million in the same period of 2006. Selling expenses, as a percentage of sales, increased to 10.4% for the first nine months of 2007, compared with 10.1% for the same period of 2006. The selling expense increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to the business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased 8.5% for the first nine months of 2007, compared with the same period of 2006, approximating the internal sales growth rate for base businesses.
     Corporate administrative expenses were $29.4 million for the first nine months of 2007, an increase of $4.2 million, or 16.7%, when compared with $25.2 million for the same period of 2006. The increase in corporate administrative expenses was primarily a result of higher compensation costs, including equity-based compensation associated with the first and third quarter 2007 accelerated vesting of restricted stock grants and other expenses necessary to grow the business. As a percentage of sales, corporate administrative expenses were unchanged at 1.9% for the first nine months of 2007 and 2006.

AMETEK, Inc.
Results of Operations (continued)
     Consolidated operating income was $282.5 million, an increase of $52.8 million or 23.0% when compared with $229.7 million for the same period of 2006. This represents an operating margin of 18.2% for the first nine months of 2007, compared with 17.2% for the same period of 2006.
     Interest expense was $34.1 million for the first nine months of 2007, an increase of $2.5 million or 7.9% when compared with $31.6 million in the same period of 2006. The increase was driven by higher average debt levels incurred to fund the recent acquisitions and higher average interest rates.
     Other expenses, net were $2.5 million in the first nine months of 2007, compared with other expenses, net of $1.3 million for the same period in 2006. The increase in expenses was primarily the result of costs associated with acquisitions the Company did not complete.
     The effective tax rate for the first nine months of 2007 was 32.4% compared with 31.9% for the same period of 2006. The increase in the effective tax rate primarily reflects the elimination of the repealed Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) tax benefit, an increase in state income taxes and the adoption of FIN 48 for the recognition of interest and penalties on unrecognized tax benefits, partially offset by an enacted change in a foreign corporate tax rate in the third quarter of 2007, as well as, recognition of tax benefits which resulted from the Company’s international tax planning initiatives.
     Net income for the first nine months of 2007 was $166.2 million, or $1.55 per share on a diluted basis, compared with net income of $134.1 million, or $1.26 per diluted share for the same period of 2006.
Segment Results
     Electronic Instruments Group (EIG) net sales were $863.7 million for the first nine months of 2007, an increase of $120.9 million or 16.3% compared with $742.7 million for the same period of 2006. The sales increase was due to strong internal growth of approximately 9%, excluding a favorable 2% effect of foreign currency, driven by EIG’s aerospace, power, process and analytical businesses and the acquisitions of Land Instruments, Precitech and Cameca.
     EIG’s operating income for the first nine months of 2007 totaled $187.2 million, an increase of $37.1 million or 24.7% when compared with $150.1 million in the first nine months of 2006. The increase in operating income was primarily the result of the higher base business sales previously mentioned. Operating margins increased to 21.7% of sales in the first nine months of 2007 compared with 20.2% for the same period of 2006. The increase in operating margins was due to the contribution from the higher sales by the Group’s base differentiated businesses.

AMETEK, Inc.
Results of Operations (continued)
     Electromechanical Group (EMG) net sales totaled $689.9 million for the first nine months of 2007, an increase of $94.0 million or 15.8% compared with $595.9 million in the same period of 2006. The sales increase was due to solid internal growth of approximately 6%, excluding a favorable 1% effect of foreign currency. The acquisitions primarily accounted for the remainder of the sales increase.
     EMG’s operating income for the first nine months of 2007 was $124.8 million, an increase of $19.9 million or 19.0% when compared with $104.9 million for the same period of 2006. The operating income increase was due to strength in the Group’s differentiated businesses, including the previously mentioned acquisitions. Operating margins increased to 18.1% of sales for the first nine months of 2007, compared with 17.6% for the same period of 2006 due to the increased contribution from the Group’s differentiated businesses.
Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $181.9 million in the first nine months of 2007, compared with $160.6 million for the same period of 2006, an increase of $21.3 million, or 13.3%. The increase in operating cash flow was primarily the result of higher earnings, partially offset by higher working capital investments necessary to grow the business. In the first nine months of 2007, the Company made contributions to its defined benefit pension plans totaling $1.9 million compared with $10.0 million for the same period of 2006.
     Cash used for investing activities totaled $214.0 million in the first nine months of 2007, compared with $140.4 million in the same period of 2006. In the first nine months of 2007, the Company paid $189.0 million for five business acquisitions and one small technology line, net of debt and other long — term liabilities assumed of $25.6 million and cash acquired. The Company paid $124.1 million for business and product line acquisitions in the first nine months of 2006, net of cash acquired. Additions to property, plant and equipment in the first nine months of 2007 totaled $24.5 million, compared with $18.2 million in the same period of 2006.
     Cash provided by financing activities totaled $52.6 million in the first nine months of 2007, compared with $6.9 million used in the same period of 2006. In the first nine months of 2007, the net total borrowings increased by $57.3 million, compared with a net total increase of $16.6 million in the first nine months of 2006.
     In the third quarter of 2007 the Company entered into a private placement to sell $450 million in Senior Notes to a group of institutional investors. The Notes will be issued on two delayed drawing dates. The first funding will occur in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% Senior Notes due December 2017 and $100 million in aggregate

AMETEK, Inc.
Financial Condition (continued)
principal amount of 6.30% Senior Notes due December 2019. The second funding date will be in July 2008 for $80 million in aggregate principal amount of 6.35% Senior Notes due July 2018. The Notes will carry a weighted-average interest rate of approximately 6.25%. The proceeds from the Notes will be used to fund the repayment of existing indebtedness, including redemption of the $225 million of 7.20% Senior Notes due July of 2008 and for general corporate purposes. The Notes are subject to certain customary covenants including certain financial covenants.
     In June 2007, the Company amended its Revolving Credit facility, increasing the total borrowing capacity from $400 million to $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The amendment also extended the term of the revolver from October 2011 to June 2012. At September 30, 2007, the Company had $367.7 million available under its revolving credit facility, including the $100 million accordion feature.
     The accounts receivable securitization facility was amended and restated in May 2007, to increase the Company’s available borrowing capacity from $75 million to $110 million as well as extend the expiration date from May 2007 to May 2008. As of September 30, 2007, the Company had utilized $85 million under the accounts receivable securitization facility.
     Additional financing activities for the first nine months of 2007 include net cash proceeds from the exercise of employee stock options of $14.7 million compared with $6.9 million in the same period of 2006. Cash dividend payments were $19.2 million for the first nine months of 2007, compared with $12.6 million in the same period of 2006. The increase in dividends paid was the result of a Board of Directors approved 50% increase in the quarterly dividend rate on the Company’s common stock in the fourth quarter of 2006. Repurchases of the Company’s common stock in first nine months of 2007 totaled $5.4 million for approximately 144,000 shares, compared with a total of $21.1 million for 750,000 shares in the first nine months of 2006. As of September 30, 2007, $25.9 million was available under the current Board authorization for future share repurchases.
     At September 30, 2007, total debt outstanding was $780.3 million, compared with $681.9 million at December 31, 2006. The debt-to-capital ratio was 40.4% at September 30, 2007, compared with 41.4% at December 31, 2006.
     As a result of the activities discussed above, the Company’s cash and cash equivalents at September 30, 2007 totaled $72.6 million, compared with $49.1 million at December 31, 2006. The Company believes it has sufficient cash-generating capabilities, available credit facilities and access to long-term capital funds to enable it to meet its needs in the foreseeable future.

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
Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of September 30, 2007.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

AMETEK, Inc.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchase of equity securities by the issuer and affiliated purchasers.
     The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2007:

			Total Number of
			Shares
			Purchased as	Approximate Dollar
	Total Number of		Part of Publicly	Value of Shares that
	Shares	Average Price	Announced Plan	May Yet Be Purchased
Period	Purchased (1)	Paid per Share	(2)	Under the Plan

July 1, 2007 to July 31, 2007	62,607	$41.01	62,607	$25,915,407
August 1, 2007 to August 31, 2007	—	—	—	25,915,407
September 1, 2007 to September 30, 2007	—	—	—	25,915,407

Total	62,607	$41.01	62,607

(1)	The total number of shares purchased in the third quarter of 2007 was for shares surrendered to the Company to satisfy tax withholding obligations in the connection with the accelerated vesting of restricted stock issued to employees.

(2)	The Company’s Board of Directors has authorized repurchases of up to $50.0 million of its common stock. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion. This column discloses the number of shares purchased pursuant to the Board’s authorization.

Item 6. Exhibits
     a) Exhibits:

Exhibit
Number	Description

10.1	Amended and restated Supplemental Senior Executive Death Benefit Plan of AMETEK, Inc. dated as of July 25, 2007.

10.2	Amended and restated 2004 Executive Death Benefit Plan of AMETEK, Inc. dated as of July 25, 2007.

10.3	Amended and restated AMETEK, Inc. Directors’ Death Benefit Plan, dated as of October 24, 2007.

10.4	Amended and restated AMETEK, Inc. Retirement Plan for Directors, dated as of October 24, 2007.

10.5	Amended and restated AMETEK, Inc. Supplemental Executive Retirement Plan, dated as of October 24, 2007.

10.6	Amended and restated AMETEK, Inc. Deferred Compensation Plan, dated as of October 24, 2007.

10.7	Form of amended and restated Termination and Change of Control Agreement between the Company and a named executive, dated as of October 24, 2007.

10.8	Amended and restated Termination and Change of Control Agreement between the Company and a named executive, dated as of October 24, 2007.

10.9	Form of amended and restated Restricted Stock Agreement between the Company and certain executives of the Company, dated as of October 24, 2007.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

AMETEK, Inc.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President and Comptroller (Principal Accounting Officer)

November 2, 2007