Form 10-K
period 2007-12-31
AMETEK INC/
filed 2008-02-27
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $4,246,300,799 the last business day of registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of January 31, 2008, was 107,142,959.

Documents Incorporated By Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on April 22, 2008.

AMETEK, Inc.

2007 Form 10-K Annual Report

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

Website Access to Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com (in the “Investors — Financial News and Information” section), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company has posted, free of charge, to the investor information portion of its website, its corporate governance guidelines, board committee charters and codes of ethics. Such documents are also available in published form, free of charge to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 37 North Valley Road, Building 4, Paoli, PA 19301.

Products and Services

The Company markets its products worldwide through two operating groups, the Electronic Instruments Group (“EIG”) and the Electromechanical Group (“EMG”). EIG builds monitoring, testing, calibration and display devices for the process, aerospace, industrial and power markets. EMG is a supplier of electromechanical devices. EMG produces highly engineered electromechanical connectors for hermetic (moisture-proof) applications, specialty metals for niche markets, and brushless air-moving motors, blowers, and heat exchangers. End markets include aerospace, defense, mass transit, medical and office products. The Company believes that EMG is the world’s largest manufacturer of air-moving electric motors for vacuum cleaners, and is a prominent producer of motors for other floor care products. The Company continues to grow through strategic acquisitions focused on differentiated niche markets in instrumentation and electromechanical devices.

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

Experienced Management Team.  Another key component of AMETEK’s success is the strength of its management team and its commitment to the performance of the Company. AMETEK’s senior management has extensive experience, averaging approximately 23 years with the Company, and is financially committed to the Company’s success through Company-established stock ownership guidelines, and equity incentive programs.

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

AMETEK’s Corporate Growth Plan consists of four key strategies:

Operational Excellence.  Operational Excellence is AMETEK’s cornerstone strategy for improving profit margins and strengthening the Company’s competitive position across its businesses. Through its Operational Excellence strategy, the Company seeks to reduce production costs and improve its market positions. The strategy has played a key role in achieving synergies from newly acquired companies. AMETEK believes that Operational Excellence, which focuses on Six Sigma process improvements, global sourcing and lean manufacturing, and also emphasizes team building and a participative management culture, has enabled the Company to improve operating efficiencies and product quality, increase customer satisfaction and yield higher cash flow from operations, while lowering operating and administrative costs and shortening manufacturing cycle times.

New Product Development.  New products are a key internal growth driver. AMETEK’s new product development pipeline is filled with promising and innovative instruments and differentiated electromechanical devices. Among the most recent product introductions are:

•	SPECTRO ARCOS Optical Emission Spectrometer, which provides ultratrace analysis of metals and organic materials for regulatory and environmental compliance;

•	High-accuracy 7230 HT Series Digital Level Sensor, a versatile, multivariable level sensor developed specifically for hard-to-measure environments, including mixed hydrocarbons and other oil and gas applications;

•	Compact, high-resolution ORTEC® Interchangeable Detector Module, designed to serve as a building block for a wide range of highly reliable nuclear material detection, surveillance and monitoring systems;

•	New Turbo-Masstm Flow Meter, designed specifically for light business jets and helicopters. It incorporates solid-state electronics and a highly reliable turbine flow meter design, making it the lightest, smallest flow meter in its class;

•	JOFRA® ATC-125 Ultra-Cooler, the first dry-block calibrator capable of reaching -90°C and temperatures as high as 125°C. Its revolutionary cooling technology ensures high accuracy and stable instrument calibration;

•	The latest generation of ADVANTEK II and INFIN-A-TEK vacuum motors, which incorporates environmentally friendly features that allow for higher performance, greater efficiency, reduced noise, long life and better indoor air quality;

•	Innovative Fixed Thermal Imaging System from Land Instruments, which provides continuous thermal mapping of process operations. It utilizes the latest focal plane array and digital processing technologies and is designed for demanding industrial environments;

•	New PITTMAN® brushless DC servo micro-motors, designed to deliver more power using less energy for medical instruments, dental drills, power tools, home appliances, computer hardware, marine pumps and automotive devices;

•	The Talysurftm CCI Shop Floor System, which takes noncontact, ultraprecision surface measurement out of the laboratory and onto the shop floor within a high-quality enclosure that protects the system from vibration and environmental disturbances.

Global and Market Expansion.  AMETEK’s largest international presence is in Europe, where it has operations in the United Kingdom, Germany, Denmark, Italy, the Czech Republic, France, Austria and the Netherlands. These operations provide design and engineering capability, product-line breadth, enhanced European distribution channels, and low-cost production. AMETEK has a leading market position in European floor care motors and a significant presence in many of its instrument businesses. It has grown sales in Latin America and Asia by building and expanding low-cost electric motor and instrument plants in Reynosa, Mexico, and motor manufacturing plants near Sao Paulo, Brazil and in Shanghai, China. It also continues to achieve geographic expansion and market expansion in Asia through joint ventures in China, Taiwan and Japan and a direct sales and marketing presence in Singapore, Japan, China, Taiwan, Hong Kong, South Korea, the Middle East and Russia.

Strategic Acquisitions and Alliances.  The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired businesses. Since the beginning of 2004, to the date of this report, the Company has completed 17 acquisitions with annualized sales totaling approximately $730 million, including seven acquisitions in 2007 representing approximately $230 million in annualized sales (see “Recent Acquisitions”). Those acquisitions have enhanced AMETEK’s position in analytical instrumentation, aerospace, and electrical interconnects and packaging. Through these and prior acquisitions, the Company’s management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue this acquisition strategy.

2007 Overview

Operating Performance

In 2007, AMETEK generated sales of $2.1 billion, an increase of 17% from 2006, and increased net income by 25%. The Company set records for sales, operating income, net income and diluted earnings per share. This strong performance was driven by strong internal growth in each of the Company’s two reportable segments, the contribution of recently acquired businesses and the Company’s continuing cost reduction initiatives. Additionally, AMETEK generated record cash flow from operating activities during 2007 that totaled $278.5 million, a 23% increase from 2006.

Financing

The accounts receivable securitization facility was amended and restated in May 2007 to increase the Company’s available borrowing capacity from $75 million to $110 million as well as extend the expiration date from May 2007 to May 2008. In June 2007, the Company amended its revolving credit facility, increasing the total borrowing capacity from $400 million to $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The amendment also extended the term of the facility from October 2011 to June 2012. In the third quarter of 2007, the Company completed a private placement agreement to sell $450 million in senior notes to a group of institutional investors. There are two funding dates for the senior notes. The first funding occurred in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% senior notes due December 2019. The second funding date will be in July 2008 for $80 million in aggregate principal amount of 6.35% senior notes due July 2018. The notes will carry a weighted average interest rate of approximately 6.25%.

Recent Acquisitions

The Company spent $300.6 million for seven new business acquisitions in 2007. The seven businesses acquired have annualized sales of approximately $230 million.

In April 2007, the Company acquired Seacon Phoenix, subsequently renamed Sea Connect Products (“SCP”). SCP provides undersea electrical interconnect subsystems to the global submarine market. SCP is a part of the Company’s Electromechanical Group.

In June 2007, the Company acquired Advanced Industries, Inc. (“Advanced”) and B&S Aircraft Parts Accessories (“B&S”). Advanced manufactures starter generators, brush and brushless motors, vane-axial centrifugal blowers for cabin ventilation, and linear actuators for the business jet, light jet, and helicopter markets. B&S provides third-party maintenance, repair and overhaul (MRO) services, primarily for starter generators and hydraulic and fuel system components, for a variety of business aircraft and helicopter applications. Both businesses are a part of the Company’s Electronic Instruments Group.

Also in June 2007, the Company acquired Hamilton Precision Metals (“Hamilton”). Hamilton produces highly differentiated niche specialty metals used in medical implant devices and surgical instruments, electronic components and measurement devices for aerospace and other industrial markets. Hamilton is a part of the Company’s Electromechanical Group.

In August 2007, the Company acquired Cameca SAS (“Cameca”). Cameca is a manufacturer of high-end elemental analysis systems used in advanced laboratory research, semiconductor and nanotechnology applications. Cameca is part of the Company’s Electronic Instruments Group.

In November 2007, the Company acquired the Repair & Overhaul Division of Umeco plc (“Umeco”). Umeco is a leading independent provider of MRO services to the aviation industry in Europe. Umeco is part of the Company’s Electromechanical Group.

In December 2007, the Company acquired California Instruments. California Instruments is a leader in programmable alternating current (AC) power sources used to test electrical and electronic products. California Instruments is part of the Electronic Instruments Group.

Financial Information About Reportable Segments, Foreign Operations, and Export Sales

Geographic information and reportable segments are shown on pages 67-69 of this report.

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

The Company’s international sales increased 22% in 2007 to $1,053.7 million, representing 49% of total sales in 2007 compared with 48% in 2006. The increase was driven by both internal growth and acquisitions. The Company increased export sales of products manufactured in the United States as well as sales from overseas operations.

Description of Business

The products and markets of each reportable segment are described below:

EIG

EIG is comprised of a group of differentiated businesses. EIG applies its specialized market focus and technology to manufacture instruments used for testing, monitoring and calibration for the process, aerospace, industrial and power markets. EIG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EIG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including aerospace engine sensors, heavy-vehicle instrument panels, analytical instrumentation, level measurement products, power instruments and pressure gauges. It has joint venture operations in Japan, China and Taiwan. Approximately 54% of EIG’s 2007 sales were to markets outside the United States.

EIG employs approximately 5,400 people, of whom approximately 700 are covered by collective bargaining agreements. EIG has 45 manufacturing facilities: 29 in the United States, seven in the United Kingdom, four in Germany, one in France, one in Austria, one in Denmark, one in South America and one in Canada. EIG also shares manufacturing facilities with EMG in Mexico.

Process and Analytical Instrumentation Markets and Products

Approximately 66% of EIG sales are from instruments for process and analytical measurement and analysis. These include: oxygen, moisture, combustion and liquid analyzers; emission monitors; spectrometers; mechanical and electronic pressure sensors and transmitters; radiation measurement devices; level measurement devices; precision pumping systems; and force-measurement and materials testing instrumentation. EIG’s focus is on the process industries, including oil, gas and petrochemical refining, power generation, specialty gas production, water and waste treatment, natural gas distribution, and semiconductor manufacturing. AMETEK’s analytical instruments are also used for precision measurement in a number of other applications including radiation detection for Homeland Security, materials analysis and nanotechnology research.

Cameca, acquired in August 2007, manufactures high-end elemental analysis systems used in advanced laboratory research, semiconductor and nanotechnology applications. Cameca’s instruments measure the elemental and isotopic composition of micro- or nanovolumes at the surface or below the surface of a solid object. This extremely sensitive technology can measure atoms down to the part per billion level. The customer base, which is very diverse, includes semiconductor labs, semiconductor manufacturers and academic, governmental and industrial labs engaged in advanced research in nanotechnology, metals and nuclear science.

Land Instruments, acquired in June 2006, offers a full range of on-line optical temperature measurement instrumentation for industrial applications, including spot thermometers, line scanners and thermal imagers. These instruments, which measure temperatures up to 3000 degrees Celsius, are widely used by the metal, glass and mineral processing industries. The addition of Land Instruments’ high-temperature monitoring and control systems expands AMETEK’s on-line process monitoring capabilities, adding to our existing strengths in gas analysis for environmental applications.

Precitech, acquired in November 2006, designs and manufactures ultraprecise single-point and multi-axis diamond turning machining systems for applications requiring nanometric levels of accuracy. Its acquisition broadens our product offering for rapidly growing nanotechnology applications. Its products complement those of Taylor Hobson, which is a leading manufacturer of ultraprecision measurement instrumentation.

Power and Industrial Instrumentation Markets and Products

Approximately 17% of EIG sales are to the power and industrial instrumentation markets.

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

EIG’s vehicular information systems business is a leading North American manufacturer of dashboard instruments for heavy trucks, and is also among the major suppliers of similar products for construction vehicles. It has strong product development capability in solid-state instruments that primarily monitor engine operating parameters. Through its NCC business, EIG has a leading position in the food service instrumentation market and is a primary source for stand-alone and integrated timing controls for the food service industry.

California Instruments, acquired in December 2007, is a leader in programmable alternating current (AC) power sources used to test electrical and electronic products.

Pulsar, acquired in February 2006, is a supplier of power line carrier systems for relay communications equipment and fully integrated multiplexer systems for general power and telecommunication applications. This equipment provides communications between power substations for the protective relays on electric power lines to facilitate their operation and provide critical feedback on the faults and functioning of the electric transmission grid.

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

Advanced Industries, Inc. (“Advanced”), acquired in June 2007, manufactures starter generators, brush and brushless motors, vane-axial and centrifugal blowers for cabin ventilation, and linear actuators for the business jet, light jet and helicopter markets. These differentiated products complement our AMPHION product line of power management products for the aerospace industry and will broaden our product offering in the power management subsystem market.

B&S Aircraft Parts & Accessories (“B&S”), also acquired in June 2007, provides third-party MRO services, primarily for starter generators and hydraulic and fuel system components, for a variety of business aircraft and helicopter applications.

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 12% of EIG’s 2007 sales were made to its five largest customers, and no one customer accounted for 10% or more of 2007 consolidated sales.

EMG

EMG is among the leaders in many of the specialized markets it serves, including highly engineered motors, blowers, fans, heat exchangers, connectors, and other electromechanical products or systems for commercial and military aerospace applications, defense, medical equipment, business machines and computers and other power or industrial applications. In its cost-driven motor business, the Company believes that EMG is the world’s largest producer of high-speed, air-moving electric motors for OEMs of floor care products. EMG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. Approximately 43% of EMG’s 2007 sales were to customers outside the United States.

EMG employs approximately 5,600 people, of whom approximately 2,200 are covered by collective bargaining agreements (including some that are covered by local unions). It has 42 manufacturing facilities: 24 in the United States, eight in the United Kingdom, three in France, two in Italy, two in Mexico, one in China, one in the Czech Republic, and one in Brazil.

Differentiated Businesses

Differentiated businesses account for an increasing proportion of EMG’s overall sales base. Differentiated businesses represented 69% of EMG’s sales in 2007 and are comprised of the engineered materials, interconnects and packaging businesses and the technical motors and systems businesses.

Engineered Materials, Interconnects and Packaging Markets and Products

Approximately 29% of EMG sales are engineered materials, interconnects and packaging products. AMETEK is an innovator and market leader in specialized metal powder, strip, wire, and bonded products. It produces stainless steel and nickel clad alloys; stainless steel, cobalt, and nickel alloy powders; metal strip; specialty shaped and electronic wire; and advanced metal matrix composites used in electronic thermal management. Its products are used in automotive, appliance, medical and surgical, aerospace, telecommunications, marine and general industrial applications. Its niche market focus is based upon proprietary manufacturing technology and strong customer relationships.

Hamilton Precision Metals, Inc. (“Hamilton”), acquired in June 2007, produces precision metal strip and foil for niche markets such as metals used in medical implant devices and surgical instruments, electronic components and measurement devices for aerospace and other industrial markets.

SCP, acquired in April 2007, produces undersea electrical interconnect subsystems for the global submarine market. It adds to the Company’s position in highly engineered hermetically sealed electrical interconnects and microelectronic packaging used to protect sophisticated electronics in aerospace, defense, telecommunications and industrial applications.

Technical Motors and Systems Markets and Products

Technical motors and systems, representing 40% of EMG’s 2007 sales, consist of brushless motors, blowers and pumps as well as other electromechanical systems. These products are used in aerospace, business machines, computer equipment, defense, mass transit vehicles, medical equipment, power, and industrial applications.

EMG produces electronically commutated (brushless) motors, blowers and pumps that offer long life, reliability and near maintenance-free operation. These motor-blower systems and heat exchangers are used for thermal management and other applications on a wide variety of military and commercial aircraft and military ground vehicles, and are used increasingly in medical and other applications, in which their long life, spark-free and reliable operation is very important. These motors provide cooling and ventilation for business machines, computers, and mass transit vehicles. In the emerging fuel cell market, AMETEK is working closely with many of the leading developers of fuel cell technology to produce blowers and pumps specifically developed for these applications.

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

Southern Aeroparts Inc., acquired in December 2006, enabled the Company to establish a meaningful presence in the third-party MRO business providing repair and overhaul services on hydraulic, pneumatic and electromechanical components. These include power control units, hydraulic actuators, hydraulic flight controls, cargo handling systems, fans and blowers, airframe and power actuation systems.

Umeco R&O, acquired in November 2007, provides an extensive array of MRO services for electrical and electronic equipment, fluid power devices, hydraulic components, actuation systems, landing gear, wheels and brakes, and safety equipment. Umeco R&O operates from multiple locations in the United Kingdom and Toulouse, France.

Floor Care and Specialty Motor Markets and Products

Approximately 31% of EMG sales are to floor care and specialty motor markets, where it has the leading share, through its sales of air-moving electric motors to most of the world’s major floor care OEMs, including vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor care products, ranging from hand-held, canister, and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

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

EMG focuses its new product development on reducing costs and achieving performance enhancements from its motors and motor-blowers. The latest generations of ADVANTEK II and INFIN-A-TEK vacuum motors incorporate environmentally friendly features, including innovations in fan design, materials and assembly techniques that allow for higher performance, greater efficiency, reduced noise, long life and better indoor air quality.

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 14% of EMG’s sales for 2007 were made to its five largest customers, and no one customer accounted for 10% or more of 2007 consolidated sales.

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

EMG’s differentiated businesses have competition from a limited number of companies in each of their markets. Competition is generally based on product innovation, performance and price. There also is competition from alternative materials and processes. In its cost-driven businesses, EMG has limited domestic competition in the U.S. floor care market from independent manufacturers. Competition is increasing from Asian motor manufacturers that serve both the U.S. and the European floor care markets. Increasingly, global vacuum motor production is being shifted to Asia where AMETEK has a smaller but growing market position. There is potential competition from vertically integrated manufacturers of floor care products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production.

Backlog and Seasonal Variations of Business

The Company’s approximate backlog of unfilled orders by business segment at the dates specified below was as follows:

	December 31,
	2007	2006	2005
	(In millions)

Electronic Instruments	$314.1	$248.2	$216.0
Electromechanical	374.1	288.6	224.7

Total	$688.2	$536.8	$440.7

The higher backlog at December 31, 2007 was primarily due to the seven businesses acquired in 2007, as well as increased order rates, primarily in the Company’s differentiated businesses.

Of the total backlog of unfilled orders at December 31, 2007, approximately 85% is expected to be shipped by December 31, 2008. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

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

Research, Product Development and Engineering

The Company is committed to research, product development, and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development, and engineering costs before customer reimbursement were $102.9 million, $87.6 million and $75.9 million, in 2007, 2006 and 2005, respectively. Customer reimbursements in 2007, 2006 and 2005 were $7.1 million, $6.4 million and $8.9 million, respectively. These amounts included net Company-funded research and development expenses of $52.9 million, $42.0 million and $34.8 million, respectively. All such expenditures were directed toward the development of new products and processes, and the improvement of existing products and processes.

Environmental Matters

Information with respect to environmental matters is set forth on pages 32-33 of this report in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters”.

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

Employees

At December 31, 2007, the Company employed approximately 11,300 people in its EMG, EIG and corporate operations, of whom approximately 2,900 employees were covered by collective bargaining agreements. The Company has four collective bargaining agreements that will expire in 2008, which cover less than 250 employees. The Company expects no material adverse effects from the pending labor contract negotiations.

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

You should consider carefully the following risk factors and all other information contained in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, results of operations, liquidity and financial condition.

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate recent and future acquisitions.

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2004, we have completed 17 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategies in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:

•	Our ability to identify acceptable acquisition candidates;

•	The impact of increased competition for acquisitions, which may increase acquisition costs and affect our ability to consummate acquisitions on favorable terms and may result in us assuming a greater portion of the seller’s liabilities;

•	Successfully integrating acquired businesses, including integrating the financial, technological and management processes, procedures and controls of the acquired businesses with those of our existing operations;

•	Adequate financing for acquisitions being available on terms acceptable to us;

•	U.S. and foreign competition laws and regulations affecting our ability to make certain acquisitions;

•	Unexpected losses of key employees, customers and suppliers of acquired businesses;

•	Mitigating assumed, contingent and unknown liabilities; and

•	Challenges in managing the increased scope, geographic diversity and complexity of our operations.

The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Furthermore, even if successfully integrated, the acquired business may not achieve the results we expected or produce expected benefits in the time frame planned. Failure to continue with our acquisition strategy and the successful integration of acquired businesses could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We may experience unanticipated start-up expenses and production delays in opening new facilities or product line transfers.

Certain of our businesses are relocating, or have recently relocated manufacturing operations to low-cost locales. Unanticipated start-up expenses and production delays in opening new facilities or completing product line transfers, as well as possible underutilization of our existing facilities, could result in production inefficiencies, which would adversely affect our business and operations.

Our substantial international sales and operations are subject to customary risks associated with international operations.

International sales for 2007 and 2006 represented approximately 49% and 48% of our total net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. International operations are subject to the customary risks of operating in an international environment, including:

•	Potential imposition of trade or foreign exchange restrictions;

•	Overlap of different tax structures;

•	Unexpected changes in regulatory requirements;

•	Changes in tariffs and trade barriers;

•	Fluctuations in foreign currency exchange rates, including changes in the relative value of currencies in the countries where we operate, subjecting us to exchange rate exposures;

•	Restrictions on currency repatriation;

•	General economic conditions;

•	Unstable political situations;

•	Nationalization of assets; and

•	Compliance with a wide variety of international and U.S. laws and regulatory requirements.

Our international sales and operations may be adversely impacted by compliance with export laws.

We are required to comply with various import, export, export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting a controlled item. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation.

Any inability to hire, train and retain a sufficient number of skilled officers and other employees could impede our ability to compete successfully.

If we cannot hire, train and retain a sufficient number of qualified employees, we may not be able to effectively integrate acquired businesses and realize anticipated performance results from those businesses, manage our expanding international operations, and otherwise profitably grow our business. Even if we do hire and retain a sufficient number of employees, the expense necessary to attract and motivate these officers and employees may adversely affect our results of operations.

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

A shortage of, or price increases in, our raw materials could increase our operating costs.

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

Our existing revolving credit facility and other debt agreements contain restrictive covenants, including restrictions on our ability to incur additional indebtedness. These restrictions could limit our ability to effectuate future acquisitions or restrict our financial flexibility.

Our goodwill and other intangible assets represent a substantial amount of our total assets and write-off of such substantial goodwill and intangible assets could have a negative impact on our financial condition and results of operations.

Our total assets reflect substantial intangible assets, primarily goodwill. At December 31, 2007, goodwill and other intangible assets totaled approximately $1,358 million, or about 49% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, we could reflect, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has 87 operating plant facilities in 20 states and 12 foreign countries. Of these facilities, 54 are owned by the Company and 33 are leased. The properties owned by the Company consist of approximately 653 acres, of which approximately 6.2 million square feet are under roof. Under lease is a total of approximately 1,350,000 square feet. The leases expire over a range of years from 2008 to 2040, with renewal options for varying terms contained in most of the leases. Production facilities in Taiwan, China and Japan provide the Company with additional production capacity through the Company’s investment in 50% or less owned joint ventures. The Company’s executive offices in Paoli, PA, occupy approximately 34,000 square feet under a lease that expires in September 2010.

The Company’s machinery and equipment, plants, and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

	Number of Operating
	Plant Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased

Electronic Instruments	27	18	2,416,000	876,000
Electromechanical	27	15	2,446,000	474,000

Total	54	33	4,862,000	1,350,000

Item 3.	Legal Proceedings

The Company and/or its subsidiaries have been named as defendants, along with many other companies, in a number of asbestos-related lawsuits. To date, no judgments have been entered against the Company. The Company believes it has strong defenses to the claims, and intends to continue to defend itself vigorously in these matters. Other companies are also indemnifying the Company against certain of these claims. To date, these parties have met their obligations in all material respects; however, one of these companies recently filed for bankruptcy liquidation. (Also see Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 16 to the Consolidated Financial Statements.)

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME”. On January 31, 2008, there were approximately 2,289 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements, and other relevant factors.

The Company repurchased, under its share repurchase program, approximately 144,000 shares of its common stock for $5.4 million and 750,000 shares of its common stock for $21.1 million in 2007 and 2006, respectively, to offset the dilutive effect of shares granted under the Company’s benefits plans.

The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
Dividends paid per share	$0.06	$0.06	$0.06	$0.06
Common stock trading range:
High	$35.91	$40.94	$43.79	$48.45
Low	$30.67	$33.51	$36.38	$42.00
2006
Dividends paid per share	$0.04	$0.04	$0.04	$0.06
Common stock trading range:
High	$30.09	$33.54	$31.62	$32.77
Low	$26.97	$27.65	$26.70	$28.71

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Number of securities
	Number of securities		remaining available
	to be issued	Weighted-average	for future issuance
	upon exercise of	exercise price of	under equity
	outstanding options,	outstanding options,	compensation plans
	warrants	warrants	(excluding securities
	and rights	and rights	reflected in column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,805,921	$23.05	4,854,815
Equity compensation plans not approved by security holders	—	—	—

Total	3,805,921	$23.05	4,854,815

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

The following graph and accompanying table compare the cumulative total shareholder return for AMETEK, Inc. over the last five years ended December 31, 2007 with total returns for the same period for the Russell 1000 Index and the Dow Jones U.S. Electronic Equipment Index. The performance graph and table assume a $100 investment made on December 31, 2002 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
AMETEK, Inc.	$100.00	$126.15	$188.06	$225.61	$254.81	$377.14
Russell 1000*	100.00	129.89	144.70	153.77	177.55	187.80
Dow Jones US Electronic Equipment*	100.00	150.31	163.07	175.56	202.49	237.61

*	Includes AMETEK, Inc.

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2007, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with the MD&A and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

2007	2006	2005	2004	2003
(Dollars and shares in millions, except per share amounts)

Consolidated Operating Results (Years Ended December 31)
Net sales	$2,136.9	$1,819.3	$1,434.5	$1,232.3	$1,091.6
Operating income(1)	$386.6	$309.0	$233.5	$191.2	$151.8
Interest expense	$(46.9)	$(42.2)	$(32.9)	$(28.3)	$(26.0)
Net income(1)	$228.0	$181.9	$136.4	$109.0	$84.2
Earnings per share:(1)
Basic	$2.15	$1.74	$1.31	$1.07	$0.85
Diluted	$2.12	$1.71	$1.29	$1.06	$0.84
Dividends declared and paid per share	$0.24	$0.18	$0.16	$0.16	$0.08
Weighted average common shares outstanding:
Basic	105.8	104.8	103.7	101.7	99.4
Diluted	107.6	106.6	105.6	103.1	100.4
Performance Measures and Other Data
Operating income — Return on sales(1)	18.1%	17.0%	16.3%	15.5%	13.9%
— Return on average total assets(1)	15.9%	15.8%	14.6%	14.5%	13.5%
Net income — Return on average total capital(1)(5)	12.0%	11.8%	10.7%	10.5%	9.5%
— Return on average stockholders’ equity(1)(5)	20.7%	20.5%	18.5%	18.2%	17.6%
EBITDA(1)(2)	$433.9	$351.4	$269.9	$228.3	$186.2
Ratio of EBITDA to interest expense(1)(2)	9.3	x	8.3	x	8.2	x	8.1	x	7.2	x
Depreciation and amortization	$52.7	$45.9	$39.4	$39.9	$35.5
Capital expenditures	$37.6	$29.2	$23.3	$21.0	$21.3
Cash provided by operating activities(1)	$278.5	$226.0	$155.7	$155.8	$155.9
Free cash flow(1)(3)	$240.9	$196.8	$132.4	$134.8	$134.6
Ratio of earnings to fixed charges(6)	7.3	x	6.6	x	6.2	x	6.0	x	5.3x
Consolidated Financial Position (at December 31)
Current assets	$952.2	$684.1	$556.3	$461.9	$378.6
Current liabilities	$640.8	$480.9	$405.8	$272.8	$289.2
Property, plant, and equipment	$293.1	$258.0	$228.5	$207.5	$213.6
Total assets	$2,745.7	$2,130.9	$1,780.6	$1,420.4	$1,217.1
Long-term debt	$667.0	$518.3	$475.3	$400.2	$317.7
Total debt	$903.0	$681.9	$631.4	$450.1	$424.4
Stockholders’ equity(5)	$1,240.7	$966.7	$809.5	$663.3	$532.9
Stockholders’ equity per share(5)	$11.56	$9.11	$7.66	$6.44	$5.30
Total debt as a percentage of capitalization(5)	42.1%	41.4%	43.8%	40.4%	44.3%
Net debt as a percentage of capitalization(4)(5)	37.1%	39.6%	42.4%	38.3%	43.5%

See Notes to Selected Financial Data on page 20.

Notes to Selected Financial Data

(1)	Amounts for years prior to 2006 reflect the retrospective application of SFAS 123R to expense stock options. The adoption of SFAS 123R reduced operating income, net income and diluted earnings per share by the following amounts (In millions, except per share amounts):

	Reduction of Amounts Originally Reported:
			Diluted Earnings
Impact of Adopting SFAS 123R	Operating Income	Net Income	Per Share

2005	$5.9	$4.3	$0.04
2004	$5.1	$3.7	$0.04
2003	$4.9	$3.6	$0.04

(2)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance, or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The table below presents the reconciliation of net income reported in accordance with U.S. GAAP to EBITDA.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In millions)

Net income	$228.0	$181.9	$136.4	$109.0	$84.2

Add (deduct):
Interest expense	46.9	42.2	32.9	28.3	26.0
Interest income	(2.1)	(0.4)	(0.7)	(0.6)	(0.5)
Income taxes	108.4	81.8	61.9	51.7	41.0
Depreciation	42.3	38.9	35.0	36.8	34.2
Amortization	10.4	7.0	4.4	3.1	1.3

Total adjustments	205.9	169.5	133.5	119.3	102.0

EBITDA	$433.9	$351.4	$269.9	$228.3	$186.2

(3)	Free cash flow represents cash flow from operating activities, less capital expenditures. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 2 above). The table below presents the reconciliation of cash flow from operating activities reported in accordance with U.S. GAAP to free cash flow.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In millions)

Cash provided by operating activities (U.S. GAAP basis)	$278.5	$226.0	$155.7	$155.8	$155.9
Deduct: Capital expenditures	(37.6)	(29.2)	(23.3)	(21.0)	(21.3)

Free cash flow	$240.9	$196.8	$132.4	$134.8	$134.6

(4)	Net debt represents total debt minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by securities analysts, investors and other parties in evaluating the Company (Also see note 2 above). The table below presents the reconciliation of debt in accordance with U.S. GAAP to net debt.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In millions)

Total debt	$903.0	$681.9	$631.4	$450.1	$424.4
Less: Cash and cash equivalents	(170.1)	(49.1)	(35.5)	(37.6)	(14.3)

Net debt	732.9	632.8	595.9	412.5	410.1
Stockholders’ equity	1,240.7	966.7	809.5	663.3	532.9

Capitalization (net debt plus stockholders’ equity)	$1,973.6	$1,599.5	$1,405.4	$1,075.8	$943.0

Net Debt as a percentage of capitalization	37.1%	39.6%	42.4%	38.3%	43.5%

(5)	The adoption of SFAS 158 for our defined benefit pension plans, which was effective December 31, 2006, resulted in a reduction of $32.7 million to Stockholders’ Equity. The adoption of FIN 48 as of January 1, 2007 resulted in a $5.9 million charge to the opening balance of shareholders’ equity.

(6)	Penalities and interest accrued related to unrecognized tax benefits are recognized in income tax expense. Refer to Exhibit 12 for calculation of the ratio of earnings to fixed charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements based on the Company’s current assumptions, expectations and projections about future events. When used in this report, the words “believes,” “anticipates,” “may,” “expect,” “intend,” “estimate,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. In this report, we disclose important factors that could cause actual results to differ materially from management’s expectations. For more information on these and other factors, see “Forward-Looking Information” on page 34.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with “Item 1A. Risk Factors” and “Item 6. Selected Financial Data” and the consolidated financial statements of the Company and the related notes included elsewhere in this Form 10-K. We begin our MD&A with an overview of our business and operations.

Business Overview

As a global business, AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2007, the Company continued to experience strong market conditions in many of its businesses. Strong internal growth and the contributions from recent acquisitions, combined with successful Operational Excellence initiatives, enabled the Company to post another year of record sales, operating income, net income, diluted earnings per share, and cash flow from operating activities in 2007. In addition to achieving its financial objectives, the Company also benefited from its strategic initiatives under AMETEK’s four growth strategies: Operational Excellence, New Product Development, Global and Market Expansion, and Strategic Acquisitions and Alliances. Highlights of 2007 were:

•	Sales were $2.1 billion, an increase of $318 million or 17% from 2006 on solid internal growth of approximately 9% in the Electronic Instruments Group (EIG) and 6% in the Electromechanical Group (EMG), and contributions from the following acquisitions completed during the year:

•	In April 2007, the Company acquired Seacon Phoenix, subsequently renamed Sea Connect Products (“SCP”), a provider of undersea electrical interconnect subsystems. The SCP acquisition is an excellent strategic fit with the Company’s engineered materials, interconnects and packaging business and extends the Company’s reach into new defense markets.

•	In June 2007, the Company acquired Hamilton Precision Metals, Inc. (“Hamilton”), a niche specialty metals producer. The Hamilton acquisition is a strategic fit with our engineered materials, interconnects and packaging business and has strong positions in growing specialty metals niche markets within the aerospace and other industrial markets.

•	In June 2007, the Company acquired two aerospace businesses; B&S Aircraft Parts & Accessories (“B&S”) and Advanced Industries, Inc. (“Advanced”) that serve the business jet, regional jet and helicopter markets. These businesses strengthen the Company’s position in the aircraft power management and third-party maintenance, repair and overhaul (MRO) markets.

•	In August 2007, the Company acquired CAMECA SAS (“Cameca”), a manufacturer of high-end elemental analysis systems used in advanced laboratory research, semiconductor and nanotechnology applications. The Cameca acquisition broadens the Company’s technical capabilities in high-end elemental analysis systems.

•	In November 2007, the Company acquired the Repair & Overhaul Division of Umeco plc (“Umeco”), a leading independent provider of MRO services in the aviation industry in Europe. The Umeco acquisition provides third-party MRO services for a variety of helicopters and commercial and regional aircraft throughout Europe.

•	In December 2007, the Company acquired California Instruments Corporation, a leader in programmable alternating current (AC) power sources used to test electrical and electronic products, with an especially strong position in the high-power segment of the market.

•	As the Company grows globally, it continues to achieve an increasing level of international sales. International sales, including U.S. export sales, represented 49.3% of consolidated sales in 2007, compared with 47.6% of consolidated sales in 2006.

•	Higher earnings resulted in record cash flow from operating activities that totaled $278.5 million, a $52.5 million or 23.2% increase from 2006. At year-end 2007, our total debt-to-capital ratio was 42.1% compared with 41.4%, at the end of 2006.

•	The Company continued its emphasis on investment in research, development and engineering, spending $102.9 million in 2007 before customer reimbursement of $7.1 million, an increase of 17.5% over 2006. Sales from products introduced in the last three years increased $24.4 million or 6.6% in 2007 to $391.3 million.

•	In June 2007, the Company amended its revolving credit facility, increasing the total borrowing capacity from $400 million to $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The amendment also extended the term of the facility from October 2011 to June 2012. At December 31, 2007, the Company had $525.3 million available under its revolving credit facility, including the $100 million accordion feature.

•	In the third quarter of 2007, the Company completed a private placement to sell $450 million in senior notes to a group of institutional investors. There are two funding dates for the senior notes. The first funding occurred in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% senior notes due December 2019. The second funding date will be in July 2008 for $80 million in aggregate principal amount of 6.35% senior notes due July 2018.

Results of Operations

The following table sets forth net sales and income of the Company by reportable segment and on a consolidated basis for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net Sales(1):
Electronic Instruments	$1,199,757	$1,016,503	$808,493
Electromechanical	937,093	802,787	625,964

Total net sales	$2,136,850	$1,819,290	$1,434,457

Income:
Segment operating income(2):
Electronic Instruments	$260,338	$203,430	$164,248
Electromechanical	167,166	139,926	99,244

Total segment operating income	427,504	343,356	263,492
Corporate administrative and other expenses	(40,930)	(34,362)	(30,004)

Consolidated operating income	386,574	308,994	233,488
Interest and other expenses, net	(50,130)	(45,308)	(35,201)

Consolidated income before income taxes	$336,444	$263,686	$198,287

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Year Ended December 31, 2007, Compared with Year Ended December 31, 2006

Results of Operations

In 2007, the Company posted record sales, operating income, net income, diluted earnings per share and cash flow from operations. The Company achieved these results from strong internal growth in both its EIG and EMG groups, as well as contributions from acquisitions in 2007 and 2006. Operating income increased, driven by the record sales and a continued focus on cost reduction programs under our Operational Excellence initiatives. Based on strength in the Company’s long-cycle businesses, our global customer base, the full-year impact of 2007 acquisitions, and our Operational Excellence capabilities, the Company expects continued strength in operating results in 2008.

The Company reported sales for 2007 of $2,136.9 million, an increase of $317.6 million or 17.5% from sales of $1,819.3 million in 2006. Net sales for EIG were $1,199.8 million in 2007, an increase of 18.0% from sales of $1,016.5 million in 2006. Net sales for EMG were $937.1 million in 2007, an increase of 16.7% from sales of $802.8 million in 2006. The Company’s internal sales growth was approximately 7% in 2007, which excludes a 2% favorable effect of foreign currency translation, driven by strength in its differentiated businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.

Total international sales for 2007 increased to $1,053.7 million and represented 49.3% of consolidated sales, an increase of $187.7 million, or 21.7% when compared with international sales of $866.0 million or 47.6% of consolidated sales in 2006. The increase in international sales resulted from increased international sales from base businesses of $74.9 million, or 39.9% of the increase, which includes the effect of foreign currency translation. The recent acquisitions of Cameca, SCP, Hamilton and Umeco in 2007 and Land Instruments, Pittman, Precitech and Southern Aeroparts in 2006 contributed the remainder of the increase. Increased international sales came mainly from sales to Europe by both reportable groups. Export shipments from the United States, which are included in total international sales, were $394.4 million in 2007, an increase of $50.6 million or 14.7% compared with $343.8 million in 2006. Export shipments improved primarily due to increased exports from the base businesses and acquisitions noted above.

New orders for 2007 were $2,288.3 million, compared with $1,915.4 million for 2006, an increase of $372.9 million or 19.5%. The increase in orders was driven by the Company’s base differentiated businesses, which contributed $167.2 million, or 44.8% of the increase, led by the Company’s aerospace and engineered materials, interconnects and packaging businesses. The recent acquisitions mentioned above contributed the remainder of the increase. As a result, the Company’s backlog of unfilled orders at December 31, 2007 was $688.2 million, compared with $536.8 million at December 31, 2006, which is an increase of $151.4 million or 28.2%. The increase in backlog was due to higher order levels in base differentiated businesses and the 2007 acquisitions, noted above.

Segment operating income was $427.5 million for 2007, an increase of $84.1 million, or 24.5%, compared with segment operating income of $343.4 million for 2006. Segment operating margins in 2007 were 20.0% of sales, an increase from 18.9% of sales in 2006. The increase in segment operating income resulted from strength in the differentiated businesses of each group, which includes the profit contributions made by the acquisitions. The margin improvement came from the Company’s differentiated businesses.

Selling, general, and administrative (SG&A) expenses were $263.5 million in 2007, compared with $219.5 million in 2006, an increase of $44.0 million or 20.1%. As a percentage of sales, SG&A expenses were higher in 2007 at 12.3% of sales compared to 12.1% of sales in 2006. Selling expenses, as a percentage of sales, were 10.4% in 2007, slightly higher than the 10.2% in 2006. The selling expense increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased 9.7% for 2007, compared to 2006, which was in line with internal sales growth including the impact of foreign currency translation.

Corporate administrative expenses were $40.8 million in 2007, an increase of $6.6 million or 19.4%, when compared with 2006. The increase in corporate expenses is the result of higher compensation, including equity-based compensation associated with accelerated vesting of restricted stock grants in 2007 and other costs necessary to grow the Company. As a percentage of sales, corporate administrative expenses were 1.9% in both 2007 and 2006.

Consolidated operating income was $386.6 million in 2007, an increase of $77.6 million or 25.1% when compared with $309.0 million in 2006. This represents an operating margin of 18.1% of sales for 2007 compared with 17.0% of sales in 2006.

Interest expense was $46.9 million in 2007, an increase of 11.1% compared with $42.2 million in 2006. The increase was due to higher average borrowings to fund the 2007 acquisitions, higher average interest rates and the impact of the initial funding of the private placement senior notes.

The effective tax rate for 2007 was 32.2% compared with 31.0% in 2006. The 2007 effective tax rate primarily reflects the elimination of the Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) tax benefit in 2007, an increase in state income taxes, and an increase in interest and penalties on uncertain tax positions, partially offset by an enacted decrease in certain foreign corporate tax rates in the second half of 2007 and the recognition of tax benefits from our international tax planning initiatives. The 2006 effective tax rate benefited primarily from the reversal of a valuation allowance for foreign tax credit carry forwards of $3.2 million, offset somewhat by higher nondeductible equity-based compensation.

Net income for 2007 was $228.0 million, an increase of $46.1 million, or 25.3% from $181.9 million in 2006. Diluted earnings per share increased 24.0% to $2.12 per share, an increase of $0.41 when compared with $1.71 per diluted share in 2006.

Operating Segment Results

EIG’s sales were $1,199.8 million in 2007, an increase of $183.3 million or 18.0% from 2006 sales of $1,016.5 million. The sales increase was primarily due to internal growth of approximately 9%, excluding a favorable 2% effect of foreign currency translation. The internal growth was driven by sales increases in EIG’s process and analytical, aerospace and power businesses. The acquisitions of Cameca, Land Instruments, Precitech, Advanced and B&S accounted for the remainder of the sales increase.

EIG’s operating income for 2007 increased to $260.3 million from $203.4 million in 2006, an increase of $56.9 million, or 28.0%. Operating margins of EIG were 21.7% of sales for 2007 compared with operating margins of 20.0% of sales in 2006. The increase in segment operating income and margins came from the Group’s base differentiated businesses, which include the acquisitions mentioned above.

EMG’s sales for 2007 were $937.1 million, an increase of $134.3 million or 16.7%, compared with sales of $802.8 million in 2006. The sales increase was due in part to internal growth, particularly in EMG’s differentiated businesses, which accounted for approximately 6%, excluding a favorable 2% effect of foreign currency translation. The acquisitions of Pittman, Southern Aeroparts, SCP, Umeco and Hamilton accounted for the remainder of the sales increase.

EMG’s operating income for 2007 increased to $167.2 million from $139.9 million in 2006, an increase of $27.3 million or 19.5%. The operating income increase was due to strength in the Group’s differentiated businesses, which includes the recent acquisitions mentioned above. EMG’s operating margins were 17.8% of sales in 2007 compared with 17.4% of sales in 2006. The increase in operating margin was primarily due to an increased contribution from the Group’s differentiated businesses.

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

Total international sales for 2006 increased to $866.0 million and represented 47.6% of consolidated sales, an increase of $210.1 million, or 32.0% when compared with international sales of $655.9 million or 45.7% of consolidated sales in 2005. The increase in international sales resulted from the acquisitions of SPECTRO, Solartron and HCC in 2005 and the Land Instruments acquisition in 2006, as well as increased international sales from base businesses. Increased international sales came mainly from sales to Asia and Europe by both reportable groups. Export shipments from the United States, which are included in total international sales, were $343.8 million in 2006, an increase of $76.5 million or 28.6% compared with $267.3 million in 2005. Export shipments improved primarily due to increased exports from base businesses.

New orders for 2006 were $1,915.4 million, compared with $1,534.3 million for 2005, an increase of $381.1 million or 24.8%. The increase in orders was driven by demand in the Company’s differentiated businesses, led by the Company’s process businesses as well as the acquisitions mentioned above. The order backlog at December 31, 2006 was $536.8 million, compared with $440.7 million at December 31, 2005, an increase of $96.1 million or 21.8%. The increase in backlog was due to higher order levels in base differentiated businesses as well as the 2006 acquisitions.

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

Liquidity and Capital Resources

Cash provided by operating activities totaled $278.5 million for 2007, compared with $226.0 million in 2006, an increase of $52.5 million, or 23.2%. The increase in operating cash flow was primarily the result of higher earnings and lower pension contributions, partially offset by higher overall operating working capital investments necessary to grow the business. In 2007, the Company contributed $5.2 million to its defined benefit pension plans compared to $13.7 million contributed in 2006. Free cash flow (operating cash flow less capital spending) was $240.9 million in 2007, compared to $196.8 million in 2006. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $433.9 million in 2007, compared with $351.4 million in 2006, a 23.5% improvement. Free cash flow and EBITDA are presented because the Company is aware that there are measures that are used by third parties in evaluating the Company. (See table on page 20 for a reconciliation of generally accepted accounting principles (“GAAP”) measures to comparable non-GAAP measures).

Cash used for investing activities was $334.7 million for 2007, compared with $206.0 million in 2006. In 2007, the Company paid $300.6 million for seven businesses and one technology line, net of cash received and also assumed $24.9 million of debt and long-term liabilities. In 2006, the Company paid $177.6 million for five acquisitions and two small technology lines, net of cash received. Additions to property, plant and equipment totaled $37.6 million in 2007, compared with $29.2 million in 2006.

Cash provided from financing activities totaled $174.1 million in 2007, compared with cash used of $10.0 million in 2006. In 2007, total borrowings, net of repayments, increased by $180.9 million, compared with a net increase of $15.4 million in 2006. Short-term borrowings decreased $162.6 million in 2007, compared with an increase of $4.0 million in 2006. Long-term borrowings increased $343.4 million in 2007, compared to an increase of $11.3 million in 2006.

In June 2007, the Company amended its revolving credit facility, increasing the total borrowing capacity from $400 million to $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The amendment also extended the term of the facility from October 2011 to June 2012. At December 31, 2007, the Company had $525.3 million available under its revolving credit facility, including the $100 million accordion feature.

The accounts receivable securitization facility was amended and restated in May 2007 to increase the Company’s available borrowing capacity from $75 million to $110 million as well as extend the expiration date from May 2007 to May 2008. There were no borrowings under this facility at December 31, 2007.

In the third quarter of 2007, the Company completed a private placement agreement to sell $450 million in senior notes to a group of institutional investors. There are two funding dates for the senior notes. The first funding occurred in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% senior notes due December 2019. The second funding date will be in July 2008 for $80 million in aggregate principal amount of 6.35% senior notes due July 2018. The Notes will carry a weighted average interest rate of approximately 6.25%. The proceeds from the first funding of the notes were used to pay down the Company’s revolving credit facility, which included a foreign portion related to the 2007 acquisition of Cameca SAS and the 2006 acquisition of Land Instruments, as well as borrowings outstanding under the Company’s accounts receivable securitization program. Additionally, the proceeds from the private placement were used to purchase California Instruments in December 2007. The residual cash balance ($86.6 million) at year-end 2007 is invested in short-term cash equivalent money market funds. The Company has a $225 million 7.20% senior note due July 2008. It is the Company’s current intention to repay the 7.20% senior note in July 2008 with the remaining proceeds from the $450 million private placement and borrowings under the Company’s revolving credit facility.

At December 31, 2007, total debt outstanding was $903.0 million compared with $681.9 million at December 31, 2006. The total debt-to-capital ratio was 42.1% at December 31, 2007, compared with 41.4% at December 31, 2006. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 37.1% at December 31, 2007, compared with 39.6% at December 31, 2006. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See page 20 for reconciliation of GAAP measures to comparable non-GAAP measures).

In 2007, net cash proceeds from the exercise of employee stock options were $17.2 million, compared with $9.9 million in 2006. Cash dividends paid were $25.7 million in 2007 and $18.8 million in 2006. The increase in dividends paid was a result of a Board of Directors-approved 50% increase in the quarterly dividend rate on the Company’s common stock in the fourth quarter of 2006.

In 2007, the Company used cash of $5.4 million for the repurchase of 144,000 shares of its common stock. In 2006, the Company used cash of $21.1 million for the repurchase of 750,000 shares of its common stock. As of December 31, 2007, $25.9 million was available, under the then current Board authorization, for future share repurchases. On January 24, 2008, the Board of Directors authorized an increase of $50 million in the authorization for the repurchase of its common stock. This increase will be added to the $25.9 million that remained available from an existing $50 million authorization approved in March 2003, for a total of $75.9 million available for repurchases of the Company’s common stock. Subsequent to December 31, 2007, the Company has repurchased an additional 1,000,057 shares of its common stock for approximately $43.5 million. Therefore, the remaining balance available for repurchases of the Company’s common stock is $32.4 million as of the filing of this report.

The following table summarizes AMETEK’s contractual cash obligations at December 31, 2007, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years.

	Payments Due
		Less	One to	Four to	After
		Than	Three	Five	Five
Contractual Obligations(d)	Total	One Year	Years	Years	Years
	(In millions)

Long-term debt(a)	$871.2	$225.0	$123.7	$—	$522.5
Revolving credit loans(a)	—	—	—	—	—
Capital lease(b)	16.0	0.9	1.9	2.1	11.1
Other indebtedness	15.8	10.1	1.5	3.0	1.2

Total debt	903.0	236.0	127.1	5.1	534.8
Interest on long-term fixed- rate debt	338.0	45.7	73.5	62.9	155.9
Noncancellable operating leases	76.8	14.3	19.7	9.8	33.0
Purchase obligations(c)	189.2	175.4	12.8	1.0	—
Employee severance and other	18.4	18.4	—	—	—

Total	$1,525.4	$489.8	$233.1	$78.8	$723.7

(a)	Includes the first funding ($370 million) of the $450 million private placement. The $370 million funding consisted of $270 million in aggregate principal amount of 6.20% senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% senior notes due December 2019. The proceeds from the first funding of the private placement were used to repay borrowings under the Company’s revolving credit facility, including the euro and British pound portions, and borrowings outstanding under the Company’s accounts receivable securitization program.

(b)	Represents a capital lease for a building and land associated with the Cameca acquisition. The lease has a term of twelve years, which began July 2006, and is payable quarterly.

(c)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

(d)	The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2007 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See income tax footnote for further details (See Note 10).

Other Commitments

The Company has standby letters of credit and surety bonds of approximately $26.3 million related to performance and payment guarantees at December 31, 2007. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

The Company may, from time to time, redeem, tender for, or repurchase its long-term debt in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.

As a result of all of the Company’s cash flow activities in 2007, cash and cash equivalents at December 31, 2007 totaled $170.1 million, compared with $49.1 million at December 31, 2006. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities, and access to long-term capital funds to enable it to meet operating needs and contractual commitments in the foreseeable future.

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

•	Revenue Recognition. The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. We have agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2007, 2006 and 2005, the accrual for future warranty obligations was $14.4 million, $10.9 million and $9.4 million, respectively. The Company’s expense for warranty obligations approximated $11.3 million, $7.6 million and $7.2 million in 2007, 2006 and 2005, respectively. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience, and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances and warranty amounts are higher than past experience, additional accruals may be required.

•	Accounts Receivable. The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables was $6.4 million and $7.4 million at December 31, 2007 and 2006, respectively.

•	Inventories. The Company uses the first-in, first-out (FIFO) method of accounting, which approximates current replacement cost, for approximately 62% of its inventories. The last-in, first-out (LIFO) method of accounting is used to determine cost for the remaining 38% of its inventory. For inventories where cost is determined by the LIFO method, the FIFO value would have been approximately $35.6 million and $34.1 million higher than the LIFO value reported in the balance sheet at December 31, 2007 and 2006, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties, and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•	Goodwill and Other Intangibles Assets. The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, purchased goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. These impairment tests include the projection and discounting of cash flows, estimates of future operating performance of the reporting unit being valued and estimates of the fair value of the intangible assets being tested. SFAS 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record such impairment losses. Indefinite-lived intangibles other than goodwill are tested by estimating the fair values of those assets as of the Company’s measurement date, with such fair values based on expected future operating performance and discount rates determined by management. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. These estimates will likely change over time. The Company’s acquisitions have generally included a large goodwill component and the Company expects to continue to make acquisitions. At December 31, 2007, goodwill and other indefinite-lived intangible assets totaled $1,358.1 million, or 49.4% of the Company’s total assets. The Company performed its required annual impairment test in the fourth quarter of 2007 and determined that the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

•	Pensions. The Company has U.S. and foreign defined benefit and defined contribution pension plans. AMETEK accounts for all of its defined benefit pension plans in accordance with SFAS 87, Employers’ Accounting for Pensions, and SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158), for balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans, as well as the income statement recognition of the costs related to these plans. SFAS 87 and SFAS 158 require that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2007, the Company considered rates of return on high-quality, fixed-income investments. The discount rate used in determining the 2007 pension cost was 5.9% for U.S. defined benefit pension plans and 5.0% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2007, and determining the 2008 defined benefit pension cost is 6.25% for U.S. plans and 5.89% for foreign plans. In estimating the U.S. discount rate, the Company’s actuaries developed a customized discount rate appropriate to the Plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. In estimating the foreign plans discount rate, the Company looks to rates of return on high-quality, fixed-income investments with maturities consistent with the projected benefit cash flows of the foreign plans. The Company used an expected long-term rate of return on plan assets for 2007 of 8.25% for U.S. defined benefit pension plans and 7.00% for foreign plans. We will continue to use these rates for 2008 for the U.S. and foreign plans, respectively. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income investments and equity investments, and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2007 pension expense for the U.S. plans was 3.75% and will remain unchanged in 2008. For foreign plans, the rate of compensation increase will be increased from 3.61% in 2007 to 3.86% in 2008. For the year ended December 31, 2007, the Company recognized consolidated pretax pension income of $3.8 million from its U.S. and foreign defined benefit pension plans. This compares with pretax pension expense of $2.5 million recognized for these plans in 2006, which included $0.8 million for pension curtailments.

The Company follows the balance sheet recognition requirements of SFAS 158. Under SFAS 158, all unrecognized prior service costs, remaining transition obligations or assets, and actuarial gains and losses have been recognized net of tax effects as a charge to accumulated other comprehensive income (“AOCI”) in stockholders’ equity and will be amortized as a component of net periodic pension cost. In addition, effective for fiscal years beginning after December 15, 2008, the measurement date (the date at which plan assets and benefit obligation are measured) is required to be the Company’s fiscal year-end. The Company uses a December 31 measurement date for all of our U.S. defined benefit plans, and as required by SFAS 158, will adopt a December 31 measurement date for our foreign plans in 2008, changing from the October 1 measurement date currently used for such plans.

To fund the plans, the Company made cash contributions to its defined benefit pension plans during 2007 which totaled $5.2 million, compared with $13.7 million in 2006. The Company anticipates making cash contributions to its defined benefit pension plans in 2008 at a level similar to those made in 2007.

•	Income Taxes. The process of providing for income taxes and determining the related balance sheet accounts requires management to assess uncertainties, make judgments regarding outcomes and utilize estimates. We conduct a broad range of operations around the world, subjecting us to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes and potential litigation, the outcome of which is uncertain. Management must make judgments currently about such uncertainties and determine estimates of our tax assets and liabilities. To the extent the final outcome differs, future adjustments to our tax assets and liabilities may be necessary.

We assess the realizability of our deferred tax assets, taking into consideration our forecast of future taxable income, available net operating loss carryforwards and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, we must evaluate the need for, and the amount of, valuation allowances against our deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. In accordance with FIN 48, we are required to assess the uncertainty in our tax positions, by applying a minimum recognition threshold a tax position is required to meet before a tax benefit is recognized in the financial statements. Once the minimum threshold is met, using a more likely than not standard, a series of probability estimates is made for each item to properly measure and record a tax benefit. The tax benefit recorded is generally equal to the highest probable outcome that is more than 50% likely to be realized after full disclosure and resolution of a tax examination. The underlying probabilities are determined based on the best available objective evidence such as recent tax audit outcomes, published guidance, external expert opinion, or by analogy to the outcome of similar issues in the past. There can be no assurance that these estimates will ultimately be realized given continuous changes in tax policy, legislation and audit practice.

As a result of the adoption of FIN 48, the company recognized a $4.7 million increase in liabilities associated with unrecognized tax benefits (UTB), including interest and penalties of $2.4 million and a decrease of $1.2 million in goodwill related to a previous business combination, and a $5.9 million charge to the January 1, 2007 opening balance of retained earnings.

Recently Issued Financial Accounting Standards

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 resulted in a noncash reduction of $5.9 million to the January 1, 2007 opening balance of retained earnings (See Note 10).

Effective January 1, 2007, the Company adopted Emerging Issues Task Force (EITF) Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 provides guidance in determining the amount to be realized under certain insurance contracts and the related disclosures. Adoption of EITF 06-5 did not have any effect on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a Staff Position No. 157-2, which delays the effective date of SFAS 157 for non financial assets and non financial liabilities that are not currently recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on our consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to elect to measure certain assets and liabilities at fair value at specified election dates. The Company does not expect the adoption of SFAS 159 to have an effect on the Company’s consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions in the Company’s consolidated financial statements. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 141R on our consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement significantly changes the accounting for and reporting of noncontrolling (minority) interests in the Company’s consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 160 on our consolidated results of operations, financial position and cash flows.

Internal Reinvestment

Capital Expenditures

Capital expenditures were $37.6 million or 1.8% of sales in 2007, compared with $29.2 million, or 1.6% of sales in 2006. Approximately 56% of the expenditures in 2007 were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. The Company’s 2007 capital expenditures increased due to a continuing emphasis on spending to improve productivity and expand manufacturing capabilities. For 2008, capital expenditures are expected to approximate $48 million, with a continued emphasis on spending to improve productivity. The 2008 capital expenditures are expected to approximate 2% of sales.

Product Development and Engineering

Product development and engineering expenses are directed toward the development and improvement of new and existing products and processes. Such expenses before customer reimbursement were $102.9 million in 2007, an increase from $87.6 million in 2006, and $75.9 million in 2005. Customer reimbursements were $7.1 million, $6.4 million, and $8.9 million in 2007, 2006 and 2005, respectively. Included in the amounts above are net expenses for research and development of $52.9 million for 2007, $42.0 million for 2006, and $34.8 million for 2005.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, at December 31, 2007 the Company is named a Potentially Responsible Party (PRP) at 15 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In 10 of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other two sites, the

Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the three remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates, and the amounts accrued in the financial statements; however, the amounts of such variances are not expected to result in a material change to the financial statements. In estimating our liability for remediation, we also consider our likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2007 and 2006 were $25.3 million and $28.7 million, respectively for non-owned and owned sites. In 2007, the Company provided $1.5 million of additional reserves for environmental liabilities. The Company’s reserves for environmental liabilities at December 31, 2007 and 2006 include reserves of $18.0 million and $21.2 million, respectively, for an owned site acquired in connection with the fiscal 2005 acquisition of HCC Industries (“HCC”). The Company is solely liable for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2007, the Company has $12.6 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. In addition, the Company is indemnified by HCC’s former owners for up to $19.0 million of additional costs.

The Company also has agreements with other former owners of certain of its acquired businesses, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of these other parties also carry insurance coverage for some environmental matters. To date, these parties have met their obligations in all material respects; however, one of these companies recently filed for bankruptcy liquidation. AMETEK has established reserves which are sufficient to perform all known responsibilities under existing claims and consent orders. The Company has no reason to believe that other third parties would fail to perform their obligations in the future. In the opinion of management, based upon presently available information and past experience related to such matters, an adequate provision for probable costs has been made, and the ultimate cost resulting from these actions is not expected to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Market Risk

The Company’s primary exposures to market risk are fluctuations in interest rates, foreign currency exchange rates and commodity prices, which could impact its results of operations and financial condition. The Company addresses its exposure to these risks through its normal operating and financing activities. The Company’s differentiated and global business activities help to reduce the impact that any particular market risk may have on its operating earnings as a whole.

The Company’s short-term debt carries variable interest rates and generally its long-term debt carries fixed rates. These financial instruments are more fully described in the notes to the financial statements.

The foreign currencies to which the Company has the most significant exchange rate exposure are the euro, the British pound, the Japanese yen, the Chinese renminbi and the Mexican peso. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the occasional use of local borrowings and derivative financial instruments in the foreign country affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income, within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company because revenues and costs associated with the revenues are generally transacted in the same foreign currencies.

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

Forward-Looking Information

Certain matters discussed in this Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act (PSLRA) of 1995, which involve risk and uncertainties that exist in the Company’s operations and business environment, and can be affected by inaccurate assumptions, or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. The Company wishes to take advantage of the “safe harbor” provisions of the PSLRA by cautioning readers that numerous important factors, in some cases have caused, and in the future could cause, the Company’s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some, but not all, of the factors or uncertainties that could cause actual results to differ from present expectations are set forth above and under Item 1A.-Risk Factors. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, subsequent events or otherwise, unless required by the securities laws to do so.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk is set forth under the heading “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 33-34 herein.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Proxy Statement of the Company for its 2008 Annual Meeting. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included on page 38.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 37.

AMETEK, Inc.

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of AMETEK, Inc.

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of AMETEK, Inc.

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 10, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. Also, as discussed in Note 11, the Company adopted the balance sheet recognition and disclosure requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMETEK, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 27, 2008

AMETEK, Inc.
Consolidated Statement of Income

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Net sales	$2,136,850	$1,819,290	$1,434,457

Operating expenses:
Cost of sales (excluding depreciation)	1,444,514	1,251,920	991,788
Selling, general and administrative	263,472	219,454	174,218
Depreciation	42,290	38,922	34,963

Total operating expenses	1,750,276	1,510,296	1,200,969

Operating income	386,574	308,994	233,488
Other expenses:
Interest expense	(46,866)	(42,167)	(32,913)
Other, net	(3,264)	(3,141)	(2,288)

Income before income taxes	336,444	263,686	198,287
Provision for income taxes	108,424	81,752	61,930

Net income	$228,020	$181,934	$136,357

Basic earnings per share	$2.15	$1.74	$1.31

Diluted earnings per share	$2.12	$1.71	$1.29

Weighted average common shares outstanding:
Basic shares	105,832	104,841	103,726

Diluted shares	107,580	106,608	105,578

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$170,139	$49,091
Marketable securities	10,842	9,129
Receivables, less allowance for possible losses	395,631	328,762
Inventories	301,679	236,783
Deferred income taxes	23,294	26,523
Other current assets	50,619	33,775

Total current assets	952,204	684,063
Property, plant and equipment, net	293,107	258,008
Goodwill	1,045,733	881,433
Other intangibles, net of accumulated amortization	312,349	199,728
Investments and other assets	142,307	107,644

Total assets	$2,745,700	$2,130,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$236,005	$163,608
Accounts payable	206,170	160,614
Income taxes payable	28,437	14,618
Accrued liabilities	170,138	142,060

Total current liabilities	640,750	480,900
Long-term debt	666,953	518,267
Deferred income taxes	116,568	65,081
Other long-term liabilities	80,722	99,956
Stockholders’ equity :
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 400,000,000 shares; issued: 2007 — 109,749,985 shares; 2006 — 108,479,995 shares	1,097	1,085
Capital in excess of par value	174,450	134,001
Retained earnings	1,099,111	902,379
Accumulated other comprehensive income (loss)	5,370	(33,552)
Less: Cost of shares held in treasury: 2007 — 2,381,778 shares; 2006 — 2,421,193 shares	(39,321)	(37,241)

Total stockholders’ equity	1,240,707	966,672

Total liabilities and stockholders’ equity	$2,745,700	$2,130,876

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

	Year Ended December 31,
	2007		2006		2005
	Comprehensive	Stockholders’	Comprehensive	Stockholders’	Comprehensive	Stockholders’
	Income	Equity	Income	Equity	Income	Equity
	(In thousands)

Capital Stock
Preferred Stock, $.01 par value		$—		$—		$—

Common Stock, $.01 par value
Balance at the beginning of the year		1,085		1,075		1,056
Shares issued		12		10		19

Balance at the end of the year		1,097		1,085		1,075

Capital in Excess of Par Value
Balance at the beginning of the year		134,001		107,086		76,451
Issuance of common stock under employee stock plans		23,884		16,671		14,093
Share-based compensation costs		7,101		5,538		6,339
Excess tax benefits from exercise of stock options		9,464		4,706		10,203

Balance at the end of the year		174,450		134,001		107,086

Retained Earnings
Balance at the beginning of the year(1)		902,379		739,522		619,979
Adoption of FASB Interpretation No. 48		(5,901)		—		—
Net income	$228,020	228,020	$181,934	181,934	$136,357	136,357

Cash dividends paid		(25,748)		(18,832)		(16,814)
Other		361		(245)		—

Balance at the end of the year		1,099,111		902,379		739,522

Accumulated Other Comprehensive Income(2)
Foreign currency translation:
Balance at the beginning of the year		(1,137)		(17,838)		(2,438)
Translation adjustments, net of tax of $-, ($85) and $195 in 2007, 2006, and 2005, respectively	6,056		8,542		(11,731)
Gain (loss) on net investment hedges, net of tax of ($1,298), ($1,374), and $1,975 in 2007, 2006, and 2005, respectively	2,412		8,159		(3,669)

	8,468	8,468	16,701	16,701	(15,400)	(15,400)

Balance at the end of the year		7,331		(1,137)		(17,838)

Defined benefit pension plans:(2)
Balance at the beginning of the year		(33,213)		(3,380)		(8,450)
Adjustments during the year, net of tax of ($1,536) and $1,820 in 2006 and 2005, respectively	—	—	2,852	2,852	5,070	5,070
Change in pension plans, net of tax of ($14,141)	30,173	30,173		—		—
Adoption of SFAS No. 158, net of taxes of $17,179		—		(32,685)		—

Balance at the end of the year		(3,040)		(33,213)		(3,380)

Unrealized holding gain (loss) on available-for-sale securities:(2)
Balance at the beginning of the year		798		302		1,245
Increase (decrease) during the year, net of tax expense (benefit) of $151, $430, and ($162) in 2007, 2006, and 2005, respectively	281	281	496	496	(943)	(943)

Balance at the end of the year		1,079		798		302

Total other comprehensive income for the year	38,922		20,049		(11,273)

Total comprehensive income for the year	$266,942		$201,983		$125,084

Accumulated other comprehensive income (loss) at the end of the year		5,370		(33,552)		(20,916)

Treasury Stock
Balance at the beginning of the year		(37,241)		(17,247)		(24,517)
Issuance of common stock under employee stock plans		3,357		1,081		7,270
Purchase of treasury stock		(5,437)		(21,075)		—

Balance at the end of the year		(39,321)		(37,241)		(17,247)

Total Stockholders’ Equity		$1,240,707		$966,672		$809,520

(1)	Retained earnings have been reduced by the effects of the modified retrospective adoption of FAS 123R as of January 1, 2006. Such amount was $4,285 in 2005.

(2)	Amounts presented are net of tax based on an average tax rate of 35%.

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Cash provided by (used for):
Operating activities:
Net income	$228,020	$181,934	$136,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,665	45,929	39,428
Deferred income tax expense (benefit)	4,769	(524)	9,133
Stock-based compensation expense	15,530	12,441	10,581
Changes in assets and liabilities (net of acquisitions):
Increase in receivables	(26,944)	(26,042)	(22,007)
Decrease (increase) in inventories and other current assets	194	(6,225)	(871)
Increase (decrease) in payables, accruals, and income taxes	13,421	29,751	(12,279)
(Decrease) increase in other long-term liabilities	(7,153)	(1,819)	3,887
Pension contribution	(5,162)	(13,721)	(11,307)
Other	3,183	4,243	2,739

Total operating activities	278,523	225,967	155,661

Investing activities:
Additions to property, plant and equipment	(37,620)	(29,156)	(23,261)
Purchase of businesses, net of cash acquired	(300,569)	(177,639)	(340,672)
Other	3,528	770	2,142

Total investing activities	(334,661)	(206,025)	(361,791)

Financing activities:
Net change in short-term borrowings	(162,589)	4,048	105,708
Additional long-term borrowings	370,000	29,507	177,790
Reduction in long-term borrowings	(26,553)	(18,186)	(86,029)
Repurchases of common stock	(5,437)	(21,075)	—
Cash dividends paid	(25,748)	(18,832)	(16,814)
Excess tax benefits from share-based payments	9,464	4,706	10,203
Proceeds from employee stock plans and other	14,961	9,878	16,158

Total financing activities	174,098	(9,954)	207,016

Effect of exchange rate changes on cash and cash equivalents	3,088	3,558	(2,923)

Increase (decrease) in cash and cash equivalents	121,048	13,546	(2,037)
Cash and cash equivalents:
Beginning of year	49,091	35,545	37,582

End of year	$170,139	$49,091	$35,545

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements reflect the operations, financial position and cash flows of AMETEK, Inc. (the “Company”), and include the accounts of the Company and subsidiaries, after elimination of all intercompany transactions in the consolidation. The Company’s investments in 50% or less owned joint ventures are accounted for by the equity method of accounting. Such investments are not significant to the Company’s consolidated results of operations, financial position or cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents, Securities, and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2007 and 2006, all of the Company’s equity securities and fixed-income securities (primarily those of a captive insurance subsidiary) are classified as “available for sale”, although the Company may hold fixed-income securities until their maturity dates. Fixed-income securities generally mature within four years. The aggregate market value of equity and fixed-income securities at December 31, 2007 and 2006 was: 2007 — $17.9 million ($16.3 million amortized cost) and 2006 — $16.9 million ($15.7 million amortized cost). The temporary unrealized gain or loss on such securities is recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity), and is not material. The Company had no other-than-temporary impairment losses in 2007 or 2006. Certain of the Company’s other investments, which are not significant, are accounted for by the equity method of accounting as discussed above.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. The allowance for possible losses on receivables was $6.4 million and $7.4 million at December 31, 2007 and 2006, respectively. See Note 5.

Inventories

The Company uses the first-in, first-out (FIFO) method of accounting, which approximates current replacement cost, for approximately 62% of its inventories. The last-in, first-out (LIFO) method of accounting is used to determine cost for the remaining 38% of our inventory. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was approximately $35.6 million and $34.1 million at December 31, 2007 and 2006, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties, and related management initiatives.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged to operations as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated useful lives of the related assets. The range of lives for depreciable assets is generally 3 to 10 years for machinery and equipment, 5 to 27 years for leasehold improvements and 25 to 50 years for buildings.

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy, with respect to sales returns and allowances, generally provides that the customer may not return products or be given allowances, except at the Company’s option. We have agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for these sales incentives as a reduction of revenues when the sale is recognized in the income statement. Accruals for sales returns, other allowances, and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2007, 2006 and 2005, the accrual for future warranty obligations was $14.4 million, $10.9 million and $9.4 million, respectively. The Company’s expense for warranty obligations approximated $11.3 million in 2007, $7.6 million in 2006 and $7.2 million in 2005. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience, and adjustments are made periodically to reflect actual warranty expenses.

Research and Development

Company-funded research and development costs are charged to operations as incurred and during the past three years were: 2007-$52.9 million, 2006-$42.0 million and 2005-$34.8 million.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales, and were: 2007 — $27.5 million, 2006 — $23.5 million, and 2005 — $20.0 million.

Earnings per Share

The calculation of basic earnings per share is based on the average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding common stock options and restricted stock grants). The following table presents the number of shares used in the calculation of basic earnings per share and diluted earnings per share:

	2007	2006	2005

Weighted average shares (in thousands):
Basic shares	105,832	104,841	103,726
Stock option and awards plans	1,748	1,767	1,852

Diluted shares	107,580	106,608	105,578

Financial Instruments and Foreign Currency Translation

Assets and liabilities of foreign operations are translated using exchange rates in effect at the balance sheet date, and their results of operations are translated using average exchange rates for the year. Certain transactions of

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company and its subsidiaries are made in currencies other than their functional currency. Exchange gains and losses from those transactions are included in operating results for the year.

The Company makes infrequent use of derivative financial instruments. Foreign currency forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases or export sales, thereby minimizing the Company’s exposure to foreign currency fluctuation. At December 31, 2007, the Company was a party to certain foreign currency forward contracts, which were not significant. These forward contracts were acquired as a part of a 2007 acquisition. The last of these forward contracts is expected to settle as of January 31, 2008. No forward contracts were outstanding at December 31, 2006. In instances where transactions are designated as hedges of an underlying item, the gains and losses on those transactions are included in Accumulated Other Comprehensive Income (AOCI) within stockholders’ equity to the extent they are effective as hedges. The Company has designated certain foreign-currency-denominated long-term debt as hedges of the net investment in certain foreign operations. These net investment hedges are the Company’s British-pound-denominated long-term debt and euro-denominated long-term debt, pertaining to certain European acquisitions whose functional currencies are either the British pound or the euro. These acquisitions were financed by foreign-currency-denominated borrowings under AMETEK’s revolving credit facility and were subsequently refinanced with long-term private placement debt. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries on their respective dates of acquisition. Statement of Financial Accounting Standards (“SFAS”) 133, Accounting for Derivative Instruments and Hedging Activities, permits hedging the foreign currency exposure of a net investment in a foreign operation. In accordance with SFAS 133, on the respective dates of acquisition, the Company designated the British pound- and euro-denominated loans referred to above as hedging instruments to offset foreign exchange gains or losses on the net investment in the acquired business due to changes in the British pound and euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation on the acquisition dates. As required by SFAS 133, any gain or loss on the hedging instrument following hedge designation (the debt), is reported in AOCI in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness. As of December 31, 2007 and 2006, all net investment hedges were effective. At December 31, 2007, the translation gains on the net carrying value of the foreign-currency-denominated investments exceeded the translation losses on the carrying value of the underlying debt and are included in AOCI. An evaluation of hedge effectiveness is performed by the Company on an ongoing basis and any changes in the hedge are made as appropriate.

At December 31, 2007 and 2006, the Company had $203.2 million and $227.9 million, respectively, of British pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2006, 2004 and 2003. At December 31, 2007 and 2006, the Company had $73.0 million and $66.0 million of euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British pound- and euro-denominated loans being designated and effective as net investment hedges, approximately $9.6 million and $29.1 million of currency losses have been included in the foreign currency translation component of other comprehensive income at December 31, 2007 and 2006, respectively.

Stock-Based Compensation

The Company accounts for share-based payments in accordance with Statement of Financial Accounting Standards (“SFAS”) 123R. Accordingly, the Company expenses the fair value of awards made under its share-based plans. That cost is recognized in the financial statements over the requisite service period of the grants. See Note 8.

Goodwill and Other Intangible Assets

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, purchased goodwill and intangible assets with indefinite

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually.

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents are being amortized over useful lives of 4 to 20 years. Customer relationships are being amortized over a period of 2 to 20 years. Miscellaneous other intangible assets are being amortized over a period of 13 to 20 years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets.

In order to test goodwill and intangible assets with indefinite lives for impairment under SFAS 142, a determination of the fair value of the Company’s reporting units and its other intangible assets with indefinite lives is required and is based upon, among other things, estimates of future operating performance. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completed its required annual impairment tests in the fourth quarter of 2007, 2006 and 2005 and determined that the carrying values of goodwill and other intangible assets with indefinite lives were not impaired.

Income Taxes

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $4.7 million increase in liabilities associated with uncertain tax positions, including interest and penalties of $2.4 million, a decrease of $1.2 million in goodwill related to a previous business combination, and a $5.9 million charge to the January 1, 2007, opening balance of retained earnings. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense.

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

2.	Recently Issued Financial Accounting Standards

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 creates a single model to address accounting for uncertainty in tax positions, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 resulted in a noncash reduction of $5.9 million to the January 1, 2007 opening balance of retained earnings (See Note 10).

Effective January 1, 2007, the Company adopted Emerging Issues Task Force (EITF) Issue No. 06-5, Accounting for Purchases of Life Insurance- Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (“EITF 06-5”). EITF 06-5 provides guidance in determining the amount to be realized under certain insurance contracts and the related disclosures. Adoption of EITF 06-5 did not have any effect on the Company’s consolidated results of operations, financial position or cash flows.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a Staff Position No. 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are not currently recognized or disclosed at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on our consolidated results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to elect to measure certain assets and liabilities at fair value at specified election dates. The Company does not expect the adoption of SFAS 159 will have an effect on the Company’s consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions in the Company’s consolidated financial statements. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 141R on our consolidated results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This statement significantly changes the accounting for and reporting of noncontrolling (minority) interests in the Company’s consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 160 on our consolidated results of operations, financial position and cash flows.

3.	Acquisitions

The Company spent $300.6 million in cash, net of cash acquired and assumed $24.9 million in debt and other long term liabilities (including a capital lease obligation) for seven acquisitions and one small technology line. The acquisitions include Seacon Phoenix (“SCP”) in April 2007, Advanced Industries, Inc. (“Advanced”), B&S Aircraft Parts and Accessories (“B&S”) and Hamilton Precision Metals (“Hamilton”) in June 2007, Cameca SAS (“Cameca”) in August 2007, the Repair & Overhaul Division of Umeco plc (“Umeco R&O”) in November 2007, and California Instruments Corporation (“California Instruments”) in December 2007. SCP provides undersea electrical interconnect subsystems to the global submarine market. Advanced manufactures starter generators, brush and brushless motors, vane-axial centrifugal blowers for cabin ventilation, and linear actuators for the business jet, light jet, and helicopter markets. B&S provides third-party maintenance, repair and overhaul (MRO) services, primarily for starter generators and hydraulic and fuel system components, for a variety of business aircraft and helicopter applications. Hamilton produces highly differentiated niche specialty metals used in medical implant devices and surgical instruments, electronic components and measurement devices for aerospace and other industrial markets. Cameca is a manufacturer of high-end elemental analysis systems used in advanced laboratory research, semiconductor and nanotechnology applications. Umeco R&O provides third-party MRO services for a variety of helicopters and commercial and regional aircraft throughout Europe. California Instruments is a leader in the niche market for programmable alternating current (AC) power sources used to test electrical and electronic products, with an especially strong position in the high-power segment. Advanced, B&S, Cameca, and California Instruments are part of the Company’s Electronic Instruments Group (“EIG”). SCP, Hamilton and Umeco R&O are

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part of the Company’s Electromechanical Group (“EMG”). The seven businesses acquired have annualized sales of approximately $230 million.

The acquisitions have been accounted for using the purchase method in accordance with SFAS 141, Business Combinations. Accordingly, the operating results of the above acquisitions have been included in the Company’s consolidated results from the respective dates of acquisition.

The following table represents the tentative allocation of the aggregate purchase price for the net assets of the above 2007 acquisitions based on their estimated fair value:

In millions

Property, plant and equipment	$34.4
Goodwill	170.5
Other intangible assets	81.7
Net working capital and other (a)	14.0

Allocation of purchase price	$300.6

(a)	This amount includes $24.9 million in debt and other long-term liabilities.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The SCP acquisition is an excellent strategic fit with the Company’s engineered materials, interconnects and packaging business and extends the Company’s reach into new defense markets. The Advanced acquisition complements the Company’s AMPHION product line of power management products for the aerospace industry and broadens our product offering in the power management subsystem market. The B&S acquisition further expands the Company’s position in the third-party aerospace MRO market. The Hamilton acquisition is a strategic fit with our engineered materials, interconnects and packaging business and has strong positions in growing specialty metals niche markets within the aerospace and other industrial markets. The Cameca acquisition broadens the Company’s technical capabilities in high-end elemental analysis systems used in advanced laboratory research, semiconductor and nanotechnology applications. The Umeco R&O acquisition broadens the Company’s presence in the European aerospace MRO market, greatly expanding the range of products and airframe platforms that the Company supports. The California Instruments acquisition broadens the scope of our Power Instruments business, which produces power quality monitoring and metering instrumentation, and further expands our presence in the attractive electronic test and measurement equipment market. The Company expects approximately $23.5 million of the goodwill recorded on the 2007 acquisitions will be deductible in future years for tax purposes.

The Company is in the process of completing third-party valuations of certain tangible and intangible assets acquired, updating its assessment of an acquired contingent liability associated with a product liability claim pertaining to Cameca, as well as finalizing restructuring plans for certain acquisitions. Adjustments to the allocation of purchase price will be recorded within the purchase price allocation period of up to twelve months subsequent to the period of acquisition. Therefore, the allocation of the purchase price is subject to revision.

The valuations for the $81.7 million preliminarily assigned to other intangible assets, related to the 2007 acquisitions, are currently being finalized by third-party appraisers. In connection with the finalization of the 2006 acquisitions, $56.4 million was assigned to intangible assets, which consisted primarily of patents, technology, customer relationships and trade names with estimated lives ranging from five to 20 years.

In 2006, the Company spent $177.6 million, net of cash received, for five new businesses and two small technology lines. The businesses acquired included Pulsar Technologies, Inc. (“Pulsar”) in February 2006, PennEngineering Motion Technologies, Inc. (“Pittman”) in May 2006, Land Instruments International Limited (“Land Instruments”) in June 2006, Precitech in November 2006 and Southern Aeroparts, Inc. (“SAI”) in December 2006. Pulsar is a leading designer and manufacturer of specialized communications equipment for the electric utility market and is part of EIG. Pittman is a leading designer and manufacturer of highly engineered motors and is

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

part of EMG. Land Instruments is a global supplier of high-end analytical instrumentation and is part of EIG. Precitech is a leading manufacturer of ultraprecision machining systems for a variety of markets, including nanotechnology, military, defense and ophthalmic and is part of EIG. SAI is a provider of third-party maintenance, repair and overhaul services to the commercial aerospace industry and is part of EMG.

Had the 2007 acquisitions been made at the beginning of 2007, unaudited pro forma net sales, net income, and diluted earnings per share for the year ended December 31, 2007 would not have been materially different than the amounts reported.

Had the 2007 acquisitions and the 2006 acquisitions been made at the beginning of 2006, pro forma net sales, net income, and diluted earnings per share for the year ended December 31, 2006 would have been as follows (in millions, except per share amount):

Unaudited Pro Forma Results of
Operations
Year Ended
December 31, 2006

Net sales	$2,057.8
Net income	$187.4
Diluted earnings per share	$1.76

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

Acquisitions Subsequent to Year-end

The Company spent a total of approximately $77 million in cash to acquire Motion Control Group (“MCG”), Drake Air (“Drake”) and Newage Testing Instruments (“Newage”) in February 2008. MCG is a leading global manufacturer of highly customized motors and motion control solutions for the medical, life sciences, industrial automation, semiconductor and aviation markets. MCG greatly enhances our capability in providing precision motion technology solutions. Drake is a provider of heat-transfer repair services to the commercial aerospace industry and further expands our presence in the global aerospace maintenance, repair and overhaul (MRO) services industry. Newage is a manufacturer of hardness testing equipment used by the automotive, aerospace, oil exploration and defense industries. The Newage acquisition complements our Lloyd Instruments universal materials testing machines and broadens the range of materials testing solutions we can provide. MCG and Drake are part of the Company’s Electromechanical Group and Newage is a part of the Company’s Electronic Instruments Group.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment for the years ended December 31, 2007 and 2006 were as follows (in millions):

	EIG	EMG	Total

Balance at December 31, 2005	$482.1	$303.1	$785.2
Goodwill acquired during the year	33.4	79.0	112.4
Purchase price allocation adjustments and other*	(9.4)	(39.7)	(49.1)
Foreign currency translation adjustments	25.6	7.3	32.9

Balance at December 31, 2006	531.7	349.7	881.4
Goodwill acquired during the year	84.2	86.3	170.5
Purchase price allocation adjustments and other*	(9.2)	(12.8)	(22.0)
Foreign currency translation adjustments	15.3	0.5	15.8

Balance at December 31, 2007	$622.0	$423.7	$1,045.7

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain preliminary allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.

Other intangible assets are as follows:

	2007	2006
	(In thousands)

Definite-lived intangible assets (subject to amortization):
Patents	$37,037	$36,371
Purchased technology	34,865	33,997
Customer lists	118,047	79,976
Other acquired intangibles	55,053	28,459

	245,002	178,803

Accumulated amortization:
Patents	(24,220)	(23,517)
Purchased technology	(21,717)	(19,886)
Customer lists	(12,361)	(9,550)
Other acquired intangibles	(26,605)	(24,201)

	(84,903)	(77,154)

Net intangible assets subject to amortization	160,099	101,649
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	152,250	98,079

	$312,349	$199,728

Amortization expense was $10.4 million, $7.0 million, and $4.5 million for the years ended December 31, 2007, 2006, and 2005, respectively. Amortization expense for each of the next five years is expected to approximate $14.6 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Balance Sheet Information

	2007	2006
	(In thousands)

INVENTORIES
Finished goods and parts	$52,206	$46,148
Work in process	86,858	56,502
Raw materials and purchased parts	162,615	134,133

	$301,679	$236,783

PROPERTY, PLANT AND EQUIPMENT
Land	$28,720	$23,812
Buildings	195,888	165,599
Machinery and equipment	592,950	560,411

	817,558	749,822
Less accumulated depreciation	(524,451)	(491,814)

	$293,107	$258,008

ACCRUED LIABILITIES
Accrued employee compensation and benefits	$56,171	$41,039
Other	113,967	101,021

	$170,138	$142,060

	2007	2006	2005
	(In thousands)

ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at beginning of year	$7,387	$7,581	$7,628
Additions charged to expense	663	1,511	581
Recoveries credited to allowance	22	182	10
Write-offs	(2,122)	(501)	(400)
Currency translation adjustment and other	443	(1,386)	(238)

Balance at end of year	$6,393	$7,387	$7,581

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

At December 31, 2007 and 2006, long-term debt consisted of the following:

	December 31,
	2007	2006
	(In thousands)

U.S. dollar 7.20% senior notes due 2008	$225,000	$225,000
U.S. dollar 6.20% senior notes due 2017	270,000	—
U.S. dollar 6.30% senior notes due 2019	100,000	—
British pound 5.96% senior note due 2010	99,340	97,905
British pound floating-rate term note due through 2010 (6.82% at December 31, 2007)	24,339	35,246
Euro 3.94% senior note due 2015	72,993	66,007
British pound 5.99% senior note due 2016	79,480	78,324
Accounts receivable securitization due 2008	—	75,000
Revolving credit loan	—	96,748
Other, principally foreign	31,806	7,645

	$902,958	$681,875
Less: current portion	(236,005)	(163,608)

Total long-term debt	$666,953	$518,267

Maturities of long-term debt outstanding at December 31, 2007 are as follows: $5.5 million in 2009; $121.6 million in 2010; $1.5 million in 2011; $3.6 million in 2012; $1.5 million in 2013; and $533.3 million in 2014 and thereafter.

In the third quarter of 2007, the Company completed a private placement agreement to sell $450 million in senior notes to a group of institutional investors. There are two funding dates for the senior notes. The first funding occurred in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% senior notes due December 2019. The second funding date will be in July 2008 for $80 million in aggregate principal amount of 6.35% senior notes due July 2018. The notes will carry a weighted average interest rate of approximately 6.25%. The proceeds from the first funding of the notes were used to pay down the Company’s revolving credit facility, which included a foreign portion related to the 2007 acquisition of Cameca SAS and the 2006 acquisition of Land Instruments, as well as borrowings outstanding under the Company’s accounts receivable securitization program. Additionally, the proceeds from the private placement were used to purchase California Instruments in December 2007, with the remaining proceeds held in cash equivalent money market funds at December 31, 2007.

At December 31, 2007, the Company has an outstanding 12.3 million British pound ($24.3 million at December 31, 2007) 6.82% (London Interbank Offered Rate (LIBOR) plus .69%) floating-rate term loan with annual installment payments due through 2010. In September 2005, the Company issued a 50 million euro ($73.0 million at December 31, 2007) 3.94% senior note due 2015. In November 2004, the Company issued a 40 million British pound ($79.5 million at December 31, 2007) 5.99% senior note due in 2016. In September 2003, the Company issued a 50 million British pound ($99.3 million at December 31, 2007) 5.96% senior note due in 2010.

The Company has an accounts receivable securitization facility agreement with a wholly owned, special-purpose subsidiary, and the special-purpose subsidiary has a receivables sale agreement with two banks, whereby it can sell to a third party up to $110.0 million of its trade accounts receivable on a revolving basis. The securitization facility is a financing vehicle utilized by the Company because it generally offers attractive rates relative to other

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financing sources. When borrowings are outstanding under the facility, all securitized accounts receivable and related debt are reflected on the Company’s consolidated balance sheet.

The special-purpose subsidiary is the servicer of the accounts receivable under the securitization facility. The accounts receivable securitization facility was amended and restated in May 2007 to increase the Company’s available borrowing capacity from $75 million to $110 million as well as extend the expiration date from May 2007 to May 2008. The Company intends to renew the securitization facility on an annual basis. Interest rates on amounts drawn down are based on prevailing market rates for short-term commercial paper plus a program fee. The Company also pays a commitment fee on any unused commitments under the securitization facility. The Company’s accounts receivable securitization is accounted for as a secured borrowing under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

At December 31, 2007 the Company had no borrowings outstanding on the accounts receivable securitization. At December 31, 2006, the securitized accounts receivable and the corresponding debt on the consolidated balance sheet was $75.0 million. Interest expense under this facility is not significant. The weighted average interest rate when borrowings were outstanding under the accounts receivable securitization during 2007 and 2006 was 5.7% and 5.4%, respectively.

In June 2007, the Company amended its revolving credit facility, increasing the total borrowing capacity from $400 million to $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The amendment also extended the term of the facility from October 2011 to June 2012.

Interest rates on outstanding loans under the revolving credit facility are either at LIBOR or Euribor plus a negotiated spread, or at the U.S. prime rate. At December 31, 2007 the Company had no borrowings outstanding under the revolving credit facility. At December 31, 2006, the Company had outstanding revolving credit loans of $96.7 million. The weighted average interest rate on the revolving credit facility for the periods ended December 31, 2007 and 2006 was 5.82% and 5.54%, respectively. The Company had outstanding letters of credit totaling $24.7 million and $27.2 million at December 31, 2007 and 2006, respectively.

The revolving credit facility places certain restrictions on allowable additional indebtedness. At December 31, 2007 the Company had available borrowing capacity of $525.3 million under its $550 million revolving bank credit facility, which includes an accordion feature allowing $100 million of additional borrowing capacity.

The private placement, floating-rate term loan, the senior notes, the revolving credit facility and the accounts receivable securitization are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt to EBITDA and interest coverage ratios.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of approximately $81.9 million at December 31, 2007. Foreign subsidiaries had debt outstanding at December 31, 2007 totaling $56.1 million, including $45.1 million reported in long-term debt.

The approximate weighted average interest rate on total debt outstanding at December 31, 2007 and 2006 was 6.3%.

7.	Stockholders’ Equity

In 2007, the Company repurchased 144,000 shares of its common stock for $5.4 million in cash under its current share repurchase authorization. In 2006, the Company used cash of $21.1 million for the repurchase of 750,000 shares of its common stock. At December 31, 2007, approximately $25.9 million of the then current share repurchase authorization was unexpended. On January 24, 2008, the Board of Directors authorized an increase of $50 million in the authorization for the repurchase of its common stock. This increase will be added to the $25.9 million that remained available from an existing $50 million authorization approved in March 2003, for a

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total of $75.9 million available for repurchases of the Company’s common stock. Subsequent to December 31, 2007, the Company has repurchased an additional 1,000,057 shares of its common stock for approximately $43.5 million. Therefore, the remaining balance available for repurchases of the Company’s common stock is $32.4 million as of the filing of this report. At December 31, 2007, the Company held approximately 2.4 million shares in its treasury at a cost of $39.3 million, compared with approximately 2.4 million shares at a cost of $37.2 million at the end of 2006. The number of shares outstanding at December 31, 2007 was 107.4 million shares, compared with 106.1 million shares at December 31, 2006.

The Company has a Shareholder Rights Plan, under which the Company’s Board of Directors declared a dividend of one Right for each share of Company common stock owned at the close of business on June 2, 2007, and has authorized the issuance of one Right for each share of Common Stock of the Company issued between the Record Date and the Distribution Date. The Plan provides, under certain conditions involving acquisition of the Company’s common stock, that holders of Rights, except for the acquiring entity, would be entitled (i) to purchase shares of preferred stock at a specified exercise price, or (ii) to purchase shares of common stock of the Company, or the acquiring company, having a value of twice the Rights exercise price. The Rights under the Plan expire in June 2017.

8.	Share-Based Compensation

Under the terms of the Company’s stockholder-approved share-based plans, incentive and nonqualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. In 2007, the Board of Directors and the Company’s stockholders approved the 2007 Omnibus Incentive Compensation Plan, which permits the issuance of up to 3.5 million shares of Company common stock. Employee and nonemployee Director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant and restricted stock awards generally have a four-year cliff vesting. Options primarily have a maximum contractual term of seven years. At December 31, 2007, 8.7 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 3.8 million shares for stock options outstanding.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the years indicated:

	2007	2006	2005

Expected stock volatility	22.4%	24.4%	26.1%
Expected life of the options (years)	4.7	4.8	5.0
Risk-free interest rate	4.53%	4.71%	4.00%
Expected dividend yield	0.66%	0.50%	0.63%

Expected volatility is based on the historical volatility of the Company’s stock. The Company used historical exercise data to estimate the options’ expected life, which represents the period of time that the options granted are expected to be outstanding. Management anticipates that the future option holding periods will be similar to the historical option holding periods. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.

Total share-based compensation expense recognized under SFAS 123R for the years ended December 31 follows:

	2007	2006	2005
	(In thousands)

Stock option expense	$5,884	$5,541	$5,920
Restricted stock expense	9,646	6,900	4,661

Total pretax expense	15,530	12,441	10,581
Related tax benefit	(4,180)	(3,116)	(2,818)

Reduction of net income	$11,350	$9,325	$7,763

Reduction of earnings per share:
Basic	$0.11	$0.09	$0.07

Diluted	$0.11	$0.09	$0.07

Pretax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

A summary of the Company’s stock option activity and related information as of and for the year ended December 31, 2007 follows:

			Weighted Average
		Weighted Average	Remaining Contractual
	Shares	Exercise Price	Life (Years)
	(In thousands)

Outstanding at beginning of year	4,511	$18.28
Granted	687	36.68
Exercised	(1,270)	13.07
Forfeited	(122)	27.19

Outstanding at end of year	3,806	$23.05	3.9

Exercisable at end of year	2,128	$16.94	2.9

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options exercised during 2007, 2006 and 2005 was $32.2 million, $17.6 million and $34.6 million, respectively. The total fair value of the stock options vested during 2007, 2006 and 2005 was $5.7 million, $5.7 million and $5.9 million, respectively. The aggregate intrinsic value of the stock options outstanding at December 31, 2007 was $90.5 million. The aggregate intrinsic value of the stock options exercisable at December 31, 2007 was $63.6 million. The weighted average Black-Scholes-Merton fair value of stock options granted per share was $9.58 for 2007, $9.55 for 2006 and $7.25 for 2005.

A summary of the status of the Company’s nonvested options outstanding as of and changes for the year ended December 31, 2007 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Nonvested options outstanding at beginning of year	2,063	$6.99
Granted	687	9.58
Vested	(950)	6.01
Forfeited	(122)	7.81

Nonvested options outstanding at end of year	1,678	$8.37

Expected future pretax compensation expense relating to the 1.7 million nonvested options outstanding as of December 31, 2007 is $10.2 million, which is expected to be recognized over a weighted-average period of approximately two years.

The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the date of grant is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is the same as the calculated derived service period as determined on the grant date. Restricted stock awards are also subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On February 20, 2007, July 9, 2007, and October 2, 2007 an aggregate of 472,612 shares of restricted stock vested under the accelerated vesting provision. The charge to income due to the accelerated vesting of these shares did not have a material impact on our earnings for the year ended December 31, 2007.

A summary of the status of the Company’s nonvested restricted stock outstanding as of and for the year ended December 31, 2007 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Nonvested restricted stock outstanding at beginning of year	1,439	$23.99
Granted	237	36.89
Exercised	(498)	18.87
Forfeited	(45)	28.42

Nonvested restricted stock outstanding at end of year	1,133	$28.77

The total fair value of the restricted stock that vested during 2007, 2006 and 2005 was not material. The weighted average fair value of restricted stock granted per share during 2007 and 2006 was $36.89 and $32.98, respectively. Expected future pretax compensation expense related to the 1.1 million nonvested restricted shares outstanding as of December 31, 2007 is $19.6 million, which is expected to be recognized over a weighted-average period of approximately three years.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under a Supplemental Executive Retirement Plan (“SERP”) in 2007, the Company reserved 15,207 shares of common stock. Reductions for retirements and terminations were 5,865 shares in 2007. The total number of shares of common stock reserved under the SERP was 255,115 as of December 31, 2007. Charges to expense under the SERP are not significant in amount, and are considered pension expense with the offsetting credit reflected in capital in excess of par value.

9.	Leases and Other Commitments

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2007 (principally for production and administrative facilities and equipment) amounted to $76.8 million, consisting of payments of $14.3 million in 2008, $11.2 million in 2009, $8.5 million in 2010, $5.2 million in 2011, $4.6 million in 2012, and $33.0 million in 2013 and thereafter. Rental expense was $19.1 million in 2007, $15.2 million in 2006 and $14.5 million in 2005. The leases expire over a range of years from 2008 to 2040, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.

The Company acquired a capital lease obligation in 2007 for land and a building. The lease has a term of twelve years, which began July 2006, and is payable quarterly. Property, plant and equipment as of December 31, 2007 includes a building of $15.1 million, net of $0.7 million of accumulated depreciation and land of $2.2 million. Amortization of the leased assets of $0.3 million is included in 2007 depreciation expense. Future minimum lease payments are estimated to be $0.9 million in 2008, $0.9 million in 2009, $1.0 million in 2010, $1.0 million in 2011, $1.1 million in 2012, and $11.1 million thereafter, for total minimum lease payments of $16.0 million, net of interest.

As of December 31, 2007 and 2006, the Company had $189.2 million and $179.9 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

10.	Income Taxes

The components of income before income taxes and the details of the provision for income taxes are as follows:

	2007	2006	2005
	(In thousands)

Income before income taxes:
Domestic	$244,550	$197,718	$150,733
Foreign	91,894	65,968	47,554

Total	$336,444	$263,686	$198,287

Provision for income taxes:
Current:
Federal	$66,386	$49,571	$30,907
Foreign	28,929	26,632	18,641
State	8,340	6,073	3,249

Total current	103,655	82,276	52,797

Deferred:
Federal	4,751	(705)	8,857
Foreign	(2,036)	(259)	(598)
State	2,054	440	874

Total deferred	4,769	(524)	9,133

Total provision	$108,424	$81,752	$61,930

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax (asset) liability as of December 31 are as follows:

	2007	2006
	(In thousands)

Current deferred tax (asset) liability:
Reserves not currently deductible	$(19,056)	$(16,565)
Stock-based compensation	(1,223)	(2,544)
Net operating loss carryforwards	(107)	(6,638)
Foreign tax credit carryforwards	(3,106)	(4,963)
Other	198	352

	(23,294)	(30,358)
Less: Valuation allowance*	—	3,835

Net current deferred tax asset	$(23,294)	$(26,523)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	$18,802	$22,085
Reserves not currently deductible	(18,066)	(21,405)
Pensions	24,505	9,440
Difference in basis of intangible assets and accelerated amortization	91,508	63,053
Residual U. S. tax on unremitted earnings of certain foreign subsidiaries	—	2,364
Net operating loss carryforwards	(4,917)	(4,224)
Stock-based compensation	(4,182)	(4,149)
Other	4,383	(4,391)

Noncurrent deferred tax liability	112,033	62,773
Less: Valuation allowance*	4,535	2,308

Noncurrent deferred tax liability	116,568	65,081

Net deferred tax liability	$93,274	$38,558

*	The December 31, 2007 valuation allowance includes $4.5 million related to business acquisitions that would increase goodwill if reversed.

The effective rate of the provision for income taxes reconciles to the statutory rate as follows:

	2007	2006	2005

Statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.9	1.6	1.5
Tax benefits from qualified export sales	—	(2.6)	(2.6)
Foreign operations, net*	(4.6)	(0.5)	(2.1)
Closure of prior tax years	—	—	(0.4)
Change in valuation allowance	—	(2.0)	2.0
Other	(0.1)	(0.5)	(2.2)

	32.2%	31.0%	31.2%

*	Includes the effects of statutory tax rate reductions in Italy, United Kingdom and Germany during 2007.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2007, the Company finalized its plans to reinvest undistributed earnings of its foreign subsidiaries in future international expansion initiatives, therefore the Company reversed a previously recorded deferred tax liability of $2.4 million. As of December 31, 2007, there is no provision for U.S. deferred income taxes for the undistributed earnings of foreign subsidiaries, which total approximately $152.8 million. If the company were to distribute those earnings to the United States, the Company would be subject to U.S. income taxes based on the excess of the U.S. statutory rate over statutory rates in the foreign jurisdiction and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.

As of December 31, 2007, the Company has tax benefits of approximately $5.0 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax law. This amount includes net operating loss carryforwards of $4.0 million for federal income tax purposes with a valuation allowance of $3.7 million, and $1.0 million for state income tax purposes with a valuation allowance of $0.8 million. These net operating loss carryforwards if not used, will expire between 2010 and 2030. As of December 31, 2007, the Company has U.S. and foreign tax credit carry forwards of approximately $3.1 million which begin to expire in 2014.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for net operating loss carryforwards. Any reductions in the allowance resulting from the realization of the loss carryforwards of acquired companies will result in a reduction of goodwill. In 2007, the Company recorded a net reduction in goodwill of $1.6 million related to the utilization of net operating loss carryforwards.

As disclosed in Note 1, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of FIN 48, the company recognized a $4.7 million increase in liabilities associated with unrecognized tax benefits, including interest and penalties of $2.4 million, a decrease of $1.2 million in goodwill related to a previous business combination, and a $5.9 million charge to the January 1, 2007, opening balance of retained earnings.

After recognizing the impacts of adopting FIN 48, as of the adoption date, the Company had gross unrecognized tax benefits of $24.9 million of which $23.6 million, if recognized, would affect the effective tax rate.

Under FIN 48, the Company has elected to continue its prior practice of accounting for interest and penalties on uncertain tax positions as income tax. As a result, the Company has reported $3.0 million in the aggregate related to interest and penalty exposure as accrued income tax expense in the balance sheet as of December 31, 2007 and during 2007, the Company recognized $1.5 million of interest and penalties in the income statement.

The most significant tax jurisdiction for the Company is the United States. The Company files income tax returns in various state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between 3 to 6 years in these jurisdictions. The Internal Revenue Service (IRS), is currently examining the Company’s U.S. income tax returns for 1999-2005. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods. Tax years in certain state and foreign jurisdictions remain subject to examination; however the uncertain tax positions related to these jurisdictions are not considered material. In addition to the IRS audit, the Company is also pursuing treaty clearance related to interest deductibility outside of the U.S. which, if received, could have a material impact on the tax expense during 2008. Unrecognized tax benefits in total related to the IRS audit and treaty clearances is $17.8 million at December 31, 2007. There can be no assurance that any portion of this will be favorably resolved.

During 2007, the Company added $1.9 million of tax, interest and penalties related to 2007 activity for identified uncertain tax positions and reversed $3.9 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the liability for uncertain tax positions for the year ended December 31, 2007 follows:

2007
(In millions)

Opening Balance — January 1, 2007	$24.9
Additions for tax positions related to the current year	1.3
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(3.2)
Reductions due to statute expirations	(0.3)

Ending Balance — December 31, 2007	$22.7

11.	Retirement Plans and Other Postretirement Benefits

Retirement and Pension Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans. The Company adopted the balance sheet recognition requirements of SFAS 158 as of December 31, 2006.

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. AMETEK estimates that it will make cash contributions of approximately $5 million to its worldwide defined benefit pension plans in 2008.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by a grant of shares of the Company’s common stock upon retirement or termination of the executive. The Company is providing for these obligations by charges to earnings over the applicable periods.

The following tables set forth the changes in benefit obligations and the fair value of plan assets for the funded and unfunded defined benefit plans for 2007 and 2006:

	2007	2006
	(In thousands)

Change in projected benefit obligation (“PBO”)
Net projected benefit obligation at beginning of year	$495,101	$440,071
Service cost	6,927	6,479
Interest cost	27,750	25,314
Acquisitions	2,766	36,996
Foreign currency translation adjustment	6,357	10,509
Employee contributions	910	651
Actuarial (gains) losses	(29,504)	(2,110)
Gross benefits paid	(25,156)	(22,809)

Net projected benefit obligation at end of year	$485,151	$495,101

Change in plan assets:
Fair value of plan assets at beginning of year	$499,766	$407,741
Actual return on plan assets	55,420	58,532
Acquisitions	2,379	34,251
Employer contributions	5,357	13,721
Employee contributions	910	651
Foreign currency translation adjustment	4,854	7,679
Gross benefits paid	(25,156)	(22,809)

Fair value of plan assets at end of year	$543,530	$499,766

The accumulated benefit obligation (“ABO”) at the end of 2007 and 2006 consisted of the following:

	2007	2006
	(In thousands)

Funded plans	$463,874	$469,577
Unfunded plans	6,039	6,115

Total	$469,913	$475,692

Weighted-average assumptions used to determine end-of-year benefit obligations:

	2007	2006

U.S. Defined Benefit Pension Plans:

Discount rate	6.25%	5.90%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:

Discount rate	5.89%	5.00%
Rate of compensation increase (where applicable)	3.86%	3.61%

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The asset allocation percentages for the Company’s U.S. defined benefit pension plans at December 31, 2007 and 2006, and the target allocation percentages for 2008 by asset category, are as follows:

U.S. Defined Benefit Pension Plans:

		Percent of Plan Assets
	Target Allocation	at Year-End
Asset Category	2008	2007	2006

Equity securities	50%-70%	61%	63%
Debt securities	20%-40%	28%	27%
Other(a)	0%-15%	11%	10%

Total		100%	100%

(a)	Amounts in 2007 and 2006 include an approximate 10% investment in alternative assets consisting of hedge funds. Amounts in 2007 and 2006 also include cash and cash equivalents.

The fair value of plan assets for U.S. plans was $418.3 million and $396.3 million at December 31, 2007 and 2006, respectively. The expected long-term rate of return on these plan assets was 8.25% in 2007 and 2006. At December 31, 2007 and 2006, equity securities included 679,200 shares of AMETEK, Inc. common stock with a market value of $31.8 million (7.6% of total plan investment assets) at December 31, 2007 and a market value of $21.6 million (5.5% of total plan investment assets) at December 31, 2006.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Company’s foreign defined benefit pension plans, the asset allocation percentages at December 31, 2007 and 2006, and the target allocation percentages for 2008, by asset category, are as follows:

Foreign Defined Benefit Pension Plans:

		Percent of Plan Assets
	Target Allocation	at Year-End
Asset Category	2008	2007	2006

Equity securities	70%-90%	82%	83%
Debt securities	5%-15%	11%	10%
Real estate	0%-5%	3%	5%
Other(a)	—	4%	2%

Total		100%	100%

(a)	Primarily cash, cash equivalents and insurance contracts.

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

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and expectations of projected future investment returns. The estimates of future capital market returns by asset category are lower than the actual long-term historical returns. The current low interest rate environment also influences this outlook. Therefore, the assumed rate of return for U.S. and foreign plans remains at 8.25% and 7.00%, respectively, for 2008.

At the end of 2007 and 2006, the projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets, and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows (in thousands):

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value of Assets		Fair Value of Assets
	2007	2006	2007	2006

Projected benefit obligation	$95,158	$136,800	$94,104	$136,800
Accumulated benefit obligation	91,687	129,818	90,800	129,818
Fair value of plan assets	83,632	104,003	82,675	104,003

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the amounts recognized in the consolidated balance sheet at December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Funded status asset (liability):
Fair value of plan assets	$543,530	$499,766
Projected benefit obligation	(485,151)	(495,101)

Funded status at end of year	$58,379	$4,665

	2007	2006
	(In thousands)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent asset for pension benefits (other assets)	$69,904	$37,461
Current liabilities for pension benefits	(372)	(379)
Noncurrent liability for pension benefits	(11,153)	(32,417)

Net amount recognized at end of year	$58,379	$4,665

The following table provides the amounts recognized in Accumulated Other Comprehensive Income (“AOCI”), net of taxes, at December 31, 2007 and 2006 (in thousands):

Net Amounts Recognized at End of Year:	2007	2006

Net actuarial loss	$2,423	$31,956
Prior service costs	621	735
Transition asset	(4)	(6)

Total recognized	$3,040	$32,685

Other changes in pension plan assets and benefit obligations
recognized in other comprehensive income (net of taxes)	2007
(In thousands)

Net actuarial gain	$(29,116)
Amortization of actuarial gain	(417)
Amortization of prior service credit	(114)
Amortization of transition asset	2

Total recognized	$(29,645)

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the components of net periodic pension benefit expense for the three years ended December 31 (in thousands):

	2007	2006	2005

Defined benefit plans:
Service cost	$6,927	$6,479	$6,605
Interest cost	27,750	25,314	23,541
Expected return on plan assets	(39,354)	(34,490)	(31,607)
Amortization of:
Net acturial loss	650	4,069	3,322
Prior service costs	201	266	242
Transition (asset) obligation	(15)	(15)	(16)

SFAS 87 (income) expense	(3,841)	1,623	2,087
SFAS 88 curtailment charge	—	834	—

Total net periodic benefit (income) expense	(3,841)	2,457	2,087

Other plans:
Defined contribution plans	10,338	8,785	7,687
Foreign plans and other	4,752	3,530	3,007

Total other plans	15,090	12,315	10,694

Total net pension expense	$11,249	$14,772	$12,781

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2008 for the net actuarial losses and prior service costs are not expected to be material.

Weighted-average assumptions used to determine the above net periodic pension benefit expense were:

	2007	2006	2005

U.S. Defined Benefit Pension Plans:

Discount rate	5.90%	5.65%	5.75%
Expected return on plan assets	8.25%	8.25%	8.50%
Rate of compensation increase (where applicable)	3.75%	3.50%	3.50%

Foreign Defined Benefit Pension Plans:

Discount rate	5.00%	5.00%	5.50%
Expected return on plan assets	7.00%	7.00%	7.20%
Rate of compensation increase (where applicable)	3.61%	3.40%	4.00%

Estimated Future Benefit Payments

The estimated future benefit payments for U.S. and foreign plans are as follows (in thousands): 2008 — $29,264; 2009 — $27,542; 2010 — $28,181; 2011 — $32,416; 2012 — $31,404; 2013 to 2017 — $184,904. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $10.7 million and $9.0 million at December 31, 2007 and 2006, respectively. Administrative expense for the plan is borne by the Company and is not significant.

12.	Financial Instruments

The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at December 31, 2007 and 2006. Cash, cash equivalents, and marketable securities are recorded at fair value at December 31, 2007 and 2006 in the accompanying balance sheet.

	Asset (Liability)
	December 31,		December 31,
	2007		2006
	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Fixed-income investments	$8,136	$8,136	$7,559	$7,559
Short-term borrowings	(234,994)	(236,795)	(160,168)	(160,168)
Long-term debt (including current portion)	(667,964)	(667,964)	(521,707)	(526,502)

The fair value of fixed-income investments is based on quoted market prices. The fair value of short-term borrowings approximates the carrying value. The fair value of the Company’s publicly traded notes is based on the quoted market price for such notes. The fair value of the Company’s other long-term debt approximates the carrying value.

13.	Additional Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $2.7 million, $0.7 million, and $2.7 million for 2007, 2006, and 2005, respectively. Income taxes paid in 2007, 2006, and 2005 were $80.0 million, $67.2 million, and $49.8 million, respectively. Cash paid for interest was $46.0 million, $41.7 million, and $32.0 million in 2007, 2006, and 2005, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EMG produces brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. EMG also produces high-purity metal powders and alloys in powder, strip, and wire form for electronic components, aircraft and automotive products, as well as heat exchangers and thermal management subsystems. EMG also supplies hermetically sealed (moisture-proof) connectors, terminals and headers. These electromechanical devices are used in aerospace, defense and other industrial applications. Additionally, EMG produces air-moving electric motors and motor-blower systems for manufacturers of floor care appliances and outdoor power equipment. Sales of floor care and specialty motors represented 13.7% in 2007, 15.6% in 2006 and 19.2% in 2005 of the Company’s consolidated net sales.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2007	2006	2005
		(In thousands)

Net sales:
Electronic Instruments	$1,199,757	$1,016,503	$808,493
Electromechanical	937,093	802,787	625,964

Total consolidated	$2,136,850	$1,819,290	$1,434,457

Operating income and income before income taxes:
Operating income:
Electronic Instruments	$260,338	$203,430	$164,248
Electromechanical	167,166	139,926	99,244

Total segment operating income	427,504	343,356	263,492
Corporate administrative and other expenses	(40,930)	(34,362)	(30,004)

Consolidated operating income	386,574	308,994	233,488
Interest and other expenses, net	(50,130)	(45,308)	(35,201)

Consolidated income before income taxes	$336,444	$263,686	$198,287

Assets:
Electronic Instruments	$1,367,610	$1,100,965
Electromechanical	1,111,313	905,651

Total segments	2,478,923	2,006,616
Corporate	266,777	124,260

Total consolidated	$2,745,700	$2,130,876

Additions to property, plant and equipment:(1)
Electronic Instruments	$42,807	$28,793	$27,354
Electromechanical	29,485	30,323	34,816

Total segments	72,292	59,116	62,170
Corporate	486	2,073	1,921

Total consolidated	$72,778	$61,189	$64,091

Depreciation and amortization:
Electronic Instruments	$23,603	$21,108	$18,323
Electromechanical	28,839	24,511	20,897

Total segments	52,442	45,619	39,220
Corporate	223	310	208

Total consolidated	$52,665	$45,929	$39,428

(1)	Includes $35.2 million in 2007, $32.0 million in 2006, and $40.9 million in 2005 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for 2007, 2006, and 2005 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2007	2006	2005
	(In thousands)

Net sales:
United States	$1,083,118	$953,249	$778,594

International(a):
United Kingdom	127,626	97,578	86,258
European Union countries	334,554	255,662	212,047
Asia	323,992	275,436	198,231
Other foreign countries	267,560	237,365	159,327

Total international	1,053,732	866,041	655,863

Total consolidated	$2,136,850	$1,819,290	$1,434,457

Long-lived assets from continuing operations (excluding intangible assets):
United States	$160,343	$157,394

International(b):
United Kingdom	41,854	34,936
European Union countries	68,754	44,983
Asia	8,906	8,194
Other foreign countries	14,027	13,434

Total international	133,541	101,547

Total consolidated	$293,884	$258,941

(a)	Includes U.S. export sales of $394.4 million in 2007, $343.8 million in 2006, and $267.3 million in 2005.

(b)	Represents long-lived assets of foreign-based operations only.

15.	Guarantees

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. The maximum amount of future payment obligations relative to these various guarantees was approximately $108.1 million, and the outstanding liability under certain of those guarantees was approximately $29.7 million at December 31, 2007. These guarantees expire in 2008 through 2010.

Indemnifications

In conjunction with certain acquisition and divestiture transactions, the Company may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified events (e.g., breaches of contract obligations, or retention of previously existing environmental, tax or employee liabilities) whose terms range in duration and often are not explicitly defined. Where appropriate, the obligation for such indemnifications is recorded as a liability. Because the amount of these types of indemnifications generally is not specifically stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Further, the Company indemnifies its directors and officers for claims against them in connection with their positions with the Company. Historically, any such costs incurred to settle claims related to these indemnifications have been minimal for the Company. The Company believes that future payments, if any, under all existing indemnification agreements would not have a material impact on its results of operations, financial position, or cash flows.

Product Warranties

The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience, and adjustments are made periodically to reflect actual warranty expenses.

Changes in the Company’s accrued product warranty obligation for 2007 and 2006 were as follows (in thousands):

	2007	2006

Balance, beginning of year	$10,873	$9,435
Accruals for warranties issued during the year	11,276	7,602
Settlements made during the year	(9,933)	(7,019)
Changes in liability for pre-existing warranties, including expirations during the year	328	283
Warranty liabilities acquired with new businesses	1,889	572

Balance, end of year	$14,433	$10,873

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

16.	Contingencies

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with regulations existing at that time, at December 31, 2007 the Company is named a Potentially Responsible Party (PRP) at 15 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In 10 of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other two sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the three remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates, and the amounts accrued in the financial statements; however, the amounts of such variances are not expected to result in a material change to the financial statements. In estimating our liability for remediation, we also consider our likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2007 and 2006 were $25.3 million and $28.7 million, respectively for non-owned and owned sites. In 2007, the Company provided $1.5 million of additional reserves for environmental liabilities. The Company’s reserves for environmental liabilities at December 31, 2007 and 2006 include reserves of $18.0 million and $21.2 million, respectively, for an owned site acquired in connection with the fiscal 2005 acquisition of HCC Industries (“HCC”). The Company is solely liable for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2007, the Company has $12.6 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. In addition, the Company is indemnified by HCC’s former owners for up to $19.0 million of additional costs.

The Company also has agreements with other former owners of certain of its acquired businesses as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of these other parties also carry insurance coverage for some environmental matters. To date, these parties have met their obligations in all material respects; however, one of these companies recently filed for bankruptcy liquidation. AMETEK has established reserves which are sufficient to perform all known responsibilities under existing claims and consent orders. The Company has no reason to believe that other third parties would fail to perform their obligations in the future. In the opinion of management, based upon presently available information and past experience related to such matters, an adequate provision for probable costs has been made, and the ultimate cost resulting from these actions is not expected to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

2007
Net sales	$505,283	$519,468	$528,849	$583,250	$2,136,850
Operating income	$89,924	$96,610	$96,004	$104,036	$386,574
Net income	$50,900	$58,013	$57,244	$61,863	$228,020
Basic earnings per share(a)	$0.48	$0.55	$0.54	$0.58	$2.15
Diluted earnings per share(a)	$0.48	$0.54	$0.53	$0.57	$2.12
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.24
2006
Net sales	$423,867	$450,585	$464,164	$480,674	$1,819,290
Operating income	$70,801	$79,099	$79,830	$79,264	$308,994
Net income	$40,258	$46,468	$47,371	$47,837	$181,934
Basic earnings per share(a)	$0.38	$0.44	$0.45	$0.46	$1.74
Diluted earnings per share(a)	$0.38	$0.43	$0.45	$0.45	$1.71
Dividends paid per share	$0.04	$0.04	$0.04	$0.06	$0.18

(a)	The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2007. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control over Financial Reporting

Management’s report on the Company’s internal controls over financial reporting is included on page 36. The report of the independent registered public accounting firm with respect to the effectiveness of internal control over financial reporting is included on page 37.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation, including the “Compensation Discussion and Analysis”, the “Report of the Compensation Committee”, “Compensation Tables”, and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Independence.

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) Exhibits

Exhibits are shown in the index on pages 76-78 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETEK, INC.

By	/s/ Frank S. Hermance
Frank S. Hermance, Chairman of the Board,
Chief Executive Officer and Director

Dated: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank S. Hermance Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2008

/s/ John J. Molinelli John J. Molinelli	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	February 22, 2008

/s/ Robert R. Mandos, Jr. Robert R. Mandos, Jr.	Senior Vice President and Comptroller (Principal Accounting Officer)	February 22, 2008

/s/ Sheldon S. Gordon Sheldon S. Gordon	Director	February 22, 2008

/s/ Charles D. Klein Charles D. Klein	Director	February 22, 2008

/s/ Steven W. Kohlhagen Steven W. Kohlhagen	Director	February 22, 2008

/s/ James R. Malone James R. Malone	Director	February 22, 2008

/s/ David P. Steinmann David P. Steinmann	Director	February 22, 2008

/s/ Elizabeth R. Varet Elizabeth R. Varet	Director	February 22, 2008

/s/ Dennis K Williams Dennis K. Williams	Director	February 22, 2008

Index to Exhibits

Item 15(3)

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated April 24, 2007.	Exhibit 3.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
3.2	By-laws of the Company as amended to and including July 25, 2007.	Exhibit 3.(ii) to Form 8-K, dated July 30, 2007, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 2007, between the Company and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated June 2, 2007, SEC File No. 1-12981.
4.2	Indenture, dated as of July 17, 1998, between AMETEK, Inc., as Issuer, and Chase Manhattan Trust Company, National Association, as Trustee relating to the Notes, dated July 17, 1998.	Exhibit 4.1 to Form 10-Q dated June 30, 1998, SEC File No. 1-12981.
4.3	AMETEK, Inc 2007 Omnibus Incentive Plan, Dated as of April 24, 2007.	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.
10.1	Amended and restated AMETEK, Inc. Retirement Plan for Directors, dated as of October 24, 2007.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.2	Amended and restated AMETEK, Inc. Death Benefit Program for Directors dated as of October 24, 2007.*	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.3	The AMETEK Retirement and Savings Plan, as restated and amended to January 1, 2002 (the “Savings Plan”).*	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-12981.
10.4	Amendment No. 1 to the Savings Plan.*	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-12981.
10.5	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit (10) (ww) to 1989 Form 10-K, SEC File No. 1-168.
10.6	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.
10.7	Amended and restated Supplemental Senior Executive Death Benefit Plan, dated as of July 25, 2007 (the “Senior Executive Plan”).*	Exhibit 10.1 to Form 10-Q, dated September 30, 2007, SEC File No. 1-12981.
10.8	The 1997 Stock Incentive Plan of AMETEK, Inc. (the “1997 Plan”).*	Exhibit 10.31 to 1997 Form 10-K, SEC File No. 1-12981.
10.9	Amendment No. 1 to the 1997 Plan.*	Exhibit 10.35 to 1999 Form 10-K, SEC File No. 1-12981.
10.10	Amendment No. 2 to the 1997 Plan.*	Exhibit 10.36 to 1999 Form 10-K, SEC File No. 1-12981.
10.11	Amendment No. 3 to the 1997 Plan.*	Exhibit 10.2 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.

Filed with
Exhibit				Electronic
Number		Description	Incorporated Herein by Reference to	Submission

10.12		Amendment No. 4 to the 1997 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.13		Amendment No. 5 to the 1997 Plan.*	Exhibit 10.4 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.14		1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.15		Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.16		Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10	.17.	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.18		Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.19		Amendment No. 5 to the 1999 Plan.*	Exhibit 10.5 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.20		Amendment No. 6 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.21		Amendment No. 7 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.22		2002 Stock Incentive Plan of AMETEK, Inc. (the “2002 Plan”).*	Exhibit 10.81 to Form S-8 dated August 12, 2002, SEC File No. 333-97969.
10.23		Amendment No. 1 to the 2002 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.24		Amendment No. 2 to the 2002 Plan.*	Exhibit 10.36 to 2003 Form 10-K, SEC File No. 1-12981.
10.25		Amendment No. 3 to the 2002 Plan.*	Exhibit 10.2 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.26		Amendment No. 4 to the 2002 Plan.*	Exhibit 10.3 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.27		Amendment No. 5 to the 2002 Plan.*	Exhibit 10.33 to 2004 Form 10-K, SEC File No. 1-12981.
10.28		Amendment No. 6 to the 2002 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.29		Amended and restated Supplemental Executive Retirement Plan dated as of October 24, 2007.	Exhibit 10.5 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.30		Amended and restated Receivables Sale Agreement dated as of May 31, 2007.	Exhibit 10.2 to Form 10-Q dated June 30, 2007, SEC File No. 1-12981.
10.31		Amended and restated AMETEK, Inc. Deferred Compensation Plan dated October 24, 2007.*	Exhibit 10.6 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

Filed with
Exhibit			Electronic
Number	Description	Incorporated Herein by Reference to	Submission

10.32	2002 Stock Incentive Plan amended and restated as of April 25, 2005.*	Exhibit 10.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
10.33	Amended and restated Termination and Change-of-Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.8 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.34	Credit Agreement dated as of September 17, 2001 and amended and restated as of October 6, 2006, among the Company, Various Lending Institutions, Bank of America, N.A., PNC Bank N.A., Suntrust Bank and Wachovia Bank, N.A., as Syndication Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent (the “Revolving Credit Agreement”).	Exhibit 10.1 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.35	First Amendment to Revolving Credit Agreement, dated as of June 29, 2007.	Exhibit 10.1 to Form 10-Q dated June 30, 2007, SEC File No. 1-12981.
10.36	Note Purchase Agreement, dated as of August 30, 2007	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.
10.37	Form of amended and restated Termination and Change of Control Agreement between the Company and a named executive, dated October 24, 2007.*	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981
10.38	Form of amended and restated Restricted Stock Agreement between the Company and certain executives of the Company, dated October 24, 2007.*	Exhibit 10.9 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981
10.39	Amended and restated AMETEK, Inc. 2004 Executive Death Benefit Plan dated as of July 25, 2007.	Exhibit 10.2 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
12	Statement regarding computation of ratio of earnings to fixed charges.		X
21	Subsidiaries of the Registrant.		X
23	Consent of Independent Registered Public Accounting Firm.		X
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.