Form 10-Q
period 2008-03-31
AMETEK INC/
filed 2008-05-02
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission File Number 1-12981
AMETEK, Inc.
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1682544 (I.R.S. Employer Identification No.)

37 North Valley Road, Building 4 P.O. Box 1764 Paoli, Pennsylvania (Address of principal executive offices)	19301-0801 (Zip Code)
Registrant’s telephone number, including area code: (610) 647-2121
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 30, 2008 was 106,691,780 shares.

AMETEK, Inc.
Form 10-Q
Table of Contents

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Net sales	$611,197	$505,283

Operating expenses:
Cost of sales, excluding depreciation	411,017	343,344
Selling, general and administrative	73,367	62,053
Depreciation	10,580	9,962

Total operating expenses	494,964	415,359

Operating income	116,233	89,924
Other expenses:
Interest expense	(15,134)	(10,909)
Other, net	(697)	(566)

Income before income taxes	100,402	78,449
Provision for income taxes	34,045	27,549

Net income	$66,357	$50,900

Basic earnings per share	$0.63	$0.48

Diluted earnings per share	$0.62	$0.48

Weighted average common shares outstanding:
Basic shares	105,942	105,125

Diluted shares	107,749	106,881

Dividends declared and paid per share	$0.06	$0.06

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,708	$170,139
Marketable securities	9,899	10,842
Receivables, net	430,178	395,631
Inventories	326,770	301,679
Deferred income taxes	15,225	23,294
Other current assets	54,118	50,619

Total current assets	950,898	952,204

Property, plant and equipment, at cost	847,254	817,558
Less accumulated depreciation	(539,887)	(524,451)

	307,367	293,107

Goodwill	1,122,745	1,045,733
Other intangibles, net of accumulated amortization	323,985	312,349
Investments and other assets	143,502	142,307

Total assets	$2,848,497	$2,745,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$236,517	$236,005
Accounts payable	236,838	206,170
Income taxes payable	49,212	28,437
Accrued liabilities	170,136	170,138

Total current liabilities	692,703	640,750

Long-term debt	667,731	666,953
Deferred income taxes	127,081	116,568
Other long-term liabilities	81,000	80,722

Stockholders’ equity:
Common stock	1,099	1,097
Capital in excess of par value	180,500	174,450
Retained earnings	1,159,082	1,099,111
Accumulated other comprehensive income	22,196	5,370
Treasury stock	(82,895)	(39,321)

	1,279,982	1,240,707

Total liabilities and stockholders’ equity	$2,848,497	$2,745,700

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash provided by (used for):
Operating activities:
Net income	$66,357	$50,900
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	14,164	12,153
Deferred income tax expense	(2,045)	(1,310)
Share-based compensation expense	3,163	4,636
Net change in assets and liabilities, net of acquisitions	(3,654)	(10,405)
Pension contribution and other	(1,482)	(1,127)

Total operating activities	76,503	54,847

Investing activities:
Additions to property, plant and equipment	(8,975)	(8,496)
Purchases of businesses, net of cash acquired and other	(72,499)	79

Total investing activities	(81,474)	(8,417)

Financing activities:
Net change in short-term borrowings	23	(35,455)
Reduction in long-term borrowings	(6,882)	—
Repurchases of common stock	(43,537)	(2,881)
Cash dividends paid	(6,319)	(6,382)
Excess tax benefits from share-based payments	739	1,921
Proceeds from employee stock plans	1,795	4,271

Total financing activities	(54,181)	(38,526)

Effect of exchange rate changes on cash and cash equivalents	3,721	409

(Decrease) increase in cash and cash equivalents	(55,431)	8,313

Cash and cash equivalents:
As of January 1	170,139	49,091

As of March 31	$114,708	$57,404

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2008, and the consolidated results of its operations and its cash flows for the three months ended March 31, 2008 and 2007 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.
2. Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities, including those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     At March 31, 2008, $11.5 million of the Company’s cash and cash equivalents and $9.9 million of marketable securities are valued as level 1 investments. The Company held $8.4 million valued as level 2 investments in the investments and other assets line of the balance sheet. For the three months ended March 31, 2008, gains and losses on the investments noted above were not material.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
evaluating the impact of adopting SFAS 160 on our consolidated results of operations, financial position and cash flows.
3. Earnings Per Share
     The calculation of basic earnings per share is based on the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding common stock options and restricted stock grants). The number of weighted average shares used in the calculation of basic earnings per share and diluted earnings per share were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Weighted average shares:
Basic shares	105,942	105,125
Stock option and awards plans	1,807	1,756

Diluted shares	107,749	106,881

4. Acquisitions
     The Company spent a total of approximately $74.9 million in cash, net of cash acquired, to acquire Motion Control Group (“MCG”), Drake Air (“Drake”) and Newage Testing Instruments (“Newage”) in February 2008. MCG is a leading global manufacturer of highly customized motors and motion control solutions for the medical, life sciences, industrial automation, semiconductor and aviation markets. MCG enhances our capability in providing precision motion technology solutions. Drake is a provider of heat-transfer repair services to the commercial aerospace industry and further expands our presence in the global aerospace maintenance, repair and overhaul (MRO) services industry. Newage is a technology line acquisition of hardness testing equipment used by the automotive, aerospace, oil exploration and defense industries. MCG and Drake are part of the Company’s Electromechanical Group and Newage is a part of the Company’s Electronic Instruments Group.
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
     The following table represents the tentative allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value:

(In millions)
Property, plant and equipment	$4.4
Goodwill	$48.5
Other intangible assets	$13.9
Net working capital and other	$8.1

Total purchase price	$74.9

     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The MCG acquisition is an excellent strategic fit with our highly differentiated technical motors business, sharing common markets, customers, distribution channels and motor platforms. The Drake

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
acquisition further expands the Company’s position in the third party aerospace MRO market. The Newage acquisition is an excellent fit with the products offered by our measurement and calibration technologies business and broadens the range of materials testing solutions we can provide and support through our global sales and service network.
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
     Had the above acquisitions and the 2007 acquisitions of Seacon Phoenix in April 2007, Advanced Industries, B&S Aircraft and Hamilton Precision Metals in June 2007, Cameca SAS in August 2007, the Repair & Overhaul Division of Umeco plc in November 2007 and California Instruments in December 2007 been made at the beginning of 2007, pro forma net sales, net income and diluted earnings per share would have been as follows:

Three Months Ended
March 31, 2007
(In thousands)
Net sales	$569.9
Net income	$54.5
Diluted earnings per share	$0.51
Acquisitions Subsequent to March 31, 2008
     In April 2008, the Company acquired Reading Alloys, a privately held, niche specialty metals producer for approximately $90 million in cash. Reading Alloys is a global leader in specialty titanium master alloys and highly engineered metal powders used in the aerospace, medical implant, military and electronics markets. Reading Alloys’ titanium powders expand our position in customized titanium products, adding to our capabilities in strip and foil products used in medical devices, electronic components and aerospace instruments. In addition, Reading Alloys’ metal powder production techniques complement our existing gas and water atomization capabilities. Reading Alloys is part of AMETEK’s Electromechanical Group.
5. Goodwill
     The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2007	$622.0	$423.7	$1,045.7
Goodwill acquired during the period	13.3	35.2	48.5
Purchase price allocation adjustments and other*	8.4	6.2	14.6
Foreign currency translation adjustments	12.8	1.1	13.9

Balance at March 31, 2008	$656.5	$466.2	$1,122.7

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain preliminary allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
6. Inventories
     The components of inventories were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Finished goods and parts	$54,709	$52,206
Work in process	93,716	86,858
Raw materials and purchased parts	178,345	162,615

Total inventories	$326,770	$301,679

7. Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net income	$66,357	$50,900
Foreign currency translation adjustment	15,188	768
Foreign currency net investment hedge*	2,192	715
Other	(554)	(4)

Total comprehensive income	$83,183	$52,379

*	Represents the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
8. Share-Based Compensation
     Under the terms of the Company’s stockholder approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Employee and non-employee director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant and restricted stock awards generally have a four-year cliff vesting. Options primarily have a maximum contractual term of seven years. At March 31, 2008, 8.6 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 3.7 million shares for stock options outstanding.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the period indicated:

Year Ended
December 31, 2007
Expected stock volatility	22.4%
Expected life of the options (years)	4.7
Risk-free interest rate	4.53%
Expected dividend yield	0.66%

Black-Scholes-Merton fair value per option granted	$9.58
     Expected stock volatility is based on the historical volatility of the Company’s stock. The Company used historical exercise data to estimate the options’ expected life, which represents the period of time that the options granted are expected to be outstanding. Management anticipates that the future option holding periods will be similar to the historical option holding periods. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.
     Total share-based compensation expense recognized under SFAS 123R was as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Stock option expense	$1,427	$1,411
Restricted stock expense*	1,736	3,225

Total pretax expense	3,163	4,636
Related tax benefit	(816)	(1,300)

Reduction of net income	$2,347	$3,336

Reduction of earnings per share:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

*	2007 reflects the accelerated vesting of a restricted stock grant. See discussion on page 11.
     Pretax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
     A summary of the Company’s stock option activity and related information for the three months ended March 31, 2008 were as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Life (Years)	Value
	(In thousands)			(In millions)
Outstanding at beginning of year	3,806	$23.05
Granted	—	—
Exercised	(105)	17.46
Forfeited	(5)	32.84

Outstanding at end of period	3,696	$23.20	3.7	$76.6

Exercisable at end of period	2,028	$16.95	2.7	$54.7

     The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 was $2.7 million. The total fair value of the stock options vested during the three months ended March 31, 2008 was not significant.
     The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the date of grant is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is the same as the calculated derived service period as determined on the grant date. Restricted stock awards are also subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On February 20, 2007, the May 18, 2004 grant of 264,195 shares of restricted stock vested under an accelerated vesting provision. The charge to income due to the accelerated vesting of these shares did not have a material impact on our earnings in the first quarter of 2007. At March 31, 2008, the Company had 1.1 million shares of restricted stock outstanding.
9. Income Taxes
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
     At March 31, 2008 and December 31, 2007, the Company had gross unrecognized tax benefits of $22.7 million of which $21.6 million, if recognized, would affect the effective tax rate.
     The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2008 and 2007 were not significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
10. Retirement and Pension Plans
     Total net pension expense was as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Defined benefit plans:
Service cost	$1,556	$1,693
Interest cost	7,266	6,894
Expected return on plan assets	(10,526)	(9,769)
Amortization of net actuarial (gain) loss and prior service costs	(70)	162

SFAS 87 income	(1,774)	(1,020)

Other plans:
Defined contribution plans	3,416	2,846
Foreign plans and other	1,272	851

Total other plans	4,688	3,697

Total net pension expense	$2,914	$2,677

     For the three months ended March 31, 2008 and 2007, contributions to our defined benefit pension plans were not significant. For the full year 2008, we currently estimate that we will make contributions to our worldwide defined benefit pension plans of approximately $5 million, compared with contributions of $5.2 million for the full year 2007. The current estimate of 2008 pension contributions is in line with the amount disclosed in our 2007 Form 10-K.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
11. Product Warranties
     The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.
     Changes in accrued product warranty obligation were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Balance, beginning of year	$14,433	$10,873
Accruals for warranties issued during the period	2,364	1,838
Settlements made during the period	(2,556)	(1,763)
Warranty accruals related to acquisitions and other	726	38

Balance, end of period	$14,967	$10,986

     Product warranty obligations are reported as current liabilities in the consolidated balance sheet.
12. Segment Disclosure
     The Company has two reportable segments, the Electronic Instruments Group and the Electromechanical Group. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.
     At March 31, 2008, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2007, nor were there any changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three months ended March 31, 2008 and 2007 can be found in the table on page 14 in the Management Discussion & Analysis section of this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth net sales and income of the Company by reportable segment and on a consolidated basis:

	Three months ended
	March 31,
	2008	2007
	(In thousands)
Net Sales(1):
Electronic Instruments	$340,375	$282,933
Electromechanical	270,822	222,350

Consolidated net sales	$611,197	$505,283

Income:
Segment operating income(2):
Electronic Instruments	$79,189	$62,201
Electromechanical	47,051	38,006

Total segment operating income	126,240	100,207
Corporate administrative and other expenses	(10,007)	(10,283)

Consolidated operating income	116,233	89,924
Interest and other expenses, net	(15,831)	(11,475)

Consolidated income before income taxes	$100,402	$78,449

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Results of operations for the first quarter of 2008 compared with the first quarter of 2007
     For the first quarter of 2008, the Company posted record sales, operating income, net income and diluted earnings per share. The Company achieved these results from strong internal growth in both its Electronic Instruments (EIG) and Electromechanical (EMG) Groups, as well as contributions from the acquisitions of Seacon Phoenix in April 2007, Advanced Industries, B&S Aircraft and Hamilton Precision Metals in June 2007, Cameca SAS in August 2007, the Repair & Overhaul Division of Umeco plc (“Umeco”) in November 2007, California Instruments in December 2007 and Drake Air and Motion Control Group in February 2008.
     Net sales for the first quarter of 2008 were $611.2 million, an increase of $105.9 million or 21.0% when compared with net sales of $505.3 million for the first quarter of 2007. The net sales increase for the first quarter of 2008 was driven by strong internal sales growth of approximately 6%, which excludes a 2% favorable effect of foreign currency translation, led by the Company’s differentiated businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.
     Total international sales for the first quarter of 2008 were $312.5 million, or 51.1% of consolidated net sales, an increase of $60.5 million or 24.0% when compared with $252.0 million, or 49.9% of consolidated net sales for the first quarter of 2007. The increase in international sales primarily results from increased sales from base businesses, which includes the effect of foreign currency translation, as well as, the acquisitions, most notably the Cameca and Umeco acquisitions. Increased international sales came primarily from sales to Europe and Asia by both reportable segments.

Results of operations (Continued)
     New orders for the first quarter of 2008 was a record at $656.0 million, an increase of $126.1 million or 23.8% when compared with $529.9 million for the first quarter of 2007. The increase in new orders was due to internal growth in the Company’s differentiated businesses, led by the Company’s process and industrial, and power businesses, of approximately 7%, excluding the effect of foreign currency, with the acquisitions accounting for the remainder of the increase. As a result, the Company’s backlog of unfilled orders at March 31, 2008 was $733.0 million, an increase of $44.8 million or 6.5% when compared with $688.2 million at December 31, 2007. The increase in backlog was due to higher order levels in base differentiated businesses and the recent acquisitions, noted above.
     Segment operating income for the first quarter of 2008 was $126.2 million, an increase of $26.0 million or 26.0% when compared with $100.2 million for the first quarter of 2007. Segment operating income, as a percentage of sales, increased to 20.7% for the first quarter of 2008 from 19.8% for the first quarter of 2007. The increase in segment operating income and in operating margins resulted primarily from strength in the Company’s differentiated businesses, which includes the profit contributions made by the acquisitions.
     Selling, general and administrative expenses (SG&A) for the first quarter of 2008 were $73.4 million, an increase of $11.3 million or 18.2% when compared with the first quarter of 2007. As a percentage of sales, SG&A expenses were 12.0% for the first quarter of 2008, compared with 12.3% for the first quarter of 2007. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased approximately 7%, including the impact of foreign currency translation, for the first three months of 2008, compared with the same period of 2007, which was in line with internal sales growth. Selling expenses, as a percentage of sales, increased to 10.4% for the first quarter of 2008, compared with 10.3% for the first quarter of 2007. The Company expects 2008 general and administrative expenses to be unchanged from 2007.
     Corporate administrative expenses for the first quarter of 2008 were $10.0 million, essentially unchanged from the first quarter of 2007. As a percentage of sales, corporate administrative expenses for the first quarter of 2008 were 1.6%, compared with 2.0% for the first quarter of 2007.
     Consolidated operating income was $116.2 million or 19.0% of sales for the first quarter of 2008, an increase of $26.3 million or 29.3% when compared with $89.9 million, or 17.8% of sales for the first quarter of 2007.
     Interest expense was $15.1 million for the first quarter of 2008, an increase of $4.2 million or 38.7% when compared with $10.9 million for the first quarter of 2007. The increase was due to the impact of the initial funding of the private placement senior notes in the fourth quarter of 2007, higher average borrowings to fund the recent acquisitions, higher average interest rates and the repurchase of 1.0 million shares of the Company’s common stock in the first quarter of 2008.
     The effective tax rate for the first quarter of 2008 was 33.9% compared with 35.1% for the first quarter of 2007. The lower effective tax rate for the first quarter of 2008 primarily reflects an enacted decrease in certain foreign corporate tax rates, partially offset by an increase in state income taxes.
     Net income for the first quarter of 2008 totaled $66.4 million, an increase of 30.4% when compared with $50.9 million for the first quarter of 2007. Diluted earnings per share increased 29.2% to $0.62 per share, compared with $0.48 per share for the first quarter of 2007.

Results of operations (Continued)
Segment Results
     Electronic Instruments Group (EIG) sales totaled $340.4 million for the first quarter of 2008, an increase of $57.5 million or 20.3% when compared with $282.9 million for the first quarter of 2007. The sales increase was due to internal growth in the Group’s aerospace, power, and process and analytical businesses along with the acquisitions of Advanced Industries, B&S Aircraft, Cameca and California Instruments. Internal growth accounted for approximately 6% of the sales increase, excluding a favorable 3% effect of foreign currency. The acquisitions accounted for the remainder of the increase.
     Operating income of EIG was $79.2 million for the first quarter of 2008, an increase of $17.0 million or 27.3% when compared with $62.2 million for the first quarter of 2007. The increases in segment operating income were due to the contribution from the higher sales by the Group’s aerospace, power and process and analytical businesses, which includes the acquisitions mentioned above. Operating margins for the Group were 23.3% of sales for the first quarter of 2008 compared with 22.0% of sales for the first quarter of 2007. The increase in operating margins was driven by operational excellence initiatives throughout the Group.
     Electromechanical Group (EMG) sales totaled $270.8 million for the first quarter of 2008, an increase of $48.4 million or 21.8% from $222.4 million for the first quarter of 2007. The sales increase was due to internal growth of approximately 5%, excluding a favorable 2% effect of foreign currency, driven primarily by the Group’s differentiated businesses. The acquisitions of Seacon Phoenix, Hamilton Precision Metals, Umeco, Drake Air and Motion Control Group primarily accounted for the remainder of the sales increase.
     Operating income of EMG was $47.0 million for the first quarter of 2008, an increase of $9.0 million or 23.8% when compared with $38.0 million for the first quarter of 2007. EMG’s increase in operating income was primarily due to higher sales from the Group’s differentiated businesses, which includes the acquisitions mentioned above. Operating margins for the Group were 17.4% of sales for the first quarter of 2008 compared with 17.1% of sales for the first quarter of 2007. The increase in operating margins was driven by operational excellence initiatives throughout the Group.
Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $76.5 million for the first quarter of 2008, an increase of $21.7 million or 39.5% when compared with $54.8 million for the first quarter of 2007. The increase in operating cash flow was primarily the result of higher earnings and lower overall operating working capital levels.
     Cash used for investing activities totaled $81.5 million for the first quarter of 2008, compared with $8.4 million for the first quarter of 2007. For the first quarter of 2008, the Company paid $74.9 million for two business acquisitions and one technology line acquisition, net of cash received. Additions to property, plant and equipment totaled $9.0 million for the first quarter of 2008, compared with $8.5 million for the first quarter of 2007.

     Cash used for financing activities totaled $54.2 million for the first quarter of 2008, compared with $38.5 million for the first quarter of 2007. Cash used in both periods included repayments of long-term borrowings of $6.9 million in the first quarter of 2008 and short-term borrowings of $35.5 million in the first quarter of 2007.
     At March 31, 2008, total debt outstanding was $904.2 million, compared with $903.0 million at December 31, 2007. The debt-to-capital ratio was 41.4% at March 31, 2008, compared with 42.1% at December 31, 2007. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 38.2% at March 31, 2008, compared with 37.1% at December 31, 2007. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     Additional financing activities for the first quarter of 2008 include net cash proceeds from the exercise of employee stock options of $1.8 million compared with $4.3 million for the first quarter of 2007. Repurchases of approximately 1.0 million shares of the Company’s common stock in the first quarter of 2008 totaled $43.5 million, compared with a total of $2.9 million for 81.5 thousand shares in the first quarter of 2007. On January 24, 2008, the Board of Directors approved an increase of $50 million in the authorization for the repurchase of its common stock, adding to the $25.9 million that remained available at December 31, 2007 from an existing $50 million authorization approved in March 2003 for a total of $75.9 million. As of March 31, 2008, $32.4 million remained available for repurchases of the Company’s common stock.
     As a result of the activities discussed above, the Company’s cash and cash equivalents at March 31, 2008 totaled $114.7 million, compared with $170.1 million at December 31, 2007. The Company believes it has sufficient cash-generating capabilities, available credit facilities and access to long-term capital funds to enable it to meet its needs in the foreseeable future.
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

Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of March 31, 2008.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchase of equity securities by the issuer and affiliated purchasers.
     The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2008:

				Approximate
				Dollar Value of
			Total Number of	Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan (1)	the Plan
January 1, 2008 to January 31, 2008	414,200	$43.93	414,200	$57,717,566
February 1, 2008 to February 29, 2008	585,857	$43.25	585,857	32,377,997
March 1, 2008 to March 31, 2008	—	—	—	32,377,997

Total	1,000,057	$43.53	1,000,057

(1)	On January 24, 2008, the Board of Directors approved an increase of $50 million in the authorization for the repurchase of its common stock, adding to the $25.9 million that remained available at December 31, 2007 from an existing $50 million authorization approved in March 2003 for a total of $75.9 million. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion. This column discloses the number of shares purchased pursuant to the Board’s authorization.

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of AMETEK, Inc. (the “Company”) was held on April 22, 2008. The following matters were voted on at the Annual Meeting and received the number of votes indicated:
1)	Election of Directors. The following nominees were elected to the Board of Directors for a term expiring in 2011:

	Number of Shares
		Voted against
Nominee	Voted for	or withheld
Sheldon S. Gordon	60,876,087	40,002,387
Frank S. Hermance	68,508,135	32,370,339
David P. Steinmann	60,549,203	40,329,271
Of the remaining five Board members, James R. Malone, Elizabeth R. Varet and Dennis K. Williams terms expire in 2009 and Steven W. Kohlhagen and Charles D. Klein terms expire in 2010.
2)	Appointment of Independent Registered Public Accounting Firm. The Stockholders ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the Company for the year 2008. There were 98,837,832 shares voted for approval, 1,787,764 shares voted against and 252,878 shares abstaining.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc. (Registrant)
By:	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President and Comptroller (Principal Accounting Officer)

May 2, 2008