Form 10-Q
period 2008-06-30
AMETEK INC/
filed 2008-08-01
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (610) 647-2121
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 29, 2008 was 106,719,868 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$648,771	$519,468	$1,259,968	$1,024,751

Operating expenses:
Cost of sales, excluding depreciation	437,183	350,237	848,200	693,581
Selling, general and administrative	85,653	62,854	159,020	124,907
Depreciation	11,824	9,767	22,404	19,729

Total operating expenses	534,660	422,858	1,029,624	838,217

Operating income	114,111	96,610	230,344	186,534
Other expenses:
Interest expense	(15,328)	(10,998)	(30,462)	(21,907)
Other, net	(929)	(1,537)	(1,626)	(2,103)

Income before income taxes	97,854	84,075	198,256	162,524
Provision for income taxes	32,012	26,062	66,057	53,611

Net income	$65,842	$58,013	$132,199	$108,913

Basic earnings per share	$0.62	$0.55	$1.25	$1.03

Diluted earnings per share	$0.61	$0.54	$1.23	$1.02

Weighted average common shares outstanding:
Basic shares	105,950	105,665	105,946	105,395

Diluted shares	107,476	107,433	107,613	107,157

Dividends declared and paid per share	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,608	$170,139
Marketable securities	10,051	10,842
Receivables, less allowance for possible losses	442,566	395,631
Inventories	357,115	301,679
Deferred income taxes	22,832	23,294
Other current assets	54,181	50,619

Total current assets	1,028,353	952,204

Property, plant and equipment, at cost	859,961	817,558
Less accumulated depreciation	(539,594)	(524,451)

	320,367	293,107

Goodwill	1,245,138	1,045,733
Other intangibles, net of accumulated amortization	366,918	312,349
Investments and other assets	148,363	142,307

Total assets	$3,109,139	$2,745,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$422,083	$236,005
Accounts payable	253,377	206,170
Income taxes payable	34,727	28,437
Accrued liabilities	170,250	170,138

Total current liabilities	880,437	640,750

Long-term debt	667,854	666,953
Deferred income taxes	137,397	116,568
Other long-term liabilities	77,320	80,722

Stockholders’ equity:
Common stock	1,101	1,097
Capital in excess of par value	195,842	174,450
Retained earnings	1,218,523	1,099,111
Accumulated other comprehensive income	22,819	5,370
Treasury stock	(92,154)	(39,321)

	1,346,131	1,240,707

Total liabilities and stockholders’ equity	$3,109,139	$2,745,700

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash provided by (used for):
Operating activities:
Net income	$132,199	$108,913
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	30,076	24,357
Deferred income tax expense	(2,187)	(6,002)
Share-based compensation expense	14,293	8,052
Net change in assets and liabilities, net of acquisitions	(28,024)	(16,020)
Pension contribution and other	(4,555)	629

Total operating activities	141,802	119,929

Investing activities:
Additions to property, plant and equipment	(19,911)	(17,150)
Purchases of businesses, net of cash acquired	(278,310)	(100,338)
Other	5,220	(25)

Total investing activities	(293,001)	(117,513)

Financing activities:
Net change in short-term borrowings	185,051	21,407
Reduction in long-term borrowings	(7,417)	—
Repurchases of common stock	(57,444)	(2,881)
Cash dividends paid	(12,719)	(12,791)
Excess tax benefits from share-based payments	4,915	6,237
Proceeds from employee stock plans	6,347	11,665

Total financing activities	118,733	23,637

Effect of exchange rate changes on cash and cash equivalents	3,935	1,172

(Decrease) increase in cash and cash equivalents	(28,531)	27,225

Cash and cash equivalents:
As of January 1	170,139	49,091

As of June 30	$141,608	$76,316

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2008, the consolidated results of its operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.
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
     At June 30, 2008, $0.4 million of the Company’s cash and cash equivalents and $10.1 million of marketable securities are valued as level 1 investments. The Company held $8.2 million valued as level 2 investments in the investments and other assets line of the balance sheet. For the six months ended June 30, 2008, gains and losses on the investments noted above were not material.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 significantly changes the accounting for and reporting of noncontrolling (minority) interests in the Company’s consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 160 on our consolidated results of operations, financial position and cash flows.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles (“GAAP”). FSP FAS 142-3 applies to all intangible assets and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated results of operations, financial position and cash flows.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (“the GAAP hierarchy”). The Company has evaluated SFAS 162 and does not expect the adoption of SFAS 162 will have an impact on our consolidated results of operations, financial position and cash flows.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Weighted average shares:
Basic shares	105,950	105,665	105,946	105,395
Stock option and awards plans	1,526	1,768	1,667	1,762

Diluted shares	107,476	107,433	107,613	107,157

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
4. Acquisitions
     The Company spent a total of approximately $278.3 million in cash, net of cash acquired, to acquire Motion Control Group (“MCG”), Drake Air (“Drake”) and Newage Testing Instruments (“Newage”) in February 2008, Reading Alloys in April 2008 and Vision Research, Inc. in June 2008. MCG is a leading global manufacturer of highly customized motors and motion control solutions for the medical, life sciences, industrial automation, semiconductor and aviation markets. MCG enhances our capability in providing precision motion technology solutions. Drake is a provider of heat-transfer repair services to the commercial aerospace industry and further expands our presence in the global aerospace maintenance, repair and overhaul (MRO) services industry. Newage is a technology line acquisition of hardness testing equipment used by the automotive, aerospace, oil exploration and defense industries. Reading Alloys is a global leader in specialty titanium master alloys and highly engineered metal powders used in the aerospace, medical implant, military and electronics markets. Vision Research is a leading manufacturer of high-speed digital imaging systems used for motion capture and analysis in numerous test and measurement applications. MCG, Drake and Reading Alloys are part of the Company’s Electromechanical Group (“EMG”) and Newage and Vision Research are part of the Company’s Electronic Instruments Group (“EIG”).
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
     The following table represents the tentative allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value:

(In millions)
Property, plant and equipment	$18.0
Goodwill	169.0
Other intangible assets	59.9
Net working capital and other	31.4

Total purchase price	$278.3

     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The MCG acquisition is a strategic fit with our highly differentiated technical motors business, sharing common markets, customers, distribution channels and motor platforms. The Drake acquisition further expands the Company’s position in the third party aerospace MRO market. The Newage acquisition complements the products offered by our measurement and calibration technologies business and broadens the range of materials testing solutions we can provide and support through our global sales and service network. The Reading Alloys acquisition expands our position in customized titanium products, adding to our capabilities in strip and foil products used in medical devices, electronic components and aerospace instruments. In addition, Reading Alloys’ metal powder production techniques complement our existing gas and water atomization capabilities. The Vision Research acquisition provides opportunities for growth in high-speed digital imaging and serves a number of our markets, including aerospace and defense, general industrial, and research and development
     The Company is in the process of conducting third party valuations of certain tangible and intangible assets acquired, as well as preparing restructuring plans for certain acquisitions. Adjustments to the allocation of purchase price will be recorded within the purchase price allocation period of up to twelve months subsequent to the dates of acquisition. Therefore, the allocation of the purchase price is subject to revision.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
     Had the 2008 acquisitions been made at the beginning of 2008, pro forma net sales, net income and diluted earnings per share for the three and six months ended June 30, 2008 would not have been materially different than the amounts reported.
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

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In millions, except per share)
Net sales	$600.4	$1,195.1
Net income	$61.1	$116.7
Diluted earnings per share	$0.57	$1.09
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2007.
Acquisitions Subsequent to June 30, 2008
     In July 2008, the Company announced it has agreed to acquire the programmable power business of Xantrex Technology, Inc. for approximately $120 million in cash, subject to customary closing conditions. Xantrex Programmable is a leader in alternating current and direct current programmable power supplies used to test electrical and electronic products. Xantrex Programmable significantly expands our position in the niche market for programmable power sources and provides us with further opportunities for growth in the electronic test and measurement equipment market. Xantrex Programmable will join AMETEK’s Electronic Instruments Group.
5. Goodwill
     The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2007	$622.0	$423.7	$1,045.7
Goodwill acquired during the period	94.1	74.9	169.0
Purchase price allocation adjustments and other*	8.5	8.2	16.7
Foreign currency translation adjustments	12.7	1.0	13.7

Balance at June 30, 2008	$737.3	$507.8	$1,245.1

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain preliminary allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
6. Inventories
     The components of inventories were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Finished goods and parts	$65,871	$52,206
Work in process	98,576	86,858
Raw materials and purchased parts	192,668	162,615

Total inventories	$357,115	$301,679

     Inventory increased $55.4 million from December 31, 2007 to June 30, 2008. The 2008 acquisitions added approximately $36 million to the June 30, 2008 inventory balance with the remainder of the inventory increase related to base businesses.
7. Debt
     The accounts receivable securitization facility was amended and restated in May 2008 to decrease the Company’s available borrowing capacity from $110 million to $100 million as well as extend the expiration date from May 2008 to May 2009. The Company intends to renew the securitization facility on an annual basis. Interest rates on amounts drawn down are based on prevailing market rates for short-term commercial paper plus a program fee. The Company also pays a commitment fee on any unused commitments under the securitization facility. The Company’s accounts receivable securitization is accounted for as a secured borrowing under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At June 30, 2008, the Company had no borrowings outstanding on the accounts receivable securitization.
     In July 2008, the Company repaid the $225 million 7.20% senior notes due July 2008 using the proceeds from borrowings under its existing revolving credit facility. Also in July 2008, the Company obtained the second funding of $80 million in aggregate principal amount of 6.35% senior notes due July 2018 under the third quarter of 2007 private placement agreement which completed the sale of $450 million in senior notes to a group of institutional investors. The first funding occurred in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% senior notes due December 2019.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
8. Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$65,842	$58,013	$132,199	$108,913
Foreign currency translation adjustment	471	(721)	15,659	47
Foreign currency net investment hedge*	17	1,403	2,209	2,118
Other	135	445	(419)	441

Total comprehensive income	$66,465	$59,140	$149,648	$111,519

*	Represents the net gains and losses from the non-derivative foreign-currency-denominated long-term debt in excess of the net gains and losses on the Company’s investment in certain foreign operations. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
9. Share-Based Compensation
     Under the terms of the Company’s stockholder approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Employee and non-employee director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant and restricted stock awards generally have a four-year cliff vesting. Options primarily have a maximum contractual term of seven years. At June 30, 2008, 8.1 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 4.1 million shares for stock options outstanding.
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
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the period indicated:

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
Expected stock volatility	18.4%	22.4%
Expected life of the options (years)	4.7	4.7
Risk-free interest rate	2.60%	4.53%
Expected dividend yield	0.49%	0.66%

Black-Scholes-Merton fair value per option granted	$9.58	$9.58

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
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
     Total share-based compensation expense recognized under SFAS 123R was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Stock option expense	$1,811	$1,737	$3,238	$3,148
Restricted stock expense*	9,319	1,679	11,055	4,904

Total pretax expense	11,130	3,416	14,293	8,052
Related tax benefit	(1,393)	(960)	(2,209)	(2,260)

Reduction of net income	$9,737	$2,456	$12,084	$5,792

Reduction of earnings per share:
Basic*	$0.09	$0.02	$0.11	$0.05

Diluted*	$0.09	$0.02	$0.11	$0.05

*	The three and six months ended June 30, 2008 reflect the accelerated vesting of a restricted stock grant in the second quarter of 2008. The six months ended June 30, 2007 reflects the accelerated vesting of a restricted stock grant in the first quarter of 2007. See discussion on page 13.
     Pretax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.
     A summary of the Company’s stock option activity and related information for the six months ended June 30, 2008 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)		(Years)	(In millions)
Outstanding at beginning of year	3,806	$23.05
Granted	712	48.60
Exercised	(389)	16.72
Forfeited	(21)	33.07

Outstanding at end of period	4,108	$28.03	4.1	$79.8

Exercisable at end of period	2,338	$19.83	2.9	$64.0

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
     The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 was $12.2 million. The total fair value of the stock options vested during the six months ended June 30, 2008 was $4.8 million.
     The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the date of grant is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is the same as the calculated derived service period as determined on the grant date. Restricted stock awards are also subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On May 19, 2008, the April 27, 2005 grant of 706,605 shares of restricted stock vested under an accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $7.8 million ($7.3 million net after-tax charge) for the six months ended June 30, 2008. On February 20, 2007, the May 18, 2004 grant of 264,195 shares of restricted stock vested under an accelerated vesting provision. The charge to income due to the accelerated vesting of these shares did not have a material impact on our earnings for the six months ended June 30, 2007. At June 30, 2008, the Company had 0.6 million shares of restricted stock outstanding.
10. Income Taxes
     The Company adopted the provisions of FIN 48, Accounting for the Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $4.7 million increase in liabilities associated with unrecognized tax benefits, including interest and penalties of $2.4 million, a decrease of $1.2 million in goodwill related to a previous business combination, and a $5.9 million charge to the January 1, 2007, opening balance of retained earnings.
     At June 30, 2008, the Company had gross unrecognized tax benefits of $24.3 million of which $18.2 million, if recognized, would impact the effective tax rate. At December 31, 2007, the Company had gross unrecognized tax benefits of $22.7 million of which $21.6 million, if recognized, would impact the effective tax rate. The additions below primarily reflect the impact of new information related to an Internal Revenue Service audit, while the reductions below reflect a favorable agreement in the UK related to deductible interest expense.
     A reconciliation of the liability for uncertain tax positions was as follows:

(In millions)
Balance at December 31, 2007	$22.7
Additions for tax positions related to 2008	—
Additions for tax positions related to 2007 and prior	5.2
Reductions for tax positions related to 2007 and prior	(3.6)

Balance at June 30, 2008	$24.3

     The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2008 and 2007 were not significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
11. Retirement and Pension Plans
     Total net pension expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Defined benefit plans:
Service cost	$1,424	$1,740	$2,980	$3,433
Interest cost	7,231	6,955	14,497	13,849
Expected return on plan assets	(10,525)	(9,884)	(21,051)	(19,653)
Amortization of net actuarial loss and prior service costs	122	252	52	414

SFAS 87 income	(1,748)	(937)	(3,522)	(1,957)

Other plans:
Defined contribution plans	3,158	2,276	6,574	5,122
Foreign plans and other	1,186	916	2,458	1,767

Total other plans	4,344	3,192	9,032	6,889

Total net pension expense	$2,596	$2,255	$5,510	$4,932

     For the six months ended June 30, 2008 and 2007, contributions to our defined benefit pension plans were not significant. For the full year 2008, we currently estimate that we will make contributions to our worldwide defined benefit pension plans of approximately $5 million, compared with contributions of $5.2 million for the full year 2007. The current estimate of 2008 pension contributions is in line with the amount disclosed in our 2007 Form 10-K.
12. Product Warranties
     The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.
     Changes in accrued product warranty obligation were as follows:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Balance, beginning of year	$14,433	$10,873
Accruals for warranties issued during the period	4,678	3,382
Settlements made during the period	(5,106)	(3,432)
Warranty accruals related to acquisitions and other	952	32

Balance, end of period	$14,957	$10,855

     Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
13. Segment Disclosure
     The Company has two reportable segments, the Electronic Instruments Group and the Electromechanical Group. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.
     At June 30, 2008, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2007, nor were there any changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and six months ended June 30, 2008 and 2007 can be found in the table on page 16 in the Management Discussion & Analysis section of this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth net sales and income of the Company by reportable segment and on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net Sales(1):
Electronic Instruments	$343,050	$281,713	$683,425	$564,646
Electromechanical	305,721	237,755	576,543	460,105

Consolidated net sales	$648,771	$519,468	$1,259,968	$1,024,751

Income:
Segment operating income(2):
Electronic Instruments	$78,108	$62,157	$157,297	$124,358
Electromechanical	53,103	43,711	100,154	81,717

Total segment operating income	131,211	105,868	257,451	206,075
Corporate administrative and other expenses	(17,100)	(9,258)	(27,107)	(19,541)

Consolidated operating income	114,111	96,610	230,344	186,534
Interest and other expenses, net	(16,257)	(12,535)	(32,088)	(24,010)

Consolidated income before income taxes	$97,854	$84,075	$198,256	$162,524

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Results of operations for the second quarter of 2008 compared with the second quarter of 2007
     For the second quarter of 2008, the Company posted record sales and established second quarter records for operating income, net income and diluted earnings per share. The Company achieved these results from strong internal growth in both its Electronic Instruments (EIG) and Electromechanical (EMG) Groups, as well as contributions from the acquisitions of Seacon Phoenix in April 2007, Advanced Industries, B&S Aircraft and Hamilton Precision Metals in June 2007, Cameca SAS in August 2007, the Repair & Overhaul Division of Umeco plc (“Umeco”) in November 2007, California Instruments in December 2007, Drake Air and Motion Control Group in February 2008, Reading Alloys in April 2008 and Vision Research in June 2008.
     Net sales for the second quarter of 2008 were $648.8 million, an increase of $129.3 million or 24.9% when compared with net sales of $519.5 million for the second quarter of 2007. The net sales increase for the second quarter of 2008 was driven by strong internal sales growth of approximately 7%, which excludes a 3% favorable effect of foreign currency translation, led by the Company’s differentiated businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.

Results of Operations (continued)
     Total international sales for the second quarter of 2008 were $306.8 million, or 47.3% of consolidated net sales, an increase of $52.7 million or 20.8% when compared with $254.1 million, or 48.9% of consolidated net sales for the second quarter of 2007. The sales generated by the recent acquisitions noted above are more heavily weighted towards domestic sales. The increase in international sales primarily results from increased sales from base businesses, which includes the effect of foreign currency translation, as well as, the acquisitions, most notably the Cameca and Umeco acquisitions. Increased international sales came primarily from sales to Europe and Asia by both reportable segments.
     Segment operating income for the second quarter of 2008 was $131.2 million, an increase of $25.3 million or 23.9% when compared with $105.9 million for the second quarter of 2007. The increase in segment operating income resulted primarily from strength in the Company’s differentiated businesses, which includes the profit contributions made by the acquisitions. Segment operating income, as a percentage of sales, decreased to 20.2% for the second quarter of 2008 from 20.4% for the second quarter of 2007. The decrease in operating margins was primarily driven by the dilutive impact of acquisitions within the Electromechanical Group.
     Selling, general and administrative expenses (SG&A) for the second quarter of 2008 were $85.7 million, an increase of $22.8 million or 36.3% when compared with $62.9 million for the second quarter of 2007. As a percentage of sales, SG&A expenses were 13.2% for the second quarter of 2008, compared with 12.1% for the second quarter of 2007. A portion of the increase in SG&A expenses was the result of a $7.1 million charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2005 restricted stock grant in the second quarter of 2008. Additionally, the Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased approximately 10%, including the impact of foreign currency translation, for the second quarter of 2008, compared with the same period of 2007, which was in line with internal sales growth. Selling expenses, as a percentage of sales, increased to 10.6% for the second quarter of 2008, compared with 10.3% for the second quarter of 2007.
     Corporate administrative expenses for the second quarter of 2008 were $17.1 million, an increase of $7.9 million when compared with $9.2 million for the second quarter of 2007. As a percentage of sales, corporate administrative expenses for the second quarter of 2008 were 2.6%, compared with 1.8% for the second quarter of 2007. The increase in corporate administrative expenses is the result of equity based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2008, noted above.
     Consolidated operating income was $114.1 million or 17.6% of sales for the second quarter of 2008, an increase of $17.5 million or 18.1% when compared with $96.6 million, or 18.6% of sales for the second quarter of 2007.
     Interest expense was $15.3 million for the second quarter of 2008, an increase of $4.3 million or 39.4% when compared with $11.0 million for the second quarter of 2007. The increase was due to the impact of the initial funding of the private placement senior notes in the fourth quarter of 2007, higher average borrowings to fund the recent acquisitions and the repurchase of 0.3 million shares of the Company’s common stock in the second quarter of 2008.
     The effective tax rate for the second quarter of 2008 was 32.7% compared with 31.0% for the second quarter of 2007. The higher effective tax rate for the second quarter of 2008 primarily reflects the impact of accelerated vesting of non-deductible restricted stock amortization, offset by the impact of a favorable agreement in the UK related to deductible interest expense for which previously unrecognized tax benefits were recognized. The lower effective tax rate for the second quarter of 2007 primarily reflects the recognition of tax benefits from our international tax planning initiatives.
     Net income for the second quarter of 2008 totaled $65.8 million, an increase of 13.5% when compared with $58.0 million for the second quarter of 2007. Diluted earnings per share increased 13.0% to $0.61 per share, compared with $0.54 per share for the second quarter of 2007.

Results of Operations (continued)
Segment Results
     Electronic Instruments Group (EIG) sales totaled $343.1 million for the second quarter of 2008, an increase of $61.4 million or 21.8% when compared with $281.7 million for the second quarter of 2007. The sales increase was due to internal growth of approximately 9%, excluding a favorable 2% effect of foreign currency, driven primarily by the Group’s aerospace, power, and process and analytical businesses. The acquisitions of Advanced Industries, B&S Aircraft, Cameca, California Instruments and Vision Research primarily accounted for the remainder of the sales increase.
     Operating income of EIG was $78.1 million for the second quarter of 2008, an increase of $15.9 million or 25.6% when compared with $62.2 million for the second quarter of 2007. The increases in segment operating income were due to the contribution from the higher sales by the Group’s aerospace, power and process and analytical businesses, which includes the acquisitions mentioned above. Operating margins for the Group were 22.8% of sales for the second quarter of 2008 compared with 22.1% of sales for the second quarter of 2007. The increase in operating margins was primarily driven by a gain on the sale of a facility, along with operational excellence initiatives throughout the Group.
     Electromechanical Group (EMG) sales totaled $305.7 million for the second quarter of 2008, an increase of $67.9 million or 28.6% from $237.8 million for the second quarter of 2007. The sales increase was due to internal growth of approximately 6%, excluding a favorable 2% effect of foreign currency, driven primarily by the Group’s differentiated businesses. The acquisitions of Seacon Phoenix, Hamilton Precision Metals, Umeco, Drake Air, Motion Control Group and Reading Alloys accounted for the remainder of the sales increase.
     Operating income of EMG was $53.1 million for the second quarter of 2008, an increase of $9.4 million or 21.5% when compared with $43.7 million for the second quarter of 2007. EMG’s increase in operating income was primarily due to higher sales from the Group’s differentiated businesses, which includes the acquisitions mentioned above. Operating margins for the Group were 17.4% of sales for the second quarter of 2008 compared with 18.4% of sales for the second quarter of 2007. The decrease in operating margins was primarily driven by the dilutive impact of the recent acquisitions. Additionally, in the second quarter of 2007, the Group realized a gain on the settlement of a warranty issue with a customer.

Results of Operations (continued)
Results of operations for the first six months of 2008 compared with the first six months of 2007
     Net sales for the first six months of 2008 were $1,260.0 million, an increase of $235.2 million or 23.0% when compared with net sales of $1,024.8 million for the same period of 2007. The net sales increase for the first six months of 2008 was driven by strong internal sales growth of approximately 6%, which excludes a 3% favorable effect of foreign currency translation, led by the Company’s differentiated businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.
     Total international sales for the first six months of 2008 were $619.4 million, or 49.2% of consolidated net sales, an increase of $113.3 million or 22.4% when compared with $506.1 million, or 49.4% of consolidated net sales for the same period of 2007. The increase in international sales primarily results from increased sales from base businesses, which includes the effect of foreign currency translation, as well as, the acquisitions, most notably the Cameca and Umeco acquisitions. Increased international sales came primarily from sales to Europe and Asia by both reportable segments.
     New orders for the first six months of 2008 was a record at $1,367.6 million, an increase of $264.2 million or 23.9% when compared with $1,103.4 million for the same period of 2007. The increase in new orders was due to internal growth in the Company’s differentiated businesses, led by the Company’s process and industrial, and power businesses, of approximately 6%, excluding the effect of foreign currency, with the acquisitions accounting for the remainder of the increase. As a result, the Company’s backlog of unfilled orders at June 30, 2008 was $795.8 million, an increase of $107.6 million or 15.6% when compared with $688.2 million at December 31, 2007. The increase in backlog was due to higher order levels in base differentiated businesses and the recent acquisitions, noted above.
     Segment operating income for the first six months of 2008 was $257.5 million, an increase of $51.4 million or 24.9% when compared with $206.1 million for the same period of 2007. Segment operating income, as a percentage of sales, increased to 20.4% for the first six months of 2008 from 20.1% for the same period of 2007. The increase in segment operating income and in operating margins resulted primarily from strength in the Company’s differentiated businesses, which includes the profit contributions made by the acquisitions.
     Selling, general and administrative expenses (SG&A) for the first six months of 2008 were $159.0 million, an increase of $34.1 million or 27.3% when compared with $124.9 million for the same period of 2007. As a percentage of sales, SG&A expenses were 12.6% for the first six months of 2008, compared with 12.2% for the same period of 2007. A portion of the increase in SG&A expenses was the result of a $7.1 million charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2005 restricted stock grant in the second quarter of 2008. Additionally, the Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased approximately 9%, including the impact of foreign currency translation, for the first six months of 2008, compared with the same period of 2007, which was in line with internal sales growth. Selling expenses, as a percentage of sales, increased to 10.5% for the first six months of 2008, compared with 10.3% for the same period of 2007.
     Corporate administrative expenses for the first six months of 2008 were $27.0 million, an increase of $7.5 million when compared with $19.5 million for the same period of 2007. As a percentage of sales, corporate administrative expenses for the first six months of 2008 were 2.1%, compared with 1.9% for the same period of 2007. The increase in corporate administrative expenses is the result of equity based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2008, noted above.
     Consolidated operating income was $230.3 million or 18.3% of sales for the first six months of 2008, an increase of $43.8 million or 23.5% when compared with $186.5 million, or 18.2% of sales for the same period of 2007.

Results of Operations (continued)
     Interest expense was $30.5 million for the first six months of 2008, an increase of $8.6 million or 39.1% when compared with $21.9 million for the same period of 2007. The increase was due to the impact of the initial funding of the private placement senior notes in the fourth quarter of 2007, higher average borrowings to fund the recent acquisitions and the repurchase of 1.3 million shares of the Company’s common stock in the first six months of 2008.
     The effective tax rate for the first six months of 2008 was 33.3% compared with 33.0% for the same period of 2007. The higher effective tax rate for the first six months of 2008 primarily reflects an increase in state income taxes and the impact of accelerated vesting of non-deductible restricted stock amortization, offset by the impact of a favorable agreement in the UK related to deductible interest expense for which previously unrecognized tax benefits were recognized.
     Net income for the first six months of 2008 totaled $132.2 million, an increase of 21.4% when compared with $108.9 million for the same period of 2007. Diluted earnings per share increased 20.6% to $1.23 per share, compared with $1.02 per share for the first six months of 2007.
Segment Results
     Electronic Instruments Group (EIG) sales totaled $683.4 million for the first six months of 2008, an increase of $118.8 million or 21.0% when compared with $564.6 million for the same period of 2007. The sales increase was due to internal growth of approximately 7%, excluding a favorable 3% effect of foreign currency, driven primarily by the Group’s aerospace, power, and process and analytical businesses. The acquisitions of Advanced Industries, B&S Aircraft, Cameca, California Instruments and Vision Research primarily accounted for the remainder of the sales increase.
     Operating income of EIG was $157.3 million for the first six months of 2008, an increase of $32.9 million or 26.5% when compared with $124.4 million for the same period of 2007. The increases in segment operating income were due to the contribution from the higher sales by the Group’s aerospace, power and process and analytical businesses, which includes the acquisitions mentioned above. Operating margins for the Group were 23.0% of sales for the first six months of 2008 compared with 22.0% of sales for the same period of 2007. The increase in operating margins was driven by operational excellence initiatives throughout the Group.
     Electromechanical Group (EMG) sales totaled $576.5 million for the first six months of 2008, an increase of $116.4 million or 25.3% from $460.1 million for the same period of 2007. The sales increase was due to internal growth of approximately 5%, excluding a favorable 3% effect of foreign currency, driven primarily by the Group’s differentiated businesses. The acquisitions of Seacon Phoenix, Hamilton Precision Metals, Umeco, Drake Air, Motion Control Group and Reading Alloys primarily accounted for the remainder of the sales increase.
     Operating income of EMG was $100.2 million for the first six months of 2008, an increase of $18.5 million or 22.6% when compared with $81.7 million for the same period of 2007. EMG’s increase in operating income was primarily due to higher sales from the Group’s differentiated businesses, which includes the acquisitions mentioned above. Operating margins for the Group were 17.4% of sales for the first six months of 2008 compared with 17.8% of sales for the same period of 2007. The decrease in operating margins was primarily driven by the dilutive impact of acquisitions.

Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $141.8 million for the first six months of 2008, an increase of $21.9 million or 18.3% when compared with $119.9 million for the first six months of 2007. The increase in operating cash flow was primarily the result of higher earnings, partially offset by higher overall operating working capital levels necessary to grow the business.
     Cash used for investing activities totaled $293.0 million for the first six months of 2008, compared with $117.5 million for the first six months of 2007. In the first six months of 2008, the Company paid $278.3 million for four business acquisitions and one technology line acquisition, net of cash received, compared with $100.3 million paid for four business acquisitions and one technology line, net of cash received in the same period of 2007. Additions to property, plant and equipment totaled $19.9 million for the first six months of 2008, compared with $17.2 million in the same period of 2007.
     Cash provided by financing activities totaled $118.7 million for the first six months of 2008, compared with $23.6 million for the first six months of 2007. In the first six months of 2008, the net total borrowings increased by $177.6 million, compared with a net total increase of $21.4 million in the first six months of 2007. In May 2008, the accounts receivable securitization facility was amended and restated, which decreased the Company’s available borrowing capacity from $110 million to $100 million and extended the expiration date from May 2008 to May 2009. There were no borrowings under this facility at June 30, 2008.
     At June 30, 2008, total debt outstanding was $1,089.9 million, compared with $903.0 million at December 31, 2007. The debt-to-capital ratio was 44.7% at June 30, 2008, compared with 42.1% at December 31, 2007. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 41.3% at June 30, 2008, compared with 37.1% at December 31, 2007. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     Additional financing activities for the first six months of 2008 include net cash proceeds from the exercise of employee stock options of $6.3 million compared with $11.7 million for the first six months of 2007. Repurchases of approximately 1.3 million shares of the Company’s common stock in the first six months of 2008 totaled $57.4 million, compared with a total of $2.9 million for 81.5 thousand shares repurchased in the first six months of 2007. On January 24, 2008, the Board of Directors approved an increase of $50 million in the authorization for the repurchase of its common stock, adding to the $25.9 million that remained available at December 31, 2007 from an existing $50 million authorization approved in March 2003 for a total of $75.9 million. On July 23, 2008, the Board of Directors approved an increase of $50 million in the authorization for the repurchase of its common stock, adding to the $18.5 million that remained available at June 30, 2008 from an existing $50 million authorization approved in January 2008 for a total of $68.5 million.
     As a result of the activities discussed above, the Company’s cash and cash equivalents at June 30, 2008 totaled $141.6 million, compared with $170.1 million at December 31, 2007. The Company believes it has sufficient cash-generating capabilities, available credit facilities and access to long-term capital funds to enable it to meet its needs in the foreseeable future.
     In July 2008, the Company repaid the $225 million 7.20% senior notes due July 2008 using the proceeds from borrowings under its existing revolving credit facility. Also in July 2008, the Company obtained the second funding of $80 million in aggregate principal amount of 6.35% senior notes due July 2018 under the third quarter of 2007 private placement agreement which completed the sale of $450 million in senior notes to a group of institutional investors. The first funding occurred in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% senior notes due December 2019.

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
Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of June 30, 2008.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchase of equity securities by the issuer and affiliated purchasers.
     The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2008:

				Approximate
			Total Number of	Dollar Value of
	Total Number		Shares Purchased as	Shares that May
	of Shares	Average Price	Part of Publicly	Yet Be Purchased
Period	Purchased (1)	Paid per Share	Announced Plan (2)	Under the Plan
April 1, 2008 to April 30, 2008	—	—	—	$32,377,997
May 1, 2008 to May 31, 2008	262,488	$52.98	262,488	18,471,382
June 1, 2008 to June 30, 2008	—	—	—	18,471,382

Total	262,488	$52.98	262,488

(1)	The total number of shares purchased in the second quarter of 2008 was for shares surrendered to the Company to satisfy tax withholding obligations in the connection with the accelerated vesting of restricted stock issued to employees.

(2)	On July 23, 2008, the Board of Directors approved an increase of $50 million in the authorization for the repurchase of its common stock, adding to the $18.5 million that remained available at June 30, 2008 from an existing $50 million authorization approved in January 2008 for a total of $68.5 million. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion. This column discloses the number of shares purchased pursuant to the Board’s authorization.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Amended and Restated Receivables Sale Agreement Dated May 29, 2008.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc. (Registrant)
By:	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President and Comptroller (Principal Accounting Officer)

August 1, 2008