Form 10-Q
period 2008-09-30
AMETEK INC/
filed 2008-11-05
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 31, 2008 was 106,724,233 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$647,423	$528,849	$1,907,391	$1,553,600

Operating expenses:
Cost of sales, excluding depreciation	437,476	356,682	1,285,676	1,050,263
Selling, general and administrative	78,216	65,687	237,236	190,594
Depreciation	11,666	10,476	34,070	30,205

Total operating expenses	527,358	432,845	1,556,982	1,271,062

Operating income	120,065	96,004	350,409	282,538
Other expenses:
Interest expense	(15,534)	(12,182)	(45,996)	(34,089)
Other, net	(1,540)	(425)	(3,166)	(2,528)

Income before income taxes	102,991	83,397	301,247	245,921
Provision for income taxes	32,067	26,153	98,124	79,764

Net income	$70,924	$57,244	$203,123	$166,157

Basic earnings per share	$0.67	$0.54	$1.91	$1.57

Diluted earnings per share	$0.66	$0.53	$1.89	$1.55

Weighted average common shares outstanding:
Basic shares	106,341	106,136	106,078	105,642

Diluted shares	107,577	107,764	107,619	107,359

Dividends declared and paid per share	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$166,498	$170,139
Marketable securities	4,466	10,842
Receivables, less allowance for possible losses	438,143	395,631
Inventories	362,897	301,679
Deferred income taxes	17,018	23,294
Other current assets	50,923	50,619

Total current assets	1,039,945	952,204

Property, plant and equipment, at cost	848,484	817,558
Less accumulated depreciation	(533,534)	(524,451)

	314,950	293,107

Goodwill	1,236,484	1,045,733
Other intangibles, net of accumulated amortization	424,630	312,349
Investments and other assets	149,135	142,307

Total assets	$3,165,144	$2,745,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$188,896	$236,005
Accounts payable	222,763	206,170
Income taxes payable	27,385	28,437
Accrued liabilities	173,326	170,138

Total current liabilities	612,370	640,750

Long-term debt	969,043	666,953
Deferred income taxes	149,915	116,568
Other long-term liabilities	70,844	80,722

Stockholders’ equity:
Common stock	1,102	1,097
Capital in excess of par value	200,190	174,450
Retained earnings	1,283,044	1,099,111
Accumulated other comprehensive (loss) income	(29,166)	5,370
Treasury stock	(92,198)	(39,321)

	1,362,972	1,240,707

Total liabilities and stockholders’ equity	$3,165,144	$2,745,700

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash provided by (used for):
Operating activities:
Net income	$203,123	$166,157
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	46,282	37,626
Deferred income tax expense	4,514	4,670
Share-based compensation expense	17,321	12,345
Net change in assets and liabilities, net of acquisitions	(61,253)	(34,101)
Pension contribution and other	(5,399)	(4,812)

Total operating activities	204,588	181,885

Investing activities:
Additions to property, plant and equipment	(31,032)	(24,487)
Purchases of businesses, net of cash acquired	(399,004)	(189,001)
Other	10,575	(528)

Total investing activities	(419,461)	(214,016)

Financing activities:
Net change in short-term borrowings	182,379	65,958
Additional long-term borrowings	330,000	—
Reduction in long-term borrowings	(232,605)	(8,677)
Repurchases of common stock	(57,444)	(5,437)
Cash dividends paid	(19,049)	(19,208)
Excess tax benefits from share-based payments	5,181	7,541
Proceeds from employee stock plans	7,476	14,699
Deferred debt financing fees	(1,246)	(2,247)

Total financing activities	214,692	52,629

Effect of exchange rate changes on cash and cash equivalents	(3,460)	2,968

(Decrease) increase in cash and cash equivalents	(3,641)	23,466

Cash and cash equivalents:
As of January 1	170,139	49,091

As of September 30	$166,498	$72,557

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2008, the consolidated results of its operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.
2. Recent Accounting Pronouncements
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities, including those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles (“GAAP”) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     At September 30, 2008, $28.9 million of the Company’s cash and cash equivalents and $4.5 million of marketable securities are valued as level 1 investments. The Company held $8.2 million valued as level 2 investments in the investments and other assets line of the balance sheet. For the nine months ended September 30, 2008, gains and losses on the investments noted above were not material.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions in the Company’s consolidated financial statements. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 141R on its consolidated results of operations, financial position and cash flows.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 significantly changes the accounting for and reporting of noncontrolling (minority) interests in the Company’s consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations, financial position and cash flows.
     In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. FSP FAS 142-3 applies to all intangible assets and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its consolidated results of operations, financial position and cash flows.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (“the GAAP hierarchy”). The Company has evaluated SFAS 162 and does not expect the adoption of SFAS 162 will have an impact on its consolidated results of operations, financial position and cash flows.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Weighted average shares:
Basic shares	106,341	106,136	106,078	105,642
Stock option and awards plans	1,236	1,628	1,541	1,717

Diluted shares	107,577	107,764	107,619	107,359

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
4. Acquisitions
     The Company spent a total of approximately $399.0 million in cash, net of cash acquired, to acquire Motion Control Group (“MCG”), Drake Air (“Drake”) and Newage Testing Instruments (“Newage”) in February 2008, Reading Alloys in April 2008, Vision Research, Inc. in June 2008 and the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”) in August 2008. MCG is a leading global manufacturer of highly customized motors and motion control solutions for the medical, life sciences, industrial automation, semiconductor and aviation markets. MCG enhances the Company’s capability in providing precision motion technology solutions. Drake is a provider of heat-transfer repair services to the commercial aerospace industry and further expands the Company’s presence in the global aerospace maintenance, repair and overhaul (“MRO”) services industry. Newage is a technology line acquisition of hardness testing equipment used by the automotive, aerospace, oil exploration and defense industries. Reading Alloys is a global leader in specialty titanium master alloys and highly engineered metal powders used in the aerospace, medical implant, military and electronics markets. Vision Research is a leading manufacturer of high-speed digital imaging systems used for motion capture and analysis in numerous test and measurement applications. Xantrex Programmable is a leader in alternating current and direct current programmable power supplies used to test electrical and electronic products. MCG, Drake and Reading Alloys are part of the Company’s Electromechanical Group (“EMG”) and Newage, Vision Research and Xantrex Programmable are part of the Company’s Electronic Instruments Group (“EIG”).
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
     The following table represents the tentative allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value:

(In millions)
Property, plant and equipment	$21.3
Goodwill	231.8
Other intangible assets	98.7
Net working capital and other	47.2

Total purchase price	$399.0

     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The MCG acquisition is a strategic fit with the Company’s highly differentiated technical motors business, sharing common markets, customers, distribution channels and motor platforms. The Drake acquisition further expands the Company’s position in the third party aerospace MRO market. The Newage acquisition complements the products offered by the Company’s measurement and calibration technologies business and broadens the range of materials testing solutions the Company can provide and support through its global sales and service network. The Reading Alloys acquisition expands the Company’s position in customized titanium products, adding to its capabilities in strip and foil products used in medical devices, electronic components and aerospace instruments. In addition, Reading Alloys’ metal powder production techniques complement the Company’s existing gas and water atomization capabilities. The Vision Research acquisition provides opportunities for growth in high-speed digital imaging and serves a number of the Company’s markets, including aerospace and defense, general industrial, and research and development. The Xantrex Programmable acquisition significantly expands the Company’s position in the niche market for programmable power sources and provides the Company with further opportunities for growth in the electronic test and measurement equipment market.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
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
     Had the 2008 acquisitions been made at the beginning of 2008, pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2008 would not have been materially different than the amounts reported.
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

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(In millions, except per share amounts)
Net sales	$614.3	$1,853.5
Net income	$61.0	$179.6
Diluted earnings per share	$0.57	$1.67
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2007.
Acquisitions Subsequent to September 30, 2008
     On November 3, 2008, the Company announced the acquisition of UK-based Muirhead Aerospace Limited (“Muirhead”) from Esterline Technologies Corporation. Muirhead is a leading manufacturer of motion technology products and a provider of avionics repair and overhaul services for the aerospace and defense markets. Muirhead has estimated 2008 sales of approximately $54 million (33 million British pounds). Muirhead will join AMETEK’s Electromechanical Group.
5. Goodwill
     The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
		(In millions)
Balance at December 31, 2007	$622.0	$423.7	$1,045.7
Goodwill acquired during the period	156.6	75.2	231.8
Purchase price allocation adjustments and other*	(9.9)	(0.2)	(10.1)
Foreign currency translation adjustments	(20.9)	(10.0)	(30.9)

Balance at September 30, 2008	$747.8	$488.7	$1,236.5

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain preliminary allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
6. Inventories
     The components of inventories were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Finished goods and parts	$66,702	$52,206
Work in process	92,533	86,858
Raw materials and purchased parts	203,662	162,615

Total inventories	$362,897	$301,679

     Inventory increased $61.2 million from December 31, 2007 to September 30, 2008. The 2008 acquisitions added approximately $54.3 million to the September 30, 2008 inventory balance with the remainder of the inventory increase related to base businesses.
7. Debt
     In the third quarter of 2008, the Company completed a private placement agreement to sell $350 million in senior notes to a group of institutional investors. There are two funding dates for the senior notes. The first funding occurred in September 2008 for $250 million, consisting of $90 million in aggregate principal amount of 6.59% senior notes due September 2015 and $160 million in aggregate principal amount of 7.08% senior notes due September 2018. The second funding date will be in December 2008 for $100 million, consisting of $35 million in aggregate principal amount of 6.69% senior notes due December 2015 and $65 million in aggregate principal amount of 7.18% senior notes due December 2018. The senior notes will carry a weighted average interest rate of 6.93%. The senior notes are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt to EBITDA and interest coverage ratios. The proceeds from the first funding of the senior notes were used to pay down a portion of the Company’s revolving credit facility.
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
     The accounts receivable securitization facility was amended and restated in May 2008 to decrease the Company’s available borrowing capacity from $110 million to $100 million as well as extend the expiration date from May 2008 to May 2009. The Company intends to renew the securitization facility on an annual basis. Interest rates on amounts drawn down are based on prevailing market rates for short-term commercial paper plus a program fee. The Company also pays a commitment fee on any unused commitments under the securitization facility. The Company’s accounts receivable securitization is accounted for as a secured borrowing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At September 30, 2008, the Company had no borrowings outstanding on the accounts receivable securitization.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
8. Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Net income	$70,924	$57,244	$203,123	$166,157
Foreign currency translation adjustment	(45,729)	6,811	(30,070)	6,858
Foreign currency net investment hedge*	(6,803)	3,631	(4,594)	5,749
Other	547	183	128	624

Total comprehensive income	$18,939	$67,869	$168,587	$179,388

*	Represents the net gains and losses on the Company’s investment in certain foreign operations in excess of the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
9. Share-Based Compensation
     Under the terms of the Company’s stockholder approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Employee and non-employee director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant and restricted stock awards generally have a four-year cliff vesting. Options primarily have a maximum contractual term of seven years. At September 30, 2008, 8.0 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 4.1 million shares for stock options outstanding.
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
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the period indicated:

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
Expected stock volatility	18.4%	22.4%
Expected life of the options (years)	4.7	4.7
Risk-free interest rate	2.60%	4.53%
Expected dividend yield	0.49%	0.66%
Black-Scholes-Merton fair value per option granted	$9.58	$9.58

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
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
     Total share-based compensation expense recognized under SFAS 123R was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Stock option expense	$1,628	$1,343	$4,866	$4,491
Restricted stock expense*	1,400	2,950	12,455	7,854

Total pretax expense	3,028	4,293	17,321	12,345
Related tax benefit	(962)	(1,159)	(3,171)	(3,419)

Reduction of net income	$2,066	$3,134	$14,150	$8,926

Reduction of earnings per share:
Basic*	$0.02	$0.03	$0.13	$0.08

Diluted*	$0.02	$0.03	$0.13	$0.08

*	The nine months ended September 30, 2008 reflects the accelerated vesting of a restricted stock grant in the second quarter of 2008. The nine months ended September 30, 2007 reflects the accelerated vesting of restricted stock grants in both the first and third quarters of 2007. See discussion on page 13.
     Pretax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.
     A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2008 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)		(Years)	(In millions)
Outstanding at beginning of year	3,806	$23.05
Granted	713	48.60
Exercised	(430)	17.51
Forfeited	(34)	34.15

Outstanding at end of period	4,055	$28.04	3.9	$57.3

Exercisable at end of period	2,430	$19.77	2.7	$51.0

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
     The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 was $13.2 million. The total fair value of the stock options vested during the nine months ended September 30, 2008 was $5.6 million.
     The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the grant date market price of the Company’s common stock. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the date of grant is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is the same as the calculated derived service period as determined on the grant date. Restricted stock awards are also subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On May 19, 2008, the April 27, 2005 grant of 706,605 shares of restricted stock vested under an accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $7.8 million ($7.3 million net after-tax charge) for the nine months ended September 30, 2008. On February 20, 2007 and July 9, 2007, an aggregate of 463,237 shares of restricted stock vested under an accelerated vesting provision. The charge to income due to the accelerated vesting of these shares did not have a material impact on the Company’s earnings in the respective quarters in which they vested or for the nine months ended September 30, 2007. At September 30, 2008, the Company had 0.6 million shares of restricted stock outstanding.
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
     At September 30, 2008, the Company had gross unrecognized tax benefits of $12.0 million of which $9.8 million, if recognized, would impact the effective tax rate. At December 31, 2007, the Company had gross unrecognized tax benefits of $22.7 million of which $21.6 million, if recognized, would impact the effective tax rate. The additions below primarily reflect the impact of new information related to an Internal Revenue Service (“IRS”) audit and the increase in U.S. tax for certain foreign activities, while the reductions below reflect a favorable agreement in the UK related to deductible interest expense and the settlement of the IRS audit. The net decrease in uncertain tax positions for the nine months ended September 30, 2008 resulted in a decrease to income tax expense of $11.9 million.
     A reconciliation of the liability for uncertain tax positions was as follows:

(In millions)
Balance at December 31, 2007	$22.7
Additions for tax positions related to 2008	—
Additions for tax positions related to 2007 and prior	7.3
Reductions for tax positions related to 2007 and prior	(18.0)

Balance at September 30, 2008	$12.0

     The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2008 and 2007 were not significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
11. Retirement and Pension Plans
     Total net pension expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Defined benefit plans:
Service cost	$1,467	$1,735	$4,447	$5,168
Interest cost	7,173	6,968	21,670	20,817
Expected return on plan assets	(10,436)	(9,875)	(31,487)	(29,528)
Amortization of net actuarial loss and prior service costs	27	207	79	621

SFAS 87 income	(1,769)	(965)	(5,291)	(2,922)

Other plans:
Defined contribution plans	3,334	2,725	9,908	7,847
Foreign plans and other	1,118	944	3,576	2,711

Total other plans	4,452	3,669	13,484	10,558

Total net pension expense	$2,683	$2,704	$8,193	$7,636

     For the nine months ended September 30, 2008 and 2007, contributions to the Company’s defined benefit pension plans were not significant. The current estimate of 2008 pension contributions is in line with the amount disclosed in the Company’s 2007 Form 10-K. As a result of losses experienced in global equity markets, our pension funds are likely to have a negative return for 2008, which in turn would create increased pension costs in 2009.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
     Changes in accrued product warranty obligation were as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Balance, beginning of year	$14,433	$10,873
Accruals for warranties issued during the period	6,809	7,394
Settlements made during the period	(7,004)	(7,005)
Warranty accruals related to acquisitions and other	749	1,995

Balance, end of period	$14,987	$13,257

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
     At September 30, 2008, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2007, nor were there any changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine months ended September 30, 2008 and 2007 can be found in the table on page 17 in the Management Discussion & Analysis section of this Report.
14. Contingencies
Environmental Matters
     Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, at September 30, 2008, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In 10 of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other two sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
     Total environmental reserves at September 30, 2008 and December 31, 2007 were $26.8 million and $25.3 million, respectively, for non-owned and owned sites. For the nine months ended September 30, 2008, the Company provided $4.6 million of additional reserves, including $2.9 million for existing sites and $1.7 million related to recent acquisitions. Additionally, the Company spent $3.1 million on environmental matters through the first nine months of 2008. The Company’s reserves for environmental liabilities at September 30, 2008 and December 31, 2007 include reserves of $16.8 million and $18.0 million, respectively, for an owned site acquired in connection with the fiscal 2005 acquisition of HCC Industries (“HCC”). The Company is solely liable for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At September 30, 2008, the Company had $11.4 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. In addition, the Company is indemnified by HCC’s former owners for up to $19.0 million of additional costs.
     The Company has agreements with other former owners of certain of its acquired businesses, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of these other parties also carry insurance coverage for some environmental matters. To date, these parties have met their obligations in all material respects; however, one of these companies filed for bankruptcy liquidation in 2007. In October 2008, the Company received a Notice of Administrative Civil Liability from the San Diego Regional Water Quality Control Board seeking certain penalties. The Notice claims that a former subsidiary of AMETEK, which became a separate company in 1988 and filed for bankruptcy liquidation in 2007, failed to adequately produce a delineation report and feasibility study within specified time frames. We believe we have good and valid defenses to this claim and intend to vigorously defend against it.
     The Company believes it has established reserves which are sufficient to perform all known responsibilities under existing claims and consent orders. The Company has no reason to believe that other third parties would fail to perform their obligations in the future. In the opinion of management, based upon presently available information and past experience related to such matters, an adequate provision for probable costs has been made and the ultimate cost resulting from these actions is not expected to materially affect the consolidated results of operations, financial position or cash flows of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth net sales and income of the Company by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Net sales(1):
Electronic Instruments	$357,589	$299,006	$1,041,014	$863,652
Electromechanical	289,834	229,843	866,377	689,948

Consolidated net sales	$647,423	$528,849	$1,907,391	$1,553,600

Income:
Segment operating income(2):
Electronic Instruments	$80,249	$62,870	$237,546	$187,228
Electromechanical	50,372	43,045	150,526	124,762

Total segment operating income	130,621	105,915	388,072	311,990
Corporate administrative and other expenses	(10,556)	(9,911)	(37,663)	(29,452)

Consolidated operating income	120,065	96,004	350,409	282,538
Interest and other expenses, net	(17,074)	(12,607)	(49,162)	(36,617)

Consolidated income before income taxes	$102,991	$83,397	$301,247	$245,921

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Results of operations for the third quarter of 2008 compared with the third quarter of 2007
     The Company established third quarter 2008 records for sales, operating income, net income and diluted earnings per share. The Company achieved these results from strong internal growth in both its Electronic Instruments (“EIG”) and Electromechanical (“EMG”) Groups, as well as contributions from the acquisitions of Cameca SAS (“Cameca”) in August 2007, the Repair & Overhaul Division of Umeco plc (“Umeco R&O”) in November 2007, California Instruments in December 2007, Drake Air and Motion Control Group (“MCG”) in February 2008, Reading Alloys in April 2008, Vision Research in June 2008 and the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”) in August 2008.
     Net sales for the third quarter of 2008 were $647.4 million, an increase of $118.6 million or 22.4% when compared with net sales of $528.8 million for the third quarter of 2007. The net sales increase for the third quarter of 2008 was driven by strong internal sales growth of approximately 6%, which excludes a 1% favorable effect of foreign currency translation, led by the Company’s differentiated businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.

Results of Operations (continued)
     Total international sales for the third quarter of 2008 were $310.7 million, or 48.0% of consolidated net sales, an increase of $50.1 million or 19.2% when compared with $260.6 million, or 49.3% of consolidated net sales for the third quarter of 2007. The sales generated by the recent acquisitions noted above are more heavily weighted towards domestic sales. The increase in international sales primarily results from increased sales from base businesses, which includes the effect of foreign currency translation, as well as, the acquisitions, most notably the Cameca and Umeco R&O acquisitions. Increased international sales came primarily from sales to Europe and Asia by both reportable segments.
     Segment operating income for the third quarter of 2008 was $130.6 million, an increase of $24.7 million or 23.3% when compared with $105.9 million for the third quarter of 2007. The increase in segment operating income resulted primarily from strength in the Company’s differentiated businesses, which includes the profit contributions made by the acquisitions. Segment operating income, as a percentage of sales, increased to 20.2% for the third quarter of 2008 from 20.0% for the third quarter of 2007. The increase in segment operating margins resulted primarily from strength in the Company’s differentiated businesses, which includes the profit contributions made by the acquisitions.
     Selling, general and administrative (“SG&A”) expenses for the third quarter of 2008 were $78.2 million, an increase of $12.5 million or 19.0% when compared with $65.7 million for the third quarter of 2007. As a percentage of sales, SG&A expenses were 12.1% for the third quarter of 2008, compared with 12.4% for the third quarter of 2007. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased approximately 7%, including the impact of foreign currency translation, for the third quarter of 2008, compared with the same period of 2007, which was in line with internal sales growth. Selling expenses, as a percentage of sales, decreased to 10.5% for the third quarter of 2008, compared with 10.6% for the third quarter of 2007.
     Corporate administrative expenses for the third quarter of 2008 were $10.6 million, an increase of $0.7 million when compared with $9.9 million for the third quarter of 2007. As a percentage of sales, corporate administrative expenses for the third quarter of 2008 were 1.6%, compared with 1.9% for the third quarter of 2007. The increase in corporate administrative expenses was primarily due to higher professional fees incurred in connection with a recently completed Internal Revenue Service (“IRS”) settlement.
     Consolidated operating income was $120.1 million or 18.5% of sales for the third quarter of 2008, an increase of $24.1 million or 25.1% when compared with $96.0 million, or 18.2% of sales for the third quarter of 2007.
     Interest expense was $15.5 million for the third quarter of 2008, an increase of $3.3 million or 27.0% when compared with $12.2 million for the third quarter of 2007. The increase was due to the impact of the funding of the private placement senior notes in the fourth quarter of 2007 and the third quarter of 2008 and higher average borrowings to fund the recent acquisitions.
     Other expenses, net was $1.5 million for the third quarter of 2008, an increase of $1.1 million when compared with $0.4 million for the third quarter of 2007. The increase in other expenses was primarily due to an environmental provision recorded in the third quarter of 2008 resulting from an updated assessment of our existing sites, partially offset by higher interest income earned in the period. The provision covers the current assessment of the remediation and other known costs associated with these existing sites.
     The effective tax rate for the third quarter of 2008 was 31.1% compared with 31.4% for the third quarter of 2007. The lower effective tax rate for the third quarter of 2008 primarily reflects a $4.3 million net favorable reduction to income tax expense for the settlement of an IRS audit and relatively higher state and foreign income taxes. The effective tax rate in the third quarter of 2007 primarily reflects an enacted decrease in the German corporate tax rate in the third quarter of 2007, partially offset by the elimination of the Foreign Sales Corporation/Extraterritorial Income (“FSC/ETI”) tax benefit.

Results of Operations (continued)
     Net income for the third quarter of 2008 totaled $70.9 million, an increase of 24.0% when compared with $57.2 million for the third quarter of 2007. Diluted earnings per share for the third quarter of 2008 increased 24.5% to $0.66 per share, compared with $0.53 per share for the third quarter of 2007.
Segment Results
     Electronic Instruments Group (“EIG”) sales totaled $357.6 million for the third quarter of 2008, an increase of $58.6 million or 19.6% when compared with $299.0 million for the third quarter of 2007. The sales increase was due to internal growth of approximately 8%, excluding a favorable 1% effect of foreign currency, driven primarily by the Group’s aerospace, power, and process and analytical businesses. The acquisitions of Cameca, California Instruments, Vision Research and Xantrex Programmable accounted for the remainder of the sales increase.
     Operating income of EIG was $80.2 million for the third quarter of 2008, an increase of $17.3 million or 27.5% when compared with $62.9 million for the third quarter of 2007. The increase in segment operating income was due to the contributions from the higher sales, which includes the acquisitions mentioned above. Operating margins for the Group were 22.4% of sales for the third quarter of 2008 compared with 21.0% of sales for the third quarter of 2007. The increase in operating margins was primarily driven by the Group’s differentiated businesses.
     Electromechanical Group (“EMG”) sales totaled $289.8 million for the third quarter of 2008, an increase of $60.0 million or 26.1% from $229.8 million for the third quarter of 2007. The sales increase was due to internal growth of approximately 4%, excluding a favorable 1% effect of foreign currency, driven primarily by the Group’s differentiated businesses. The acquisitions of Umeco R&O, Drake Air, MCG and Reading Alloys accounted for the remainder of the sales increase.
     Operating income of EMG was $50.4 million for the third quarter of 2008, an increase of $7.4 million or 17.2% when compared with $43.0 million for the third quarter of 2007. EMG’s increase in operating income was primarily due to higher sales from the Group’s differentiated businesses, which includes the acquisitions mentioned above. Operating margins for the Group were 17.4% of sales for the third quarter of 2008 compared with 18.7% of sales for the third quarter of 2007. The decrease in operating margins was primarily driven by the dilutive impact of the recent acquisitions.
Results of operations for the first nine months of 2008 compared with the first nine months of 2007
     Net sales for the first nine months of 2008 were $1,907.4 million, an increase of $353.8 million or 22.8% when compared with net sales of $1,553.6 million for the same period of 2007. The net sales increase for the first nine months of 2008 was driven by strong internal sales growth of approximately 6%, which excludes a 2% favorable effect of foreign currency translation, led by the Company’s differentiated businesses. The acquisitions of Seacon Phoenix in April 2007, Advanced Industries, B&S Aircraft and Hamilton Precision Metals in June 2007, Cameca in August 2007, Umeco R&O in November 2007, California Instruments in December 2007, Drake Air and MCG in February 2008, Reading Alloys in April 2008, Vision Research in June 2008 and Xantrex Programmable in August 2008 contributed the remainder of the net sales increase.
     Total international sales for the first nine months of 2008 were $930.1 million, or 48.8% of consolidated net sales, an increase of $163.5 million or 21.3% when compared with $766.6 million, or 49.3% of consolidated net sales for the same period of 2007. The increase in international sales primarily results from increased sales from both foreign and domestic base businesses, which includes the effect of foreign currency translation, as well as, the acquisitions, most notably the Cameca and Umeco R&O acquisitions. Increased international sales came primarily from sales to Europe and Asia by both reportable segments.

Results of Operations (continued)
     New orders for the first nine months of 2008 was a record at $2,008.2 million, an increase of $335.5 million or 20.1% when compared with $1,672.7 million for the same period of 2007. The increase in new orders was due to internal growth in the Company’s differentiated businesses, led by the Company’s process and industrial, and power businesses, of approximately 7%, excluding the effect of foreign currency, with the acquisitions accounting for the remainder of the increase. As a result, the Company’s backlog of unfilled orders at September 30, 2008 was $789.0 million, an increase of $100.8 million or 14.6% when compared with $688.2 million at December 31, 2007. The increase in backlog was due to higher order levels in base differentiated businesses and the acquired backlog of the recent acquisitions, noted above.
     Segment operating income for the first nine months of 2008 was $388.1 million, an increase of $76.1 million or 24.4% when compared with $312.0 million for the same period of 2007. Segment operating income, as a percentage of sales, increased to 20.3% for the first nine months of 2008 from 20.1% for the same period of 2007. The increase in segment operating income and in operating margins resulted primarily from strength in the Company’s differentiated businesses, which includes the profit contributions made by the acquisitions.
     SG&A expenses for the first nine months of 2008 were $237.2 million, an increase of $46.6 million or 24.4% when compared with $190.6 million for the same period of 2007. As a percentage of sales, SG&A expenses were 12.4% for the first nine months of 2008, compared with 12.3% for the same period of 2007. A portion of the increase in SG&A expenses was the result of a $7.1 million charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2005 restricted stock grant in the second quarter of 2008. Additionally, the Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased approximately 8%, including the impact of foreign currency translation, for the first nine months of 2008, compared with the same period of 2007, which was in line with internal sales growth. Selling expenses, as a percentage of sales, was flat at 10.5% for the first nine months of 2008 and 2007.
     Corporate administrative expenses for the first nine months of 2008 were $37.7 million, an increase of $8.2 million when compared with $29.5 million for the same period of 2007. As a percentage of sales, corporate administrative expenses for the first nine months of 2008 were 2.0%, compared with 1.9% for the same period of 2007. The increase in corporate administrative expenses was primarily the result of equity based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2008, noted above, as well as other expenses necessary to grow the Company, partially offset by equity based compensation associated with the accelerated vesting of restricted stock in the first and third quarters of 2007.
     Consolidated operating income was $350.4 million or 18.4% of sales for the first nine months of 2008, an increase of $67.9 million or 24.0% when compared with $282.5 million, or 18.2% of sales for the same period of 2007.
     Interest expense was $46.0 million for the first nine months of 2008, an increase of $11.9 million or 34.9% when compared with $34.1 million for the same period of 2007. The increase was due to the impact of the initial funding of the private placement senior notes in the fourth quarter of 2007 and the third quarter of 2008, higher average borrowings to fund the recent acquisitions and the repurchase of 1.3 million shares of the Company’s common stock in the first nine months of 2008.
     Other expenses, net was $3.2 million for the first nine months of 2008, an increase of $0.7 million when compared with $2.5 million for the same period of 2007. The increase in other expenses was primarily due to an environmental provision recorded in the third quarter of 2008 resulting from an updated assessment of our existing sites, partially offset by higher interest income earned in the period. The provision covers the current assessment of the remediation and other known costs associated with these existing sites.

Results of Operations (continued)
     The effective tax rate for the first nine months of 2008 was 32.6% compared with 32.4% for the same period of 2007. The higher effective tax rate for the first nine months of 2008 primarily reflects an increase in state and foreign income taxes and the impact of accelerated vesting of nondeductible restricted stock amortization, offset by the impact of the settlements of various income tax issues with U.S. taxing authorities and the favorable agreement in the UK related to deductible interest expense for which previously unrecognized tax benefits were recognized. The lower effective tax rate in the third quarter of 2007 primarily reflects an enacted decrease in the German corporate tax rate in the third quarter of 2007, partially offset by the elimination of the Foreign Sales Corporation/Extraterritorial Income (“FSC/ETI”) tax benefit.
     Net income for the first nine months of 2008 totaled $203.1 million, an increase of 22.2% when compared with $166.2 million for the same period of 2007. Diluted earnings per share for the first nine months of 2008 increased 21.9% to $1.89 per share, compared with $1.55 per share for the first nine months of 2007.
Segment Results
     Electronic Instruments Group (“EIG”) sales totaled $1,041.0 million for the first nine months of 2008, an increase of $177.3 million or 20.5% when compared with $863.7 million for the same period of 2007. The sales increase was due to internal growth of approximately 8%, excluding a favorable 2% effect of foreign currency, driven primarily by the Group’s aerospace, power, and process and analytical businesses. The acquisitions of Advanced Industries, B&S Aircraft, Cameca, California Instruments, Vision Research and Xantrex Programmable primarily accounted for the remainder of the sales increase.
     Operating income of EIG was $237.5 million for the first nine months of 2008, an increase of $50.3 million or 26.9% when compared with $187.2 million for the same period of 2007. The increases in segment operating income were due to the contribution from the higher sales by the Group’s aerospace, power and process and analytical businesses, which includes the acquisitions mentioned above. Operating margins for the Group were 22.8% of sales for the first nine months of 2008 compared with 21.7% of sales for the same period of 2007. The increase in operating margins was driven by operational excellence initiatives throughout the Group.
     Electromechanical Group (“EMG”) sales totaled $866.4 million for the first nine months of 2008, an increase of $176.5 million or 25.6% from $689.9 million for the same period of 2007. The sales increase was due to internal growth of approximately 5%, excluding a favorable 2% effect of foreign currency, driven primarily by the Group’s differentiated businesses. The acquisitions of Seacon Phoenix, Hamilton Precision Metals, Umeco R&O, Drake Air, MCG and Reading Alloys primarily accounted for the remainder of the sales increase.
     Operating income of EMG was $150.5 million for the first nine months of 2008, an increase of $25.7 million or 20.6% when compared with $124.8 million for the same period of 2007. EMG’s increase in operating income was primarily due to higher sales from the Group’s differentiated businesses, which includes the acquisitions mentioned above. Operating margins for the Group were 17.4% of sales for the first nine months of 2008 compared with 18.1% of sales for the same period of 2007. The decrease in operating margins was primarily driven by the dilutive impact of acquisitions.

Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $204.6 million for the first nine months of 2008, an increase of $22.7 million or 12.5% when compared with $181.9 million for the first nine months of 2007. The increase in operating cash flow was primarily the result of higher earnings, partially offset by higher overall operating working capital levels necessary to grow the business.
     Cash used for investing activities totaled $419.5 million for the first nine months of 2008, compared with $214.0 million for the first nine months of 2007. In the first nine months of 2008, the Company paid $399.0 million for five business acquisitions and one technology line acquisition, net of cash received, compared with $189.0 million paid for five business acquisitions and one technology line, net of cash received in the same period of 2007. Additions to property, plant and equipment totaled $31.0 million for the first nine months of 2008, compared with $24.5 million in the same period of 2007.
     Cash provided by financing activities totaled $214.7 million for the first nine months of 2008, compared with $52.6 million for the first nine months of 2007. In the first nine months of 2008, total borrowings, net of repayments, increased by $279.8 million, compared with a net increase of $57.3 million in the first nine months of 2007. Short-term borrowings increased $182.4 million for the first nine months of 2008, compared with an increase of $66.0 million for the same period of 2007. Long-term borrowings increased $97.4 million for the first nine months of 2008, compared to a decrease of $8.7 million for the same period of 2007.
     In the third quarter of 2008, the Company completed a private placement agreement to sell $350 million in senior notes to a group of institutional investors. There are two funding dates for the senior notes. The first funding occurred in September 2008 for $250 million, consisting of $90 million in aggregate principal amount of 6.59% senior notes due September 2015 and $160 million in aggregate principal amount of 7.08% senior notes due September 2018. The second funding date will be in December 2008 for $100 million, consisting of $35 million in aggregate principal amount of 6.69% senior notes due December 2015 and $65 million in aggregate principal amount of 7.18% senior notes due December 2018. The senior notes will carry a weighted average interest rate of 6.93%. The senior notes are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt to EBITDA and interest coverage ratios. The proceeds from the first funding of the senior notes were used to pay down a portion of the Company’s revolving credit facility.
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
     In May 2008, the accounts receivable securitization facility was amended and restated, which decreased the Company’s available borrowing capacity from $110 million to $100 million and extended the expiration date from May 2008 to May 2009. There were no borrowings under this facility at September 30, 2008.
     At September 30, 2008, total debt outstanding was $1,157.9 million, compared with $903.0 million at December 31, 2007. The debt-to-capital ratio was 45.9% at September 30, 2008, compared with 42.1% at December 31, 2007. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 42.1% at September 30, 2008, compared with 37.1% at December 31, 2007. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

Financial Condition (continued)
     Additional financing activities for the first nine months of 2008 include net cash proceeds from the exercise of employee stock options of $7.5 million compared with $14.7 million for the first nine months of 2007. Repurchases of approximately 1.3 million shares of the Company’s common stock in the first nine months of 2008 totaled $57.4 million, compared with a total of $5.4 million for 144.0 thousand shares repurchased in the first nine months of 2007. On January 24, 2008, the Board of Directors approved an increase of $50 million in the authorization for the repurchase of its common stock, adding to the $25.9 million that remained available at December 31, 2007 from an existing $50 million authorization approved in March 2003 for a total of $75.9 million. On July 23, 2008, the Board of Directors approved an increase of $50 million in the authorization for the repurchase of its common stock, adding to the $18.5 million that remained available at June 30, 2008 from an existing $50 million authorization approved in January 2008 for a total of $68.5 million. At September 30, 2008, $68.5 million was available under the current Board authorization for future share repurchases.
     As a result of the activities discussed above, the Company’s cash and cash equivalents at September 30, 2008 totaled $166.5 million, compared with $170.1 million at December 31, 2007. Additionally, at September 30, 2008, the Company had approximately $457 million available under its various credit facilities, which includes a $100 million accordion feature. Despite the recent financial crisis, the Company’s liquidity has not been impacted nor do we expect liquidity to be impacted in the near future. The Company believes it has sufficient cash-generating capabilities, available credit facilities and access to long-term capital funds to enable it to meet its needs in the foreseeable future.
Contractual obligations
     As mentioned above, during the third quarter of 2008, the Company repaid the $225 million 7.20% senior notes due July 2008, obtained the second funding of $80 million in aggregate principal amount of 6.35% senior notes due July 2018 and completed a private placement agreement to sell $350 million in senior notes (the first funding occurred in September 2008 and the second funding date will be in December 2008). As a result of a net increase in long-term borrowings, the Company’s obligation for interest on long-term fixed-rate debt will increase compared to the obligation noted at December 31, 2007. There have been no other material changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2007.
Forward-looking Information
     Information contained in this discussion, other than historical information, is considered “forward-looking statements” and is subject to various factors and uncertainties that may cause actual results to differ significantly from expectations. These factors and uncertainties include the Company’s ability to consummate and successfully integrate future acquisitions; risks associated with international sales and operations; the Company’s ability to successfully develop new products, open new facilities or transfer product lines; the price and availability of raw materials; compliance with government regulations, including environmental regulations; changes in the competitive environment or the effects of competition in the Company’s markets; the ability to maintain adequate liquidity and financing sources; and general economic conditions affecting the industries the Company serves. A detailed discussion of these and other factors that may affect the Company’s future results is contained in AMETEK’s filings with the Securities and Exchange Commission, including its most recent reports on Form 10-K, 10-Q and 8-K. AMETEK disclaims any intention or obligation to update or revise any forward-looking statements, unless required by the securities laws to do so.

Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of September 30, 2008.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 4, 2008