Form 10-K
period 2008-12-31
AMETEK INC/
filed 2009-02-26
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,037,380,113 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of January 30, 2009 was 106,756,785.

Documents Incorporated by Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on April 21, 2009.

AMETEK, Inc.

2008 Form 10-K Annual Report

PART I

Item 1.	Business

General Development of Business

AMETEK, Inc. (“AMETEK” or the “Company”) is incorporated in Delaware. Its predecessor was originally incorporated in Delaware in 1930 under the name American Machine and Metals, Inc. The Company maintains its principal executive offices in suburban Philadelphia, Pennsylvania at 37 North Valley Road, Building 4, Paoli, Pennsylvania 19301. AMETEK is a leading global manufacturer of electronic instruments and electromechanical devices with operations in North America, Europe, Asia and South America. The Company is listed on the New York Stock Exchange (symbol: AME). The common stock of AMETEK is a component of the S&P MidCap 400 and the Russell 1000 Indices.

Website Access to Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com (in the “Investors — Financial News and Information” section), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company has posted, free of charge, to the investor information portion of its website, its corporate governance guidelines, Board committee charters and codes of ethics. Such documents are also available in published form, free of charge, to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 37 North Valley Road, Building 4, Paoli, Pennsylvania 19301.

Products and Services

The Company markets its products worldwide through two operating groups, the Electronic Instruments Group (“EIG”) and the Electromechanical Group (“EMG”). EIG builds monitoring, testing, calibration and display devices for the process, aerospace, industrial and power markets. EMG is a supplier of electromechanical devices. EMG produces highly engineered electromechanical connectors for hermetic (moisture-proof) applications, specialty metals for niche markets and brushless air-moving motors, blowers and heat exchangers. End markets include aerospace, defense, mass transit, medical, office products and other industrial markets. The Company believes that EMG is the world’s largest manufacturer of air-moving electric motors for vacuum cleaners and is a prominent producer of motors for other floor care products. The Company continues to grow through strategic acquisitions focused on differentiated niche markets in instrumentation and electromechanical devices.

Competitive Strengths

Management believes that the Company has several significant competitive advantages that assist it in sustaining and enhancing its market positions. Its principal strengths include:

Significant Market Share.  AMETEK maintains a significant share in many of its targeted niche markets because of its ability to produce and deliver high-quality products at competitive prices. In EIG, the Company maintains significant market positions in many niche segments within the process, aerospace, industrial and power instrumentation markets. In EMG, the Company maintains significant market positions in many niche segments including aerospace, defense, mass transit, medical, office products and air-moving motors for the floor care market.

Technological and Development Capabilities.  AMETEK believes it has certain technological advantages over its competitors that allow it to develop innovative products and maintain leading market positions. Historically, the Company has grown by extending its technical expertise into the manufacture of customized products for its customers, as well as through strategic acquisitions. EIG competes primarily on the basis of product innovation in several highly specialized instrumentation markets, including process measurement, aerospace, power and heavy-vehicle dashboard instrumentation. EMG’s differentiated businesses focus on developing customized products for specialized applications in aerospace and defense, medical, business machines and other industrial applications. In its cost-driven motor business, EMG focuses on low-cost design and manufacturing, while enhancing motor-blower performance through advances in power, efficiency, lighter weight and quieter operation.

Efficient and Low-Cost Manufacturing Operations.  EMG has motor manufacturing plants in China, the Czech Republic, Mexico and Brazil to lower its costs and achieve strategic proximity to its customers, providing the opportunity to increase international sales and market share. Certain of the Company’s electronic instrument businesses are also relocating manufacturing operations to low-cost locales. Furthermore, strategic acquisitions and joint ventures in Europe, North America and Asia have resulted in additional cost savings and synergies through the consolidation of operations, product lines and distribution channels, which benefits both operating groups.

Experienced Management Team.  Another key component of AMETEK’s success is the strength of its management team and its commitment to the performance of the Company. AMETEK’s senior management has extensive experience, averaging approximately 23 years with the Company, and is financially committed to the Company’s success through Company-established stock ownership guidelines and equity incentive programs.

Business Strategy

AMETEK’s objectives are to increase the Company’s earnings and financial returns through a combination of operational and financial strategies. Those operational strategies include business acquisitions, new product development, global and market expansion and Operational Excellence programs designed to achieve double-digit annual percentage growth in earnings per share over the business cycle and a superior return on total capital. To support those operational objectives, financial initiatives have been, or may be, undertaken, including public and private debt or equity issuance, bank debt refinancing, local financing in certain foreign countries, accounts receivable securitization and share repurchases. AMETEK’s commitment to earnings growth is reflected in its continued implementation of cost-reduction programs designed to achieve the Company’s long-term best-cost objectives.

AMETEK’s Corporate Growth Plan consists of four key strategies:

Operational Excellence.  Operational Excellence is AMETEK’s cornerstone strategy for improving profit margins and strengthening the Company’s competitive position across its businesses. Through its Operational Excellence strategy, the Company seeks to reduce production costs and improve its market positions. The strategy has played a key role in achieving synergies from newly acquired companies. AMETEK believes that Operational Excellence, which focuses on Six Sigma process improvements, global sourcing and lean manufacturing and also emphasizes team building and a participative management culture, has enabled the Company to improve operating efficiencies and product quality, increase customer satisfaction and yield higher cash flow from operations, while lowering operating and administrative costs and shortening manufacturing cycle times.

New Product Development.  One of AMETEK’s greatest strengths is the ability to develop innovative new products and bring them to market successfully. Recent product introductions include:

•	CAMECA® Shallow Probe LexFab 300 utilizes a unique surface probing technology to improve throughput and yield in semiconductor manufacturing facilities;

•	Chatillon® TCD225 Series advanced force testing system incorporates the latest design and control features in an innovative, tabletop force measurement instrument used for a broad range of quality control applications;

•	EDAX® Orbis micro-analytical system sets a new standard in compact tabletop systems for elemental analysis by incorporating advanced X-ray fluorescence and optics technology;

•	ORTEC® Micro-Detective lightweight, high-resolution detector is the latest addition to the highly successful Detective family of advanced radiation identifiers used for nuclear material detection, surveillance and monitoring;

•	Hamilton Precision Metals latest ultra-smooth stainless steel strips find application in thin-film solar cells;

•	PITTMAN® slotless brushless DC servo motors provide smooth and quiet operation and extended service life for data storage, medical/biotech, semiconductor processing and motion control applications;

•	Solartrontm SST ultra-deepwater pressure and temperature transmitters are used by leading oil and gas exploration companies in the most demanding and hostile subsea environments;

•	SPECTROtm x-SORT, i-SORT and SPECTROTEST spectrometers round out a full line of high-performance mobile analyzers for onsite metal analysis;

•	Talyrondtm 395 surface analysis system represents a significant advancement in nanometric surface measurement offering unmatched performance and flexibility for ultra-precise manufacturing applications;

•	Western Research® Model 9000 RM is a compact, rugged multi-gas analyzer designed specifically for highly demanding Continuous Emissions Monitoring applications; and

•	AMETEK® 8.4-inch diameter motor-blower achieves higher output, greater efficiency and lower noise in the same footprint as a 7.4-inch diameter blower for a wide range of vacuum and blower applications.

Global and Market Expansion.  AMETEK’s largest presence outside the United States is in Europe, where it has operations in the United Kingdom, Germany, Denmark, Italy, the Czech Republic, Romania, France, Austria and the Netherlands. These operations provide design and engineering capability, product-line breadth, enhanced European distribution channels and low-cost production. AMETEK has a leading market position in European floor care motors and a significant presence in many of its instrument businesses. It has grown sales in Latin America and Asia by building and expanding low-cost electric motor and instrument plants in Reynosa, Mexico and motor manufacturing plants near Sao Paulo, Brazil and in Shanghai, China. It also continues to achieve geographic expansion and market expansion in Asia through joint ventures in China, Taiwan and Japan and a direct sales and marketing presence in Singapore, Japan, China, Taiwan, Hong Kong, South Korea, the Middle East and Russia.

Strategic Acquisitions and Alliances.  The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired businesses. Since the beginning of 2004, through December 31, 2008, the Company has completed 23 acquisitions with annualized sales totaling approximately $1.0 billion, including 6 acquisitions in 2008 representing approximately $290 million in annualized sales (see “Recent Acquisitions”). Those acquisitions have enhanced AMETEK’s position in analytical instrumentation, aerospace, and electrical interconnects and packaging. Through these and prior acquisitions, the Company’s management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue this acquisition strategy.

2008 Overview

Operating Performance

In 2008, AMETEK generated sales of $2.5 billion, an increase of 18% from 2007, and increased net income by 8%. The Company set records for sales, operating income, net income and diluted earnings per share. This strong performance was driven by strong internal growth in each of the Company’s two reportable segments, the contribution of recently acquired businesses and the Company’s continuing cost reduction initiatives.

Financing

In the third quarter of 2008, the Company completed a private placement agreement to sell $350 million in senior notes to a group of institutional investors. There were two funding dates for the senior notes. The first funding occurred in September 2008 for $250 million, consisting of $90 million in aggregate principal amount of

6.59% senior notes due September 2015 and $160 million in aggregate principal amount of 7.08% senior notes due September 2018. The second funding date occurred in December 2008 for $100 million, consisting of $35 million in aggregate principal amount of 6.69% senior notes due December 2015 and $65 million in aggregate principal amount of 7.18% senior notes due December 2018. The senior notes carry a weighted average interest rate of 6.93%. The proceeds from the senior notes were used to pay down a portion of the borrowings outstanding under the Company’s revolving credit facility.

In July 2008, the Company repaid the $225 million 7.20% senior notes due July 2008 using the proceeds from borrowings under its existing revolving credit facility. Also in July 2008, the Company obtained the second funding of $80 million in aggregate principal amount of 6.35% senior notes due July 2018 under the 2007 private placement agreement, which completed the sale of $450 million in senior notes to a group of institutional investors. The first funding of the 2007 private placement occurred in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% senior notes due December 2019.

The accounts receivable securitization facility was amended and restated in May 2008, extending the expiration date from May 2008 to May 2009, and bringing the borrowing capacity to $100 million, from $110 million previously.

Recent Acquisitions

The Company spent $463.0 million for six business acquisitions and one technology line acquisition in 2008. The six businesses acquired have annualized sales of approximately $290 million.

In February 2008, the Company acquired Drake Air (“Drake”). Drake is a provider of heat-transfer repair services to the commercial aerospace industry. Drake is a part of EMG.

In February 2008, the Company acquired Motion Control Group (“MCG”). MCG is a leading global manufacturer of highly customized motors and motion control solutions for the medical, life sciences, industrial automation, semiconductor and aviation markets. MCG is a part of EMG.

In April 2008, the Company acquired Reading Alloys. Reading Alloys is a global leader in specialty titanium master alloys and highly engineered metal powders used in the aerospace, medical implant, military and electronics markets. Reading Alloys is a part of EMG.

In June 2008, the Company acquired Vision Research, Inc. Vision Research is a leading manufacturer of high-speed digital imaging systems used for motion capture and analysis in numerous test and measurement applications. Vision Research is a part of EIG.

In August 2008, the Company acquired the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”). Xantrex Programmable is a leader in alternating current (“AC”) and direct current (“DC”) programmable power supplies used to test electrical and electronic products. Xantrex Programmable is a part of EIG.

In November 2008, the Company acquired UK-based Muirhead Aerospace Limited (“Muirhead”). Muirhead is a leading manufacturer of motion technology products and a provider of avionics repair and overhaul services for the aerospace and defense markets. Muirhead is a part of EMG.

Financial Information About Reportable Segments, Foreign Operations and Export Sales

Information with respect to reportable segments and geographic areas is set forth in Note 15 to the Consolidated Financial Statements.

The Company’s international sales increased 16% to $1,225.5 million in 2008. The increase was driven by both internal growth and acquisitions. The Company increased export sales of products manufactured in the United States, as well as sales from overseas operations. International sales represented 48% of consolidated net sales in 2008 compared with 49% in 2007.

Description of Business

The products and markets of each reportable segment are described below:

EIG

EIG is comprised of a group of differentiated businesses. EIG applies its specialized market focus and technology to manufacture instruments used for testing, monitoring, calibration and display for the process, aerospace, industrial and power markets. EIG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EIG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including aerospace engine sensors, heavy-vehicle instrument panels, analytical instrumentation, level measurement products, power instruments and pressure gauges. It has joint venture operations in Japan, China and Taiwan. 53% of EIG’s 2008 sales were to markets outside the United States.

At December 31, 2008, EIG employed approximately 5,700 people, of whom approximately 900 were covered by collective bargaining agreements. EIG had 48 manufacturing facilities: 33 in the United States, seven in the United Kingdom, three in Germany and one each in France, Austria, Denmark, Argentina and Canada at December 31, 2008. EIG also shares manufacturing facilities with EMG in Mexico.

Process and Analytical Instrumentation Markets and Products

65% of EIG’s 2008 sales were from instruments for process and analytical measurement and analysis. These include: oxygen, moisture, combustion and liquid analyzers; emission monitors; spectrometers; mechanical and electronic pressure sensors and transmitters; radiation measurement devices; level measurement devices; precision pumping systems; and force-measurement and materials testing instrumentation. EIG’s focus is on the process industries, including oil, gas and petrochemical refining, power generation, specialty gas production, water and waste treatment, natural gas distribution and semiconductor manufacturing. AMETEK’s analytical instruments are also used for precision measurement in a number of other applications including radiation detection for Homeland Security, materials analysis, nanotechnology research and other test and measurement applications.

Vision Research, acquired in June 2008, is a global leader and innovator in high-speed digital imaging technology. Its highly differentiated products include a broad array of high-speed digital cameras for capturing data in product characterization and motion analysis applications, including a high-speed digital camera, the Phantom® v12, capable of capturing one million pictures per second.

Cameca SAS (“Cameca”), acquired in August 2007, manufactures high-end elemental analysis systems used in advanced laboratory research, semiconductor and nanotechnology applications. Cameca’s instruments measure the elemental and isotopic composition of micro- or nanovolumes at the surface or below the surface of a solid object. This extremely sensitive technology can measure atoms down to the part-per-billion level. The customer base, which is very diverse, includes semiconductor labs, semiconductor manufacturers and academic, governmental and industrial labs engaged in advanced research in nanotechnology, metals and nuclear science.

Power and Industrial Instrumentation Markets and Products

19% of EIG’s 2008 sales were to the power and industrial instrumentation markets.

AMETEK’s Power businesses provide analytical instruments, uninterruptible power supply systems and programmable power supplies used in a wide variety of industrial settings.

EIG is a leader in the design and manufacture of power measurement and recording instrumentation used by the electric power and manufacturing industries. Those products include power transducers and meters, event and transient recorders, annunciators and alarm monitoring systems used to measure, monitor and record variables in the transmission and distribution of electric power.

EIG’s Solidstate Controls designs and manufactures uninterruptible power supply systems for the process and power generation industries. EIG also manufactures sensor systems for land-based gas turbines and for boilers and burners used by the utility, petrochemical, process and marine industries worldwide.

EIG’s programmable power business is a leader in programmable AC and DC power sources and pursues growth opportunities in the highly attractive electronic test and measurement equipment market.

Xantrex Programmable, acquired in July 2008, is a leader in programmable AC and DC power sources used to test electrical and electronic products by simulating various input voltages, frequencies and potentially harmful line transients. Its products are used in design verification testing, manufacturing, quality assurance and regulatory compliance by its customers in a wide range of industries, including aviation, military, and general electronics.

California Instruments Corporation, acquired in December 2007, is a leader in programmable AC power sources used to test electrical and electronic products.

EIG’s Instrumentation and Specialty Controls business is a leading North American manufacturer of dashboard instruments for heavy trucks and is also among the major suppliers of similar products for construction vehicles. It has strong product development capability in solid-state instruments that primarily monitor and display engine operating parameters. Through its NCC business, EIG has a leading position in the food service instrumentation market and is a primary source for stand-alone and integrated timing controls for the food service industry.

Aerospace Instrumentation Markets and Products

16% of EIG’s 2008 sales were from aerospace products. AMETEK’s aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements. Its aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Acquisitions have complemented and expanded EIG’s core sensor and transducer product line, used in a wide range of aerospace applications.

Aerospace products include: airborne data systems; turbine engine temperature measurement products; vibration-monitoring systems; indicators; displays; fuel and fluid measurement products; sensors; switches; cable harnesses; and transducers. EIG serves all segments of commercial aerospace, including helicopters, business jets, commuter aircraft and commercial airliners, as well as the military market.

Among its more significant competitive advantages are EIG’s 50-plus years of experience as an aerospace supplier and its long-standing customer relationships with global commercial aircraft Original Equipment Manufacturers (“OEMs”). Its customers are the leading producers of airframes and jet engines. It also serves the commercial aerospace aftermarket with spare part sales and repair and overhaul services.

Advanced Industries, Inc., acquired in June 2007, manufactures starter generators, brush and brushless motors, vane-axial and centrifugal blowers, and linear actuators for the business jet, light jet and helicopter markets. These differentiated products complement the Company’s AMPHION product line of power management products for the aerospace industry and have broadened the Company’s product offering in the power management subsystem market.

B&S Aircraft Parts & Accessories, also acquired in June 2007, provides third-party maintenance, repair and overhaul (“MRO”) services, primarily for starter generators and hydraulic and fuel system components, for a variety of business aircraft and helicopter applications.

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. 11% of EIG’s 2008 sales were made to its five largest customers and no one customer accounted for 10% or more of 2008 consolidated net sales.

EMG

EMG is among the leaders in many of the specialized markets it serves, including highly engineered motors, blowers, fans, heat exchangers, connectors, and other electromechanical products or systems for commercial and military aerospace applications, defense, medical equipment, business machines, computers and other power or industrial applications. In its cost-driven motor business, the Company believes that EMG is the world’s largest producer of high-speed, air-moving electric motors for OEMs of floor care products. EMG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. 43% of EMG’s 2008 sales were to customers outside the United States.

At December 31, 2008, EMG employed approximately 5,600 people, of whom approximately 2,300 were covered by collective bargaining agreements (including some that are covered by local unions). EMG had 51 manufacturing facilities: 28 in the United States, 12 in the United Kingdom, three in France, two each in Italy, Mexico and the Czech Republic and one each in China and Brazil at December 31, 2008.

Differentiated Businesses

Differentiated businesses account for an increasing proportion of EMG’s overall sales base. Differentiated businesses represented 73% of EMG’s sales in 2008 and are comprised of the technical motors and systems businesses and the engineered materials, interconnects and packaging businesses.

Technical Motors and Systems Markets and Products

Technical motors and systems, representing 40% of EMG’s 2008 sales, consist of brushless motors, blowers and pumps, as well as other electromechanical systems. These products are used in aerospace and defense, business machines, computer equipment, mass transit vehicles, medical equipment, power, and industrial applications.

EMG produces electronically commutated (brushless) motors, blowers and pumps that offer long life, reliability and near maintenance-free operation. These motor-blower systems and heat exchangers are used for thermal management and other applications on a wide variety of military and commercial aircraft and military ground vehicles, and are used increasingly in medical and other applications, in which their long life, and spark-free and reliable operation is very important. These motors provide cooling and ventilation for business machines, computers and mass transit vehicles.

EMG’s Prestolite switch business produces solenoids and other electromechanical devices for the motive and stationary power markets. The Prestolite battery charger business manufactures high-quality industrial battery chargers for use in the materials handling market. Both the switch and battery charger businesses have strong market positions and enjoy a reputation for high quality and service.

Muirhead, acquired in November 2008, is a leading manufacturer of motion technology products and a provider of avionics repair and overhaul services for the aerospace and defense markets.

MCG, acquired in February 2008, is a leading global manufacturer of highly customized motors and motion control solutions for the medical, life sciences, industrial automation, semiconductor and aviation markets. This acquisition enhances our capability in providing precision motion technology solutions.

Drake, also acquired in February 2008, provides heat-transfer repair services to the commercial aerospace industry and represents a further expansion of AMETEK’s growing presence in the global aerospace MRO industry.

The Repair & Overhaul Division of Umeco plc (“Umeco R&O”), acquired in November 2007, provides an extensive array of MRO services for electrical and electronic equipment, fluid power devices, hydraulic components, actuation systems, landing gear, wheels and brakes and safety equipment. Umeco R&O operates from multiple locations in the United Kingdom and Toulouse and Paris, France.

Engineered Materials, Interconnects and Packaging Markets and Products

33% of EMG’s 2008 sales are engineered materials, interconnects and packaging products. AMETEK is an innovator and market leader in specialized metal powder, strip, wire and bonded products. It produces stainless steel and nickel clad alloys; stainless steel, cobalt and nickel alloy powders; metal strip; specialty shaped and electronic wire; and advanced metal matrix composites used in electronic thermal management. Its products are used in automotive, appliance, medical and surgical, aerospace, telecommunications, marine and general industrial applications. Its niche market focus is based upon proprietary manufacturing technology and strong customer relationships.

Reading Alloys, acquired in April 2008, is a niche specialty metals producer. It produces titanium master alloys and expands our position in customized titanium products. Reading Alloys adds to our capabilities in strip and foil products used in medical devices, electronic components and aerospace instruments. Its metal powder production techniques complement our existing gas and water atomization capabilities.

Hamilton Precision Metals, Inc., acquired in June 2007, produces precision metal strip and foil for niche markets such as metals used in medical implant devices and surgical instruments, electronic components and measurement devices for aerospace and other industrial markets.

Seacon Phoenix, subsequently renamed AMETEK SCP, Inc., acquired in April 2007, produces undersea electrical interconnect subsystems for the global submarine market. It added to the Company’s position in highly engineered hermetically sealed electrical interconnects and microelectronics packaging used to protect sophisticated electronics in aerospace, defense, telecommunications and industrial applications.

Floor Care and Specialty Motor Markets and Products

27% of EMG’s 2008 sales are to floor care and specialty motor markets, where it has the leading share, through its sales of air-moving electric motors to most of the world’s major floor care OEMs, including vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor care products, ranging from hand-held, canister and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

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

New Product Development

EMG focuses its new product development on reducing costs and achieving performance enhancements for its advanced motors and blowers, electrical connectors and microelectronics packaging; motion control products; industrial battery chargers and heat exchangers; and specialty metal alloys and powders. These include the latest versions of its Glassealtm and Sealtron tm electrical connectors; Pittman® and MCGtm motors and motion control components; INFIN-A-TEK® and FLO-TEKtm high-performance vacuum motors; and HPM® metal strip and Reading Alloys® high-purity titanium alloys and powders.

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. 14% of EMG’s 2008 sales were made to its five largest customers and no one customer accounted for 10% or more of 2008 consolidated net sales.

Marketing

The Company’s marketing efforts generally are organized and carried out at the division level. EIG makes significant use of distributors and sales representatives in marketing its products, as well as direct sales in some of its more technically sophisticated products. Within aerospace, its specialized customer base of aircraft and jet engine manufacturers is served primarily by direct sales engineers. Given the technical nature of many of its products, as well as its significant worldwide market share, EMG conducts much of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors both in the United States and in other countries.

Competition

In general, most of the Company’s markets are highly competitive. The principal elements of competition for the Company’s products are price, product technology, distribution, quality and service.

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

Backlog and Seasonal Variations of Business

The Company’s backlog of unfilled orders by business segment was as follows at December 31:

	2008	2007	2006
	(In millions)

Electronic Instruments	$324.8	$314.1	$248.2
Electromechanical	393.8	374.1	288.6

Total	$718.6	$688.2	$536.8

The higher backlog at December 31, 2008 was primarily due to the six businesses acquired in 2008, partially offset by the negative impact of a strengthening U.S. dollar when compared to the British pound and Euro.

Of the total backlog of unfilled orders at December 31, 2008, approximately 84% is expected to be shipped by December 31, 2009. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

Availability of Raw Materials

The Company’s reportable segments obtain raw materials and supplies from a variety of sources and generally from more than one supplier. However, for EMG, certain items, including various base metals and certain steel components, are available only from a limited number of suppliers. The Company believes its sources and supplies of raw materials are adequate for its needs.

Research, Product Development and Engineering

The Company is committed to research, product development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development and engineering costs before customer reimbursement were $115.9 million, $102.9 million and $87.6 million in 2008, 2007 and 2006, respectively. Customer reimbursements in 2008, 2007 and 2006 were $6.1 million, $7.1 million and $6.4 million, respectively. These amounts included net Company-funded research and development expenses of $57.5 million, $52.9 million and $42.0 million, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Information with respect to environmental matters is set forth in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters” and in Note 17 to the Consolidated Financial Statements.

Patents, Licenses and Trademarks

The Company owns numerous unexpired U.S. patents and foreign patents, including counterparts of its more important U.S. patents, in the major industrial countries of the world. The Company is a licensor or licensee under patent agreements of various types and its products are marketed under various registered and unregistered U.S. and foreign trademarks and trade names. However, the Company does not consider any single patent or trademark, or any group thereof, essential either to its business as a whole or to either of its business segments. The annual royalties received or paid under license agreements are not significant to either of its reportable segments or to the Company’s overall operations.

Employees

At December 31, 2008, the Company employed approximately 11,700 people in its EMG, EIG and corporate operations, of whom approximately 3,200 employees were covered by collective bargaining agreements. The Company has one collective bargaining agreement that will expire in 2009, which covers less than 20 employees. The Company expects no material adverse effects from the pending labor contract negotiation.

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

Current economic conditions and uncertain economic outlook could adversely affect our results of operations and financial condition.

The global economy is currently undergoing a period of unprecedented volatility and distress in financial markets, as well as a general slowdown in demand, including in many of the end markets we serve. A prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors we have described below. These economic developments affect businesses such as ours in a number of ways. Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, capital spending, air travel, industrial production and government procurement. Any economic slowdown results in a decrease in or cancellation of orders for our products and services and negatively impacts the ability of our customers to make timely payments. In addition, the potential for one or more of our customers or suppliers to experience financial distress or bankruptcy is increased. Furthermore, a disparate impact on, or government actions affecting, one of the major economies could produce volatility in the rate of exchange for the U.S. dollar against certain major currencies, adversely affecting our results. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

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

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2004, through December 31, 2008, we have completed 23 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategies in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:

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

Certain of our businesses are relocating or have recently relocated manufacturing operations to low-cost locales. Unanticipated start-up expenses and production delays in opening new facilities or completing product line transfers, as well as possible underutilization of our existing facilities, could result in production inefficiencies, which would adversely affect our business and operations.

Our substantial international sales and operations are subject to customary risks associated with international operations.

International sales for 2008 and 2007 represented 48% and 49% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. International operations are subject to the customary risks of operating in an international environment, including:

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

We are required to comply with various import, export, export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies and in other circumstances, we may be required to obtain an export license before exporting a controlled item. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services and damage to our reputation.

Any inability to hire, train and retain a sufficient number of skilled officers and other employees could impede our ability to compete successfully.

If we cannot hire, train and retain a sufficient number of qualified employees, we may not be able to effectively integrate acquired businesses and realize anticipated performance results from those businesses, manage our expanding international operations and otherwise profitably grow our business. Even if we do hire and retain a sufficient number of employees, the expense necessary to attract and motivate these officers and employees may adversely affect our results of operations.

If we are unable to develop new products on a timely basis, it could adversely affect our business and prospects.

We believe that our future success depends, in part, on our ability to develop, on a timely basis, technologically advanced products that meet or exceed appropriate industry standards. Although we believe we have certain technological and other advantages over our competitors, maintaining such advantages will require us to continue investing in research and development and sales and marketing. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain such competitive advantages or that we can recover major research and development expenses. We are not currently aware of any emerging standards or new products, which could render our existing products obsolete, although there can be no assurance that this will not occur or that we will be able to develop and successfully market new products.

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

Our operations are subject to numerous federal, state, local and foreign governmental laws and regulations. In addition, existing laws and regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to us. We cannot predict the impact any of these laws and regulations will have on our business or operations.

We may be required to defend lawsuits or pay damages in connection with alleged or actual harm caused by our products.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others or to property. For example, our operations expose us to potential liabilities for personal injury or death as a result of the failure of, for instance, an aircraft component that has been designed, manufactured or serviced by us. We may incur significant liability if product liability lawsuits against us are successful. While we believe our current general liability and product liability insurance is adequate to protect us from future claims, we cannot assure that coverage will be adequate to cover all claims that may arise. Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our business, financial condition and results of operations.

We operate in highly competitive industries, which may adversely affect our results of operations or ability to expand our business.

Our markets are highly competitive. We compete, domestically and internationally, with individual producers, as well as with vertically integrated manufacturers, some of which have resources greater than we do. The principal elements of competition for our products are price, product technology, distribution, quality and service. EMG’s competition in specialty metal products stems from alternative materials and processes. In the markets served by EIG, although we believe EIG is a market leader, competition is strong and could intensify. In the pressure gauge, aerospace and heavy-vehicle markets served by EIG, a limited number of companies compete on the basis of product quality, performance and innovation. Our competitors may develop new or improve existing products that are superior to our products or may adapt more readily to new technologies or changing requirements of our customers. There can be no assurance that our business will not be adversely affected by increased competition in the markets in which it operates or that our products will be able to compete successfully with those of our competitors.

Our access to sources of liquidity may be limited by market conditions and restrictions in our revolving credit facility and other agreements.

In recent months, the financial markets have experienced a significant liquidity shortfall as a result of diverse conditions that have caused the failure and near failure of a number of large financial services companies. If the availability of funds remains limited, we could incur increased costs associated with our receivables securitization facility, any renewal of our credit facility and/or other debt instruments. In addition, it is possible that our ability to access the credit market may be limited by these or other factors, at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. Notwithstanding the foregoing, at this time, we believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends to our shareholders, any contemplated acquisitions and share repurchases for the foreseeable future.

We are subject to possible insolvency of financial counterparties.

We engage in numerous financial transactions and contracts including insurance policies, letters of credit, credit facilities, financial derivatives and investment management agreements involving various counterparties. We are subject to the risk that one or more of these counterparties may become insolvent and, therefore, be unable to discharge its obligations under such contracts.

Our goodwill and other intangible assets represent a substantial amount of our total assets and write-off of such substantial goodwill and intangible assets could have a negative impact on our financial condition and results of operations.

Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2008, goodwill and other intangible assets, net of accumulated amortization, totaled $1,681.8 million or 55% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, we could reflect, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has 99 operating plant facilities in 22 states and 12 foreign countries. Of these facilities, 53 are owned by the Company and 46 are leased. The properties owned by the Company consist of approximately 654 acres, of which approximately 4.7 million square feet are under roof. Under lease is a total of approximately 1.6 million square feet. The leases expire over a range of years from 2009 to 2082, with renewal options for varying terms contained in many of the leases. Production facilities in Taiwan, China and Japan provide the Company with additional production capacity through the Company’s investment in 50% or less owned joint ventures. The Company’s executive offices in Paoli, Pennsylvania, occupy approximately 34,000 square feet under a lease that expires in September 2010.

The Company’s machinery and equipment, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment are summarized in the following table:

	Number of
	Operating
	Plant Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased

Electronic Instruments	24	24	2,126,000	995,000
Electromechanical	29	22	2,621,000	612,000

Total	53	46	4,747,000	1,607,000

Item 3.	Legal Proceedings

The Company and/or its subsidiaries have been named as defendants, along with many other companies, in a number of asbestos-related lawsuits. To date, no judgments have been entered against the Company. The Company believes it has strong defenses to the claims and intends to continue to defend itself vigorously in these matters. Other companies are also indemnifying the Company against certain of these claims. To date, these parties have met their obligations in all material respects; however, one of these companies filed for bankruptcy liquidation in 2007.

In October 2008, the Company received a Notice of Administrative Civil Liability from the San Diego Regional Water Quality Control Board seeking certain penalties. The Notice claims that a former subsidiary of AMETEK, which became a separate company in 1988 and filed for bankruptcy liquidation in 2007, failed to adequately produce a delineation report and feasibility study within specified time frames. We believe we have good and valid defenses to this claim and intend to vigorously defend against it. (Also see “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the Consolidated Financial Statements.)

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 30, 2009, there were approximately 2,294 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

The Company repurchased, under its share repurchase program, approximately 1,263,000 shares of common stock for $57.4 million and approximately 144,000 shares of common stock for $5.4 million in 2008 and 2007, respectively, to offset the dilutive effect of shares granted as equity-based compensation.

The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
Dividends paid per share	$0.06	$0.06	$0.06	$0.06
Common stock trading range:
High	$46.95	$53.12	$52.50	$41.24
Low	$37.09	$43.80	$37.74	$27.32
2007
Dividends paid per share	$0.06	$0.06	$0.06	$0.06
Common stock trading range:
High	$35.91	$40.94	$43.79	$48.45
Low	$30.67	$33.51	$36.38	$42.00

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Number of securities
	Number of securities		remaining available
	to be issued	Weighted average	for future issuance
	upon exercise of	exercise price of	under equity
	outstanding options,	outstanding options,	compensation plans
	warrants	warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,034,783	$28.01	3,995,411
Equity compensation plans not approved by security holders	—	—	—

Total	4,034,783	$28.01	3,995,411

Stock Performance Graph

The following stock performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph and accompanying table compare the cumulative total shareholder return for AMETEK, Inc. over the last five years ended December 31, 2008 with total returns for the same period for the Russell 1000 Index and the Dow Jones U.S. Electronic Equipment Index. The performance graph and table assume a $100 investment made on December 31, 2003 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

	December 31,
	2003	2004	2005	2006	2007	2008

AMETEK, Inc.	$100.00	$149.08	$178.84	$201.99	$298.97	$193.94
Russell 1000 Index*	100.00	111.40	118.38	136.69	144.58	90.22
Dow Jones U.S. Electronic Equipment Index*	100.00	108.49	116.80	134.72	158.08	92.80

*	Includes AMETEK, Inc.

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2008, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	2008		2007		2006		2005		2004
	(In millions, except per share amounts)

Consolidated Operating Results (Year Ended December 31):
Net sales	$2,531.1		$2,136.9		$1,819.3		$1,434.5		$1,232.3
Operating income(1)	$432.7		$386.6		$309.0		$233.5		$191.2
Interest expense	$(63.7)		$(46.9)		$(42.2)		$(32.9)		$(28.3)
Net income(1)	$247.0		$228.0		$181.9		$136.4		$109.0
Earnings per share(1):
Basic	$2.33		$2.15		$1.74		$1.31		$1.07
Diluted	$2.30		$2.12		$1.71		$1.29		$1.06
Dividends declared and paid per share	$0.24		$0.24		$0.18		$0.16		$0.16
Weighted average common shares outstanding:
Basic	106.1		105.8		104.8		103.7		101.7
Diluted	107.4		107.6		106.6		105.6		103.1
Performance Measures and Other Data:
Operating income — Return on sales(1)	17.1%		18.1%		17.0%		16.3%		15.5%
— Return on average total assets(1)	14.9%		15.9%		15.8%		14.6%		14.5%
Net income — Return on average total capital(1)(5)	10.9%		12.0%		11.8%		10.7%		10.5%
— Return on average stockholders’ equity(1)(5)	19.5%		20.7%		20.5%		18.5%		18.2%
EBITDA(1)(2)	$489.4		$433.9		$351.4		$269.9		$228.3
Ratio of EBITDA to interest expense(1)(2)	7.7	x	9.3	x	8.3	x	8.2	x	8.1	x
Depreciation and amortization	$63.3		$52.7		$45.9		$39.4		$39.9
Capital expenditures	$44.2		$37.6		$29.2		$23.3		$21.0
Cash provided by operating activities	$247.3		$278.5		$226.0		$155.7		$155.8
Free cash flow(3)	$203.1		$240.9		$196.8		$132.4		$134.8
Ratio of earnings to fixed charges(6)	6.1	x	7.3	x	6.6	x	6.2	x	6.0	x
Consolidated Financial Position (At December 31):
Current assets	$954.6		$952.2		$684.1		$556.3		$461.9
Current liabilities	$447.5		$640.8		$480.9		$405.8		$272.8
Property, plant and equipment, net	$307.9		$293.1		$258.0		$228.5		$207.5
Total assets	$3,055.5		$2,745.7		$2,130.9		$1,780.6		$1,420.4
Long-term debt	$1,093.2		$667.0		$518.3		$475.3		$400.2
Total debt	$1,111.7		$903.0		$681.9		$631.4		$450.1
Stockholders’ equity(5)	$1,287.8		$1,240.7		$966.7		$809.5		$663.3
Stockholders’ equity per share(5)	$12.07		$11.56		$9.11		$7.66		$6.44
Total debt as a percentage of capitalization(5)	46.3%		42.1%		41.4%		43.8%		40.4%
Net debt as a percentage of capitalization(4)(5)	44.3%		37.1%		39.6%		42.4%		38.3%

See Notes to Selected Financial Data on page 21.

Notes to Selected Financial Data

(1)	Amounts for years prior to 2006 reflect the retrospective application of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”) to expense stock options. The adoption of SFAS 123R reduced operating income, net income and diluted earnings per share by the following amounts:

	Reduction of Amounts Originally Reported:
			Diluted Earnings
Impact of Adopting SFAS 123R	Operating Income	Net Income	Per Share
	(In millions, except per share amounts)

2005	$5.9	$4.3	$0.04
2004	$5.1	$3.7	$0.04

(2)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The following table presents the reconciliation of net income reported in accordance with U.S. generally accepted accounting principles (“GAAP”) to EBITDA:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)

Net income	$247.0	$228.0	$181.9	$136.4	$109.0

Add (deduct):
Interest expense	63.7	46.9	42.2	32.9	28.3
Interest income	(3.9)	(2.1)	(0.4)	(0.7)	(0.6)
Income taxes	119.3	108.4	81.8	61.9	51.7
Depreciation	45.8	42.3	38.9	35.0	36.8
Amortization	17.5	10.4	7.0	4.4	3.1

Total adjustments	242.4	205.9	169.5	133.5	119.3

EBITDA	$489.4	$433.9	$351.4	$269.9	$228.3

(3)	Free cash flow represents cash flow from operating activities less capital expenditures. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 2 above). The following table presents the reconciliation of cash flow from operating activities reported in accordance with U.S. GAAP to free cash flow:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)

Cash provided by operating activities (U.S. GAAP basis)	$247.3	$278.5	$226.0	$155.7	$155.8
Deduct: Capital expenditures	(44.2)	(37.6)	(29.2)	(23.3)	(21.0)

Free cash flow	$203.1	$240.9	$196.8	$132.4	$134.8

(4)	Net debt represents total debt minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by securities analysts, investors and other parties in evaluating the Company. (Also see note 2 above). The following table presents the reconciliation of total debt in accordance with U.S. GAAP to net debt:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In millions)

Total debt	$1,111.7	$903.0	$681.9	$631.4	$450.1
Less: Cash and cash equivalents	(87.0)	(170.1)	(49.1)	(35.5)	(37.6)

Net debt	1,024.7	732.9	632.8	595.9	412.5
Stockholders’ equity	1,287.8	1,240.7	966.7	809.5	663.3

Capitalization (net debt plus stockholders’ equity)	$2,312.5	$1,973.6	$1,599.5	$1,405.4	$1,075.8

Net debt as a percentage of capitalization	44.3%	37.1%	39.6%	42.4%	38.3%

(5)	The adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), for our defined benefit pension plans, which was effective December 31, 2006, resulted in a reduction of $32.7 million to stockholders’ equity. The adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007, resulted in a $5.9 million charge to the opening balance of stockholders’ equity.

(6)	Penalties and interest accrued related to unrecognized tax benefits are recognized in income tax expense. Refer to Exhibit 12 for the calculation of the ratio of earnings to fixed charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes forward-looking statements based on the Company’s current assumptions, expectations and projections about future events. When used in this report, the words “believes,” “anticipates,” “may,” “expect,” “intend,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. In this report, the Company discloses important factors that could cause actual results to differ materially from management’s expectations. For more information on these and other factors, see “Forward-Looking Information” herein.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with “Item 1A. Risk Factors,” “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

Business Overview

As a global business, AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. For most of 2008, the Company continued to experience strong market conditions in many of its businesses. However, beginning in the fourth quarter of 2008, the Company experienced lower order rates as a result of the current financial and economic crisis. For the full year 2008, contributions from recent acquisitions and internal growth, combined with successful Operational Excellence initiatives, enabled the Company to post another year of record sales, operating income, net income and diluted earnings per share. In addition to achieving its financial objectives, the Company also benefited from its strategic initiatives under AMETEK’s four growth strategies: Operational Excellence, New Product Development, Global and Market Expansion and Strategic Acquisitions and Alliances. Highlights of 2008 were:

•	In 2008, sales were $2.5 billion, an increase of $394.2 million or 18% from 2007, on internal growth of approximately 5% in the Electronic Instruments Group (“EIG”) and 2% in the Electromechanical Group (“EMG”) excluding the effect of foreign currency translation, and contributions from the 2007 and 2008 acquisitions. During 2008, the Company completed the following acquisitions:

•	In February 2008, the Company acquired Drake Air (“Drake”). Drake is a provider of heat-transfer repair services to the commercial aerospace industry.

•	In February 2008, the Company acquired Motion Control Group (“MCG”). MCG is a leading global manufacturer of highly customized motors and motion control solutions for the medical, life sciences, industrial automation, semiconductor and aviation markets.

•	In April 2008, the Company acquired Reading Alloys. Reading Alloys is a global leader in specialty titanium master alloys and highly engineered metal powders used in the aerospace, medical implant, military and electronics markets.

•	In June 2008, the Company acquired Vision Research, Inc. Vision Research is a leading manufacturer of high-speed digital imaging systems used for motion capture and analysis in numerous test and measurement applications.

•	In August 2008, the Company acquired the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”). Xantrex Programmable is a leader in alternating current and direct current programmable power supplies used to test electrical and electronic products.

•	In November 2008, the Company acquired UK-based Muirhead Aerospace Limited (“Muirhead”). Muirhead is a leading manufacturer of motion technology products and a provider of avionics repair and overhaul services for the aerospace and defense markets.

•	As the Company grows globally, it continues to achieve an increasing level of international sales. International sales, including U.S. export sales, were $1,225.5 million of consolidated sales in 2008, compared with $1,053.7 million of consolidated sales in 2007.

•	The Company continued its emphasis on investment in research, development and engineering, spending $115.9 million in 2008 before customer reimbursement of $6.1 million, an increase of 12.6% over 2007. Sales from products introduced in the last three years increased $71.5 million or 18.3% in 2008 to $462.8 million.

•	In the third quarter of 2008, the Company completed a private placement agreement to sell $350 million in senior notes to a group of institutional investors. There were two funding dates for the senior notes. The first funding occurred in September 2008 for $250 million, consisting of $90 million in aggregate principal amount of 6.59% senior notes due September 2015 and $160 million in aggregate principal amount of 7.08% senior notes due September 2018. The second funding date occurred in December 2008 for $100 million, consisting of $35 million in aggregate principal amount of 6.69% senior notes due December 2015 and $65 million in aggregate principal amount of 7.18% senior notes due December 2018. The proceeds from the senior notes were used to pay down a portion of the Company’s revolving credit facility.

•	In July 2008, the Company repaid the $225 million 7.20% senior notes due July 2008 using proceeds from borrowings under its existing revolving credit facility.

•	In the fourth quarter of 2008, the Company recorded pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.25 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million) as a result of the global economic recession and financial crisis.

•	In 2008, the Company made $79.9 million in contributions to its defined benefit pension plans in the U.S. and the United Kingdom. $74.0 million in contributions were made in the fourth quarter of 2008, which had the effect of eliminating or significantly reducing the amount of unfunded pension obligations associated with the Company’s pension plans.

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net sales(1):
Electronic Instruments	$1,402,653	$1,199,757	$1,016,503
Electromechanical	1,128,482	937,093	802,787

Consolidated net sales	$2,531,135	$2,136,850	$1,819,290

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$306,764	$260,338	$203,430
Electromechanical	175,181	167,166	139,926

Total segment operating income	481,945	427,504	343,356
Corporate administrative and other expenses	(49,291)	(40,930)	(34,362)

Consolidated operating income	432,654	386,574	308,994
Interest and other expenses, net	(66,438)	(50,130)	(45,308)

Consolidated income before income taxes	$366,216	$336,444	$263,686

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Results of Operations

In 2008, the Company posted record sales, operating income, net income and diluted earnings per share. The Company achieved these results from contributions from acquisitions completed in 2008 and 2007, as well as internal growth in both EIG and EMG. Operating income increased, driven by the record sales and a continued focus on cost reduction programs under our Operational Excellence initiatives. The Company expects the current financial and economic crisis, to have a negative impact on operating results in 2009. The full year impact of the 2008 acquisitions and our Operational Excellence capabilities will have a positive impact on our 2009 results.

Net sales for 2008 were $2,531.1 million, an increase of $394.2 million or 18.4% when compared with net sales of $2,136.9 million in 2007. Net sales for EIG were $1,402.7 million in 2008, an increase of 16.9% from sales of $1,199.8 million in 2007. Net sales for EMG were $1,128.5 million in 2008, an increase of 20.4% from sales of $937.1 million in 2007. The Company’s internal sales growth was approximately 4% in 2008, which excludes a 1% favorable effect of foreign currency translation, driven by strength in its differentiated businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.

Total international sales for 2008 were $1,225.5 million or 48.4% of consolidated net sales, an increase of $171.8 million or 16.3% when compared with international sales of $1,053.7 million or 49.3% of consolidated net sales in 2007. The increase in international sales resulted from increased international sales from base businesses of $29.3 million or 17.0% of the increase, which includes the effect of foreign currency translation, as well as the acquisitions completed in 2008 and 2007, most notably Cameca SAS (“Cameca”), the Repair & Overhaul Division of Umeco plc (“Umeco R&O”), Reading Alloys, California Instruments Corporation (“California Instruments”) and Vision Research. Increased international sales came primarily from sales to Europe and Asia by both reportable segments. Export shipments from the United States, which are included in total international sales, were $478.5 million in 2008, an increase of $84.1 million or 21.3% compared with $394.4 million in 2007. Export shipments improved primarily due to increased exports from the base businesses and the acquisitions noted above.

New orders for 2008 were a record at $2,561.5 million, an increase of $273.2 million or 11.9% when compared with $2,288.3 million in 2007. The increase in new orders was primarily due to the recent acquisitions noted above. As a result, the Company’s backlog of unfilled orders at December 31, 2008 was $718.6 million, an increase of $30.4 million or 4.4% when compared with $688.2 million at December 31, 2007. The increase in backlog was primarily due to the acquired backlog of the recent acquisitions noted above. Beginning in the fourth quarter of 2008 through the filing date of this Form 10-K, the Company has experienced lower order rates as a result of the current financial and economic crisis.

The year ended December 31, 2008 results include fourth quarter pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.25 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in Selling, general and administrative (“SG&A”) expenses. The restructuring charges and asset write-downs were reported in segment operating income as follows: $20.4 million in EIG, $19.4 million in EMG and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company as part of cost reduction initiatives to be broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs include the consolidation of manufacturing facilities, the migration of production to low cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses. The Company recorded pre-tax charges of $30.1 million for severance costs for slightly more than 10% of the Company’s workforce. The Company also recorded pre-tax charges of $1.5 million for lease termination costs associated with the closure of certain facilities in 2009. Substantially all of the payments for employee severance and lease termination costs are expected to be made in 2009.

Segment operating income for 2008 was $481.9 million, an increase of $54.4 million or 12.7% when compared with segment operating income of $427.5 million in 2007. Segment operating income, as a percentage of sales, decreased to 19.0% for 2008 from 20.0% in 2007. The increase in segment operating income resulted primarily from strength in the Company’s differentiated businesses and profit contributions made by the acquisitions, partially offset by the fourth quarter pre-tax restructuring charges and asset write-downs described above. The decrease in segment operating margins resulted primarily from the restructuring charges and asset write-downs, which negatively impacted segment operating margins by 160 basis points.

SG&A expenses for 2008 were $322.6 million, an increase of $59.1 million or 22.4% when compared with $263.5 million in 2007. As a percentage of sales, SG&A expenses were 12.7% for 2008, compared with 12.3% in 2007. The increase in SG&A expenses was the result of higher sales, as well as a $7.1 million charge — representing a 0.3% increase in SG&A expenses — recorded in corporate administrative expenses related to the accelerated vesting of an April 2005 restricted stock grant in the second quarter of 2008 and $7.1 million of SG&A expense related to the fourth quarter of 2008 restructuring charges and asset write-downs described above. Additionally, the Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased approximately 7.9%. Excluding the impact of the fourth quarter restructuring charges and asset write-downs on selling expense of $6.9 million, a 3.2% impact, and foreign currency translation, the increase in 2008 base business selling expenses was in line with internal sales growth. Selling expenses, as a percentage of sales, increased to 10.8% for 2008, compared with 10.4% in 2007.

Corporate administrative expenses for 2008 were $49.2 million, an increase of $8.4 million or 20.6% when compared with $40.8 million in 2007. As a percentage of sales, corporate administrative expenses were 1.9%, in both 2008 and 2007. The increase in corporate administrative expenses was primarily the result of equity-based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2008, noted above, as well as other expenses necessary to grow the Company, partially offset by equity-based compensation associated with the accelerated vesting of restricted stock in the first and third quarters of 2007.

Consolidated operating income was $432.7 million or 17.1% of sales for 2008, an increase of $46.1 million or 11.9% when compared with $386.6 million or 18.1% of sales in 2007.

Interest expense was $63.7 million for 2008, an increase of $16.8 million or 35.8% when compared with $46.9 million in 2007. The increase was due to the impact of the funding of the private placement senior notes in the fourth quarter of 2007 and the third and fourth quarters of 2008, higher average borrowings to fund the recent acquisitions and the repurchase of 1.3 million shares of the Company’s common stock in 2008.

The effective tax rate for 2008 was 32.6% compared with 32.2% in 2007. The higher effective tax rate for 2008 primarily reflects an increase in state and foreign income taxes and the impact of accelerated vesting of non-deductible restricted stock amortization, offset by the impact of settlements of various income tax issues with U.S. taxing authorities and a favorable agreement in the United Kingdom related to deductible interest expense for which previously unrecognized tax benefits were recognized. The lower effective tax rate in 2007 primarily reflects an enacted decrease in certain foreign corporate tax rates in the second half of 2007, partially offset by the elimination of the Foreign Sales Corporation/Extraterritorial Income (“FSC/ETI”) tax benefit. See Note 11 of the notes to consolidated financial statements included in this Form 10-K for further details.

Net income for 2008 was $247.0 million, an increase of $19.0 million or 8.3% when compared with $228.0 million in 2007. Diluted earnings per share for 2008 was $2.30, an increase of $0.18 or 8.5% when compared with $2.12 per diluted share in 2007. Diluted earnings per share for 2008 includes the impact of the fourth quarter of 2008 restructuring charges and asset write-downs, which negatively impacted earnings by $0.25 per diluted share.

Segment Results

EIG’s sales totaled $1,402.7 million for 2008, an increase of $202.9 million or 16.9% when compared with $1,199.8 million in 2007. The sales increase was due to internal growth of approximately 5%, excluding a favorable 1% effect of foreign currency translation, driven primarily by EIG’s aerospace, power, and process and analytical instrument businesses. The acquisitions of Advanced Industries, Inc. (“Advanced”), B&S Aircraft Parts and Accessories (“B&S”), Cameca, California Instruments, Vision Research, Inc. and Xantrex Programmable accounted for the remainder of the sales increase.

EIG’s operating income was $306.8 million for 2008, an increase of $46.5 million or 17.9% when compared with $260.3 million in 2007. The increases in segment operating income were due to the contribution from the higher sales by EIG’s aerospace, power and process and analytical businesses, which includes the acquisitions mentioned above, partially offset by the fourth quarter of 2008 restructuring charges and asset write-downs of $20.4 million. EIG’s operating margins were 21.9% of sales for 2008 compared with 21.7% of sales in 2007. The increase in operating margins was driven by operational excellence initiatives throughout the group. The fourth quarter of 2008 restructuring charges and asset write-downs had a negative impact on EIG’s operating margins of 140 basis points.

EMG’s sales totaled $1,128.5 million for 2008, an increase of $191.4 million or 20.4% from $937.1 million in 2007. The sales increase was due to internal growth of approximately 2%, excluding a favorable 1% effect of foreign currency translation, driven primarily by EMG’s differentiated businesses. The acquisitions of Seacon Phoenix, subsequently renamed AMETEK SCP, Inc. (“SCP”), Hamilton Precision Metals (“Hamilton”), Umeco R&O, Drake Air, MCG, Reading Alloys and Muirhead accounted for the remainder of the sales increase.

EMG’s operating income was $175.2 million for 2008, an increase of $8.0 million or 4.8% when compared with $167.2 million in 2007. EMG’s increase in operating income was primarily due to higher sales from the group’s differentiated businesses, which include the acquisitions mentioned above, partially offset by the fourth quarter of 2008 restructuring charges and asset write-downs of $19.4 million. EMG’s operating margins were 15.5% of sales for 2008 compared with 17.8% of sales in 2007. The decrease in operating margins was primarily driven by the fourth quarter of 2008 restructuring charges and asset write-downs, which had a negative impact on operating margins of 170 basis points. The remainder of the decrease was the dilutive impact of recent acquisitions.

Fourth Quarter Results

Net sales for the fourth quarter of 2008 were $623.7 million, an increase of $40.4 million or 6.9% when compared with net sales of $583.3 million for the fourth quarter of 2007. Net sales for EIG were $361.6 million in 2008, an increase of 7.6% from sales of $336.1 million in 2007. Net sales for EMG were $262.1 million in 2008, an increase of 6.1% from sales of $247.1 million in 2007. The Company’s internal sales growth was approximately negative 2%, which excludes a 4% unfavorable effect of foreign currency translation. The acquisitions mentioned above made up the net sales increase.

The three months ended December 31, 2008 results include pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.25 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in SG&A expenses. The restructuring charges and asset write-downs were reported in segment operating income as follows: $20.4 million in EIG, $19.4 million in EMG and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company as part of cost reduction initiatives to be broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs include the consolidation of manufacturing facilities, the migration of production to low cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses. The Company recorded pre-tax charges of $30.1 million for severance costs for slightly more than 10% of the Company’s workforce. The Company also recorded pre-tax charges of $1.5 million for lease termination costs associated with the closure of certain facilities in 2009. Substantially all of the payments for employee severance and lease termination costs are expected to be made in 2009.

Net income for the fourth quarter of 2008 was $43.8 million, a decrease of $18.1 million or 29.2% when compared with $61.9 million for the fourth quarter of 2007. Diluted earnings per share in the fourth quarter of 2008 was $0.41, a decrease of $0.16 or 28.1% when compared with $0.57 per diluted share in the fourth quarter of 2007. Diluted earnings per share includes the impact of the fourth quarter of 2008 restructuring charges and asset write-downs, which negatively impacted earnings by $0.25 per diluted share.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Results of Operations

In 2007, the Company posted record sales, operating income, net income, diluted earnings per share and cash flow from operations. The Company achieved these results from strong internal growth in both EIG and EMG, as well as contributions from acquisitions in 2007 and 2006. Operating income increased, driven by the record sales and a continued focus on cost reduction programs under our Operational Excellence initiatives.

Net sales for 2007 were $2,136.9 million, an increase of $317.6 million or 17.5% when compared with net sales of $1,819.3 million in 2006. Net sales for EIG were $1,199.8 million in 2007, an increase of 18.0% from sales of $1,016.5 million in 2006. Net sales for EMG were $937.1 million in 2007, an increase of 16.7% from sales of $802.8 million in 2006. The Company’s internal sales growth was approximately 7% in 2007, which excludes a 2% favorable effect of foreign currency translation, driven by strength in its differentiated businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.

Total international sales for 2007 were $1,053.7 million or 49.3% of consolidated net sales, an increase of $187.7 million or 21.7% when compared with international sales of $866.0 million or 47.6% of consolidated net sales in 2006. The increase in international sales primarily resulted from increased international sales from base businesses of $74.9 million or 39.9% of the increase, which includes the effect of foreign currency translation. The acquisitions of Cameca, SCP, Hamilton and Umeco R&O in 2007 and Land Instruments International Limited (“Land Instruments”), PennEngineering Motion Technologies, Inc. (“Pittman”), Precitech and Southern Aeroparts, Inc. (“SAI”) in 2006 contributed the remainder of the increase. Increased international sales came primarily from sales to Europe by both reportable segments. Export shipments from the United States, which are included in total international sales, were $394.4 million in 2007, an increase of $50.6 million or 14.7% compared with $343.8 million in 2006. Export shipments improved primarily due to increased exports from the base businesses and acquisitions noted above.

New orders for 2007 were $2,288.3 million, an increase of $372.9 million or 19.5% when compared with $1,915.4 million in 2006. The increase in new orders was driven by the Company’s base differentiated businesses, which contributed $167.2 million or 44.8% of the increase, led by the Company’s aerospace and engineered materials, interconnects and packaging businesses. The acquisitions mentioned above contributed the remainder of the increase. As a result, the Company’s backlog of unfilled orders at December 31, 2007 was $688.2 million, an increase of $151.4 million or 28.2% when compared with $536.8 million at December 31, 2006. The increase in backlog was due to higher order levels in base differentiated businesses and the 2007 acquisitions noted above.

Segment operating income for 2007 was $427.5 million, an increase of $84.1 million or 24.5% when compared with segment operating income of $343.4 million in 2006. Segment operating income, as a percentage of sales, increased to 20.0% for 2007 from 18.9% in 2006. The increase in segment operating income resulted from strength in the differentiated businesses of each group, which includes the profit contributions made by the acquisitions. The margin improvement came from the Company’s differentiated businesses.

SG&A expenses for 2007 were $263.5 million, an increase of $44.0 million or 20.1% when compared with $219.5 million in 2006. As a percentage of sales, SG&A expenses were higher in 2007 at 12.3% compared to 12.1% in 2006. Selling expenses, as a percentage of sales, were 10.4% in 2007, slightly higher than the 10.2% in 2006. The selling expense increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased 9.7% for 2007, compared to 2006, which was in line with internal sales growth including the impact of foreign currency translation.

Corporate administrative expenses for 2007 were $40.8 million, an increase of $6.6 million or 19.4% when compared with $34.2 million in 2006. The increase in corporate expenses was the result of higher compensation, including equity-based compensation associated with accelerated vesting of restricted stock grants in 2007 and other costs necessary to grow the Company. As a percentage of sales, corporate administrative expenses were 1.9% in both 2007 and 2006.

Consolidated operating income was $386.6 million or 18.1% of sales for 2007, an increase of $77.6 million or 25.1% when compared with $309.0 million or 17.0% of sales in 2006.

Interest expense was $46.9 million for 2007, an increase of $4.7 million or 11.1% when compared with $42.2 million in 2006. The increase was due to higher average borrowings to fund the 2007 acquisitions, higher average interest rates and the impact of the fourth quarter of 2007 funding of the private placement senior notes.

The effective tax rate for 2007 was 32.2% compared with 31.0% in 2006. The 2007 effective tax rate primarily reflects the elimination of the FSC/ETI tax benefit in 2007, an increase in state income taxes and an increase in interest and penalties on uncertain tax positions, partially offset by an enacted decrease in certain foreign corporate tax rates in the second half of 2007 and the recognition of tax benefits from our international tax planning initiatives. The 2006 effective tax rate benefited primarily from the reversal of a valuation allowance for foreign tax credit carryforwards of $3.2 million, offset somewhat by higher nondeductible equity-based compensation.

Net income for 2007 was $228.0 million, an increase of $46.1 million or 25.3% when compared with $181.9 million in 2006. Diluted earnings per share for 2007 was $2.12, an increase of $0.41 or 24.0% when compared with $1.71 per diluted share in 2006.

Segment Results

EIG’s sales totaled $1,199.8 million for 2007, an increase of $183.3 million or 18.0% when compared with $1,016.5 million in 2006. The sales increase was due to internal growth of approximately 9%, excluding a favorable 2% effect of foreign currency translation. The internal growth was driven by sales increases in EIG’s process and analytical, aerospace and power businesses. The acquisitions of Cameca, Land Instruments, Precitech, Advanced and B&S accounted for the remainder of the sales increase.

EIG’s operating income was $260.3 million for 2007, an increase of $56.9 million or 28.0% when compared with $203.4 million in 2006. EIG’s operating margins were 21.7% of sales for 2007 compared with 20.0% of sales in 2006. The increase in operating income and margins came from the group’s base differentiated businesses, which include the acquisitions mentioned above.

EMG’s sales totaled $937.1 million for 2007, an increase of $134.3 million or 16.7% from $802.8 million in 2006. The sales increase was due to internal growth of approximately 6%, excluding a favorable 2% effect of foreign currency translation, driven primarily by EMG’s differentiated businesses. The acquisitions of Pittman, SAI, SCP, Umeco R&O and Hamilton accounted for the remainder of the sales increase.

EMG’s operating income was $167.2 million for 2007, an increase of $27.3 million or 19.5% when compared with $139.9 million in 2006. EMG’s increase in operating income was due to strength in the group’s differentiated businesses, which includes the acquisitions mentioned above. EMG’s operating margins were 17.8% of sales for 2007 compared with 17.4% of sales in 2006. The increase in operating margins was primarily due to an increased contribution from the group’s differentiated businesses.

Liquidity and Capital Resources

Cash provided by operating activities totaled $247.3 million in 2008, a decrease of $31.2 million or 11.2% when compared with $278.5 million in 2007. The decrease in operating cash flow was primarily the result of higher defined benefit pension plan contributions of $79.9 million in 2008, a $74.7 million increase over the $5.2 million contributed in 2007. The 2008 contributions had the effect of eliminating or significantly reducing the amount of unfunded pension obligations associated with the Company’s pension plans. Also impacting operating cash flow are higher overall operating working capital levels necessary to grow the Company, partially offset by higher earnings. Free cash flow (operating cash flow less capital spending) was $203.1 million in 2008, compared to $240.9 million in 2007. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $489.4 million in 2008, which includes the fourth quarter of 2008 pre-tax restructuring charges and asset write-downs of $40.0 million, compared with $433.9 million in 2007, a 12.8% improvement. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 for a reconciliation of U.S. generally accepted accounting principles (“GAAP”) measures to comparable non-GAAP measures).

Cash used for investing activities totaled $496.6 million in 2008, compared with $334.7 million in 2007. In 2008, the Company paid $463.0 million for six business acquisitions and one technology line acquisition, net of cash received, compared with $300.6 million paid for seven business acquisitions and one technology line, net of cash received in 2007. Additions to property, plant and equipment totaled $44.2 million in 2008, compared with $37.6 million in 2007.

Cash provided by financing activities totaled $173.5 million in 2008, compared with $174.1 million in 2007. In 2008, net total borrowings increased by $266.9 million, compared with a net total increase of $180.9 million in 2007. Short-term borrowings increased $69.7 million in 2008, compared with a decrease of $162.6 million in 2007. Long-term borrowings increased $197.2 million in 2008, compared to an increase of $343.4 million in 2007.

In July 2008, the Company repaid the $225 million 7.20% senior notes due July 2008 using the proceeds from borrowings under its existing revolving credit facility.

In the third quarter of 2008, the Company completed a private placement agreement to sell $350 million in senior notes to a group of institutional investors. There were two funding dates for the senior notes. The first funding occurred in September 2008 for $250 million, consisting of $90 million in aggregate principal amount of 6.59% senior notes due September 2015 and $160 million in aggregate principal amount of 7.08% senior notes due September 2018. The second funding date occurred in December 2008 for $100 million, consisting of $35 million in aggregate principal amount of 6.69% senior notes due December 2015 and $65 million in aggregate principal amount of 7.18% senior notes due December 2018. The senior notes carry a weighted average interest rate of 6.93%. The senior notes are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The proceeds from the senior notes were used to pay down a portion of the borrowings outstanding under the Company’s revolving credit facility.

In May 2008, the accounts receivable securitization facility was amended and restated, extending the expiration date from May 2008 to May 2009, and bringing the borrowing capacity to $100 million from $110 million previously. There were no borrowings under this facility at December 31, 2008.

In the third quarter of 2007, the Company completed a private placement agreement to sell $450 million in senior notes to a group of institutional investors. There were two funding dates for the senior notes. The first funding occurred in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% senior notes due December 2019. The second funding occurred in July 2008 for $80 million in aggregate principal amount of 6.35% senior notes due July 2018. The notes carry a weighted average interest rate of 6.25%. The proceeds from the first funding of the notes were used to pay down borrowings outstanding under the Company’s revolving credit facility, which included a foreign portion related to the 2007 acquisition of Cameca and the 2006 acquisition of Land Instruments, as well as borrowings outstanding under the Company’s accounts receivable securitization program. Additionally, the proceeds from the private placement were used to purchase California Instruments in December 2007. The proceeds from the second funding of the notes were used to pay down a portion of the borrowings outstanding under the Company’s revolving credit facility.

In June 2007, the Company amended its revolving credit facility, increasing the total borrowing capacity from $400 million to $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The amendment also extended the term of the facility from October 2011 to June 2012. At December 31, 2008, the Company had $468.9 million available under its revolving credit facility, including the $100 million accordion feature.

At December 31, 2008, total debt outstanding was $1,111.7 million, compared with $903.0 million at December 31, 2007. The debt-to-capital ratio was 46.3% at December 31, 2008, compared with 42.1% at December 31, 2007. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 44.3% at December 31, 2008, compared with 37.1% at December 31, 2007. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

Additional financing activities for 2008 include the receipt of net cash proceeds from the exercise of employee stock options of $7.5 million compared with $17.2 million in 2007. Cash dividends paid were $25.7 million in both 2008 and 2007. In 2008, the Company repaid $21.4 million in life insurance policy loans.

Repurchases of 1.3 million shares of the Company’s common stock in 2008 totaled $57.4 million, compared with a total of $5.4 million paid for approximately 144,000 shares repurchased in 2007. On January 24, 2008, the Board of Directors approved an increase of $50 million in the authorization for the repurchase of the Company’s common stock, adding to the $25.9 million that remained available at December 31, 2007 from an existing $50 million authorization approved in March 2003 for a total of $75.9 million. On July 23, 2008, the Board of Directors approved another increase of $50 million in the authorization for the repurchase of the Company’s common stock, adding to the $18.5 million that remained available at June 30, 2008 from the existing $50 million authorization approved in January 2008 for a total of $68.5 million. At December 31, 2008, $68.5 million was available under the current Board authorization for future share repurchases.

The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2008.

	Payments Due
		Less	One to	Four to	After
		Than	Three	Five	Five
Contractual Obligations(4)	Total	One Year	Years	Years	Years
	(In millions)

Long-term debt(1)	$1,017.6	$1.1	$88.3	$—	$928.2
Revolving credit loans	65.6	7.2	—	58.4	—
Capital lease(2)	14.5	0.9	1.8	1.8	10.0
Other indebtedness	14.0	9.2	1.2	3.0	0.6

Total debt	1,111.7	18.4	91.3	63.2	938.8
Interest on long-term fixed-rate debt	539.4	63.9	122.0	118.6	234.9
Noncancellable operating leases	74.1	15.3	19.9	11.3	27.6
Purchase obligations(3)	219.9	199.7	20.2	—	—
Employee severance and other	46.9	46.9	—	—	—

Total	$1,992.0	$344.2	$253.4	$193.1	$1,201.3

(1)	Includes the $450 million private placement completed in 2007 and the $350 million private placement completed in 2008.

(2)	Represents a capital lease for a building and land associated with the Cameca acquisition. The lease has a term of twelve years, which began July 2006, and is payable quarterly.

(3)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

(4)	The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2008 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 11 to the consolidated financial statements for further details.

Other Commitments

The Company has standby letters of credit and surety bonds of $16.4 million related to performance and payment guarantees at December 31, 2008. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

The Company may, from time to time, repurchase its long-term debt in privately negotiated transactions, depending upon availability, market conditions and other factors.

As a result of all of the Company’s cash flow activities in 2008, cash and cash equivalents at December 31, 2008 totaled $87.0 million, compared with $170.1 million at December 31, 2007. The Company’s liquidity has not been impacted by the recent financial crisis nor do we expect liquidity to be impacted in the near future. Additionally, the Company is in compliance with all of its debt covenants, which includes its financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

Critical Accounting Policies

The Company has identified its critical accounting policies as those accounting policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from the estimates used. The consolidated financial statements and related notes contain information that is pertinent to the Company’s accounting policies and to management’s discussion and analysis. The information that follows represents additional specific disclosures about the Company’s accounting policies regarding risks, estimates, subjective decisions or assessments whereby materially different results of operations and financial condition could have been reported had different assumptions been used or different conditions existed. Primary disclosure of the Company’s significant accounting policies is in Note 1 to the consolidated financial statements.

•	Revenue Recognition. The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2008, 2007 and 2006, the accrual for future warranty obligations was $16.1 million, $14.4 million and $10.9 million, respectively. The Company’s expense for warranty obligations was $12.2 million, $11.3 million and $7.6 million in 2008, 2007 and 2006, respectively. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances and warranty amounts are higher than past experience, additional accruals may be required.

•	Accounts Receivable. The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables was $8.5 million and $6.4 million at December 31, 2008 and 2007, respectively.

•	Inventories. The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 62% of its inventories at December 31, 2008. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 38% of its inventory at December 31, 2008. For inventories where cost is determined by the LIFO method, the FIFO value would have been $30.8 million and $35.6 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2008 and 2007, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•	Goodwill and Other Intangibles Assets. The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, purchased goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. These impairment tests include the projection and discounting of cash flows, estimates of future operating performance of the reporting unit being valued and estimates of the fair value of the intangible assets being tested. SFAS 142 requires a two-step impairment test for goodwill. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record such impairment losses. Indefinite-lived intangibles other than goodwill are tested by estimating the fair values of those assets as of the Company’s measurement date, with such fair values based on expected future operating performance and discount rates determined by management. Changes in interest rates and market conditions, among other factors, may have an impact on these estimates. These estimates will likely change over time. The Company’s acquisitions have generally included a large goodwill component and the Company expects to continue to make acquisitions. At December 31, 2008, goodwill and other indefinite-lived intangible assets totaled $1,681.8 million, or 55.0% of the Company’s total assets. The Company performed its required annual impairment test in the fourth quarter of 2008 and determined that the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

•	Pensions. The Company has U.S. and foreign defined benefit and defined contribution pension plans. The Company accounts for all of its defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”) and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 87, 88, 106, and 132(R) (“SFAS 158”) for balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans, as well as the income statement recognition of the costs related to these plans. SFAS 87 and SFAS 158 require that amounts recognized in the financial statements be determined on an actuarial basis. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2008, the Company considered rates of return on high-quality, fixed-income investments. The discount rate used in determining the 2008 pension cost was 6.25% for U.S. defined benefit pension plans and 5.89% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2008 and determining the 2009 defined benefit pension cost is 6.50% for U.S. plans and 6.09% for foreign plans. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for 2008 of 8.25% for U.S. defined benefit pension plans and 7.0% for foreign plans. The Company will continue to use these rates for 2009 for the U.S. and foreign plans, respectively. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income investments and equity investments and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2008 pension expense for the U.S. plans was 3.75% and will remain unchanged in 2009. For foreign plans, the rate of compensation increase will be decreased from 3.86% in 2008 to 2.98% in 2009. For the year ended December 31, 2008, the Company recognized consolidated pre-tax pension income of $6.8 million from its U.S. and foreign defined benefit pension plans as compared with pre-tax pension income of $3.8 million recognized for these plans in 2007. The Company estimates its 2009 U.S. and foreign defined benefit pension plans pre-tax expense to be $15.4 million.

The Company follows the balance sheet recognition requirements of SFAS 158. Under SFAS 158, all unrecognized prior service costs, remaining transition obligations or assets and actuarial gains and losses have been recognized, net of tax effects, as a charge to accumulated other comprehensive income (“AOCI”) in stockholders’ equity and will be amortized as a component of net periodic pension cost. In addition, effective for fiscal years beginning after December 15, 2008, the measurement date (the date at which plan assets and benefit obligation are measured) is required to be the Company’s fiscal year end. The Company uses a December 31 measurement date for its U.S. and foreign defined benefit plans as required by SFAS 158.

To fund the plans, the Company made cash contributions to its defined benefit pension plans during 2008 which totaled $79.9 million, compared with $5.2 million in 2007. The Company anticipates making approximately $19 million to $24 million in cash contributions to its defined benefit pension plans in 2009.

•	Income Taxes. The process of providing for income taxes and determining the related balance sheet accounts requires management to assess uncertainties, make judgments regarding outcomes and utilize estimates. The Company conducts a broad range of operations around the world and is therefore subject to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes and potential litigation, the outcome of which is uncertain. Management must make judgments currently about such uncertainties and determine estimates of the Company’s tax assets and liabilities. To the extent the final outcome differs, future adjustments to the Company’s tax assets and liabilities may be necessary.

The Company assesses the realizability of its deferred tax assets, taking into consideration the Company’s forecast of future taxable income, available net operating loss carryforwards and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and the amount of, valuation allowances against the Company’s deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

Effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. In accordance with FIN 48, the Company is required to assess the uncertainty in its tax positions, by applying a minimum recognition threshold a tax position is required to meet before a tax benefit is recognized in the financial statements. Once the minimum threshold is met, using a more likely than not standard, a series of probability estimates is made for each item to properly measure and record a tax benefit. The tax benefit recorded is generally equal to the highest probable outcome that is more than 50% likely to be realized after full disclosure and resolution of a tax examination. The underlying probabilities are determined based on the best available objective evidence such as recent tax audit outcomes, published guidance, external expert opinion, or by analogy to the outcome of similar issues in the past. There can be no assurance that these estimates will ultimately be realized given continuous changes in tax policy, legislation and audit practice.

As a result of the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company recorded a $4.7 million increase in liabilities associated with unrecognized tax benefits, including interest and penalties of $2.4 million, a decrease of $1.2 million in goodwill related to a previous business combination and a $5.9 million charge to the January 1, 2007 opening balance of retained earnings. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense.

Recently Issued Financial Accounting Standards

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for fair value measurements of nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a non-recurring basis (at least annually). The deferral applies to fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to the valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

At December 31, 2008, $0.3 million of the Company’s cash and cash equivalents and $4.2 million of marketable securities are valued as level 1 investments. The Company held $8.5 million valued as level 2 investments in the investments and other assets line of the consolidated balance sheet. For the year ended December 31, 2008, gains and losses on the investments noted above were not material.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions in the Company’s consolidated financial statements. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. Upon adoption, SFAS 141R will not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, SFAS 141R may significantly impact the Company’s consolidated results of operations, financial position or cash flows when compared to acquisitions accounted for under existing U.S. GAAP and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of deal costs and restructuring costs of acquired companies.

In November 2008, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 clarifies how to account for acquired defensive intangible assets subsequent to initial measurement under SFAS 141R that the Company does not intend to actively use but does intend to hold to prevent others from obtaining access to the asset. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, along with SFAS 141R. The Company has evaluated EITF 08-7 and does not expect the adoption of EITF 08-7 to have a material impact on its consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 significantly changes the accounting for and reporting of noncontrolling (minority) interests in the Company’s consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company does not expect the adoption of SFAS 160 to have an impact on its consolidated results of operations, financial position or cash flows.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. FSP FAS 142-3 applies to all intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has evaluated FSP FAS 142-3 and does not expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated results of operations, financial position or cash flows.

Internal Reinvestment

Capital Expenditures

Capital expenditures were $44.2 million or 1.7% of sales in 2008, compared with $37.6 million or 1.8% of sales in 2007. 54% of the expenditures in 2008 were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. The Company’s 2008 capital expenditures increased due to a continuing emphasis on spending to improve productivity and expand manufacturing capabilities. The 2009 capital expenditures are expected to approximate 2.0% of sales, with a continued emphasis on spending to improve productivity.

Product Development and Engineering

The Company is committed to research, product development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development and engineering costs before customer reimbursement were $115.9 million, $102.9 million and $87.6 million in 2008, 2007 and 2006, respectively. Customer reimbursements in 2008, 2007 and 2006 were $6.1 million, $7.1 million and $6.4 million, respectively. These amounts included net Company-funded research and development expenses of $57.5 million, $52.9 million and $42.0 million, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, at December 31, 2008, the Company is named a Potentially Responsible Party (“PRP”) at 16 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In 10 of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2008 and 2007 were $28.4 million and $25.3 million, respectively, for non-owned and owned sites. In 2008, the Company provided $7.3 million of additional reserves, including $5.6 million for existing sites and $1.7 million related to recent acquisitions. Additionally, the Company spent $4.2 million on environmental matters in 2008. The Company’s reserves for environmental liabilities at December 31, 2008 and 2007 include reserves of $17.9 million and $18.0 million, respectively, for an owned site acquired in connection with the fiscal 2005 acquisition of HCC Industries (“HCC”). The Company is solely liable for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2008, the Company has $12.4 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for up to $19.0 million of additional costs.

The Company has agreements with other former owners of certain of its acquired businesses, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of these other parties also carry insurance coverage for some environmental matters. To date, these parties have met their obligations in all material respects; however, one of these companies filed for bankruptcy liquidation in 2007, as discussed further in the following paragraph.

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

The Company believes it has established reserves which are sufficient to perform all known responsibilities under existing claims and consent orders. The Company has no reason to believe that other third parties would fail to perform their obligations in the future. In the opinion of management, based upon presently available information and past experience related to such matters, an adequate provision for probable costs has been made and the ultimate cost resulting from these actions is not expected to materially affect the consolidated financial position, results of operations or cash flows of the Company.

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

The Company’s short-term debt carries variable interest rates and generally its long-term debt carries fixed rates. These financial instruments are more fully described in the notes to the consolidated financial statements.

The foreign currencies to which the Company has the most significant exchange rate exposure are the Euro, the British pound, the Japanese yen, the Chinese renminbi and the Mexican peso. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the occasional use of local borrowings and derivative financial instruments in the foreign country affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company because revenues and costs associated with the revenues are generally transacted in the same foreign currencies.

The primary commodities to which the Company has market exposure are raw material purchases of nickel, aluminum, copper, steel, titanium and gold. Exposure to price changes in these commodities is generally mitigated through adjustments in selling prices of the ultimate product and purchase order pricing arrangements, although forward contracts are sometimes used to manage some of those exposures.

Based on a hypothetical ten percent adverse movement in interest rates, commodity prices or foreign currency exchange rates, the Company’s best estimate is that the potential losses in future earnings, fair value of risk-sensitive financial instruments and cash flows are not material, although the actual effects may differ materially from the hypothetical analysis.

Forward-Looking Information

Certain matters discussed in this Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (“PSLRA”), which involve risk and uncertainties that exist in the Company’s operations and business environment and can be affected by inaccurate assumptions, or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company’s actual future results. The Company wishes to take advantage of the “safe harbor” provisions of the PSLRA by cautioning readers that numerous important factors, in some cases have caused, and in the future could cause, the Company’s actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Some, but not all, of the factors or uncertainties that could cause actual results to differ from present expectations are set forth above and under Item 1A. Risk Factors. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, subsequent events or otherwise, unless required by the securities laws to do so.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is set forth under the heading “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

Item 8.	Financial Statements and Supplementary Data

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Proxy Statement of the Company for its 2009 Annual Meeting. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included on page 41.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 40.

/s/ AMETEK, Inc.

February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 11, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” effective January 1, 2007. Also, as discussed in Note 12, the Company adopted in 2006 the balance sheet recognition and disclosure requirements and in 2008 the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMETEK, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 25, 2009

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Net sales	$2,531,135	$2,136,850	$1,819,290

Operating expenses:
Cost of sales, excluding depreciation	1,730,086	1,444,514	1,251,920
Selling, general and administrative	322,552	263,472	219,454
Depreciation	45,843	42,290	38,922

Total operating expenses	2,098,481	1,750,276	1,510,296

Operating income	432,654	386,574	308,994
Other expenses:
Interest expense	(63,652)	(46,866)	(42,167)
Other, net	(2,786)	(3,264)	(3,141)

Income before income taxes	366,216	336,444	263,686
Provision for income taxes	119,264	108,424	81,752

Net income	$246,952	$228,020	$181,934

Basic earnings per share	$2.33	$2.15	$1.74

Diluted earnings per share	$2.30	$2.12	$1.71

Weighted average common shares outstanding:
Basic shares	106,148	105,832	104,841

Diluted shares	107,443	107,580	106,608

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands, except share amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$86,980	$170,139
Marketable securities	4,230	10,842
Receivables, less allowance for possible losses	406,012	395,631
Inventories	349,509	301,679
Deferred income taxes	30,919	23,294
Other current assets	76,936	50,619

Total current assets	954,586	952,204
Property, plant and equipment, net	307,908	293,107
Goodwill	1,240,052	1,045,733
Other intangibles, net of accumulated amortization	441,785	312,349
Investments and other assets	111,211	142,307

Total assets	$3,055,542	$2,745,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$18,438	$236,005
Accounts payable	203,742	206,170
Income taxes payable	31,649	28,437
Accrued liabilities	193,684	170,138

Total current liabilities	447,513	640,750
Long-term debt	1,093,243	666,953
Deferred income taxes	144,941	116,568
Other long-term liabilities	82,073	80,722

Total liabilities	1,767,770	1,504,993

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 400,000,000 shares;
issued: 2008 — 110,188,937 shares; 2007 — 109,749,985 shares	1,102	1,097
Capital in excess of par value	203,000	174,450
Retained earnings	1,320,470	1,099,111
Accumulated other comprehensive (loss) income	(144,767)	5,370
Less: Treasury stock: 2008 — 3,461,541 shares; 2007 — 2,381,778 shares	(92,033)	(39,321)

Total stockholders’ equity	1,287,772	1,240,707

Total liabilities and stockholders’ equity	$3,055,542	$2,745,700

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Year Ended December 31,
	2008		2007		2006
	Comprehensive	Stockholders’	Comprehensive	Stockholders’	Comprehensive	Stockholders’
	Income	Equity	Income	Equity	Income	Equity

Capital Stock
Preferred Stock, $0.01 par value		$—		$—		$—

Common Stock, $0.01 par value
Balance at the beginning of the year		1,097		1,085		1,075
Shares issued		5		12		10

Balance at the end of the year		1,102		1,097		1,085

Capital in Excess of Par Value
Balance at the beginning of the year		174,450		134,001		107,086
Issuance of common stock under employee stock plans		3,474		15,455		9,768
Share-based compensation costs		20,186		15,530		12,441
Excess tax benefits from exercise of stock options		4,890		9,464		4,706

Balance at the end of the year		203,000		174,450		134,001

Retained Earnings
Balance at the beginning of the year		1,099,111		902,379		739,522
Adoption of FIN 48		—		(5,901)		—
Net income	$246,952	246,952	$228,020	228,020	$181,934	181,934

Cash dividends paid		(25,685)		(25,748)		(18,832)
Other		92		361		(245)

Balance at the end of the year		1,320,470		1,099,111		902,379

Accumulated Other Comprehensive (Loss) Income
Foreign currency translation:
Balance at the beginning of the year		7,331		(1,137)		(17,838)
Translation adjustments, net of tax of $-, $- and ($85) in 2008, 2007 and 2006, respectively	(46,784)		6,056		8,542
(Loss) gain on net investment hedges, net of tax benefit (expense) of $6,058, ($1,298) and ($1,374) in 2008, 2007 and 2006, respectively	(11,253)		2,412		8,159

	(58,037)	(58,037)	8,468	8,468	16,701	16,701

Balance at the end of the year		(50,706)		7,331		(1,137)

Defined benefit pension plans:
Balance at the beginning of the year		(3,040)		(33,213)		(3,380)
Adjustments during the year, net of tax of ($1,536)	—	—	—	—	2,852	2,852
Change in pension plans, net of tax benefit (expense) of $56,344 and ($14,141) in 2008 and 2007	(90,320)	(90,320)	30,173	30,173	—	—
Adoption of SFAS No. 158, net of tax of $17,179		—		—		(32,685)

Balance at the end of the year		(93,360)		(3,040)		(33,213)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the year		1,079		798		302
(Decrease) increase during the year, net of tax benefit (expense) of ($958), $151 and $430 in 2008, 2007 and 2006, respectively	(1,780)	(1,780)	281	281	496	496

Balance at the end of the year		(701)		1,079		798

Total other comprehensive (loss) income for the year	(150,137)		38,922		20,049

Total comprehensive income for the year	$96,815		$266,942		$201,983

Accumulated other comprehensive income (loss) at the end of the year		(144,767)		5,370		(33,552)

Treasury Stock
Balance at the beginning of the year		(39,321)		(37,241)		(17,247)
Issuance of common stock under employee stock plans		4,732		3,357		1,081
Purchase of treasury stock		(57,444)		(5,437)		(21,075)

Balance at the end of the year		(92,033)		(39,321)		(37,241)

Total Stockholders’ Equity		$1,287,772		$1,240,707		$966,672

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006

Cash provided by (used for):
Operating activities:
Net income	$246,952	$228,020	$181,934
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	63,261	52,665	45,929
Deferred income tax expense (benefit)	29,742	4,769	(524)
Share-based compensation expense	20,186	15,530	12,441
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	6,636	(26,944)	(26,042)
(Increase) decrease in inventories and other current assets	(35,180)	194	(6,225)
Increase in payables, accruals and income taxes	3,161	13,421	29,751
Decrease in other long-term liabilities	(1,907)	(7,153)	(1,819)
Pension contribution	(79,905)	(5,162)	(13,721)
Other	(5,681)	3,183	4,243

Total operating activities	247,265	278,523	225,967

Investing activities:
Additions to property, plant and equipment	(44,215)	(37,620)	(29,156)
Purchases of businesses, net of cash acquired	(463,012)	(300,569)	(177,639)
Decrease (increase) in marketable securities	6,323	(1,700)	(871)
Other	4,282	5,228	1,641

Total investing activities	(496,622)	(334,661)	(206,025)

Financing activities:
Net change in short-term borrowings	69,693	(162,589)	4,048
Additional long-term borrowings	430,000	370,000	29,507
Reduction in long-term borrowings	(232,835)	(26,553)	(18,186)
Repayment of life insurance policy loans	(21,394)	—	—
Repurchases of common stock	(57,444)	(5,437)	(21,075)
Cash dividends paid	(25,685)	(25,748)	(18,832)
Excess tax benefits from share-based payments	4,890	9,464	4,706
Proceeds from employee stock plans and other	6,238	14,961	9,878

Total financing activities	173,463	174,098	(9,954)

Effect of exchange rate changes on cash and cash equivalents	(7,265)	3,088	3,558

(Decrease) increase in cash and cash equivalents	(83,159)	121,048	13,546
Cash and cash equivalents:
Beginning of year	170,139	49,091	35,545

End of year	$86,980	$170,139	$49,091

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents, Securities and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2008 and 2007, all of the Company’s equity securities and fixed-income securities (primarily those of a captive insurance subsidiary) are classified as “available-for-sale,” although the Company may hold fixed-income securities until their maturity dates. Fixed-income securities generally mature within three years. The aggregate market value of equity and fixed-income securities at December 31, 2008 and 2007 was $11.9 million ($12.9 million amortized cost) and $17.9 million ($16.3 million amortized cost), respectively. The temporary unrealized gain or loss on such securities is recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity), and is not material. The Company had $0.2 million of other-than-temporary impairment losses in 2008 and no other-than-temporary impairment losses in 2007. Certain of the Company’s other investments, which are not significant, are also accounted for by the equity method of accounting as discussed above.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. The allowance for possible losses on receivables was $8.5 million and $6.4 million at December 31, 2008 and 2007, respectively. See Note 6.

Inventories

The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for 62% of its inventories at December 31, 2008. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 38% of the Company’s inventory at December 31, 2008. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was $30.8 million and $35.6 million at December 31, 2008 and 2007, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged to

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets. The range of lives for depreciable assets is generally three to 10 years for machinery and equipment, five to 27 years for leasehold improvements and 25 to 50 years for buildings.

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy, with respect to sales returns and allowances, generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for these sales incentives as a reduction of revenues when the sale is recognized in the income statement. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2008, 2007 and 2006, the accrual for future warranty obligations was $16.1 million, $14.4 million and $10.9 million, respectively. The Company’s expense for warranty obligations was $12.2 million in 2008, $11.3 million in 2007 and $7.6 million in 2006. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Research and Development

Company-funded research and development costs are charged to operations as incurred and were $57.5 million in 2008, $52.9 million in 2007 and $42.0 million in 2006.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales and were $34.0 million in 2008, $27.5 million in 2007 and $23.5 million in 2006.

Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding common stock options and restricted stock grants). The number of weighted average shares used in the calculation of basic earnings per share and diluted earnings per share were as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)

Weighted average shares
Basic shares	106,148	105,832	104,841
Stock option and awards plans	1,295	1,748	1,767

Diluted shares	107,443	107,580	106,608

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments and Foreign Currency Translation

Assets and liabilities of foreign operations are translated using exchange rates in effect at the balance sheet date and their results of operations are translated using average exchange rates for the year. Certain transactions of the Company and its subsidiaries are made in currencies other than their functional currency. Exchange gains and losses from those transactions are included in operating results for the year.

The Company makes infrequent use of derivative financial instruments. Forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases or export sales, thereby minimizing the Company’s exposure to raw material commodity price or foreign currency fluctuation. No forward contracts were outstanding at December 31, 2008. During 2008, the Company was party to certain commodity price forward contracts pertaining to raw materials, which were not significant. These forward contracts were acquired as a part of a 2008 acquisition. At December 31, 2007, the Company was party to certain foreign currency forward contracts, which were not significant. These forward contracts were acquired as a part of a 2007 acquisition. In instances where transactions are designated as hedges of an underlying item, the gains and losses on those transactions are included in accumulated other comprehensive income (“AOCI”) within stockholders’ equity to the extent they are effective as hedges. The Company has designated certain foreign-currency-denominated long-term debt as hedges of the net investment in certain foreign operations. These net investment hedges are the Company’s British-pound-denominated long-term debt and Euro-denominated long-term debt, pertaining to certain European acquisitions whose functional currencies are either the British pound or the Euro. These acquisitions were financed by foreign-currency-denominated borrowings under the Company’s revolving credit facility and all but 40 million British pounds ($58.4 million) at December 31, 2008 was subsequently refinanced with long-term private placement debt. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries on their respective dates of acquisition. Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), permits hedging the foreign currency exposure of a net investment in a foreign operation. In accordance with SFAS 133, on the respective dates of acquisition, the Company designated the British pound- and Euro-denominated loans referred to above as hedging instruments to offset foreign exchange gains or losses on the net investment in the acquired business due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation on the acquisition dates. As required by SFAS 133, any gain or loss on the hedging instrument following hedge designation (the debt), is reported in AOCI in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness. As of December 31, 2008 and 2007, all net investment hedges were effective. At December 31, 2008, the translation losses on the net carrying value of the foreign-currency-denominated investments exceeded the translation gains on the carrying value of the underlying debt and the difference is included in AOCI. At December 31, 2007, the translation gains on the net carrying value of the foreign-currency-denominated investments exceeded the translation losses on the carrying value of the underlying debt and the difference is included in AOCI. An evaluation of hedge effectiveness is performed by the Company on an ongoing basis and any changes in the hedge are made as appropriate.

At December 31, 2008 and 2007, the Company had $189.7 million and $178.8 million, respectively, of British pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2008, 2004 and 2003. At December 31, 2008 and 2007, the Company had $69.8 million and $73.0 million, respectively, of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British pound- and Euro-denominated loans being designated and effective as net investment hedges, $55.6 million of currency gains and $9.6 million of currency losses have been included in the foreign currency translation component of other comprehensive income at December 31, 2008 and 2007, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company accounts for share-based payments in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). Accordingly, the Company expenses the fair value of awards made under its share-based plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. See Note 9.

Goodwill and Other Intangible Assets

The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, purchased goodwill and intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually.

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents are being amortized over useful lives of four to 20 years. Customer relationships are being amortized over a period of two to 20 years. Miscellaneous other intangible assets are being amortized over a period of 13 to 20 years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets.

In order to test goodwill and intangible assets with indefinite lives for impairment under SFAS 142, a determination of the fair value of the Company’s reporting units and its other intangible assets with indefinite lives is required and is based upon, among other things, estimates of future operating performance. Changes in market conditions, among other factors, may have an impact on these estimates. The Company completed its required annual impairment tests in the fourth quarter of 2008, 2007 and 2006 and determined that the carrying values of goodwill and other intangible assets with indefinite lives were not impaired.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $4.7 million increase in liabilities associated with unrecognized tax benefits, including interest and penalties of $2.4 million, a decrease of $1.2 million in goodwill related to a previous business combination and a $5.9 million charge to the January 1, 2007, opening balance of retained earnings. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense.

The Company’s annual provision for income taxes and determination of the related balance sheet accounts requires management to assess uncertainties, make judgments regarding outcomes and utilize estimates. The Company conducts a broad range of operations around the world and is therefore subject to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes and potential litigation, the outcome of which is uncertain. Management must make judgments currently about such uncertainties and determine estimates of the Company’s tax assets and liabilities. To the extent the final outcome differs, future adjustments to the Company’s tax assets and liabilities may be necessary.

The Company also is required to assess the realizability of its deferred tax assets, taking into consideration the Company’s forecast of future taxable income, available net operating loss carryforwards and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

2.	Recently Issued Financial Accounting Standards

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides a one year deferral of the effective date of SFAS 157 for fair value measurements of nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value on a non-recurring basis (at least annually). The deferral applies to fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to the valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

At December 31, 2008, $0.3 million of the Company’s cash and cash equivalents and $4.2 million of marketable securities are valued as level 1 investments. The Company held $8.5 million valued as level 2 investments in the investments and other assets line of the consolidated balance sheet. For the year ended December 31, 2008, gains and losses on the investments noted above were not material.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). This statement significantly changes the financial accounting and reporting of business combination transactions in the Company’s consolidated financial statements. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. Upon adoption, SFAS 141R will not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, SFAS 141R may significantly impact the Company’s consolidated results of operations, financial position or cash flows when compared to acquisitions accounted for under existing U.S. GAAP and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of deal costs and restructuring costs of acquired companies.

In November 2008, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 clarifies how to account for acquired defensive intangible assets subsequent to initial measurement under SFAS 141R that the Company does not intend to actively use but does intend to hold to prevent others from obtaining access to the asset. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, along with SFAS 141R. The Company has evaluated EITF 08-7 and does not expect the adoption of EITF 08-7 to have a material impact on its consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 significantly changes the accounting for and reporting of noncontrolling (minority) interests in the Company’s consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. The Company does not expect the adoption of SFAS 160 to have an impact on its consolidated results of operations, financial position or cash flows.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. GAAP. FSP FAS 142-3 applies to all intangible assets and is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has evaluated FSP FAS 142-3 and does not expect the adoption of FSP FAS 142-3 to have a material impact on its consolidated results of operations, financial position or cash flows.

3.   Fourth Quarter of 2008 Restructuring Charges and Asset Write-Downs

During the fourth quarter of 2008, the Company recorded pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.25 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in Selling, general and administrative expenses. The restructuring charges and asset write-downs were reported in segment operating income as follows: $20.4 million in EIG, $19.4 million in EMG and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company in 2008 as part of cost reduction initiatives to be broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs resulted from the consolidation of manufacturing facilities, the migration of production to low cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain for the Company’s businesses. The Company recorded pre-tax charges of $30.1 million for severance costs for slightly more than 10% of the Company’s workforce. The Company also recorded pre-tax charges of $1.5 million for lease termination costs associated with the closure of certain facilities in 2009. Substantially all of the payments for employee severance and lease termination costs are expected to made in 2009.

The following table provides a rollforward of the accruals established in the fourth quarter of 2008 for restructuring charges and asset write-downs:

	Restructuring
		Facility	Asset
	Severance	Closures	Write-Downs	Total
	(In millions)

Restructuring accruals at December 31, 2007	$—	$—	$—	$—
Pre-tax charges	30.1	2.5	7.4	40.0
Utilization	—	(1.0)	(7.4)	(8.4)

Restructuring accruals at December 31, 2008	$30.1	$1.5	$—	$31.6

The fourth quarter of 2008 severance charge was recorded in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (“SFAS 112”). SFAS 112 is applicable to all types of postemployment benefits, which constitute an ongoing benefit arrangement, including, but not limited to, salary continuation, supplemental unemployment benefits, severance benefits, job training, counseling and continuation of benefits such as health care benefits and life insurance coverage. Under SFAS 112, costs associated with such ongoing benefit arrangements are recorded no later than the period when it becomes probable that the costs will be incurred and the costs are reasonably estimable.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions

The Company spent a total of approximately $463.0 million in cash, net of cash acquired, for six acquisitions and one small technology line in 2008. The acquisitions include Drake Air (“Drake”) and Motion Control Group (“MCG”) in February 2008, Reading Alloys in April 2008, Vision Research, Inc. in June 2008, the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”) in August 2008 and Muirhead Aerospace Limited (“Muirhead”) in November 2008. Drake is a provider of heat-transfer repair services to the commercial aerospace industry and further expands the Company’s presence in the global aerospace maintenance, repair and overhaul (“MRO”) services industry. MCG is a leading global manufacturer of highly customized motors and motion control solutions for the medical, life sciences, industrial automation, semiconductor and aviation markets. MCG enhances the Company’s capability in providing precision motion technology solutions. Reading Alloys is a global leader in specialty titanium master alloys and highly engineered metal powders used in the aerospace, medical implant, military and electronics markets. Vision Research is a leading manufacturer of high-speed digital imaging systems used for motion capture and analysis in numerous test and measurement applications. Xantrex Programmable is a leader in alternating current and direct current programmable power supplies used to test electrical and electronic products. Muirhead is a leading manufacturer of motion technology products and a provider of avionics repair and overhaul services for the aerospace and defense markets. Drake, MCG, Reading Alloys and Muirhead are part of the Company’s Electromechanical Group (“EMG”) and Vision Research and Xantrex Programmable are part of the Company’s Electronic Instruments Group (“EIG”). The six businesses acquired have annualized sales of approximately $290 million.

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

The following table represents the tentative allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value:

(In millions)

Property, plant and equipment	$26.2
Goodwill	271.1
Other intangible assets	136.7
Net working capital and other	29.0

Total purchase price	$463.0

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: The Drake acquisition further expands the Company’s position in the third-party aerospace MRO market. The MCG acquisition is a strategic fit with the Company’s highly differentiated technical motors business, sharing common markets, customers, distribution channels and motor platforms. The Reading Alloys acquisition expands the Company’s position in customized titanium products, adding to its capabilities in strip and foil products used in medical devices, electronic components and aerospace instruments. In addition, Reading Alloys’ metal powder production techniques complement the Company’s existing gas and water atomization capabilities. The Vision Research acquisition provides opportunities for growth in high-speed digital imaging and serves a number of the Company’s markets, including aerospace and defense, general industrial, and research and development. The Xantrex Programmable acquisition significantly expands the Company’s position in the niche market for programmable power sources and provides the Company with further opportunities for growth in the electronic test and measurement equipment market. The Muirhead acquisition expands the Company’s penetration in motion control products for the aerospace and defense markets, including actuators and other specialized linear motors, complementing our existing technical motor capabilities. No goodwill recorded as a part of the 2008 acquisitions will be deductible in future years for tax purposes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is in the process of conducting third-party valuations of certain tangible and intangible assets acquired, as well as finalizing restructuring plans for certain acquisitions. Adjustments to the allocation of purchase price will be recorded when this information is finalized. Therefore, the allocation of the purchase price is subject to revision.

The valuations for the $136.7 million preliminarily assigned to other intangible assets, related to the 2008 acquisitions, currently are being finalized by third-party appraisers. In connection with the finalization of the 2007 acquisitions, $109.1 million was assigned to intangible assets, which consisted primarily of patents, technology, customer relationships and trade names with estimated lives ranging from six to 20 years.

In 2007, the Company spent $300.6 million in cash, net of cash acquired, for seven acquisitions and one small technology line. The acquisitions include Seacon Phoenix, subsequently renamed AMETEK SCP, Inc. (“SCP”), in April 2007, Advanced Industries, Inc. (“Advanced”), B&S Aircraft Parts and Accessories (“B&S”) and Hamilton Precision Metals (“Hamilton”) in June 2007, Cameca SAS (“Cameca”) in August 2007, the Repair & Overhaul Division of Umeco plc (“Umeco R&O”) in November 2007 and California Instruments Corporation (“California Instruments”) in December 2007. SCP provides undersea electrical interconnect subsystems to the global submarine market. Advanced manufactures starter generators, brush and brushless motors, vane-axial centrifugal blowers for cabin ventilation and linear actuators for the business jet, light jet and helicopter markets. B&S provides third-party MRO services, primarily for starter generators and hydraulic and fuel system components, for a variety of business aircraft and helicopter applications. Hamilton produces highly differentiated niche specialty metals used in medical implant devices and surgical instruments, electronic components and measurement devices for aerospace and other industrial markets. Cameca is a manufacturer of high-end elemental analysis systems used in advanced laboratory research, semiconductor and nanotechnology applications. Umeco R&O provides third-party MRO services for a variety of helicopters and commercial and regional aircraft throughout Europe. California Instruments is a leader in the niche market for programmable alternating current (“AC”) power sources used to test electrical and electronic products, with an especially strong position in the high-power segment. Advanced, B&S, Cameca and California Instruments are part of EIG and SCP, Hamilton and Umeco R&O are part of EMG.

Had the 2008 acquisitions been made at the beginning of 2008, unaudited pro forma net sales, net income and diluted earnings per share for the year ended December 31, 2008 would not have been materially different than the amounts reported.

Had the 2008 acquisitions and the 2007 acquisitions been made at the beginning of 2007, unaudited pro forma net sales, net income and diluted earnings per share would have been as follows:

Year Ended December 31, 2007
(In millions, except per share amount)

Net sales	$2,571.0
Net income	$245.7
Diluted earnings per share	$2.28

Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2007.

In 2006, the Company spent $177.6 million, net of cash acquired, for five new businesses and two small technology lines. The businesses acquired included Pulsar Technologies, Inc. (“Pulsar”) in February 2006, PennEngineering Motion Technologies, Inc. (“Pittman”) in May 2006, Land Instruments International Limited (“Land Instruments”) in June 2006, Precitech in November 2006 and Southern Aeroparts, Inc. (“SAI”) in December 2006. Pulsar is a leading designer and manufacturer of specialized communications equipment for the electric utility market. Pittman is a leading designer and manufacturer of highly engineered motors. Land Instruments is a global supplier of high-end analytical instrumentation. Precitech is a leading manufacturer of ultraprecision machining systems for a variety of markets, including nanotechnology, military, defense and ophthalmic. SAI is a provider of third-party

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintenance, repair and overhaul services to the commercial aerospace industry. Pittman and SAI are part of EMG and Pulsar, Land Instruments and Precitech are part of EIG.

Acquisitions Subsequent to Year End

On January 20, 2009, the Company announced the acquisition of High Standard Aviation, a provider of electrical and electromechanical, hydraulic and pneumatic repair services to the aerospace industry. High Standard Aviation broadens the global footprint of AMETEK’s aerospace MRO business. High Standard Aviation, with annual sales of approximately $31 million, will be part of AMETEK’s Electromechanical Group.

5.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)

Balance at December 31, 2006	$531.7	$349.7	$881.4
Goodwill acquired during the year	84.2	86.3	170.5
Purchase price allocation adjustments and other*	(9.2)	(12.8)	(22.0)
Foreign currency translation adjustments	15.3	0.5	15.8

Balance at December 31, 2007	622.0	423.7	1,045.7

Goodwill acquired during the year	164.6	106.5	271.1
Purchase price allocation adjustments and other*	(4.1)	(2.0)	(6.1)
Foreign currency translation adjustments	(45.3)	(25.3)	(70.6)

Balance at December 31, 2008	$737.2	$502.9	$1,240.1

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain preliminary allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets were as follows at December 31:

	2008	2007
	(In thousands)

Definite-lived intangible assets (subject to amortization):
Patents	$51,021	$37,037
Purchased technology	69,041	34,865
Customer lists	203,335	118,047
Other acquired intangibles	38,441	55,053

	361,838	245,002

Accumulated amortization:
Patents	(25,250)	(24,220)
Purchased technology	(22,870)	(21,717)
Customer lists	(23,331)	(12,361)
Other acquired intangibles	(26,468)	(26,605)

	(97,919)	(84,903)

Net intangible assets subject to amortization	263,919	160,099
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	177,866	152,250

	$441,785	$312,349

Amortization expense was $17.5 million, $10.4 million and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense for each of the next five years is expected to approximate $20.8 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Consolidated Balance Sheet Information

	December 31,
	2008	2007
	(In thousands)

INVENTORIES
Finished goods and parts	$66,416	$52,206
Work in process	81,282	86,858
Raw materials and purchased parts	201,811	162,615

	$349,509	$301,679

PROPERTY, PLANT AND EQUIPMENT
Land	$27,342	$28,720
Buildings	199,696	195,888
Machinery and equipment	612,474	592,950

	839,512	817,558
Less: Accumulated depreciation	(531,604)	(524,451)

	$307,908	$293,107

ACCRUED LIABILITIES
Accrued employee compensation and benefits	$59,915	$56,171
Severance and lease termination accruals	46,863	17,606
Other	86,906	96,361

	$193,684	$170,138

	2008	2007	2006
	(In thousands)

ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at the beginning of the year	$6,393	$7,387	$7,581
Additions charged to expense	5,648	663	1,511
Recoveries credited to allowance	10	22	182
Write-offs	(2,878)	(2,122)	(501)
Currency translation adjustments and other	(684)	443	(1,386)

Balance at the end of the year	$8,489	$6,393	$7,387

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Debt

Long-term debt consisted of the following at December 31:

	2008	2007
	(In thousands)

U.S. dollar 7.20% senior notes due July 2008	$—	$225,000
U.S. dollar 6.59% senior notes due September 2015	90,000	—
U.S. dollar 6.69% senior notes due December 2015	35,000	—
U.S. dollar 6.20% senior notes due December 2017	270,000	270,000
U.S. dollar 6.35% senior notes due July 2018	80,000	—
U.S. dollar 7.08% senior notes due September 2018	160,000	—
U.S. dollar 7.18% senior notes due December 2018	65,000	—
U.S. dollar 6.30% senior notes due December 2019	100,000	100,000
British pound 5.96% senior note due September 2010	72,960	99,340
British pound floating-rate term note due through December 2010 (3.52% at December 31, 2008)	16,416	24,339
Euro 3.94% senior note due August 2015	69,842	72,993
British pound 5.99% senior note due November 2016	58,369	79,480
Revolving credit loan	65,569	—
Other, principally foreign	28,525	31,806

Total debt	1,111,681	902,958
Less: Current portion	(18,438)	(236,005)

Total long-term debt	$1,093,243	$666,953

Maturities of long-term debt outstanding at December 31, 2008 were as follows: $89.9 million in 2010; $1.4 million in 2011; $61.3 million in 2012; $1.9 million in 2013; $1.2 million in 2014; and $937.6 million in 2015 and thereafter.

In July 2008, the Company repaid the $225 million 7.20% senior notes due July 2008 using the proceeds from borrowings under its existing revolving credit facility.

In the third quarter of 2008, the Company completed a private placement agreement to sell $350 million in senior notes to a group of institutional investors. There were two funding dates for the senior notes. The first funding occurred in September 2008 for $250 million, consisting of $90 million in aggregate principal amount of 6.59% senior notes due September 2015 and $160 million in aggregate principal amount of 7.08% senior notes due September 2018. The second funding date occurred in December 2008 for $100 million, consisting of $35 million in aggregate principal amount of 6.69% senior notes due December 2015 and $65 million in aggregate principal amount of 7.18% senior notes due December 2018. The senior notes carry a weighted average interest rate of 6.93%. The proceeds from the senior notes were used to pay down a portion of the Company’s revolving credit facility.

In the third quarter of 2007, the Company completed a private placement agreement to sell $450 million in senior notes to a group of institutional investors. There were two funding dates for the senior notes. The first funding occurred in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% senior notes due December 2019. The second funding occurred in July 2008 for $80 million in aggregate principal amount of 6.35% senior notes due July 2018. The notes carry a weighted average interest rate of 6.25%. The proceeds from the first funding of the notes were used to pay down the Company’s revolving credit facility, which included a foreign

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion related to the 2007 acquisition of Cameca and the 2006 acquisition of Land Instruments, as well as borrowings outstanding under the Company’s accounts receivable securitization program. Additionally, the proceeds from the private placement were used to purchase California Instruments in December 2007. The proceeds from the second funding of the notes were used to pay down a portion of the Company’s revolving credit facility.

At December 31, 2008, the Company has an outstanding 11.3 million British pound ($16.4 million at December 31, 2008) 3.52% (London Interbank Offered Rate (“LIBOR”) plus 0.69%) floating-rate term loan with annual installment payments due through December 2010. In September 2005, the Company issued a 50 million Euro ($69.8 million at December 31, 2008) 3.94% senior note due August 2015. In November 2004, the Company issued a 40 million British pound ($58.4 million at December 31, 2008) 5.99% senior note due in November 2016. In September 2003, the Company issued a 50 million British pound ($73.0 million at December 31, 2008) 5.96% senior note due in September 2010.

The Company has an accounts receivable securitization facility agreement with a wholly owned, special-purpose subsidiary and the special-purpose subsidiary has a receivables sale agreement with a bank, whereby it can sell to a third party up to $100.0 million of its trade accounts receivable on a revolving basis. The securitization facility is a financing vehicle utilized by the Company because it can offer attractive rates relative to other financing sources. When borrowings are outstanding under the facility, all securitized accounts receivable and related debt are reflected on the Company’s consolidated balance sheet.

The special-purpose subsidiary is the servicer of the accounts receivable under the securitization facility. The accounts receivable securitization facility was amended and restated in May 2008, extending the expiration date from May 2008 to May 2009, and bringing the borrowing capacity to $100 million, from $110 million previously. The Company intends to renew the securitization facility on an annual basis. Interest rates on amounts drawn down are based on prevailing market rates for short-term commercial paper plus a program fee. The Company also pays a commitment fee on any unused commitments under the securitization facility. The Company’s accounts receivable securitization is accounted for as a secured borrowing under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

At December 31, 2008 and 2007, the Company had no borrowings outstanding on the accounts receivable securitization. Interest expense under this facility is not significant. The weighted average interest rate when borrowings were outstanding under the accounts receivable securitization during 2008 and 2007 was 3.6% and 5.7%, respectively.

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

The revolving credit facility places certain restrictions on allowable additional indebtedness. At December 31, 2008, the Company had available borrowing capacity of $468.9 million under its $550 million revolving bank credit facility, which includes an accordion feature allowing $100 million of additional borrowing capacity.

Interest rates on outstanding loans under the revolving credit facility are at the applicable LIBOR rate plus a negotiated spread, or at the U.S. prime rate. At December 31, 2008, the Company had $65.6 million borrowings outstanding under the revolving credit facility, of which $58.4 million related to 40 million of British pounds borrowings under the revolver. At December 31, 2007, the Company had no borrowings outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2008 and 2007 was 2.81% and 5.82%, respectively. The Company had outstanding letters of credit totaling $15.5 million and $24.7 million at December 31, 2008 and 2007, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The private placement, the floating-rate term loan, the senior notes, the revolving credit facility and the accounts receivable securitization are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $51.0 million at December 31, 2008. Foreign subsidiaries had debt outstanding at December 31, 2008 totaling $44.9 million, including $33.7 million reported in long-term debt.

The weighted average interest rate on total debt outstanding at December 31, 2008 and 2007 was 6.2% and 6.3%, respectively.

8.	Stockholders’ Equity

On both January 24, 2008 and July 23, 2008, the Board of Directors authorized increases of $50 million for the repurchase of common stock for a total of $100 million in 2008. These increases were added to the $25.9 million that remained available at December 31, 2007 from an existing $50 million authorization approved in March 2003. In 2008, the Company repurchased approximately 1,263,000 shares of common stock for $57.4 million in cash under its current share repurchase authorization. In 2007, the Company used cash of $5.4 million for the repurchase of approximately 144,000 shares of common stock. At December 31, 2008, $68.5 million of the current share repurchase authorization remained available. At December 31, 2008, the Company held 3.5 million shares in its treasury at a cost of $92.0 million, compared with 2.4 million shares at a cost of $39.3 million at December 31, 2007. The number of shares outstanding at December 31, 2008 was 106.7 million shares, compared with 107.4 million shares at December 31, 2007.

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

Under the terms of the Company’s stockholder-approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. In 2007, the Board of Directors and the Company’s stockholders approved the 2007 Omnibus Incentive Compensation Plan, which permits the issuance of up to 3.5 million shares of Company common stock. Employee and non-employee director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant, and restricted stock awards generally have a four-year cliff vesting. Options primarily have a maximum contractual term of seven years. At December 31, 2008, 8.0 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 4.0 million shares for stock options outstanding.

The Company issues previously unissued shares when options are exercised and shares are issued from treasury stock upon the award of restricted stock.

The Company follows the provisions of SFAS 123R. SFAS 123R requires companies to measure and record compensation expense related to all stock awards by recognizing the grant date fair value of the awards over their requisite service periods in the financial statements. For grants under any of the Company’s plans that are subject to graded vesting over a service period, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the years indicated:

	2008	2007	2006

Expected stock volatility	18.4%	22.4%	24.4%
Expected life of the options (years)	4.7	4.7	4.8
Risk-free interest rate	2.60%	4.53%	4.71%
Expected dividend yield	0.49%	0.66%	0.50%
Black-Scholes-Merton fair value per option granted	$9.58	$9.58	$9.55

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

Total share-based compensation expense recognized under SFAS 123R was as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)

Stock option expense	$6,300	$5,884	$5,541
Restricted stock expense	13,886	9,646	6,900

Total pre-tax expense	20,186	15,530	12,441
Related tax benefit	(3,990)	(4,180)	(3,116)

Reduction of net income	$16,196	$11,350	$9,325

Reduction of earnings per share:
Basic	$0.15	$0.11	$0.09

Diluted	$0.15	$0.11	$0.09

Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In millions)

Outstanding at the beginning of the year	3,806	$23.05
Granted	713	48.60
Exercised	(439)	17.57
Forfeited	(45)	36.30

Outstanding at the end of the year	4,035	$28.01	3.6	$27.6

Exercisable at the end of the year	2,423	$19.80	2.4	$26.9

The aggregate intrinsic value of options exercised during 2008, 2007 and 2006 was $13.3 million, $32.2 million and $17.6 million, respectively. The total fair value of the stock options vested during 2008, 2007 and 2006 was $5.6 million, $5.7 million and $5.7 million, respectively.

The following is a summary of the status of the Company’s nonvested options outstanding for the year ended December 31, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Nonvested options outstanding at the beginning of the year	1,678	$8.37
Granted	713	9.58
Vested	(734)	7.57
Forfeited	(45)	6.97

Nonvested options outstanding at the end of the year	1,612	$9.39

Expected future pre-tax compensation expense relating to the 1.6 million nonvested options outstanding as of December 31, 2008 is $10.2 million, which is expected to be recognized over a weighted average period of approximately two years.

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

Restricted stock awards are subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On May 19, 2008, the April 27, 2005 grant of 706,605 shares of restricted stock vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $7.8 million ($7.3 million net after-tax charge) for the year ended December 31, 2008. On February 20, 2007, July 9, 2007 and October 2, 2007, an aggregate of 472,612 shares of restricted stock vested under this accelerated vesting provision. The charge to income due to the accelerated vesting of these shares did not have a material impact on the Company’s earnings for the year ended December 31, 2007.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the status of the Company’s nonvested restricted stock outstanding for the year ended December 31, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Nonvested restricted stock outstanding at the beginning of the year	1,133	$28.77
Granted	204	48.38
Vested	(710)	25.09
Forfeited	(19)	38.65

Nonvested restricted stock outstanding at the end of the year	608	$39.34

The total fair value of the restricted stock that vested during 2008 was $17.8 million and 2007 and 2006 were not material. The weighted average fair value of restricted stock granted per share during 2008 and 2007 was $48.38 and $36.89, respectively. Expected future pre-tax compensation expense related to the 0.6 million nonvested restricted shares outstanding as of December 31, 2008 is $14.5 million, which is expected to be recognized over a weighted average period of approximately three years.

Under a Supplemental Executive Retirement Plan (“SERP”) in 2008, the Company reserved 27,154 shares of common stock. Reductions for retirements and terminations were 137 shares in 2008. The total number of shares of common stock reserved under the SERP was 282,132 as of December 31, 2008. Charges to expense under the SERP are not significant in amount and are considered pension expense with the offsetting credit reflected in capital in excess of par value.

10.	Leases and Other Commitments

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2008 (principally for production and administrative facilities and equipment) amounted to $74.1 million, consisting of payments of $15.3 million in 2009, $11.8 million in 2010, $8.1 million in 2011, $6.7 million in 2012, $4.6 million in 2013 and $27.6 million thereafter. Rental expense was $22.7 million in 2008, $19.1 million in 2007 and $15.2 million in 2006. The leases expire over a range of years from 2009 to 2082, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.

The Company acquired a capital lease obligation in 2007 for land and a building. The lease has a term of 12 years, which began July 2006, and is payable quarterly. Property, plant and equipment as of December 31, 2008 includes a building of $13.5 million, net of $1.6 million of accumulated depreciation and land of $2.1 million related to this capital lease. Amortization of the leased assets of $0.7 million is included in 2008 depreciation expense. Future minimum lease payments are estimated to be $0.9 million in each of the years 2009 through 2013 and $10.0 million thereafter, for total minimum lease payments of $14.5 million, net of interest.

As of December 31, 2008 and 2007, the Company had $219.9 million and $189.2 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)

Income before income taxes:
Domestic	$260,464	$244,550	$197,718
Foreign	105,752	91,894	65,968

Total	$366,216	$336,444	$263,686

Provision for income taxes:
Current:
Federal	$52,581	$66,386	$49,571
Foreign	29,889	28,929	26,632
State	7,052	8,340	6,073

Total current	89,522	103,655	82,276

Deferred:
Federal	28,920	4,751	(705)
Foreign	(1,378)	(2,036)	(259)
State	2,200	2,054	440

Total deferred	29,742	4,769	(524)

Total provision	$119,264	$108,424	$81,752

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred tax (asset) liability were as follows at December 31:

	2008	2007
	(In thousands)

Current deferred tax (asset) liability:
Reserves not currently deductible	$(20,885)	$(19,056)
Share-based compensation	(1,984)	(1,223)
Net operating loss carryforwards	(1,107)	(107)
Foreign tax credit carryforwards	(3,360)	(3,106)
Other	(3,583)	198

Net current deferred tax asset	$(30,919)	$(23,294)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	$24,442	$18,802
Reserves not currently deductible	(17,815)	(18,066)
Pensions	7,454	24,505
Differences in basis of intangible assets and accelerated amortization	136,417	91,508
Net operating loss carryforwards	(11,950)	(4,917)
Share-based compensation	(9,084)	(4,182)
Other	4,268	4,383

	133,732	112,033
Less: Valuation allowance	11,209	4,535

Net noncurrent deferred tax liability	144,941	116,568

Net deferred tax liability	$114,022	$93,274

The Company’s effective tax rate of the provision for income taxes reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2008	2007	2006

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.5	1.9	1.6
Tax benefits from qualified export sales	—	—	(2.6)
Foreign operations, net*	(3.0)	(4.6)	(0.5)
Change in valuation allowance	—	—	(2.0)
Other	(0.9)	(0.1)	(0.5)

Consolidated effective tax rate	32.6%	32.2%	31.0%

*	Includes the effects of statutory tax rate reductions in Italy, the United Kingdom and Germany during 2007.

As of December 31, 2008, the Company had no provision for U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries, which total approximately $295 million. If the Company were to distribute those earnings to the United States, the Company would be subject to U.S. income taxes based on the excess of the U.S. statutory rate over statutory rates in the foreign jurisdiction and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, the Company had tax benefits of $13.1 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $9.2 million for federal income tax purposes with a valuation allowance of $8.4 million, $2.7 million for state income tax purposes with a valuation allowance of $1.6 million, and $1.2 million for foreign locations with a full valuation allowance. These net operating loss carryforwards, if not used, will expire between 2010 and 2031. As of December 31, 2008, the Company had $3.4 million of U.S. foreign tax credit carryforwards.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for net operating loss carryforwards. In 2008, the Company recorded a net reduction in goodwill of $0.7 million related to the utilization of net operating loss carryforwards. The increase of $6.7 million in the valuation allowance primarily relates to the impact of acquired net operating losses.

As disclosed in Note 1, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the adoption of FIN 48, the Company recorded a $4.7 million increase in liabilities associated with unrecognized tax benefits, including interest and penalties of $2.4 million, a decrease of $1.2 million in goodwill related to a previous business combination and a $5.9 million charge to the January 1, 2007, opening balance of retained earnings.

At December 31, 2008, the Company had gross unrecognized tax benefits of $18.6 million, all of which would impact the effective tax rate if recognized. At December 31, 2007, the Company had gross unrecognized tax benefits of $22.7 million, of which $21.6 million, if recognized, would impact the effective tax rate.

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. At December 31, 2008 and 2007, the Company reported $2.3 million and $3.0 million, respectively, in the aggregate related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2008 and 2007, the Company recognized $0.8 million of income and $1.5 million of expense, respectively, of interest and penalties in the income statement.

The most significant tax jurisdiction for the Company is the United States. The Company files income tax returns in various state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. In 2008, the Internal Revenue Service (“IRS”) completed the audit of the Company’s U.S. income tax returns for 1999-2004 and is currently examining the Company’s U.S. income tax returns for 2005-2007. We are also under exam in Germany for 2004-2006. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods. Tax years in certain state and foreign jurisdictions remain subject to examination; however the uncertain tax positions related to these jurisdictions are not considered material. In addition to the IRS and German audits, the Company is also pursuing voluntary disclosure agreements (“VDAs”) related to state tax issues which, if settled, could have a material impact on tax expense during 2009. Unrecognized tax benefits in total related to the audits and VDAs is $10.6 million at December 31, 2008. There can be no assurance that any portion of the unrecognized tax benefits will be favorably resolved.

During 2008, the Company added $11.6 million of tax, interest and penalties related to 2008 activity for identified uncertain tax positions and reversed $16.5 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2007, the Company added $1.9 million of tax, interest and penalties related to 2007 activity for identified uncertain tax positions and reversed $3.9 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2008	2007
	(In millions)

Balance at the beginning of the year	$22.7	$24.9
Additions for tax positions related to the current year	0.9	1.3
Additions for tax positions of prior years	10.1	—
Reductions for tax positions of prior years	(4.2)	(3.2)
Reductions related to settlements with taxing authorities	(10.8)	—
Reductions due to statute expirations	(0.1)	(0.3)

Balance at the end of the year	$18.6	$22.7

The additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain foreign activities and for acquired businesses, while the reductions above reflect the favorable agreement in the European Union related to deductible interest expense and the settlement of an IRS audit. The net decrease in uncertain tax positions for the year ending December 31, 2008 resulted in a decrease to income tax expense of $12 million.

12.	Retirement Plans and Other Postretirement Benefits

Retirement and Pension Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make cash contributions of approximately $19 million to $24 million to its worldwide defined benefit pension plans in 2009.

The Company uses a measurement date of December 31 (its fiscal year end) for its U.S. and foreign defined benefit pension plans as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). Prior to 2008, the Company used an October 1 measurement date for its three United Kingdom-based defined benefit pension plans. The effect of the elimination of the early measurement date for the three United Kingdom-based defined benefit pension plans was not significant. The recognition and disclosure requirements of SFAS 158 were adopted in 2006.

The Company sponsors a 401(k) retirement and savings plan for eligible U.S. employees. Participants in the savings plan may contribute a portion of their compensation on a before-tax basis. The Company matches employee contributions on a dollar-for-dollar basis up to six percent of eligible compensation or a maximum of $1,200 per participant.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has a defined contribution retirement plan for certain of its U.S. acquired businesses for the benefit of eligible employees. Company contributions are made for each participant up to a specified percentage, not to exceed six percent of the participant’s base compensation.

The Company has nonqualified unfunded retirement plans for its Directors and certain retired employees. It also provides supplemental retirement benefits, through contractual arrangements and/or a SERP covering certain current and former executives of the Company. These supplemental benefits are designed to compensate the executive for retirement benefits that would have been provided under the Company’s primary retirement plan, except for statutory limitations on compensation that must be taken into account under those plans. The projected benefit obligations of the SERP and the contracts will primarily be funded by a grant of shares of the Company’s common stock upon retirement or termination of the executive. The Company is providing for these obligations by charges to earnings over the applicable periods.

The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:

U.S. Defined Benefit Pension Plans:

	2008	2007
	(In thousands)

Change in projected benefit obligation (“PBO”):
Net projected benefit obligation at the beginning of the year	$356,107	$363,941
Service cost	3,783	4,052
Interest cost	21,724	21,119
Acquisitions	—	1,567
Actuarial (gains) losses	(10,459)	(12,208)
Gross benefits paid	(22,793)	(22,364)
Plan amendments and other	113	—

Net projected benefit obligation at the end of the year	$348,475	$356,107

Change in plan assets:
Fair value of plan assets at the beginning of the year	$418,317	$396,333
Actual return on plan assets	(111,558)	42,414
Acquisitions	—	1,450
Employer contributions	70,885	484
Gross benefits paid	(22,793)	(22,364)

Fair value of plan assets at the end of the year	$354,851	$418,317

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Defined Benefit Pension Plans:

	2008	2007
	(In thousands)

Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$129,044	$131,160
Service cost	2,044	2,875
Interest cost	6,825	6,631
Acquisitions	—	1,199
Foreign currency translation adjustment	(40,004)	6,357
Employee contributions	600	910
Actuarial (gains) losses	(17,201)	(17,296)
Gross benefits paid	(3,682)	(2,792)
Effect of elimination of early measurement date	1,309	—
Other	9,231	—

Net projected benefit obligation at the end of the year	$88,166	$129,044

Change in plan assets:
Fair value of plan assets at the beginning of the year	$125,213	$103,433
Actual return on plan assets	(20,126)	13,006
Acquisitions	—	929
Employer contributions	9,021	4,873
Employee contributions	600	910
Foreign currency translation adjustment	(38,633)	4,854
Gross benefits paid	(3,682)	(2,792)
Effect of elimination of early measurement date	3,193	—
Other	9,231	—

Fair value of plan assets at the end of the year	$84,817	$125,213

The amounts included in the Effect of elimination of early measurement date in the preceding tables reflect the impact of the change in measurement date for the three United Kingdom-based defined benefit pension plans.

The accumulated benefit obligation (“ABO”) consisted of the following at December 31:

U.S. Defined Benefit Pension Plans:

	2008	2007
	(In thousands)

Funded plans	$333,468	$339,488
Unfunded plans	4,746	4,851

Total	$338,214	$344,339

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Defined Benefit Pension Plans:

	2008	2007
	(In thousands)

Funded plans	$80,149	$124,386
Unfunded plans	1,179	1,188

Total	$81,328	$125,574

Weighted average assumptions used to determine benefit obligations at December 31:

	2008	2007

U.S. Defined Benefit Pension Plans:

Discount rate	6.50%	6.25%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:

Discount rate	6.09%	5.89%
Rate of compensation increase (where applicable)	2.98%	3.86%

For the Company’s U.S. defined benefit pension plans, the asset allocation percentages at December 31, 2008 and 2007 and the target allocation percentages for 2009, by asset category, are as follows:

U.S. Defined Benefit Pension Plans:

		Percent of Plan Assets
	Target Allocation	at December 31,
Asset Category	2009	2008	2007

Equity securities	50%-70%	58%	61%
Debt securities	20%-40%	31	28
Other*	0%-15%	11	11

Total		100%	100%

*	Amounts in 2008 and 2007 include cash and cash equivalents and an approximate 10% investment in alternative assets consisting of hedge funds.

The fair value of plan assets for U.S. plans was $354.9 million and $418.3 million at December 31, 2008 and 2007, respectively. The expected long-term rate of return on these plan assets was 8.25% in 2008 and 2007. Equity securities included 679,200 shares of AMETEK, Inc. common stock with a market value of $20.5 million (5.8% of total plan investment assets) at December 31, 2008 and 679,200 shares of AMETEK, Inc. common stock with a market value of $31.8 million (7.6% of total plan investment assets) at December 31, 2007.

The objectives of the AMETEK, Inc. U.S. defined benefit plans’ investment strategy are to maximize the plans’ funded status and minimize Company contributions and plan expense. Because the goal is to optimize returns over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and fixed-income markets provide poor returns, an allocation to alternative assets may be made to improve the overall portfolio’s diversification and return potential. The Company periodically reviews its asset allocation, taking into consideration plan liabilities, plan benefit payment streams and the investment strategy of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges and is rebalanced when necessary.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other than for investments in alternative assets, described in the footnote to the table above, certain investments are prohibited. Prohibited investments include venture capital, private placements, unregistered or restricted stock, margin trading, commodities, limited partnerships, short selling and rights and warrants. Foreign currency futures, options and forward contracts may be used to manage foreign currency exposure.

For the Company’s foreign defined benefit pension plans, the asset allocation percentages at December 31, 2008 and 2007 and the target allocation percentages for 2009, by asset category, are as follows:

Foreign Defined Benefit Pension Plans:

		Percent of Plan Assets
	Target Allocation	at December 31,
Asset Category	2009	2008	2007

Equity securities	70%-90%	79%	82%
Debt securities	5%-15%	15	11
Real estate	0%-5%	—	3
Other*	—	6	4

Total		100%	100%

*	Primarily cash, cash equivalents and insurance contracts.

The objective of AMETEK, Inc.’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, fixed-income investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform fixed-income investments over the long term. However, the trustees recognize the fact that fixed-income investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed, from time to time, in view of changes in market conditions and in the plans’ liability profile.

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and expectations of projected future investment returns. The estimates of future capital market returns by asset category are lower than the actual long-term historical returns. The current low interest rate environment also influences this outlook. Therefore, the assumed rate of return for U.S. and foreign plans remains at 8.25% and 7.00%, respectively, for 2009.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:

U.S. Defined Benefit Pension Plans:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value of Assets		Fair Value of Assets
	2008	2007	2008	2007
	(In thousands)

Projected benefit obligation	$4,746	$5,659	$4,746	$5,659
Accumulated benefit obligation	4,746	5,659	4,746	5,659
Fair value of plan assets	—	758	—	758

Foreign Defined Benefit Pension Plans:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value of Assets		Fair Value of Assets
	2008	2007	2008	2007
	(In thousands)

Projected benefit obligation	$40,755	$89,499	$1,555	$88,445
Accumulated benefit obligation	36,677	86,028	1,467	85,141
Fair value of plan assets	35,898	82,874	197	81,917

The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2008	2007
	(In thousands)

Funded status asset (liability):
Fair value of plan assets	$439,668	$543,530
Projected benefit obligation	(436,641)	(485,151)

Funded status at the end of the year	$3,027	$58,379

Amounts recognized in the consolidated balance sheet consisted of:
Noncurrent asset for pension benefits (other assets)	$12,630	$69,904
Current liabilities for pension benefits	(321)	(372)
Noncurrent liability for pension benefits	(9,282)	(11,153)

Net amount recognized at the end of the year	$3,027	$58,379

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net Amounts Recognized:	2008	2007
	(In thousands)

Net actuarial loss	$92,800	$2,423
Prior service costs	604	621
Transition asset	(44)	(4)

Total recognized	$93,360	$3,040

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other changes in pension plan assets and benefit obligations
recognized in other comprehensive income, net of taxes:	2008
(In thousands)

Net actuarial loss	$90,580
Curtailment effects	(227)
Amortization of net actuarial gain	74
Current year prior service cost	78
Amortization of prior service costs	(200)
Amortization of transition asset	15

Total recognized	$90,320

The following table provides the components of net periodic pension benefit expense for the years ended December 31:

	2008	2007	2006
	(In thousands)

Defined benefit plans:
Service cost	$5,827	$6,927	$6,479
Interest cost	28,549	27,750	25,314
Expected return on plan assets	(41,578)	(39,354)	(34,490)
Amortization of:
Net actuarial loss	(74)	650	4,069
Prior service costs	200	201	266
Transition (asset) obligation	(15)	(15)	(15)
Special termination benefits	35	—	—

SFAS 87 (income) expense	(7,056)	(3,841)	1,623
SFAS 88 curtailment charge	277	—	834

Total net periodic benefit (income) expense	(6,779)	(3,841)	2,457

Other plans:
Defined contribution plans	12,950	10,338	8,785
Foreign plans and other	4,406	4,752	3,530

Total other plans	17,356	15,090	12,315

Total net pension expense	$10,577	$11,249	$14,772

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2009 for the net actuarial losses and prior service costs are expected to be $15.4 million.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions were used to determine the above net periodic pension benefit expense for the years ended December 31:

	2008	2007	2006

U.S. Defined Benefit Pension Plans:

Discount rate	6.25%	5.90%	5.65%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.50%

Foreign Defined Benefit Pension Plans:

Discount rate	5.89%	5.00%	5.00%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase (where applicable)	3.86%	3.61%	3.40%

Estimated Future Benefit Payments

The estimated future benefit payments for U.S. and foreign plans are as follows (in thousands): 2009 — $25,859; 2010 — $26,919; 2011 — $27,855; 2012 — $29,037; 2013 — $30,167; 2014 to 2018 — $162,851. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $13.6 million and $10.7 million at December 31, 2008 and 2007, respectively. Administrative expense for the plan is borne by the Company and is not significant.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Financial Instruments

The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at December 31, 2008 and 2007. Cash, cash equivalents and marketable securities are recorded at fair value at December 31, 2008 and 2007 in the accompanying consolidated balance sheet.

	Asset (Liability)
	December 31,		December 31,
	2008		2007
	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Fixed-income investments	$8,248	$8,248	$8,136	$8,136
Short-term borrowings	(16,028)	(16,028)	(234,994)	(236,795)
Long-term debt (including current portion)	(1,095,653)	(1,095,653)	(667,964)	(667,964)

The fair value of fixed-income investments is based on quoted market prices. The fair value of short-term borrowings approximates the carrying value. The Company’s long-term debt is all privately-held with no public market for this debt. It is not practicable to estimate the fair value of this privately-held debt as pricing estimates are contingent upon many financial market, as well as Company specific factors. In conjunction, these factors can produce a wide variance of indicative pricing. See Note 7 for long-term debt principals, interest rates and maturities.

14.	Additional Consolidated Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $3.9 million, $2.7 million and $0.7 million for 2008, 2007 and 2006, respectively. Income taxes paid in 2008, 2007, and 2006 were $113.4 million, $80.0 million and $67.2 million, respectively. Cash paid for interest was $59.2 million, $46.0 million and $41.7 million in 2008, 2007, and 2006, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Reportable Segments and Geographic Areas Information

Descriptive Information about Reportable Segments

The Company has two reportable segments, EIG and EMG.  The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.

EIG produces instrumentation for various electronic applications used in transportation industries, including aircraft cockpit instruments and displays, airborne electronics systems that monitor and record flight and engine data, and pressure, temperature, flow and liquid-level sensors for commercial airlines and aircraft and jet engine manufacturers. EIG also produces analytical instrumentation for the laboratory and research markets, as well as instruments for food service equipment, measurement and monitoring instrumentation for various process industries and instruments and complete instrument panels for heavy trucks, heavy construction and agricultural vehicles. EIG also manufactures ultraprecise measurement instrumentation, as well as thermoplastic compounds for automotive, appliance and telecommunications applications.

EMG produces brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. EMG also produces high-purity metal powders and alloys in powder, strip and wire form for electronic components, aircraft and automotive products, as well as heat exchangers and thermal management subsystems. EMG also supplies hermetically sealed (moisture-proof) connectors, terminals and headers. These electromechanical devices are used in aerospace, defense and other industrial applications. Additionally, EMG produces air-moving electric motors and motor-blower systems for manufacturers of floor care appliances and outdoor power equipment. Sales of floor care and specialty motors represented 12.1% in 2008, 13.7% in 2007 and 15.6% in 2006 of the Company’s consolidated net sales.

Measurement of Segment Results

Segment operating income represents sales, less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include an allocation of interest expense. Net sales by segment are reported after elimination of intra- and inter-segment sales and profits, which are insignificant in amount. Such sales are generally based on prevailing market prices. Reported segment assets include allocations directly related to the segment’s operations. Corporate assets consist primarily of investments, prepaid pensions, insurance deposits and deferred taxes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2008	2007	2006
	(In thousands)

Net sales(1):
Electronic Instruments	$1,402,653	$1,199,757	$1,016,503
Electromechanical	1,128,482	937,093	802,787

Consolidated net sales	$2,531,135	$2,136,850	$1,819,290

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$306,764	$260,338	$203,430
Electromechanical	175,181	167,166	139,926

Total segment operating income	481,945	427,504	343,356
Corporate administrative and other expenses	(49,291)	(40,930)	(34,362)

Consolidated operating income	432,654	386,574	308,994
Interest and other expenses, net	(66,438)	(50,130)	(45,308)

Consolidated income before income taxes	$366,216	$336,444	$263,686

Assets:
Electronic Instruments	$1,583,110	$1,367,610
Electromechanical	1,291,602	1,111,313

Total segment assets	2,874,712	2,478,923
Corporate	180,830	266,777

Consolidated assets	$3,055,542	$2,745,700

Additions to property, plant and equipment(3):
Electronic Instruments	$25,860	$42,807	$28,793
Electromechanical	52,231	29,485	30,323

Total segment additions to property, plant and equipment	78,091	72,292	59,116
Corporate	4,650	486	2,073

Consolidated additions to property, plant and equipment	$82,741	$72,778	$61,189

Depreciation and amortization:
Electronic Instruments	$30,569	$23,603	$21,108
Electromechanical	32,460	28,839	24,511

Total segment depreciation and amortization	63,029	52,442	45,619
Corporate	232	223	310

Consolidated depreciation and amortization	$63,261	$52,665	$45,929

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(3)	Includes $38.5 million in 2008, $35.2 million in 2007 and $32.0 million in 2006 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for the years ended December 31, 2008, 2007, and 2006 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2008	2007	2006
	(In thousands)

Net sales:
United States	$1,305,594	$1,083,118	$953,249

International*:
United Kingdom	167,891	127,626	97,578
European Union countries	394,937	334,554	255,662
Asia	373,477	323,992	275,436
Other foreign countries	289,236	267,560	237,365

Total international	1,225,541	1,053,732	866,041

Total consolidated	$2,531,135	$2,136,850	$1,819,290

Long-lived assets from continuing operations (excluding intangible assets):
United States	$185,505	$160,343

International**:
United Kingdom	36,212	41,854
European Union countries	64,831	68,754
Asia	10,451	8,906
Other foreign countries	11,530	14,027

Total international	123,024	133,541

Total consolidated	$308,529	$293,884

*	Includes U.S. export sales of $478.5 million in 2008, $394.4 million in 2007 and $343.8 million in 2006.

**	Represents long-lived assets of foreign-based operations only.

16.	Guarantees

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. At December 31, 2008, the maximum amount of future payment obligations relative to these various guarantees was $88.5 million and the outstanding liability under certain of those guarantees was $24.6 million. These guarantees expire in 2009 through 2010.

Indemnifications

In conjunction with certain acquisition and divestiture transactions, the Company may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events (e.g., breaches of contract obligations or retention of previously existing environmental, tax or employee liabilities) whose terms range in duration and often are not explicitly defined. Where appropriate, the obligation for such indemnifications is recorded as a liability. Because the amount of these types of

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnifications generally is not specifically stated, the overall maximum amount of the obligation under such indemnifications cannot be reasonably estimated. Further, the Company indemnifies its directors and officers for claims against them in connection with their positions with the Company. Historically, any such costs incurred to settle claims related to these indemnifications have been minimal for the Company. The Company believes that future payments, if any, under all existing indemnification agreements would not have a material impact on its consolidated results of operations, financial position or cash flows.

Product Warranties

The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Changes in accrued product warranty obligation were as follows at December 31:

	2008	2007
	(In thousands)

Balance at the beginning of the year	$14,433	$10,873
Accruals for warranties issued during the year	12,201	11,276
Settlements made during the year	(11,503)	(9,933)
Changes in liability for pre-existing warranties, including expirations during the year	(343)	328
Warranty accruals related to new businesses	1,280	1,889

Balance at the end of the year	$16,068	$14,433

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

17.	Contingencies

Asbestos Litigation

The Company (including its subsidiaries) has been named as a defendant, along with many other companies, in a number of asbestos-related lawsuits. Many of these lawsuits either relate to businesses which were acquired by the Company and do not involve products which were manufactured or sold by the Company or relate to previously owned businesses of the Company which are under new ownership. In connection with many of these lawsuits, the sellers or new owners of such businesses, as the case may be, have agreed to indemnify the Company against these claims (the “Indemnified Claims”). The Indemnified Claims have been tendered to, and are being defended by, such sellers and new owners. These sellers and new owners have met their obligations, in all respects, and the Company does not have any reason to believe such parties would fail to fulfill their obligations in the future; however, one of these companies filed for bankruptcy liquidation in 2007. To date, no judgments have been rendered against the Company as a result of any asbestos-related lawsuit. The Company believes it has strong defenses to the claims being asserted and intends to continue to vigorously defend itself in these matters.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, at December 31, 2008, the Company is named a Potentially Responsible Party (“PRP”) at 16 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In 10 of these sites, the Company has reached a tentative

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2008 and 2007 were $28.4 million and $25.3 million, respectively, for non-owned and owned sites. In 2008, the Company provided $7.3 million of additional reserves, including $5.6 million for existing sites and $1.7 million related to recent acquisitions. Additionally, the Company spent $4.2 million on environmental matters in 2008. The Company’s reserves for environmental liabilities at December 31, 2008 and 2007 include reserves of $17.9 million and $18.0 million, respectively, for an owned site acquired in connection with the fiscal 2005 acquisition of HCC Industries (“HCC”). The Company is solely liable for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2008, the Company had $12.4 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for up to $19.0 million of additional costs.

The Company has agreements with other former owners of certain of its acquired businesses, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of these other parties also carry insurance coverage for some environmental matters. To date, these parties have met their obligations in all material respects; however, one of these companies filed for bankruptcy liquidation in 2007, as discussed further in the following paragraph.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

2008
Net sales	$611,197	$648,771	$647,423	$623,744	$2,531,135
Operating income(a)(b)	$116,233	$114,111	$120,065	$82,245	$432,654
Net income(a)(b)	$66,357	$65,842	$70,924	$43,829	$246,952
Basic earnings per share(a)(b)(c)	$0.63	$0.62	$0.67	$0.41	$2.33
Diluted earnings per share(a)(b)(c)	$0.62	$0.61	$0.66	$0.41	$2.30
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.24
2007
Net sales	$505,283	$519,468	$528,849	$583,250	$2,136,850
Operating income	$89,924	$96,610	$96,004	$104,036	$386,574
Net income	$50,900	$58,013	$57,244	$61,863	$228,020
Basic earnings per share(c)	$0.48	$0.55	$0.54	$0.58	$2.15
Diluted earnings per share(c)	$0.48	$0.54	$0.53	$0.57	$2.12
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.24

(a)	The 2008 results include a second quarter after-tax, non-cash charge of $7.3 million, or $0.07 per diluted share, related to the accelerated amortization of deferred compensation expense due to the vesting of restricted stock.

(b)	The 2008 results include fourth quarter pre-tax charges totaling $40.0 million, $27.3 million after tax ($0.25 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million).

(c)	The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2008. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control over Financial Reporting

Management’s report on the Company’s internal controls over financial reporting is included on page 39. The report of the independent registered public accounting firm with respect to the effectiveness of internal control over financial reporting is included on page 40.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

g)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

The Company has adopted a Code of Ethics for the principal executive officer, principal financial officer and principal accounting officer, which may be found on the Company’s website at www.ametek.com. Any amendments to the Code of Ethics or any grant of a waiver from the provisions of the Code of Ethics requiring disclosure under applicable SEC rules will be disclosed on the Company’s website.

Item 11.	Executive Compensation

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) Exhibits

Exhibits are shown in the index of Item 15(3) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETEK, Inc.

By:	/s/ Frank S. Hermance
Frank S. Hermance, Chairman of the Board,
Chief Executive Officer and Director

Date: February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank S. Hermance Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2009

/s/ John J. Molinelli John J. Molinelli	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	February 20, 2009

/s/ Robert R. Mandos, Jr. Robert R. Mandos, Jr.	Senior Vice President and Comptroller (Principal Accounting Officer)	February 20, 2009

/s/ Sheldon S. Gordon Sheldon S. Gordon	Director	February 20, 2009

/s/ Charles D. Klein Charles D. Klein	Director	February 20, 2009

/s/ Steven W. Kohlhagen Steven W. Kohlhagen	Director	February 20, 2009

/s/ James R. Malone James R. Malone	Director	February 20, 2009

/s/ David P. Steinmann David P. Steinmann	Director	February 20, 2009

/s/ Elizabeth R. Varet Elizabeth R. Varet	Director	February 20, 2009

/s/ Dennis K. Williams Dennis K. Williams	Director	February 20, 2009

Index to Exhibits

Item 15(3)

Exhibit
Number	Description	Incorporated Herein by Reference to

3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated April 24, 2007.	Exhibit 3.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
3.2	By-laws of the Company as amended to and including July 25, 2007.	Exhibit 3.(ii) to Form 8-K, dated July 30, 2007, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 2007, between the Company and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated June 2, 2007, SEC File No. 1-12981.
4.2	Indenture, dated as of July 17, 1998, between AMETEK, Inc., as Issuer, and Chase Manhattan Trust Company, National Association, as Trustee relating to the Notes, dated July 17, 1998.	Exhibit 4.1 to Form 10-Q dated June 30, 1998, SEC File No. 1-12981.
4.3	AMETEK, Inc 2007 Omnibus Incentive Plan, dated as of April 24, 2007.	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.
10.1	Amended and restated AMETEK, Inc. Retirement Plan for Directors, dated as of October 24, 2007.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.2	Amended and restated AMETEK, Inc. Deferred Compensation Plan dated October 24, 2007.*	Exhibit 10.6 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.3	Amended and restated Supplemental Senior Executive Death Benefit Plan, dated as of July 25, 2007 (the “Senior Executive Plan”).*	Exhibit 10. 1 to Form 10-Q, dated September 30, 2007, SEC File No. 1-12981.
10.4	Amended and restated AMETEK, Inc. 2004 Executive Death Benefit Plan dated as of July 25, 2007.	Exhibit 10.2 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.5	Amended and restated AMETEK, Inc. Death Benefit Program for Directors dated as of October 24, 2007.*	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.6	Form of amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.7	Amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.8 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.8	The AMETEK Retirement and Savings Plan, as restated and amended to January 1, 2002 (the “Savings Plan”).*	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-12981.
10.9	Amendment No. 1 to the Savings Plan.*	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-12981.
10.10	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit (10) (ww) to 1989 Form 10-K, SEC File No. 1-168.
10.11	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.

Exhibit
Number	Description	Incorporated Herein by Reference to

10.12	Amended and restated Supplemental Executive Retirement Plan dated as of October 24, 2007.	Exhibit 10.5 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.13	The 1997 Stock Incentive Plan of AMETEK, Inc. (the “1997 Plan”).*	Exhibit 10.31 to 1997 Form 10-K, SEC File No. 1-12981.
10.14	Amendment No. 1 to the 1997 Plan.*	Exhibit 10.35 to 1999 Form 10-K, SEC File No. 1-12981.
10.15	Amendment No. 2 to the 1997 Plan.*	Exhibit 10.36 to 1999 Form 10-K, SEC File No. 1-12981.
10.16	Amendment No. 3 to the 1997 Plan.*	Exhibit 10.2 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.17	Amendment No. 4 to the 1997 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.18	Amendment No. 5 to the 1997 Plan.*	Exhibit 10.4 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.19	1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.20	Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.21	Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.22	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.23	Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.24	Amendment No. 5 to the 1999 Plan.*	Exhibit 10.5 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.25	Amendment No. 6 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.26	Amendment No. 7 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.27	2002 Stock Incentive Plan amended and restated as of April 25, 2005.*	Exhibit 10.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
10.28	Form of amended and restated Restricted Stock Agreement between the Company and certain executives of the Company, dated October 24, 2007.*	Exhibit 10.9 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.29	Amended and restated Receivables Sale Agreement dated as of May 31, 2007.	Exhibit 10.2 to Form 10-Q dated June 30, 2007, SEC File No. 1-12981.
10.30	Second Amended and restated Receivables Sale Agreement dated as of May 29, 2008.	Exhibit 10.1 to Form 10-Q dated June 30, 2008, SEC File No. 1-12981.
10.31	Credit Agreement dated as of September 17, 2001 and amended and restated as of October 6, 2006, among the Company, Various Lending Institutions, Bank of America, N.A., PNC Bank N.A., Suntrust Bank and Wachovia Bank, N.A., as Syndication Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent (the “Revolving Credit Agreement”).	Exhibit 10.1 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.32	First Amendment to Revolving Credit Agreement, dated as of June 29, 2007.	Exhibit 10.1 to Form 10-Q dated June 30, 2007, SEC File No. 1-12981.

Exhibit
Number	Description	Incorporated Herein by Reference to

10.33	Note Purchase Agreement, dated as of August 30, 2007.	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.
10.34	Note Purchase Agreement, dated as of September 17, 2008.	Exhibit 10.1 to Form 8-K dated September 19, 2008, SEC File No. 1-12981.
12	Statement regarding computation of ratio of earnings to fixed charges.**
21	Subsidiaries of the Registrant.**
23	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

**	Filed with electronic submission.