Form 10-Q
period 2009-03-31
AMETEK INC/
filed 2009-05-06
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (610) 647-2121
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 30, 2009 was 107,423,417 shares.

AMETEK, Inc.
Form 10-Q
Table of Contents

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Income for the three months ended March 31, 2009 and 2008	3
Consolidated Balance Sheet as of March 31, 2009 and December 31, 2008	4
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	19
Item 6. Exhibits	20

SIGNATURES	21

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
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Net sales	$552,866	$611,197

Operating expenses:
Cost of sales, excluding depreciation	370,643	411,017
Selling, general and administrative	64,530	73,367
Depreciation	11,491	10,580

Total operating expenses	446,664	494,964

Operating income	106,202	116,233
Other expenses:
Interest expense	(17,555)	(15,134)
Other, net	(23)	(697)

Income before income taxes	88,624	100,402
Provision for income taxes	29,569	34,045

Net income	$59,055	$66,357

Basic earnings per share	$0.55	$0.63

Diluted earnings per share	$0.55	$0.62

Weighted average common shares outstanding:
Basic shares	106,420	105,942

Diluted shares	107,321	107,749

Dividends declared and paid per share	$0.06	$0.06

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,752	$86,980
Marketable securities	4,995	4,230
Receivables, less allowance for possible losses	376,898	406,012
Inventories	340,779	349,509
Deferred income taxes	28,021	30,919
Other current assets	55,299	76,936

Total current assets	941,744	954,586

Property, plant and equipment, net	300,403	307,908
Goodwill	1,241,349	1,240,052
Other intangibles, net of accumulated amortization	454,100	441,785
Investments and other assets	111,128	111,211

Total assets	$3,048,724	$3,055,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$9,239	$18,438
Accounts payable	182,062	203,742
Income taxes payable	58,632	31,649
Accrued liabilities	168,532	193,684

Total current liabilities	418,465	447,513

Long-term debt	1,085,139	1,093,243
Deferred income taxes	137,948	144,941
Other long-term liabilities	81,230	82,073

Total liabilities	1,722,782	1,767,770

Stockholders’ equity:
Common stock	1,103	1,102
Capital in excess of par value	207,663	203,000
Retained earnings	1,373,121	1,320,470
Accumulated other comprehensive loss	(163,666)	(144,767)
Treasury stock	(92,279)	(92,033)

Total stockholders’ equity	1,325,942	1,287,772

Total liabilities and stockholders’ equity	$3,048,724	$3,055,542

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Cash provided by (used for):
Operating activities:
Net income	$59,055	$66,357
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	16,641	14,164
Deferred income tax benefit	(2,464)	(2,045)
Share-based compensation expense	2,715	3,163
Net change in assets and liabilities, net of acquisitions	34,786	(3,654)
Pension contribution and other	(343)	(1,482)

Total operating activities	110,390	76,503

Investing activities:
Additions to property, plant and equipment	(6,106)	(8,975)
Purchases of businesses, net of cash acquired and other	(38,213)	(72,499)

Total investing activities	(44,319)	(81,474)

Financing activities:
Net change in short-term borrowings	(7,332)	23
Reduction in long-term borrowings	(1,948)	(6,882)
Repurchases of common stock	—	(43,537)
Cash dividends paid	(6,406)	(6,319)
Excess tax benefits from share-based payments	244	739
Proceeds from employee stock plans and other	1,390	1,795

Total financing activities	(14,052)	(54,181)

Effect of exchange rate changes on cash and cash equivalents	(3,247)	3,721

Increase (decrease) in cash and cash equivalents	48,772	(55,431)

Cash and cash equivalents:
As of January 1	86,980	170,139

As of March 31	$135,752	$114,708

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2009, the consolidated results of its operations and its cash flows for the three months ended March 31, 2009 and 2008 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.
2. Recent Accounting Pronouncements
     Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R retains the underlying concepts of SFAS No. 141 Business Combinations, but changes the method of applying the acquisition method in a number of significant aspects. SFAS 141R is effective on a prospective basis for all acquisitions on or after January 1, 2009. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. The adoption of SFAS 141R did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, SFAS 141R may significantly impact the Company’s consolidated results of operations, financial position or cash flows and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of transaction costs and restructuring costs of acquired companies.
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 amends SFAS No. 157, Fair Value Measurements (“SFAS 157”), and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and No. FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). Additionally, if an entity elects to early adopt either FSP No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating the impact of adopting FSP FAS 157-4 on its consolidated results of operations, financial position and cash flows.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
losses and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating the impact of adopting FSP FAS 115-2 and FAS 124-2 on its consolidated results of operations, financial position and cash flows.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the impact of adopting FSP FAS 107-1 and APB 28-1 on its consolidated results of operations, financial position and cash flows.
3. Fair Value Measurement
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
     The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities, which was delayed by the Financial Accounting Standards Board (“FASB”) FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 to fiscal years beginning after November 15, 2008, which the Company adopted January 1, 2009.
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
     At March 31, 2009, $34.9 million of the Company’s cash and cash equivalents as well as $5.0 million of marketable securities are valued as level 1 investments. In addition, the Company held $8.7 million valued as level 2 investments in the investments and other assets line of the consolidated balance sheet. For the three months ended March 31, 2009, gains and losses on the investments noted above were not material.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
4. Hedging Activities
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity.
     The Company has designated certain foreign-currency-denominated long-term debt as hedges of the net investment in certain foreign operations. These net investment hedges are the Company’s British-pound-denominated long-term debt and Euro-denominated long-term debt, pertaining to certain European acquisitions whose functional currencies are either the British pound or the Euro. These acquisitions were financed by foreign-currency-denominated borrowings under the Company’s revolving credit facility and all but 40 million British pounds ($57.4 million) at March 31, 2009 was subsequently refinanced with long-term private placement debt. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries on their respective dates of acquisition. SFAS 133 permits hedging the foreign currency exposure of a net investment in a foreign operation. In accordance with SFAS 133, on the respective dates of acquisition, the Company designated the British pound- and Euro-denominated loans referred to above as hedging instruments to offset foreign exchange gains or losses on the net investment in the acquired business due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation on the acquisition dates. As required by SFAS 133, any gain or loss on the hedging instrument following hedge designation (the debt), is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.
     At March 31, 2009, the Company had $186.5 million of British pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2008, 2004 and 2003. At March 31, 2009, the Company had $66.4 million of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British pound- and Euro-denominated loans being designated and effective as net investment hedges, $6.6 million of currency gains have been included in the foreign currency translation component of other comprehensive income at March 31, 2009.
5. Earnings Per Share
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

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Weighted average shares:
Basic shares	106,420	105,942
Stock option and awards plans	901	1,807

Diluted shares	107,321	107,749

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
6. Fourth Quarter of 2008 Restructuring Charges and Asset Write-Downs
     During the fourth quarter of 2008, the Company recorded pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.25 per diluted share). These charges included restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). The charges included $30.1 million for severance costs for slightly more than 10% of the Company’s workforce and $1.5 million for lease termination costs associated with the closure of certain facilities in 2009. Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in Selling, general and administrative expenses. The restructuring charges and asset write-downs were reported in segment operating income as follows: $20.4 million in Electronic Instruments (“EIG”), $19.4 million in Electromechanical (“EMG”) and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company in 2008 as part of cost reduction initiatives being broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs resulted from the consolidation of manufacturing facilities, the migration of production to low cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses. Substantially all of the payments for employee severance and lease termination costs are expected to be made in 2009.
     The following table provides a rollforward of the accruals established in the fourth quarter of 2008 for restructuring charges:

(In millions)
Restructuring accruals at December 31, 2008	$31.6
Utilization	(5.2)
Foreign currency translation and other	(0.4)

Restructuring accruals at March 31, 2009	$26.0

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
7. Acquisitions
     The Company spent approximately $40.2 million in cash, net of cash acquired, to acquire High Standard Aviation in January 2009. High Standard Aviation is a provider of electrical and electromechanical, hydraulic and pneumatic repair services to the aerospace industry. High Standard Aviation is part of AMETEK’s Electromechanical Group.
     The acquisition has been accounted for in accordance with SFAS 141R. Accordingly, the operating results of the above acquisition has been included in the Company’s consolidated results from the date of acquisition.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
     The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The following table represents the provisional allocation of the aggregate purchase price for the net assets of the above acquisition based on its estimated fair value:

(In millions)
Property, plant and equipment	$1.6
Goodwill	10.3
Other intangible assets	22.1
Net working capital and other	6.2

Total purchase price	$40.2

     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisition, as High Standard Aviation broadens the global footprint of AMETEK’s aerospace maintenance, repair and overhaul business.
     The Company is in the process of conducting third-party valuations of certain tangible and intangible assets acquired. Adjustments to the allocation of purchase price will be recorded when this information is finalized. Therefore, the allocation of the purchase price is subject to revision.
     Had the above acquisition and the 2008 acquisitions of Drake Air and Motion Control Group in February 2008, Reading Alloys in April 2008, Vision Research, Inc. in June 2008, the programmable power business of Xantrex Technology, Inc. in August 2008 and Muirhead Aerospace Limited in November 2008 been made at the beginning of 2008, unaudited pro forma net sales, net income and diluted earnings per share would have been as follows:

Three Months Ended
March 31, 2008
(In millions, except per share amount)
Net sales	$690.4
Net income	$69.0
Diluted earnings per share	$0.64
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2008.
8. Goodwill
     The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2008	$737.2	$502.9	$1,240.1
Goodwill acquired	—	10.3	10.3
Purchase price allocation adjustments and other*	1.9	0.6	2.5
Foreign currency translation adjustments	(8.8)	(2.8)	(11.6)

Balance at March 31, 2009	$730.3	$511.0	$1,241.3

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain provisional allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
9. Inventories

	March 31,	December 31,
	2009	2008
	(In thousands)
Finished goods and parts	$55,073	$66,416
Work in process	77,490	81,282
Raw materials and purchased parts	208,216	201,811

Total inventories	$340,779	$349,509

10. Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income	$59,055	$66,357
Foreign currency translation adjustment	(17,095)	15,188
Foreign currency net investment hedge*	(1,714)	2,192
Other	(90)	(554)

Total comprehensive income	$40,156	$83,183

*	Represents the net gains and losses on the Company’s investment in certain foreign operations in excess of the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
11. Share-Based Compensation
     Total share-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Stock option expense	$1,286	$1,427
Restricted stock expense	1,429	1,736

Total pre-tax expense	2,715	3,163
Related tax benefit	(840)	(816)

Reduction of net income	$1,875	$2,347

     Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
12. Income Taxes
     At March 31, 2009, the Company had gross unrecognized tax benefits of $21.7 million, of which $20.4 million, if recognized, would impact the effective tax rate. At December 31, 2008, the Company had gross unrecognized tax benefits of $18.6 million, all of which would impact the effective tax rate if recognized.
     The following is a reconciliation of the liability for uncertain tax positions:

(In millions)
Balance at December 31, 2008	$18.6
Additions for tax positions of prior years	3.6
Reductions for tax positions of prior years	(0.5)

Balance at March 31, 2009	$21.7

     The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2009 and 2008 were not significant.
13. Retirement and Pension Plans
     The components of net periodic pension benefit expense were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Defined benefit plans:
Service cost	$1,144	$1,556
Interest cost	6,861	7,266
Expected return on plan assets	(8,673)	(10,526)
Amortization of net actuarial loss (gain) and prior service costs	3,308	(70)

SFAS 87 expense (income)	2,640	(1,774)

Other plans:
Defined contribution plans	3,529	3,416
Foreign plans and other	1,005	1,272

Total other plans	4,534	4,688

Total net pension expense	$7,174	$2,914

     For the three months ended March 31, 2009 and 2008, contributions to our defined benefit pension plans were not significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
14. Product Warranties
     The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.
     Changes in accrued product warranty obligation were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Balance at the beginning of the period	$16,068	$14,433
Accruals for warranties issued during the period	2,017	2,364
Settlements made during the period	(2,028)	(2,556)
Warranty accruals related to new businesses and other	(313)	726

Balance at the end of the period	$15,744	$14,967

     Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.
15. Reportable Segments
     The Company has two reportable segments, the Electronic Instruments Group and the Electromechanical Group. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.
     At March 31, 2009, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2008, nor were there any changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three months ended March 31, 2009 and 2008 can be found in the table within Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net sales(1):
Electronic Instruments	$302,466	$340,375
Electromechanical	250,400	270,822

Consolidated net sales	$552,866	$611,197

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$69,109	$79,189
Electromechanical	46,170	47,051

Total segment operating income	115,279	126,240
Corporate administrative and other expenses	(9,077)	(10,007)

Consolidated operating income	106,202	116,233
Interest and other expenses, net	(17,578)	(15,831)

Consolidated income before income taxes	$88,624	$100,402

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Results of operations for the first quarter of 2009 compared with the first quarter of 2008
     For the first quarter of 2009, the Company posted solid sales, operating income, net income and diluted earnings per share despite the ongoing global financial and economic crisis. The Company’s results include contributions from the acquisitions of Drake Air and Motion Control Group (“MCG”) in February 2008, Reading Alloys in April 2008, Vision Research, Inc. in June 2008, the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”) in August 2008, Muirhead Aerospace Limited (“Muirhead”) in November 2008 and High Standard Aviation in January 2009. The Company expects the ongoing global financial and economic crisis to continue to have a negative impact on operating results in 2009. The full year impact of the 2008 acquisitions and our Operational Excellence capabilities will continue to have a positive impact on our 2009 results.
     Net sales for the first quarter of 2009 were $552.9 million, a decrease of $58.3 million or 9.5% when compared with net sales of $611.2 million for the first quarter of 2008. The decline in net sales was primarily attributable to lower order rates as a result of the ongoing global financial and economic crisis, partially offset by the impact of the acquisitions mentioned above. The Company’s internal sales declined approximately 15% for the first quarter of 2009, which excludes a 5% unfavorable effect of foreign currency translation. The acquisitions mentioned above offset approximately 10% of the Company’s internal sales decline.
     Total international sales for the first quarter of 2009 were $264.9 million or 47.9% of consolidated net sales, a decrease of $47.6 million or 15.2% when compared with international sales of $312.5 million or 51.1% of consolidated net sales for the first quarter of 2008. The decline in international sales resulted from decreased international sales from base businesses of $76.3 million, which includes the effect of foreign currency translation, partially offset by the impact of acquisitions completed in 2009 and 2008. The Company maintains a strong international sales presence in Europe and Asia in both reportable segments.

Results of Operations (continued)
     New orders for the first quarter of 2009 were $487.4 million, a decrease of $168.6 million or 25.7% when compared with $656.0 million for the first quarter of 2008. As a result, the Company’s backlog of unfilled orders at March 31, 2009 was $653.2 million, a decrease of $65.4 million or 9.1% when compared with $718.6 million at December 31, 2008. The Company has experienced lower order rates as a result of the ongoing global economic crisis.
     Segment operating income for the first quarter of 2009 was $115.3 million, a decrease of $10.9 million or 8.6% when compared with segment operating income of $126.2 million for the first quarter of 2008. Segment operating income, as a percentage of sales, increased to 20.9% for the first quarter of 2009 from 20.7% for the first quarter of 2008. The decrease in segment operating income resulted primarily from the decrease in sales noted above and higher defined benefit pension expense, partially offset by profit contributions made by the acquisitions. The increase in segment operating margins was due to the Company’s Operational Excellence capabilities and cost reduction initiatives, including the cost savings achieved in the first quarter of 2009 from the restructuring activities related to the fourth quarter of 2008 restructuring charge.
     Selling, general and administrative (“SG&A”) expenses for the first quarter of 2009 were $64.5 million, a decrease of $8.9 million or 12.1% when compared with $73.4 million for the first quarter of 2008. As a percentage of sales, SG&A expenses were 11.7% for the first quarter of 2009, compared with 12.0% the first quarter of 2008. The decrease in SG&A expenses was primarily the result of lower sales and the Company’s cost savings initiatives. Base business selling expenses decreased approximately 19.2%, including the impact of foreign currency translation, for the first quarter of 2009, compared with the same period of 2008, which was in line with the Company’s internal sales decline, including the impact of foreign currency translation. Selling expenses, as a percentage of sales, decreased to 10.0% for the first quarter of 2009, compared with 10.4% for the first quarter of 2008.
     Corporate administrative expenses for the first quarter of 2009 were $9.1 million, a decrease of $0.9 million or 9.0% when compared with $10.0 million for the first quarter of 2008. As a percentage of sales, corporate administrative expenses were 1.6%, for both the first quarter of 2009 and 2008. The decrease in corporate administrative expenses was driven by the Company’s cost saving initiatives, including the restructuring activities related to the fourth quarter of 2008 restructuring charge.
     Consolidated operating income was $106.2 million or 19.2% of sales for the first quarter of 2009, a decrease of $10.0 million or 8.6% when compared with $116.2 million or 19.0% of sales for the first quarter of 2008.
     Interest expense was $17.6 million for the first quarter of 2009, an increase of $2.5 million or 16.6% when compared with $15.1 million for the first quarter of 2008. The increase was due to the impact of the funding of the long-term private placement senior notes in the third and fourth quarters of 2008.
     Net income for the first quarter of 2009 was $59.1 million, a decrease of $7.3 million or 11.0% when compared with $66.4 million for the first quarter of 2008. Diluted earnings per share for the first quarter of 2009 was $0.55, a decrease of $0.07 or 11.3% when compared with $0.62 per diluted share for the first quarter of 2008.

Results of Operations (continued)
Segment Results
     Electronic Instruments (“EIG”) sales totaled $302.5 million for the first quarter of 2009, a decrease of $37.9 million or 11.1% when compared with $340.4 million for the first quarter of 2008. The sales decrease was due to an internal sales decline of approximately 14%, excluding an unfavorable 4% effect of foreign currency translation, driven primarily by EIG’s process and industrial products businesses. Partially offsetting the sales decrease was the recent acquisitions of Vision Research and Xantrex Programmable.
     EIG’s operating income was $69.1 million for the first quarter of 2009, a decrease of $10.1 million or 12.8% when compared with $79.2 million for the first quarter of 2008. EIG’s operating margins were 22.8% of sales for the first quarter of 2009 compared with 23.3% of sales for the first quarter of 2008. The decrease in segment operating income and operating margins was driven by the decrease in sales noted above and higher defined benefit pension expense, which was significantly offset by the cost savings achieved from the restructuring activities related to the fourth quarter of 2008 restructuring charge.
     Electromechanical (“EMG”) sales totaled $250.4 million for the first quarter of 2009, a decrease of $20.4 million or 7.5% from $270.8 million for the first quarter of 2008. The sales decrease was due to an internal sales decline of approximately 17%, excluding an unfavorable 5% effect of foreign currency translation, driven primarily by EMG’s cost driven motors and engineered materials, interconnects and packaging businesses. Partially offsetting the sales decrease was the recent acquisitions of Drake Air, MCG, Reading Alloys, Muirhead and High Standard Aviation.
     EMG’s operating income was $46.2 million for the first quarter of 2009, a decrease of $0.9 million or 1.9% when compared with $47.1 million for the first quarter of 2008. EMG’s decrease in operating income was driven by the decrease in sales, partially offset by profit contributions made by the acquisitions mentioned above. EMG’s operating margins were 18.4% of sales for the first quarter of 2009 compared with 17.4% of sales for the first quarter of 2008. The increase in operating margins was primarily driven by Operational Excellence capabilities and cost reduction initiatives throughout the Group, including the cost savings achieved from the restructuring activities related to the fourth quarter of 2008 restructuring charge.
Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $110.4 million for the first quarter of 2009, an increase of $33.9 million or 44.3% when compared with $76.5 million for the first quarter of 2008. The increase in operating cash flow was primarily the result of lower overall operating working capital levels, which includes a tax refund that resulted from the Company’s higher year end 2008 defined benefit pension contributions. Free cash flow (cash flow from operating activities less capital expenditures) was $104.3 million for the first quarter of 2009, compared with $67.5 million for the same period in 2008. Free cash flow is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     Cash used for investing activities totaled $44.3 million for the first quarter of 2009, compared with $81.5 million for the first quarter of 2008. For the first quarter of 2009, the Company paid $40.2 million for one business acquisition, net of cash received, compared with $74.9 million paid for two business acquisitions and one technology line, net of cash received, for the first quarter of 2008. Additions to property, plant and equipment totaled $6.1 million for the first quarter of 2009, compared with $9.0 million for the first quarter of 2008.
     Cash used for financing activities totaled $14.1 million for the first quarter of 2009, compared with $54.2 million for the first quarter of 2008. The change in financing cash flow was primarily the result of $43.5 million used for repurchases of 1.0 million shares of the Company’s common stock in the first quarter of 2008.

Financial Condition (continued)
     At March 31, 2009, total debt outstanding was $1,094.4 million, compared with $1,111.7 million at December 31, 2008. Total long-term debt at March 31, 2009 was $1,085.1 million, with no significant maturities until 2012. The debt-to-capital ratio was 45.2% at March 31, 2009, compared with 46.3% at December 31, 2008. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 42.0% at March 31, 2009, compared with 44.3% at December 31, 2008. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     As a result of the Company’s cash flow activities discussed above, cash and cash equivalents at March 31, 2009 totaled $135.8 million, compared with $87.0 million at December 31, 2008. The Company’s liquidity has not been impacted by the recent financial crisis nor do we expect liquidity to be impacted in the near future. Additionally, the Company is in compliance with all of its debt covenants, which includes its financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
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

Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of March 31, 2009.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of AMETEK, Inc. (the “Company”) was held on April 21, 2009. The following matters were voted on at the Annual Meeting and received the number of votes indicated:
1)	Election of Directors. The following nominees were elected to the Board of Directors for a term expiring in 2012:

	Number of Shares
		Voted against
Nominee	Voted for	or withheld
James R. Malone	85,308,752	14,329,059
Elizabeth R. Varet	83,770,912	15,866,899
Dennis K. Williams	86,340,106	13,297,705
Of the remaining five Board members, Charles D. Klein and Steven W. Kohlhagen terms expire in 2010 and Sheldon S. Gordon, Frank S. Hermance and David P. Steinmann terms expire in 2011.
2)	Appointment of Independent Registered Public Accounting Firm. The Stockholders ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the Company for the year 2009. There were 98,151,714 shares voted for approval, 1,316,291 shares voted against and 169,806 shares abstaining.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc. (Registrant)
By:	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President and Comptroller (Principal Accounting Officer)

May 5, 2009