Form 10-Q
period 2009-06-30
AMETEK INC/
filed 2009-08-05
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 30, 2009 was 107,518,291 shares.

AMETEK, Inc.
Form 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Income for the three and six months ended June 30, 2009 and 2008	3
Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008	4
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 6. Exhibits	23

SIGNATURES	24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$524,929	$648,771	$1,077,795	$1,259,968

Operating expenses:
Cost of sales, excluding depreciation	361,578	437,183	732,221	848,200
Selling, general and administrative	61,017	85,653	125,547	159,020
Depreciation	9,154	11,824	20,645	22,404

Total operating expenses	431,749	534,660	878,413	1,029,624

Operating income	93,180	114,111	199,382	230,344
Other expenses:
Interest expense	(17,141)	(15,328)	(34,696)	(30,462)
Other, net	(1,001)	(929)	(1,024)	(1,626)

Income before income taxes	75,038	97,854	163,662	198,256
Provision for income taxes	23,225	32,012	52,794	66,057

Net income	$51,813	$65,842	$110,868	$132,199

Basic earnings per share	$0.49	$0.62	$1.04	$1.25

Diluted earnings per share	$0.48	$0.61	$1.03	$1.23

Weighted average common shares outstanding:
Basic shares	106,708	105,950	106,564	105,946

Diluted shares	107,955	107,476	107,638	107,613

Dividends declared and paid per share	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,402	$86,980
Marketable securities	5,542	4,230
Receivables, less allowance for possible losses	356,830	406,012
Inventories	325,472	349,509
Deferred income taxes	29,744	30,919
Other current assets	57,315	76,936

Total current assets	912,305	954,586

Property, plant and equipment, net	309,263	307,908
Goodwill	1,281,579	1,240,052
Other intangibles, net of accumulated amortization	497,448	441,785
Investments and other assets	112,327	111,211

Total assets	$3,112,922	$3,055,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$5,110	$18,438
Accounts payable	176,494	203,742
Income taxes payable	50,636	31,649
Accrued liabilities	157,622	193,684

Total current liabilities	389,862	447,513

Long-term debt	1,053,886	1,093,243
Deferred income taxes	180,308	144,941
Other long-term liabilities	64,835	82,073

Total liabilities	1,688,891	1,767,770

Stockholders’ equity:
Common stock	1,106	1,102
Capital in excess of par value	217,044	203,000
Retained earnings	1,418,484	1,320,470
Accumulated other comprehensive loss	(120,325)	(144,767)
Treasury stock	(92,278)	(92,033)

Total stockholders’ equity	1,424,031	1,287,772

Total liabilities and stockholders’ equity	$3,112,922	$3,055,542

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash provided by (used for):
Operating activities:
Net income	$110,868	$132,199
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	31,677	30,076
Deferred income tax expense (benefit)	197	(2,187)
Share-based compensation expense	6,273	14,293
Net change in assets and liabilities, net of acquisitions	54,042	(28,024)
Pension contribution	(19,048)	(1,752)
Other	239	(2,803)

Total operating activities	184,248	141,802

Investing activities:
Additions to property, plant and equipment	(15,187)	(19,911)
Purchases of businesses, net of cash acquired	(38,409)	(278,310)
Other	(1,294)	5,220

Total investing activities	(54,890)	(293,001)

Financing activities:
Net change in short-term borrowings	(12,003)	185,051
Reduction in long-term borrowings	(63,964)	(7,417)
Repurchases of common stock	—	(57,444)
Cash dividends paid	(12,764)	(12,719)
Excess tax benefits from share-based payments	1,727	4,915
Proceeds from employee stock plans and other	5,655	6,347

Total financing activities	(81,349)	118,733

Effect of exchange rate changes on cash and cash equivalents	2,413	3,935

Increase (decrease) in cash and cash equivalents	50,422	(28,531)

Cash and cash equivalents:
As of January 1	86,980	170,139

As of June 30	$137,402	$141,608

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2009, the consolidated results of its operations for the three and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.
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
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 amends SFAS No. 157, Fair Value Measurements (“SFAS 157”), and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP is applied prospectively with retrospective application not permitted. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.
     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations and Emerging Issues Task Force (“EITF”) Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP is

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows. The Company evaluated all events and transactions that occurred after June 30, 2009 up through August 5, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued after September 15, 2009.
3. Fair Value Measurement
     SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     At June 30, 2009, $15.3 million of the Company’s cash and cash equivalents as well as $5.5 million of marketable securities are valued as level 1 investments. In addition, the Company held $8.9 million valued as level 2 investments in the investments and other assets line of the consolidated balance sheet. For the six months ended June 30, 2009, gains and losses on the investments noted above were not material.
4. Hedging Activities
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity.
     The Company has designated certain foreign-currency-denominated long-term debt as hedges of the net investment in certain foreign operations. These net investment hedges are the Company’s British-pound-denominated long-term debt and Euro-denominated long-term debt, pertaining to certain European acquisitions whose functional currencies are either the British pound or the Euro. These acquisitions were financed by foreign-currency-denominated borrowings under the Company’s revolving credit facility and subsequently refinanced with long-term private placement debt. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries on their respective dates of acquisition. SFAS 133 permits hedging the foreign currency exposure of a net investment in a foreign operation. In accordance with SFAS 133, on the respective dates of acquisition, the Company designated the British pound- and Euro-denominated loans referred to above as hedging instruments to offset foreign exchange gains or losses on the net investment in the acquired business due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation on the acquisition dates. As required by SFAS 133, any gain or loss on the hedging instrument following hedge designation (the debt), is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.
     At June 30, 2009, the Company had $148.1 million of British pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2004 and 2003. At June 30, 2009, the Company had $70.1 million of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British pound- and Euro-denominated loans being designated and effective as net investment hedges, $17.0 million of currency losses have been included in the foreign currency translation component of other comprehensive income at June 30, 2009.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Weighted average shares:
Basic shares	106,708	105,950	106,564	105,946
Stock option and awards plans	1,247	1,526	1,074	1,667

Diluted shares	107,955	107,476	107,638	107,613

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
     The following table provides a rollforward of the accruals established in the fourth quarter of 2008 for restructuring charges (in millions):

Restructuring accruals at December 31, 2008	$31.6
Utilization	(10.3)
Foreign currency translation and other	0.1

Restructuring accruals at June 30, 2009	$21.4

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
June 30, 2009
(Unaudited)
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
     The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The following table represents the provisional allocation of the aggregate purchase price for the net assets of the above acquisition based on its estimated fair value (in millions):

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
     Had the above acquisition been made at the beginning of 2009, pro forma net sales, net income and diluted earnings per share for the three and six months ended June 30, 2009 would not have been materially different than the amounts reported.
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

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
	(In millions, except per share amounts)
Net sales	$703.1	$1,393.6
Net income	$68.2	$137.2
Diluted earnings per share	$0.63	$1.28
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2008.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
8. Goodwill
     The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2008	$737.2	$502.9	$1,240.1
Goodwill acquired	—	10.3	10.3
Purchase price allocation adjustments and other*	(2.1)	5.9	3.8
Foreign currency translation adjustments	14.6	12.8	27.4

Balance at June 30, 2009	$749.7	$531.9	$1,281.6

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain provisional allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.
9. Inventories

	June 30,	December 31,
	2009	2008
	(In thousands)
Finished goods and parts	$49,381	$66,416
Work in process	68,365	81,282
Raw materials and purchased parts	207,726	201,811

Total inventories	$325,472	$349,509

10. Debt
     During the second quarter of 2009, the Company repaid $62.0 million related to a 40 million British pound borrowing under the revolving credit facility. At June 30, 2009, the Company had no borrowings outstanding under the revolving credit facility.
     The $100 million accounts receivable securitization facility was not renewed by the Company in May 2009.
11. Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$51,813	$65,842	$110,868	$132,199
Foreign currency translation adjustment	37,151	471	20,056	15,659
Foreign currency net investment hedge*	5,864	17	4,150	2,209
Other	326	135	236	(419)

Total comprehensive income	$95,154	$66,465	$135,310	$149,648

*	Represents the net gains and losses on the Company’s investment in certain foreign operations in excess of the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
12. Share-Based Compensation
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the period indicated:

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
Expected stock volatility	25.8%	18.4%
Expected life of the options (years)	4.9	4.7
Risk-free interest rate	1.89%	2.60%
Expected dividend yield	0.73%	0.49%
Black-Scholes-Merton fair value per option granted	$7.80	$9.58
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
     Total share-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Stock option expense	$1,847	$1,811	$3,133	$3,238
Restricted stock expense*	1,711	9,319	3,140	11,055

Total pre-tax expense	3,558	11,130	6,273	14,293
Related tax benefit	(1,088)	(1,393)	(1,928)	(2,209)

Reduction of net income	$2,470	$9,737	$4,345	$12,084

*	The three and six months ended June 30, 2008 reflect the accelerated vesting of a restricted stock grant in the second quarter of 2008 as described below.
     Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
     A summary of the Company’s stock option activity and related information for the six months ended June 30, 2009 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	4,035	$28.01
Granted	1,318	32.71
Exercised	(403)	14.57
Forfeited	(96)	40.01

Outstanding at the end of the period	4,854	$30.17	4.3	$32.0

Exercisable at the end of the period	2,589	$24.37	2.7	$29.4

     The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 was $7.0 million. The total fair value of the stock options vested during the six months ended June 30, 2009 was $5.3 million.
     As of June 30, 2009, there was approximately $16.5 million of expected future pre-tax compensation expense related to the 2.3 million nonvested options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
     During the second quarter of 2009, the Company granted 0.4 million shares of restricted stock with a fair value of $32.71 per share. At June 30, 2009, 0.9 million nonvested restricted shares were outstanding. As of June 30, 2009, there was approximately $22.1 million of expected future pre-tax compensation expense related to nonvested restricted shares, which is expected to be recognized over a weighted average period of approximately three years.
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
13. Income Taxes
     At June 30, 2009, the Company had gross unrecognized tax benefits of $22.5 million, of which $21.6 million, if recognized, would impact the effective tax rate. At December 31, 2008, the Company had gross unrecognized tax benefits of $18.6 million, all of which would impact the effective tax rate if recognized.
     The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2008	$18.6
Additions for tax positions of prior years	6.2
Reductions for tax positions of prior years	(2.3)

Balance at June 30, 2009	$22.5

     The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2009 and 2008 were not significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
14. Retirement and Pension Plans
     The components of net periodic pension benefit expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Defined benefit plans:
Service cost	$1,122	$1,424	$2,266	$2,980
Interest cost	7,093	7,231	13,954	14,497
Expected return on plan assets	(9,029)	(10,525)	(17,702)	(21,051)
Amortization of net actuarial loss and prior service costs	3,336	122	6,644	52

SFAS 87 expense (income)	2,522	(1,748)	5,162	(3,522)

Other plans:
Defined contribution plans	3,245	3,158	6,774	6,574
Foreign plans and other	1,020	1,186	2,025	2,458

Total other plans	4,265	4,344	8,799	9,032

Total net pension expense	$6,787	$2,596	$13,961	$5,510

     For the six months ended June 30, 2009 and 2008, contributions to our defined benefit pension plans were $19.0 million and $1.8 million, respectively. The current estimate of 2009 pension contributions is in line with the range disclosed in our 2008 Form 10-K.
15. Financial Instruments
     The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at June 30, 2009 and December 31, 2008. Cash, cash equivalents and marketable securities are recorded at fair value at June 30, 2009 and December 31, 2008 in the accompanying consolidated balance sheet.

	Asset (Liability)
	June 30,		December 31,
	2009		2008
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Fixed-income investments	$8,578	$8,578	$8,248	$8,248
Short-term borrowings	(4,218)	(4,218)	(16,028)	(16,028)
Long-term debt (including current portion)	(1,054,778)	(1,054,778)	(1,095,653)	(1,095,653)
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
16. Product Warranties
     The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.
     Changes in accrued product warranty obligation were as follows:

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Balance at the beginning of the period	$16,068	$14,433
Accruals for warranties issued during the period	3,927	4,678
Settlements made during the period	(5,403)	(5,106)
Warranty accruals related to new businesses and other	991	952

Balance at the end of the period	$15,583	$14,957

     Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.
17. Reportable Segments
     The Company has two reportable segments, the EIG and the EMG. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.
     At June 30, 2009, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2008, nor were there any changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and six months ended June 30, 2009 and 2008 can be found in the table within Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Net sales(1):
Electronic Instruments	$286,260	$343,050	$588,726	$683,425
Electromechanical	238,669	305,721	489,069	576,543

Consolidated net sales	$524,929	$648,771	$1,077,795	$1,259,968

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$59,804	$78,108	$128,913	$157,297
Electromechanical	41,513	53,103	87,683	100,154

Total segment operating income	101,317	131,211	216,596	257,451
Corporate administrative and other expenses	(8,137)	(17,100)	(17,214)	(27,107)

Consolidated operating income	93,180	114,111	199,382	230,344
Interest and other expenses, net	(18,142)	(16,257)	(35,720)	(32,088)

Consolidated income before income taxes	$75,038	$97,854	$163,662	$198,256

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Results of operations for the second quarter of 2009 compared with the second quarter of 2008
     For the second quarter of 2009, the Company posted solid sales, operating income, net income and diluted earnings per share given the ongoing global economic recession. The Company’s results include contributions from the acquisitions of Vision Research, Inc. in June 2008, the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”) in August 2008, Muirhead Aerospace Limited (“Muirhead”) in November 2008 and High Standard Aviation in January 2009. The Company expects the ongoing global economic recession to continue to have a negative impact on operating results in 2009. The full year impact of the 2008 acquisitions and our Operational Excellence capabilities will continue to have a positive impact on our 2009 results.
     Net sales for the second quarter of 2009 were $524.9 million, a decrease of $123.9 million or 19.1% when compared with net sales of $648.8 million for the second quarter of 2008. The decline in net sales was primarily attributable to lower order rates as a result of the ongoing global economic recession, partially offset by the impact of the acquisitions mentioned above. The Company’s internal sales declined approximately 21% for the second quarter of 2009, which excludes a 4% unfavorable effect of foreign currency translation. The acquisitions mentioned above offset approximately 6% of the Company’s internal sales decline.
     Total international sales for the second quarter of 2009 were $264.9 million or 50.5% of consolidated net sales, a decrease of $41.9 million or 13.7% when compared with international sales of $306.8 million or 47.3% of consolidated net sales for the second quarter of 2008. The decline in international sales resulted from decreased international sales from base businesses of $66.7 million, which includes the effect of foreign currency translation, partially offset by the impact of acquisitions completed in 2009 and 2008. The Company maintains a strong international sales presence in Europe and Asia in both reportable segments.

Results of Operations (continued)
     Segment operating income for the second quarter of 2009 was $101.3 million, a decrease of $29.9 million or 22.8% when compared with segment operating income of $131.2 million for the second quarter of 2008. Segment operating income, as a percentage of sales, decreased to 19.3% for the second quarter of 2009 from 20.2% for the second quarter of 2008. The decrease in segment operating income and operating margins resulted primarily from the decrease in sales noted above and higher defined benefit pension expense, partially offset by profit contributions made by the acquisitions and cost reduction initiatives, including the cost savings achieved in the second quarter of 2009 from the acceleration of restructuring activities related to the fourth quarter of 2008 restructuring charge.
     Selling, general and administrative (“SG&A”) expenses for the second quarter of 2009 were $61.0 million, a decrease of $24.7 million or 28.8% when compared with $85.7 million for the second quarter of 2008. As a percentage of sales, SG&A expenses were 11.6% for the second quarter of 2009, compared with 13.2% for the second quarter of 2008. The decrease in SG&A expenses was primarily the result of lower sales and the Company’s cost savings initiatives. Additionally, the second quarter of 2008 includes a $7.1 million charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2005 restricted stock grant. For the second quarter of 2009, base business selling expenses decreased approximately 28%, compared with the same period of 2008, which was significantly higher than the Company’s internal sales decline. Selling expenses, as a percentage of sales, decreased to 10.1% for the second quarter of 2009, compared with 10.6% for the second quarter of 2008.
     Corporate administrative expenses for the second quarter of 2009 were $8.1 million, a decrease of $9.0 million or 52.6% when compared with $17.1 million for the second quarter of 2008. As a percentage of sales, corporate administrative expenses for the second quarter of 2009 were 1.5%, compared with 2.6% for the second quarter of 2008. The decrease in corporate administrative expenses was driven by the equity based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2008, noted above, as well as, the Company’s cost saving initiatives, including the restructuring activities.
     Consolidated operating income for the second quarter of 2009 was $93.2 million or 17.8% of sales, a decrease of $20.9 million or 18.3% when compared with $114.1 million or 17.6% of sales for the second quarter of 2008.
     Interest expense was $17.1 million for the second quarter of 2009, an increase of $1.8 million or 11.8% when compared with $15.3 million for the second quarter of 2008. The increase was due to the impact of the funding of the long-term private placement senior notes in the third and fourth quarters of 2008.
     The effective tax rate for the second quarter of 2009 was 31.0% compared with 32.7% for the second quarter of 2008. The lower effective tax rate for the second quarter of 2009 primarily reflects the impact of settlements of income tax examinations.
     Net income for the second quarter of 2009 was $51.8 million, a decrease of $14.0 million or 21.3% when compared with $65.8 million for the second quarter of 2008. Diluted earnings per share for the second quarter of 2009 was $0.48, a decrease of $0.13 or 21.3% when compared with $0.61 per diluted share for the second quarter of 2008.

Results of Operations (continued)
Segment Results
     Electronic Instruments (“EIG”) sales totaled $286.3 million for the second quarter of 2009, a decrease of $56.8 million or 16.6% when compared with $343.1 million for the second quarter of 2008. The sales decrease was due to an internal sales decline of approximately 19%, excluding an unfavorable 4% effect of foreign currency translation, driven primarily by EIG’s process and industrial products businesses. Partially offsetting the sales decrease was the recent acquisitions of Vision Research and Xantrex Programmable.
     EIG’s operating income was $59.8 million for the second quarter of 2009, a decrease of $18.3 million or 23.4% when compared with $78.1 million for the second quarter of 2008. EIG’s operating margins were 20.9% of sales for the second quarter of 2009 compared with 22.8% of sales for the second quarter of 2008. The decrease in segment operating income and operating margins was driven by the decrease in sales noted above, predominantly by weakness in the Process and Industrial businesses, and higher defined benefit pension expense, which was partially offset by the cost savings achieved from the acceleration of restructuring activities related to the fourth quarter of 2008 restructuring charge.
     Electromechanical (“EMG”) sales totaled $238.7 million for the second quarter of 2009, a decrease of $67.0 million or 21.9% from $305.7 million for the second quarter of 2008. The sales decrease was due to an internal sales decline of approximately 24%, excluding an unfavorable 4% effect of foreign currency translation, driven primarily by EMG’s engineered materials, interconnects and packaging and cost driven motors businesses. Partially offsetting the sales decrease was the recent acquisitions of Muirhead and High Standard Aviation.
     EMG’s operating income was $41.5 million for the second quarter of 2009, a decrease of $11.6 million or 21.8% when compared with $53.1 million for the second quarter of 2008. EMG’s decrease in operating income was driven by the decrease in sales, partially offset by profit contributions made by the acquisitions mentioned above. EMG’s operating margins were 17.4% of sales for both the second quarter of 2009 and 2008. Operational Excellence capabilities and cost reduction initiatives throughout the Group, including the cost savings achieved from the restructuring activities related to the fourth quarter of 2008 restructuring charge, offset the impact of lower sales on operating margins.
Results of operations for the first six months of 2009 compared with the first six months of 2008
     Net sales for the first six months of 2009 were $1,077.8 million, a decrease of $182.2 million or 14.5% when compared with net sales of $1,260.0 million for the first six months of 2008. The decline in net sales was primarily attributable to lower order rates as a result of the ongoing global economic recession, partially offset by the contributions from the acquisitions of Drake Air and Motion Control Group (“MCG”) in February 2008, Reading Alloys in April 2008, Vision Research, Inc. in June 2008, Xantrex Programmable in August 2008, Muirhead in November 2008 and High Standard Aviation in January 2009. The Company’s internal sales declined approximately 19% for the first six months of 2009, which excludes a 4% unfavorable effect of foreign currency translation. The acquisitions mentioned above offset approximately 8% of the Company’s internal sales decline.
     Total international sales for the first six months of 2009 were $529.8 million or 49.2% of consolidated net sales, a decrease of $89.6 million or 14.5% when compared with international sales of $619.4 million or 49.2% of consolidated net sales for the first six months of 2008. The decline in international sales resulted from decreased international sales from base businesses of $143.0 million, which includes the effect of foreign currency translation, partially offset by the impact of acquisitions completed in 2009 and 2008. The Company maintains a strong international sales presence in Europe and Asia in both reportable segments.

Results of Operations (continued)
     New orders for the first six months of 2009 were $972.4 million, a decrease of $395.2 million or 28.9% when compared with $1,367.6 million for the first six months of 2008. As a result, the Company’s backlog of unfilled orders at June 30, 2009 was $613.2 million, a decrease of $105.4 million or 14.7% when compared with $718.6 million at December 31, 2008. The Company has experienced lower order rates as a result of the ongoing global economic recession.
     Segment operating income for the first six months of 2009 was $216.6 million, a decrease of $40.9 million or 15.9% when compared with segment operating income of $257.5 million for the first six months of 2008. Segment operating income, as a percentage of sales, decreased to 20.1% for the first six months of 2009 from 20.4% for the first six months of 2008. The decrease in segment operating income and operating margins resulted primarily from the decrease in sales noted above and higher defined benefit pension expense, partially offset by profit contributions made by the acquisitions and cost reduction initiatives, including the cost savings achieved in the first six months of 2009 from the restructuring activities related to the fourth quarter of 2008 restructuring charge.
     SG&A expenses for the first six months of 2009 were $125.5 million, a decrease of $33.5 million or 21.1% when compared with $159.0 million for the first six months of 2008. As a percentage of sales, SG&A expenses were 11.6% for the first six months of 2009, compared with 12.6% for the first six months of 2008. The decrease in SG&A expenses was primarily the result of lower sales and the Company’s cost savings initiatives. Additionally, the first six months of 2008 includes a $7.1 million second quarter charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2005 restricted stock grant. For the first six months of 2009, base business selling expenses decreased approximately 24%, compared with the same period of 2008, which was significantly higher than the Company’s internal sales decline. Selling expenses, as a percentage of sales, decreased to 10.1% for the first six months of 2009, compared with 10.5% for the first six months of 2008.
     Corporate administrative expenses for the first six months of 2009 were $17.1 million, a decrease of $9.9 million or 36.7% when compared with $27.0 million for the first six months of 2008. As a percentage of sales, corporate administrative expenses for the first six months of 2009 were 1.6%, compared with 2.1% for the first six months of 2008. The decrease in corporate administrative expenses was driven by the equity based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2008, noted above, as well as, the Company’s cost saving initiatives, including the restructuring activities.
     Consolidated operating income for the first six months of 2009 was $199.4 million or 18.5% of sales, a decrease of $30.9 million or 13.4% when compared with $230.3 million or 18.3% of sales for the first six months of 2008.
     Interest expense was $34.7 million for the first six months of 2009, an increase of $4.2 million or 13.8% when compared with $30.5 million for the first six months of 2008. The increase was due to the impact of the funding of the long-term private placement senior notes in the third and fourth quarters of 2008.
     The effective tax rate for the first six months of 2009 was 32.3% compared with 33.3% for the first six months of 2008. The lower effective tax rate for the first six months of 2009 primarily reflects the impact of settlements of income tax examinations.
     Net income for the first six months of 2009 was $110.9 million, a decrease of $21.3 million or 16.1% when compared with $132.2 million for the first six months of 2008. Diluted earnings per share for the first six months of 2009 was $1.03, a decrease of $0.20 or 16.3% when compared with $1.23 per diluted share for the second quarter of 2008.

Results of Operations (continued)
Segment Results
     Electronic Instruments (“EIG”) sales totaled $588.7 million for the first six months of 2009, a decrease of $94.7 million or 13.9% when compared with $683.4 million for the first six months of 2008. The sales decrease was due to an internal sales decline of approximately 17%, excluding an unfavorable 3% effect of foreign currency translation, driven primarily by EIG’s process and industrial products businesses. Partially offsetting the sales decrease was the recent acquisitions of Vision Research and Xantrex Programmable.
     EIG’s operating income was $128.9 million for the first six months of 2009, a decrease of $28.4 million or 18.1% when compared with $157.3 million for the first six months of 2008. EIG’s operating margins were 21.9% of sales for the first six months of 2009 compared with 23.0% of sales for the first six months of 2008. The decrease in segment operating income and operating margins was driven by the decrease in sales noted above, predominantly by weakness in the Process and Industrial businesses, and higher defined benefit pension expense, which was partially offset by the cost savings achieved from the restructuring activities related to the fourth quarter of 2008 restructuring charge.
     Electromechanical (“EMG”) sales totaled $489.1 million for the first six months of 2009, a decrease of $87.4 million or 15.2% from $576.5 million for the first six months of 2008. The sales decrease was due to an internal sales decline of approximately 20%, excluding an unfavorable 5% effect of foreign currency translation, driven primarily by EMG’s engineered materials, interconnects and packaging and cost driven motors businesses. Partially offsetting the sales decrease was the recent acquisitions of Drake Air, MCG, Reading Alloys, Muirhead and High Standard Aviation.
     EMG’s operating income was $87.7 million for the first six months of 2009, a decrease of $12.5 million or 12.5% when compared with $100.2 million for the first six months of 2008. EMG’s decrease in operating income was driven by the decrease in sales, partially offset by profit contributions made by the acquisitions mentioned above. EMG’s operating margins were 17.9% of sales for the first six months of 2009 compared with 17.4% of sales for the first six months of 2008. The increase in operating margins was primarily driven by Operational Excellence capabilities and cost reduction initiatives throughout the Group, including the cost savings achieved from the restructuring activities related to the fourth quarter of 2008 restructuring charge.
Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $184.2 million for the first six months of 2009, an increase of $42.4 million or 29.9% when compared with $141.8 million for the first six months of 2008. The increase in operating cash flow was primarily the result of lower overall operating working capital levels, which includes a tax refund that resulted from the Company’s higher year end 2008 defined benefit pension contributions. The increase in cash provided by operating activities was partially offset by the $21.3 million decrease in net income and $19.0 million in defined benefit pension contributions paid for the first six months of 2009, compared with $1.8 million in defined benefit pension contributions paid for the first six months of 2008. Free cash flow (cash flow from operating activities less capital expenditures) was $169.0 million for the first six months of 2009, compared with $121.9 million for the same period in 2008. Free cash flow is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     Cash used for investing activities totaled $54.9 million for the first six months of 2009, compared with $293.0 million for the first six months of 2008. For the first six months of 2009, the Company paid $40.2 million for one business acquisition, net of cash received, compared with $278.3 million paid for four business acquisitions and one technology line, net of cash received, for the first six months of 2008. Additions to property, plant and equipment totaled $15.2 million for the first six months of 2009, compared with $19.9 million for the first six months of 2008.

Financial Condition (continued)
     Cash used for financing activities totaled $81.3 million for the first six months of 2009, compared with $118.7 million of cash provided by financing activities for the first six months of 2008. In the first six months of 2009, the net total borrowings decreased by $76.0 million, compared with a net total borrowings increase of $177.6 million in the first six months of 2008. Additionally, for the first six months of 2008, the Company repurchased 1.3 million shares of the Company’s common stock for $57.4 million. In May 2009, the Company chose not to renew its $100 million accounts receivable securitization facility.
     At June 30, 2009, total debt outstanding was $1,059.0 million, compared with $1,111.7 million at December 31, 2008, with no significant maturities until 2012. Total long-term debt at June 30, 2009 was $1,053.9 million. The debt-to-capital ratio was 42.6% at June 30, 2009, compared with 46.3% at December 31, 2008. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 39.3% at June 30, 2009, compared with 44.3% at December 31, 2008. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     As a result of the Company’s cash flow activities discussed above, cash and cash equivalents at June 30, 2009 totaled $137.4 million, compared with $87.0 million at December 31, 2008. The Company’s liquidity has not been impacted by the recent financial crisis nor do we expect liquidity to be impacted in the near future. Additionally, the Company is in compliance with all of its debt covenants, which includes its financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Forward-Looking Information
     Information contained in this discussion, other than historical information, is considered “forward-looking statements” and is subject to various factors and uncertainties that may cause actual results to differ significantly from expectations. These factors and uncertainties include general economic conditions affecting the industries the Company serves; changes in the competitive environment or the effects of competition in the Company’s markets; risks associated with international sales and operations; the Company’s ability to consummate and successfully integrate future acquisitions; the Company’s ability to successfully develop new products, open new facilities or transfer product lines; the price and availability of raw materials; compliance with government regulations, including environmental regulations; and the ability to maintain adequate liquidity and financing sources. A detailed discussion of these and other factors that may affect the Company’s future results is contained in AMETEK’s filings with the Securities and Exchange Commission, including its most recent reports on Form 10-K, 10-Q and 8-K. AMETEK disclaims any intention or obligation to update or revise any forward-looking statements, unless required by the securities laws to do so.

Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of June 30, 2009.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc. (Registrant)
By:	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President and Comptroller (Principal Accounting Officer)

August 5, 2009