Form 10-Q
period 2009-09-30
AMETEK INC/
filed 2009-11-05
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 30, 2009 was 107,838,655 shares.

AMETEK, Inc.
Form 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Income for the three and nine months ended September 30, 2009 and 2008	3
Consolidated Balance Sheet as of September 30, 2009 and December 31, 2008	4
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 6. Exhibits	25

SIGNATURES	26
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$497,060	$647,423	$1,574,855	$1,907,391

Operating expenses:
Cost of sales, excluding depreciation	344,658	437,476	1,076,879	1,285,676
Selling, general and administrative	63,858	78,216	189,405	237,236
Depreciation	11,069	11,666	31,714	34,070

Total operating expenses	419,585	527,358	1,297,998	1,556,982

Operating income	77,475	120,065	276,857	350,409
Other expenses:
Interest expense	(17,380)	(15,534)	(52,076)	(45,996)
Other, net	(702)	(1,540)	(1,726)	(3,166)

Income before income taxes	59,393	102,991	223,055	301,247
Provision for income taxes	16,375	32,067	69,169	98,124

Net income	$43,018	$70,924	$153,886	$203,123

Basic earnings per share	$0.40	$0.67	$1.44	$1.91

Diluted earnings per share	$0.40	$0.66	$1.43	$1.89

Weighted average common shares outstanding:
Basic shares	106,862	106,341	106,663	106,078

Diluted shares	107,748	107,577	107,675	107,619

Dividends declared and paid per share	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,963	$86,980
Marketable securities	6,164	4,230
Receivables, less allowance for possible losses	349,184	406,012
Inventories	312,536	349,509
Deferred income taxes	37,065	30,919
Other current assets	54,676	76,936

Total current assets	960,588	954,586

Property, plant and equipment, net	308,331	307,908
Goodwill	1,280,581	1,240,052
Other intangibles, net of accumulated amortization	503,646	441,785
Investments and other assets	115,869	111,211

Total assets	$3,169,015	$3,055,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$85,426	$18,438
Accounts payable	170,958	203,742
Income taxes payable	37,073	31,649
Accrued liabilities	155,579	193,684

Total current liabilities	449,036	447,513

Long-term debt	974,287	1,093,243
Deferred income taxes	193,053	144,941
Other long-term liabilities	68,502	82,073

Total liabilities	1,684,878	1,767,770

Stockholders’ equity:
Common stock	1,109	1,102
Capital in excess of par value	227,165	203,000
Retained earnings	1,455,050	1,320,470
Accumulated other comprehensive loss	(106,832)	(144,767)
Treasury stock	(92,355)	(92,033)

Total stockholders’ equity	1,484,137	1,287,772

Total liabilities and stockholders’ equity	$3,169,015	$3,055,542

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash provided by (used for):
Operating activities:
Net income	$153,886	$203,123
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	48,316	46,282
Deferred income tax expense	36	4,514
Share-based compensation expense	9,807	17,321
Net change in assets and liabilities, net of acquisitions	63,360	(61,253)
Pension contribution	(19,890)	(2,573)
Other	432	(2,826)

Total operating activities	255,947	204,588

Investing activities:
Additions to property, plant and equipment	(21,469)	(31,032)
Purchases of businesses, net of cash acquired	(41,194)	(399,004)
Other	(1,550)	10,575

Total investing activities	(64,213)	(419,461)

Financing activities:
Net change in short-term borrowings	(13,356)	182,379
Additional long-term borrowings	1,466	330,000
Reduction in long-term borrowings	(63,964)	(232,605)
Repurchases of common stock	—	(57,444)
Cash dividends paid	(19,162)	(19,049)
Excess tax benefits from share-based payments	3,750	5,181
Proceeds from employee stock plans and other	9,494	7,476
Deferred debt financing fees	—	(1,246)

Total financing activities	(81,772)	214,692

Effect of exchange rate changes on cash and cash equivalents	4,021	(3,460)

Increase (decrease) in cash and cash equivalents	113,983	(3,641)

Cash and cash equivalents:
As of January 1	86,980	170,139

As of September 30	$200,963	$166,498

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited. The Company believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2009, the consolidated results of its operations for the three and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.
2. Recent Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“FASB ASU 2009-14”). FASB ASU 2009-14 provides guidance for revenue arrangements that include both tangible products and software elements that are “essential to the functionality of the hardware.” FASB ASU 2009-14 provides factors to help constituents determine what software elements are considered essential to the functionality of the tangible product. This guidance will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. FASB ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact of adopting ASU 2009-14 on our consolidated results of operations, financial position and cash flows.
     In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“FASB ASU 2009-13”). FASB ASU 2009-13 provides guidance on accounting and reporting for arrangements including multiple revenue-generating activities. FASB ASU 2009-13 provides guidance for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. FASB ASU 2009-13 also requires significantly expanded disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements and the judgments made by the vendor that affect the timing or amount of revenue recognition. FASB ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the impact of adopting FASB ASU 2009-13 on our consolidated results of operations, financial position and cash flows.
     In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“FASB ASU 2009-05”), which provides clarification on the application of fair value techniques when a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. FASB ASU 2009-05 is effective on October 1, 2009 for the Company and is not expected to have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.
     In June 2009, the FASB issued Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
     In May 2009, the FASB issued Accounting Standards Codification (“ASC”) Subsequent Events Topic 855, (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows. The Company evaluated all events and transactions that occurred after September 30, 2009 up through November 5, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.
     The Company accounts for business combinations in accordance with FASB ASC Business Combinations Topic 805 (“FASB ASC 805”), which includes provisions adopted effective January 1, 2009. The accounting for business combinations retains the underlying concepts of the previously issued standard, but changes the method of applying the acquisition method in a number of significant aspects. These changes were effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would also apply the revised accounting for business combination provisions. The adoption of FASB ASC 805 effective January 1, 2009 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, FASB ASC 805 may significantly impact the Company’s consolidated results of operations, financial position or cash flows and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of transaction costs and restructuring costs of acquired companies.
     In April 2009, the FASB issued ASC 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FASB ASC 820-10-65-4”). FASB ASC 820-10-65-4 amends FASB ASC Fair Value Measurements and Disclosures Topic 820, and provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FASB ASC 820-10-65-4 is applied prospectively with retrospective application not permitted. FASB ASC 820-10-65-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 820-10-65-4 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows.
     In April 2009, the FASB issued ASC 320-10-65-1, Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FASB ASC 320-10-65-1”). FASB ASC 320-10-65-1 amends previously issued standards to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. FASB ASC 320-10-65-1 replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. FASB ASC 320-10-65-1 provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. Although FASB ASC 320-10-65-1 does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. FASB ASC 320-10-65-1 was effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 320-10-65-1 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
     In April 2009, the FASB issued ASC 825-10-65-1, Transition Related to FASB Staff Position FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FASB ASC 825-10-65-1”). FASB ASC 825-10-65-1 amends previously issued standards to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to FASB ASC 825-10-65-1, fair values for these assets and liabilities were only disclosed annually. FASB ASC 825-10-65-1 applies to all financial instruments within the scope of FASB ASC 825 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. FASB ASC 825-10-65-1 was effective for interim periods ending after June 15, 2009. See Note 15.
3. Fair Value Measurement
     Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
     The Company adopted FASB ASC 820 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities, which was delayed by FASB ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, to fiscal years beginning after November 15, 2008, which the Company adopted January 1, 2009.
     The Company utilizes a valuation hierarchy for disclosure of the inputs to the valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     At September 30, 2009, $57.0 million of the Company’s cash and cash equivalents as well as $6.2 million of marketable securities are valued as level 1 investments. In addition, the Company held $9.1 million valued as level 2 investments in the investments and other assets line of the consolidated balance sheet. For the nine months ended September 30, 2009, gains and losses on the investments noted above were not material.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
4. Hedging Activities
     In March 2008, the FASB issued ASC 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FASB ASC 815-10-65-1”). FASB ASC 815-10-65-1 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under FASB ASC Derivatives and Hedging Topic 815 (“FASB ASC 815”), and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity.
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
     At September 30, 2009, the Company had $143.8 million of British pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2004 and 2003. At September 30, 2009, the Company had $73.2 million of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British pound- and Euro-denominated loans being designated and effective as net investment hedges, $15.8 million of currency losses have been included in the foreign currency translation component of other comprehensive income at September 30, 2009.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Weighted average shares:
Basic shares	106,862	106,341	106,663	106,078
Stock option and awards plans	886	1,236	1,012	1,541

Diluted shares	107,748	107,577	107,675	107,619

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
6. Fourth Quarter of 2008 Restructuring Charges and Asset Write-Downs
     During the fourth quarter of 2008, the Company recorded pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.25 per diluted share). These charges included restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). The charges included $30.1 million for severance costs for more than 10% of the Company’s workforce and $1.5 million for lease termination costs associated with the closure of certain facilities in 2009. Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in Selling, general and administrative expenses. The restructuring charges and asset write-downs were reported in segment operating income as follows: $20.4 million in Electronic Instruments (“EIG”), $19.4 million in Electromechanical (“EMG”) and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company in 2008 as part of cost reduction initiatives being broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs resulted from the consolidation of manufacturing facilities, the migration of production to low cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses. Substantially all of the payments for employee severance and lease termination costs are expected to be made in 2009.
     The following table provides a rollforward of the accruals established in the fourth quarter of 2008 for restructuring charges (in millions):

Restructuring accruals at December 31, 2008	$31.6
Utilization	(14.3)
Foreign currency translation and other	0.3

Restructuring accruals at September 30, 2009	$17.6

7. Acquisitions
     The Company spent approximately $43.0 million in cash, net of cash acquired, to acquire High Standard Aviation in January 2009 as well as a small acquisition of two businesses in India, Unispec Marketing Pvt. Ltd. and Thelsha Technical Services Pvt. Ltd., in September 2009. High Standard Aviation is a provider of electrical and electromechanical, hydraulic and pneumatic repair services to the aerospace industry and is part of AMETEK’s Electromechanical Group.
     The operating results of the above acquisitions have been included in the Company’s consolidated results from the respective dates of acquisitions.
     The purchase price and initial recording of the transactions were based on preliminary valuation assessments and are subject to change. The following table represents the provisional allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value (in millions):

Property, plant and equipment	$3.4
Goodwill	14.0
Other intangible assets	19.4
Net working capital and other	6.2

Total purchase price	$43.0

     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as High Standard Aviation broadens the global footprint of AMETEK’s aerospace maintenance, repair and overhaul business.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
     The Company is in the process of conducting third-party valuations of certain tangible and intangible assets acquired. Adjustments to the allocation of purchase price will be recorded when this information is finalized. Therefore, the allocation of the purchase price is subject to revision.
     Had the 2009 acquisitions been made at the beginning of 2009, pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2009 would not have been materially different than the amounts reported.
     Had the above acquisitions and the 2008 acquisitions of Drake Air and Motion Control Group in February 2008, Reading Alloys in April 2008, Vision Research, Inc. in June 2008, the programmable power business of Xantrex Technology, Inc. in August 2008 and Muirhead Aerospace Limited in November 2008 been made at the beginning of 2008, unaudited pro forma net sales, net income and diluted earnings per share would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(In millions, except per share amounts)
Net sales	$683.8	$2,078.9
Net income	$73.1	$210.7
Diluted earnings per share	$0.68	$1.96
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2008.
8. Goodwill
     The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2008	$737.2	$502.9	$1,240.1
Goodwill acquired	2.6	11.4	14.0
Purchase price allocation adjustments and other*	(7.6)	6.1	(1.5)
Foreign currency translation adjustments	17.5	10.5	28.0

Balance at September 30, 2009	$749.7	$530.9	$1,280.6

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain provisional allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.
9. Inventories

	September 30,	December 31,
	2009	2008
	(In thousands)
Finished goods and parts	$44,812	$66,416
Work in process	70,117	81,282
Raw materials and purchased parts	197,607	201,811

Total inventories	$312,536	$349,509

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
10. Debt
     During the second quarter of 2009, the Company repaid $62.0 million related to a 40 million British pound borrowing under the revolving credit facility. At September 30, 2009, the Company had no borrowings outstanding under the revolving credit facility.
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
11. Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Net income	$43,018	$70,924	$153,886	$203,123
Foreign currency translation adjustment	13,062	(45,729)	33,118	(30,070)
Foreign currency net investment hedge*	15	(6,803)	4,165	(4,594)
Other	416	547	652	128

Total comprehensive income	$56,511	$18,939	$191,821	$168,587

*	Represents the net gains and losses on the Company’s investment in certain foreign operations in excess of the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
12. Share-Based Compensation
     The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the period indicated:

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
Expected stock volatility	25.8%	18.4%
Expected life of the options (years)	4.9	4.7
Risk-free interest rate	1.89%	2.60%
Expected dividend yield	0.73%	0.49%
Black-Scholes-Merton fair value per option granted	$7.80	$9.58
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
     Total share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Stock option expense	$1,528	$1,628	$4,661	$4,866
Restricted stock expense*	2,006	1,400	5,146	12,455

Total pre-tax expense	3,534	3,028	9,807	17,321
Related tax benefit	(1,141)	(962)	(3,069)	(3,171)

Reduction of net income	$2,393	$2,066	$6,738	$14,150

*	The nine months ended September 30, 2008 reflects the accelerated vesting of a restricted stock grant in the second quarter of 2008 as described below.
     Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
     A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2009 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	4,035	$28.01
Granted	1,320	32.72
Exercised	(710)	13.98
Forfeited	(123)	39.40

Outstanding at the end of the period	4,522	$31.28	4.3	$26.5

Exercisable at the end of the period	2,282	$25.87	2.7	$23.4

     The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 was $13.6 million. The total fair value of the stock options vested during the nine months ended September 30, 2009 was $5.3 million.
     As of September 30, 2009, there was approximately $14.8 million of expected future pre-tax compensation expense related to the 2.2 million nonvested options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
     For the nine months ended September 30, 2009, the Company granted 0.4 million shares of restricted stock with a weighted average fair value of $32.72 per share. At September 30, 2009, 0.9 million nonvested restricted shares were outstanding. As of September 30, 2009, there was approximately $19.9 million of expected future pre-tax compensation expense related to nonvested restricted shares, which is expected to be recognized over a weighted average period of approximately two years.
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
13. Income Taxes
     At September 30, 2009, the Company had gross unrecognized tax benefits of $25.5 million, of which $24.7 million, if recognized, would impact the effective tax rate. At December 31, 2008, the Company had gross unrecognized tax benefits of $18.6 million, all of which would impact the effective tax rate if recognized.
     The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2008	$18.6
Additions for tax positions	9.7
Reductions for tax positions	(2.8)

Balance at September 30, 2009	$25.5

     The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2009 and 2008 were not significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
14. Retirement and Pension Plans
     The components of net periodic pension benefit expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Defined benefit plans:
Service cost	$1,108	$1,467	$3,374	$4,447
Interest cost	7,161	7,173	21,115	21,670
Expected return on plan assets	(9,013)	(10,436)	(26,715)	(31,487)
Amortization of net actuarial loss and prior service costs	3,323	27	9,967	79

Pension expense (income)	2,579	(1,769)	7,741	(5,291)

Other plans:
Defined contribution plans	2,908	3,334	9,682	9,908
Foreign plans and other	1,066	1,118	3,091	3,576

Total other plans	3,974	4,452	12,773	13,484

Total net pension expense	$6,553	$2,683	$20,514	$8,193

     For the nine months ended September 30, 2009 and 2008, contributions to our defined benefit pension plans were $19.9 million and $2.6 million, respectively. The current estimate of 2009 pension contributions is in line with the range disclosed in our 2008 Form 10-K.
15. Financial Instruments
     The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at September 30, 2009 and December 31, 2008. Cash, cash equivalents and marketable securities are recorded at fair value at September 30, 2009 and December 31, 2008 in the accompanying consolidated balance sheet.

	Asset (Liability)
	September 30, 2009		December 31, 2008
	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Fixed-income investments	$8,907	$8,907	$8,248	$8,248
Short-term borrowings	(4,553)	(4,553)	(16,028)	(16,028)
Long-term debt (including current portion)	(1,055,160)	(1,100,142)	(1,095,653)	(1,095,653)
     The fair value of fixed-income investments is based on quoted market prices. The fair value of short-term borrowings approximates the carrying value. The Company’s long-term debt is all privately-held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
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
     Changes in accrued product warranty obligation were as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Balance at the beginning of the period	$16,068	$14,433
Accruals for warranties issued during the period	6,586	6,809
Settlements made during the period	(8,443)	(7,004)
Warranty accruals related to new businesses and other	1,861	749

Balance at the end of the period	$16,072	$14,987

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
     At September 30, 2009, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2008, nor were there any changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine months ended September 30, 2009 and 2008 can be found in the table within Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Net sales(1):
Electronic Instruments	$271,843	$357,589	$860,569	$1,041,014
Electromechanical	225,217	289,834	714,286	866,377

Consolidated net sales	$497,060	$647,423	$1,574,855	$1,907,391

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$47,877	$80,249	$176,790	$237,546
Electromechanical	38,217	50,372	125,900	150,526

Total segment operating income	86,094	130,621	302,690	388,072
Corporate administrative and other expenses	(8,619)	(10,556)	(25,833)	(37,663)

Consolidated operating income	77,475	120,065	276,857	350,409
Interest and other expenses, net	(18,082)	(17,074)	(53,802)	(49,162)

Consolidated income before income taxes	$59,393	$102,991	$223,055	$301,247

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Results of operations for the third quarter of 2009 compared with the third quarter of 2008
     For the third quarter of 2009, the Company posted solid sales, operating income, net income and diluted earnings per share given the ongoing global economic recession. The Company’s results include contributions from the acquisitions of the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”) in August 2008, Muirhead Aerospace Limited (“Muirhead”) in November 2008 and High Standard Aviation in January 2009. The Company expects the impact of the ongoing global economic recession to stabilize in the fourth quarter of 2009 in most of its markets. The full year impact of the 2008 acquisitions and our Operational Excellence capabilities will continue to have a positive impact on our 2009 results.
     Net sales for the third quarter of 2009 were $497.1 million, a decrease of $150.3 million or 23.2% when compared with net sales of $647.4 million for the third quarter of 2008. The decline in net sales was primarily attributable to lower order rates as a result of the ongoing global economic recession, partially offset by the impact of the acquisitions mentioned above. The Company’s internal sales declined approximately 26% for the third quarter of 2009, which excludes a 1% unfavorable effect of foreign currency translation. The acquisitions mentioned above offset approximately 4% of the Company’s internal sales decline.
     Total international sales for the third quarter of 2009 were $242.4 million or 48.8% of consolidated net sales, a decrease of $68.3 million or 22.0% when compared with international sales of $310.7 million or 48.0% of consolidated net sales for the third quarter of 2008. The decline in international sales resulted from decreased international sales from base businesses of $86.2 million, which includes the effect of foreign currency translation, partially offset by the impact of acquisitions completed in 2009 and 2008. The Company maintains a strong international sales presence in Europe and Asia in both reportable segments.

Results of Operations (continued)
     Segment operating income for the third quarter of 2009 was $86.1 million, a decrease of $44.5 million or 34.1% when compared with segment operating income of $130.6 million for the third quarter of 2008. Segment operating income, as a percentage of sales, decreased to 17.3% for the third quarter of 2009 from 20.2% for the third quarter of 2008. The decrease in segment operating income and operating margins resulted primarily from the decrease in sales noted above, higher defined benefit pension expense and additional restructuring charges related to employee reductions, partially offset by profit contributions made by the acquisitions and cost reduction initiatives, including the cost savings achieved in the third quarter of 2009 from the acceleration of restructuring activities related to the fourth quarter of 2008 restructuring charge.
     Selling, general and administrative (“SG&A”) expenses for the third quarter of 2009 were $63.9 million, a decrease of $14.3 million or 18.3% when compared with $78.2 million for the third quarter of 2008. As a percentage of sales, SG&A expenses were 12.8% for the third quarter of 2009, compared with 12.1% for the third quarter of 2008. The decrease in SG&A expenses was primarily the result of lower sales and the Company’s cost savings initiatives. For the third quarter of 2009, base business selling expenses decreased approximately 22%, compared with the same period of 2008, which was in line with the Company’s internal sales decline. Selling expenses, as a percentage of sales, increased to 11.1% for the third quarter of 2009, compared with 10.5% for the third quarter of 2008.
     Corporate administrative expenses for the third quarter of 2009 were $8.6 million, a decrease of $2.0 million or 18.9% when compared with $10.6 million for the third quarter of 2008. As a percentage of sales, corporate administrative expenses for the third quarter of 2009 were 1.7%, compared with 1.6% for the third quarter of 2008. The decrease in corporate administrative expenses was driven by lower consulting costs as well as the Company’s cost saving initiatives, including the restructuring activities.
     Consolidated operating income for the third quarter of 2009 was $77.5 million or 15.6% of sales, a decrease of $42.6 million or 35.5% when compared with $120.1 million or 18.5% of sales for the third quarter of 2008.
     Interest expense was $17.4 million for the third quarter of 2009, an increase of $1.9 million or 12.3% when compared with $15.5 million for the third quarter of 2008. The increase was due to the impact of the funding of the long-term private placement senior notes in the third and fourth quarters of 2008.
     The effective tax rate for the third quarter of 2009 was 27.6% compared with 31.1% for the third quarter of 2008. The lower effective tax rate for the third quarter of 2009 primarily reflects the impact of state income tax planning initiatives that benefited the quarter. The effective tax rate for the third quarter of 2008 primarily reflects relatively higher state and foreign income taxes, partially offset by a net favorable reduction to income tax expense for the settlement of an IRS audit.
     Net income for the third quarter of 2009 was $43.0 million, a decrease of $27.9 million or 39.4% when compared with $70.9 million for the third quarter of 2008. Diluted earnings per share for the third quarter of 2009 was $0.40, which includes a $0.02 diluted earnings per share impact related to the third quarter of 2009 restructuring, a decrease of $0.26 or 39.4% when compared with $0.66 per diluted share for the third quarter of 2008.

Results of Operations (continued)
Segment Results
     Electronic Instruments (“EIG”) sales totaled $271.8 million for the third quarter of 2009, a decrease of $85.8 million or 24.0% when compared with $357.6 million for the third quarter of 2008. The sales decrease was due to an internal sales decline of approximately 25%, excluding an unfavorable 1% effect of foreign currency translation, driven primarily by EIG’s process and industrial products businesses. Partially offsetting the sales decrease was the 2008 acquisition of Xantrex Programmable.
     EIG’s operating income was $47.9 million for the third quarter of 2009, a decrease of $32.3 million or 40.3% when compared with $80.2 million for the third quarter of 2008. EIG’s operating margins were 17.6% of sales for the third quarter of 2009 compared with 22.4% of sales for the third quarter of 2008. The decrease in segment operating income and operating margins was driven by the decrease in sales noted above, predominantly by weakness in the Aerospace aftermarket, Process and Industrial businesses, and additional restructuring charges related to employee reductions, which was partially offset by the cost savings achieved from the acceleration of restructuring activities related to the fourth quarter of 2008 restructuring charge.
     Electromechanical (“EMG”) sales totaled $225.2 million for the third quarter of 2009, a decrease of $64.6 million or 22.3% from $289.8 million for the third quarter of 2008. The sales decrease was due to an internal sales decline of approximately 26%, excluding an unfavorable 2% effect of foreign currency translation, driven primarily by EMG’s engineered materials, interconnects and packaging (“EMIP”) and cost driven motors businesses. Partially offsetting the sales decrease was the recent acquisitions of Muirhead and High Standard Aviation.
     EMG’s operating income was $38.2 million for the third quarter of 2009, a decrease of $12.2 million or 24.2% when compared with $50.4 million for the third quarter of 2008. EMG’s operating margins were 17.0% of sales for the third quarter of 2009 compared with 17.4% of sales for the third quarter of 2008. The decrease in segment operating income and operating margins was driven by the decrease in sales noted above. Operational Excellence capabilities, cost reduction initiatives throughout the Group and profit contributions made by the acquisitions mentioned above, including the cost savings achieved from the restructuring activities related to the fourth quarter of 2008 restructuring charge, partially offset the impact of lower sales on operating margins.
Results of operations for the first nine months of 2009 compared with the first nine months of 2008
     Net sales for the first nine months of 2009 were $1,574.9 million, a decrease of $332.5 million or 17.4% when compared with net sales of $1,907.4 million for the first nine months of 2008. The decline in net sales was primarily attributable to lower order rates as a result of the ongoing global economic recession, partially offset by the contributions from the acquisitions of Drake Air and Motion Control Group (“MCG”) in February 2008, Reading Alloys in April 2008, Vision Research, Inc. in June 2008, Xantrex Programmable in August 2008, Muirhead in November 2008 and High Standard Aviation in January 2009. The Company’s internal sales declined approximately 21% for the first nine months of 2009, which excludes a 3% unfavorable effect of foreign currency translation. The acquisitions mentioned above offset approximately 7% of the Company’s internal sales decline.
     Total international sales for the first nine months of 2009 were $772.2 million or 49.0% of consolidated net sales, a decrease of $157.9 million or 17.0% when compared with international sales of $930.1 million or 48.8% of consolidated net sales for the first nine months of 2008. The decline in international sales resulted from decreased international sales from base businesses of $229.2 million, which includes the effect of foreign currency translation, partially offset by the impact of acquisitions completed in 2009 and 2008. The Company maintains a strong international sales presence in Europe and Asia in both reportable segments.
     New orders for the first nine months of 2009 were $1,451.3 million, a decrease of $556.9 million or 27.7% when compared with $2,008.2 million for the first nine months of 2008. As a result, the Company’s backlog of unfilled orders at September 30, 2009 was $595.1 million, a decrease of $123.5 million or 17.2% when compared with $718.6 million at December 31, 2008. The Company has experienced lower order rates as a result of the ongoing global economic recession.

Results of Operations (continued)
     Segment operating income for the first nine months of 2009 was $302.7 million, a decrease of $85.4 million or 22.0% when compared with segment operating income of $388.1 million for the first nine months of 2008. Segment operating income, as a percentage of sales, decreased to 19.2% for the first nine months of 2009 from 20.3% for the first nine months of 2008. The decrease in segment operating income and operating margins resulted primarily from the decrease in sales noted above, higher defined benefit pension expense and additional restructuring charges related to employee reductions, partially offset by profit contributions made by the acquisitions and cost reduction initiatives, including the cost savings achieved in the first nine months of 2009 from the restructuring activities related to the fourth quarter of 2008 restructuring charge.
     SG&A expenses for the first nine months of 2009 were $189.4 million, a decrease of $47.8 million or 20.2% when compared with $237.2 million for the first nine months of 2008. As a percentage of sales, SG&A expenses were 12.0% for the first nine months of 2009, compared with 12.4% for the first nine months of 2008. The decrease in SG&A expenses was primarily the result of lower sales and the Company’s cost savings initiatives. Additionally, the first nine months of 2008 includes a $7.1 million second quarter charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2005 restricted stock grant. For the first nine months of 2009, base business selling expenses decreased approximately 23%, compared with the same period of 2008, which was significantly higher than the Company’s internal sales decline. Selling expenses, as a percentage of sales, decreased to 10.4% for the first nine months of 2009, compared with 10.5% for the first nine months of 2008.
     Corporate administrative expenses for the first nine months of 2009 were $25.7 million, a decrease of $12.0 million or 31.8% when compared with $37.7 million for the first nine months of 2008. As a percentage of sales, corporate administrative expenses for the first nine months of 2009 were 1.6%, compared with 2.0% for the first nine months of 2008. The decrease in corporate administrative expenses was driven by the equity based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2008, noted above, as well as, the Company’s cost saving initiatives, including the restructuring activities.
     Consolidated operating income for the first nine months of 2009 was $276.9 million or 17.6% of sales, a decrease of $73.5 million or 21.0% when compared with $350.4 million or 18.4% of sales for the first nine months of 2008.
     Interest expense was $52.1 million for the first nine months of 2009, an increase of $6.1 million or 13.3% when compared with $46.0 million for the first nine months of 2008. The increase was due to the impact of the funding of the long-term private placement senior notes in the third and fourth quarters of 2008.
     Other expenses, net was $1.7 million for the first nine months of 2009, a decrease of $1.5 million when compared with $3.2 million for the first nine months of 2008. The decrease in other expenses was primarily due to an environmental provision recorded in the third quarter of 2008 resulting from an updated assessment of our existing sites, partially offset by higher interest income earned in the period. The provision covers the current assessment of the remediation and other known costs associated with these existing sites.
     The effective tax rate for the first nine months of 2009 was 31.0% compared with 32.6% for the first nine months of 2008. The lower effective tax rate for the first nine months of 2009 primarily reflects the impact of settlements of income tax examinations and state income tax planning initiatives. The higher effective tax rate for the first nine months of 2008 primarily reflects an increase in state and foreign income taxes and the impact of accelerated vesting of nondeductible restricted stock amortization, offset by the impact of the settlements of various income tax issues with U.S. taxing authorities and the favorable agreement in the UK related to deductible interest expense for which previously unrecognized tax benefits were recognized.
     Net income for the first nine months of 2009 was $153.9 million, a decrease of $49.2 million or 24.2% when compared with $203.1 million for the first nine months of 2008. Diluted earnings per share for the first nine months of 2009 was $1.43, which includes a $0.02 diluted earnings per share impact related to the third quarter of 2009 restructuring, a decrease of $0.46 or 24.3% when compared with $1.89 per diluted share for the first nine months of 2008.

Results of Operations (continued)
Segment Results
     Electronic Instruments (“EIG”) sales totaled $860.6 million for the first nine months of 2009, a decrease of $180.4 million or 17.3% when compared with $1,041.0 million for the first nine months of 2008. The sales decrease was due to an internal sales decline of approximately 19%, excluding an unfavorable 3% effect of foreign currency translation, driven primarily by EIG’s process and industrial products businesses. Partially offsetting the sales decrease was the recent acquisitions of Vision Research and Xantrex Programmable.
     EIG’s operating income was $176.8 million for the first nine months of 2009, a decrease of $60.7 million or 25.6% when compared with $237.5 million for the first nine months of 2008. EIG’s operating margins were 20.5% of sales for the first nine months of 2009 compared with 22.8% of sales for the first nine months of 2008. The decrease in segment operating income and operating margins was driven by the decrease in sales noted above, predominantly by weakness in the Aerospace aftermarket, Process and Industrial businesses, higher defined benefit pension expense and additional restructuring charges related to employee reductions, which was partially offset by the cost savings achieved from the restructuring activities related to the fourth quarter of 2008 restructuring charge.
     Electromechanical (“EMG”) sales totaled $714.3 million for the first nine months of 2009, a decrease of $152.1 million or 17.6% from $866.4 million for the first nine months of 2008. The sales decrease was due to an internal sales decline of approximately 22%, excluding an unfavorable 4% effect of foreign currency translation, driven primarily by EMG’s EMIP and cost driven motors businesses. Partially offsetting the sales decrease was the recent acquisitions of Drake Air, MCG, Reading Alloys, Muirhead and High Standard Aviation.
     EMG’s operating income was $125.9 million for the first nine months of 2009, a decrease of $24.6 million or 16.3% when compared with $150.5 million for the first nine months of 2008. EMG’s decrease in operating income was driven by the decrease in sales, partially offset by profit contributions made by the acquisitions mentioned above. EMG’s operating margins were 17.6% of sales for the first nine months of 2009 compared with 17.4% of sales for the first nine months of 2008. The increase in operating margins was primarily driven by Operational Excellence capabilities and cost reduction initiatives throughout the Group, including the cost savings achieved from the restructuring activities related to the fourth quarter of 2008 restructuring charge.

Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $255.9 million for the first nine months of 2009, an increase of $51.3 million or 25.1% when compared with $204.6 million for the first nine months of 2008. The increase in operating cash flow was primarily the result of lower overall operating working capital levels, which includes a tax refund that resulted from the Company’s higher year end 2008 defined benefit pension contributions. The increase in cash provided by operating activities was partially offset by the $49.2 million decrease in net income and $19.9 million in defined benefit pension contributions paid for the first nine months of 2009, compared with $2.6 million in defined benefit pension contributions paid for the first nine months of 2008. Free cash flow (cash flow from operating activities less capital expenditures) was $234.4 million for the first nine months of 2009, compared with $173.6 million for the same period in 2008. Free cash flow is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     Cash used for investing activities totaled $64.2 million for the first nine months of 2009, compared with $419.5 million for the first nine months of 2008. For the first nine months of 2009, the Company paid $43.0 million for two business acquisitions, net of cash received, compared with $399.0 million paid for five business acquisitions and one technology line, net of cash received, for the first nine months of 2008. Additions to property, plant and equipment totaled $21.5 million for the first nine months of 2009, compared with $31.0 million for the first nine months of 2008.
     Cash used for financing activities totaled $81.8 million for the first nine months of 2009, compared with $214.7 million of cash provided by financing activities for the first nine months of 2008. In the first nine months of 2009, the net total borrowings decreased by $75.9 million, compared with a net total borrowings increase of $279.8 million in the first nine months of 2008. Additionally, for the first nine months of 2008, the Company repurchased 1.3 million shares of the Company’s common stock for $57.4 million. In May 2009, the Company chose not to renew its $100 million accounts receivable securitization facility.
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
     At September 30, 2009, total debt outstanding was $1,059.7 million, compared with $1,111.7 million at December 31, 2008, with no significant maturities until 2012. Total long-term debt at September 30, 2009 was $974.3 million. The debt-to-capital ratio was 41.7% at September 30, 2009, compared with 46.3% at December 31, 2008. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 36.7% at September 30, 2009, compared with 44.3% at December 31, 2008. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

Financial Condition (continued)
     As a result of the Company’s cash flow activities discussed above, cash and cash equivalents at September 30, 2009 totaled $201.0 million, compared with $87.0 million at December 31, 2008. The Company’s liquidity has not been impacted by the recent financial crisis nor do we expect liquidity to be impacted in the near future. Additionally, the Company is in compliance with all of its debt covenants, which includes its financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
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
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of September 30, 2009.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 5, 2009