Form 10-K
period 2009-12-31
AMETEK INC/
filed 2010-02-25
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,716,907,826 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of January 29, 2010 was 107,910,425.

Documents Incorporated by Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on April 28, 2010.

AMETEK, Inc.

2009 Form 10-K Annual Report

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

Efficient and Low-Cost Manufacturing Operations.  EMG has motor manufacturing plants in China, the Czech Republic, Mexico and Brazil to lower its costs and achieve strategic proximity to its customers, providing the opportunity to increase international sales and market share. Certain of the Company’s electronic instrument businesses have relocated manufacturing operations to low-cost locales. Furthermore, strategic acquisitions and joint ventures in Europe, North America and Asia have resulted in additional cost savings and synergies through the consolidation of operations, product lines and distribution channels, which benefits both operating groups.

Experienced Management Team.  Another key component of AMETEK’s success is the strength of its management team and its commitment to the performance of the Company. AMETEK’s senior management has extensive experience, averaging approximately 24 years with the Company, and is financially committed to the Company’s success through Company-established stock ownership guidelines and equity incentive programs.

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

New Product Development.  AMETEK enjoys an excellent reputation for product innovation, technical know-how and new product development. Among its most recent product introductions are:

•	JOFRA® RTC-156 reference temperature calibrator that incorporates a number of performance features that make it the most advanced dry-block temperature calibrator available;

•	SPECTROMAXxtm stationery metal analyzer — the fifth generation of this highly successful trace element analyzer offers improved flexibility, reduced cost and greater ease of use;

•	AMETEK® Model 5100 line of non-contact gas analyzers based on tunable diode laser absorption technology for natural gas pipeline applications;

•	AMETEK® hydraulic pressure transducers, hydraulic temperature sensors, flight data system accelerometers and a suite of cooling fans that were selected for the ultra-long range, technically advanced Gulfstream G650 business jet;

•	Broadband FOCUS integrated multiplexer allows electric utilities and industrial power users to upgrade their communications networks to gigabit speeds without replacing existing equipment;

•	Vision Research Phantom v12 high-speed camera, which can shoot at speeds up to one million frames per second that was recognized by Popular Science magazine as one of the most innovative technical products of the year;

•	PITTMAN® 6000 brushless DC servo motors that are engineered to deliver more power in a smaller package for a wide range of data storage, medical/biotech, semiconductor processing and motion control applications;

•	SAiGEtm ground breaking remote uninterruptible power supply (UPS) monitoring system that is ideally suited for the power generation, petrochemical, chemical, offshore oil and gas and other process control industries;

•	Drexelbrook® Safety IntelliPoint RF level switch, the first RF Admittance level switch to meet the American Petroleum Institute’s recommended practice for overfill and spill protection for ground level bulk storage facilities;

•	AMETEK® 6.6-inch diameter motor-blower achieves significantly greater efficiency and life expectancy in the same footprint as a 5.7-inch diameter blower for a wide range of vacuum and blower applications.

Global and Market Expansion.  AMETEK’s largest presence outside the United States is in Europe, where it has operations in the United Kingdom, Germany, Denmark, Italy, the Czech Republic, Romania, France, Austria and the Netherlands. These operations provide design, engineering and manufacturing capability, product-line breadth, enhanced European distribution channels and low-cost production. AMETEK has a leading market position in European floor care motors and a significant presence in many of its instrument businesses. It has grown sales in Latin America and Asia by building and expanding low-cost electric motor and instrument plants in Reynosa, Mexico and motor manufacturing plants near Sao Paulo, Brazil and in Shanghai, China. It also continues to achieve geographic expansion and market expansion in Asia through joint ventures in China, Taiwan and Japan and a direct sales and marketing presence in Singapore, Japan, China, Taiwan, Hong Kong, South Korea, India, the Middle East and Russia.

Strategic Acquisitions and Alliances.  The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired businesses. Since the beginning of 2005, through December 31, 2009, the Company has completed 24 acquisitions with annualized sales totaling approximately $1.0 billion, including three acquisitions in 2009 (see “Recent Acquisitions”). Through these and prior acquisitions, the Company’s management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue this acquisition strategy.

2009 OVERVIEW

Operating Performance

In 2009, AMETEK generated sales of $2.1 billion, a decrease of 17% from 2008. The Company’s results include the contributions of recently acquired businesses and the Company’s continuing cost reduction initiatives.

Financing

During the second quarter of 2009, the Company paid in full a 40 million British pound ($62.0 million) borrowing under the revolving credit facility. At December 31, 2009, the Company had no borrowings outstanding under the revolving credit facility. The $100 million accounts receivable securitization facility was not renewed by the Company in May 2009.

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

In July 2008, the Company paid in full the $225 million 7.20% senior notes due July 2008 using the proceeds from borrowings under its existing revolving credit facility. Also in July 2008, the Company obtained the second funding of $80 million in aggregate principal amount of 6.35% senior notes due July 2018 under the 2007 private placement agreement, which completed the sale of $450 million in senior notes to a group of institutional investors. The first funding of the 2007 private placement occurred in December 2007 for $370 million, consisting of $270 million in aggregate principal amount of 6.20% senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% senior notes due December 2019.

Recent Acquisitions

The Company spent approximately $72.9 million in cash, net of cash acquired, for business acquisitions in 2009.

In January 2009, the Company acquired High Standard Aviation, a provider of electric and electromechanical, hydraulic, and pneumatic repair services to the aerospace industry. High Standard Aviation is a part of EMG.

In September 2009, the Company completed a small acquisition of two related businesses in India, Unispec Marketing Pvt. Ltd. and Thelsha Technical Services Pvt. Ltd. These businesses provide an established sales, distribution and service network in India and are a part of EIG.

In December 2009, the Company acquired Ameron Global, a manufacturer of highly engineered pressurized gas components and systems for commercial and aerospace customers. Ameron Global is also a leader in maintenance, repair and overhaul of fire suppression and oxygen supply systems. Ameron Global is a part of EMG.

Financial Information About Reportable Segments, Foreign Operations and Export Sales

Information with respect to reportable segments and geographic areas is set forth in Note 17 to the Consolidated Financial Statements.

The Company’s international sales decreased 16% to $1,031.7 million in 2009. The decrease was driven by the decline in international sales from base businesses, partially offset by the impact of acquisitions completed in 2009 and 2008. The Company experienced decreases in export sales of products manufactured in the United States, as well as decreased sales from overseas operations. International sales represented 49% of consolidated net sales in 2009 compared with 48% in 2008.

Description of Business

The products and markets of each reportable segment are described below:

EIG

EIG is comprised of a group of differentiated businesses. EIG applies its specialized market focus and technology to manufacture instruments used for testing, monitoring, calibration and display for the process, aerospace, industrial and power markets. EIG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EIG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including aerospace engine sensors, heavy-vehicle instrument panels, analytical instrumentation, level measurement products, power instruments and pressure gauges. It has joint venture operations in China, Taiwan and Japan. 53% of EIG’s 2009 sales were to markets outside the United States.

At December 31, 2009, EIG employed approximately 4,800 people, of whom approximately 800 were covered by collective bargaining agreements. EIG had 48 manufacturing facilities: 34 in the United States, seven in the United Kingdom, two in Germany and one each in France, Austria, Denmark, Argentina and Canada at December 31, 2009. EIG also shares manufacturing facilities with EMG in Mexico.

Process and Analytical Instrumentation Markets and Products

63% of EIG’s 2009 sales were from instruments for process and analytical measurement and analysis. These include: oxygen, moisture, combustion and liquid analyzers; emission monitors; spectrometers; mechanical and electronic pressure sensors and transmitters; radiation measurement devices; level measurement devices; precision pumping systems; and force-measurement and materials testing instrumentation. EIG’s focus is on the process industries, including oil, gas and petrochemical refining, power generation, specialty gas production, water and waste treatment, natural gas distribution and semiconductor manufacturing. AMETEK’s analytical instruments are also used for precision measurement in a number of other applications including radiation detection for Homeland Security, materials analysis, nanotechnology research and other test and measurement applications.

Unispec Marketing Pvt. Ltd. and Thelsha Technical Services Pvt. Ltd., acquired in September 2009, provides an established sales, distribution and service network in India serving the quality control and analytical instrumentation market. These acquisitions strengthen our presence in India through AMETEK Instruments India Private Limited (AIIPL), established in early 2009. AIIPL provides a full range of pre- and post-sales support to customers from a newly opened facility in Whitefield, Bangalore.

Vision Research, Inc., acquired in June 2008, is a global leader and innovator in high-speed digital imaging technology. Its highly differentiated products include a broad array of high-speed digital cameras for capturing data in product characterization and motion analysis applications, including a high-speed digital camera, the Phantom® v12, capable of capturing one million pictures per second.

Power and Industrial Instrumentation Markets and Products

21% of EIG’s 2009 sales were to the power and industrial instrumentation markets.

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

The programmable power business of Xantrex Technology, Inc., acquired in July 2008, is a leader in programmable AC and DC power sources used to test electrical and electronic products by simulating various input voltages, frequencies and potentially harmful line transients. Its products are used in design verification testing, manufacturing, quality assurance and regulatory compliance by its customers in a wide range of industries, including aviation, military, and general electronics.

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

Aerospace Instrumentation Markets and Products

16% of EIG’s 2009 sales were from aerospace products. AMETEK’s aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements. Its aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Acquisitions have complemented and expanded EIG’s core sensor and transducer product line, used in a wide range of aerospace applications.

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

Among its more significant competitive advantages are EIG’s 50-plus years of experience as an aerospace supplier and its long-standing customer relationships with global commercial aircraft Original Equipment Manufacturers (“OEMs”). Its customers are the leading producers of airframes and jet engines and other aerospace system integrators. It also serves the commercial aerospace aftermarket with spare part sales and repair and overhaul services.

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 14% of EIG’s 2009 sales were made to its five largest customers and no one customer accounted for 10% or more of 2009 consolidated net sales.

EMG

EMG is among the leaders in many of the specialized markets it serves, including highly engineered motors, blowers, fans, heat exchangers, connectors, and other electromechanical products or systems for commercial and military aerospace applications, defense, medical equipment, business machines, computers and other power or industrial applications. In its cost-driven motor business, the Company believes that EMG is the world’s largest producer of high-speed, air-moving electric motors for OEMs of floor care products. EMG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. 45% of EMG’s 2009 sales were to customers outside the United States.

At December 31, 2009, EMG employed approximately 5,100 people, of whom approximately 1,900 were covered by collective bargaining agreements (including some that are covered by local unions). EMG had 51 manufacturing facilities: 30 in the United States, ten in the United Kingdom, three in France, two each in Italy, Mexico and the Czech Republic and one each in China and Brazil at December 31, 2009.

Differentiated Businesses

Differentiated businesses account for an increasing proportion of EMG’s overall sales base. Differentiated businesses represented 76% of EMG’s sales in 2009 and are comprised of the technical motors and systems businesses and the engineered materials, interconnects and packaging businesses.

Technical Motors and Systems Markets and Products

Technical motors and systems, representing 49% of EMG’s 2009 sales, consist of brushless motors, blowers and pumps, as well as other electromechanical systems. These products are used in aerospace and defense, business machines, computer equipment, mass transit vehicles, medical equipment, power, and industrial applications.

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

EMG also serves the commercial and military aerospace third party maintenance, repair and overhaul (“MRO”) market. These businesses provide these services on a global basis with facilities in the United States, Europe, and Singapore.

Ameron Global, acquired in December 2009, is a manufacturer of highly engineered pressurized gas components and systems for commercial and aerospace customers and is a leader in MRO of fire suppression and oxygen supply systems.

High Standard Aviation, acquired in January 2009, is a provider of electrical and electromechanical, hydraulic and pneumatic repair services to the aerospace industry.

Muirhead Aerospace Limited, acquired in November 2008, is a leading manufacturer of motion technology products and a provider of avionics repair and overhaul services for the aerospace and defense markets.

MCG, acquired in February 2008, is a leading global manufacturer of highly customized motors and motion control solutions for the medical, life sciences, industrial automation, semiconductor and aviation markets.

Drake Air, also acquired in February 2008, provides heat-transfer repair services to the commercial aerospace industry and represents a further expansion of AMETEK’s growing presence in the global aerospace MRO industry.

Engineered Materials, Interconnects and Packaging Markets and Products

27% of EMG’s 2009 sales are engineered materials, interconnects and packaging products. AMETEK is an innovator and market leader in specialized metal powder, strip, wire and bonded products. It produces stainless steel and nickel clad alloys; stainless steel, cobalt and nickel alloy powders; metal strip; specialty shaped and electronic wire; and advanced metal matrix composites used in electronic thermal management. Its products are used in automotive, appliance, medical and surgical, aerospace, telecommunications, marine and general industrial applications. Its niche market focus is based upon proprietary manufacturing technology and strong customer relationships.

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

Floor Care and Specialty Motor Markets and Products

24% of EMG’s 2009 sales are to floor care and specialty motor markets, where it has the leading share, through its sales of air-moving electric motors to most of the world’s major floor care OEMs, including vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floor care products, ranging from hand-held, canister and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

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

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 10% of EMG’s 2009 sales were made to its five largest customers and no one customer accounted for 10% or more of 2009 consolidated net sales.

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

Backlog and Seasonal Variations of Business

The Company’s backlog of unfilled orders by business segment was as follows at December 31:

	2009	2008	2007
	(In millions)

Electronic Instruments	$284.3	$324.8	$314.1
Electromechanical	364.1	393.8	374.1

Total	$648.4	$718.6	$688.2

The lower backlog at December 31, 2009 was primarily due to the global economic recession, partially offset by the acquisition of High Standard Aviation and Ameron Global in 2009 and the positive impact of a weakening U.S. dollar when compared to the British pound and Euro.

Of the total backlog of unfilled orders at December 31, 2009, approximately 82% is expected to be shipped by December 31, 2010. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

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

Research, Product Development and Engineering

The Company is committed to research, product development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development and engineering costs before customer reimbursement were $101.4 million, $115.9 million and $102.9 million in 2009, 2008 and 2007, respectively. Customer reimbursements in 2009, 2008 and 2007 were $5.5 million, $6.1 million and $7.1 million, respectively. These amounts included net Company-funded research and development expenses of $50.5 million, $57.5 million and $52.9 million, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Information with respect to environmental matters is set forth in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters” and in Note 19 to the Consolidated Financial Statements.

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

Employees

At December 31, 2009, the Company employed approximately 10,100 people in its EMG, EIG and corporate operations, of whom approximately 2,600 employees were covered by collective bargaining agreements. The Company has five collective bargaining agreements that will expire in 2010, which covers less than 200 employees. The Company expects no material adverse effects from the pending labor contract negotiations.

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

The global economy has recently undergone a period of unprecedented volatility and distress in financial markets, as well as a general slowdown in demand, including in many of the end markets we serve. A prolonged period of economic decline or stagnation could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors we have described below. These economic developments affect businesses such as ours in a number of ways. Our global business is adversely affected by decreases in the general level of economic activity, such as decreases in business and consumer spending, capital spending, air travel, industrial production and government procurement. Any economic slowdown results in a decrease in or cancellation of orders for our products and services and negatively impacts the ability of our customers to make timely payments. In addition, the potential for one or more of our customers or suppliers to experience financial distress or bankruptcy is increased. Furthermore, a disparate impact on, or government actions affecting, one of the major economies could produce volatility in the rate of exchange for the U.S. dollar against certain major currencies, adversely affecting our results. We are unable to predict the timing, duration and severity of any further disruptions in financial markets or adverse economic conditions in the U.S. and other countries.

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

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2005, through December 31, 2009, we have completed 24 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategies in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:

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

International sales for 2009 and 2008 represented 49% and 48% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. International operations are subject to the customary risks of operating in an international environment, including:

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

Our operations are subject to numerous federal, state, local and foreign governmental laws and regulations. In addition, existing laws and regulations may be revised or reinterpreted and new laws and regulations, including with respect to climate change, may be adopted or become applicable to us or customers for our products. We cannot predict the form any such new laws or regulations will take or the impact any of these laws and regulations will have on our business or operations.

We may be required to defend lawsuits or pay damages in connection with alleged or actual harm caused by our products.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in harm to others or to property. For example, our operations expose us to potential liabilities for personal injury or death as a result of the failure of, for instance, an aircraft component that has been designed, manufactured or serviced by us. We may incur a significant liability if product liability lawsuits against us are successful. While we believe our current general liability and product liability insurance is adequate to protect us from future claims, we cannot assure that coverage will be adequate to cover all claims that may arise. Additionally, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or for which third-party indemnification is not available could have a material adverse effect on our business, financial condition and results of operations.

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

In 2009, the financial markets have experienced a significant liquidity shortfall as a result of diverse conditions that have caused the failure and near failure of a number of large financial services companies. If the availability of funds remains limited, we could incur increased costs associated with renewal of our credit facility and/or other debt instruments. In addition, it is possible that our ability to access the credit market may be limited by these or other factors, at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. Notwithstanding the foregoing, at this time, we believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends to our shareholders, any contemplated acquisitions and share repurchases for the foreseeable future.

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

Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2009, goodwill and other intangible assets, net of accumulated amortization, totaled $1,799.2 million or 55% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, we could reflect, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has 99 operating plant facilities in 22 states and 12 foreign countries. Of these facilities, 50 are owned by the Company and 49 are leased. The properties owned by the Company consist of approximately 640 acres, of which approximately 4.3 million square feet are under roof. Under lease is a total of approximately 1.5 million square feet. The leases expire over a range of years from 2010 to 2082, with renewal options for varying terms contained in many of the leases. Production facilities in China, Taiwan and Japan provide the Company with additional production capacity through the Company’s investment in 50% or less owned joint ventures. The Company’s executive offices in Paoli, Pennsylvania, occupy approximately 34,000 square feet under a lease that expires in September 2010.

The Company’s machinery and equipment, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment was as follows at December 31, 2009:

	Number of
	Operating
	Plant Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased

Electronic Instruments	25	23	1,994,000	788,000
Electromechanical	25	26	2,257,000	685,000

Total	50	49	4,251,000	1,473,000

Item 3.	Legal Proceedings

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

In August 2009, the Company agreed to a Stipulation and Settlement Agreement with the San Diego Regional Water Quality Control Board regarding the 2008 Notice of Administrative Civil Liability related to a former subsidiary which became a separate company in 1988 and filed for bankruptcy liquidation in 2007, whereby the Company paid and deferred minor penalties, which were covered by previously established reserves. (Also see “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19 to the Consolidated Financial Statements.)

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 29, 2010, there were approximately 2,200 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

Under its share repurchase program, the Company repurchased approximately 1,263,000 shares of common stock for $57.4 million in 2008 to offset the dilutive effect of shares granted as equity-based compensation. The Company did not repurchase shares in 2009.

The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
Dividends paid per share	$0.06	$0.06	$0.06	$0.06
Common stock trading range:
High	$33.36	$35.78	$38.63	$39.79
Low	$24.54	$29.42	$30.25	$33.26
2008
Dividends paid per share	$0.06	$0.06	$0.06	$0.06
Common stock trading range:
High	$46.95	$53.12	$52.50	$41.24
Low	$37.09	$43.80	$37.74	$27.32

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Number of securities
	Number of securities		remaining available
	to be issued	Weighted average	for future issuance
	upon exercise of	exercise price of	under equity
	outstanding options,	outstanding options,	compensation plans
	warrants	warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,405,521	$31.56	2,464,592
Equity compensation plans not approved by security holders	—	—	—

Total	4,405,521	$31.56	2,464,592

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

The following graph and accompanying table compare the cumulative total shareholder return for AMETEK, Inc. over the last five years ended December 31, 2009 with total returns for the same period for the Russell 1000 Index and the Dow Jones U.S. Electronic Equipment Index. The performance graph and table assume a $100 investment made on December 31, 2004 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

	December 31,
	2004	2005	2006	2007	2008	2009

AMETEK, Inc.	$100.00	$119.96	$135.49	$200.54	$130.09	$165.84
Russell 1000 Index*	100.00	106.27	122.70	129.78	80.99	104.01
Dow Jones U.S. Electronic Equipment Index*	100.00	107.66	124.17	145.71	85.54	123.00

*	Includes AMETEK, Inc.

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2009, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

	2009		2008		2007		2006		2005
	(In millions, except per share amounts)

Consolidated Operating Results (Year Ended December 31):
Net sales	$2,098.4		$2,531.1		$2,136.9		$1,819.3		$1,434.5
Operating income(1)	$366.1		$432.7		$386.6		$309.0		$233.5
Interest expense	$(68.8)		$(63.7)		$(46.9)		$(42.2)		$(32.9)
Net income(1)	$205.8		$247.0		$228.0		$181.9		$136.4
Earnings per share(1):
Basic	$1.93		$2.33		$2.15		$1.74		$1.31
Diluted	$1.91		$2.30		$2.12		$1.71		$1.29
Dividends declared and paid per share	$0.24		$0.24		$0.24		$0.18		$0.16
Weighted average common shares outstanding:
Basic	106.8		106.1		105.8		104.8		103.7
Diluted	107.9		107.4		107.6		106.6		105.6
Performance Measures and Other Data:
Operating income — Return on sales(1)	17.4%		17.1%		18.1%		17.0%		16.3%
— Return on average total assets(1)	11.6%		14.9%		15.9%		15.8%		14.6%
Net income — Return on average total capital(1)(5)	8.2%		10.9%		12.0%		11.8%		10.7%
— Return on average stockholders’ equity(1)(5)	14.4%		19.5%		20.7%		20.5%		18.5%
EBITDA(1)(2)	$428.0		$489.4		$433.9		$351.4		$269.9
Ratio of EBITDA to interest expense(1)(2)	6.3	x	7.7	x	9.3	x	8.3	x	8.2	x
Depreciation and amortization	$65.5		$63.3		$52.7		$45.9		$39.4
Capital expenditures	$33.1		$44.2		$37.6		$29.2		$23.3
Cash provided by operating activities	$364.7		$247.3		$278.5		$226.0		$155.7
Free cash flow(3)	$331.6		$203.1		$240.9		$196.8		$132.4
Ratio of earnings to fixed charges(6)	4.8	x	6.1	x	7.3	x	6.6	x	6.2	x
Consolidated Financial Position (At December 31):
Current assets	$969.4		$954.6		$952.2		$684.1		$556.3
Current liabilities	$424.3		$447.5		$640.8		$480.9		$405.8
Property, plant and equipment, net	$310.1		$307.9		$293.1		$258.0		$228.5
Total assets	$3,246.0		$3,055.5		$2,745.7		$2,130.9		$1,780.6
Long-term debt	$955.9		$1,093.2		$667.0		$518.3		$475.3
Total debt	$1,041.7		$1,111.7		$903.0		$681.9		$631.4
Stockholders’ equity(5)	$1,567.0		$1,287.8		$1,240.7		$966.7		$809.5
Stockholders’ equity per share(5)	$14.53		$12.07		$11.56		$9.11		$7.66
Total debt as a percentage of capitalization(5)	39.9%		46.3%		42.1%		41.4%		43.8%
Net debt as a percentage of capitalization(4)(5)	33.7%		44.3%		37.1%		39.6%		42.4%

See Notes to Selected Financial Data on page 20.

Notes to Selected Financial Data

(1)	Amounts for 2005 reflect the retrospective application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Compensation — Stock Compensation Topic 718, (“ASC 718”) to expense stock options. The adoption of ASC 718 reduced operating income, net income and diluted earnings per share by the following amounts:

	Reduction of Amounts Originally Reported:
			Diluted Earnings
Impact of Adopting ASC 718	Operating Income	Net Income	Per Share
	(In millions, except per share amounts)

2005	$5.9	$4.3	$0.04

(2)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The following table presents the reconciliation of net income reported in accordance with U.S. generally accepted accounting principles (“GAAP”) to EBITDA:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions)

Net income	$205.8	$247.0	$228.0	$181.9	$136.4

Add (deduct):
Interest expense	68.8	63.7	46.9	42.2	32.9
Interest income	(1.0)	(3.9)	(2.1)	(0.4)	(0.7)
Income taxes	88.9	119.3	108.4	81.8	61.9
Depreciation	42.2	45.8	42.3	38.9	35.0
Amortization	23.3	17.5	10.4	7.0	4.4

Total adjustments	222.2	242.4	205.9	169.5	133.5

EBITDA	$428.0	$489.4	$433.9	$351.4	$269.9

(3)	Free cash flow represents cash flow from operating activities less capital expenditures. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 2 above). The following table presents the reconciliation of cash flow from operating activities reported in accordance with U.S. GAAP to free cash flow:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions)

Cash provided by operating activities	$364.7	$247.3	$278.5	$226.0	$155.7
Deduct: Capital expenditures	(33.1)	(44.2)	(37.6)	(29.2)	(23.3)

Free cash flow	$331.6	$203.1	$240.9	$196.8	$132.4

(4)	Net debt represents total debt minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by securities analysts, investors and other parties in evaluating the Company. (Also see note 2 above). The following table presents the reconciliation of total debt in accordance with U.S. GAAP to net debt:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In millions)

Total debt	$1,041.7	$1,111.7	$903.0	$681.9	$631.4
Less: Cash and cash equivalents	(246.4)	(87.0)	(170.1)	(49.1)	(35.5)

Net debt	795.3	1,024.7	732.9	632.8	595.9
Stockholders’ equity	1,567.0	1,287.8	1,240.7	966.7	809.5

Capitalization (net debt plus stockholders’ equity)	$2,362.3	$2,312.5	$1,973.6	$1,599.5	$1,405.4

Net debt as a percentage of capitalization	33.7%	44.3%	37.1%	39.6%	42.4%

(5)	The adoption of certain provisions in FASB ASC Compensation — Retirement Benefits Topic 715, for our defined benefit pension plans, which were effective December 31, 2006, resulted in a reduction of $32.7 million to stockholders’ equity. The adoption of provisions in FASB ASC Income Taxes Topic 740, as of January 1, 2007, resulted in a $5.9 million charge to the opening balance of stockholders’ equity.

(6)	Penalties and interest accrued related to unrecognized tax benefits are recognized in income tax expense. Refer to Exhibit 12 for the calculation of the ratio of earnings to fixed charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

As a global business, AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. Beginning in the fourth quarter of 2008 and throughout most of 2009, the Company experienced lower order rates as a result of the global economic recession. However, order rates stabilized in the third quarter of 2009 and began to increase in the fourth quarter of 2009. In 2009, the Company posted solid sales, operating income, net income and diluted earnings per share given the global economic recession. The impact of contributions from recent acquisitions combined with successful Operational Excellence initiatives had a positive impact on 2009 results. The Company also benefited from its strategic initiatives under AMETEK’s four growth strategies: Operational Excellence, New Product Development, Global and Market Expansion and Strategic Acquisitions and Alliances. Highlights of 2009 were:

•	During 2009, the Company completed the following acquisitions:

•	In January 2009, the Company acquired High Standard Aviation. High Standard Aviation is a provider of electrical and electromechanical, hydraulic and pneumatic repair services to the aerospace industry.

•	In September 2009, the Company completed a small acquisition of two businesses in India, Unispec Marketing Pvt. Ltd. and Thelsha Technical Services Pvt. Ltd. This acquisition provides the Company with an established sales, distribution and service network in India serving the quality control and analytical instrumentation market.

•	In December 2009, the Company acquired Ameron Global, a manufacturer of highly engineered pressurized gas components and systems for commercial and aerospace customers. Ameron Global is also a leader in maintenance, repair and overhaul of fire suppression and oxygen supply systems

•	The Company continues to maintain a strong international sales presence. International sales, including U.S. export sales, were $1,031.7 million or 49.2% of consolidated sales in 2009, compared with $1,225.5 million or 48.4% of consolidated sales in 2008.

•	The Company continued its emphasis on investment in research, development and engineering, spending $101.4 million in 2009 before customer reimbursement of $5.5 million. Sales from products introduced in the last three years were $394.0 million or 18.8% of sales.

•	In 2009, the Company paid in full a 40 million British pound ($62.0 million) borrowing under the revolving credit facility in the second quarter and a 10.5 million British pound ($16.9 million) floating-rate term note in the fourth quarter.

•	As a result of the 2009 and 2008 Operational Excellence initiatives, which included initiatives associated with the 2008 year end restructuring, the Company achieved $135 million in cost savings in 2009. The 2008 year end restructuring included pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.25 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million).

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net sales(1):
Electronic Instruments	$1,146,578	$1,402,653	$1,199,757
Electromechanical	951,777	1,128,482	937,093

Consolidated net sales	$2,098,355	$2,531,135	$2,136,850

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$232,875	$306,764	$260,338
Electromechanical	166,582	175,181	167,166

Total segment operating income	399,457	481,945	427,504
Corporate administrative and other expenses	(33,407)	(49,291)	(40,930)

Consolidated operating income	366,050	432,654	386,574
Interest and other expenses, net	(71,417)	(66,438)	(50,130)

Consolidated income before income taxes	$294,633	$366,216	$336,444

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Results of Operations

In 2009, the Company posted solid sales, operating income, net income, diluted earnings per share and cash flow given the global economic recession. The Company’s results include contributions from acquisitions completed in 2009 and the acquisitions of Motion Control Group (“MCG”), Drake Air (“Drake”) and Newage Testing Instruments in February 2008, Reading Alloys in April 2008, Vision Research, Inc. in June 2008, the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”) in August 2008 and Muirhead Aerospace Limited (“Muirhead”) in November 2008. The Company believes the impact of the global economic recession stabilized in the third quarter of 2009, with increased operating results in the fourth quarter of 2009 in most of its markets when compared to the previous quarters of 2009, and expects operating results in 2010 to show further moderate improvement. The full year impact of the 2009 acquisitions and our Operational Excellence capabilities should have a positive impact on our 2010 results.

Net sales for 2009 were $2,098.4 million, a decrease of $432.7 million or 17.1% when compared with net sales of $2,531.1 million in 2008. Net sales for Electronic Instruments Group (“EIG”) were $1,146.6 million in 2009, a decrease of 18.3% from sales of $1,402.7 million in 2008. Net sales for Electromechanical Group (“EMG”) were $951.8 million in 2009, a decrease of 15.7% from sales of $1,128.5 million in 2008. The decline in net sales was primarily attributable to lower order rates as a result of the global economic recession, partially offset by the impact of the acquisitions mentioned above. The Company’s internal sales declined approximately 21% in 2009, which excludes a 2% unfavorable effect of foreign currency translation. The acquisitions mentioned above offset approximately 6% of the Company’s internal sales decline.

Total international sales for 2009 were $1,031.7 million or 49.2% of consolidated net sales, a decrease of $193.8 million or 15.8% when compared with international sales of $1,225.5 million or 48.4% of consolidated net sales in 2008. The decline in international sales resulted from decreased international sales from base businesses of

$272.5 million, which includes the effect of foreign currency translation, partially offset by the impact of the acquisitions completed in 2009 and 2008. The Company maintains a strong international sales presence in Europe and Asia by both reportable segments. Export shipments from the United States, which are included in total international sales, were $400.6 million in 2009, a decrease of $77.9 million or 16.3% compared with $478.5 million in 2008. Export shipments declined primarily due to decreased exports from the base businesses, partially offset by the acquisitions noted above.

New orders for 2009 were $2,028.1 million, a decrease of $533.4 million or 20.8% when compared with $2,561.5 million in 2008. Throughout most of 2009, the Company experienced lower order rates as a result of the global economic recession. However, order rates stabilized in the third quarter of 2009 and began to increase in the fourth quarter of 2009. As a result, the Company’s backlog of unfilled orders at December 31, 2009 was $648.4 million, a decrease of $70.2 million or 9.8% when compared with $718.6 million at December 31, 2008.

Segment operating income for 2009 was $399.5 million, a decrease of $82.4 million or 17.1% when compared with segment operating income of $481.9 million in 2008. Segment operating income, as a percentage of sales, was 19.0% in both 2009 and 2008. The decrease in segment operating income resulted primarily from the decrease in sales noted above and higher defined benefit pension expense, partially offset by profit contributions made by the acquisitions and cost reduction initiatives, including $135 million of cost savings achieved in 2009 primarily from the restructuring activities related to the fourth quarter of 2008 restructuring charges. As a result of defined benefit pension plan contributions in 2009 and 2008, as well as overall stock market performance in 2009, the Company expects defined benefit pension expense to be lower in 2010.

Selling, general and administrative (“SG&A”) expenses for 2009 were $254.1 million, a decrease of $68.5 million or 21.2% when compared with $322.6 million in 2008. As a percentage of sales, SG&A expenses were 12.1% for 2009, compared with 12.7% in 2008. The decrease in SG&A expenses was primarily the result of lower sales and the Company’s cost savings initiatives. Additionally, 2008 SG&A expenses includes both a $7.1 million charge, recorded in corporate administrative expenses, related to the accelerated vesting of an April 2005 restricted stock grant in the second quarter of 2008 and $7.1 million of SG&A expense related to fourth quarter of 2008 restructuring charges and asset write-downs. Base business selling expenses decreased approximately 22%, which was in line with the Company’s 2009 sales decline. Selling expenses, as a percentage of sales, decreased to 10.5% for 2009, compared with 10.8% in 2008 due to the previously mentioned cost savings initiatives.

Corporate administrative expenses for 2009 were $33.2 million, a decrease of $16.0 million or 32.5% when compared with $49.2 million in 2008. As a percentage of sales, corporate administrative expenses were 1.6% for 2009, compared with 1.9% in 2008. The decrease in corporate administrative expenses was driven by the equity-based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2008, lower short-term incentive compensation in 2009 and the Company’s cost saving initiatives, including the restructuring activities, noted above.

Consolidated operating income was $366.1 million or 17.4% of sales for 2009, a decrease of $66.6 million or 15.4% when compared with $432.7 million or 17.1% of sales in 2008.

Interest expense was $68.8 million for 2009, an increase of $5.1 million or 8.0% when compared with $63.7 million in 2008. The increase was due to the full-year impact of the funding of the long-term private placement senior notes in the third and fourth quarters of 2008, partially offset by the repayment of 40 million British-pound-denominated debt under the revolver in the second quarter of 2009.

The effective tax rate for 2009 was 30.2% compared with 32.6% in 2008. The lower effective tax rate for 2009 primarily reflects the impact of settlements of income tax examinations and benefits obtained from state and international income tax planning initiatives. The higher effective tax rate for 2008 primarily reflects an increase in state and foreign income taxes and the impact of accelerated vesting of non-deductible restricted stock amortization, offset by the impact of settlements of various income tax issues with U.S. taxing authorities and a favorable agreement in the United Kingdom related to deductible interest expense for which previously unrecognized tax benefits were recognized. See Note 13 of the notes to consolidated financial statements included in this Form 10-K for further details.

Net income for 2009 was $205.8 million, a decrease of $41.2 million or 16.7% when compared with $247.0 million in 2008. Diluted earnings per share for 2009 was $1.91, a decrease of $0.39 or 17.0% when compared with $2.30 per diluted share in 2008. Diluted earnings per share for 2008 includes the impact of the fourth quarter of 2008 restructuring charges and asset write-downs, which negatively impacted earnings by $0.25 per diluted share.

Segment Results

EIG’s sales totaled $1,146.6 million for 2009, a decrease of $256.1 million or 18.3% when compared with $1,402.7 million in 2008. The sales decrease was due to an internal sales decline of approximately 20%, excluding an unfavorable 2% effect of foreign currency translation, driven primarily by EIG’s process and industrial products businesses. Partially offsetting the sales decrease was the 2008 acquisitions of Vision Research, Inc. and Xantrex Programmable.

EIG’s operating income was $232.9 million for 2009, a decrease of $73.9 million or 24.1% when compared with $306.8 million in 2008. EIG’s operating margins were 20.3% of sales for 2009 compared with 21.9% of sales in 2008. The decrease in segment operating income and operating margins was driven by the decrease in sales noted above, predominantly by weakness in the aerospace aftermarket, process and industrial businesses and higher defined benefit pension expense, which was partially offset by the cost savings achieved from the restructuring activities related to the fourth quarter of 2008 restructuring charges. The fourth quarter of 2008 restructuring charges and asset write-downs of $20.4 million had a negative impact on EIG’s operating margins of 140 basis points.

EMG’s sales totaled $951.8 million for 2009, a decrease of $176.7 million or 15.7% from $1,128.5 million in 2008. The sales decrease was due to an internal sales decline of approximately 21%, excluding an unfavorable 3% effect of foreign currency translation, driven primarily by the engineered materials, interconnects and packaging products (“EMIP”) and cost driven motors businesses. Partially offsetting the sales decrease was the 2009 acquisition of High Standard Aviation and the 2008 acquisitions of Drake, MCG, Reading Alloys and Muirhead.

EMG’s operating income was $166.6 million for 2009, a decrease of $8.6 million or 4.9% when compared with $175.2 million in 2008. EMG’s decrease in operating income was driven by the decrease in sales noted above, predominantly by weakness in the EMIP businesses, which was partially offset by profit contributions made by the acquisitions mentioned above and the fourth quarter of 2008 restructuring charges and asset write-downs of $19.4 million. EMG’s operating margins were 17.5% of sales for 2009 compared with 15.5% of sales in 2008. The increase in operating margins was primarily driven by Operational Excellence capabilities and cost reduction initiatives throughout the Group, including the cost savings achieved from the restructuring activities related to the fourth quarter of 2008 restructuring charges and asset write-downs. The fourth quarter of 2008 restructuring charges and asset write-downs of $19.4 million had a negative impact on operating margins of 170 basis points.

Fourth Quarter Results

Net sales for the fourth quarter of 2009 were $523.5 million, a decrease of $100.2 million or 16.1% when compared with net sales of $623.7 million for the fourth quarter of 2008. Net sales for EIG were $286.0 million in 2009, a decrease of 20.9% from sales of $361.6 million in 2008. Net sales for EMG were $237.5 million in 2009, a decrease of 9.4% from sales of $262.1 million in 2008. The Company’s internal sales decline was approximately 20%, which excludes a 2% favorable effect of foreign currency translation. The acquisitions mentioned above offset approximately 2% of the Company’s internal sales decline.

The three months ended December 31, 2008 results include pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.25 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in SG&A expenses. The restructuring charges and asset write-downs were reported in segment operating income as follows: $20.4 million in EIG, $19.4 million in EMG and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company as part of cost reduction initiatives that were broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs include the consolidation of manufacturing facilities, the migration of production to low cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses. The Company recorded pre-tax charges of $30.1 million for severance costs for more than 10% of the Company’s workforce. The Company also recorded pre-tax charges of $1.5 million for lease termination costs associated with the closure of certain facilities in 2009. See Note 5 of the notes to consolidated financial statements included in this Form 10-K for further details.

Net income for the fourth quarter of 2009 was $51.9 million, an increase of $8.1 million or 18.5% when compared with $43.8 million for the fourth quarter of 2008. Diluted earnings per share in the fourth quarter of 2009 was $0.48, an increase of $0.07 or 17.1% when compared with $0.41 per diluted share in the fourth quarter of 2008. Diluted earnings per share includes the impact of the fourth quarter of 2008 restructuring charges and asset write-downs, which negatively impacted earnings by $0.25 per diluted share.

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

The year ended December 31, 2008 results include fourth quarter pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.25 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in SG&A expenses. The restructuring charges and asset write-downs were reported in segment operating income as follows: $20.4 million in EIG, $19.4 million in EMG and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company as part of cost reduction initiatives that were broadly implemented across the Company’s various businesses during fiscal 2009.

The restructuring costs include the consolidation of manufacturing facilities, the migration of production to low cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses. The Company recorded pre-tax charges of $30.1 million for severance costs for more than 10% of the Company’s workforce. The Company also recorded pre-tax charges of $1.5 million for lease termination costs associated with the closure of certain facilities in 2009.

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

Segment Results

EIG’s sales totaled $1,402.7 million for 2008, an increase of $202.9 million or 16.9% when compared with $1,199.8 million in 2007. The sales increase was due to internal growth of approximately 5%, excluding a favorable 1% effect of foreign currency translation, driven primarily by EIG’s aerospace, power, and process and analytical instrument businesses. The acquisitions of Advanced Industries, Inc., B&S Aircraft Parts and Accessories, Cameca, California Instruments, Vision Research, Inc. and Xantrex Programmable accounted for the remainder of the sales increase.

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

EMG’s sales totaled $1,128.5 million for 2008, an increase of $191.4 million or 20.4% from $937.1 million in 2007. The sales increase was due to internal growth of approximately 2%, excluding a favorable 1% effect of foreign currency translation, driven primarily by EMG’s differentiated businesses. The acquisitions of Seacon Phoenix, subsequently renamed AMETEK SCP, Inc., Hamilton Precision Metals, Umeco R&O, Drake Air, MCG, Reading Alloys and Muirhead accounted for the remainder of the sales increase.

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

The three months ended December 31, 2008 results include pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.25 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in SG&A expenses. The restructuring charges and asset write-downs were reported in segment operating income as follows: $20.4 million in EIG, $19.4 million in EMG and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company as part of cost reduction initiatives that were broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs include the consolidation of manufacturing facilities, the migration of production to low cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses. The Company recorded pre-tax charges of $30.1 million for severance costs for more than 10% of the Company’s workforce. The Company also recorded pre-tax charges of $1.5 million for lease termination costs associated with the closure of certain facilities in 2009.

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

Liquidity and Capital Resources

Cash provided by operating activities totaled $364.7 million in 2009, an increase of $117.4 million or 47.5% when compared with $247.3 million in 2008. The increase in operating cash flow was primarily the result of lower overall operating working capital levels, which includes the impact of a tax refund received in 2009 that resulted from the Company’s higher year end 2008 defined benefit pension contributions and $21.1 million in defined benefit pension contributions paid in 2009, compared with $79.9 million in defined benefit pension contributions paid in 2008. As a result of the 2009 and 2008 defined benefit pension plan contributions, as well as overall stock market performance in 2009, the Company’s overall defined benefit pension plans were over funded at December 31, 2009. The increase in cash provided by lower overall operating working capital was partially offset by the $41.2 million decrease in net income. Free cash flow (operating cash flow less capital spending) was $331.6 million in 2009, compared to $203.1 million in 2008. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $428.0 million in 2009, compared with $489.4 million in 2008, which includes the fourth quarter of 2008 pre-tax restructuring charges and asset write-downs of $40.0 million. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 for a reconciliation of U.S. generally accepted accounting principles (“GAAP”) measures to comparable non-GAAP measures).

Cash used for investing activities totaled $106.3 million in 2009, compared with $496.6 million in 2008. In 2009, the Company paid $72.9 million for three business acquisitions, net of cash received, compared with $463.0 million paid for six business acquisitions and one technology line acquisition, net of cash received, in 2008. Additions to property, plant and equipment totaled $33.1 million in 2009, compared with $44.2 million in 2008.

Cash used for financing activities totaled $102.5 million in 2009, compared with $173.5 million of cash provided by financing activities in 2008. In 2009, net total borrowings decreased by $92.4 million, compared with a net total borrowings increase of $266.9 million in 2008. Short-term borrowings decreased $13.0 million in 2009, compared with an increase of $69.7 million in 2008. Long-term borrowings decreased $79.4 million in 2009, compared to an increase of $197.2 million in 2008.

During the second quarter of 2009, the Company paid in full a 40 million British pound ($62.0 million) borrowing under the revolving credit facility. During the fourth quarter of 2009, the Company paid in full a 10.5 million British pound ($16.9 million) floating-rate term note.

In May 2009, the Company chose not to renew its $100 million accounts receivable securitization facility. There were no borrowings under this facility at December 31, 2008.

In July 2008, the Company paid in full the $225 million 7.20% senior notes due July 2008 using the proceeds from borrowings under its existing revolving credit facility.

The second funding of the third quarter of 2007 private placement agreement to sell $450 million occurred in July 2008 for $80 million in aggregate principal amount of 6.35% senior notes due July 2018. The 2007 private placement carries a weighted average interest rate of 6.25%. The proceeds from the second funding of the notes were used to pay down a portion of the borrowings outstanding under the Company’s revolving credit facility.

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

The Company’s revolving credit facility’s total borrowing capacity is $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The term of the facility is June 2012. At December 31, 2009, the Company had $532.2 million available under its revolving credit facility, including the $100 million accordion feature. At December 31, 2009, no amounts were drawn under the revolving credit facility.

At December 31, 2009, total debt outstanding was $1,041.7 million, compared with $1,111.7 million at December 31, 2008, with no significant maturities until 2012. The debt-to-capital ratio was 39.9% at December 31, 2009, compared with 46.3% at December 31, 2008. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 33.7% at December 31, 2009, compared with 44.3% at December 31, 2008. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

Additional financing activities for 2009 include the receipt of net cash proceeds from the exercise of employee stock options of $11.6 million compared with $7.5 million in 2008. Cash dividends paid were $25.6 million in 2009, compared with $25.7 million in 2008. In 2008, the Company repaid $21.4 million in life insurance policy loans.

Repurchases of 1.3 million shares of the Company’s common stock in 2008 totaled $57.4 million. No shares were repurchased in 2009. At December 31, 2009, $68.5 million was available under the current Board authorization for future share repurchases. On January 28, 2010, the Board of Directors authorized an increase of $75 million in the authorization for the repurchase of its common stock. This increase was added to the $68.5 million that remained available from existing authorizations approved in 2008, for a total of $143.5 million available for repurchases of the Company’s common stock. Subsequent to December 31, 2009, the Company repurchased 1,128,200 shares of its common stock for approximately $41.8 million. The remaining balance available for repurchases of the Company’s common stock is $101.7 million as of the filing of this report.

As a result of all of the Company’s cash flow activities in 2009, cash and cash equivalents at December 31, 2009 totaled $246.4 million, compared with $87.0 million at December 31, 2008. Additionally, the Company is in compliance with all of its debt covenants, which includes its financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2009.

	Payments Due
		Less	One to	Four to	After
		Than	Three	Five	Five
Contractual Obligations(4)	Total	One Year	Years	Years	Years
	(In millions)

Long-term debt(1)	$1,017.1	$80.8	$—	$—	$936.3
Capital lease(2)	13.9	0.9	1.8	1.8	9.4
Other indebtedness	10.7	4.1	3.7	2.4	0.5

Total debt	1,041.7	85.8	5.5	4.2	946.2
Interest on long-term fixed-rate debt	479.9	63.6	119.7	119.5	177.1
Noncancellable operating leases	76.0	16.3	20.5	11.2	28.0
Purchase obligations(3)	161.9	148.3	13.4	0.2	—
Employee severance and other	23.1	23.1	—	—	—

Total	$1,782.6	$337.1	$159.1	$135.1	$1,151.3

(1)	Includes the $450 million private placement completed in 2007 and the $350 million private placement completed in 2008.

(2)	Represents a capital lease for a building and land associated with the Cameca acquisition. The lease has a term of twelve years, which began July 2006, and is payable quarterly.

(3)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

(4)	The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2009 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 13 to the consolidated financial statements for further details.

Other Commitments

The Company has standby letters of credit and surety bonds of $20.4 million related to performance and payment guarantees at December 31, 2009. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

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

of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2009, 2008 and 2007, the accrual for future warranty obligations was $16.0 million, $16.1 million and $14.4 million, respectively. The Company’s expense for warranty obligations was $8.2 million, $12.2 million and $11.3 million in 2009, 2008 and 2007, respectively. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances and warranty amounts are higher than past experience, additional accruals may be required.

•	Accounts Receivable. The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables was $5.8 million and $8.5 million at December 31, 2009 and 2008, respectively.

•	Inventories. The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 66% of its inventories at December 31, 2009. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 34% of its inventory at December 31, 2009. For inventories where cost is determined by the LIFO method, the FIFO value would have been $20.8 million and $30.8 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2009 and 2008, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•	Goodwill and Other Intangibles Assets. Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. The impairment test for goodwill requires a two-step process. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record such impairment losses.

The Company identifies its reporting units at the component level, which is one level below our operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting units based upon the reporting unit in which that operating company resides. Our reporting units are composed of the business units one level below our operating segment at which discrete financial information is prepared and regularly reviewed by segment management.

The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sales transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company’s long range plan. The Company’s long range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The results (expressed as a percentage of carrying value for the respective reporting unit) from this hypothetical 10% decrease in fair value ranged from an excess of the fair values of the Company’s reporting units over their respective carrying values of 22% to 411% for each of the Company’s reporting units.

The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method. The Company believes the relief from royalty method is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such trademarks and trade names and not having to pay a royalty for their use.

The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2009, goodwill and other indefinite-lived intangible assets totaled $1,447.4 million, or 44.6% of the Company’s total assets. The Company performed its required annual impairment tests in the fourth quarter of 2009 and determined that the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

Other intangible assets with finite lives are evaluated for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of other intangible assets with finite lives are considered impaired when the total projected undiscounted cash flows from those assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of those assets. Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group.

•	Pensions. The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2009, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. The discount rate used in determining the 2009 pension cost was 6.50% for U.S. defined benefit pension plans and 6.09% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2009 and determining the 2010 defined benefit pension cost is 5.90% for U.S. plans and 5.98% for foreign plans. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for 2009 of 8.25% for U.S. defined benefit pension plans and 6.97% for foreign plans. The Company will continue to use these rates for 2010 for the U.S. and foreign plans, respectively. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income investments and equity investments and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2009 pension expense for the U.S. plans was 3.75% and was 2.98% for the foreign plans. Both the U.S. and foreign plans’ rates of compensation will remain unchanged in 2010. For the year ended December 31, 2009, the Company recognized consolidated pre-tax pension expense of $10.3 million from its U.S. and foreign defined benefit pension plans as compared with pre-tax pension income of $6.8 million recognized for these plans in 2008. The Company estimates its 2010 U.S. and foreign defined benefit pension plans pre-tax income to be approximately $1.6 million.

All unrecognized prior service costs, remaining transition obligations or assets and actuarial gains and losses have been recognized, net of tax effects, as a charge to accumulated other comprehensive income (“AOCI”) in stockholders’ equity and will be amortized as a component of net periodic pension cost. The Company uses a December 31 measurement date (the date at which plan assets and benefit obligations are measured) for its U.S. and foreign defined benefit plans.

To fund the plans, the Company made cash contributions to its defined benefit pension plans during 2009 which totaled $21.1 million, compared with $79.9 million in 2008. The Company anticipates making approximately $2.0 million to $5.0 million in cash contributions to its defined benefit pension plans in 2010.

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

The Company assesses the uncertainty in its tax positions, by applying a minimum recognition threshold a tax position is required to meet before a tax benefit is recognized in the financial statements. Once the minimum threshold is met, using a more likely than not standard, a series of probability estimates is made for each item to properly measure and record a tax benefit. The tax benefit recorded is generally equal to the highest probable outcome that is more than 50% likely to be realized after full disclosure and resolution of a tax examination. The underlying probabilities are determined based on the best available objective evidence such as recent tax audit outcomes, published guidance, external expert opinion, or by analogy to the outcome of similar issues in the past. There can be no assurance that these estimates will ultimately be realized given continuous changes in tax policy, legislation and audit practice. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense.

Recently Issued Financial Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides amendments that clarify existing disclosures and require new disclosures related to fair value measurements, particularly to provide greater disaggregated information on each class of assets and liabilities and more robust disclosures on transfers between levels 1 and 2 and activity in level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2010-06 on our fair value measurement disclosures.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 provides guidance for revenue arrangements that include both tangible products and software elements that are “essential to the functionality of the hardware.” ASU 2009-14 provides factors to help constituents determine what software elements are considered essential to the functionality of the tangible product. This guidance will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and is not expected to have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides guidance on accounting and reporting for arrangements including multiple revenue-generating activities. ASU 2009-13 provides guidance for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. ASU 2009-13 also requires significantly expanded disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements and the judgments made by the vendor that affect the timing or amount of revenue recognition. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and is not expected to have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides clarification on the application of fair value techniques when a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. ASU 2009-05 was effective on October 1, 2009 for the Company and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.

In June 2009, the FASB issued Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the “GAAP hierarchy”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows.

In May 2009, the FASB issued Accounting Standards Codification (“ASC”) Subsequent Events Topic 855, (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 855 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows. The Company evaluated all events and transactions that occurred after December 31, 2009 up through February 25, 2010, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

The Company accounts for business combinations in accordance with FASB ASC Business Combinations Topic 805 (“ASC 805”), which includes provisions adopted effective January 1, 2009. The accounting for business combinations retains the underlying concepts of the previously issued standard, but changes the method of applying the acquisition method in a number of significant aspects. These changes were effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would also apply the revised accounting for business combination provisions. The adoption of certain provisions within ASC 805 effective January 1, 2009 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, ASC 805 may significantly impact the Company’s consolidated results of operations, financial position or cash flows and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of transaction costs and restructuring costs of acquired companies.

In April 2009, the FASB issued ASC 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10-65-4”). ASC 820-10-65-4 amends ASC 820, and provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. ASC 820-10-65-4 is applied prospectively with retrospective application not permitted. ASC 820-10-65-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65-4 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2009, the FASB issued ASC 320-10-65-1, Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65-1”). ASC 320-10-65-1 amends previously issued standards to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. ASC 320-10-65-1 replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. ASC 320-10-65-1 provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. Although ASC 320-10-65-1 does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. ASC 320-10-65-1 was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10-65-1 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2009, the FASB issued ASC 825-10-65-1, Transition Related to FASB Staff Position FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65-1”). ASC 825-10-65-1 amends previously issued standards to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to ASC 825-10-65-1, fair values for these assets and liabilities were only disclosed annually. ASC 825-10-65-1 applies to all financial instruments within the scope of ASC 825 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. ASC 825-10-65-1 was effective for interim periods ending after June 15, 2009. See Note 15.

Internal Reinvestment

Capital Expenditures

Capital expenditures were $33.1 million or 1.6% of sales in 2009, compared with $44.2 million or 1.7% of sales in 2008. 56% of the expenditures in 2009 were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. The Company’s 2009 capital expenditures decreased due to the global economic recession with a continuing emphasis on spending to improve productivity and expand manufacturing capabilities. The 2010 capital expenditures are expected to approximate 2.0% of sales, with a continued emphasis on spending to improve productivity.

Product Development and Engineering

The Company is committed to research, product development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development and engineering costs before customer reimbursement were $101.4 million, $115.9 million and $102.9 million in 2009, 2008 and 2007, respectively. Customer reimbursements in 2009, 2008 and 2007 were $5.5 million, $6.1 million and $7.1 million, respectively. These amounts included net Company-funded research and development expenses of $50.5 million, $57.5 million and $52.9 million, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, at December 31, 2009, the Company is named a Potentially Responsible Party (“PRP”) at 16 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In ten of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2009 and 2008 were $27.0 million and $28.4 million, respectively, for non-owned and owned sites. In 2009, the Company received $1.3 million of additional reserves from a third party for existing sites. Additionally, the Company spent $2.7 million on environmental matters in 2009. The Company’s reserves for environmental liabilities at December 31, 2009 and 2008 include reserves of $19.2 million and $17.9 million, respectively, for an owned site acquired in connection with the fiscal 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2009, the Company has $13.9 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

In August 2009, the Company agreed to a Stipulation and Settlement Agreement with the San Diego Regional Water Quality Control Board regarding the 2008 Notice of Administrative Civil Liability related to a former subsidiary which became a separate company in 1988 and filed for bankruptcy liquidation in 2007, whereby the Company paid and deferred minor penalties, which were covered by previously establish reserves.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Proxy Statement of the Company for its 2010 Annual Meeting. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included on page 41.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 40.

/s/ AMETEK, Inc.

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMETEK, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 25, 2010

AMETEK, Inc.

Consolidated Statement of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Net sales	$2,098,355	$2,531,135	$2,136,850

Operating expenses:
Cost of sales, excluding depreciation	1,435,953	1,730,086	1,444,514
Selling, general and administrative	254,143	322,552	263,472
Depreciation	42,209	45,843	42,290

Total operating expenses	1,732,305	2,098,481	1,750,276

Operating income	366,050	432,654	386,574
Other expenses:
Interest expense	(68,750)	(63,652)	(46,866)
Other, net	(2,667)	(2,786)	(3,264)

Income before income taxes	294,633	366,216	336,444
Provision for income taxes	88,863	119,264	108,424

Net income	$205,770	$246,952	$228,020

Basic earnings per share	$1.93	$2.33	$2.15

Diluted earnings per share	$1.91	$2.30	$2.12

Weighted average common shares outstanding:
Basic shares	106,788	106,148	105,832

Diluted shares	107,850	107,443	107,580

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet
(In thousands, except share amounts)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$246,356	$86,980
Marketable securities	4,994	4,230
Receivables, less allowance for possible losses	331,383	406,012
Inventories	311,542	349,509
Deferred income taxes	30,669	30,919
Other current assets	44,486	76,936

Total current assets	969,430	954,586
Property, plant and equipment, net	310,053	307,908
Goodwill	1,277,291	1,240,052
Other intangibles, net of accumulated amortization	521,888	441,785
Investments and other assets	167,370	111,211

Total assets	$3,246,032	$3,055,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$85,801	$18,438
Accounts payable	191,779	203,742
Income taxes payable	13,345	31,649
Accrued liabilities	133,357	193,684

Total current liabilities	424,282	447,513
Long-term debt	955,880	1,093,243
Deferred income taxes	206,354	144,941
Other long-term liabilities	92,492	82,073

Total liabilities	1,679,008	1,767,770

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 400,000,000 shares;
issued: 2009 — 111,000,578 shares; 2008 — 110,188,937 shares	1,110	1,102
Capital in excess of par value	224,057	203,000
Retained earnings	1,500,471	1,320,470
Accumulated other comprehensive (loss)	(75,281)	(144,767)
Treasury stock: 2009 — 3,116,579 shares; 2008 — 3,461,541 shares	(83,333)	(92,033)

Total stockholders’ equity	1,567,024	1,287,772

Total liabilities and stockholders’ equity	$3,246,032	$3,055,542

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity
(In thousands)

	Year Ended December 31,
	2009		2008		2007
	Comprehensive	Stockholders’	Comprehensive	Stockholders’	Comprehensive	Stockholders’
	Income	Equity	Income	Equity	Income	Equity

Capital Stock
Preferred Stock, $0.01 par value		$—		$—		$—

Common Stock, $0.01 par value
Balance at the beginning of the year		1,102		1,097		1,085
Shares issued		8		5		12

Balance at the end of the year		1,110		1,102		1,097

Capital in Excess of Par Value
Balance at the beginning of the year		203,000		174,450		134,001
Issuance of common stock under employee stock plans		3,459		3,474		15,455
Share-based compensation costs		13,502		20,186		15,530
Excess tax benefits from exercise of stock options		4,096		4,890		9,464

Balance at the end of the year		224,057		203,000		174,450

Retained Earnings
Balance at the beginning of the year		1,320,470		1,099,111		902,379
Adoption of FIN 48		—		—		(5,901)
Net income	$205,770	205,770	$246,952	246,952	$228,020	228,020

Cash dividends paid		(25,579)		(25,685)		(25,748)
Other		(190)		92		361

Balance at the end of the year		1,500,471		1,320,470		1,099,111

Accumulated Other Comprehensive (Loss) Income
Foreign currency translation:
Balance at the beginning of the year		(50,706)		7,331		(1,137)
Translation adjustments	38,357		(46,784)		6,056
Gain (loss) on net investment hedges, net of tax (expense) benefit of ($2,290), $6,058 and ($1,298) in 2009, 2008 and 2007, respectively	4,253		(11,253)		2,412

	42,610	42,610	(58,037)	(58,037)	8,468	8,468

Balance at the end of the year		(8,096)		(50,706)		7,331

Defined benefit pension plans:
Balance at the beginning of the year		(93,360)		(3,040)		(33,213)
Change in pension plans, net of tax (expense) benefit of ($15,830), $56,344 and ($14,141) in 2009, 2008 and 2007, respectively	26,239	26,239	(90,320)	(90,320)	30,173	30,173

Balance at the end of the year		(67,121)		(93,360)		(3,040)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the year		(701)		1,079		798
Increase (decrease) during the year, net of tax benefit (expense) of $343, ($958) and $151 in 2009, 2008 and 2007, respectively	637	637	(1,780)	(1,780)	281	281

Balance at the end of the year		(64)		(701)		1,079

Total other comprehensive income (loss) for the year	69,486		(150,137)		38,922

Total comprehensive income for the year	$275,256		$96,815		$266,942

Accumulated other comprehensive (loss) income at the end of the year		(75,281)		(144,767)		5,370

Treasury Stock
Balance at the beginning of the year		(92,033)		(39,321)		(37,241)
Issuance of common stock under employee stock plans		8,700		4,732		3,357
Purchase of treasury stock		—		(57,444)		(5,437)

Balance at the end of the year		(83,333)		(92,033)		(39,321)

Total Stockholders’ Equity		$1,567,024		$1,287,772		$1,240,707

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Cash provided by (used for):
Operating activities:
Net income	$205,770	$246,952	$228,020
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	65,500	63,261	52,665
Deferred income tax expense	5,768	29,742	4,769
Share-based compensation expense	13,502	20,186	15,530
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	87,146	6,636	(26,944)
Decrease (increase) in inventories and other current assets	83,622	(35,180)	194
(Decrease) increase in payables, accruals and income taxes	(91,622)	3,161	13,421
Increase (decrease) in other long-term liabilities	3,345	(1,907)	(7,153)
Pension contribution	(21,127)	(79,905)	(5,162)
Other	12,767	(5,681)	3,183

Total operating activities	364,671	247,265	278,523

Investing activities:
Additions to property, plant and equipment	(33,062)	(44,215)	(37,620)
Purchases of businesses, net of cash acquired	(72,919)	(463,012)	(300,569)
(Increase) decrease in marketable securities	(638)	6,323	(1,700)
Other	275	4,282	5,228

Total investing activities	(106,344)	(496,622)	(334,661)

Financing activities:
Net change in short-term borrowings	(13,013)	69,693	(162,589)
Additional long-term borrowings	1,466	430,000	370,000
Reduction in long-term borrowings	(80,817)	(232,835)	(26,553)
Repayment of life insurance policy loans	—	(21,394)	—
Repurchases of common stock	—	(57,444)	(5,437)
Cash dividends paid	(25,579)	(25,685)	(25,748)
Excess tax benefits from share-based payments	4,096	4,890	9,464
Proceeds from employee stock plans and other	11,328	6,238	14,961

Total financing activities	(102,519)	173,463	174,098

Effect of exchange rate changes on cash and cash equivalents	3,568	(7,265)	3,088

Increase (decrease) in cash and cash equivalents	159,376	(83,159)	121,048
Cash and cash equivalents:
Beginning of year	86,980	170,139	49,091

End of year	$246,356	$86,980	$170,139

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

Cash Equivalents, Securities and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2009 and 2008, all of the Company’s equity securities and fixed-income securities (primarily those of a captive insurance subsidiary) are classified as “available-for-sale,” although the Company may hold fixed-income securities until their maturity dates. Fixed-income securities generally mature within three years. The aggregate market value of equity and fixed-income securities at December 31, 2009 and 2008 was $13.2 million ($13.5 million amortized cost) and $11.9 million ($12.9 million amortized cost), respectively. The temporary unrealized gain or loss on such securities is recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity), and is not significant. The Company had $0.2 million of other-than-temporary impairment losses in 2008. Certain of the Company’s other investments, which are not significant, are also accounted for by the equity method of accounting as discussed above.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. The allowance for possible losses on receivables was $5.8 million and $8.5 million at December 31, 2009 and 2008, respectively. See Note 8.

Inventories

The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for 66% of its inventories at December 31, 2009. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 34% of the Company’s inventory at December 31, 2009. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was $20.8 million and $30.8 million at December 31, 2009 and 2008, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged to operations as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated useful lives of the related assets. The range of lives for depreciable assets is generally three to ten years for machinery and equipment, five to 27 years for leasehold improvements and 25 to 50 years for buildings.

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy, with respect to sales returns and allowances, generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for these sales incentives as a reduction of revenues when the sale is recognized in the income statement. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2009, 2008 and 2007, the accrual for future warranty obligations was $16.0 million, $16.1 million and $14.4 million, respectively. The Company’s expense for warranty obligations was $8.2 million in 2009, $12.2 million in 2008 and $11.3 million in 2007. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Research and Development

Company-funded research and development costs are charged to operations as incurred and were $50.5 million in 2009, $57.5 million in 2008 and $52.9 million in 2007.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales and were $24.6 million in 2009, $34.0 million in 2008 and $27.5 million in 2007.

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

	2009	2008	2007
	(In thousands)

Weighted average shares:
Basic shares	106,788	106,148	105,832
Stock option and awards plans	1,062	1,295	1,748

Diluted shares	107,850	107,443	107,580

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

The Company makes infrequent use of derivative financial instruments. Forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases or export sales, thereby minimizing the Company’s exposure to raw material commodity price or foreign currency fluctuation. No forward contracts were outstanding at December 31, 2009 and 2008. During 2008, the Company was party to certain commodity price forward contracts pertaining to raw materials, which were not significant. These forward contracts were acquired as a part of a 2008 acquisition. In instances where transactions are designated as hedges of an underlying item, the gains and losses on those transactions are included in accumulated other comprehensive income (“AOCI”) within stockholders’ equity to the extent they are effective as hedges. The Company has designated certain foreign-currency-denominated long-term debt as hedges of the net investment in certain foreign operations. These net investment hedges are the Company’s British-pound-denominated long-term debt and Euro-denominated long-term debt, pertaining to certain European acquisitions whose functional currencies are either the British pound or the Euro. These acquisitions were financed by foreign-currency-denominated borrowings under the Company’s revolving credit facility and were subsequently refinanced with long-term private placement debt. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries on their respective dates of acquisition. On the respective dates of acquisition, the Company designated the British pound- and Euro-denominated loans referred to above as hedging instruments to offset foreign exchange gains or losses on the net investment in the acquired business due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation on the acquisition dates. Any gain or loss on the hedging instrument following hedge designation (the debt), is reported in AOCI in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness. As of December 31, 2009 and 2008, all net investment hedges were effective. At December 31, 2009, the translation gains on the net carrying value of the foreign-currency-denominated investments exceeded the translation losses on the carrying value of the underlying debt and the difference is included in AOCI. At December 31, 2008, the translation losses on the net carrying value of the foreign-currency-denominated investments exceeded the translation gains on the carrying value of the underlying debt and the difference is included in AOCI. An evaluation of hedge effectiveness is performed by the Company on an ongoing basis and any changes in the hedge are made as appropriate. See Note 4.

Share-Based Compensation

The Company accounts for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Compensation — Stock Compensation Topic 718. Accordingly, the Company expenses the fair value of awards made under its share-based plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. See Note 11.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually.

The Company identifies its reporting units at the component level, which is one level below our operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting units based upon the reporting unit in which that operating company resides. Our reporting units are composed of the business units one level below our operating segment at which discrete financial information is prepared and regularly reviewed by segment management.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sales transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company’s long range plan. The Company’s long range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.

The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method. The relief from royalty method is measured as the discounted cash flow savings realized from owning such trademarks and trade names and not having to pay a royalty for their use.

The Company completed its required annual impairment tests in the fourth quarter of 2009, 2008 and 2007 and determined that the carrying values of goodwill and other intangible assets with indefinite lives were not impaired.

The Company evaluates impairment of its long-lived assets, other than goodwill and indefinite-lived intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group. Losses on long-lived assets held-for-sale, other than goodwill and indefinite-lived intangible assets, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents are being amortized over useful lives of four to 20 years. Customer relationships are being amortized over a period of two to 20 years. Miscellaneous other intangible assets are being amortized over a period of four to 20 years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets.

Income Taxes

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

The Company also is required to assess the realizability of its deferred tax assets, taking into consideration the Company’s forecast of future taxable income, the reversal of other existing temporary differences, available net operating loss carryforwards and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Recently Issued Financial Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides amendments that clarify existing disclosures and require new disclosures related to fair value measurements, particularly to provide greater disaggregated information on each class of assets and liabilities and more robust disclosures on transfers between levels 1 and 2 and activity in level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2010-06 on our fair value measurement disclosures.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 provides guidance for revenue arrangements that include both tangible products and software elements that are “essential to the functionality of the hardware.” ASU 2009-14 provides factors to help constituents determine what software elements are considered essential to the functionality of the tangible product. This guidance will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. ASU 2009-14 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and is not expected to have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 provides guidance on accounting and reporting for arrangements including multiple revenue-generating activities. ASU 2009-13 provides guidance for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. ASU 2009-13 also requires significantly expanded disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements and the judgments made by the vendor that affect the timing or amount of revenue recognition. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and is not expected to have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides clarification on the application of fair value techniques when a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. ASU 2009-05 was effective on October 1, 2009 for the Company and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.

In June 2009, the FASB issued Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the “GAAP hierarchy”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows.

In May 2009, the FASB issued ASC Subsequent Events Topic 855, (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for interim and annual reporting periods

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ending after June 15, 2009. The adoption of ASC 855 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows. The Company evaluated all events and transactions that occurred after December 31, 2009 up through February 25, 2010, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable or non-recognizable subsequent events.

The Company accounts for business combinations in accordance with FASB ASC Business Combinations Topic 805 (“ASC 805”), which includes provisions adopted effective January 1, 2009. The accounting for business combinations retains the underlying concepts of the previously issued standard, but changes the method of applying the acquisition method in a number of significant aspects. These changes were effective on a prospective basis for business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to January 1, 2009 would also apply the revised accounting for business combination provisions. The adoption of certain provisions within ASC 805 effective January 1, 2009 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. However, depending on the nature of an acquisition or the quantity of acquisitions entered into after the adoption, ASC 805 may significantly impact the Company’s consolidated results of operations, financial position or cash flows and result in more earnings volatility and generally lower earnings due to, among other items, the expensing of transaction costs and restructuring costs of acquired companies.

In April 2009, the FASB issued ASC 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10-65-4”). ASC 820-10-65-4 amends ASC 820, and provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. ASC 820-10-65-4 is applied prospectively with retrospective application not permitted. ASC 820-10-65-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65-4 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2009, the FASB issued ASC 320-10-65-1, Transition Related to FASB Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65-1”). ASC 320-10-65-1 amends previously issued standards to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. ASC 320-10-65-1 replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. ASC 320-10-65-1 provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. Although ASC 320-10-65-1 does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. ASC 320-10-65-1 was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10-65-1 did not have an impact on the Company’s consolidated results of operations, financial position and cash flows.

In April 2009, the FASB issued ASC 825-10-65-1, Transition Related to FASB Staff Position FAS 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65-1”). ASC 825-10-65-1 amends previously issued standards to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to ASC 825-10-65-1, fair values for these assets and liabilities were only disclosed annually. ASC 825-10-65-1 applies to all financial instruments within the scope of ASC 825 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. ASC 825-10-65-1 was effective for interim periods ending after June 15, 2009. See Note 15.

3.   Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company adopted ASC 820 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities that are measured or disclosed at fair value on a non-recurring basis, which was delayed by ASC 820-10-65-1, Transition Related to FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, to fiscal years beginning after November 15, 2008, which the Company adopted January 1, 2009.

The Company utilizes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

At December 31, 2009, $0.3 million of the Company’s cash and cash equivalents as well as $5.0 million of marketable securities are valued as level 1 investments. In addition, the Company held $8.9 million of investments in fixed-income securities valued as level 2 investments in the investments and other assets line of the consolidated balance sheet. For the year ended December 31, 2009, gains and losses on the investments noted above were not significant.

4.	Hedging Activities

In March 2008, the FASB issued ASC 815-10-65-1, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“ASC 815-10-65-1”). ASC 815-10-65-1 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under ASC 815, and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following hedge designation (the debt), is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At December 31, 2009, the Company had $145.5 million of British pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2004 and 2003. At December 31, 2008, the Company had $189.7 million of British pound-denominated loans, which were designated as a hedge against the net investment in foreign subsidiaries acquired in 2008, 2004 and 2003. At December 31, 2009 and 2008, the Company had $71.6 million and $69.8 million, respectively, of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British pound- and Euro-denominated loans being designated and effective as net investment hedges, $15.9 million of currency remeasurement losses and $55.6 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income at December 31, 2009 and 2008, respectively.

5.	Fourth Quarter of 2008 Restructuring Charges and Asset Write-Downs

During the fourth quarter of 2008, the Company recorded pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.25 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). The charges included $30.1 million for severance costs for more than 10% of the Company’s workforce and $1.5 million for lease termination costs associated with the closure of certain facilities. Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in Selling, general and administrative expenses. The restructuring charges and asset write-downs were reported in 2008 segment operating income as follows: $20.4 million in Electronic Instruments Group (“EIG”), $19.4 million in Electromechanical Group (“EMG”) and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company in 2008 as part of cost reduction initiatives that were broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs resulted from the consolidation of manufacturing facilities, the migration of production to low cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses.

The following table provides a rollforward of the accruals established in the fourth quarter of 2008 for restructuring charges and asset write-downs:

	Restructuring
		Facility	Asset
	Severance	Closures	Write-Downs	Total
	(In millions)

Restructuring accruals at December 31, 2007	$—	$—	$—	$—
Pre-tax charges	30.1	2.5	7.4	40.0
Utilization	—	(1.0)	(7.4)	(8.4)

Restructuring accruals at December 31, 2008	30.1	1.5	—	31.6
Utilization	(18.1)	(0.2)	—	(18.3)
Foreign currency translation and other	0.2	(0.3)	—	(0.1)

Restructuring accruals at December 31, 2009	$12.2	$1.0	$—	$13.2

6.	Acquisitions

The Company spent approximately $72.9 million in cash, net of cash acquired, to acquire High Standard Aviation in January 2009, a small acquisition of two businesses in India, Unispec Marketing Pvt. Ltd. and Thelsha

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technical Services Pvt. Ltd., in September 2009 and Ameron Global in December 2009. High Standard Aviation is a provider of electrical and electromechanical, hydraulic and pneumatic repair services to the aerospace industry. Ameron Global is a manufacturer of highly engineered pressurized gas components and systems for commercial and aerospace customers and is also a leader in maintenance, repair and overhaul of fire suppression and oxygen supply systems. High Standard Aviation and Ameron Global are a part of EMG.

The operating results of the above acquisitions have been included in the Company’s consolidated results from the respective dates of acquisitions.

The purchase price and initial recording of the transactions for Ameron Global were based on preliminary valuation assessments and are subject to change. The following table represents the provisional allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value (in millions):

Property, plant and equipment	$4.8
Goodwill	17.4
Other intangible assets	36.1
Net working capital and other	14.6

Total purchase price	$72.9

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as High Standard Aviation and Ameron Global broaden the global footprint of AMETEK’s aerospace maintenance, repair and overhaul business. No goodwill recorded as part of the 2009 acquisitions will be tax deductible in future years.

The Company is in the process of conducting third-party valuations of certain tangible and intangible assets acquired. Adjustments to the allocation of purchase price will be recorded when this information is finalized. Therefore, the allocation of the purchase price is subject to revision.

The valuations for the $36.1 million preliminarily assigned to other intangible assets have been or are currently being finalized by third-party appraisers. In connection with the finalization of the 2008 acquisitions, $192.9 million was assigned to intangible assets, which consists primarily of patents, technology and customer relationships with estimated useful lives ranging from five years to 20 years and tradenames with indefinite lives.

In 2008, the Company spent a total of approximately $463.0 million in cash, net of cash acquired, for six acquisitions and one small technology line. The acquisitions include Drake Air (“Drake”) and Motion Control Group (“MCG”) in February 2008, Reading Alloys in April 2008, Vision Research, Inc. in June 2008, the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”) in August 2008 and Muirhead Aerospace Limited (“Muirhead”) in November 2008. Drake is a provider of heat-transfer repair services to the commercial aerospace industry and further expands the Company’s presence in the global aerospace maintenance, repair and overhaul (“MRO”) services industry. MCG is a leading global manufacturer of highly customized motors and motion control solutions for the medical, life sciences, industrial automation, semiconductor and aviation markets. MCG enhances the Company’s capability in providing precision motion technology solutions. Reading Alloys is a global leader in specialty titanium master alloys and highly engineered metal powders used in the aerospace, medical implant, military and electronics markets. Vision Research is a leading manufacturer of high-speed digital imaging systems used for motion capture and analysis in numerous test and measurement applications. Xantrex Programmable is a leader in alternating current and direct current programmable power supplies used to test electrical and electronic products. Muirhead is a leading manufacturer of motion technology products and a provider of avionics repair and overhaul services for the aerospace and defense markets. Drake, MCG, Reading Alloys and Muirhead are part of EMG and Vision Research and Xantrex Programmable are part of EIG.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had the 2009 acquisitions been made at the beginning of 2009, unaudited pro forma net sales, net income and diluted earnings per share for the year ended December 31, 2009 would not have been materially different than the amounts reported.

Had the 2009 acquisitions and the 2008 acquisitions been made at the beginning of 2008, unaudited pro forma net sales, net income and diluted earnings per share would have been as follows:

Year Ended December 31, 2008
(In millions, except per share amount)

Net sales	$2,734.6
Net income	$255.5
Diluted earnings per share	$2.38

Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2008.

In 2007, the Company spent $300.6 million in cash, net of cash acquired, for seven acquisitions and one small technology line. The acquisitions include Seacon Phoenix, subsequently renamed AMETEK SCP, Inc. (“SCP”), in April 2007, Advanced Industries, Inc. (“Advanced”), B&S Aircraft Parts and Accessories (“B&S”) and Hamilton Precision Metals (“Hamilton”) in June 2007, Cameca SAS (“Cameca”) in August 2007, the Repair & Overhaul Division of Umeco plc (“Umeco R&O”) in November 2007 and California Instruments Corporation (“California Instruments”) in December 2007. SCP provides undersea electrical interconnect subsystems to the global submarine market. Advanced manufactures starter generators, brush and brushless motors, vane-axial centrifugal blowers for cabin ventilation and linear actuators for the business jet, light jet and helicopter markets. B&S provides third-party MRO services, primarily for starter generators and hydraulic and fuel system components, for a variety of business aircraft and helicopter applications. Hamilton produces highly differentiated niche specialty metals used in medical implant devices and surgical instruments, electronic components and measurement devices for aerospace and other industrial markets. Cameca is a manufacturer of high-end elemental analysis systems used in advanced laboratory research, semiconductor and nanotechnology applications. Umeco R&O provides third-party MRO services for a variety of helicopters and commercial and regional aircraft throughout Europe. California Instruments is a leader in the niche market for programmable alternating current power sources used to test electrical and electronic products, with an especially strong position in the high-power segment. Advanced, B&S, Cameca and California Instruments are part of EIG and SCP, Hamilton and Umeco R&O are part of EMG.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)

Balance at December 31, 2007	$622.0	$423.7	$1,045.7
Goodwill acquired during the year	164.6	106.5	271.1
Purchase price allocation adjustments and other*	(4.1)	(2.0)	(6.1)
Foreign currency translation adjustments	(45.3)	(25.3)	(70.6)

Balance at December 31, 2008	737.2	502.9	1,240.1

Goodwill acquired during the year	2.5	14.9	17.4
Purchase price allocation adjustments and other*	(8.7)	1.1	(7.6)
Foreign currency translation adjustments	15.9	11.5	27.4

Balance at December 31, 2009	$746.9	$530.4	$1,277.3

*	Purchase price allocation adjustments reflect final purchase price allocations and revisions to certain preliminary allocations for recent acquisitions, which include reclassifications between goodwill and other intangible assets.

Other intangible assets were as follows at December 31:

	2009	2008
	(In thousands)

Definite-lived intangible assets (subject to amortization):
Patents	$54,150	$51,021
Purchased technology	75,564	69,041
Customer lists	319,820	203,335
Other acquired intangibles	25,111	38,441

	474,645	361,838

Accumulated amortization:
Patents	(27,099)	(25,250)
Purchased technology	(24,442)	(22,870)
Customer lists	(51,596)	(23,331)
Other acquired intangibles	(19,772)	(26,468)

	(122,909)	(97,919)

Net intangible assets subject to amortization	351,736	263,919
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	170,152	177,866

	$521,888	$441,785

Amortization expense was $23.3 million, $17.5 million and $10.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense for each of the next five years is expected to approximate $23.9 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Consolidated Balance Sheet Information

	December 31,
	2009	2008
	(In thousands)

INVENTORIES
Finished goods and parts	$46,777	$66,416
Work in process	65,752	81,282
Raw materials and purchased parts	199,013	201,811

	$311,542	$349,509

PROPERTY, PLANT AND EQUIPMENT
Land	$30,792	$27,342
Buildings	204,447	199,696
Machinery and equipment	635,463	612,474

	870,702	839,512
Less: Accumulated depreciation	(560,649)	(531,604)

	$310,053	$307,908

ACCRUED LIABILITIES
Accrued employee compensation and benefits	$41,670	$59,915
Severance and lease termination accruals	23,129	46,863
Other	68,558	86,906

	$133,357	$193,684

	2009	2008	2007
	(In thousands)

ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at the beginning of the year	$8,489	$6,393	$7,387
Additions charged to expense	1,139	5,648	663
Recoveries credited to allowance	70	10	22
Write-offs	(4,520)	(2,878)	(2,122)
Currency translation adjustments and other	610	(684)	443

Balance at the end of the year	$5,788	$8,489	$6,393

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

Long-term debt consisted of the following at December 31:

	2009	2008
	(In thousands)

U.S. dollar 6.59% senior notes due September 2015	$90,000	$90,000
U.S. dollar 6.69% senior notes due December 2015	35,000	35,000
U.S. dollar 6.20% senior notes due December 2017	270,000	270,000
U.S. dollar 6.35% senior notes due July 2018	80,000	80,000
U.S. dollar 7.08% senior notes due September 2018	160,000	160,000
U.S. dollar 7.18% senior notes due December 2018	65,000	65,000
U.S. dollar 6.30% senior notes due December 2019	100,000	100,000
British pound 5.96% senior note due September 2010	80,815	72,960
British pound floating-rate term note due through December 2010	—	16,416
Euro 3.94% senior note due August 2015	71,582	69,842
British pound 5.99% senior note due November 2016	64,652	58,369
Revolving credit loan	—	65,569
Other, principally foreign	24,632	28,525

Total debt	1,041,681	1,111,681
Less: Current portion	(85,801)	(18,438)

Total long-term debt	$955,880	$1,093,243

Maturities of long-term debt outstanding at December 31, 2009 were as follows: $1.9 million in 2011; $3.6 million in 2012; $2.4 million in 2013; $1.8 million in 2014; $198.1 million in 2015; and $748.1 million in 2016 and thereafter.

In the fourth quarter of 2009, the Company paid in full a 10.5 million British pound ($16.9 million) floating-rate term note.

In the second quarter of 2009, the Company paid in full a 40 million British pound ($62.0 million) borrowing under the revolving credit facility.

In July 2008, the Company paid in full the $225 million 7.20% senior notes due July 2008 using the proceeds from borrowings under its existing revolving credit facility.

The second funding of the third quarter of 2007 private placement agreement to sell $450 million occurred in July 2008 for $80 million in aggregate principal amount of 6.35% senior notes due July 2018. The 2007 private placement carries a weighted average interest rate of 6.25%. The proceeds from the second funding of the notes were used to pay down a portion of the Company’s revolving credit facility.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2005, the Company issued a 50 million Euro ($71.6 million at December 31, 2009) 3.94% senior note due August 2015. In November 2004, the Company issued a 40 million British pound ($64.7 million at December 31, 2009) 5.99% senior note due in November 2016. In September 2003, the Company issued a 50 million British pound ($80.8 million at December 31, 2009) 5.96% senior note due in September 2010.

The Company had an accounts receivable securitization facility agreement with a wholly owned, special-purpose subsidiary and the special-purpose subsidiary had a receivables sale agreement with a bank, whereby it could sell to a third party up to $100.0 million of its trade accounts receivable on a revolving basis. The securitization facility was a financing vehicle utilized by the Company previously because it offered attractive rates relative to other financing sources. When borrowings were outstanding under the facility, all securitized accounts receivable and related debt were reflected on the Company’s consolidated balance sheet.

The special-purpose subsidiary was the servicer of the accounts receivable under the securitization facility. The accounts receivable securitization facility was not renewed by the Company in May 2009. Interest rates on amounts drawn down were based on prevailing market rates for short-term commercial paper plus a program fee. The Company also paid a commitment fee on any unused commitments under the securitization facility. The Company’s accounts receivable securitization was accounted for as a secured borrowing.

At December 31, 2008, the Company had no borrowings outstanding on the accounts receivable securitization. Interest expense under this facility was not significant. The weighted average interest rate when borrowings were outstanding under the accounts receivable securitization during 2008 was 3.6%.

The Company’s revolving credit facility’s total borrowing capacity is $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The term of the facility is June 2012.

The revolving credit facility places certain restrictions on allowable additional indebtedness. At December 31, 2009, the Company had available borrowing capacity of $532.2 million under its $550 million revolving bank credit facility, which includes an accordion feature allowing $100 million of additional borrowing capacity.

Interest rates on outstanding loans under the revolving credit facility are at the applicable London Interbank Offered Rate (“LIBOR”) rate plus a negotiated spread, or at the U.S. prime rate. At December 31, 2009, the Company had no borrowings outstanding under the revolving credit facility. At December 31, 2008, the Company had $65.6 million borrowings outstanding under the revolving credit facility, of which $58.4 million related to 40 million of British pound borrowings under the revolver. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2009 and 2008 was 0.60% and 2.81%, respectively. The Company had outstanding letters of credit totaling $19.8 million and $15.5 million at December 31, 2009 and 2008, respectively.

The private placement, the floating-rate term loan, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2009.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $50.3 million at December 31, 2009. Foreign subsidiaries had debt outstanding at December 31, 2009 totaling $24.6 million, including $19.6 million reported in long-term debt.

The weighted average interest rate on total debt outstanding at December 31, 2009 and 2008 was 6.4% and 6.2%, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stockholders’ Equity

On both January 24, 2008 and July 23, 2008, the Board of Directors authorized increases of $50 million for the repurchase of common stock for a total of $100 million in 2008. These increases were added to the $25.9 million that remained available at December 31, 2007 from an existing $50 million authorization approved in March 2003. The Company did not repurchase shares in 2009. In 2008, the Company repurchased approximately 1,263,000 shares of common stock for $57.4 million in cash under its current share repurchase authorization. At December 31, 2009, $68.5 million of the current share repurchase authorization remained available. On January 28, 2010, the Board of Directors authorized an increase of $75 million in the authorization for the repurchase of its common stock. This increase was added to the $68.5 million that remained available from existing $100 million authorizations approved in 2008, for a total of $143.5 million available for repurchases of the Company’s common stock. Subsequent to December 31, 2009, the Company repurchased 1,128,200 shares of its common stock for approximately $41.8 million. The remaining balance available for repurchases of the Company’s common stock is $101.7 million as of the filing of this report.

At December 31, 2009, the Company held 3.1 million shares in its treasury at a cost of $83.3 million, compared with 3.5 million shares at a cost of $92.0 million at December 31, 2008. The number of shares outstanding at December 31, 2009 was 107.9 million shares, compared with 106.7 million shares at December 31, 2008.

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

11.	Share-Based Compensation

Under the terms of the Company’s stockholder-approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Employee and non-employee director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant, and restricted stock awards generally have a four-year cliff vesting. Options primarily have a maximum contractual term of seven years. At December 31, 2009, 6.9 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 4.4 million shares for stock options outstanding.

The Company issues previously unissued shares when options are exercised and shares are issued from treasury stock upon the award of restricted stock.

The Company measures and records compensation expense related to all stock awards by recognizing the grant date fair value of the awards over their requisite service periods in the financial statements. For grants under any of the Company’s plans that are subject to graded vesting over a service period, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the years indicated:

	2009	2008	2007

Expected stock volatility	25.8%	18.4%	22.4%
Expected life of the options (years)	4.9	4.7	4.7
Risk-free interest rate	1.89%	2.60%	4.53%
Expected dividend yield	0.73%	0.49%	0.66%
Black-Scholes-Merton fair value per option granted	$7.80	$9.58	$9.58

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

Total share-based compensation expense was as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)

Stock option expense	$6,297	$6,300	$5,884
Restricted stock expense	7,205	13,886	9,646

Total pre-tax expense	13,502	20,186	15,530
Related tax benefit	(4,223)	(3,990)	(4,180)

Reduction of net income	$9,279	$16,196	$11,350

Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In millions)

Outstanding at the beginning of the year	4,035	$28.01
Granted	1,320	32.72
Exercised	(812)	14.50
Forfeited	(75)	38.33
Expired	(62)	40.42

Outstanding at the end of the year	4,406	$31.56	4.1	$36.3

Exercisable at the end of the year	2,179	$26.23	2.5	$27.9

The aggregate intrinsic value of options exercised during 2009, 2008 and 2007 was $15.5 million, $13.3 million and $32.2 million, respectively. The total fair value of the stock options vested during 2009, 2008 and 2007 was $5.4 million, $5.6 million and $5.7 million, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the status of the Company’s nonvested options outstanding for the year ended December 31, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Nonvested options outstanding at the beginning of the year	1,612	$9.39
Granted	1,320	7.80
Vested	(630)	9.11
Forfeited	(75)	8.97

Nonvested options outstanding at the end of the year	2,227	$8.54

Expected future pre-tax compensation expense relating to the 2.2 million nonvested options outstanding as of December 31, 2009 is $13.1 million, which is expected to be recognized over a weighted average period of approximately two years.

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

The following is a summary of the status of the Company’s nonvested restricted stock outstanding for the year ended December 31, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value
	(In thousands)

Nonvested restricted stock outstanding at the beginning of the year	608	$39.34
Granted	375	32.74
Vested	(23)	31.58
Forfeited	(43)	39.27

Nonvested restricted stock outstanding at the end of the year	917	$36.95

The total fair value of the restricted stock that vested was $17.8 million in 2008, and 2009 and 2007 were not significant. The weighted average fair value of restricted stock granted per share during 2009 and 2008 was $32.74 and $48.38, respectively. Expected future pre-tax compensation expense related to the 0.9 million nonvested restricted shares outstanding as of December 31, 2009 is $17.8 million, which is expected to be recognized over a weighted average period of approximately two years.

Under a Supplemental Executive Retirement Plan (“SERP”) in 2009, the Company reserved 14,214 shares of common stock. Reductions for retirements and terminations were 30,036 shares in 2009. The total number of shares of common stock reserved under the SERP was 266,310 as of December 31, 2009. Charges to expense under the

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SERP are not significant in amount and are considered pension expense with the offsetting credit reflected in capital in excess of par value.

12.	Leases and Other Commitments

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2009 (principally for production and administrative facilities and equipment) amounted to $76.0 million, consisting of payments of $16.3 million in 2010, $11.6 million in 2011, $8.9 million in 2012, $6.1 million in 2013, $5.1 million in 2014 and $28.0 million thereafter. Rental expense was $22.8 million in 2009, $22.7 million in 2008 and $19.1 million in 2007. The leases expire over a range of years from 2010 to 2082, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.

The Company acquired a capital lease obligation in 2007 for land and a building. The lease has a term of 12 years, which began July 2006, and is payable quarterly. Property, plant and equipment as of December 31, 2009 includes a building of $13.2 million, net of $2.3 million of accumulated depreciation and land of $2.1 million related to this capital lease. Amortization of the leased assets of $0.7 million is included in 2009 depreciation expense. Future minimum lease payments are estimated to be $0.9 million in each of the years 2010 through 2014 and $9.4 million thereafter, for total minimum lease payments of $13.9 million, net of interest.

As of December 31, 2009 and 2008, the Company had $161.9 million and $219.9 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

13.	Income Taxes

The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)

Income before income taxes:
Domestic	$207,831	$260,464	$244,550
Foreign	86,802	105,752	91,894

Total	$294,633	$366,216	$336,444

Provision for income taxes:
Current:
Federal	$58,247	$52,581	$66,386
Foreign	22,123	29,889	28,929
State	2,725	7,052	8,340

Total current	83,095	89,522	103,655

Deferred:
Federal	7,024	28,920	4,751
Foreign	(1,464)	(1,378)	(2,036)
State	208	2,200	2,054

Total deferred	5,768	29,742	4,769

Total provision	$88,863	$119,264	$108,424

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred tax (asset) liability were as follows at December 31:

	2009	2008
	(In thousands)

Current deferred tax (asset) liability:
Reserves not currently deductible	$(19,437)	$(20,885)
Share-based compensation	(3,870)	(1,984)
Net operating loss carryforwards	(2,829)	(1,107)
Foreign tax credit carryforwards	(3,360)	(3,360)
Other	(1,173)	(3,583)

Net current deferred tax asset	$(30,669)	$(30,919)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	$22,285	$24,442
Reserves not currently deductible	(19,913)	(17,815)
Pensions	31,453	7,454
Differences in basis of intangible assets and accelerated amortization	188,045	136,417
Net operating loss carryforwards	(6,513)	(11,950)
Share-based compensation	(9,893)	(9,084)
Other	(3,578)	4,268

	201,886	133,732
Less: Valuation allowance	4,468	11,209

Net noncurrent deferred tax liability	206,354	144,941

Net deferred tax liability	$175,685	$114,022

The Company’s effective tax rate of the provision for income taxes reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2009	2008	2007

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.4	1.5	1.9
Foreign operations, net*	(4.2)	(3.0)	(4.6)
Other	(1.0)	(0.9)	(0.1)

Consolidated effective tax rate	30.2%	32.6%	32.2%

*	Includes the effects of statutory tax rate reductions in Italy, the United Kingdom and Germany during 2007.

As of December 31, 2009, the Company had no provision for U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries, which total approximately $395 million. If the Company were to distribute those earnings to the United States, the Company would be subject to U.S. income taxes based on the excess of the U.S. statutory rate over statutory rates in the foreign jurisdiction and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.

At December 31, 2009, the Company had tax benefits of $9.3 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.7 million for federal income tax purposes with a valuation allowance of $3.3 million, $3.6 million for state income tax purposes with a valuation allowance of $0.2 million, and $2.0 million for foreign locations with no valuation allowance. These net operating loss carryforwards, if not used, will expire between 2010 and 2032. As of December 31, 2009, the Company had $3.4 million of U.S. foreign tax credit carryforwards.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for net operating loss carryforwards. In 2009, the Company recorded a decrease of $6.7 million in the valuation allowance primarily related to the utilization and expiration of net operating loss carryforwards.

At December 31, 2009, the Company had gross unrecognized tax benefits of $26.5 million, of which $25.6 million would impact the effective tax rate if recognized. At December 31, 2008, the Company had gross unrecognized tax benefits of $18.6 million, all of which would impact the effective tax rate if recognized.

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. At December 31, 2009 and 2008, the Company reported $5.5 million and $2.3 million, respectively, in the aggregate related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2009, 2008 and 2007, the Company recognized $0.7 million of expense, $0.8 million of income and $1.5 million of expense, respectively, of interest and penalties in the income statement.

The most significant tax jurisdiction for the Company is the United States. The Company files income tax returns in various state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. In 2009, the Internal Revenue Service (“IRS”) completed the examination of the Company’s U.S. income tax returns for 2005 and is currently examining the Company’s U.S. income tax returns for 2006 and 2007. In 2009, the Company concluded an exam in Germany for the period 2004 through 2006. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods. Tax years in certain state and foreign jurisdictions remain subject to examination; however the uncertain tax positions related to these jurisdictions are not considered material.

During 2009, the Company added $15.9 million of tax, interest and penalties related to 2009 activity for identified uncertain tax positions and reversed $4.8 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2008, the Company added $11.6 million of tax, interest and penalties related to 2008 activity for identified uncertain tax positions and reversed $16.5 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2009	2008	2007
	(In millions)

Balance at the beginning of the year	$18.6	$22.7	$24.9
Additions for tax positions related to the current year	8.8	0.9	1.3
Additions for tax positions of prior years	2.5	10.1	—
Reductions for tax positions of prior years	(1.4)	(4.2)	(3.2)
Reductions related to settlements with taxing authorities	(2.0)	(10.8)	—
Reductions due to statute expirations	—	(0.1)	(0.3)

Balance at the end of the year	$26.5	$18.6	$22.7

The additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain foreign activities and for research and development credits, while the reductions above reflect the settlement of an IRS audit and amended filings. At December 31, 2009, tax, interest and penalties of $13.7 million are classified as a

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncurrent liability. The net increase in uncertain tax positions for the year ending December 31, 2009 resulted in an increase to income tax expense of $0.8 million.

14.	Retirement Plans and Other Postretirement Benefits

Retirement and Pension Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $3 million to $5 million to its worldwide defined benefit pension plans in 2010.

The Company uses a measurement date of December 31 (its fiscal year end) for its U.S. and foreign defined benefit pension plans.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:

U.S. Defined Benefit Pension Plans:

	2009	2008
	(In thousands)

Change in projected benefit obligation (“PBO”):
Net projected benefit obligation at the beginning of the year	$348,475	$356,107
Service cost	3,278	3,783
Interest cost	22,395	21,724
Actuarial losses (gains)	26,620	(10,459)
Gross benefits paid	(23,861)	(22,793)
Plan amendments and other	—	113

Net projected benefit obligation at the end of the year	$376,907	$348,475

Change in plan assets:
Fair value of plan assets at the beginning of the year	$354,851	$418,317
Actual return on plan assets	81,150	(111,558)
Employer contributions	18,373	70,885
Gross benefits paid	(23,861)	(22,793)

Fair value of plan assets at the end of the year	$430,513	$354,851

Foreign Defined Benefit Pension Plans:

	2009	2008
	(In thousands)

Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$88,166	$129,044
Service cost	1,238	2,044
Interest cost	5,844	6,825
Acquisitions	—	—
Foreign currency translation adjustment	9,371	(40,004)
Employee contributions	404	600
Actuarial losses (gains)	9,532	(17,201)
Gross benefits paid	(3,473)	(3,682)
Effect of elimination of early measurement date	—	1,309
Other	(475)	9,231

Net projected benefit obligation at the end of the year	$110,607	$88,166

Change in plan assets:
Fair value of plan assets at the beginning of the year	$84,817	$125,213
Actual return on plan assets	19,000	(20,126)
Employer contributions	2,754	9,021
Employee contributions	404	600
Foreign currency translation adjustment	9,001	(38,633)
Gross benefits paid	(3,473)	(3,682)
Effect of elimination of early measurement date	—	3,193
Other	—	9,231

Fair value of plan assets at the end of the year	$112,503	$84,817

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts included in the Effect of elimination of early measurement date in the preceding tables reflect the impact of the change in measurement date for the three United Kingdom-based defined benefit pension plans.

The accumulated benefit obligation (“ABO”) consisted of the following at December 31:

U.S. Defined Benefit Pension Plans:

	2009	2008
	(In thousands)

Funded plans	$359,516	$333,468
Unfunded plans	4,802	4,746

Total	$364,318	$338,214

Foreign Defined Benefit Pension Plans:

	2009	2008
	(In thousands)

Funded plans	$98,886	$80,149
Unfunded plans	1,344	1,179

Total	$100,230	$81,328

Weighted average assumptions used to determine benefit obligations at December 31:

	2009	2008

U.S. Defined Benefit Pension Plans:

Discount rate	5.90%	6.50%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:

Discount rate	5.98%	6.09%
Rate of compensation increase (where applicable)	2.98%	2.98%

For the Company’s U.S. defined benefit pension plans, the asset allocation percentages at December 31, 2009 and 2008 and the target allocation percentages for 2010, by asset category, are as follows:

U.S. Defined Benefit Pension Plans:

		Percent of Plan Assets
	Target Allocation	at December 31,
Asset Category	2010	2009	2008

Equity securities	40%-60%	52%	58%
Fixed income securities	30%-60%	43	31
Other*	0%-15%	5	11

Total		100%	100%

*	Amounts in 2009 and 2008 include cash and cash equivalents and an approximate 1% and 10% investment in alternative assets consisting of hedge funds, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the fair value of plan assets for U.S. plans at December 31, 2009 and 2008 was as follows:

	2009			2008
Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)

Cash and temporary investments	$2,936	$2,936	$—	$51,305	$51,305	$—
Equity securities:
AMETEK common stock	25,973	25,973	—	20,519	20,519	—
Diversified common stocks	111,951	111,951	—	77,390	77,390	—
Diversified mutual funds	85,374	—	85,374	79,622	44,177	35,445
Real estate investment trust	—	—	—	652	652	—
Fixed income securities and other:
U.S. Government and investment grade	78,849	62,531	16,318	27,166	27,166	—
Global asset allocation and other	56,319	—	56,319	23,570	23,570	—
Diversified mutual funds	50,153	50,153	—	57,217	57,217	—
Hedge funds	18,958	—	—	17,410	—	—

Total investments	$430,513	$253,544	$158,011	$354,851	$301,996	$35,445

Level 1 investments are unadjusted, observable inputs from active markets. Level 2 investments are equity funds and fixed income funds that are valued by the vendor using observable market inputs. Hedge funds are considered level 3 investments as their values are determined by the sponsor using unobservable market data.

The table below sets forth a summary of changes of the U.S. plans’ assets fair value using significant unobservable inputs (level 3) for the year ended December 31, 2009.

Hedge Funds
(In thousands)

Balance, January 1, 2009	$17,410
Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	1,548
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2009	$18,958

The expected long-term rate of return on these plan assets was 8.25% in 2009 and 2008. Equity securities included 679,200 shares of AMETEK, Inc. common stock with a market value of $26.0 million (6.0% of total plan investment assets) at December 31, 2009 and 679,200 shares of AMETEK, Inc. common stock with a market value of $20.5 million (5.8% of total plan investment assets) at December 31, 2008.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other than for investments in alternative assets, described in the footnote to the table above, certain investments are prohibited. Prohibited investments include venture capital, private placements, unregistered or restricted stock, margin trading, commodities, short selling and rights and warrants. Foreign currency futures, options and forward contracts may be used to manage foreign currency exposure.

For the Company’s foreign defined benefit pension plans, the asset allocation percentages at December 31, 2009 and 2008 and the target allocation percentages for 2010, by asset category, are as follows:

Foreign Defined Benefit Pension Plans:

		Percent of Plan Assets
	Target Allocation	at December 31,
Asset Category	2010	2009	2008

Cash	0%-5%	3%	4%
Diversified mutual equity funds	70%-90%	71	61
Real estate	10%-20%	2	—
Diversified mutual bond funds	0%-5%	15	25
Life insurance	0%-10%	9	10

Total		100%	100%

A summary of the fair value of plan assets for foreign defined benefit pension plans at December 31, 2009 and 2008 was as follows:

	2009		2008
Asset Category	Total	Level 2	Total	Level 2
	(In thousands)

Cash	$3,148	$3,148	$3,453	$3,453
Diversified mutual equity funds	80,271	80,271	51,404	51,404
Real estate	2,379	2,379	207	207
Diversified mutual bond funds	16,958	16,958	21,114	21,114
Life insurance	9,747	—	8,639	—

Total investments	$112,503	$102,756	$84,817	$76,178

Level 2 investments are equity funds, real estate funds and fixed income funds that are valued by the vendor using observable market inputs. Life insurance assets are considered level 3 investments as their values are determined by the sponsor using unobservable market data.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below sets forth a summary of changes of the foreign plans’ assets fair value using significant unobservable inputs (level 3) for the year ended December 31, 2009.

Life Insurance
(In thousands)

Balance, January 1, 2009	$8,639
Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	1,108
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2009	$9,747

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

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and expectations of projected future investment returns. The estimates of future capital market returns by asset category are lower than the actual long-term historical returns. The current low interest rate environment also influences this outlook. Therefore, the assumed rate of return for U.S. plans remains at 8.25% and foreign plans are slightly lower at 6.97% for 2010.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:

U.S. Defined Benefit Pension Plans:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value of Assets		Fair Value of Assets
	2009	2008	2009	2008
	(In thousands)

Projected benefit obligation	$4,802	$4,746	$4,802	$4,746
Fair value of plan assets	—	—	—	—

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Defined Benefit Pension Plans:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value of Assets		Fair Value of Assets
	2009	2008	2009	2008
	(In thousands)

Projected benefit obligation	$49,561	$40,755	$1,911	$1,555
Fair value of plan assets	46,049	35,898	406	197

The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2009	2008
	(In thousands)

Funded status asset (liability):
Fair value of plan assets	$543,016	$439,668
Projected benefit obligation	(487,514)	(436,641)

Funded status at the end of the year	$55,502	$3,027

Amounts recognized in the consolidated balance sheet consisted of:
Noncurrent asset for pension benefits (other assets)	$63,815	$12,630
Current liabilities for pension benefits	(333)	(321)
Noncurrent liability for pension benefits	(7,980)	(9,282)

Net amount recognized at the end of the year	$55,502	$3,027

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net Amounts Recognized:	2009	2008
	(In thousands)

Net actuarial loss	$66,848	$92,800
Prior service costs	286	604
Transition asset	(13)	(44)

Total recognized	$67,121	$93,360

Other changes in pension plan assets and benefit obligations
recognized in other comprehensive income, net of taxes:	2009
(In thousands)

Net actuarial gain	$(18,086)
Amortization of net actuarial loss	(8,079)
Amortization of prior service costs	(85)
Amortization of transition asset	11

Total recognized	$(26,239)

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the components of net periodic pension benefit expense for the years ended December 31:

	2009	2008	2007
	(In thousands)

Defined benefit plans:
Service cost	$4,517	$5,827	$6,927
Interest cost	28,239	28,549	27,750
Expected return on plan assets	(35,711)	(41,578)	(39,354)
Amortization of:
Net actuarial loss (gain)	13,165	(74)	650
Prior service costs	138	200	201
Transition asset	(18)	(15)	(15)
Special termination benefits	—	35	—

Pension expense (income)	10,330	(7,056)	(3,841)
Pension curtailment charge	—	277	—

Total net periodic benefit expense (income)	10,330	(6,779)	(3,841)

Other plans:
Defined contribution plans	12,521	12,950	10,338
Foreign plans and other	3,977	4,406	4,752

Total other plans	16,498	17,356	15,090

Total net pension expense	$26,828	$10,577	$11,249

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2010 for the net actuarial losses and prior service costs are expected to be $8.1 million.

The following weighted average assumptions were used to determine the above net periodic pension benefit expense for the years ended December 31:

	2009	2008	2007

U.S. Defined Benefit Pension Plans:

Discount rate	6.50%	6.25%	5.90%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:

Discount rate	6.09%	5.89%	5.00%
Expected return on plan assets	6.97%	7.00%	7.00%
Rate of compensation increase (where applicable)	2.98%	3.86%	3.61%

Estimated Future Benefit Payments

The estimated future benefit payments for U.S. and foreign plans are as follows (in thousands): 2010 — $27,549; 2011 — $28,436; 2012 — $29,619; 2013 — $30,779; 2014 — $31,514; 2015 to 2019 — $170,804. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $16.1 million and $13.6 million at December 31, 2009 and 2008, respectively. Administrative expense for the plan is borne by the Company and is not significant.

15.	Financial Instruments

The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at December 31, 2009 and 2008. Cash, cash equivalents and marketable securities are recorded at fair value at December 31, 2009 and 2008 in the accompanying consolidated balance sheet.

	Asset (Liability)
	December 31,		December 31,
	2009		2008
	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Fixed-income investments	$8,883	$8,883	$8,248	$8,248
Short-term borrowings	(4,076)	(4,076)	(16,028)	(16,028)
Long-term debt (including current portion)	(1,037,605)	(1,084,877)	(1,095,653)	(1,095,653)

The fair value of fixed-income investments is based on quoted market prices. The fair value of short-term borrowings approximates the carrying value. The Company’s long-term debt is all privately-held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments. See Note 9 for long-term debt principals, interest rates and maturities.

16.	Additional Consolidated Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $0.9 million, $3.9 million and $2.7 million for 2009, 2008 and 2007, respectively. Income taxes paid in 2009, 2008, and 2007 were $84.3 million, $113.4 million and $80.0 million, respectively. Cash paid for interest was $68.0 million, $59.2 million and $46.0 million in 2009, 2008, and 2007, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Reportable Segments and Geographic Areas Information

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

EMG produces brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. EMG also produces high-purity metal powders and alloys in powder, strip and wire form for electronic components, aircraft and automotive products, as well as heat exchangers and thermal management subsystems. EMG also supplies hermetically sealed (moisture-proof) connectors, terminals and headers. These electromechanical devices are used in aerospace, defense and other industrial applications. Additionally, EMG produces air-moving electric motors and motor-blower systems for manufacturers of floor care appliances and outdoor power equipment. Sales of floor care and specialty motors represented 10.8% in 2009, 12.1% in 2008 and 13.7% in 2007 of the Company’s consolidated net sales.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2009	2008	2007
	(In thousands)

Net sales(1):
Electronic Instruments	$1,146,578	$1,402,653	$1,199,757
Electromechanical	951,777	1,128,482	937,093

Consolidated net sales	$2,098,355	$2,531,135	$2,136,850

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$232,875	$306,764	$260,338
Electromechanical	166,582	175,181	167,166

Total segment operating income	399,457	481,945	427,504
Corporate administrative and other expenses	(33,407)	(49,291)	(40,930)

Consolidated operating income	366,050	432,654	386,574
Interest and other expenses, net	(71,417)	(66,438)	(50,130)

Consolidated income before income taxes	$294,633	$366,216	$336,444

Assets:
Electronic Instruments	$1,535,646	$1,583,110
Electromechanical	1,357,219	1,291,602

Total segment assets	2,892,865	2,874,712
Corporate	353,167	180,830

Consolidated assets	$3,246,032	$3,055,542

Additions to property, plant and equipment(3):
Electronic Instruments	$22,220	$25,860	$42,807
Electromechanical	16,668	52,231	29,485

Total segment additions to property, plant and equipment	38,888	78,091	72,292
Corporate	2,161	4,650	486

Consolidated additions to property, plant and equipment	$41,049	$82,741	$72,778

Depreciation and amortization:
Electronic Instruments	$32,635	$30,569	$23,603
Electromechanical	32,444	32,460	28,839

Total segment depreciation and amortization	65,079	63,029	52,442
Corporate	421	232	223

Consolidated depreciation and amortization	$65,500	$63,261	$52,665

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(3)	Includes $8.0 million in 2009, $38.5 million in 2008 and $35.2 million in 2007 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for the years ended December 31, 2009, 2008, and 2007 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2009	2008	2007
	(In thousands)

Net sales:
United States	$1,066,644	$1,305,594	$1,083,118

International*:
United Kingdom	170,229	167,891	127,626
European Union countries	339,328	394,937	334,554
Asia	308,805	373,477	323,992
Other foreign countries	213,349	289,236	267,560

Total international	1,031,711	1,225,541	1,053,732

Total consolidated	$2,098,355	$2,531,135	$2,136,850

Long-lived assets from continuing operations (excluding intangible assets):
United States	$190,737	$185,505

International**:
United Kingdom	38,375	36,212
European Union countries	60,973	64,831
Asia	8,905	10,451
Other foreign countries	11,063	11,530

Total international	119,316	123,024

Total consolidated	$310,053	$308,529

*	Includes U.S. export sales of $414.1 million in 2009, $478.5 million in 2008 and $394.4 million in 2007.

**	Represents long-lived assets of foreign-based operations only.

18.	Guarantees

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. At December 31, 2009, the maximum amount of future payment obligations relative to these various guarantees was $50.4 million and the outstanding liability under certain of those guarantees was $4.9 million. These guarantees expire in 2010.

Indemnifications

In conjunction with certain acquisition and divestiture transactions, the Company may agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events (e.g., breaches of contract obligations or retention of previously existing environmental, tax or

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Changes in accrued product warranty obligation were as follows at December 31:

	2009	2008
	(In thousands)

Balance at the beginning of the year	$16,068	$14,433
Accruals for warranties issued during the year	8,236	12,201
Settlements made during the year	(11,095)	(11,503)
Changes in liability for pre-existing warranties, including expirations during the year	277	(343)
Warranty accruals related to new businesses	2,549	1,280

Balance at the end of the year	$16,035	$16,068

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

19.	Contingencies

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, at December 31, 2009, the Company is named a Potentially Responsible Party (“PRP”) at 16 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In ten of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2009 and 2008 were $27.0 million and $28.4 million, respectively, for non-owned and owned sites. In 2009, the Company received $1.3 million of additional reserves from a third party for existing sites. Additionally, the Company spent $2.7 million on environmental matters in 2009. The Company’s reserves for environmental liabilities at December 31, 2009 and 2008 include reserves of $19.2 million and $17.9 million, respectively, for an owned site acquired in connection with the fiscal 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2009, the Company had $13.9 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

In August 2009, the Company agreed to a Stipulation and Settlement Agreement with the San Diego Regional Water Quality Control Board regarding the 2008 Notice of Administrative Civil Liability related to a former subsidiary which became a separate company in 1988 and filed for bankruptcy liquidation in 2007, whereby the Company paid and deferred minor penalties, which were covered by previously established reserves.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

2009
Net sales	$552,866	$524,929	$497,060	$523,500	$2,098,355
Operating income	$106,202	$93,180	$77,475	$89,193	$366,050
Net income	$59,055	$51,813	$43,018	$51,884	$205,770
Basic earnings per share(a)	$0.55	$0.49	$0.40	$0.48	$1.93
Diluted earnings per share(a)	$0.55	$0.48	$0.40	$0.48	$1.91
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.24
2008
Net sales	$611,197	$648,771	$647,423	$623,744	$2,531,135
Operating income(b)(c)	$116,233	$114,111	$120,065	$82,245	$432,654
Net income(b)(c)	$66,357	$65,842	$70,924	$43,829	$246,952
Basic earnings per share(a)(b)(c)	$0.63	$0.62	$0.67	$0.41	$2.33
Diluted earnings per share(a)(b)(c)	$0.62	$0.61	$0.66	$0.41	$2.30
Dividends paid per share	$0.06	$0.06	$0.06	$0.06	$0.24

(a)	The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

(b)	The 2008 results include a second quarter after-tax, non-cash charge of $7.3 million, or $0.07 per diluted share, related to the accelerated amortization of deferred compensation expense due to the vesting of restricted stock.

(c)	The 2008 results include fourth quarter pre-tax charges totaling $40.0 million, $27.3 million after tax ($0.25 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2009. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

g)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

The Company has adopted a Code of Ethics for the principal executive officer, principal financial officer and principal accounting officer, which may be found on the Company’s website at www.ametek.com. Any amendments to the Code of Ethics or any grant of a waiver from the provisions of the Code of Ethics requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on the Company’s website.

Item 11.	Executive Compensation

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference.

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

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank S. Hermance Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010

/s/ John J. Molinelli John J. Molinelli	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/s/ Robert R. Mandos, Jr. Robert R. Mandos, Jr.	Senior Vice President and Comptroller (Principal Accounting Officer)	February 25, 2010

/s/ Sheldon S. Gordon Sheldon S. Gordon	Director	February 25, 2010

/s/ Charles D. Klein Charles D. Klein	Director	February 25, 2010

/s/ Steven W. Kohlhagen Steven W. Kohlhagen	Director	February 25, 2010

/s/ James R. Malone James R. Malone	Director	February 25, 2010

/s/ David P. Steinmann David P. Steinmann	Director	February 25, 2010

/s/ Elizabeth R. Varet Elizabeth R. Varet	Director	February 25, 2010

/s/ Dennis K. Williams Dennis K. Williams	Director	February 25, 2010

Index to Exhibits

Item 15(3)

Exhibit
Number	Description	Incorporated Herein by Reference to

3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated April 24, 2007.	Exhibit 3.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
3.2	By-laws of the Company as amended to and including July 25, 2007.	Exhibit 3.(ii) to Form 8-K, dated July 30, 2007, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 2007, between the Company and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated June 2, 2007, SEC File No. 1-12981.
4.2	Indenture, dated as of July 17, 1998, between AMETEK, Inc., as Issuer, and Chase Manhattan Trust Company, National Association, as Trustee relating to the Notes, dated July 17, 1998.	Exhibit 4.1 to Form 10-Q dated June 30, 1998, SEC File No. 1-12981.
4.3	AMETEK, Inc. 2007 Omnibus Incentive Plan, dated as of April 24, 2007.	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.
10.1	Amended and restated AMETEK, Inc. Retirement Plan for Directors, dated as of October 24, 2007.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.2	Amended and restated AMETEK, Inc. Deferred Compensation Plan dated October 24, 2007.*	Exhibit 10.6 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.3	Amended and restated Supplemental Senior Executive Death Benefit Plan, dated as of July 25, 2007 (the “Senior Executive Plan”).*	Exhibit 10. 1 to Form 10-Q, dated September 30, 2007, SEC File No. 1-12981.
10.4	Amended and restated AMETEK, Inc. 2004 Executive Death Benefit Plan dated as of July 25, 2007.	Exhibit 10.2 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.5	Amended and restated AMETEK, Inc. Death Benefit Program for Directors dated as of October 24, 2007.*	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.6	Form of amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.7	Amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.8 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.8	The AMETEK Retirement and Savings Plan, as restated and amended to January 1, 2002 (the “Savings Plan”).*	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-12981.
10.9	Amendment No. 1 to the Savings Plan.*	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-12981.
10.10	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit (10) (ww) to 1989 Form 10-K, SEC File No. 1-168.

Exhibit
Number	Description	Incorporated Herein by Reference to

10.11	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.
10.12	Amended and restated Supplemental Executive Retirement Plan dated as of October 24, 2007.	Exhibit 10.5 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.13	The 1997 Stock Incentive Plan of AMETEK, Inc. (the “1997 Plan”).*	Exhibit 10.31 to 1997 Form 10-K, SEC File No. 1-12981.
10.14	Amendment No. 1 to the 1997 Plan.*	Exhibit 10.35 to 1999 Form 10-K, SEC File No. 1-12981.
10.15	Amendment No. 2 to the 1997 Plan.*	Exhibit 10.36 to 1999 Form 10-K, SEC File No. 1-12981.
10.16	Amendment No. 3 to the 1997 Plan.*	Exhibit 10.2 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.17	Amendment No. 4 to the 1997 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.18	Amendment No. 5 to the 1997 Plan.*	Exhibit 10.4 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.19	1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.20	Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.21	Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.22	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.23	Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.24	Amendment No. 5 to the 1999 Plan.*	Exhibit 10.5 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.25	Amendment No. 6 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.26	Amendment No. 7 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.27	2002 Stock Incentive Plan amended and restated as of April 25, 2005.*	Exhibit 10.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
10.28	Form of amended and restated Restricted Stock Agreement between the Company and certain executives of the Company, dated October 24, 2007.*	Exhibit 10.9 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.29	Amended and restated Receivables Sale Agreement dated as of May 31, 2007.	Exhibit 10.2 to Form 10-Q dated June 30, 2007, SEC File No. 1-12981.
10.30	Second Amended and restated Receivables Sale Agreement dated as of May 29, 2008.	Exhibit 10.1 to Form 10-Q dated June 30, 2008, SEC File No. 1-12981.

Exhibit
Number		Description	Incorporated Herein by Reference to

10.31		Credit Agreement dated as of September 17, 2001 and amended and restated as of October 6, 2006, among the Company, Various Lending Institutions, Bank of America, N.A., PNC Bank N.A., Suntrust Bank and Wachovia Bank, N.A., as Syndication Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent (the “Revolving Credit Agreement”).	Exhibit 10.1 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.32		First Amendment to Revolving Credit Agreement, dated as of June 29, 2007.	Exhibit 10.1 to Form 10-Q dated June 30, 2007, SEC File No. 1-12981.
10.33		Note Purchase Agreement, dated as of August 30, 2007.	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.
10.34		Note Purchase Agreement, dated as of September 17, 2008.	Exhibit 10.1 to Form 8-K dated September 19, 2008, SEC File No. 1-12981.
12		Statement regarding computation of ratio of earnings to fixed charges.**
21		Subsidiaries of the Registrant.**
23		Consent of Independent Registered Public Accounting Firm.**
31.1		Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2		Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1		Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2		Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

**	Filed with electronic submission.