Form 10-Q
period 2010-03-31
AMETEK INC/
filed 2010-05-05
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 29, 2010 was 106,352,475 shares.

AMETEK, Inc.
Form 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Income for the three months ended March 31, 2010 and 2009	3
Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009	4
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2010 and 2009	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 5. Other Information	18
Item 6. Exhibits	19

SIGNATURES	20
EX-3.1
EX-3.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$556,662	$552,866

Operating expenses:
Cost of sales, excluding depreciation	375,724	370,643
Selling, general and administrative	67,543	64,530
Depreciation	10,949	11,491

Total operating expenses	454,216	446,664

Operating income	102,446	106,202
Other expenses:
Interest expense	(16,754)	(17,555)
Other, net	(515)	(23)

Income before income taxes	85,177	88,624
Provision for income taxes	27,232	29,569

Net income	$57,945	$59,055

Basic earnings per share	$0.54	$0.55

Diluted earnings per share	$0.54	$0.55

Weighted average common shares outstanding:
Basic shares	106,619	106,420

Diluted shares	107,570	107,321

Dividends declared and paid per share	$0.06	$0.06

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$255,632	$246,356
Marketable securities	5,296	4,994
Receivables, less allowance for possible losses	356,187	331,383
Inventories	305,960	311,542
Deferred income taxes	26,090	30,669
Other current assets	47,116	44,486

Total current assets	996,281	969,430

Property, plant and equipment, net	298,207	310,053
Goodwill	1,261,030	1,277,291
Other intangibles, net of accumulated amortization	504,407	521,888
Investments and other assets	165,092	167,370

Total assets	$3,225,017	$3,246,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$80,221	$85,801
Accounts payable	203,532	191,779
Income taxes payable	27,532	13,345
Accrued liabilities	138,043	133,357

Total current liabilities	449,328	424,282

Long-term debt	946,448	955,880
Deferred income taxes	204,849	206,354
Other long-term liabilities	98,512	92,492

Total liabilities	1,699,137	1,679,008

Stockholders’ equity:
Common stock	1,112	1,110
Capital in excess of par value	232,250	224,057
Retained earnings	1,552,019	1,500,471
Accumulated other comprehensive loss	(108,548)	(75,281)
Treasury stock	(150,953)	(83,333)

Total stockholders’ equity	1,525,880	1,567,024

Total liabilities and stockholders’ equity	$3,225,017	$3,246,032

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash provided by (used for):
Operating activities:
Net income	$57,945	$59,055
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	16,787	16,641
Deferred income tax expense (benefit)	3,862	(2,464)
Share-based compensation expense	3,601	2,715
Net change in assets and liabilities, net of acquisitions	10,053	34,786
Pension contribution and other	(385)	(343)

Total operating activities	91,863	110,390

Investing activities:
Additions to property, plant and equipment	(5,811)	(6,106)
Purchases of businesses, net of cash acquired and other	(3,225)	(38,213)

Total investing activities	(9,036)	(44,319)

Financing activities:
Net change in short-term borrowings	(797)	(7,332)
Reduction in long-term borrowings	—	(1,948)
Repurchases of common stock	(67,345)	—
Cash dividends paid	(6,348)	(6,406)
Excess tax benefits from share-based payments	1,584	244
Proceeds from employee stock plans and other	2,486	1,390

Total financing activities	(70,420)	(14,052)

Effect of exchange rate changes on cash and cash equivalents	(3,131)	(3,247)

Increase in cash and cash equivalents	9,276	48,772

Cash and cash equivalents:
As of January 1	246,356	86,980

As of March 31	$255,632	$135,752

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2010, the consolidated results of its operations and its cash flows for the three months ended March 31, 2010 and 2009 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).
2. Recent Accounting Pronouncements
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides amendments that clarify existing disclosures and require new disclosures related to fair value measurements providing greater disaggregated information on each class of assets and liabilities and more robust disclosures on transfers between levels 1 and 2 and activity in level 3 fair value measurements. The Company adopted the applicable provisions within ASU 2010-06 effective January 1, 2010. See Note 3. The Company is currently evaluating the impact of adopting the level 3 disclosures of ASU 2010-06 that are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.
     In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (“ASU 2010-09”). ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both the issued and revised financial statements for which the Company evaluated events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASU 2010-09 is effective as of February 2010.
3. Fair Value Measurement
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
     At March 31, 2010, $14.1 million of the Company’s cash and cash equivalents and marketable securities are valued as level 1 investments. In addition, the Company held $4.4 million of marketable securities in an institutional diversified equity securities mutual fund, which are valued as level 2 investments. The Company also held $9.1 million of investments in fixed-income securities valued as level 2 investments. The marketable securities are shown as a separate line on the consolidated balance sheet. The fixed-income securities are included in the investments and other assets line of the consolidated balance sheet. For the three months ended March 31, 2010, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred in the three months ended March 31, 2010.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
     Fair value of the institutional equity securities mutual fund was estimated using the net asset value of the Company’s ownership interests in the fund’s capital. The mutual fund seeks to provide long-term growth of capital by investing primarily in equity securities traded on U.S. exchanges and issued by large, established companies across many business sectors. Fair value of the fixed-income securities was estimated using observable market inputs and the securities are primarily corporate debt instruments and U.S. Government securities. There are no restrictions on the Company’s ability to redeem these equity and fixed-income securities investments.
4. Hedging Activities
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
     At March 31, 2010, the Company had $136.6 million of British pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2004 and 2003. At March 31, 2010, the Company had $67.5 million of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British pound- and Euro-denominated loans being designated and effective as net investment hedges, $12.9 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income at March 31, 2010.
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

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Weighted average shares:
Basic shares	106,619	106,420
Stock option and awards plans	951	901

Diluted shares	107,570	107,321

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
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
     The following table provides a rollforward of the remaining accruals established in the fourth quarter of 2008 for restructuring charges and asset write-downs:

	Restructuring
	Severance	Facility Closures	Total
		(In millions)
Restructuring accruals at December 31, 2009	$12.2	$1.0	$13.2
Utilization	(1.5)	(0.2)	(1.7)
Foreign currency translation and other	(0.5)	—	(0.5)

Restructuring accruals at March 31, 2010	$10.2	$0.8	$11.0

7. Goodwill
     The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2009	$746.9	$530.4	$1,277.3
Goodwill acquired during the year	3.3	—	3.3
Purchase price allocation adjustments and other	27.4	(24.0)	3.4
Foreign currency translation adjustments	(15.2)	(7.8)	(23.0)

Balance at March 31, 2010	$762.4	$498.6	$1,261.0

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
8. Inventories

	March 31,	December 31,
	2010	2009
	(In thousands)
Finished goods and parts	$45,221	$46,777
Work in process	65,747	65,752
Raw materials and purchased parts	194,992	199,013

Total inventories	$305,960	$311,542

9. Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income	$57,945	$59,055
Foreign currency translation adjustment	(29,107)	(17,095)
Foreign currency net investment hedge*	(4,393)	(1,714)
Other	233	(90)

Total comprehensive income	$24,678	$40,156

*	Represents the net gains and losses on the Company’s investment in certain foreign operations in excess of the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
10. Share-Based Compensation
     Total share-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Stock option expense	$1,638	$1,286
Restricted stock expense	1,963	1,429

Total pre-tax expense	3,601	2,715
Related tax benefit	(1,007)	(840)

Reduction of net income	$2,594	$1,875

     Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
11. Income Taxes
     At March 31, 2010, the Company had gross unrecognized tax benefits of $29.0 million, of which $26.1 million, if recognized, would impact the effective tax rate.
     The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2009	$26.5
Additions for tax positions	3.1
Reductions for tax positions	(0.6)

Balance at March 31, 2010	$29.0

     The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2010 and 2009 were not significant.
12. Retirement and Pension Plans
     The components of net periodic pension benefit expense were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Defined benefit plans:
Service cost	$1,186	$1,144
Interest cost	6,897	6,861
Expected return on plan assets	(10,219)	(8,673)
Amortization of net actuarial loss and other	1,993	3,308

Pension (income) expense	(143)	2,640

Other plans:
Defined contribution plans	3,056	3,529
Foreign plans and other	1,057	1,005

Total other plans	4,113	4,534

Total net pension expense	$3,970	$7,174

     For the three months ended March 31, 2010 and 2009, contributions to our defined benefit pension plans were not significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
13. Financial Instruments
     The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at March 31, 2010 and December 31, 2009. Cash, cash equivalents and marketable securities are recorded at fair value at March 31, 2010 and December 31, 2009 in the accompanying consolidated balance sheet.

	Asset (Liability)
	March 31, 2010		December 31, 2009
	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value
		(In thousands)
Fixed-income investments	$9,103	$9,103	$8,883	$8,883
Short-term borrowings	(3,425)	(3,425)	(4,076)	(4,076)
Long-term debt (including current portion)	(1,023,244)	(1,068,405)	(1,037,605)	(1,084,877)
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
     Changes in accrued product warranty obligation were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Balance at the beginning of the period	$16,035	$16,068
Accruals for warranties issued during the period	2,723	2,017
Settlements made during the period	(2,732)	(2,028)
Warranty accruals related to new businesses and other	(350)	(313)

Balance at the end of the period	$15,676	$15,744

     Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
15. Reportable Segments
     The Company has two reportable segments, the Electronic Instruments Group and the Electromechanical Group. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.
     At March 31, 2010, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2009, nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three months ended March 31, 2010 and 2009 can be found in the table within Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net sales(1):
Electronic Instruments	$298,664	$302,466
Electromechanical	257,998	250,400

Consolidated net sales	$556,662	$552,866

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$69,066	$69,109
Electromechanical	43,364	46,170

Total segment operating income	112,430	115,279
Corporate administrative and other expenses	(9,984)	(9,077)

Consolidated operating income	102,446	106,202
Interest and other expenses, net	(17,269)	(17,578)

Consolidated income before income taxes	$85,177	$88,624

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Results of operations for the first quarter of 2010 compared with the first quarter of 2009
     For the first quarter of 2010, the Company posted solid sales, operating income, net income, diluted earnings per share and cash flow, which includes the contributions from the acquisition of Ameron Global in December 2009 as well as the small acquisition of Sterling Ultra Precision in January 2010. The Company began to experience increased order rates in the fourth quarter of 2009 with further improvement in 2010. As a result, the Company experienced higher orders, sales and profitability in the first quarter of 2010 when compared with the fourth quarter of 2009 and expects operating results throughout the remainder of 2010 to show further strength compared to 2009.
     Net sales for the first quarter of 2010 were $556.7 million, an increase of $3.8 million or 0.7% when compared with net sales of $552.9 million for the first quarter of 2009. The increase in net sales was primarily attributable to higher order rates. The Company’s internal sales declined approximately 2% for the first quarter of 2010. Foreign currency translation and the Ameron Global acquisition more than offset the internal sales decline in the first quarter of 2010.
     Total international sales for the first quarter of 2010 were $285.9 million or 51.4% of consolidated net sales, an increase of $21.0 million or 7.9% when compared with international sales of $264.9 million or 47.9% of consolidated net sales for the first quarter of 2009. The increase in international sales resulted from increased international order rates driven by the Company’s expansion into Asia and includes the effect of foreign currency translation. The Company maintains a strong international sales presence in Europe and Asia by both reportable segments.

Results of Operations (continued)
     New orders for the first quarter of 2010 were $582.3 million, an increase of $94.9 million or 19.5% when compared with $487.4 million for the first quarter of 2009. The increase in orders was driven by the Company’s short-cycle businesses. Throughout most of 2009, the Company experienced lower order rates primarily as a result of the global economic recession, which began in late 2008 and continued through most of 2009. However, order rates stabilized in the third quarter of 2009 and began to increase in the fourth quarter of 2009. As a result, the Company’s backlog of unfilled orders at March 31, 2010 was $674.0 million, an increase of $25.6 million or 3.9% when compared with $648.4 million at December 31, 2009.
     Segment operating income for the first quarter of 2010 was $112.4 million, a decrease of $2.9 million or 2.5% when compared with segment operating income of $115.3 million for the first quarter of 2009. Segment operating income, as a percentage of sales, decreased to 20.2% for the first quarter of 2010 from 20.9% for the first quarter of 2009. The decrease in segment operating income and segment operating margins resulted primarily from strength in the Company’s short-cycle businesses, which historically have lower operating margins than the Company’s long-cycle businesses.
     Selling, general and administrative (“SG&A”) expenses for the first quarter of 2010 were $67.5 million, an increase of $3.0 million or 4.7% when compared with $64.5 million for the first quarter of 2009. As a percentage of sales, SG&A expenses were 12.1% for the first quarter of 2010, compared with 11.7% for the first quarter of 2009. The increase in SG&A expenses was primarily the result of a higher level of sales activities and compensation related expenses, partially offset by the Company’s Operational Excellence initiatives. Selling expenses, as a percentage of sales, increased to 10.4% for the first quarter of 2010, compared with 10.0% for the first quarter of 2009.
     Corporate administrative expenses for the first quarter of 2010 were $9.9 million, an increase of $0.9 million or 10.0% when compared with $9.0 million for the first quarter of 2009. As a percentage of sales, corporate administrative expenses were 1.8% for the first quarter of 2010, compared with 1.6% for the first quarter of 2009. The increase in corporate administrative expenses was primarily driven by higher compensation related expenses, as well as other costs necessary to grow the business.
     Consolidated operating income was $102.4 million or 18.4% of sales for the first quarter of 2010, a decrease of $3.8 million or 3.6% when compared with $106.2 million or 19.2% of sales for the first quarter of 2009.
     Interest expense was $16.8 million for the first quarter of 2010, a decrease of $0.8 million or 4.5% when compared with $17.6 million for the first quarter of 2009. The decrease was primarily due to the impact of the repayment of 40 million British-pound-denominated debt under the revolver in the second quarter of 2009.
     The effective tax rate for the first quarter of 2010 was 32.0% compared with 33.4% for the first quarter of 2009. The lower effective tax rate for the first quarter of 2010 primarily reflects the benefits obtained from international and state income tax planning initiatives.
     Net income for the first quarter of 2010 was $57.9 million, a decrease of $1.2 million or 2.0% when compared with $59.1 million for the first quarter of 2009. Diluted earnings per share for the first quarter of 2010 was $0.54, a decrease of $0.01 or 1.8% when compared with $0.55 per diluted share for the first quarter of 2009.

Results of Operations (continued)
Segment Results
     Electronic Instruments (“EIG”) sales totaled $298.7 million for the first quarter of 2010, a decrease of $3.8 million or 1.3% when compared with $302.5 million for the first quarter of 2009. The sales decrease was due to an internal sales decline of approximately 3%, excluding a favorable 2% effect of foreign currency translation, driven primarily by EIG’s aerospace aftermarket and process businesses.
     EIG’s operating income was $69.1 million for both the first quarter of 2010 and 2009. EIG’s operating margins were 23.1% of sales for the first quarter of 2010 compared with 22.8% of sales for the first quarter of 2009. The increase in operating margins was driven by operational excellence initiatives throughout the Group.
     Electromechanical (“EMG”) sales totaled $258.0 million for the first quarter of 2010, an increase of $7.6 million or 3.0% from $250.4 million for the first quarter of 2009. The sales increase was due to a favorable 2% effect of foreign currency translation, partially offset by an internal sales decline of approximately 1%. The acquisition of Ameron Global primarily accounted for the remainder of the sales increase.
     EMG’s operating income was $43.4 million for the first quarter of 2010, a decrease of $2.8 million or 6.1% when compared with $46.2 million for the first quarter of 2009. EMG’s operating margins were 16.8% of sales for the first quarter of 2010 compared with 18.4% of sales for the first quarter of 2009. EMG’s decrease in operating income and operating margins was driven by a higher mix of sales from EMG’s cost driven motors businesses, which have a lower operating margin than the group’s differentiated businesses.

Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $91.9 million for the first quarter of 2010, a decrease of $18.5 million or 16.8% when compared with $110.4 million for the first quarter of 2009. The decrease in operating cash flow was primarily the result of higher overall operating working capital levels necessary to grow the Company’s businesses. Free cash flow (cash flow from operating activities less capital expenditures) was $86.1 million for the first quarter of 2010, compared to $104.3 million for the first quarter of 2009. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $118.5 million for the first quarter of 2010, compared with $122.5 million for the first quarter of 2009. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
     Cash used for investing activities totaled $9.0 million for the first quarter of 2010, compared with $44.3 million for the first quarter of 2009. For the first quarter of 2010, the Company paid $3.1 million for one small business acquisition, net of cash received, compared with $40.2 million paid for one business acquisition, net of cash received, for the first quarter of 2009. Additions to property, plant and equipment totaled $5.8 million for the first quarter of 2010, compared with $6.1 million for the first quarter of 2009.
     Cash used for financing activities totaled $70.4 million for the first quarter of 2010, compared with $14.1 million for the first quarter of 2009. The change in financing cash flow was primarily the result of $67.3 million used for repurchases of 1.8 million shares of the Company’s common stock in the first quarter of 2010. No shares were repurchased for the first three months of 2009. On January 28, 2010, the Board of Directors authorized an increase of $75 million in the authorization for the repurchase of its common stock. This increase was added to the $68.5 million that remained available at December 31, 2009 from existing authorizations approved in 2008, for a total of $143.5 million available for repurchases of the Company’s common stock. At March 31, 2010, $76.1 million was available under the current Board authorization for future share repurchases. In April 2010, the Company repurchased an additional 0.2 million shares of its common stock for $9.2 million. At April 30, 2010, $66.9 million was available under the current Board authorization for future share repurchases. For the first quarter of 2010, net total borrowings decreased by $0.8 million, compared with a net total borrowings decrease of $9.3 million for the first quarter of 2009.
     At March 31, 2010, total debt outstanding was $1,026.7 million, compared with $1,041.7 million at December 31, 2009, with no significant maturities until 2012. The debt-to-capital ratio was 40.2% at March 31, 2010, compared with 39.9% at December 31, 2009. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 33.6% at March 31, 2010, compared with 33.7% at December 31, 2009. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     As a result of all of the Company’s cash flow activities for the first quarter of 2010, cash and cash equivalents at March 31, 2010 totaled $255.6 million, compared with $246.4 million at December 31, 2009. Additionally, the Company is in compliance with all of its debt covenants, which includes its financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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
Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of March 31, 2010.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchase of equity securities by the issuer and affiliated purchasers.
     The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2010:

				Approximate
				Dollar Value of
			Total Number of	Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased	Paid per Share	Announced Plan (1)	the Plan
January 1, 2010 to January 31, 2010	—	—	—	$143,471,383
February 1, 2010 to February 28, 2010	1,174,300	$37.08	1,174,300	99,927,683
March 1, 2010 to March 31, 2010	601,000	$39.60	601,000	76,126,240

Total	1,775,300	$37.93	1,775,300

(1)	On January 28, 2010, the Board of Directors authorized an increase of $75 million in the authorization for the repurchase of its common stock, adding to the $68.5 million that remained available at December 31, 2009 from existing $100 million authorizations approved in 2008, for a total of $143.5 million available for repurchases of the Company’s common stock. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion. This column discloses the number of shares purchased pursuant to the Board’s authorization.
Item 5. Other Information
     The Board of Directors recently undertook a comprehensive review of the Company’s By-Laws, which have remained largely unchanged since their adoption in 1997. The Board of Directors decided that it was advisable to amend certain provisions of the By-Laws in response to developments in statutory and case law. On April 29, 2010, the Board of Directors approved certain amendments to the Company’s By-Laws effective as of April 29, 2010.
     The revised By-Laws amended the provisions relating to stockholder’s advance notice regarding business to be brought before an annual meeting and director nominations. The amended By-Laws require stockholders to deliver advance written notice not later than 90 days and not earlier than 120 days prior to the first anniversary of the preceding year’s annual meeting of stockholders, subject to certain exceptions, and set forth certain disclosure requirements of stockholder proponents. The amended By-Laws also address procedural modifications for the adjournment of meetings and the fixing of a new record date for adjourned meetings; for the calling of special meetings; for setting record dates for determining stockholders entitled to vote at and notice of meetings; and for amendments to the By-Laws.

Item 6. Exhibits

Exhibit
Number	Description
3.1	By-Laws of AMETEK, Inc. as amended April 29, 2010.

3.2	Amendments to the By-Laws of AMETEK, Inc. adopted on April 29, 2010.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc. (Registrant)
By:	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President and Comptroller (Principal Accounting Officer)

May 5, 2010