Form 10-Q
period 2010-06-30
AMETEK INC/
filed 2010-08-05
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 29, 2010 was 106,506,489 shares.

AMETEK, Inc.
Form 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009	3
Consolidated Balance Sheet at June 30, 2010 and December 31, 2009	4
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and 2009	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6. Exhibits	22

SIGNATURES	23
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$591,941	$524,929	$1,148,603	$1,077,795

Operating expenses:
Cost of sales, excluding depreciation	395,499	361,578	771,223	732,221
Selling, general and administrative	69,849	61,017	137,392	125,547
Depreciation	10,998	9,154	21,947	20,645

Total operating expenses	476,346	431,749	930,562	878,413

Operating income	115,595	93,180	218,041	199,382
Other expenses:
Interest expense	(16,730)	(17,141)	(33,484)	(34,696)
Other, net	(1,621)	(1,001)	(2,136)	(1,024)

Income before income taxes	97,244	75,038	182,421	163,662
Provision for income taxes	29,853	23,225	57,085	52,794

Net income	$67,391	$51,813	$125,336	$110,868

Basic earnings per share	$0.64	$0.49	$1.18	$1.04

Diluted earnings per share	$0.63	$0.48	$1.17	$1.03

Weighted average common shares outstanding:
Basic shares	105,667	106,708	106,143	106,564

Diluted shares	106,669	107,955	107,119	107,638

Dividends declared and paid per share	$0.06	$0.06	$0.12	$0.12

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$230,793	$246,356
Marketable securities	4,592	4,994
Receivables, less allowance for possible losses	367,127	331,383
Inventories	315,747	311,542
Deferred income taxes	22,771	30,669
Other current assets	43,915	44,486

Total current assets	984,945	969,430

Property, plant and equipment, net	290,437	310,053
Goodwill	1,296,586	1,277,291
Other intangibles, net of accumulated amortization	531,824	521,888
Investments and other assets	163,256	167,370

Total assets	$3,267,048	$3,246,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$76,795	$85,801
Accounts payable	213,927	191,779
Income taxes payable	26,431	13,345
Accrued liabilities	145,239	133,357

Total current liabilities	462,392	424,282

Long-term debt	937,292	955,880
Deferred income taxes	217,192	206,354
Other long-term liabilities	96,796	92,492

Total liabilities	1,713,672	1,679,008

Stockholders’ equity:
Common stock	1,114	1,110
Capital in excess of par value	231,472	224,057
Retained earnings	1,613,171	1,500,471
Accumulated other comprehensive loss	(138,898)	(75,281)
Treasury stock	(153,483)	(83,333)

Total stockholders’ equity	1,553,376	1,567,024

Total liabilities and stockholders’ equity	$3,267,048	$3,246,032

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash provided by (used for):
Operating activities:
Net income	$125,336	$110,868
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	33,660	31,677
Deferred income tax expense	3,222	197
Share-based compensation expense	7,996	6,273
Net change in assets and liabilities, net of acquisitions	11,679	54,042
Pension contribution	(1,458)	(19,048)
Other	(53)	239

Total operating activities	180,382	184,248

Investing activities:
Additions to property, plant and equipment	(12,688)	(15,187)
Purchases of businesses, net of cash acquired	(92,653)	(38,409)
Other	4,020	(1,294)

Total investing activities	(101,321)	(54,890)

Financing activities:
Net change in short-term borrowings	(2,949)	(12,003)
Reduction in long-term borrowings	—	(63,964)
Repurchases of common stock	(78,609)	—
Cash dividends paid	(12,672)	(12,764)
Excess tax benefits from share-based payments	2,587	1,727
Proceeds from employee stock plans and other	4,933	5,655

Total financing activities	(86,710)	(81,349)

Effect of exchange rate changes on cash and cash equivalents	(7,914)	2,413

(Decrease) increase in cash and cash equivalents	(15,563)	50,422

Cash and cash equivalents:
As of January 1	246,356	86,980

As of June 30	$230,793	$137,402

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2010, the consolidated results of its operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).
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
     In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (“ASU 2010-09”). ASU 2010-09 removes the requirement for an SEC filer to disclose a date in both the issued and revised financial statements for which the Company evaluated events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASU 2010-09 was effective as of February 2010.
     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective for the Company prospectively beginning January 1, 2011. The Company has evaluated ASU 2010-17 and does not expect its adoption will have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.
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
     At June 30, 2010, $1.0 million of the Company’s cash and cash equivalents and marketable securities are valued as level 1 investments. In addition, the Company held $3.7 million of marketable securities in an institutional diversified equity securities mutual fund, which are valued as level 2 investments. The Company also held $7.7 million of investments in fixed-income securities valued as level 2 investments. The marketable securities are shown as a separate line on the consolidated balance sheet. The fixed-income securities are included in the investments and other assets line of the consolidated balance sheet. For the six months ended June 30, 2010, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred in the six months ended June 30, 2010.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
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
     At June 30, 2010, the Company had $134.4 million of British pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2004 and 2003. At June 30, 2010, the Company had $61.1 million of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British pound- and Euro-denominated loans being designated and effective as net investment hedges, $21.5 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income at June 30, 2010.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Weighted average shares:
Basic shares	105,667	106,708	106,143	106,564
Stock option and awards plans	1,002	1,247	976	1,074

Diluted shares	106,669	107,955	107,119	107,638

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
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
     The following table provides a rollforward of the remaining accruals established in the fourth quarter of 2008 for restructuring charges and asset write-downs:

	Restructuring
	Severance	Facility Closures	Total
		(In millions)
Restructuring accruals at December 31, 2009	$12.2	$1.0	$13.2
Utilization	(2.8)	(0.2)	(3.0)
Foreign currency translation and other	(0.8)	—	(0.8)

Restructuring accruals at June 30, 2010	$8.6	$0.8	$9.4

7. Acquisitions
     The Company spent $92.7 million in cash, net of cash acquired, to acquire Technical Services for Electronics (“TSE”) in June 2010, as well as the small acquisitions of Sterling Ultra Precision in January 2010 and Imago Scientific Instruments in April 2010. TSE is a manufacturer of engineered interconnect solutions for the medical device industry. TSE is part of EMG.
     The operating results of the above acquisitions have been included in the Company’s consolidated results from the date of acquisition.
     The purchase price and initial recording of the transactions were based on preliminary valuation assessments and are subject to change. The following table represents the allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value (in millions):

Property, plant and equipment	$4.3
Goodwill	58.9
Other intangible assets	41.0
Net working capital and other	(11.5)

Total purchase price	$92.7

     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisition as TSE expands the Company’s position in the medical device market and is an excellent fit with the HCC division, which manufactures highly engineered electronic interconnects and microelectronic packages for sophisticated electronic

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
applications. The Company expects approximately $8 million of the goodwill recorded on 2010 acquisitions will be tax deductible in future years.
     The Company is in the process of finalizing third-party valuations of certain tangible and intangible assets acquired. Adjustments to the allocation of purchase price will be recorded when this information is finalized. Therefore, the allocation of the purchase price is subject to revision.
     Had the above acquisitions been made at the beginning of 2010, unaudited pro forma net sales, net income and diluted earnings per share for the three and six months ended June 30, 2010 would not have been materially different than the amounts reported.
     Had the above acquisitions and the 2009 acquisitions of High Standard Aviation in January 2009, a small acquisition of two businesses in India, Unispec Marketing Pvt. Ltd. and Thelsha Technical Services Pvt. Ltd., in September 2009 and Ameron Global in December 2009 been made at the beginning of 2009, unaudited pro forma net sales, net income and diluted earnings per share for the three and six months ended June 30, 2009 would not have been materially different than the amounts reported.
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2009.
Acquisitions Subsequent to June 30, 2010
     In July 2010, the Company acquired Haydon Enterprises, a leading manufacturer of high-precision motion control products for approximately $270 million in cash. Haydon Enterprises is a leader in linear actuators and lead screw assemblies for the medical, industrial equipment, aerospace, analytical instrument, computer peripheral and semiconductor industries with estimated annual sales of approximately $85 million. Haydon Enterprises’ product line complements the Company’s highly differentiated technical motor business, which shares common markets, customers and distribution channels, and places AMETEK in a unique position as the premiere industry provider of high-end linear and rotary motion control solutions. Haydon Enterprises is part of EMG.
8. Goodwill
     The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
		(In millions)
Balance at December 31, 2009	$746.9	$530.4	$1,277.3
Goodwill acquired during the year	8.4	50.5	58.9
Purchase price allocation adjustments and other	25.8	(24.1)	1.7
Foreign currency translation adjustments	(30.1)	(11.2)	(41.3)

Balance at June 30, 2010	$751.0	$545.6	$1,296.6

9. Inventories

	June 30,	December 31,
	2010	2009
	(In thousands)
Finished goods and parts	$48,641	$46,777
Work in process	70,019	65,752
Raw materials and purchased parts	197,087	199,013

Total inventories	$315,747	$311,542

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
10. Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Net income	$67,391	$51,813	$125,336	$110,868
Foreign currency translation adjustment	(26,833)	37,151	(55,940)	20,056
Foreign currency net investment hedge*	(3,153)	5,864	(7,546)	4,150
Other	(364)	326	(131)	236

Total comprehensive income	$37,041	$95,154	$61,719	$135,310

*	Represents the net gains and losses on the Company’s investment in certain foreign operations in excess of the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
11. Share-Based Compensation
     The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the period indicated:

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009
Expected stock volatility	25.6%	25.8%
Expected life (years)	5.0	4.9
Risk-free interest rate	2.49%	1.89%
Expected dividend yield	0.54%	0.73%
Black-Scholes-Merton fair value per stock option granted	$11.37	$7.80
     Expected stock volatility is based on the historical volatility of the Company’s stock. The Company used historical exercise data to estimate the stock options’ expected life, which represents the period of time that the stock options granted are expected to be outstanding. Management anticipates that the future stock option holding periods will be similar to the historical stock option holding periods. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve at the time of grant. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.
     Total share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Stock option expense	$2,215	$1,847	$3,853	$3,133
Restricted stock expense	2,180	1,711	4,143	3,140

Total pre-tax expense	4,395	3,558	7,996	6,273
Related tax benefit	(1,314)	(1,088)	(2,321)	(1,928)

Reduction of net income	$3,081	$2,470	$5,675	$4,345

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
     Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.
     The following is a summary of the Company’s stock option activity and related information:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2009	4,406	$31.56
Granted	801	44.07
Exercised	(331)	16.61
Forfeited	(58)	37.18
Expired	(5)	47.53

Outstanding at June 30, 2010	4,813	$34.59	4.3	$35.4

Exercisable at June 30, 2010	2,604	$30.52	2.9	$27.8

     The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2010 was $8.1 million. The total fair value of stock options vested during the six months ended June 30, 2010 was $6.7 million.
     As of June 30, 2010, there was approximately $17.8 million of expected future pre-tax compensation expense related to the 2.2 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
     During the second quarter of 2010, the Company granted 0.3 million shares of restricted stock with a fair value of $43.79 per share. The total fair value of the 0.2 million shares of restricted stock that vested was $5.1 million during the second quarter of 2010. At June 30, 2010, 1.0 million nonvested restricted shares were outstanding. As of June 30, 2010, there was approximately $25.2 million of expected future pre-tax compensation expense related to the nonvested restricted shares, which is expected to be recognized over a weighted average period of approximately three years.
12. Income Taxes
     At June 30, 2010, the Company had gross unrecognized tax benefits of $26.2 million, of which $21.7 million, if recognized, would impact the effective tax rate.
     The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2009	$26.5
Additions for tax positions	3.1
Reductions for tax positions	(3.4)

Balance at June 30, 2010	$26.2

     The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2010 and 2009 were not significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
13. Retirement and Pension Plans
     The components of net periodic pension benefit expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Defined benefit plans:
Service cost	$1,157	$1,122	$2,343	$2,266
Interest cost	6,763	7,093	13,660	13,954
Expected return on plan assets	(10,078)	(9,029)	(20,297)	(17,702)
Amortization of net actuarial loss and other	1,994	3,336	3,987	6,644

Pension (income) expense	(164)	2,522	(307)	5,162

Other plans:
Defined contribution plans	3,095	3,245	6,151	6,774
Foreign plans and other	1,048	1,020	2,105	2,025

Total other plans	4,143	4,265	8,256	8,799

Total net pension expense	$3,979	$6,787	$7,949	$13,961

     For the six months ended June 30, 2010 and 2009, contributions to our defined benefit pension plans were $1.5 million and $19.0 million, respectively.
14. Financial Instruments
     The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at June 30, 2010 and December 31, 2009. Cash, cash equivalents and marketable securities are recorded at fair value at June 30, 2010 and December 31, 2009 in the accompanying consolidated balance sheet.

	Asset (Liability)
	June 30, 2010		December 31, 2009
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
		(In thousands)
Fixed-income investments	$7,697	$7,697	$8,883	$8,883
Short-term borrowings	(1,255)	(1,255)	(4,076)	(4,076)
Long-term debt (including current portion)	(1,012,832)	(1,118,292)	(1,037,605)	(1,084,877)
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
June 30, 2010
(Unaudited)
15. Product Warranties
     The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.
     Changes in accrued product warranty obligation were as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Balance at the beginning of the period	$16,035	$16,068
Accruals for warranties issued during the period	4,689	3,927
Settlements made during the period	(4,795)	(5,403)
Warranty accruals related to new businesses and other	(93)	991

Balance at the end of the period	$15,836	$15,583

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
     At June 30, 2010, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2009, nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and six months ended June 30, 2010 and 2009 can be found in the table within Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Net sales(1):
Electronic Instruments	$309,895	$286,260	$608,559	$588,726
Electromechanical	282,046	238,669	540,044	489,069

Consolidated net sales	$591,941	$524,929	$1,148,603	$1,077,795

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$73,720	$59,804	$142,786	$128,913
Electromechanical	52,262	41,513	95,626	87,683

Total segment operating income	125,982	101,317	238,412	216,596
Corporate administrative and other expenses	(10,387)	(8,137)	(20,371)	(17,214)

Consolidated operating income	115,595	93,180	218,041	199,382
Interest and other expenses, net	(18,351)	(18,142)	(35,620)	(35,720)

Consolidated income before income taxes	$97,244	$75,038	$182,421	$163,662

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Results of operations for the second quarter of 2010 compared with the second quarter of 2009
     For the second quarter of 2010, the Company posted strong sales, operating income, net income, diluted earnings per share and cash flow, which includes the contributions from the acquisitions of Ameron Global in December 2009 and Technical Services for Electronics (“TSE”) in June 2010, as well as the small acquisitions of Sterling Ultra Precision in January 2010 and Imago Scientific Instruments in April 2010. The Company began to experience increased order rates in the fourth quarter of 2009 with continued strength in 2010. As a result, the Company experienced increased orders, sales and profitability in the second quarter of 2010 when compared with the first quarter of 2010 and the second quarter of 2009, and expects operating results throughout the remainder of 2010 to show further strength compared to 2009.
     Net sales for the second quarter of 2010 were $591.9 million, an increase of $67.0 million or 12.8% when compared with net sales of $524.9 million for the second quarter of 2009. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for the second quarter of 2010 was driven by strong internal sales growth of approximately 12%, which excludes a 1% unfavorable effect of foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.
     Total international sales for the second quarter of 2010 were $284.4 million or 48.0% of consolidated net sales, an increase of $19.5 million or 7.4% when compared with international sales of $264.9 million or 50.5% of consolidated net sales for the second quarter of 2009. The increase in international sales resulted from increased international order rates driven by the Company’s expansion into Asia and includes the effect of foreign currency translation. The Company maintains a strong international sales presence in Europe and Asia by both reportable segments.

Results of Operations (continued)
     Segment operating income for the second quarter of 2010 was $126.0 million, an increase of $24.7 million or 24.4% when compared with segment operating income of $101.3 million for the second quarter of 2009. Segment operating income, as a percentage of sales, increased to 21.3% for the second quarter of 2010 from 19.3% for the second quarter of 2009. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s net sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.
     Selling, general and administrative (“SG&A”) expenses for the second quarter of 2010 were $69.8 million, an increase of $8.8 million or 14.4% when compared with $61.0 million for the second quarter of 2009. As a percentage of sales, SG&A expenses were 11.8% for the second quarter of 2010, compared with 11.6% for the second quarter of 2009, which primarily resulted from a higher level of sales activities. Selling expense increased $6.6 million or 12.5% over the second quarter of 2009, which is in line with internal sales growth. Selling expenses, as a percentage of sales, was 10.1% for both the second quarter of 2010 and 2009.
     Corporate administrative expenses for the second quarter of 2010 were $10.3 million, an increase of $2.2 million or 27.2% when compared with $8.1 million for the second quarter of 2009. As a percentage of sales, corporate administrative expenses were 1.7% for the second quarter of 2010, compared with 1.5% for the second quarter of 2009. The increase in corporate administrative expenses was primarily driven by higher compensation related expenses.
     Consolidated operating income was $115.6 million or 19.5% of sales for the second quarter of 2010, an increase of $22.4 million or 24.0% when compared with $93.2 million or 17.8% of sales for the second quarter of 2009.
     Interest expense was $16.7 million for the second quarter of 2010, a decrease of $0.4 million or 2.3% when compared with $17.1 million for the second quarter of 2009. The decrease was primarily due to the impact of the repayment of 40 million British-pound-denominated debt under the revolver in the second quarter of 2009.
     Other expenses, net were $1.6 million for the second quarter of 2010, an increase of $0.6 million when compared with $1.0 million for the second quarter of 2009. The increase was primarily driven by acquisition related transaction expenses in the second quarter of 2010, partially offset by the positive effect of foreign currency translation.
     Net income for the second quarter of 2010 was $67.4 million, an increase of $15.6 million or 30.1% when compared with $51.8 million for the second quarter of 2009. Diluted earnings per share for the second quarter of 2010 was $0.63, an increase of $0.15 or 31.3% when compared with $0.48 per diluted share for the second quarter of 2009.

Results of Operations (continued)
Segment Results
     Electronic Instruments (“EIG”) sales totaled $309.9 million for the second quarter of 2010, an increase of $23.6 million or 8.2% when compared with $286.3 million for the second quarter of 2009. The sales increase was due to internal growth of approximately 9%, excluding an unfavorable 1% effect of foreign currency translation, driven primarily by EIG’s power and process businesses.
     EIG’s operating income was $73.7 million for the second quarter of 2010, an increase of $13.9 million or 23.2% when compared with $59.8 million for the second quarter of 2009. EIG’s operating margins were 23.8% of sales for the second quarter of 2010 compared with 20.9% of sales for the second quarter of 2009. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.
     Electromechanical (“EMG”) sales totaled $282.0 million for the second quarter of 2010, an increase of $43.3 million or 18.1% from $238.7 million for the second quarter of 2009. The sales increase was due to internal growth of approximately 16%, excluding an unfavorable 1% effect of foreign currency translation. The acquisitions of Ameron Global and TSE primarily accounted for the remainder of the sales increase.
     EMG’s operating income was $52.3 million for the second quarter of 2010, an increase of $10.8 million or 26.0% when compared with $41.5 million for the second quarter of 2009. EMG’s operating margins were 18.5% of sales for the second quarter of 2010 compared with 17.4% of sales for the second quarter of 2009. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s higher sales, which includes the acquisitions mentioned above.
Results of operations for the first six months of 2010 compared with the first six months of 2009
     Net sales for the first six months of 2010 were $1,148.6 million, an increase of $70.8 million or 6.6% when compared with net sales of $1,077.8 million for the first six months of 2009. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions of Ameron Global in December 2009 and TSE in June 2010. The net sales increase for the first six months of 2010 was driven by strong internal sales growth of approximately 5%, which excludes a 1% favorable effect of foreign currency translation, led by the Company’s differentiated businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.
     Total international sales for the first six months of 2010 were $570.4 million or 49.7% of consolidated net sales, an increase of $40.6 million or 7.7% when compared with international sales of $529.8 million or 49.2% of consolidated net sales for the first six months of 2009. The increase in international sales resulted from increased international order rates driven by the Company’s expansion into Asia and includes the effect of foreign currency translation. The Company maintains a strong international sales presence in Europe and Asia by both reportable segments.
     New orders for the first six months of 2010 were $1,226.1 million, an increase of $253.7 million or 26.1% when compared with $972.4 million for the first six months of 2009. Throughout most of 2009, the Company experienced lower order rates primarily as a result of the global economic recession, which began in late 2008 and continued through most of 2009. However, order rates stabilized in the third quarter of 2009 and began to increase in the fourth quarter of 2009. As a result, the Company’s backlog of unfilled orders at June 30, 2010 was $725.9 million, an increase of $77.5 million or 12.0% when compared with $648.4 million at December 31, 2009.

Results of Operations (continued)
     Segment operating income for the first six months of 2010 was $238.4 million, an increase of $21.8 million or 10.1% when compared with segment operating income of $216.6 million for the first six months of 2009. Segment operating income, as a percentage of sales, increased to 20.8% for the first six months of 2010 from 20.1% for the first six months of 2009. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s net sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.
     SG&A expenses for the first six months of 2010 were $137.4 million, an increase of $11.9 million or 9.5% when compared with $125.5 million for the first six months of 2009. As a percentage of sales, SG&A expenses were 12.0% for the first six months of 2010, compared with 11.6% for the first six months of 2009, which primarily resulted from a higher level of sales activities. Selling expense increased $8.8 million or 8.1% over the first six months of 2009, which is in line with internal sales growth. Selling expenses, as a percentage of sales, increased to 10.2% for the first six months of 2010, compared with 10.1% for the first six months of 2009.
     Corporate administrative expenses for the first six months of 2010 were $20.2 million, an increase of $3.1 million or 18.1% when compared with $17.1 million for the first six months of 2009. As a percentage of sales, corporate administrative expenses were 1.8% for the first six months of 2010, compared with 1.6% for the first six months of 2009. The increase in corporate administrative expenses was primarily driven by higher compensation related expenses, as well as other costs necessary to grow the business.
     Consolidated operating income was $218.0 million or 19.0% of sales for the first six months of 2010, an increase of $18.6 million or 9.3% when compared with $199.4 million or 18.5% of sales for the first six months of 2009.
     Interest expense was $33.5 million for the first six months of 2010, a decrease of $1.2 million or 3.5% when compared with $34.7 million for the first six months of 2009. The decrease was primarily due to the impact of the repayment of 40 million British-pound-denominated debt under the revolver in the first six months of 2009.
     Other expenses, net were $2.1 million for the first six months of 2010, an increase of $1.1 million when compared with $1.0 million for the first six months of 2009. The increase was primarily driven by acquisition related transaction expenses in the second quarter of 2010, partially offset by the positive effect of foreign currency translation.
     The effective tax rate for the first six months of 2010 was 31.3% compared with 32.3% for the first six months of 2009. The lower effective tax rate for the first six months of 2010 primarily reflects the impact of settlements of income tax examinations and the benefits obtained from international and state income tax planning initiatives.
     Net income for the first six months of 2010 was $125.3 million, an increase of $14.4 million or 13.0% when compared with $110.9 million for the first six months of 2009. Diluted earnings per share for the first six months of 2010 was $1.17, an increase of $0.14 or 13.6% when compared with $1.03 per diluted share for the first six months of 2009.

Results of Operations (continued)
Segment Results
     Electronic Instruments (“EIG”) sales totaled $608.6 million for the first six months of 2010, an increase of $19.9 million or 3.4% when compared with $588.7 million for the first six months of 2009. The sales increase was due to internal growth of approximately 3%, driven primarily by EIG’s power and process businesses.
     EIG’s operating income was $142.8 million for the first six months of 2010, an increase of $13.9 million or 10.8% when compared with $128.9 million for the first six months of 2009. EIG’s operating margins were 23.5% of sales for the first six months of 2010 compared with 21.9% of sales for the first six months of 2009. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.
     Electromechanical (“EMG”) sales totaled $540.0 million for the first six months of 2010, an increase of $50.9 million or 10.4% from $489.1 million for the first six months of 2009. The sales increase was due to internal growth of approximately 7%, excluding a favorable 1% effect of foreign currency translation. The acquisitions of Ameron Global and TSE primarily accounted for the remainder of the sales increase.
     EMG’s operating income was $95.6 million for the first six months of 2010, an increase of $7.9 million or 9.0% when compared with $87.7 million for the first six months of 2009. EMG’s increase in operating income was primarily due to higher sales from the Group’s cost driven motors and differentiated businesses, which includes the acquisitions mentioned above. EMG’s operating margins were 17.7% of sales for the first six months of 2010 compared with 17.9% of sales for the first six months of 2009. The decrease in operating margins was primarily driven by a higher mix of sales from the Group’s cost driven motors businesses, which have a lower operating margin than the Group’s differentiated businesses.

Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $180.4 million for the first six months of 2010, a decrease of $3.8 million or 2.1% when compared with $184.2 million for the first six months of 2009. The decrease in operating cash flow was primarily the result of higher overall operating working capital levels necessary to grow the Company’s businesses. The decrease in cash provided by operating activities was partially offset by the $14.4 million increase in net income and $1.5 million in defined benefit pension contributions paid for the first six months of 2010, compared with $19.0 million in defined benefit pension contributions paid for the first six months of 2009. Free cash flow (cash flow from operating activities less capital expenditures) was $167.7 million for the first six months of 2010, compared with $169.0 million for the same period in 2009. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $249.2 million for the first six months of 2010, compared with $229.5 million for the first six months of 2009. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
     Cash used for investing activities totaled $101.3 million for the first six months of 2010, compared with $54.9 million for the first six months of 2009. For the first six months of 2010, the Company paid $92.7 million for three business acquisitions, net of cash received, compared with $40.2 million paid for one business acquisition, net of cash received, for the first six months of 2009. Subsequent to June 30, 2010, the Company paid approximately $270 million for the acquisition of Haydon Enterprises, a leading manufacturer of high-precision motion control products, which was financed through cash from operations and borrowings under the Company’s revolving credit facility. Additions to property, plant and equipment totaled $12.7 million for the first six months of 2010, compared with $15.2 million for the first six months of 2009.
     Cash used for financing activities totaled $86.7 million for the first six months of 2010, compared with $81.3 million for the first six months of 2009. The change in financing cash flow was primarily the result of $78.6 million used for repurchases of 2.0 million shares of the Company’s common stock for the first six months of 2010. No shares were repurchased for the first six months of 2009. On January 28, 2010, the Board of Directors authorized an increase of $75 million in the authorization for the repurchase of its common stock. This increase was added to the $68.5 million that remained available at December 31, 2009 from existing authorizations approved in 2008, for a total of $143.5 million available for repurchases of the Company’s common stock. At June 30, 2010, $64.9 million was available under the current Board authorization for future share repurchases. For the first six months of 2010, net total borrowings decreased by $2.9 million, compared with a net total borrowings decrease of $76.0 million for the first six months of 2009.
     At June 30, 2010, total debt outstanding was $1,014.1 million, compared with $1,041.7 million at December 31, 2009, with no significant maturities until 2012. The debt-to-capital ratio was 39.5% at June 30, 2010, compared with 39.9% at December 31, 2009. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 33.5% at June 30, 2010, compared with 33.7% at December 31, 2009. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     As a result of all of the Company’s cash flow activities for the first six months of 2010, cash and cash equivalents at June 30, 2010 totaled $230.8 million, compared with $246.4 million at December 31, 2009. Additionally, the Company is in compliance with all of its debt covenants, which includes its financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of June 30, 2010.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchase of equity securities by the issuer and affiliated purchasers.
     The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2010:

				Approximate
				Dollar Value of
			Total Number of	Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased (1) (2)	Paid per Share	Announced Plan (2)	the Plan
April 1, 2010 to April 30, 2010	271,762	$41.45	224,700	$64,862,152
May 1, 2010 to May 31, 2010	—	—	—	64,862,152
June 1, 2010 to June 30, 2010	—	—	—	64,862,152

Total	271,762	—	224,700

(1)	Includes 47,062 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $75 million authorization for the repurchase of its common stock announced on January 28, 2010. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6.	Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc. (Registrant)
By:	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President and Comptroller (Principal Accounting Officer)

August 5, 2010