Form 10-Q
period 2010-09-30
AMETEK INC/
filed 2010-11-04
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 28, 2010 was 106,699,856 shares.

AMETEK, Inc.
Form 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009	3
Consolidated Balance Sheet at September 30, 2010 and December 31, 2009	4
Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 6. Exhibits	23

SIGNATURES	24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$644,374	$497,060	$1,792,977	$1,574,855

Operating expenses:
Cost of sales, excluding depreciation	429,075	344,658	1,200,298	1,076,879
Selling, general and administrative	75,869	63,858	213,261	189,405
Depreciation	10,837	11,069	32,784	31,714

Total operating expenses	515,781	419,585	1,446,343	1,297,998

Operating income	128,593	77,475	346,634	276,857
Other expenses:
Interest expense	(17,057)	(17,380)	(50,541)	(52,076)
Other, net	(2,721)	(702)	(4,857)	(1,726)

Income before income taxes	108,815	59,393	291,236	223,055
Provision for income taxes	31,458	16,375	88,543	69,169

Net income	$77,357	$43,018	$202,693	$153,886

Basic earnings per share	$0.73	$0.40	$1.91	$1.44

Diluted earnings per share	$0.72	$0.40	$1.89	$1.43

Weighted average common shares outstanding:
Basic shares	105,763	106,862	106,016	106,663

Diluted shares	107,148	107,748	107,129	107,675

Dividends declared and paid per share	$0.06	$0.06	$0.18	$0.18

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,017	$246,356
Marketable securities	5,176	4,994
Receivables, less allowance for possible losses	390,113	331,383
Inventories	332,431	311,542
Deferred income taxes	20,735	30,669
Other current assets	47,465	44,486

Total current assets	930,937	969,430

Property, plant and equipment, net	304,181	310,053
Goodwill	1,489,574	1,277,291
Other intangibles, net of accumulated amortization	690,360	521,888
Investments and other assets	164,253	167,370

Total assets	$3,579,305	$3,246,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$32,351	$85,801
Accounts payable	227,567	191,779
Income taxes payable	32,552	13,345
Accrued liabilities	170,869	133,357

Total current liabilities	463,339	424,282

Long-term debt	1,074,671	955,880
Deferred income taxes	278,755	206,354
Other long-term liabilities	94,436	92,492

Total liabilities	1,911,201	1,679,008

Stockholders’ equity:
Common stock	1,115	1,110
Capital in excess of par value	240,469	224,057
Retained earnings	1,684,140	1,500,471
Accumulated other comprehensive loss	(104,058)	(75,281)
Treasury stock	(153,562)	(83,333)

Total stockholders’ equity	1,668,104	1,567,024

Total liabilities and stockholders’ equity	$3,579,305	$3,246,032

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash provided by (used for):
Operating activities:
Net income	$202,693	$153,886
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	52,113	48,316
Deferred income tax expense	4,436	36
Share-based compensation expense	12,347	9,807
Net change in assets and liabilities, net of acquisitions	25,140	63,360
Pension contribution	(2,195)	(19,890)
Other	140	432

Total operating activities	294,674	255,947

Investing activities:
Additions to property, plant and equipment	(22,446)	(21,469)
Purchases of businesses, net of cash acquired	(373,653)	(41,194)
Other	3,766	(1,550)

Total investing activities	(392,333)	(64,213)

Financing activities:
Net change in short-term borrowings	27,059	(13,356)
Additional long-term borrowings	125,120	1,466
Reduction in long-term borrowings	(78,200)	(63,964)
Repurchases of common stock	(78,609)	—
Cash dividends paid	(19,003)	(19,162)
Excess tax benefits from share-based payments	3,549	3,750
Proceeds from employee stock plans and other	8,287	9,494

Total financing activities	(11,797)	(81,772)

Effect of exchange rate changes on cash and cash equivalents	(1,883)	4,021

(Decrease) increase in cash and cash equivalents	(111,339)	113,983

Cash and cash equivalents:
As of January 1	246,356	86,980

As of September 30	$135,017	$200,963

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2010, the consolidated results of its operations for the three and nine months ended September 30, 2010 and 2009 and its cash flows for the nine months ended September 30, 2010 and 2009 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”).
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
     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”). ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 is effective for the Company prospectively beginning January 1, 2011. The Company has evaluated ASU 2010-17 and does not expect its adoption will have a significant impact on the Company’s consolidated results of operations, financial position and cash flows.
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
     At September 30, 2010, $1.0 million of the Company’s cash and cash equivalents and marketable securities are valued as level 1 investments. In addition, the Company held $4.2 million of marketable securities in an institutional diversified equity securities mutual fund, which are valued as level 2 investments. The Company also held $7.7 million of investments in fixed-income securities valued as level 2 investments. The marketable securities are shown as a separate line on the consolidated balance sheet. The fixed-income securities are included in the investments and other assets line of the consolidated balance sheet. For the nine months ended September 30, 2010, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred in the nine months ended September 30, 2010.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
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
     At September 30, 2010, the Company had $188.5 million of British pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2008, 2006, 2004 and 2003. At September 30, 2010, the Company had $68.2 million of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British pound- and Euro-denominated loans being designated and effective as net investment hedges, $7.2 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income at September 30, 2010.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Weighted average shares:
Basic shares	105,763	106,862	106,016	106,663
Stock option and awards plans	1,385	886	1,113	1,012

Diluted shares	107,148	107,748	107,129	107,675

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
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
     The following table provides a rollforward of the remaining accruals established in the fourth quarter of 2008 for restructuring charges and asset write-downs:

	Restructuring
		Facility
	Severance	Closures	Total
	(In millions)
Restructuring accruals at December 31, 2009	$12.2	$1.0	$13.2
Utilization	(3.9)	(0.5)	(4.4)
Foreign currency translation and other	(0.5)	—	(0.5)

Restructuring accruals at September 30, 2010	$7.8	$0.5	$8.3

7. Acquisitions
     The Company spent $373.7 million in cash, net of cash acquired, to acquire Technical Services for Electronics (“TSE”) in June 2010, Haydon Enterprises in July 2010, as well as the small acquisitions of Sterling Ultra Precision in January 2010, Imago Scientific Instruments in April 2010 and American Reliance’s Power Division in August 2010. Haydon Enterprises is a leader in linear actuators and lead screw assemblies for the medical, industrial equipment, aerospace, analytical instrument, computer peripheral and semiconductor industries. TSE is a manufacturer of engineered interconnect solutions for the medical device industry. Haydon Enterprises and TSE are part of EMG.
     The operating results of the above acquisitions have been included in the Company’s consolidated results from the date of acquisition.
     The following table represents the allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value (in millions):

Property, plant and equipment	$11.2
Goodwill	224.4
Other intangible assets	195.7
Net working capital and other	(57.6)

Total purchase price	$373.7

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: Haydon Enterprises’ product line complements the Company’s highly differentiated technical motor business, which shares common markets, customers and distribution channels, and places AMETEK in a unique position as the premiere industry provider of high-end linear and rotary motion control solutions. TSE expands the Company’s position in the medical device market and is an excellent fit with the HCC division, which manufactures highly engineered electronic interconnects and microelectronic packages for sophisticated electronic applications. The Company expects approximately $15.8 million of the goodwill recorded on 2010 acquisitions will be tax deductible in future years.
     Other intangible assets of $195.7 million consists of $58.1 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $137.6 million of other intangible assets consists of $113.2 million of customer relationships, which are being amortized over a period of 20 years and $24.4 million of purchased technology, which are being amortized over a period of 12 to 16 years. Amortization expense for each of the next five years for the 2010 acquisitions listed above is expected to approximate $7.7 million per year.
     Had the above acquisitions been made at the beginning of 2010, unaudited pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2010 would not have been materially different than the amounts reported.
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
8. Goodwill
     The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2009	$746.9	$530.4	$1,277.3
Goodwill acquired during the year	16.2	208.2	224.4
Purchase price allocation adjustments and other	25.8	(24.1)	1.7
Foreign currency translation adjustments	(9.9)	(3.9)	(13.8)

Balance at September 30, 2010	$779.0	$710.6	$1,489.6

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
9. Inventories

	September 30,	December 31,
	2010	2009
	(In thousands)
Finished goods and parts	$49,646	$46,777
Work in process	77,449	65,752
Raw materials and purchased parts	205,336	199,013

Total inventories	$332,431	$311,542

10. Debt
     In the third quarter of 2010, the Company paid in full a 50 million British pound ($78.2 million) 5.96% senior note. In September 2010, the Company issued an 80 million British pound ($125.7 million at September 30, 2010) 4.68% senior note due in September 2020. The 80 million British pound senior note is subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (income before interest, income taxes, depreciation and amortization) and interest coverage ratios. The Company was in compliance with all covenants at September 30, 2010.
11. Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$77,357	$43,018	$202,693	$153,886
Foreign currency translation adjustment	29,432	13,062	(26,508)	33,118
Foreign currency net investment hedge*	5,100	15	(2,446)	4,165
Other	308	416	177	652

Total comprehensive income	$112,197	$56,511	$173,916	$191,821

*	Represents the net gains and losses on the Company’s investment in certain foreign operations in excess of the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
12. Share-Based Compensation
     The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the period indicated:

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
Expected stock volatility	25.6%	25.8%
Expected life (years)	5.0	4.9
Risk-free interest rate	2.48%	1.89%
Expected dividend yield	0.54%	0.73%
Black-Scholes-Merton fair value per stock option granted	$11.36	$7.80

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
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
     Total share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Stock option expense	$1,869	$1,528	$5,722	$4,661
Restricted stock expense	2,482	2,006	6,625	5,146

Total pre-tax expense	4,351	3,534	12,347	9,807
Related tax benefit	(1,315)	(1,141)	(3,636)	(3,069)

Reduction of net income	$3,036	$2,393	$8,711	$6,738

     Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.
     The following is a summary of the Company’s stock option activity and related information:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2009	4,406	$31.56
Granted	809	44.07
Exercised	(505)	19.16
Forfeited	(69)	37.17
Expired	(10)	48.02

Outstanding at September 30, 2010	4,631	$34.98	4.1	$59.8

Exercisable at September 30, 2010	2,427	$30.95	2.8	$41.1

     The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2010 was $11.8 million. The total fair value of stock options vested during the nine months ended September 30, 2010 was $6.7 million.
     As of September 30, 2010, there was approximately $16.0 million of expected future pre-tax compensation expense related to the 2.2 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
     For the nine months ended September 30, 2010, the Company granted 0.3 million shares of restricted stock with a weighted average fair value of $43.52 per share. The total fair value of the 0.2 million shares of restricted stock that vested was $5.3 million during the nine months ended September 30, 2010. At September 30, 2010, 1.0 million nonvested restricted shares were outstanding. As of September 30, 2010, there was approximately $23.5 million of expected future pre-tax compensation expense related to the nonvested restricted shares, which is expected to be recognized over a weighted average period of approximately two years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
13. Income Taxes
     At September 30, 2010, the Company had gross unrecognized tax benefits of $23.6 million, of which $18.5 million, if recognized, would impact the effective tax rate.
     The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2009	$26.5
Additions for tax positions	4.0
Reductions for tax positions	(6.9)

Balance at September 30, 2010	$23.6

     The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2010 and 2009 were not significant.
14. Retirement and Pension Plans
     The components of net periodic pension benefit expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Defined benefit plans:
Service cost	$568	$1,108	$2,911	$3,374
Interest cost	7,157	7,161	20,817	21,115
Expected return on plan assets	(11,147)	(9,013)	(31,444)	(26,715)
Amortization of net actuarial loss and other	1,302	3,323	5,289	9,967

Pension (income) expense	(2,120)	2,579	(2,427)	7,741

Other plans:
Defined contribution plans	3,122	2,908	9,273	9,682
Foreign plans and other	1,035	1,066	3,140	3,091

Total other plans	4,157	3,974	12,413	12,773

Total net pension expense	$2,037	$6,553	$9,986	$20,514

     For the nine months ended September 30, 2010 and 2009, contributions to our defined benefit pension plans were $2.2 million and $19.9 million, respectively.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
15. Financial Instruments
     The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at September 30, 2010 and December 31, 2009. Cash, cash equivalents and marketable securities are recorded at fair value at September 30, 2010 and December 31, 2009 in the accompanying consolidated balance sheet.

	Asset (Liability)
	September 30, 2010		December 31, 2009
	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Fixed-income investments	$7,650	$7,650	$8,883	$8,883
Short-term borrowings	(31,121)	(31,121)	(4,076)	(4,076)
Long-term debt (including current portion)	(1,075,901)	(1,215,970)	(1,037,605)	(1,084,877)
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
     Changes in accrued product warranty obligation were as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Balance at the beginning of the period	$16,035	$16,068
Accruals for warranties issued during the period	8,227	6,586
Settlements made during the period	(6,984)	(8,443)
Warranty accruals related to new businesses and other	400	1,861

Balance at the end of the period	$17,678	$16,072

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
     At September 30, 2010, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2009, other than those described in the acquisitions footnote (Note 7), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine months ended September 30, 2010 and 2009 can be found in the table within Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
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
Environmental Matters
     Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. While these waste products were handled in compliance with regulations existing at that time, at September 30, 2010, the Company is named a Potentially Responsible Party (“PRP”) at 16 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In ten of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligation. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
     Total environmental reserves at September 30, 2010 and December 31, 2009 were $31.0 million and $27.0 million, respectively, for non-owned and owned sites. In 2010, the Company recorded $5.3 million in reserves, related primarily to reserves associated with a 2010 business acquisition. These reserves relate to the estimated costs to remediate known environmental issues at an owned site associated with the acquired business. Additionally, the Company spent $1.3 million on environmental matters in 2010. The Company’s reserves for environmental liabilities at September 30, 2010 and December 31, 2009 include reserves of $18.5 million and $19.2 million, respectively, for an owned site acquired in connection with the fiscal 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At September 30, 2010, the Company had $13.6 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.
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
19. Subsequent Event
     On November 2, 2010, the Company’s Board of Directors declared a three-for-two split of the Company’s common stock. The stock split will result in the issuance of one additional share for every two shares owned as of the record date. The stock split is payable on December 21, 2010, to stockholders of record at the close of business on December 10, 2010. Additionally, the Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.09 per common share from $0.06 per common share on a pre-split basis. All share and per share information included in this report is presented on a pre-split basis. All financial reports issued following the December 10, 2010 record date will be prepared on a post-split basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net sales(1):
Electronic Instruments	$337,715	$271,843	$946,274	$860,569
Electromechanical	306,659	225,217	846,703	714,286

Consolidated net sales	$644,374	$497,060	$1,792,977	$1,574,855

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$83,004	$47,877	$225,790	$176,790
Electromechanical	55,849	38,217	151,475	125,900

Total segment operating income	138,853	86,094	377,265	302,690
Corporate administrative and other expenses	(10,260)	(8,619)	(30,631)	(25,833)

Consolidated operating income	128,593	77,475	346,634	276,857
Interest and other expenses, net	(19,778)	(18,082)	(55,398)	(53,802)

Consolidated income before income taxes	$108,815	$59,393	$291,236	$223,055

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Results of operations for the third quarter of 2010 compared with the third quarter of 2009
     For the third quarter of 2010, the Company posted strong sales and established records for operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from strong internal growth in both its Electronic Instruments and Electromechanical Groups, as well as contributions from the acquisitions of Ameron Global in December 2009, Technical Services for Electronics (“TSE”) in June 2010 and Haydon Enterprises in July 2010, as well as the small acquisitions of Sterling Ultra Precision in January 2010, Imago Scientific Instruments in April 2010 and American Reliance’s Power Division in August 2010. In the fourth quarter of 2009, the Company began to experience increased order rates with continued strength in 2010. The Company experienced increased orders, sales and profitability in the third quarter of 2010 when compared with the third quarter of 2009, and expects operating results for the fourth quarter of 2010 to show further strength compared to the fourth quarter of 2009.
     Net sales for the third quarter of 2010 were $644.4 million, an increase of $147.3 million or 29.6% when compared with net sales of $497.1 million for the third quarter of 2009. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for the third quarter of 2010 was driven by strong internal sales growth of approximately 24%, which excludes a 2% unfavorable effect of foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.
     Total international sales for the third quarter of 2010 were $301.2 million or 46.7% of consolidated net sales, an increase of $58.8 million or 24.3% when compared with international sales of $242.4 million or 48.8% of consolidated net sales for the third quarter of 2009. The $58.8 million increase in international sales resulted from higher international order rates driven by the Company’s net sales increase mentioned above, as well as continued expansion into Asia and includes the effect of foreign currency translation. The Company maintains a strong international sales presence in Europe and Asia by both reportable segments.

Results of Operations (continued)
     Segment operating income for the third quarter of 2010 was $138.9 million, an increase of $52.8 million or 61.3% when compared with segment operating income of $86.1 million for the third quarter of 2009. Segment operating income, as a percentage of sales, increased to 21.5% for the third quarter of 2010 from 17.3% for the third quarter of 2009. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s net sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.
     Selling, general and administrative (“SG&A”) expenses for the third quarter of 2010 were $75.9 million, an increase of $12.0 million or 18.8% when compared with $63.9 million for the third quarter of 2009, which primarily resulted from a higher level of sales activities. As a percentage of sales, SG&A expenses were 11.8% for the third quarter of 2010, compared with 12.8% for the third quarter of 2009. Selling expense increased $10.4 million or 18.8% over the third quarter of 2009, which was lower than the Company’s internal sales growth of approximately 24%. Selling expenses, as a percentage of sales, decreased to 10.2% for the third quarter of 2010, compared with 11.1% for the third quarter of 2009.
     Corporate administrative expenses for the third quarter of 2010 were $10.2 million, an increase of $1.6 million or 18.6% when compared with $8.6 million for the third quarter of 2009. As a percentage of sales, corporate administrative expenses were 1.5% for the third quarter of 2010, compared with 1.7% for the third quarter of 2009. The increase in corporate administrative expenses was primarily driven by higher compensation related expenses.
     Consolidated operating income was $128.6 million or 20.0% of sales for the third quarter of 2010, an increase of $51.1 million or 65.9% when compared with $77.5 million or 15.6% of sales for the third quarter of 2009.
     Other expenses, net were $2.7 million for the third quarter of 2010, an increase of $2.0 million when compared with $0.7 million for the third quarter of 2009. The increase was primarily driven by acquisition related expenses in the third quarter of 2010.
     The effective tax rate for the third quarter of 2010 was 28.9% compared with 27.6% for the third quarter of 2009. The effective tax rate for third quarter of 2010 primarily reflects the benefits obtained from international tax planning initiatives. The effective tax rate for third quarter of 2009 primarily reflects the impact of state income tax planning initiatives.
     Net income for the third quarter of 2010 was $77.4 million, an increase of $34.4 million or 80.0% when compared with $43.0 million for the third quarter of 2009. Diluted earnings per share for the third quarter of 2010 was $0.72, an increase of $0.32 or 80.0% when compared with $0.40 per diluted share for the third quarter of 2009.

Results of Operations (continued)
Segment Results
     Electronic Instruments (“EIG”) sales totaled $337.7 million for the third quarter of 2010, an increase of $65.9 million or 24.2% when compared with $271.8 million for the third quarter of 2009. The sales increase was due to internal growth of approximately 26%, excluding an unfavorable 2% effect of foreign currency translation, driven primarily by EIG’s process, power and industrial businesses.
     EIG’s operating income was $83.0 million for the third quarter of 2010, an increase of $35.1 million or 73.3% when compared with $47.9 million for the third quarter of 2009. EIG’s operating margins were 24.6% of sales for the third quarter of 2010 compared with 17.6% of sales for the third quarter of 2009. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.
     Electromechanical (“EMG”) sales totaled $306.7 million for the third quarter of 2010, an increase of $81.5 million or 36.2% from $225.2 million for the third quarter of 2009. The sales increase was due to internal growth of approximately 21%, excluding an unfavorable 1% effect of foreign currency translation. The acquisitions of Ameron Global, TSE and Haydon Enterprises primarily accounted for the remainder of the sales increase.
     EMG’s operating income was $55.8 million for the third quarter of 2010, an increase of $17.6 million or 46.1% when compared with $38.2 million for the third quarter of 2009. EMG’s operating margins were 18.2% of sales for the third quarter of 2010 compared with 17.0% of sales for the third quarter of 2009. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s higher sales, which includes the acquisitions mentioned above.
Results of operations for the first nine months of 2010 compared with the first nine months of 2009
     Net sales for the first nine months of 2010 were $1,793.0 million, an increase of $218.1 million or 13.8% when compared with net sales of $1,574.9 million for the first nine months of 2009. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions of Ameron Global in December 2009, TSE in June 2010 and Haydon Enterprises in July 2010. The net sales increase for the first nine months of 2010 was driven by strong internal sales growth of approximately 11%, with no impact from foreign currency translation, led by the Company’s differentiated businesses. The acquisitions mentioned above contributed the remainder of the net sales increase.
     Total international sales for the first nine months of 2010 were $871.5 million or 48.6% of consolidated net sales, an increase of $99.3 million or 12.9% when compared with international sales of $772.2 million or 49.0% of consolidated net sales for the first nine months of 2009. The $99.3 million increase in international sales resulted from higher international order rates driven by the Company’s net sales increase mentioned above, as well as continued expansion into Asia and includes the effect of foreign currency translation. The Company maintains a strong international sales presence in Europe and Asia by both reportable segments.
     New orders for the first nine months of 2010 were $1,930.5 million, an increase of $479.2 million or 33.0% when compared with $1,451.3 million for the first nine months of 2009. Throughout most of 2009, the Company experienced lower order rates primarily as a result of the global economic recession, which began in late 2008 and continued through most of 2009. However, order rates stabilized in the third quarter of 2009 and began to increase in the fourth quarter of 2009. For the first nine months of 2010, internal order growth was 28%, which excludes a 1% unfavorable effect of foreign currency translation, was driven by both the Company’s differentiated and cost driven businesses, with the acquisitions mentioned above accounting for the remainder of the increase. As a result, the Company’s backlog of unfilled orders at September 30, 2010 was $786.0 million, an increase of $137.6 million or 21.2% when compared with $648.4 million at December 31, 2009. The increase in backlog was due to the higher order levels and the acquired backlog of the acquisitions mentioned above.

Results of Operations (continued)
     Segment operating income for the first nine months of 2010 was $377.3 million, an increase of $74.6 million or 24.6% when compared with segment operating income of $302.7 million for the first nine months of 2009. Segment operating income, as a percentage of sales, increased to 21.0% for the first nine months of 2010 from 19.2% for the first nine months of 2009. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s net sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.
     SG&A expenses for the first nine months of 2010 were $213.3 million, an increase of $23.9 million or 12.6% when compared with $189.4 million for the first nine months of 2009. As a percentage of sales, SG&A expenses were 11.9% for the first nine months of 2010, compared with 12.0% for the first nine months of 2009. Selling expense increased $19.1 million or 11.7% over the first nine months of 2009, which is in line with internal sales growth. Selling expenses, as a percentage of sales, decreased to 10.2% for the first nine months of 2010, compared with 10.4% for the first nine months of 2009.
     Corporate administrative expenses for the first nine months of 2010 were $30.4 million, an increase of $4.7 million or 18.3% when compared with $25.7 million for the first nine months of 2009. As a percentage of sales, corporate administrative expenses were 1.7% for the first nine months of 2010, compared with 1.6% for the first nine months of 2009. The increase in corporate administrative expenses was primarily driven by higher compensation related expenses, as well as other costs necessary to grow the business.
     Consolidated operating income was $346.6 million or 19.3% of sales for the first nine months of 2010, an increase of $69.7 million or 25.2% when compared with $276.9 million or 17.6% of sales for the first nine months of 2009.
     Interest expense was $50.5 million for the first nine months of 2010, a decrease of $1.6 million or 3.1% when compared with $52.1 million for the first nine months of 2009. The decrease was primarily due to the impact of the repayment of 40 million British-pound-denominated debt under the revolver in the second quarter of 2009.
     Other expenses, net were $4.9 million for the first nine months of 2010, an increase of $3.2 million when compared with $1.7 million for the first nine months of 2009. The increase was primarily driven by acquisition related expenses in the second and third quarter of 2010.
     The effective tax rate for the first nine months of 2010 was 30.4% compared with 31.0% for the first nine months of 2009. The lower effective tax rate for the first nine months of 2010 primarily reflects the impact of settlements of income tax examinations and the benefits obtained from international and state income tax planning initiatives.
     Net income for the first nine months of 2010 was $202.7 million, an increase of $48.8 million or 31.7% when compared with $153.9 million for the first nine months of 2009. Diluted earnings per share for the first nine months of 2010 was $1.89, an increase of $0.46 or 32.2% when compared with $1.43 per diluted share for the first nine months of 2009.

Results of Operations (continued)
Segment Results
     Electronic Instruments (“EIG”) sales totaled $946.3 million for the first nine months of 2010, an increase of $85.7 million or 10.0% when compared with $860.6 million for the first nine months of 2009. The sales increase was due to internal growth driven primarily by EIG’s power and process businesses.
     EIG’s operating income was $225.8 million for the first nine months of 2010, an increase of $49.0 million or 27.7% when compared with $176.8 million for the first nine months of 2009. EIG’s operating margins were 23.9% of sales for the first nine months of 2010 compared with 20.5% of sales for the first nine months of 2009. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.
     Electromechanical (“EMG”) sales totaled $846.7 million for the first nine months of 2010, an increase of $132.4 million or 18.5% from $714.3 million for the first nine months of 2009. The sales increase was due to internal growth of approximately 12%, with no impact from foreign currency translation. The acquisitions of Ameron Global, TSE and Haydon Enterprises primarily accounted for the remainder of the sales increase.
     EMG’s operating income was $151.5 million for the first nine months of 2010, an increase of $25.6 million or 20.3% when compared with $125.9 million for the first nine months of 2009. EMG’s operating margins were 17.9% of sales for the first nine months of 2010 compared with 17.6% of sales for the first nine months of 2009. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s higher sales, which includes the acquisitions mentioned above.

Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $294.7 million for the first nine months of 2010, an increase of $38.8 million or 15.2% when compared with $255.9 million for the first nine months of 2009. The increase in cash provided by operating activities was primarily due to the $48.8 million increase in net income and a $17.7 million reduction in defined benefit pension contributions paid period over period. The increase in cash provided by operating activities was partially offset by higher overall operating working capital levels necessary to grow the Company’s businesses. Free cash flow (cash flow from operating activities less capital expenditures) was $272.2 million for the first nine months of 2010, compared with $234.5 million for the same period in 2009. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $393.3 million for the first nine months of 2010, compared with $322.7 million for the first nine months of 2009. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
     Cash used for investing activities totaled $392.3 million for the first nine months of 2010, compared with $64.2 million for the first nine months of 2009. For the first nine months of 2010, the Company paid $373.7 million for five business acquisitions, net of cash received, compared with $41.2 million paid for two business acquisitions, net of cash received, for the first nine months of 2009. Additions to property, plant and equipment totaled $22.4 million for the first nine months of 2010, compared with $21.5 million for the first nine months of 2009.
     Cash used for financing activities totaled $11.8 million for the first nine months of 2010, compared with $81.8 million for the first nine months of 2009. The change in financing cash flow was primarily the result of $78.6 million used for repurchases of 2.0 million shares of the Company’s common stock for the first nine months of 2010. No shares were repurchased for the first nine months of 2009. On January 28, 2010, the Board of Directors authorized an increase of $75 million in the authorization for the repurchase of its common stock. This increase was added to the $68.5 million that remained available at December 31, 2009 from existing authorizations approved in 2008, for a total of $143.5 million available for repurchases of the Company’s common stock. At September 30, 2010, $64.9 million was available under the current Board authorization for future share repurchases. For the first nine months of 2010, net total borrowings increased by $74.0 million, compared with a net total borrowings decrease of $75.9 million for the first nine months of 2009.
     In the third quarter of 2010, the Company paid in full a 50 million British pound ($78.2 million) 5.96% senior note. In September 2010, the Company issued an 80 million British pound ($125.7 million at September 30, 2010) 4.68% senior note due in September 2020.
     At September 30, 2010, total debt outstanding was $1,107.0 million, compared with $1,041.7 million at December 31, 2009, with no significant maturities until 2012. The debt-to-capital ratio was 39.9% at both September 30, 2010 and December 31, 2009. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 36.8% at September 30, 2010, compared with 33.7% at December 31, 2009. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     As a result of all of the Company’s cash flow activities for the first nine months of 2010, cash and cash equivalents at September 30, 2010 totaled $135.0 million, compared with $246.4 million at December 31, 2009. Additionally, the Company is in compliance with all of its debt covenants, which includes its financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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
Item 4. Controls and Procedures
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of September 30, 2010.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

November 4, 2010