Form 10-K
period 2010-12-31
AMETEK INC/
filed 2011-02-24
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12981

AMETEK, Inc.
(Exact name of registrant as specified in its charter)

Delaware	14-1682544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Cassatt Road P.O. Box 1764 Berwyn, Pennsylvania (Address of principal executive offices)	19312-1177 (Zip Code)

Registrant’s telephone number, including area code: (610) 647-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 Par Value (voting)	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.3 billion as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2011 was 160,780,060.

Documents Incorporated by Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 3, 2011.

AMETEK, Inc.

2010 Form 10-K Annual Report

PART I

Item 1.	Business

General Development of Business

AMETEK, Inc. (“AMETEK” or the “Company”) is incorporated in Delaware. Its predecessor was originally incorporated in Delaware in 1930 under the name American Machine and Metals, Inc. The Company maintains its principal executive offices in suburban Philadelphia, Pennsylvania at 1100 Cassatt Road, Berwyn, Pennsylvania, 19312. AMETEK is a leading global manufacturer of electronic instruments and electromechanical devices with operations in North America, Europe, Asia and South America. The Company is listed on the New York Stock Exchange (symbol: AME). The common stock of AMETEK is a component of the S&P MidCap 400 and the Russell 1000 Indices.

Website Access to Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com (in the “Investors — Financial News and Information” section), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company has posted, free of charge, to the investor information portion of its website, its corporate governance guidelines, Board committee charters and codes of ethics. Such documents are also available in published form, free of charge, to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 1100 Cassatt Road, Berwyn, Pennsylvania 19312.

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

Competitive Strengths

Management believes that the Company has several significant competitive advantages that assist it in sustaining and enhancing its market positions. Its principal strengths include:

Significant Market Share.  AMETEK maintains a significant share in many of its targeted niche markets because of its ability to produce and deliver high-quality products at competitive prices. In EIG, the Company maintains significant market positions in many niche segments within the process, aerospace, industrial and power instrumentation markets. In EMG, the Company maintains significant market positions in many niche segments including aerospace, defense, mass transit, medical, office products and air-moving motors for the floorcare market.

Technological and Development Capabilities.  AMETEK believes it has certain technological advantages over its competitors that allow it to develop innovative products and maintain leading market positions. Historically, the Company has grown by extending its technical expertise into the manufacture of customized products for its customers, as well as through strategic acquisitions. EIG competes primarily on the basis of product innovation in several highly specialized instrumentation markets, including process measurement, aerospace, power and heavy-vehicle dashboard instrumentation. EMG’s differentiated businesses focus on developing customized products for specialized applications in aerospace and defense, medical, business machines and other industrial applications. In its floorcare and specialty motor business, EMG focuses on low- cost design and manufacturing, while enhancing motor-blower performance through advances in power, efficiency, lighter weight and quieter operation.

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

Experienced Management Team.  Another key component of AMETEK’s success is the strength of its management team and its commitment to the performance of the Company. AMETEK’s senior management has extensive experience, averaging approximately 25 years with the Company, and is financially committed to the Company’s success through Company-established stock ownership guidelines and equity incentive programs.

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

New Product Development.  AMETEK enjoys an excellent reputation for product innovation, technical know-how and new product development. Among its most recent product introductions:

•	SPECTRO MStm fully simultaneous measuring mass spectrometer is widely considered one of the most innovative new laboratory analyzers introduced in recent years;

•	ModuLab MTStm Materials Testing System is a modular fully integrated research system for testing the electrical characterization of materials from insulators to superconductors;

•	Drexelbrook Impulsetm Series guided wave radar level measurement transmitter employs field-proven Time Domain Reflectrometry for highly accurate level, distance and volumetric measurements;

•	LANDtm LSP-HD infrared line scanner combines high-speed scanning and high-resolution optics to set a new benchmark for industrial process imaging;

•	Talysurftm CCI SunStar interferometer merges world-leading non-contact dimensional measurement with advanced film thickness technology for highly demanding photovoltaic and semiconductor film analysis;

•	AMETEK SERNET sequence of events recorder is the latest advance in web-based alarm management for electric power utilities and industrial electric power users;

•	Elgartm brand TerraSAS solar array simulator offers a fully integrated solution for testing inverters and micro-inverters used for domestic and industrial solar energy systems;

•	Vision Research Phantom® v341 high-speed, high-resolution digital camera was developed specifically for military, scientific and research applications;

•	PITTMAN® compact brush and brushless DC motors can be custom-tailored for a wide range of medical, biotech, data storage and automation applications;

•	Quizixtm QX precision, pulse-free metering pump is designed for critical fluid flow and extraction applications such as research labs, lab-scale micro plants, pilot plant and other highly precise fluid flow applications;

•	Grabner® MINIDIS ADXpert establishes a new standard for accuracy and reliability in the distillation testing of petroleum, biofuels, chemicals and other liquids;

•	UIP-S Universal Instrument Panel-Specialized is the latest addition to AMETEK’s NGI® Next Generation Instrument system for the dashboard instrument panels aboard heavy trucks and other vehicles;

•	AMETEK® 8.4-inch-diameter high-efficiency motor-blower achieves significantly greater efficiency and life expectancy by incorporating state-of-the-art fan design and patented bearing protection.

Global and Market Expansion.  AMETEK’s largest presence outside the United States is in Europe, where it has operations in the United Kingdom, Germany, Denmark, Italy, the Czech Republic, Romania, France, Austria and the Netherlands. These operations provide design, engineering and manufacturing capability, product-line breadth, enhanced European distribution channels and low-cost production. AMETEK has a leading market position in European floorcare motors and a significant presence in many of its instrument businesses. It has grown sales in Latin America and Asia by building and expanding low-cost electric motor and instrument plants in Reynosa, Mexico and motor manufacturing plants near Sao Paulo, Brazil and in Shanghai, China. It also continues to achieve geographic expansion and market expansion in Asia through joint ventures in China, Taiwan and Japan and a direct sales and marketing presence in Singapore, Japan, China, Taiwan, Hong Kong, South Korea, India, the Middle East and Russia.

Strategic Acquisitions and Alliances.  The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired businesses. Since the beginning of 2006, through December 31, 2010, the Company has completed 27 acquisitions with annualized sales totaling approximately $935 million, including 6 acquisitions in 2010 (see “Recent Acquisitions”). Through these and prior acquisitions, the Company’s management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue this acquisition strategy.

2010 OVERVIEW

Operating Performance

In 2010, AMETEK generated sales of $2.5 billion, an increase of 18% from 2009 and established records for operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from strong internal growth in each of the Company’s two reportable segments, as well as contributions from recent acquisitions.

On November 2, 2010, the Company’s Board of Directors declared a three-for-two split of the Company’s common stock. The stock split resulted in the issuance of one additional share for every two shares owned. The stock split was paid on December 21, 2010, to stockholders of record at the close of business on December 10, 2010. Additionally, the Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.06 per common share from $0.04 per common share on a post-split basis. All share and per share information included in this report reflects the impact of the stock split. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In 2010, the Company repurchased 3.1 million shares of its common stock for $78.6 million in cash under its current share purchase authorization. In 2009, the Company did not repurchase any shares of its common stock. At December 31, 2010, $64.9 million was available under the current Board authorization for future share repurchases.

Financing

In the third quarter of 2010, the Company paid in full an expiring 50 million British pound ($78.2 million) 5.96% senior note. In the third quarter of 2010, the Company issued an 80 million British pound ($124.8 million at December 31, 2010) 4.68% senior note due in September 2020.

Recent Acquisitions

The Company spent $538.6 million in cash, net of cash acquired, for six business acquisitions in 2010.

In January 2010, the Company acquired Sterling Ultra Precision, a privately held reseller of machine tools for the ophthalmic lens market. Sterling Ultra Precision is a part of EIG.

In April 2010, the Company acquired Imago Scientific Instruments, a privately held manufacturer of 3D atom probes. Imago Scientific Instruments is a part of EIG.

In June 2010, the Company acquired Technical Services for Electronics (“TSE”), a manufacturer of engineered interconnect solutions for the medical device industry. TSE is a part of EMG.

In July 2010, the Company acquired Haydon Enterprises, a leader in linear actuators and lead screw assemblies for the medical, industrial equipment, aerospace, analytical instrument, computer peripheral and semiconductor industries. Haydon Enterprises is a part of EMG.

In August 2010, the Company acquired American Reliance’s Power Division (“AMREL Power”), a provider of highly differentiated direct current (“DC”) power supplies and electronic loads for the automated test equipment market. AMREL Power is a part of EIG.

In November 2010, the Company acquired Atlas Material Testing Technology LLC (“Atlas”), the world’s leading provider of weathering test instruments and related testing and consulting services. Atlas is a part of EIG.

Financial Information About Reportable Segments, Foreign Operations and Export Sales

Information with respect to reportable segments and geographic areas is set forth in Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company’s international sales increased 17% to $1,211.3 million in 2010. The increase in international sales resulted from higher sales growth noted above, as well as continued expansion into Asia and includes the effect of foreign currency translation. The Company experienced increases in export sales of products manufactured in the United States, as well as increased sales from overseas operations. International sales represented 49.0% of consolidated net sales in 2010 compared with 49.2% in 2009.

Description of Business

The products and markets of each reportable segment are described below:

EIG

EIG is comprised of a group of differentiated businesses. EIG applies its specialized market focus and technology to manufacture instruments used for testing, monitoring, calibration and display for the process, aerospace, industrial and power markets. EIG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EIG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including aerospace engine sensors, heavy-vehicle instrument panels, analytical instrumentation, level measurement products, power instruments and pressure gauges. It has joint venture operations in China, Taiwan and Japan. 53% of EIG’s 2010 sales were to customers outside the United States.

At December 31, 2010, EIG employed approximately 5,500 people, of whom approximately 800 were covered by collective bargaining agreements. EIG had 53 manufacturing facilities: 34 in the United States, seven in the United Kingdom, five in Germany, three in France and one each in Argentina, Austria, Canada and Denmark at December 31, 2010. EIG also shares manufacturing facilities with EMG in China and Mexico.

Process and Analytical Instrumentation Markets and Products

63% of EIG’s 2010 sales were from instruments for process and analytical measurement and analysis. These include: oxygen, moisture, combustion and liquid analyzers; emission monitors; spectrometers; mechanical and electronic pressure sensors and transmitters; radiation measurement devices; level measurement devices; precision pumping systems; and force-measurement and materials testing instrumentation. EIG’s focus is on the process industries, including oil, gas and petrochemical refining, power generation, specialty gas production, water and waste treatment, natural gas distribution and semiconductor manufacturing. AMETEK’s analytical instruments are also used for precision measurement in a number of other applications including radiation detection for the U.S. Department of Homeland Security, materials analysis, nanotechnology research and other test and measurement applications.

Atlas, acquired in November 2010, has products which include weather exposure test systems, corrosion-testing instruments, specialty lighting systems, and large-scale weathering test chambers. In addition, Atlas offers indoor laboratory and outdoor testing services, photovoltaic and solar testing and consulting. Atlas provides the Company with another growth platform in the materials testing equipment market and broadens AMETEK’s presence in the fast-growing photovoltaic testing market.

Unispec Marketing Pvt. Ltd. and Thelsha Technical Services Pvt. Ltd., acquired in September 2009, provide an established sales, distribution and service network in India serving the quality control and analytical instrumentation market. These acquisitions strengthen our presence in India through AMETEK Instruments India Private Limited (“AIIPL”), established in early 2009. AIIPL provides a full range of pre- and post-sales support to customers from a facility in Whitefield, Bangalore.

Power and Industrial Instrumentation Markets and Products

25% of EIG’s 2010 sales were to the power and industrial instrumentation markets.

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

EIG’s Solidstate Controls business designs and manufactures uninterruptible power supply systems for the process and power generation industries. EIG also manufactures sensor systems for land-based gas turbines and for boilers and burners used by the utility, petrochemical, process and marine industries worldwide.

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

Aerospace Instrumentation Markets and Products

12% of EIG’s 2010 sales were from aerospace products. AMETEK’s aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements. Its aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Acquisitions have complemented and expanded EIG’s core sensor and transducer product line, used in a wide range of aerospace applications.

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

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 9% of EIG’s 2010 sales were made to its five largest customers.

EMG

EMG is among the leaders in many of the specialized markets it serves, including highly engineered motors, blowers, fans, heat exchangers, connectors, and other electromechanical products or systems for commercial and military aerospace applications, defense, medical equipment, business machines, computers and other power or industrial applications. In its floorcare and specialty motor business, the Company believes that EMG is the world’s largest producer of high-speed, air-moving electric motors for OEMs of floorcare products. EMG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. 45% of EMG’s 2010 sales were to customers outside the United States.

At December 31, 2010, EMG employed approximately 5,900 people, of whom approximately 1,500 were covered by collective bargaining agreements (including some that are covered by local unions). EMG had 57 manufacturing facilities: 34 in the United States, ten in the United Kingdom, three in France, two each in China, Czech Republic, Italy and Mexico and one each in Brazil and Taiwan at December 31, 2010.

Differentiated Businesses

Differentiated businesses account for an increasing proportion of EMG’s overall sales base. Differentiated businesses represented 78% of EMG’s sales in 2010 and are comprised of the technical motors and systems businesses and the engineered materials, interconnects and packaging businesses.

Technical Motors and Systems Markets and Products

Technical motors and systems, representing 47% of EMG’s 2010 sales, consist of brushless motors, blowers and pumps, as well as other electromechanical systems. These products are used in aerospace and defense, business machines, computer equipment, mass transit vehicles, medical equipment, power, and industrial applications.

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

Haydon Enterprises, acquired in July 2010, has a product line which complements the Company’s highly differentiated technical motor business, which shares common markets, customers and distribution channels, and places AMETEK in a unique position as the premier industry provider of high-end linear and rotary motion control solutions.

EMG also serves the commercial and military aerospace third-party maintenance, repair and overhaul (“MRO”) market. These businesses provide these services on a global basis with facilities in the United States, Europe and Singapore.

Ameron Global, acquired in December 2009, is a manufacturer of highly engineered pressurized gas components and systems for commercial and aerospace customers and is a leader in MRO of fire suppression and oxygen supply systems.

High Standard Aviation, acquired in January 2009, is a provider of electrical and electromechanical, hydraulic and pneumatic repair services to the aerospace industry.

Engineered Materials, Interconnects and Packaging Markets and Products

31% of EMG’s 2010 sales were engineered materials, interconnects and packaging products. AMETEK is an innovator and market leader in specialized metal powder, strip, wire and bonded products. It produces stainless steel and nickel clad alloys; stainless steel, cobalt and nickel alloy powders; metal strip; specialty shaped and electronic wire; and advanced metal matrix composites used in electronic thermal management. Its products are used in automotive, appliance, medical and surgical, aerospace, telecommunications, marine and general industrial applications. Its niche market focus is based upon proprietary manufacturing technology and strong customer relationships.

TSE, acquired in June 2010, expands the Company’s position in the medical device market and is an excellent fit with the HCC Industries division, which manufactures highly engineered electronic interconnects and microelectronics packaging for sophisticated electronic applications.

Floorcare and Specialty Motor Markets and Products

22% of EMG’s 2010 sales were to floorcare and specialty motor markets, where it has the leading share, through its sales of air-moving electric motors to most of the world’s major floorcare OEMs, including vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floorcare products, ranging from hand-held, canister and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

The Company also manufactures a variety of specialty motors used in a wide range of products, such as household and personal care appliances; fitness equipment; electric materials handling vehicles; and sewing machines. Additionally, its products are used in outdoor power equipment, such as electric chain saws, leaf blowers, string trimmers and power washers.

EMG has been successful in directing a portion of its global floorcare marketing at vertically integrated vacuum cleaner manufacturers, who seek to outsource all or part of their motor production. By purchasing their motors from EMG, these customers are able to realize economic and operational advantages by reducing or discontinuing their own motor production and avoiding the capital investment required to keep their motor manufacturing current with changing technologies and market demands.

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 10% of EMG’s 2010 sales were made to its five largest customers.

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

Competition

In general, most of the Company’s markets are highly competitive. The principal elements of competition for the Company’s products are product technology, distribution, quality, service and price.

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

EMG’s differentiated businesses have competition from a limited number of companies in each of their markets. Competition is generally based on product innovation, performance and price. There also is competition from alternative materials and processes. In its floorcare and specialty motor businesses, EMG has limited domestic competition in the U.S. floorcare market from independent manufacturers. Competition is increasing from Asian motor manufacturers that serve both the U.S. and the European floorcare markets. Increasingly, global vacuum motor production is being shifted to Asia where AMETEK has a smaller but growing market position. There is potential competition from vertically integrated manufacturers of floorcare products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production.

Backlog and Seasonal Variations of Business

The Company’s backlog of unfilled orders by business segment was as follows at December 31:

	2010	2009	2008
	(In millions)

Electronic Instruments	$370.2	$284.3	$324.8
Electromechanical	458.6	364.1	393.8

Total	$828.8	$648.4	$718.6

The higher backlog at December 31, 2010 was due to higher order levels and the acquired backlog of 2010 acquisitions.

Of the total backlog of unfilled orders at December 31, 2010, approximately 83% is expected to be shipped by December 31, 2011. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

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

Research, Product Development and Engineering

The Company is committed to research, product development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development and engineering costs before customer reimbursement were $112.1 million, $101.4 million and $115.9 million in 2010, 2009 and 2008, respectively. Customer reimbursements in 2010, 2009 and 2008 were $6.4 million, $5.5 million and $6.1 million, respectively. These amounts included net Company-funded research and development expenses of $56.8 million, $50.5 million and $57.5 million in 2010, 2009 and 2008, respectively.

All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Information with respect to environmental matters is set forth in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters” and in Note 20 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Employees

At December 31, 2010, the Company employed approximately 11,600 people in its EMG, EIG and corporate operations, of whom approximately 2,300 employees were covered by collective bargaining agreements. The Company has two collective bargaining agreements that will expire in 2011, which cover less than 100 employees. The Company expects no material adverse effects from the pending labor contract negotiations.

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

A prolonged downturn in the aerospace and defense, process instrumentation or electric motor markets could adversely affect our business.

Several of the industries in which we operate are cyclical in nature and therefore are affected by factors beyond our control. A prolonged downturn in the aerospace and defense, process instrumentation or electric motor markets could have an adverse effect on our business, financial condition and results of operations.

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate recent and future acquisitions.

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2006, through December 31, 2010, we have completed 27 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategies in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:

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

International sales for 2010 and 2009 represented 49.0% and 49.2% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. International operations are subject to the customary risks of operating in an international environment, including:

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

If we cannot hire, train and retain a sufficient number of qualified employees, we may not be able to effectively integrate acquired businesses and realize anticipated results from those businesses, manage our expanding international operations and otherwise profitably grow our business. Even if we do hire and retain a sufficient number of employees, the expense necessary to attract and motivate these officers and employees may adversely affect our results of operations.

If we are unable to develop new products on a timely basis, it could adversely affect our business and prospects.

We believe that our future success depends, in part, on our ability to develop, on a timely basis, technologically advanced products that meet or exceed appropriate industry standards. Although we believe we have certain technological and other advantages over our competitors, maintaining such advantages will require us to continue investing in research and development and sales and marketing. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain such competitive advantages or that we can recover major research and development expenses. We are not currently aware of any emerging standards or new products which could render our existing products obsolete, although there can be no assurance that this will not occur or that we will be able to develop and successfully market new products.

A shortage of or price increases in our raw materials could increase our operating costs.

We have multiple sources of supply for our major raw material requirements and we are not dependent on any one supplier; however, certain items, including base metals and certain steel components, are available only from a limited number of suppliers and are subject to commodity market fluctuations. Shortages in raw materials or price increases therefore could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, results of operations, liquidity and financial condition.

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

Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2010, goodwill and other intangible assets, net of accumulated amortization, totaled $2,335.2 million or 61% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating earnings for goodwill or other intangible asset impairment. Any determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company has 110 operating plant facilities in 23 states and 13 foreign countries. Of these facilities, 54 are owned by the Company and 56 are leased. The properties owned by the Company consist of approximately 674 acres, of which approximately 4.3 million square feet are under roof. Under lease is a total of approximately 1.6 million square feet. The leases expire over a range of years from 2011 to 2082, with renewal options for varying terms contained in many of the leases. Production facilities in China, Taiwan and Japan provide the Company with additional production capacity through the Company’s investment in 50% or less owned joint ventures. The Company’s executive offices in Berwyn, Pennsylvania, occupy approximately 43,000 square feet under a lease that expires in September 2023.

The Company’s machinery and equipment, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment were as follows at December 31, 2010:

	Number of
	Operating
	Plant Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased

Electronic Instruments	26	27	2,000,000	931,000
Electromechanical	28	29	2,349,000	716,000

Total	54	56	4,349,000	1,647,000

Item 3.	Legal Proceedings

Please refer to “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 20 to the Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain litigation matters.

In addition to those litigation matters described above, the Company is, from time to time, subject to a variety of litigation and similar proceedings incidental to its business. These lawsuits may involve claims for damages arising out of the use of the Company’s products and services, personal injury, employment matters, tax matters, commercial disputes and intellectual property matters. The Company may also become subject to lawsuits as a result of past or future acquisitions. Based upon the Company’s experience, the Company does not believe that these proceedings and claims will have a material adverse effect on its results of operations, financial position or cash flows.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 31, 2011, there were approximately 2,200 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

Under its share repurchase program, the Company repurchased 3.1 million shares of common stock for $78.6 million in 2010 to offset the dilutive effect of shares granted as equity-based compensation. The Company did not repurchase shares in 2009.

The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
Dividends paid per share*	$0.04	$0.04	$0.04	$0.06
Common stock trading range*:
High	$27.89	$29.59	$32.41	$41.34
Low	$23.76	$25.33	$26.46	$31.55
2009
Dividends paid per share*	$0.04	$0.04	$0.04	$0.04
Common stock trading range*:
High	$22.24	$23.85	$25.75	$26.53
Low	$16.36	$19.61	$20.17	$22.17

*	Adjusted to reflect a three-for-two stock split paid to stockholders on December 21, 2010. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Number of securities
	Number of securities		remaining available
	to be issued	Weighted average	for future issuance
	upon exercise of	exercise price of	under equity
	outstanding options,	outstanding options,	compensation plans
	warrants	warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,119,087	$24.25	2,188,322
Equity compensation plans not approved by security holders	—	—	—

Total	6,119,087	$24.25	2,188,322

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

The following graph and accompanying table compare the cumulative total stockholder return for AMETEK, Inc. over the last five years ended December 31, 2010 with total returns for the same period for the Russell 1000 Index and the Dow Jones U.S. Electronic Equipment Index. The performance graph and table assume a $100 investment made on December 31, 2005 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

	December 31,
	2005	2006	2007	2008	2009	2010

AMETEK, Inc.	$100.00	$112.94	$167.17	$108.44	$138.24	$214.07
Russell 1000 Index*	100.00	115.46	122.13	76.21	97.88	113.64
Dow Jones U.S. Electronic Equipment Index*	100.00	115.34	135.34	79.45	114.25	153.64

*	Includes AMETEK, Inc.

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2010, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2010		2009		2008		2007		2006
	(In millions, except per share amounts)

Consolidated Operating Results (Year Ended December 31):
Net sales	$2,471.0		$2,098.4		$2,531.1		$2,136.9		$1,819.3
Operating income	$482.2		$366.1		$432.7		$386.6		$309.0
Interest expense	$(67.5)		$(68.8)		$(63.7)		$(46.9)		$(42.2)
Net income	$283.9		$205.8		$247.0		$228.0		$181.9
Earnings per share(1):
Basic	$1.79		$1.28		$1.55		$1.44		$1.16
Diluted	$1.76		$1.27		$1.53		$1.41		$1.14
Dividends declared and paid per share(1)	$0.18		$0.16		$0.16		$0.16		$0.12
Weighted average common shares outstanding(1):
Basic	159.1		160.2		159.2		158.7		157.3
Diluted	160.9		161.8		161.2		161.4		159.9
Performance Measures and Other Data:
Operating income — Return on sales	19.5%		17.4%		17.1%		18.1%		17.0%
— Return on average total assets	13.6%		11.6%		14.9%		15.9%		15.8%
Net income — Return on average total capital(5)	10.2%		8.2%		10.9%		12.0%		11.8%
— Return on average stockholders’ equity(5)	17.0%		14.4%		19.5%		20.7%		20.5%
EBITDA(2)	$545.9		$428.0		$489.4		$433.9		$351.4
Ratio of EBITDA to interest expense(2)	8.2	x	6.3	x	7.7	x	9.3	x	8.3	x
Depreciation and amortization	$72.9		$65.5		$63.3		$52.7		$45.9
Capital expenditures	$39.2		$33.1		$44.2		$37.6		$29.2
Cash provided by operating activities	$423.0		$364.7		$247.3		$278.5		$226.0
Free cash flow(3)	$383.8		$331.6		$203.1		$240.9		$196.8
Ratio of earnings to fixed charges(6)	6.4	x	4.8	x	6.1	x	7.3	x	6.6	x
Consolidated Financial Position (At December 31):
Current assets	$974.5		$969.4		$954.6		$952.2		$684.1
Current liabilities	$550.9		$424.3		$447.5		$640.8		$480.9
Property, plant and equipment, net	$318.1		$310.1		$307.9		$293.1		$258.0
Total assets	$3,818.9		$3,246.0		$3,055.5		$2,745.7		$2,130.9
Long-term debt	$1,071.4		$955.9		$1,093.2		$667.0		$518.3
Total debt	$1,168.5		$1,041.7		$1,111.7		$903.0		$681.9
Stockholders’ equity(5)	$1,775.2		$1,567.0		$1,287.8		$1,240.7		$966.7
Stockholders’ equity per share(1)(5)	$11.05		$9.68		$8.04		$7.70		$6.08
Total debt as a percentage of capitalization(5)	39.7%		39.9%		46.3%		42.1%		41.4%
Net debt as a percentage of capitalization(4)(5)	36.2%		33.7%		44.3%		37.1%		39.6%

See Notes to Selected Financial Data on page 20.

Notes to Selected Financial Data

(1)	Earnings per share, dividends declared and paid per share, weighted average common shares outstanding and stockholders’ equity per share have been adjusted to reflect a three-for-two stock split paid to stockholders on December 21, 2010. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	EBITDA represents income before interest, income taxes, depreciation and amortization. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The following table presents the reconciliation of net income reported in accordance with U.S. generally accepted accounting principles (“GAAP”) to EBITDA:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions)

Net income	$283.9	$205.8	$247.0	$228.0	$181.9

Add (deduct):
Interest expense	67.5	68.8	63.7	46.9	42.2
Interest income	(0.7)	(1.0)	(3.9)	(2.1)	(0.4)
Income taxes	122.3	88.9	119.3	108.4	81.8
Depreciation	45.4	42.2	45.8	42.3	38.9
Amortization	27.5	23.3	17.5	10.4	7.0

Total adjustments	262.0	222.2	242.4	205.9	169.5

EBITDA	$545.9	$428.0	$489.4	$433.9	$351.4

(3)	Free cash flow represents cash flow from operating activities less capital expenditures. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 2 above). The following table presents the reconciliation of cash flow from operating activities reported in accordance with U.S. GAAP to free cash flow:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In millions)

Cash provided by operating activities	$423.0	$364.7	$247.3	$278.5	$226.0
Deduct: Capital expenditures	(39.2)	(33.1)	(44.2)	(37.6)	(29.2)

Free cash flow	$383.8	$331.6	$203.1	$240.9	$196.8

(4)	Net debt represents total debt minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by securities analysts, investors and other parties in evaluating the Company. (Also see note 2 above). The following table presents the reconciliation of total debt in accordance with U.S. GAAP to net debt:

	December 31,
	2010	2009	2008	2007	2006
	(In millions)

Total debt	$1,168.5	$1,041.7	$1,111.7	$903.0	$681.9
Less: Cash and cash equivalents	(163.2)	(246.4)	(87.0)	(170.1)	(49.1)

Net debt	1,005.3	795.3	1,024.7	732.9	632.8
Stockholders’ equity	1,775.2	1,567.0	1,287.8	1,240.7	966.7

Capitalization (net debt plus stockholders’ equity)	$2,780.5	$2,362.3	$2,312.5	$1,973.6	$1,599.5

Net debt as a percentage of capitalization	36.2%	33.7%	44.3%	37.1%	39.6%

(5)	The adoption of certain provisions in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 715, Compensation — Retirement Benefits for our defined benefit pension plans, which were effective December 31, 2006, resulted in a reduction of $32.7 million to stockholders’ equity. The adoption of provisions in FASB ASC Topic 740, Income Taxes as of January 1, 2007, resulted in a $5.9 million charge to the opening balance of stockholders’ equity.

(6)	Penalties and interest accrued related to unrecognized tax benefits are recognized in income tax expense. Refer to Exhibit 12 to this Annual Report on Form 10-K for the calculation of the ratio of earnings to fixed charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Item 1A. Risk Factors,” “Item 6. Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Business Overview

As a global business, AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2010, the Company posted strong sales and established records for operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The impact of contributions from recent acquisitions, combined with successful Operational Excellence initiatives, had a positive impact on 2010 results. The Company also benefited from its strategic initiatives under AMETEK’s four growth strategies: Operational Excellence, New Product Development, Global and Market Expansion and Strategic Acquisitions and Alliances. Highlights of 2010 were:

•	In 2010, sales were $2.47 billion, an increase of $372.6 million or 18% from 2009, on internal growth of approximately 15% in the Electronic Instruments Group (“EIG”) and 12% in the Electromechanical Group (“EMG”) excluding the effect of foreign currency translation, and contributions from the 2009 and 2010 acquisitions.

•	Net income for 2010 was $283.9 million, an increase of $78.1 million or 37.9% when compared with $205.8 million in 2009.

•	During 2010, the Company completed the following acquisitions:

•	In January 2010, the Company acquired Sterling Ultra Precision, a privately held reseller of machine tools for the ophthalmic lens market.

•	In April 2010, the Company acquired Imago Scientific Instruments, a privately held manufacturer of 3D atom probes.

•	In June 2010, the Company acquired Technical Services for Electronics (“TSE”), a manufacturer of engineered interconnect solutions for the medical device industry.

•	In July 2010, the Company acquired Haydon Enterprises, a leader in linear actuators and lead screw assemblies for the medical, industrial equipment, aerospace, analytical instrument, computer peripheral and semiconductor industries.

•	In August 2010, the Company acquired American Reliance’s Power Division (“AMREL Power”), a provider of highly differentiated direct current power supplies and electronic loads for the automated test equipment market.

•	In November 2010, the Company acquired Atlas Material Testing Technology LLC (“Atlas”), the world’s leading provider of weathering test instruments and related testing and consulting services.

•	Higher earnings resulted in record cash flow provided by operating activities that totaled $423.0 million, a $58.3 million or 16.0% increase from 2009.

•	The Company continues to maintain a strong international sales presence. International sales, including U.S. export sales, were $1,211.3 million or 49.0% of consolidated sales in 2010, compared with $1,031.7 million or 49.2% of consolidated sales in 2009.

•	New orders for 2010 were $2,651.3 million, an increase of $623.2 million or 30.7% when compared with $2,028.1 million in 2009. As a result, the Company’s backlog of unfilled orders at December 31, 2010 was a record at $828.8 million.

•	The Company continued its emphasis on investment in research, development and engineering, spending $112.1 million in 2010 before customer reimbursement of $6.4 million. Sales from products introduced in the last three years were $473.2 million or 19.2% of sales.

•	In the third quarter of 2010, the Company paid in full an expiring 50 million British pound ($78.2 million) 5.96% senior note. In the third quarter of 2010, the Company issued an 80 million British pound ($124.8 million at December 31, 2010) 4.68% senior note due in September 2020.

•	On November 2, 2010, the Company’s Board of Directors declared a three-for-two split of the Company’s common stock. The stock split resulted in the issuance of one additional share for every two shares owned. The stock split was paid on December 21, 2010, to stockholders of record at the close of business on December 10, 2010. Additionally, the Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.06 per common share from $0.04 per common share on a post-split basis. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net sales(1):
Electronic Instruments	$1,324,113	$1,146,578	$1,402,653
Electromechanical	1,146,839	951,777	1,128,482

Consolidated net sales	$2,470,952	$2,098,355	$2,531,135

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$316,184	$232,875	$306,764
Electromechanical	210,397	166,582	175,181

Total segment operating income	526,581	399,457	481,945
Corporate administrative and other expenses	(44,423)	(33,407)	(49,291)

Consolidated operating income	482,158	366,050	432,654
Interest and other expenses, net	(75,908)	(71,417)	(66,438)

Consolidated income before income taxes	$406,250	$294,633	$366,216

(1)	After elimination of intra- and inter-segment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Results of Operations

In 2010, the Company posted strong sales and established records for operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from strong internal growth in both EIG and EMG, as well as contributions from acquisitions completed in 2010 and the acquisitions of High Standard Aviation in January 2009 and Ameron Global in December 2009. In the fourth quarter of 2009, the Company began to experience increased order rates which continued through 2010. The full year impact of the 2010 acquisitions and our Operational Excellence capabilities should have a positive impact on our 2011 results.

Net sales for 2010 were $2,471.0 million, an increase of $372.6 million or 17.8% when compared with net sales of $2,098.4 million in 2009. Net sales for EIG were $1,324.1 million in 2010, an increase of 15.5% from sales of $1,146.6 million in 2009. Net sales for EMG were $1,146.8 million in 2010, an increase of 20.5% from sales of $951.8 million in 2009. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for 2010 was driven by strong internal sales growth of approximately 13%, with no impact from foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.

Total international sales for 2010 were $1,211.3 million or 49.0% of consolidated net sales, an increase of $179.6 million or 17.4% when compared with international sales of $1,031.7 million or 49.2% of consolidated net sales in 2009. The $179.6 million increase in international sales resulted from higher sales growth noted above, as well as continued expansion into Asia, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain a strong international sales presence in Europe and Asia. Export shipments from the United States, which are included in total international sales, were $564.5 million in 2010, an increase of $150.4 million or 36.3% compared with $414.1 million in 2009. Export shipments improved due to increased exports from both the base businesses and the acquisitions noted above.

New orders for 2010 were $2,651.3 million, an increase of $623.2 million or 30.7% when compared with $2,028.1 million in 2009. Throughout most of 2009, the Company experienced lower order rates primarily as a result of the global economic recession, which began in late 2008 and continued through most of 2009. However, order rates stabilized in the third quarter of 2009 and began to increase in the fourth quarter of 2009. For 2010, internal order growth was approximately 23%, excluding a 1% unfavorable effect of foreign currency translation, driven by both the Company’s differentiated and cost-driven businesses, with the acquisitions mentioned above accounting for the remainder of the increase. As a result, the Company’s backlog of unfilled orders at December 31, 2010 was $828.8 million, an increase of $180.4 million or 27.8% when compared with $648.4 million at December 31, 2009.

Segment operating income for 2010 was $526.6 million, an increase of $127.1 million or 31.8% when compared with segment operating income of $399.5 million in 2009. Segment operating income, as a percentage of sales, increased to 21.3% in 2010 from 19.0% in 2009. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s net sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives, which includes the impact of the 2008 restructuring.

Selling, general and administrative (“SG&A”) expenses for 2010 were $296.5 million, an increase of $42.4 million or 16.7% when compared with $254.1 million in 2009. As a percentage of sales, SG&A expenses were 12.0% for 2010, compared with 12.1% in 2009. Selling expense increased $32.4 million or 14.7% for 2010, which is in line with internal sales growth. Selling expenses, as a percentage of sales, decreased to 10.3% for 2010, compared with 10.5% for 2009. Additionally, the Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expenses increased approximately 11.1%.

Corporate administrative expenses for 2010 were $43.1 million, an increase of $9.9 million or 29.8% when compared with $33.2 million in 2009. As a percentage of sales, corporate administrative expenses were 1.7% for 2010, compared with 1.6% in 2009. The increase in corporate administrative expenses was primarily driven by higher compensation related expenses, as well as other costs necessary to grow the business.

Consolidated operating income was $482.2 million or 19.5% of sales for 2010, an increase of $116.1 million or 31.7% when compared with $366.1 million or 17.4% of sales in 2009.

Interest expense was $67.5 million for 2010, a decrease of $1.3 million or 1.9% when compared with $68.8 million in 2009. The decrease was primarily due to the impact of the repayment of 40 million British-pound-denominated debt under the revolving credit facility in the second quarter of 2009 and 50 million British-pound-denominated senior note in the third quarter of 2010, partially offset by the issuance of an 80 million British-pound-denominated senior note in the third quarter of 2010.

Other expenses, net were $8.4 million for 2010, an increase of $5.7 million when compared with $2.7 million in 2009. The increase was primarily driven by acquisition related expenses.

The effective tax rate for 2010 was 30.1% compared with 30.2% in 2009. The effective tax rate for 2010 primarily reflects the impact of settlements of income tax examinations and the benefits obtained from international and state income tax planning initiatives. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Net income for 2010 was $283.9 million, an increase of $78.1 million or 37.9% when compared with $205.8 million in 2009. Diluted earnings per share for 2010 was $1.76, an increase of $0.49 or 38.6% when compared with $1.27 per diluted share in 2009.

Segment Results

EIG’s sales totaled $1,324.1 million for 2010, an increase of $177.5 million or 15.5% when compared with $1,146.6 million in 2009. The sales increase was due to internal growth of approximately 15%, with no impact from foreign currency translation, driven primarily by EIG’s process, power and industrial businesses. The acquisition of Atlas primarily accounted for the remainder of the sales increase.

EIG’s operating income was $316.2 million for 2010, an increase of $83.3 million or 35.8% when compared with $232.9 million in 2009. EIG’s operating margins were 23.9% of sales for 2010 compared with 20.3% of sales in 2009. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

EMG’s sales totaled $1,146.8 million for 2010, an increase of $195.0 million or 20.5% from $951.8 million in 2009. The sales increase was due to internal growth of approximately 12%, with no impact from foreign currency translation. The acquisitions of Ameron Global, TSE and Haydon Enterprises primarily accounted for the remainder of the sales increase.

EMG’s operating income was $210.4 million for 2010, an increase of $43.8 million or 26.3% when compared with $166.6 million in 2009. EMG’s operating margins were 18.3% of sales for 2010 compared with 17.5% of sales in 2009. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s higher sales, which includes the acquisitions mentioned above.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Results of Operations

In 2009, the Company posted solid sales, operating income, net income, diluted earnings per share and cash flow given the global economic recession. The Company’s results include contributions from acquisitions completed in 2009 and the acquisitions of Motion Control Group (“MCG”), Drake Air (“Drake”) and Newage Testing Instruments in February 2008, Reading Alloys in April 2008, Vision Research, Inc. in June 2008, the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”) in August 2008 and Muirhead Aerospace Limited (“Muirhead”) in November 2008. The impact of the global economic recession stabilized in the third quarter of 2009, with improved operating results in the fourth quarter of 2009 in most of the Company’s markets when compared to the previous quarters of 2009.

Net sales for 2009 were $2,098.4 million, a decrease of $432.7 million or 17.1% when compared with net sales of $2,531.1 million in 2008. Net sales for EIG were $1,146.6 million in 2009, a decrease of 18.3% from sales of $1,402.7 million in 2008. Net sales for EMG were $951.8 million in 2009, a decrease of 15.7% from sales of $1,128.5 million in 2008. The decline in net sales was primarily attributable to lower order rates as a result of the global economic recession, partially offset by the impact of the acquisitions mentioned above. The Company’s internal sales declined approximately 21% in 2009, which excludes a 2% unfavorable effect of foreign currency translation. The acquisitions mentioned above offset approximately 6% of the Company’s internal sales decline.

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

SG&A expenses for 2009 were $254.1 million, a decrease of $68.5 million or 21.2% when compared with $322.6 million in 2008. As a percentage of sales, SG&A expenses were 12.1% for 2009, compared with 12.7% in 2008. The decrease in SG&A expenses was primarily the result of lower sales and the Company’s cost savings initiatives. Additionally, 2008 SG&A expenses include both a $7.1 million charge, recorded in corporate administrative expenses, related to the accelerated vesting of an April 2005 restricted stock grant in the second quarter of 2008 and $7.1 million of SG&A expense related to fourth quarter of 2008 restructuring charges and asset write-downs. Base business selling expenses decreased approximately 22%, which was in line with the Company’s 2009 sales decline. Selling expenses, as a percentage of sales, decreased to 10.5% for 2009, compared with 10.8% in 2008 due to the previously mentioned cost savings initiatives.

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

Interest expense was $68.8 million for 2009, an increase of $5.1 million or 8.0% when compared with $63.7 million in 2008. The increase was due to the full-year impact of the funding of the long-term private placement senior notes in the third and fourth quarters of 2008, partially offset by the repayment of 40 million British-pound-denominated debt under the revolving credit facility in the second quarter of 2009.

The effective tax rate for 2009 was 30.2% compared with 32.6% in 2008. The lower effective tax rate for 2009 primarily reflects the impact of settlements of income tax examinations and the benefits obtained from state and international income tax planning initiatives. The higher effective tax rate for 2008 primarily reflects an increase in state and foreign income taxes and the impact of accelerated vesting of non-deductible restricted stock amortization, offset by the impact of settlements of various income tax issues with U.S. taxing authorities and a favorable agreement in the United Kingdom related to deductible interest expense for which previously unrecognized tax benefits were recognized. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Net income for 2009 was $205.8 million, a decrease of $41.2 million or 16.7% when compared with $247.0 million in 2008. Diluted earnings per share for 2009 was $1.27, a decrease of $0.26 or 17.0% when compared with $1.53 per diluted share in 2008. Diluted earnings per share for 2008 includes the impact of the fourth quarter of 2008 restructuring charges and asset write-downs, which negatively impacted earnings by $0.17 per diluted share.

Segment Results

EIG’s sales totaled $1,146.6 million for 2009, a decrease of $256.1 million or 18.3% when compared with $1,402.7 million in 2008. The sales decrease was due to an internal sales decline of approximately 20%, excluding an unfavorable 2% effect of foreign currency translation, driven primarily by EIG’s process and industrial products businesses. Partially offsetting the sales decrease were the 2008 acquisitions of Vision Research, Inc. and Xantrex Programmable.

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

EMG’s sales totaled $951.8 million for 2009, a decrease of $176.7 million or 15.7% from $1,128.5 million in 2008. The sales decrease was due to an internal sales decline of approximately 21%, excluding an unfavorable 3% effect of foreign currency translation, driven primarily by the engineered materials, interconnects and packaging (“EMIP”) and cost-driven motors businesses. Partially offsetting the sales decrease were the 2009 acquisition of High Standard Aviation and the 2008 acquisitions of Drake, MCG, Reading Alloys and Muirhead.

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

The three months ended December 31, 2008 results include pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.17 per diluted share). These charges include restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in SG&A expenses. The restructuring charges and asset write-downs were reported in segment operating income as follows: $20.4 million in EIG, $19.4 million in EMG and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company as part of cost reduction initiatives that were broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs include the consolidation of manufacturing facilities, the migration of production to low-cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses. The Company recorded pre-tax charges of $30.1 million for severance costs for more than 10% of the Company’s workforce. The Company also recorded pre-tax charges of $1.5 million for lease termination costs associated with the closure of certain facilities in 2009. See Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Net income for the fourth quarter of 2009 was $51.9 million, an increase of $8.1 million or 18.5% when compared with $43.8 million for the fourth quarter of 2008. Diluted earnings per share in the fourth quarter of 2009 was $0.32, an increase of $0.05 or 17.1% when compared with $0.27 per diluted share in the fourth quarter of 2008. Diluted earnings per share includes the impact of the fourth quarter of 2008 restructuring charges and asset write-downs, which negatively impacted earnings by $0.17 per diluted share.

Liquidity and Capital Resources

Cash provided by operating activities totaled $423.0 million in 2010, an increase of $58.3 million or 16.0% when compared with $364.7 million in 2009. The increase in cash provided by operating activities was primarily due to the $78.2 million increase in net income and a $17.6 million reduction in defined benefit pension contributions paid. The increase in cash provided by operating activities was partially offset by higher overall operating working capital levels necessary to grow the Company’s businesses. Free cash flow (cash flow provided by operating activities less capital expenditures) was $383.8 million in 2010, compared to $331.6 million in 2009. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $545.9 million in 2010, compared with $428.0 million in 2009. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. generally accepted accounting principles (“GAAP”) measures to comparable non-GAAP measures).

Cash used for investing activities totaled $566.8 million in 2010, compared with $106.3 million in 2009. In 2010, the Company paid $538.6 million for six business acquisitions, net of cash received, compared with $72.9 million paid for three business acquisitions, net of cash received, in 2009. Additions to property, plant and equipment totaled $39.2 million in 2010, compared with $33.1 million in 2009.

Cash provided by financing activities totaled $62.6 million in 2010, compared with $102.5 million of cash used for financing activities in 2009. The change in financing cash flow was primarily the result of the net total borrowings increase described further below, partially offset by $78.6 million used for repurchases of 3.1 million shares of the Company’s common stock in 2010. No shares were repurchased in 2009. In January 2010, the Board of Directors approved an increase of $75 million in the authorization for the repurchase of its common stock. This increase was added to the $68.5 million that remained available at December 31, 2009 from existing authorizations approved in 2008, for a total of $143.5 million available for repurchases of the Company’s common stock. At December 31, 2010, $64.9 million was available under the current Board authorization for future share repurchases.

In 2010, net total borrowings increased by $139.3 million, compared with a net total borrowings decrease of $92.4 million in 2009. In the third quarter of 2010, the Company paid in full an expiring 50 million British pound ($78.2 million) 5.96% senior note. In the third quarter of 2010, the Company issued an 80 million British pound ($124.8 million at December 31, 2010) 4.68% senior note due in September 2020. In the second quarter of 2009, the Company paid in full a 40 million British pound ($62.0 million) borrowing under the revolving credit facility. In the fourth quarter of 2009, the Company paid in full a 10.5 million British pound ($16.9 million) floating-rate term note.

The Company’s revolving credit facility’s total borrowing capacity is $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The facility expires in June 2012. At December 31, 2010, the Company had $437.3 million available under its revolving credit facility, including the $100 million accordion feature. At December 31, 2010, $92.0 million was drawn under the revolving credit facility.

At December 31, 2010, total debt outstanding was $1,168.5 million, compared with $1,041.7 million at December 31, 2009, with no significant maturities until 2012. The debt-to-capital ratio was 39.7% at December 31, 2010, compared with 39.9% at December 31, 2009. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 36.2% at December 31, 2010, compared with 33.7% at December 31, 2009. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

Additional financing activities for 2010 include the receipt of net cash proceeds from the exercise of employee stock options of $21.5 million compared with $11.6 million in 2009. Cash dividends paid were $28.6 million in 2010, compared with $25.6 million in 2009.

As a result of all of the Company’s cash flow activities in 2010, cash and cash equivalents at December 31, 2010 totaled $163.2 million, compared with $246.4 million at December 31, 2009. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2010.

	Payments Due
		Less	One to	Four to	After
		Than	Three	Five	Five
Contractual Obligations(1)	Total	One Year	Years	Years	Years
	(In millions)

Long-term debt(2)	$1,054.1	$—	$—	$191.8	$862.3
Revolving credit loans(3)	92.0	92.0	—	—	—
Capital lease(4)	12.1	0.9	1.8	1.8	7.6
Other indebtedness	10.3	4.3	4.6	1.4	—

Total debt	1,168.5	97.2	6.4	195.0	869.9
Interest on long-term fixed-rate debt	407.2	59.5	118.8	115.8	113.1
Noncancellable operating leases	97.1	19.6	27.1	14.7	35.7
Purchase obligations(5)	222.0	208.7	13.0	0.3	—
Employee severance and other	18.1	18.1	—	—	—

Total	$1,912.9	$403.1	$165.3	$325.8	$1,018.7

(1)	The liability for uncertain tax positions is not included in the table of contractual obligations as of December 31, 2010 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

(2)	Includes the $450 million private placement completed in 2007 and the $350 million private placement completed in 2008.

(3)	Although not contractually obligated, the Company expects to have the capability to repay the revolving credit loan within one year as permitted in the credit agreement. Accordingly, $92.0 million is classified as short-term debt at December 31, 2010.

(4)	Represents a capital lease for a building and land associated with the Cameca SAS acquisition. The lease has a term of twelve years, which began in July 2006, and is payable quarterly.

(5)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

Other Commitments

The Company has standby letters of credit and surety bonds of $23.2 million related to performance and payment guarantees at December 31, 2010. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

The Company may, from time to time, repurchase its long-term debt in privately negotiated transactions, depending upon availability, market conditions and other factors.

Critical Accounting Policies

The Company has identified its critical accounting policies as those accounting policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from the estimates used. The consolidated financial statements and related notes contain information that is pertinent to the Company’s accounting policies and to Management’s Discussion and Analysis. The information that follows represents additional specific disclosures about the Company’s accounting policies regarding risks, estimates, subjective decisions or assessments whereby materially different results of operations and financial condition could have been reported had different assumptions been used or different conditions existed. Primary disclosure of the Company’s significant accounting policies is in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

•	Revenue Recognition. The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2010, 2009 and 2008, the accrual for future warranty obligations was $18.3 million, $16.0 million and $16.1 million, respectively. The Company’s expense for warranty obligations was $10.6 million, $8.2 million and $12.2 million in 2010, 2009 and 2008, respectively. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances and warranty amounts are higher than past experience, additional accruals may be required.

•	Accounts Receivable. The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables was $6.0 million and $5.8 million at December 31, 2010 and 2009, respectively.

•	Inventories. The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 69% of its inventories at December 31, 2010. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 31% of its inventory at December 31, 2010. For inventories where cost is determined by the LIFO method, the FIFO value would have been $23.9 million and $20.8 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2010 and 2009, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•	Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. The impairment test for goodwill requires a two-step process. The first step is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record any such impairment losses.

The Company identifies its reporting units at the component level, which is one level below our operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. Our reporting units are composed of the business units one level below our operating segment at which discrete financial information is prepared and regularly reviewed by segment management.

The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company’s long-range plan. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 26% to 406% for each of the Company’s reporting units.

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

The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2010, goodwill and other indefinite-lived intangible assets totaled $1,818.3 million or 47.6% of the Company’s total assets. The Company performed its required annual impairment tests in the fourth quarter of 2010 and determined that the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

Other intangible assets with finite lives are evaluated for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of other intangible assets with finite lives is considered impaired when the total projected undiscounted cash flows from those assets are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of those assets. Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group.

•	Pensions. The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2010, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. The discount rate used in determining the 2010 pension cost was 5.90% for U.S. defined benefit pension plans and 5.98% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2010 and determining the 2011 defined benefit pension cost is 5.6% for U.S. plans and 5.71% for foreign plans. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for 2010 of 8.25% for U.S. defined benefit pension plans and 6.97% for foreign plans. The Company will use 6.96% for the foreign plans in 2011 and expects to lower the U.S. plans’ rate to 8.0% in 2011. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income investments and equity investments and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2010 pension expense for the U.S. plans was 3.75% and was 2.98% for the foreign plans. The U.S. rate of compensation increase will remain unchanged in 2011. The foreign plans’ rates of compensation increase will decrease slightly to 2.97% in 2011. For the year ended December 31, 2010, the Company recognized consolidated pre-tax pension income of $3.2 million from its U.S. and foreign defined benefit pension plans as compared with pre-tax pension expense of $10.3 million recognized for these plans in 2009. The Company estimates its 2011 U.S. and foreign defined benefit pension pre-tax income to be approximately $7.9 million.

All unrecognized prior service costs, remaining transition obligations or assets and actuarial gains and losses have been recognized, net of tax effects, as a charge to accumulated other comprehensive income in stockholders’ equity and will be amortized as a component of net periodic pension cost. The Company uses a December 31 measurement date (the date at which plan assets and benefit obligations are measured) for its U.S. and foreign defined benefit plans.

To fund the plans, the Company made cash contributions to its defined benefit pension plans during 2010 which totaled $3.6 million, compared with $21.1 million in 2009. The Company anticipates making approximately $3.0 million to $5.0 million in cash contributions to its defined benefit pension plans in 2011.

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

The Company assesses the uncertainty in its tax positions, by applying a minimum recognition threshold which a tax position is required to meet before a tax benefit is recognized in the financial statements. Once the minimum threshold is met, using a more likely than not standard, a series of probability estimates is made for each item to properly measure and record a tax benefit. The tax benefit recorded is generally equal to the highest probable outcome that is more than 50% likely to be realized after full disclosure and resolution of a tax examination. The underlying probabilities are determined based on the best available objective evidence such as recent tax audit outcomes, published guidance, external expert opinion, or by analogy to the outcome of similar issues in the past. There can be no assurance that these estimates will ultimately be realized given continuous changes in tax policy, legislation and audit practice. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense.

Recently Issued Financial Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides amendments that clarify existing disclosures and require new disclosures related to fair value measurements, providing greater disaggregated information on each class of assets and liabilities and more robust disclosures on transfers between levels 1 and 2, and activity in level 3 fair value measurements. The Company adopted the applicable provisions within ASU 2010-06 effective January 1, 2010. See Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details. The Company is currently evaluating the impact of adopting the level 3 disclosures of ASU 2010-06 that are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (“ASU 2010-29”). ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma disclosure requirement for business combinations. ASU 2010-29 requires disclosure of pro forma revenue and earnings for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period for both the current and any comparable periods reported. The Company is currently evaluating the impact of adopting the disclosure requirements of ASU 2010-29 that are effective for fiscal years beginning after December 15, 2010.

Internal Reinvestment

Capital Expenditures

Capital expenditures were $39.2 million or 1.6% of sales in 2010, compared with $33.1 million or 1.6% of sales in 2009. 52% of the expenditures in 2010 were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. The Company’s 2010 capital expenditures increased due to a continuing emphasis on spending to improve productivity and expand manufacturing capabilities. The 2011 capital expenditures are expected to approximate 1.6% of sales, with a continued emphasis on spending to improve productivity.

Product Development and Engineering

The Company is committed to research, product development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, product development and engineering costs before customer reimbursement were $112.1 million, $101.4 million and $115.9 million in 2010, 2009 and 2008, respectively. Customer reimbursements in 2010, 2009 and 2008 were $6.4 million, $5.5 million and $6.1 million, respectively. These amounts included net Company-funded research and development expenses of $56.8 million, $50.5 million and $57.5 million, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. The Company believes these waste products were handled in compliance with regulations existing at that time. At December 31, 2010, the Company is named a Potentially Responsible Party (“PRP”) at 16 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In ten of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2010 and 2009 were $31.3 million and $27.0 million, respectively, for both non-owned and owned sites. In 2010, the Company recorded $6.4 million in reserves, related primarily to a 2010 business acquisition. These reserves relate to the estimated costs to remediate known environmental issues at an owned site associated with the acquired business. Additionally, the Company spent $2.1 million on environmental matters in 2010. The Company’s reserves for environmental liabilities at December 31, 2010 and 2009 include reserves of $18.9 million and $19.2 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2010, the Company had $14.2 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

The Company has agreements with other former owners of certain of its acquired businesses, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of these other parties also carry insurance coverage for some environmental matters. To date, these parties have met their obligations in all material respects; however, one of these companies filed for bankruptcy liquidation in 2007 and, as a result, the Company is performing investigation and remediation of a formerly owned site under a Stipulation and Settlement Agreement.

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

The Company’s short-term debt carries variable interest rates and generally its long-term debt carries fixed rates. These financial instruments are more fully described in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The foreign currencies to which the Company has the most significant exchange rate exposure are the Chinese renminbi, the Euro, the British pound, the Japanese yen and the Mexican peso. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the occasional use of local borrowings and derivative financial instruments in the foreign country affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company because revenues and costs associated with the revenues are generally transacted in the same foreign currencies.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements; however, there are inherent limitations in the effectiveness of any system of internal controls.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Proxy Statement of the Company for its 2011 Annual Meeting. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included on page 39.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which appears on page 38.

AMETEK, Inc.

February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMETEK, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 24, 2011

AMETEK, Inc.

Consolidated Statement of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Net sales	$2,470,952	$2,098,355	$2,531,135

Operating expenses:
Cost of sales, excluding depreciation	1,646,892	1,435,953	1,730,086
Selling, general and administrative	296,482	254,143	322,552
Depreciation	45,420	42,209	45,843

Total operating expenses	1,988,794	1,732,305	2,098,481

Operating income	482,158	366,050	432,654
Other expenses:
Interest expense	(67,522)	(68,750)	(63,652)
Other, net	(8,386)	(2,667)	(2,786)

Income before income taxes	406,250	294,633	366,216
Provision for income taxes	122,318	88,863	119,264

Net income	$283,932	$205,770	$246,952

Basic earnings per share	$1.79	$1.28	$1.55

Diluted earnings per share	$1.76	$1.27	$1.53

Weighted average common shares outstanding:
Basic shares	159,056	160,182	159,222

Diluted shares	160,884	161,775	161,164

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet
(In thousands, except share amounts)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$163,208	$246,356
Marketable securities	5,645	4,994
Receivables, less allowance for possible losses	399,913	331,383
Inventories	335,253	311,542
Deferred income taxes	27,106	30,669
Other current assets	43,367	44,486

Total current assets	974,492	969,430
Property, plant and equipment, net	318,126	310,053
Goodwill	1,573,645	1,277,291
Other intangibles, net of accumulated amortization	761,556	521,888
Investments and other assets	191,096	167,370

Total assets	$3,818,915	$3,246,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$97,152	$85,801
Accounts payable	236,600	191,779
Income taxes payable	39,026	13,345
Accrued liabilities	178,081	133,357

Total current liabilities	550,859	424,282
Long-term debt	1,071,360	955,880
Deferred income taxes	311,466	206,354
Other long-term liabilities	110,026	92,492

Total liabilities	2,043,711	1,679,008

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 400,000,000 shares;
issued: 2010 — 168,050,869 shares; 2009 — 166,500,867 shares	1,681	1,665
Capital in excess of par value	263,290	223,502
Retained earnings	1,755,742	1,500,471
Accumulated other comprehensive loss	(91,958)	(75,281)
Treasury stock: 2010 — 7,341,520 shares; 2009 — 4,674,869 shares	(153,551)	(83,333)

Total stockholders’ equity	1,775,204	1,567,024

Total liabilities and stockholders’ equity	$3,818,915	$3,246,032

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity
(In thousands)

	Year Ended December 31,
	2010		2009		2008
	Comprehensive	Stockholders’	Comprehensive	Stockholders’	Comprehensive	Stockholders’
	Income	Equity	Income	Equity	Income	Equity

Capital Stock
Preferred stock, $0.01 par value		$—		$—		$—

Common stock, $0.01 par value
Balance at the beginning of the year		1,665		1,653		1,646
Shares issued		16		12		7

Balance at the end of the year		1,681		1,665		1,653

Capital in Excess of Par Value
Balance at the beginning of the year		223,502		202,449		173,901
Issuance of common stock under employee stock plans		14,202		3,455		3,472
Share-based compensation costs		16,596		13,502		20,186
Excess tax benefits from exercise of stock options		8,990		4,096		4,890

Balance at the end of the year		263,290		223,502		202,449

Retained Earnings
Balance at the beginning of the year		1,500,471		1,320,470		1,099,111
Net income	$283,932	283,932	$205,770	205,770	$246,952	246,952

Cash dividends paid		(28,554)		(25,579)		(25,685)
Other		(107)		(190)		92

Balance at the end of the year		1,755,742		1,500,471		1,320,470

Accumulated Other Comprehensive (Loss) Income
Foreign currency translation:
Balance at the beginning of the year		(8,096)		(50,706)		7,331
Translation adjustments	(29,791)		38,357		(46,784)
(Loss) gain on net investment hedges, net of tax benefit (expense) of $1,893, ($2,290) and $6,058 in 2010, 2009 and 2008, respectively	(3,515)		4,253		(11,253)

	(33,306)	(33,306)	42,610	42,610	(58,037)	(58,037)

Balance at the end of the year		(41,402)		(8,096)		(50,706)

Defined benefit pension plans:
Balance at the beginning of the year		(67,121)		(93,360)		(3,040)
Change in pension plans, net of tax (expense) benefit of ($9,938), ($15,830) and $56,344 in 2010, 2009 and 2008, respectively	16,323	16,323	26,239	26,239	(90,320)	(90,320)

Balance at the end of the year		(50,798)		(67,121)		(93,360)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the year		(64)		(701)		1,079
Increase (decrease) during the year, net of tax benefit (expense) of $165, $343 and ($958) in 2010, 2009 and 2008, respectively	306	306	637	637	(1,780)	(1,780)

Balance at the end of the year		242		(64)		(701)

Total other comprehensive (loss) income for the year	(16,677)		69,486		(150,137)

Total comprehensive income for the year	$267,255		$275,256		$96,815

Accumulated other comprehensive loss at the end of the year		(91,958)		(75,281)		(144,767)

Treasury Stock
Balance at the beginning of the year		(83,333)		(92,033)		(39,321)
Issuance of common stock under employee stock plans		8,391		8,700		4,732
Purchase of treasury stock		(78,609)		—		(57,444)

Balance at the end of the year		(153,551)		(83,333)		(92,033)

Total Stockholders’ Equity		$1,775,204		$1,567,024		$1,287,772

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Cash provided by (used for):
Operating activities:
Net income	$283,932	$205,770	$246,952
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	72,896	65,500	63,261
Deferred income tax expense	3,774	5,768	29,742
Share-based compensation expense	16,596	13,502	20,186
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in receivables	(43,179)	87,146	6,636
Decrease (increase) in inventories and other current assets	7,334	83,622	(35,180)
Increase (decrease) in payables, accruals and income taxes	77,773	(91,622)	3,161
Increase (decrease) in other long-term liabilities	6,382	3,345	(1,907)
Pension contribution	(3,555)	(21,127)	(79,905)
Other	1,060	12,767	(5,681)

Total operating activities	423,013	364,671	247,265

Investing activities:
Additions to property, plant and equipment	(39,183)	(33,062)	(44,215)
Purchases of businesses, net of cash acquired	(538,585)	(72,919)	(463,012)
(Increase) decrease in marketable securities	(619)	(638)	6,323
Other	11,564	275	4,282

Total investing activities	(566,823)	(106,344)	(496,622)

Financing activities:
Net change in short-term borrowings	92,364	(13,013)	69,693
Additional long-term borrowings	125,120	1,466	430,000
Reduction in long-term borrowings	(78,200)	(80,817)	(232,835)
Repayment of life insurance policy loans	—	—	(21,394)
Repurchases of common stock	(78,609)	—	(57,444)
Cash dividends paid	(28,554)	(25,579)	(25,685)
Excess tax benefits from share-based payments	8,990	4,096	4,890
Proceeds from employee stock plans and other	21,518	11,328	6,238

Total financing activities	62,629	(102,519)	173,463

Effect of exchange rate changes on cash and cash equivalents	(1,967)	3,568	(7,265)

(Decrease) increase in cash and cash equivalents	(83,148)	159,376	(83,159)
Cash and cash equivalents:
Beginning of year	246,356	86,980	170,139

End of year	$163,208	$246,356	$86,980

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

Cash Equivalents, Securities and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2010 and 2009, all of the Company’s equity securities and fixed-income securities (primarily those of a captive insurance subsidiary) are classified as “available-for-sale,” although the Company may hold fixed-income securities until their maturity dates. Fixed-income securities generally mature within three years. The aggregate market value of equity and fixed-income securities at December 31, 2010 and 2009 was $4.7 million ($4.5 million amortized cost) and $13.2 million ($13.5 million amortized cost), respectively. The temporary unrealized gain or loss on such securities is recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity), and is not significant. Certain of the Company’s other investments, which are not significant, are also accounted for by the equity method of accounting as discussed above.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. The allowance for possible losses on receivables was $6.0 million and $5.8 million at December 31, 2010 and 2009, respectively. See Note 9.

Inventories

The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for 69% of its inventories at December 31, 2010. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 31% of the Company’s inventory at December 31, 2010. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was $23.9 million and $20.8 million at December 31, 2010 and 2009, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.

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

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy, with respect to sales returns and allowances, generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for these sales incentives as a reduction of revenues when the sale is recognized in the income statement. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2010, 2009 and 2008, the accrual for future warranty obligations was $18.3 million, $16.0 million and $16.1 million, respectively. The Company’s expense for warranty obligations was $10.6 million in 2010, $8.2 million in 2009 and $12.2 million in 2008. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Research and Development

Company-funded research and development costs are charged to operations as incurred and were $56.8 million in 2010, $50.5 million in 2009 and $57.5 million in 2008.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales and were $33.3 million in 2010, $24.6 million in 2009 and $34.0 million in 2008.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding common stock options and restricted stock grants). The number of weighted average shares used in the calculation of basic earnings per share and diluted earnings per share was as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)

Weighted average shares*:
Basic shares	159,056	160,182	159,222
Stock option and award plans	1,828	1,593	1,942

Diluted shares	160,884	161,775	161,164

*	Adjusted to reflect a three-for-two stock split paid to stockholders on December 21, 2010. See Note 2.

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

The Company makes infrequent use of derivative financial instruments. Forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases or export sales, thereby minimizing the Company’s exposure to raw material commodity price or foreign currency fluctuation. No forward contracts were outstanding at December 31, 2010 or 2009. In instances where transactions are designated as hedges of an underlying item, the gains and losses on those transactions are included in accumulated other comprehensive income (“AOCI”) within stockholders’ equity to the extent they are effective as hedges. The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. These net investment hedges are the Company’s British-pound-denominated long-term debt and Euro-denominated long-term debt, pertaining to certain European acquisitions whose functional currencies are either the British pound or the Euro. These acquisitions were financed by foreign-currency-denominated borrowings under the Company’s revolving credit facility and were subsequently refinanced with long-term private placement debt. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries on their respective dates of acquisition. On the respective dates of acquisition, the Company designated the British pound- and Euro-denominated loans referred to above as hedging instruments to offset foreign exchange gains or losses on the net investment in the acquired business due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation on the acquisition dates. Any gain or loss on the hedging instrument (the debt) following hedge designation, is reported in AOCI in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness. As of December 31, 2010 and 2009, all net investment hedges were effective. At December 31, 2010, the translation losses on the net carrying value of the foreign-currency-denominated investments exceeded the translation gains on the carrying value of the underlying debt and the difference is included in AOCI. At December 31, 2009, the translation gains on the net carrying value of the foreign-currency-denominated investments exceeded the translation losses on the carrying value of the underlying debt and the difference is included in AOCI. An evaluation of hedge effectiveness is performed by the Company on an ongoing basis and any changes in the hedge are made as appropriate. See Note 5.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company accounts for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation — Stock Compensation. Accordingly, the Company expenses the fair value of awards made under its share-based plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. See Note 12.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually.

The Company identifies its reporting units at the component level, which is one level below our operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. Our reporting units are composed of the business units one level below our operating segment at which discrete financial information is prepared and regularly reviewed by segment management.

The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sales transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company’s long-range plan. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.

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

The Company completed its required annual impairment tests in the fourth quarter of 2010, 2009 and 2008 and determined that the carrying values of goodwill and other intangible assets with indefinite lives were not impaired.

The Company evaluates impairment of its long-lived assets, other than goodwill and indefinite-lived intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset group is considered impaired when the total projected undiscounted cash flows from such asset group are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset group. Fair market value is determined primarily using present value techniques based on projected cash flows from the asset group. Losses on long-lived assets held for sale, other than goodwill and indefinite-lived intangible assets, are determined in a similar manner, except that fair market values are reduced for disposal costs.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents are being amortized over useful lives of four to 20 years. Customer relationships are being amortized over a period of five to 20 years. Miscellaneous other intangible assets are being amortized over a period of four to 20 years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets.

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

On November 2, 2010, the Company’s Board of Directors declared a three-for-two split of the Company’s common stock. The stock split resulted in the issuance of one additional share for every two shares owned. The stock split was paid on December 21, 2010, to stockholders of record at the close of business on December 10, 2010. Additionally, the Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.06 per common share from $0.04 per common share on a post-split basis. All share and per share information included in this report has been retroactively adjusted to reflect the impact of the stock split.

3.	Recently Issued Financial Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides amendments that clarify existing disclosures and require new disclosures related to fair value measurements, providing greater disaggregated information on each class of assets and liabilities and more robust disclosures on transfers between levels 1 and 2, and activity in level 3 fair value measurements. The Company adopted the applicable provisions within ASU 2010-06 effective January 1, 2010. See Note 4 to the Consolidated Financial Statements for further details. The Company is currently evaluating the impact of adopting the level 3 disclosures of ASU 2010-06 that are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (“ASU 2010-29”). ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma disclosure requirement for business combinations. ASU 2010-29 requires disclosure of pro forma revenue and earnings for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period for both the current and any comparable periods reported. The Company is currently evaluating the impact of adopting the disclosure requirements of ASU 2010-29 that are effective for fiscal years beginning after December 15, 2010.

4.	Fair Value Measurement

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

At December 31, 2010, $3.6 million of the Company’s cash and cash equivalents and marketable securities are valued as level 1 investments. In addition, the Company held $4.7 million of marketable securities in an institutional diversified equity securities mutual fund. These securities are valued as level 2 investments. During 2010, the Company sold its level 2 investments in fixed-income securities. The marketable securities are shown as a separate line on the consolidated balance sheet. The fixed-income securities are included in the investments and other assets line of the consolidated balance sheet. For the year ended December 31, 2010, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the year ended December 31, 2010.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. These net investment hedges are the Company’s British-pound-denominated long-term debt and Euro-denominated long-term debt, pertaining to certain European acquisitions whose functional currencies are either the British pound or the Euro. These acquisitions were financed by foreign-currency-denominated borrowings under the Company’s revolving credit facility and subsequently refinanced with long-term private placement debt. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries on their respective dates of acquisition. On the respective dates of acquisition, the Company designated the British pound- and Euro-denominated loans referred to above as hedging instruments to offset foreign exchange gains or losses on the net investment in the acquired business due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation on the acquisition dates. Any gain or loss on the hedging instrument (the debt) following hedge designation, is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At December 31, 2010, the Company had $187.2 million of British-pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2008, 2006, 2004 and 2003. At December 31, 2009, the Company had $145.5 million of British-pound-denominated loans, which were designated as a hedge against the net investment in foreign subsidiaries acquired in 2004 and 2003. At December 31, 2010 and 2009, the Company had $66.9 million and $71.6 million, respectively, of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British-pound- and Euro-denominated loans being designated and effective as net investment hedges, $9.9 million of currency remeasurement gains and $15.3 million of currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income at December 31, 2010 and 2009, respectively.

6.	Fourth Quarter of 2008 Restructuring Charges and Asset Write-Downs

During the fourth quarter of 2008, the Company recorded pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.17 per diluted share). These charges included restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). The charges included $30.1 million for severance costs for more than 10% of the Company’s workforce and $1.5 million for lease termination costs associated with the closure of certain facilities. Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in Selling, general and administrative expenses. The restructuring charges and asset write-downs were reported in 2008 segment operating income as follows: $20.4 million in Electronic Instruments Group (“EIG”), $19.4 million in Electromechanical Group (“EMG”) and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company in 2008 as part of cost reduction initiatives that were broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs resulted from the consolidation of manufacturing facilities, the migration of production to low-cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a rollforward of the remaining accruals established in the fourth quarter of 2008 for restructuring charges and asset write-downs:

	Restructuring
		Facility
	Severance	Closures	Total
	(In millions)

Restructuring accruals at December 31, 2008	$30.1	$1.5	$31.6
Utilization	(18.1)	(0.2)	(18.3)
Foreign currency translation and other	0.2	(0.3)	(0.1)

Restructuring accruals at December 31, 2009	12.2	1.0	13.2
Utilization	(4.6)	(0.7)	(5.3)
Foreign currency translation and other	(1.0)	—	(1.0)

Restructuring accruals at December 31, 2010	$6.6	$0.3	$6.9

7.	Acquisitions

The Company spent $538.6 million in cash, net of cash acquired, to acquire Technical Services for Electronics (“TSE”) in June 2010, Haydon Enterprises in July 2010, Atlas Material Testing Technology LLC (“Atlas”) in November 2010, as well as the small acquisitions of Sterling Ultra Precision in January 2010, Imago Scientific Instruments in April 2010 and American Reliance’s Power Division in August 2010. TSE is a manufacturer of engineered interconnect solutions for the medical device industry. Haydon Enterprises is a leader in linear actuators and lead screw assemblies for the medical, industrial equipment, aerospace, analytical instrument, computer peripheral and semiconductor industries. Atlas is the world’s leading provider of weathering test instruments and related testing and consulting services. Atlas is a part of EIG and TSE and Haydon Enterprises are part of EMG.

The operating results of the above acquisitions have been included in the Company’s consolidated results from the respective dates of acquisitions.

The following table represents the allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value (in millions):

Property, plant and equipment	$23.3
Goodwill	313.5
Other intangible assets	276.3
Deferred income taxes	(80.6)
Net working capital and other	6.1

Total purchase price	$538.6

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: TSE expands the Company’s position in the medical device market and is an excellent fit with the HCC division, which manufactures highly engineered electronic interconnects and microelectronics packaging for sophisticated electronic applications. Haydon Enterprises’ product line complements the Company’s highly differentiated technical motor business, which shares common markets, customers and distribution channels, and places AMETEK in a unique position as the premier industry provider of high-end linear and rotary motion control solutions. Atlas has products which include weather exposure test systems, corrosion-testing instruments, specialty lighting systems, and large-scale weathering test chambers. In addition, Atlas offers indoor laboratory and outdoor testing services, photovoltaic and solar testing and consulting. Atlas provides the Company with another

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

growth platform in the materials testing equipment market and broadens AMETEK’s presence in the fast-growing photovoltaic testing market. The Company expects approximately $36.3 million of the goodwill recorded in connection with 2010 acquisitions will be tax deductible in future years.

The Company is in the process of conducting third-party valuations of certain tangible and intangible assets acquired. Adjustments to the allocation of purchase price will be recorded when this information is finalized. Therefore, the allocation of the purchase price is subject to revision.

At December 31, 2010, purchase price allocated to other intangible assets of $276.3 million consists of $80.6 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $195.7 million of other intangible assets consist of $159.7 million of customer relationships, which are being amortized over a period of 20 years and $36.0 million of purchased technology, which are being amortized over a period of 12 to 16 years.

In 2009, the Company spent $72.9 million in cash, net of cash acquired, to acquire High Standard Aviation in January 2009, a small acquisition of two businesses in India, Unispec Marketing Pvt. Ltd. and Thelsha Technical Services Pvt. Ltd., in September 2009 and Ameron Global in December 2009. High Standard Aviation is a provider of electrical and electromechanical, hydraulic and pneumatic repair services to the aerospace industry. Ameron Global is a manufacturer of highly engineered pressurized gas components and systems for commercial and aerospace customers and is also a leader in maintenance, repair and overhaul of fire suppression and oxygen supply systems. High Standard Aviation and Ameron Global are a part of EMG.

The 2010 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the year ended December 31, 2010. Had the 2010 acquisitions been made at the beginning of 2010, unaudited pro forma net sales, net income and diluted earnings per share for the year ended December 31, 2010 would not have been materially different than the amounts reported.

Had the 2010 acquisitions and the 2009 acquisitions been made at the beginning of 2009, unaudited pro forma net sales would have been $2,290.8 million and net income and diluted earnings per share would not have been materially different than the amounts reported.

Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2009.

In 2008, the Company spent $463.0 million in cash, net of cash acquired, for six acquisitions and one small technology line. The acquisitions include Drake Air (“Drake”) and Motion Control Group (“MCG”) in February 2008, Reading Alloys in April 2008, Vision Research, Inc. in June 2008, the programmable power business of Xantrex Technology, Inc. (“Xantrex Programmable”) in August 2008 and Muirhead Aerospace Limited (“Muirhead”) in November 2008. Drake is a provider of heat-transfer repair services to the commercial aerospace industry and further expands the Company’s presence in the global aerospace maintenance, repair and overhaul services industry. MCG is a leading global manufacturer of highly customized motors and motion control solutions for the medical, life sciences, industrial automation, semiconductor and aviation markets. MCG enhances the Company’s capability in providing precision motion technology solutions. Reading Alloys is a global leader in specialty titanium master alloys and highly engineered metal powders used in the aerospace, medical implant, military and electronics markets. Vision Research is a leading manufacturer of high-speed digital imaging systems used for motion capture and analysis in numerous test and measurement applications. Xantrex Programmable is a leader in alternating current and direct current programmable power supplies used to test electrical and electronic products. Muirhead is a leading manufacturer of motion technology products and a provider of avionics repair and overhaul

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services for the aerospace and defense markets. Drake, MCG, Reading Alloys and Muirhead are part of EMG and Vision Research and Xantrex Programmable are part of EIG.

8.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)

Balance at December 31, 2008	$737.2	$502.9	$1,240.1
Goodwill acquired during the year	2.5	14.9	17.4
Purchase price allocation adjustments and other	(8.7)	1.1	(7.6)
Foreign currency translation adjustments	15.9	11.5	27.4

Balance at December 31, 2009	746.9	530.4	1,277.3
Goodwill acquired during the year	105.2	208.3	313.5
Purchase price allocation adjustments and other	25.8	(24.3)	1.5
Foreign currency translation adjustments	(13.5)	(5.2)	(18.7)

Balance at December 31, 2010	$864.4	$709.2	$1,573.6

Other intangible assets were as follows at December 31:

	2010	2009
	(In thousands)

Definite-lived intangible assets (subject to amortization):
Patents	$52,403	$54,150
Purchased technology	107,170	75,564
Customer lists	479,943	319,820
Other acquired intangibles	25,944	25,111

	665,460	474,645

Accumulated amortization:
Patents	(28,687)	(27,099)
Purchased technology	(28,026)	(24,442)
Customer lists	(70,982)	(51,596)
Other acquired intangibles	(20,825)	(19,772)

	(148,520)	(122,909)

Net intangible assets subject to amortization	516,940	351,736
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	244,616	170,152

	$761,556	$521,888

Amortization expense was $27.5 million, $23.3 million and $17.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense for each of the next five years is expected to approximate $33.5 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Other Consolidated Balance Sheet Information

	December 31,
	2010	2009
	(In thousands)

INVENTORIES
Finished goods and parts	$46,953	$46,777
Work in process	73,556	65,752
Raw materials and purchased parts	214,744	199,013

	$335,253	$311,542

PROPERTY, PLANT AND EQUIPMENT
Land	$32,634	$30,792
Buildings	209,019	204,447
Machinery and equipment	651,883	635,463

	893,536	870,702
Less: Accumulated depreciation	(575,410)	(560,649)

	$318,126	$310,053

ACCRUED LIABILITIES
Employee compensation and benefits	$71,957	$41,670
Severance and lease termination	18,143	23,129
Product warranty obligation	18,347	16,035
Other	69,634	52,523

	$178,081	$133,357

	2010	2009	2008
	(In thousands)

ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at the beginning of the year	$5,788	$8,489	$6,393
Additions charged to expense	1,466	1,139	5,648
Recoveries credited to allowance	120	70	10
Write-offs	(1,036)	(4,520)	(2,878)
Currency translation adjustments and other	(291)	610	(684)

Balance at the end of the year	$6,047	$5,788	$8,489

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt

Long-term debt consisted of the following at December 31:

	2010	2009
	(In thousands)

U.S. dollar 6.59% senior notes due September 2015	$90,000	$90,000
U.S. dollar 6.69% senior notes due December 2015	35,000	35,000
U.S. dollar 6.20% senior notes due December 2017	270,000	270,000
U.S. dollar 6.35% senior notes due July 2018	80,000	80,000
U.S. dollar 7.08% senior notes due September 2018	160,000	160,000
U.S. dollar 7.18% senior notes due December 2018	65,000	65,000
U.S. dollar 6.30% senior notes due December 2019	100,000	100,000
British pound 5.96% senior note due September 2010	—	80,815
British pound 5.99% senior note due November 2016	62,396	64,652
British pound 4.68% senior note due September 2020	124,792	—
Euro 3.94% senior note due August 2015	66,850	71,582
Revolving credit loan	92,000	—
Other, principally foreign	22,474	24,632

Total debt	1,168,512	1,041,681
Less: Current portion	(97,152)	(85,801)

Total long-term debt	$1,071,360	$955,880

Maturities of long-term debt outstanding at December 31, 2010 were as follows: $4.1 million in 2012; $2.3 million in 2013; $1.7 million in 2014; $193.3 million in 2015; $63.2 million in 2016; and $806.7 million in 2017 and thereafter.

In the third quarter of 2010, the Company paid in full an expiring 50 million British pound ($78.2 million) 5.96% senior note. In the fourth quarter of 2009, the Company paid in full a 10.5 million British pound ($16.9 million) floating-rate term note. In the second quarter of 2009, the Company paid in full a 40 million British pound ($62.0 million) borrowing under the revolving credit facility.

In December 2007, the Company issued $270 million in aggregate principal amount of 6.20% private placement senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% private placement senior notes due December 2019. In July 2008, the Company issued $80 million in aggregate principal amount of 6.35% private placement senior notes due July 2018. In September 2008, the Company issued $90 million in aggregate principal amount of 6.59% private placement senior notes due September 2015 and $160 million in aggregate principal amount of 7.08% private placement senior notes due September 2018. In December 2008, the Company issued $35 million in aggregate principal amount of 6.69% private placement senior notes due December 2015 and $65 million in aggregate principal amount of 7.18% private placement senior notes due December 2018.

In September 2005, the Company issued a 50 million Euro ($66.9 million at December 31, 2010) 3.94% senior note due August 2015. In November 2004, the Company issued a 40 million British pound ($62.4 million at December 31, 2010) 5.99% senior note due in November 2016. In September 2010, the Company issued an 80 million British pound ($124.8 million at December 31, 2010) 4.68% senior note due in September 2020.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s revolving credit facility’s total borrowing capacity is $550 million, which includes an accordion feature that permits the Company to request up to an additional $100 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The facility expires in June 2012. The revolving credit facility places certain restrictions on allowable additional indebtedness. At December 31, 2010, the Company had available borrowing capacity of $437.5 million under its revolving bank credit facility.

Interest rates on outstanding loans under the revolving credit facility are at the applicable London Interbank Offered Rate (“LIBOR”) plus a negotiated spread, or at the U.S. prime rate. At December 31, 2010, the Company had $92.0 million of borrowings outstanding under the revolving credit facility. At December 31, 2009, the Company had no borrowings outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2010 and 2009 was 0.82% and 0.60%, respectively. The Company had outstanding letters of credit totaling $22.6 million and $19.8 million at December 31, 2010 and 2009, respectively.

The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2010.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $54.5 million at December 31, 2010. Foreign subsidiaries had debt outstanding at December 31, 2010 totaling $22.5 million, including $17.3 million reported in long-term debt.

The weighted average interest rate on total debt outstanding at December 31, 2010 and 2009 was 6.3% and 6.4%, respectively.

11.	Stockholders’ Equity

In January 2010, the Board of Directors approved an increase of $75 million in the authorization for the repurchase of its common stock. This increase was added to the $68.5 million that remained available at December 31, 2009 from existing authorizations approved in 2008, for a total of $143.5 million available for repurchases of the Company’s common stock. In 2010, the Company repurchased approximately 3,071,000 shares of common stock for $78.6 million in cash under its current share repurchase authorization. The Company did not repurchase shares in 2009. At December 31, 2010, $64.9 million was available under the current Board authorization for future share repurchases.

At December 31, 2010, the Company held 7.3 million shares in its treasury at a cost of $153.6 million, compared with 4.7 million shares at a cost of $83.3 million at December 31, 2009. The number of shares outstanding at December 31, 2010 was 160.7 million shares, compared with 161.8 million shares at December 31, 2009.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Share-Based Compensation

Under the terms of the Company’s stockholder-approved share-based plans, incentive and non-qualified stock options and restricted stock awards have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Employee and non-employee director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant, and restricted stock awards generally have a four-year cliff vesting. Stock options generally have a maximum contractual term of seven years. At December 31, 2010, 8.3 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 6.1 million shares for stock options outstanding.

The Company issues previously unissued shares when stock options are exercised and shares are issued from treasury stock upon the award of restricted stock.

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

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the years indicated:

	2010	2009	2008

Expected stock volatility	25.6%	25.8%	18.4%
Expected life of the options (years)	5.0	4.9	4.7
Risk-free interest rate	2.48%	1.89%	2.60%
Expected dividend yield	0.54%	0.73%	0.49%
Black-Scholes-Merton fair value per option granted*	$7.56	$5.20	$6.39

*	Adjusted to reflect a three-for-two stock split paid to stockholders on December 21, 2010. See Note 2.

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

Total share-based compensation expense was as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)

Stock option expense	$7,580	$6,297	$6,300
Restricted stock expense	9,016	7,205	13,886

Total pre-tax expense	16,596	13,502	20,186
Related tax benefit	(5,459)	(4,223)	(3,990)

Reduction of net income	$11,137	$9,279	$16,196

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Shares*	Exercise Price*	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In millions)

Outstanding at the beginning of the year	6,608	$21.04
Granted	1,214	29.38
Exercised	(1,550)	14.42
Forfeited	(135)	25.05
Expired	(18)	31.17

Outstanding at the end of the year	6,119	$24.25	4.2	$91.8

Exercisable at the end of the year	2,883	$21.99	2.8	$49.8

*	Adjusted to reflect a three-for-two stock split paid to stockholders on December 21, 2010. See Note 2.

The aggregate intrinsic value of stock options exercised during 2010, 2009 and 2008 was $29.3 million, $15.5 million and $13.3 million, respectively. The total fair value of stock options vested during 2010, 2009 and 2008 was $7.0 million, $5.4 million and $5.6 million, respectively.

The following is a summary of the status of the Company’s nonvested stock options outstanding for the year ended December 31, 2010:

		Weighted Average
		Grant Date
	Shares*	Fair Value*
	(In thousands)

Nonvested stock options outstanding at the beginning of the year	3,339	$5.69
Granted	1,214	7.56
Vested	(1,182)	5.90
Forfeited	(135)	5.69

Nonvested stock options outstanding at the end of the year	3,236	$6.32

*	Adjusted to reflect a three-for-two stock split paid to stockholders on December 21, 2010. See Note 2.

As of December 31, 2010, there was approximately $14.1 million of expected future pre-tax compensation expense related to the 3.2 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards are subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On May 19, 2008, the April 27, 2005 grant of 1,059,908 shares (as adjusted to reflect a three-for-two stock split paid to stockholders on December 21, 2010. See Note 2.) of restricted stock vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $7.8 million ($7.3 million net after-tax charge) for the year ended December 31, 2008.

The following is a summary of the status of the Company’s nonvested restricted stock outstanding for the year ended December 31, 2010:

		Weighted Average
		Grant Date
	Shares*	Fair Value*
	(In thousands)

Nonvested restricted stock outstanding at the beginning of the year	1,376	$24.63
Granted	480	28.97
Vested	(256)	22.33
Forfeited	(68)	25.69

Nonvested restricted stock outstanding at the end of the year	1,532	$26.23

*	Adjusted to reflect a three-for-two stock split paid to stockholders on December 21, 2010. See Note 2.

The total fair value of the restricted stock that vested was $5.7 million and $17.8 million in 2010 and 2008, respectively, and 2009 was not significant. The weighted average fair value of restricted stock granted per share during 2010 and 2009 was $29.01 and $21.83 (as adjusted to reflect a three-for-two stock split paid to stockholders on December 21, 2010. See Note 2.), respectively. As of December 31, 2010, there was approximately $20.9 million of expected future pre-tax compensation expense related to the 1.5 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Under a Supplemental Executive Retirement Plan (“SERP”) in 2010, the Company reserved 27,301 shares of common stock. Reductions for retirements and terminations were 3,599 shares in 2010. The total number of shares of common stock reserved under the SERP was 423,167 as of December 31, 2010. Charges to expense under the SERP are not significant in amount and are considered pension expense with the offsetting credit reflected in capital in excess of par value.

13.	Leases and Other Commitments

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2010 (principally for production and administrative facilities and equipment) amounted to $97.1 million, consisting of payments of $19.6 million in 2011, $15.6 million in 2012, $11.5 million in 2013, $7.9 million in 2014, $6.8 million in 2015 and $35.7 million thereafter. Rental expense was $23.1 million in 2010, $22.8 million in 2009 and $22.7 million in 2008. The leases expire over a range of years from 2011 to 2082, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.

The Company acquired a capital lease obligation in 2007 for land and a building. The lease has a term of 12 years, which began July 2006, and is payable quarterly. Property, plant and equipment as of December 31, 2010 includes a building of $11.9 million, net of $2.2 million of accumulated depreciation, and land of $2.0 million related to this capital lease. Amortization of the leased assets of $0.6 million is included in 2010 depreciation expense. Future minimum lease payments are estimated to be $0.9 million in each of the years 2011 through 2015 and $7.6 million thereafter, for total minimum lease payments of $12.1 million, net of interest.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, the Company had $222.0 million and $161.9 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

14.	Income Taxes

The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)

Income before income taxes:
Domestic	$266,783	$207,831	$260,464
Foreign	139,467	86,802	105,752

Total	$406,250	$294,633	$366,216

Provision for income taxes:
Current:
Federal	$70,008	$58,247	$52,581
Foreign	37,514	22,123	29,889
State	11,022	2,725	7,052

Total current	118,544	83,095	89,522

Deferred:
Federal	7,071	7,024	28,920
Foreign	(3,105)	(1,464)	(1,378)
State	(192)	208	2,200

Total deferred	3,774	5,768	29,742

Total provision	$122,318	$88,863	$119,264

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2010	2009
	(In thousands)

Current deferred tax (asset) liability:
Reserves not currently deductible	$(19,795)	$(19,437)
Share-based compensation	(4,989)	(3,870)
Net operating loss carryforwards	(2,344)	(2,829)
Foreign tax credit carryforwards	(2,018)	(3,360)
Other	2,040	(1,173)

Net current deferred tax asset	$(27,106)	$(30,669)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	$28,697	$22,285
Reserves not currently deductible	(21,953)	(19,913)
Pensions	31,927	31,453
Differences in basis of intangible assets and accelerated amortization	287,645	188,045
Net operating loss carryforwards	(9,077)	(6,513)
Share-based compensation	(10,422)	(9,893)
Other	(494)	(3,578)

	306,323	201,886
Less: Valuation allowance	5,143	4,468

Net noncurrent deferred tax liability	311,466	206,354

Net deferred tax liability	$284,360	$175,685

The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2010	2009	2008

U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.9	0.4	1.5
Foreign operations, net	(3.4)	(4.2)	(3.0)
Other	(3.4)	(1.0)	(0.9)

Consolidated effective tax rate	30.1%	30.2%	32.6%

At December 31, 2010, U.S. deferred income taxes totaling $5.7 million were provided on undistributed earnings of certain non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. deferred income taxes for the undistributed earnings of certain other subsidiaries, which total approximately $284.3 million at December 31, 2010, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes and withholding taxes payable to the various foreign countries.

At December 31, 2010, the Company had tax benefits of $11.4 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $8.4 million for federal income tax purposes with a valuation allowance of $3.3 million, $2.7 million for state income tax purposes with a valuation allowance of $0.3 million, and $0.3 million for foreign income tax purposes with a valuation allowance of $0.1 million. These net operating loss carryforwards, if not used, will expire between 2011 and 2031. As of December 31, 2010, the Company had $2.0 million of U.S. foreign tax credit carryforwards.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for net operating loss carryforwards. In 2010, the Company recorded an increase of $0.7 million in the valuation allowance primarily related to state tax credits that will not be utilized due to net operating loss carryforwards.

At December 31, 2010, the Company had gross unrecognized tax benefits of $22.8 million, of which $18.3 million, if recognized, would impact the effective tax rate. At December 31, 2009, the Company had gross unrecognized tax benefits of $26.5 million, of which $25.6 million, if recognized, would impact the effective tax rate.

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. At December 31, 2010 and 2009, the Company reported $6.1 million and $5.5 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2010, 2009 and 2008, the Company recognized $1.9 million of expense, $0.7 million of income and $0.8 million of expense, respectively, for interest and penalties in the income statement.

The most significant tax jurisdiction for the Company is the United States. The Company files income tax returns in various state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. In 2010, the Internal Revenue Service (“IRS”) completed the examination of the Company’s U.S. income tax returns for 2006 and 2007. In 2009, the Company concluded an exam in Germany for the period 2004 through 2006. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods. Tax years in certain state and foreign jurisdictions remain subject to examination; however the uncertain tax positions related to these jurisdictions are not considered material.

During 2010, the Company added $5.4 million of tax, interest and penalties related to uncertain tax positions and reversed $8.4 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2009, the Company added $15.9 million of tax, interest and penalties related to 2009 activity for identified uncertain tax positions and reversed $4.8 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2010	2009	2008
	(In millions)

Balance at the beginning of the year	$26.5	$18.6	$22.7
Additions for tax positions related to the current year	1.2	8.8	0.9
Additions for tax positions of prior years	2.7	2.5	10.1
Reductions for tax positions of prior years	(3.5)	(1.4)	(4.2)
Reductions related to settlements with taxing authorities	(4.1)	(2.0)	(10.8)
Reductions due to statute expirations	—	—	(0.1)

Balance at the end of the year	$22.8	$26.5	$18.6

The additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain foreign activities and for research and development credits, while the reductions above reflect the settlement of an IRS audit and amended filings. At December 31, 2010, tax, interest and penalties of $19.9 million were classified as a noncurrent liability. The net decrease in uncertain tax positions for the year ended December 31, 2010 resulted in a decrease to income tax expense of $4.1 million.

15.	Retirement Plans and Other Postretirement Benefits

Retirement and Pension Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $3 million to $5 million to its worldwide defined benefit pension plans in 2011.

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

The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:

U.S. Defined Benefit Pension Plans:

	2010	2009
	(In thousands)

Change in projected benefit obligation (“PBO”):
Net projected benefit obligation at the beginning of the year	$376,907	$348,475
Service cost	2,917	3,278
Interest cost	21,489	22,395
Actuarial losses	9,578	26,620
Gross benefits paid	(24,380)	(23,861)
Plan amendments and other	(1,748)	—

Net projected benefit obligation at the end of the year	$384,763	$376,907

Change in plan assets:
Fair value of plan assets at the beginning of the year	$430,513	$354,851
Actual return on plan assets	59,520	81,150
Employer contributions	250	18,373
Gross benefits paid	(24,380)	(23,861)

Fair value of plan assets at the end of the year	$465,903	$430,513

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Defined Benefit Pension Plans:

	2010	2009
	(In thousands)

Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$110,607	$88,166
Service cost	1,004	1,238
Interest cost	6,386	5,844
Acquisitions	9,633	—
Foreign currency translation adjustment	(4,370)	9,371
Employee contributions	389	404
Actuarial losses	6,069	9,532
Gross benefits paid	(3,384)	(3,473)
Other	—	(475)

Net projected benefit obligation at the end of the year	$126,334	$110,607

Change in plan assets:
Fair value of plan assets at the beginning of the year	$112,503	$84,817
Actual return on plan assets	15,852	19,000
Employer contributions	3,305	2,754
Employee contributions	389	404
Foreign currency translation adjustment	(4,062)	9,001
Gross benefits paid	(3,384)	(3,473)
Acquisitions	1,936	—

Fair value of plan assets at the end of the year	$126,539	$112,503

The accumulated benefit obligation (“ABO”) consisted of the following at December 31:

U.S. Defined Benefit Pension Plans:

	2010	2009
	(In thousands)

Funded plans	$370,610	$359,516
Unfunded plans	4,757	4,802

Total	$375,367	$364,318

Foreign Defined Benefit Pension Plans:

	2010	2009
	(In thousands)

Funded plans	$107,506	$98,886
Unfunded plans	7,432	1,344

Total	$114,938	$100,230

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine benefit obligations at December 31:

	2010	2009

U.S. Defined Benefit Pension Plans:

Discount rate	5.60%	5.90%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:

Discount rate	5.71%	5.98%
Rate of compensation increase (where applicable)	2.97%	2.98%

The following is a summary of the fair value of plan assets for U.S. plans at December 31, 2010 and 2009. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

	December 31, 2010			December 31, 2009
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
			(In thousands)

Cash and temporary investments	$23,163	$23,163	$—	$2,936	$2,936	$—
Equity securities:
AMETEK common stock	33,822	33,822	—	25,973	25,973	—
U.S. Small cap common stocks	35,280	35,280	—	35,627	35,627	—
U.S. Large cap common stocks	71,898	46,461	25,437	57,225	33,340	23,885
Diversified common stocks — U.S.	42,135	—	42,135	40,920	—	40,920
Diversified common stocks — Global	67,575	—	67,575	63,554	42,984	20,570
Fixed-income securities and other:
U.S. Corporate and government	45,987	45,987	—	62,531	62,531	—
Global asset allocation*	99,058	60,226	38,832	81,229	50,153	31,076
Inflation related funds	46,985	17,349	29,636	41,560	16,317	25,243
Hedge funds	—	—	—	18,958	—	—

Total investments	$465,903	$262,288	$203,615	$430,513	$269,861	$141,694

*	This asset class was invested in diversified companies in all geographical regions.

Level 1 investments are valued using unadjusted, observable inputs from active markets. Equity funds and fixed income funds that are valued by the vendor using observable market inputs are considered level 2 investments. Hedge funds are considered level 3 investments as their values are determined by the sponsor using unobservable market data.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in the fair value of the U.S. plans’ level 3 investments (fair value using significant unobservable inputs):

Hedge Funds
(In thousands)

Balance, January 1, 2009	$17,410
Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	1,548
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2009	18,958

Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	—
Realized gains (losses) relating to assets sold during the year	755
Purchases, sales, issuances and settlements, net	(19,713)

Balance, December 31, 2010	$—

The expected long-term rate of return on these plan assets was 8.25% in 2010 and 2009. Equity securities included 861,300 shares of AMETEK, Inc. common stock with a market value of $33.8 million (7.3% of total plan investment assets) at December 31, 2010 and 1,018,800 shares of AMETEK, Inc. common stock with a market value of $26.0 million (6.0% of total plan investment assets) at December 31, 2009.

The objectives of the AMETEK, Inc. U.S. defined benefit plans’ investment strategy are to maximize the plans’ funded status and minimize Company contributions and plan expense. Because the goal is to optimize returns over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and fixed-income markets provide poor returns, an allocation to alternative assets may be made to improve the overall portfolio’s diversification and return potential. The Company periodically reviews its asset allocation, taking into consideration plan liabilities, plan benefit payment streams and the investment strategy of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges and is rebalanced when necessary. The target allocations for the U.S. defined benefits plans are approximately 50% equity securities, 30% fixed-income securities and 20% other securities and/or cash.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31, 2010 and 2009. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

	December 31, 2010		December 31, 2009
Asset Class	Total	Level 2	Total	Level 2
	(In thousands)

Cash	$4,336	$4,336	$3,148	$3,148
U.S. Mutual equity funds	10,141	10,141	7,758	7,758
Foreign mutual equity funds	77,260	77,260	72,513	72,513
Real estate	2,647	2,647	2,379	2,379
Mutual bond funds — Global	18,782	18,782	16,958	16,958
Life insurance	13,373	—	9,747	—

Total investments	$126,539	$113,166	$112,503	$102,756

Equity funds, real estate funds and fixed income funds that are valued by the vendor using observable market inputs are considered level 2 investments. Life insurance assets are considered level 3 investments as their values are determined by the sponsor using unobservable market data.

The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)

Balance, January 1, 2009	$8,639
Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	1,108
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2009	9,747

Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	1,690
Realized gains (losses) relating to assets sold during the year	—
Acquisitions	1,936
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2010	$13,373

The objective of AMETEK, Inc.’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, fixed-income investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform fixed-income investments over the long term. However, the trustees recognize the fact that fixed-income investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments. This asset allocation strategy will be reviewed, from time to time, in view of changes in market conditions and in the plans’ liability profile. The target allocations for the foreign defined benefit plans are approximately 75% equity securities, 10% fixed-income securities and 15% other securities, insurance or cash.

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return for U.S. plans was reduced 25 basis points to 8.0% and foreign plans are 6.96% for 2011.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:

U.S. Defined Benefit Pension Plans:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value of Assets		Fair Value of Assets
	2010	2009	2010	2009
	(In thousands)

Projected benefit obligation	$4,757	$4,802	$4,757	$4,802
Fair value of plan assets	—	—	—	—

Foreign Defined Benefit Pension Plans:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value of Assets		Fair Value of Assets
	2010	2009	2010	2009
	(In thousands)

Projected benefit obligation	$59,966	$49,561	$9,612	$1,911
Fair value of plan assets	51,040	46,049	2,057	406

The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2010	2009
	(In thousands)

Funded status asset (liability):
Fair value of plan assets	$592,442	$543,016
Projected benefit obligation	(511,097)	(487,514)

Funded status at the end of the year	$81,345	$55,502

Amounts recognized in the consolidated balance sheet consisted of:
Noncurrent asset for pension benefits (other assets)	$95,029	$63,815
Current liabilities for pension benefits	(235)	(333)
Noncurrent liability for pension benefits	(13,449)	(7,980)

Net amount recognized at the end of the year	$81,345	$55,502

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2010	2009
	(In thousands)

Net actuarial loss	$50,677	$66,848
Prior service costs	139	286
Transition asset	(18)	(13)

Total recognized	$50,798	$67,121

Other changes in pension plan assets and benefit obligations
recognized in other comprehensive income, net of taxes:	2010	2009	2008
	(In thousands)

Net actuarial (gain) loss	$(10,871)	$(18,086)	$90,580
Amortization of net actuarial (loss) gain	(4,306)	(8,079)	74
Loss recognized due to curtailment	(993)	—	(227)
Amortization of prior service costs	(149)	(85)	78
Amortization of transition asset	(4)	11	(185)

Total recognized	$(16,323)	$(26,239)	$90,320

The following table provides the components of net periodic pension benefit expense for the years ended December 31:

	2010	2009	2008
	(In thousands)

Defined benefit plans:
Service cost	$3,921	$4,517	$5,827
Interest cost	27,874	28,239	28,549
Expected return on plan assets	(41,991)	(35,711)	(41,578)
Amortization of:
Net actuarial loss (gain)	6,949	13,165	(74)
Prior service costs	83	138	200
Transition asset	(21)	(18)	(15)
Special termination benefits	—	—	35

Pension (income) expense	(3,185)	10,330	(7,056)
Pension curtailment charge	41	—	277

Total net periodic benefit (income) expense	(3,144)	10,330	(6,779)

Other plans:
Defined contribution plans	12,505	12,521	12,950
Foreign plans and other	4,442	3,977	4,406

Total other plans	16,947	16,498	17,356

Total net pension expense	$13,803	$26,828	$10,577

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2011 for the net actuarial losses and prior service costs is expected to be $4.6 million.

The following weighted average assumptions were used to determine the above net periodic pension benefit expense for the years ended December 31:

	2010	2009	2008

U.S. Defined Benefit Pension Plans:

Discount rate	5.90%	6.50%	6.25%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:

Discount rate	5.98%	6.09%	5.89%
Expected return on plan assets	6.97%	6.97%	7.00%
Rate of compensation increase (where applicable)	2.98%	2.98%	3.86%

Estimated Future Benefit Payments

The estimated future benefit payments for U.S. and foreign plans are as follows (in thousands): 2011 — $28,587; 2012 — $29,620; 2013 — $30,602; 2014 — $31,189; 2015 — $32,022; 2016 to 2020 — $173,500. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $16.9 million and $16.1 million at December 31, 2010 and 2009, respectively. Administrative expense for the plan is borne by the Company and is not significant.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Financial Instruments

The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at December 31, 2010 and 2009. Cash, cash equivalents and marketable securities are recorded at fair value at December 31, 2010 and 2009 in the accompanying consolidated balance sheet.

	Asset (Liability)
	December 31,		December 31,
	2010		2009
	Recorded	Fair	Recorded	Fair
	Amount	Value	Amount	Value
	(In thousands)

Fixed-income investments	$—	$—	$8,883	$8,883
Short-term borrowings	(95,904)	(95,904)	(4,076)	(4,076)
Long-term debt (including current portion)	(1,072,608)	(1,176,399)	(1,037,605)	(1,084,877)

The fair value of fixed-income investments is based on quoted market prices. The fair value of short-term borrowings approximates the carrying value. The Company’s long-term debt is all privately held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments. See Note 10 for long-term debt principals, interest rates and maturities.

17.	Additional Consolidated Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $1.1 million, $0.9 million and $3.9 million for 2010, 2009 and 2008, respectively. Income taxes paid in 2010, 2009 and 2008 were $95.9 million, $84.3 million and $113.4 million, respectively. Cash paid for interest was $66.8 million, $68.0 million and $59.2 million in 2010, 2009 and 2008, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Reportable Segments and Geographic Areas Information

Descriptive Information about Reportable Segments

The Company has two reportable segments, EIG and EMG. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.

EIG produces instrumentation for various electronic applications used in transportation industries, including aircraft cockpit instruments and displays, airborne electronics systems that monitor and record flight and engine data, and pressure, temperature, flow and liquid-level sensors for commercial airlines and aircraft and jet engine manufacturers. EIG also produces analytical instrumentation for the laboratory and research markets, as well as instruments for food service equipment, measurement and monitoring instrumentation for various process industries and instruments and complete instrument panels for heavy trucks, and heavy construction and agricultural vehicles. EIG also manufactures ultraprecise measurement instrumentation, as well as thermoplastic compounds for automotive, appliance and telecommunications applications.

EMG produces brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. EMG also produces high-purity metal powders and alloys in powder, strip and wire form for electronic components, aircraft and automotive products, as well as heat exchangers and thermal management subsystems. EMG also supplies hermetically sealed (moisture-proof) connectors, terminals and headers. These electromechanical devices are used in aerospace, defense and other industrial applications. Additionally, EMG produces air-moving electric motors and motor-blower systems for manufacturers of floorcare appliances and outdoor power equipment. Sales of floorcare and specialty motors represented 10.3% in 2010, 10.8% in 2009 and 12.1% in 2008 of the Company’s consolidated net sales.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2010	2009	2008
	(In thousands)

Net sales*:
Electronic Instruments	$1,324,113	$1,146,578	$1,402,653
Electromechanical	1,146,839	951,777	1,128,482

Consolidated net sales	$2,470,952	$2,098,355	$2,531,135

Operating income and income before income taxes:
Segment operating income**:
Electronic Instruments	$316,184	$232,875	$306,764
Electromechanical	210,397	166,582	175,181

Total segment operating income	526,581	399,457	481,945
Corporate administrative and other expenses	(44,423)	(33,407)	(49,291)

Consolidated operating income	482,158	366,050	432,654
Interest and other expenses, net	(75,908)	(71,417)	(66,438)

Consolidated income before income taxes	$406,250	$294,633	$366,216

Assets:
Electronic Instruments	$1,959,586	$1,535,646
Electromechanical	1,753,041	1,357,219

Total segment assets	3,712,627	2,892,865
Corporate	106,288	353,167

Consolidated assets	$3,818,915	$3,246,032

Additions to property, plant and equipment***:
Electronic Instruments	$31,496	$22,220	$25,860
Electromechanical	26,690	16,668	52,231

Total segment additions to property, plant and equipment	58,186	38,888	78,091
Corporate	3,240	2,161	4,650

Consolidated additions to property, plant and equipment	$61,426	$41,049	$82,741

Depreciation and amortization:
Electronic Instruments	$32,893	$32,635	$30,569
Electromechanical	38,524	32,444	32,460

Total segment depreciation and amortization	71,417	65,079	63,029
Corporate	1,479	421	232

Consolidated depreciation and amortization	$72,896	$65,500	$63,261

*	After elimination of intra- and inter-segment sales, which are not significant in amount.

**	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

***	Includes $22.2 million in 2010, $8.0 million in 2009 and $38.5 million in 2008 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for the years ended December 31, 2010, 2009 and 2008 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2010	2009	2008
	(In thousands)

Net sales:
United States	$1,259,608	$1,066,644	$1,305,594

International*:
United Kingdom	174,980	170,229	167,891
European Union countries	362,463	339,328	394,937
Asia	405,200	308,805	373,477
Other foreign countries	268,701	213,349	289,236

Total international	1,211,344	1,031,711	1,225,541

Total consolidated	$2,470,952	$2,098,355	$2,531,135

Long-lived assets from continuing operations (excluding intangible assets):
United States	$206,869	$190,737

International**:
United Kingdom	34,031	38,375
European Union countries	54,815	60,973
Asia	8,862	8,905
Other foreign countries	13,549	11,063

Total international	111,257	119,316

Total consolidated	$318,126	$310,053

*	Includes U.S. export sales of $564.5 million in 2010, $414.1 million in 2009 and $478.5 million in 2008.

**	Represents long-lived assets of foreign-based operations only.

19.	Guarantees

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. At December 31, 2010, the maximum amount of future payment obligations relative to these various guarantees was $59.3 million and the outstanding liability under certain of those guarantees was $5.9 million.

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

Changes in the accrued product warranty obligation were as follows at December 31:

	2010	2009
	(In thousands)

Balance at the beginning of the year	$16,035	$16,068
Accruals for warranties issued during the year	10,616	8,236
Settlements made during the year	(9,691)	(11,095)
Changes in liability for pre-existing warranties, including expirations during the year	(262)	277
Warranty accruals related to new businesses	1,649	2,549

Balance at the end of the year	$18,347	$16,035

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

20.	Contingencies

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2010, the Company is named a Potentially Responsible Party (“PRP”) at 16 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In ten of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2010 and 2009 were $31.3 million and $27.0 million, respectively, for both non-owned and owned sites. In 2010, the Company recorded $6.4 million in reserves, related primarily to a 2010 business acquisition. These reserves relate to the estimated costs to remediate known environmental issues at an owned site associated with the acquired business. Additionally, the Company spent $2.1 million on environmental matters in 2010. The Company’s reserves for environmental liabilities at December 31, 2010 and 2009 include reserves of $18.9 million and $19.2 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2010, the Company had $14.2 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

The Company has agreements with other former owners of certain of its acquired businesses, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of these other parties also carry insurance coverage for some environmental matters. To date, these parties have met their obligations in all material respects; however, one of these companies filed for bankruptcy liquidation in 2007 and, as a result, the Company is performing investigation and remediation of a formerly owned site under a Stipulation and Settlement Agreement.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

21.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share amounts)

2010
Net sales	$556,662	$591,941	$644,374	$677,975	$2,470,952
Operating income	$102,446	$115,595	$128,593	$135,524	$482,158
Net income	$57,945	$67,391	$77,357	$81,239	$283,932
Basic earnings per share(a)(b)	$0.36	$0.43	$0.49	$0.51	$1.79
Diluted earnings per share(a)(b)	$0.36	$0.42	$0.48	$0.50	$1.76
Dividends paid per share(a)	$0.04	$0.04	$0.04	$0.06	$0.18
2009
Net sales	$552,866	$524,929	$497,060	$523,500	$2,098,355
Operating income	$106,202	$93,180	$77,475	$89,193	$366,050
Net income	$59,055	$51,813	$43,018	$51,884	$205,770
Basic earnings per share(a)(b)	$0.37	$0.32	$0.27	$0.32	$1.28
Diluted earnings per share(a)(b)	$0.37	$0.32	$0.27	$0.32	$1.27
Dividends paid per share(a)	$0.04	$0.04	$0.04	$0.04	$0.16

(a)	Per share amounts have been adjusted to reflect a three-for-two stock split paid to stockholders on December 21, 2010. See Note 2.

(b)	The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2010. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control over Financial Reporting

Management’s report on the Company’s internal controls over financial reporting is included on page 37. The report of the independent registered public accounting firm with respect to the effectiveness of internal control over financial reporting is included on page 38.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Financial Statement Schedules

(1) Financial Statements:

Financial statements are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(3) Exhibits

Exhibits are shown in the index included in Part IV, Item 15(3) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETEK, Inc.

By:	/s/ Frank S. Hermance
Frank S. Hermance, Chairman of the Board,
Chief Executive Officer and Director

Date: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frank S. Hermance Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ John J. Molinelli John J. Molinelli	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ Robert R. Mandos, Jr. Robert R. Mandos, Jr.	Senior Vice President and Comptroller (Principal Accounting Officer)	February 24, 2011

/s/ Anthony J. Conti Anthony J. Conti	Director	February 24, 2011

/s/ Sheldon S. Gordon Sheldon S. Gordon	Director	February 24, 2011

/s/ Charles D. Klein Charles D. Klein	Director	February 24, 2011

/s/ Steven W. Kohlhagen Steven W. Kohlhagen	Director	February 24, 2011

/s/ James R. Malone James R. Malone	Director	February 24, 2011

/s/ David P. Steinmann David P. Steinmann	Director	February 24, 2011

/s/ Elizabeth R. Varet Elizabeth R. Varet	Director	February 24, 2011

/s/ Dennis K. Williams Dennis K. Williams	Director	February 24, 2011

Index to Exhibits

Item 15(3)

Exhibit
Number	Description	Incorporated Herein by Reference to

3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated April 24, 2007.	Exhibit 3.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
3.2	By-Laws of AMETEK, Inc. as amended to and including April 29, 2010.	Exhibit 3.1 to Form 10-Q, dated May 5, 2010, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 2007, between the Company and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated June 2, 2007, SEC File No. 1-12981.
4.2	Indenture, dated as of July 17, 1998, between AMETEK, Inc., as Issuer, and Chase Manhattan Trust Company, National Association, as Trustee relating to the Notes, dated July 17, 1998.	Exhibit 4.1 to Form 10-Q dated June 30, 1998, SEC File No. 1-12981.
4.3	AMETEK, Inc. 2007 Omnibus Incentive Plan, dated as of April 24, 2007.	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.
10.1	Amended and restated AMETEK, Inc. Retirement Plan for Directors, dated as of October 24, 2007.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.2	Amended and restated AMETEK, Inc. Deferred Compensation Plan dated October 24, 2007.*	Exhibit 10.6 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.3	Amended and restated Supplemental Senior Executive Death Benefit Plan, dated as of July 25, 2007 (the “Senior Executive Plan”).*	Exhibit 10.1 to Form 10-Q, dated September 30, 2007, SEC File No. 1-12981.
10.4	Amended and restated AMETEK, Inc. 2004 Executive Death Benefit Plan dated as of July 25, 2007.	Exhibit 10.2 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.5	Amended and restated AMETEK, Inc. Death Benefit Program for Directors dated as of October 24, 2007.*	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.6	Form of amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.7	Amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.8 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.8	The AMETEK Retirement and Savings Plan, as restated and amended to January 1, 2002 (the “Savings Plan”).*	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-12981.
10.9	Amendment No. 1 to the Savings Plan.*	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-12981.
10.10	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit (10) (ww) to 1989 Form 10-K, SEC File No. 1-168.

Exhibit
Number	Description	Incorporated Herein by Reference to

10.11	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.
10.12	Amended and restated Supplemental Executive Retirement Plan dated as of October 24, 2007.	Exhibit 10.5 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.13	The 1997 Stock Incentive Plan of AMETEK, Inc. (the “1997 Plan”).*	Exhibit 10.31 to 1997 Form 10-K, SEC File No. 1-12981.
10.14	Amendment No. 1 to the 1997 Plan.*	Exhibit 10.35 to 1999 Form 10-K, SEC File No. 1-12981.
10.15	Amendment No. 2 to the 1997 Plan.*	Exhibit 10.36 to 1999 Form 10-K, SEC File No. 1-12981.
10.16	Amendment No. 3 to the 1997 Plan.*	Exhibit 10.2 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.17	Amendment No. 4 to the 1997 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.18	Amendment No. 5 to the 1997 Plan.*	Exhibit 10.4 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.19	1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.20	Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.21	Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.22	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.23	Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.24	Amendment No. 5 to the 1999 Plan.*	Exhibit 10.5 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.25	Amendment No. 6 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.26	Amendment No. 7 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.27	2002 Stock Incentive Plan amended and restated as of April 25, 2005.*	Exhibit 10.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
10.28	Form of amended and restated Restricted Stock Agreement between the Company and certain executives of the Company, dated October 24, 2007.*	Exhibit 10.9 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.29	Amended and restated Receivables Sale Agreement dated as of May 31, 2007.	Exhibit 10.2 to Form 10-Q dated June 30, 2007, SEC File No. 1-12981.
10.30	Second Amended and restated Receivables Sale Agreement dated as of May 29, 2008.	Exhibit 10.1 to Form 10-Q dated June 30, 2008, SEC File No. 1-12981.

Exhibit
Number		Description	Incorporated Herein by Reference to

10.31		Credit Agreement dated as of September 17, 2001 and amended and restated as of October 6, 2006, among the Company, Various Lending Institutions, Bank of America, N.A., PNC Bank N.A., Suntrust Bank and Wachovia Bank, N.A., as Syndication Agents, and JP Morgan Chase Bank, N.A., as Administrative Agent (the “Revolving Credit Agreement”).	Exhibit 10.1 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.32		First Amendment to Revolving Credit Agreement, dated as of June 29, 2007.	Exhibit 10.1 to Form 10-Q dated June 30, 2007, SEC File No. 1-12981.
10.33		Note Purchase Agreement, dated as of August 30, 2007.	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.
10.34		Note Purchase Agreement, dated as of September 17, 2008.	Exhibit 10.1 to Form 8-K dated September 19, 2008, SEC File No. 1-12981.
12		Statement regarding computation of ratio of earnings to fixed charges.**
21		Subsidiaries of the Registrant.**
23		Consent of Independent Registered Public Accounting Firm.**
31.1		Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2		Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1		Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2		Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

**	Filed with electronic submission.