Form 10-Q
period 2011-03-31
AMETEK INC/
filed 2011-05-05
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number 1-12981
AMETEK, Inc.
(Exact name of registrant as specified in its charter)

Delaware	14-1682544
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 Cassatt Road
P.O. Box 1764
Berwyn, Pennsylvania	19312-1177
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 28, 2011 was 160,818,317 shares.

AMETEK, Inc.
Form 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Income for the three months ended March 31, 2011 and 2010	3
Consolidated Balance Sheet at March 31, 2011 and December 31, 2010	4
Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011 and 2010	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 6. Exhibits	19

SIGNATURES	20
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$717,783	$556,662

Operating expenses:
Cost of sales, excluding depreciation	472,804	375,724
Selling, general and administrative	81,492	67,543
Depreciation	11,467	10,949

Total operating expenses	565,763	454,216

Operating income	152,020	102,446
Other expenses:
Interest expense	(17,150)	(16,754)
Other, net	(1,485)	(515)

Income before income taxes	133,385	85,177
Provision for income taxes	42,950	27,232

Net income	$90,435	$57,945

Basic earnings per share	$0.57	$0.36

Diluted earnings per share	$0.56	$0.36

Weighted average common shares outstanding:
Basic shares	159,728	159,928

Diluted shares	162,186	161,355

Dividends declared and paid per share	$0.06	$0.04

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,009	$163,208
Marketable securities	6,665	5,645
Receivables, less allowance for possible losses	434,517	399,913
Inventories	351,424	335,253
Deferred income taxes	32,868	27,106
Other current assets	42,343	43,367

Total current assets	1,022,826	974,492

Property, plant and equipment, net	317,635	318,126
Goodwill	1,591,779	1,573,645
Other intangibles, net of accumulated amortization	760,966	761,556
Investments and other assets	200,092	191,096

Total assets	$3,893,298	$3,818,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$2,652	$97,152
Accounts payable	261,579	236,600
Income taxes payable	61,340	39,026
Accrued liabilities	165,452	178,081

Total current liabilities	491,023	550,859

Long-term debt	1,080,696	1,071,360
Deferred income taxes	320,326	311,466
Other long-term liabilities	119,034	110,026

Total liabilities	2,011,079	2,043,711

Stockholders’ equity:
Common stock	1,682	1,681
Capital in excess of par value	271,221	263,290
Retained earnings	1,836,529	1,755,742
Accumulated other comprehensive loss	(73,661)	(91,958)
Treasury stock	(153,552)	(153,551)

Total stockholders’ equity	1,882,219	1,775,204

Total liabilities and stockholders’ equity	$3,893,298	$3,818,915

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash provided by (used for):
Operating activities:
Net income	$90,435	$57,945
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	19,854	16,787
Deferred income tax expense	2,869	3,862
Share-based compensation expense	4,332	3,601
Net change in assets and liabilities, net of acquisitions	(13,240)	10,053
Pension contribution and other	(610)	(385)

Total operating activities	103,640	91,863

Investing activities:
Additions to property, plant and equipment	(10,371)	(5,811)
Purchases of businesses, net of cash acquired and other	(3,166)	(3,225)

Total investing activities	(13,537)	(9,036)

Financing activities:
Net change in short-term borrowings	(94,499)	(797)
Reduction in long-term borrowings	(627)	—
Repurchases of common stock	—	(67,345)
Cash dividends paid	(9,559)	(6,348)
Excess tax benefits from share-based payments	970	1,584
Proceeds from employee stock plans	2,316	2,486

Total financing activities	(101,399)	(70,420)

Effect of exchange rate changes on cash and cash equivalents	3,097	(3,131)

(Decrease) increase in cash and cash equivalents	(8,199)	9,276

Cash and cash equivalents:
As of January 1	163,208	246,356

As of March 31	$155,009	$255,632

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2011, the consolidated results of its operations and its cash flows for the three months ended March 31, 2011 and 2010 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.
2. Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides amendments that clarify existing disclosures and require new disclosures related to fair value measurements, providing greater disaggregated information on each class of assets and liabilities and more robust disclosures on transfers between levels 1 and 2, and activity in level 3 fair value measurements. The Company adopted the applicable provisions within ASU 2010-06 effective January 1, 2010. The Company adopted the level 3 disclosure requirements of ASU 2010-06 that are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years as of January 1, 2011. See Note 5. The adoption of ASU 2010-06 did not have a significant impact on the Company’s fair value disclosures.
     In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 establishes criteria for a milestone to be considered substantive and allows revenue recognition when the milestone is achieved in research or development arrangements. In addition, it requires disclosure of certain information with respect to arrangements that contain milestones. ASU 2010-17 was effective on January 1, 2011 for the Company and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.
     In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (“ASU 2010-29”). ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma disclosure requirement for business combinations. ASU 2010-29 requires disclosure of pro forma revenue and earnings for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period for both the current and any comparable periods reported. The Company adopted the disclosure requirements of ASU 2010-29 effective January 1, 2011.
3. Earnings Per Share
     The calculation of basic earnings per share is based on the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding common stock options and restricted stock grants). The number of weighted average shares used in the calculation of basic earnings per share and diluted earnings per share was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Weighted average shares:
Basic shares	159,728	159,928
Stock option and award plans	2,458	1,427

Diluted shares	162,186	161,355

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
4. Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income	$90,435	$57,945
Foreign currency translation adjustment	14,496	(29,107)
Foreign currency net investment hedge*	3,695	(4,393)
Other	106	233

Total comprehensive income	$108,732	$24,678

*	Represents the net gains and losses on the Company’s investment in certain foreign operations in excess of the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
5. Fair Value Measurements
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
     At March 31, 2011, $1.8 million of the Company’s marketable securities are valued as level 1 investments. In addition, the Company held $4.9 million of marketable securities in an institutional diversified equity securities mutual fund. These securities are valued as level 2 investments. The marketable securities are shown as a separate line on the consolidated balance sheet. For the three months ended March 31, 2011, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2011.
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
March 31, 2011
(Unaudited)
6. Hedging Activities
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
     At March 31, 2011, the Company had $192.5 million of British-pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2008, 2006, 2004 and 2003. At March 31, 2011, the Company had $70.9 million of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British-pound- and Euro-denominated loans being designated and effective as net investment hedges, $9.3 million of currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income at March 31, 2011.
7. Inventories

	March 31,	December 31,
	2011	2010
	(In thousands)
Finished goods and parts	$53,229	$46,953
Work in process	73,388	73,556
Raw materials and purchased parts	224,807	214,744

Total inventories	$351,424	$335,253

8. Goodwill
     The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
		(In millions)
Balance at December 31, 2010	$864.4	$709.2	$1,573.6
Purchase price allocation adjustments and other	2.9	(0.6)	2.3
Foreign currency translation adjustments	11.7	4.2	15.9

Balance at March 31, 2011	$879.0	$712.8	$1,591.8

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
9. Income Taxes
     At March 31, 2011, the Company had gross unrecognized tax benefits of $25.8 million, of which $21.2 million, if recognized, would impact the effective tax rate.
     The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2010	$22.8
Additions for tax positions	4.1
Reductions for tax positions	(1.1)

Balance at March 31, 2011	$25.8

     The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2011 and 2010 were not significant.
10. Financial Instruments
     The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at March 31, 2011 and December 31, 2010. Cash, cash equivalents and marketable securities are recorded at fair value at March 31, 2011 and December 31, 2010 in the accompanying consolidated balance sheet.

	Asset (Liability)
	March 31, 2011		December 31, 2010
	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Short-term borrowings	$—	$—	$(95,904)	$(95,904)
Long-term debt (including current portion)	(1,083,348)	(1,174,654)	(1,072,608)	(1,176,399)
     The fair value of short-term borrowings approximates the carrying value. The Company’s long-term debt is all privately held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
11. Share-Based Compensation
     Total share-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Stock option expense	$1,831	$1,638
Restricted stock expense	2,501	1,963

Total pre-tax expense	4,332	3,601
Related tax benefit	(1,389)	(1,007)

Reduction of net income	$2,943	$2,594

     Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.
Subsequent Event
     Restricted stock awards are subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On April 6, 2011, 509,709 shares of restricted stock, which were granted on April 23, 2009, vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $5.2 million ($3.6 million net after-tax charge) for the three months ending June 30, 2011.
12. Retirement and Pension Plans
     The components of net periodic pension benefit expense were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Defined benefit plans:
Service cost	$1,088	$1,186
Interest cost	7,067	6,897
Expected return on plan assets	(11,266)	(10,219)
Amortization of net actuarial loss and other	1,138	1,993

Pension income	(1,973)	(143)

Other plans:
Defined contribution plans	4,070	3,056
Foreign plans and other	1,173	1,057

Total other plans	5,243	4,113

Total net pension expense	$3,270	$3,970

     For the three months ended March 31, 2011 and 2010, contributions to our defined benefit pension plans were not significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
13. Product Warranties
     The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.
     Changes in the accrued product warranty obligation were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Balance at the beginning of the period	$18,347	$16,035
Accruals for warranties issued during the period	3,569	2,723
Settlements made during the period	(2,748)	(2,732)
Warranty accruals related to new businesses and other	278	(350)

Balance at the end of the period	$19,446	$15,676

     Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.
14. Contingencies
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
Environmental Matters
     Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2011, the Company is named a Potentially Responsible Party (“PRP”) at 16 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In ten of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. In the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
     Total environmental reserves at March 31, 2011 and December 31, 2010 were $31.2 million and $31.3 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2011, the Company recorded $1.0 million in additional reserves. Additionally, the Company spent $1.1 million on environmental matters for the three months ended March 31, 2011. The Company’s reserves for environmental liabilities at March 31, 2011 and December 31, 2010 include reserves of $19.5 million and $18.9 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At March 31, 2011, the Company had $14.8 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.
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
15. Reportable Segments
     The Company has two reportable segments, Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”). The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.
     At March 31, 2011, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2010, nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three months ended March 31, 2011 and 2010 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
16. Fourth Quarter of 2008 Restructuring Charges and Asset Write-Downs
     During the fourth quarter of 2008, the Company recorded pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.17 per diluted share). These charges included restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). The charges included $30.1 million for severance costs for more than 10% of the Company’s workforce and $1.5 million for lease termination costs associated with the closure of certain facilities. Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in Selling, general and administrative expenses. The restructuring charges and asset write-downs were reported in 2008 segment operating income as follows: $20.4 million in EIG, $19.4 million in EMG and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company in 2008 as part of cost reduction initiatives that were broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs resulted from the consolidation of manufacturing facilities, the migration of production to low-cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses.
     The following table provides a rollforward of the remaining accruals established in the fourth quarter of 2008 for restructuring charges and asset write-downs:

	Restructuring
		Facility
	Severance	Closures	Total
	(In millions)
Restructuring accruals at December 31, 2010	$6.6	$0.3	$6.9
Utilization	(0.9)	(0.1)	(1.0)
Foreign currency translation and other	0.2	0.1	0.3

Restructuring accruals at March 31, 2011	$5.9	$0.3	$6.2

17. Subsequent Event
     In April 2011, the Company acquired Avicenna Technology, Inc. (“Avicenna”), a privately held supplier of custom, fine-featured components used in the medical device industry with estimated annual sales of approximately $25 million. Avicenna provides the Company with additional expertise in producing fine-featured catheter and other medical components for leads, guide wires and custom medical assemblies. Avicenna complements the Company’s medical device market businesses and is an excellent fit with its Technical Services for Electronics business, which was acquired in 2010. The combination of these two businesses positions AMETEK as the only medical interconnects provider with integrated capabilities for the catheter, cardiac and neurostimulation markets. Avicenna will join AMETEK’s Electromechanical Group.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net sales(1):
Electronic Instruments	$388,842	$298,664
Electromechanical	328,941	257,998

Consolidated net sales	$717,783	$556,662

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$99,960	$69,066
Electromechanical	62,926	43,364

Total segment operating income	162,886	112,430
Corporate administrative and other expenses	(10,866)	(9,984)

Consolidated operating income	152,020	102,446
Interest and other expenses, net	(18,635)	(17,269)

Consolidated income before income taxes	$133,385	$85,177

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Results of operations for the first quarter of 2011 compared with the first quarter of 2010
     For the quarter ended March 31, 2011, the Company established records for orders, sales, operating income, operating income margins, net income and diluted earnings per share. The Company achieved these results from strong internal growth in both the Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”), as well as contributions from the acquisitions of Technical Services for Electronics (“TSE”) in June 2010, Haydon Enterprises in July 2010 and Atlas Material Testing Technology LLC in November 2010, as well as the small acquisitions of Imago Scientific Instruments in April 2010 and American Reliance’s Power Division in August 2010. As a result of the first quarter of 2011 records, in particular orders, the Company expects operating results throughout the remainder of 2011 to show continued strength compared to 2010.
     Net sales for the first quarter of 2011 were $717.8 million, an increase of $161.1 million or 28.9% when compared with net sales of $556.7 million for the first quarter of 2010. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for the first quarter of 2011 was driven by strong internal sales growth of approximately 18%, with no impact from foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.
     Total international sales for the first quarter of 2011 were $361.4 million or 50.3% of consolidated net sales, an increase of $75.5 million or 26.4% when compared with international sales of $285.9 million or 51.4% of consolidated net sales for the first quarter of 2010. The $75.5 million increase in international sales resulted from higher sales growth noted above, as well as continued expansion into Asia, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain a strong international sales presence in Europe and Asia.

Results of Operations (continued)
     New orders for the first quarter of 2011 were $798.7 million, an increase of $216.4 million or 37.2% when compared with $582.3 million for the first quarter of 2010. For the first quarter of 2011, internal growth was approximately 22%, excluding a 3% favorable effect of foreign currency translation, driven by the differentiated businesses of both EIG and EMG, with the acquisitions mentioned above accounting for the remainder of the increase. As a result, the Company’s backlog of unfilled orders at March 31, 2011 was a record at $909.7 million, an increase of $80.9 million or 9.8% when compared with $828.8 million at December 31, 2010.
     Segment operating income for the first quarter of 2011 was $162.9 million, an increase of $50.5 million or 44.9% when compared with segment operating income of $112.4 million for the first quarter of 2010. Segment operating income, as a percentage of sales, increased to 22.7% for the first quarter of 2011 from 20.2% for the first quarter of 2010. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.
     Selling, general and administrative (“SG&A”) expenses for the first quarter of 2011 were $81.5 million, an increase of $14.0 million or 20.7% when compared with $67.5 million for the first quarter of 2010. As a percentage of sales, SG&A expenses were 11.4% for the first quarter of 2011, compared with 12.1% for the first quarter of 2010. Selling expense increased $13.1 million or 22.7% for the first quarter of 2011 driven by the increase in sales noted above. Selling expenses, as a percentage of sales, decreased to 9.9% for the first quarter of 2011, compared with 10.4% for the first quarter of 2010. Base business selling expense increased approximately 12.5% for the first quarter of 2011, which was well below the first quarter of 2011 internal sales growth of 18%.
     Corporate administrative expenses for the first quarter of 2011 were $10.8 million, an increase of $0.9 million or 9.1% when compared with $9.9 million for the first quarter of 2010. The increase in corporate administrative expenses was primarily driven by higher compensation-related expenses. As a percentage of sales, corporate administrative expenses were 1.5% for the first quarter of 2011, compared with 1.8% for the first quarter of 2010.
     Consolidated operating income was $152.0 million or 21.2% of sales for the first quarter of 2011, an increase of $49.6 million or 48.4% when compared with $102.4 million or 18.4% of sales for the first quarter of 2010.
     Interest expense was $17.2 million for the first quarter of 2011, an increase of $0.4 million or 2.4% when compared with $16.8 million for the first quarter of 2010. The increase was primarily due to the impact of the issuance of an 80 million British pound senior note in the third quarter of 2010, partially offset by the repayment of a 50 million British pound senior note in the third quarter of 2010.
     Net income for the first quarter of 2011 was $90.4 million, an increase of $32.5 million or 56.1% when compared with $57.9 million for the first quarter of 2010. Diluted earnings per share for the first quarter of 2011 was $0.56, an increase of $0.20 or 55.6% when compared with $0.36 per diluted share for the first quarter of 2010.

Results of Operations (continued)
Segment Results
     EIG’s sales totaled $388.8 million for the first quarter of 2011, an increase of $90.1 million or 30.2% when compared with $298.7 million for the first quarter of 2010. The sales increase was due to internal growth of approximately 22%, with no impact from foreign currency translation, and was driven primarily by increases in EIG’s process, power and industrial businesses. The acquisition of Atlas primarily accounted for the remainder of the sales increase.
     EIG’s operating income was $100.0 million for the first quarter of 2011, an increase of $30.9 million or 44.7% when compared with $69.1 million for the first quarter of 2010. EIG’s operating margins were 25.7% of sales for the first quarter of 2011 compared with 23.1% of sales for the first quarter of 2010. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.
     EMG’s sales totaled $328.9 million for the first quarter of 2011, an increase of $70.9 million or 27.5% from $258.0 million for the first quarter of 2010. The sales increase was due to internal growth of approximately 13%, with no impact from foreign currency translation, and was driven by increases in EMG’s differentiated businesses. The acquisitions of TSE and Haydon Enterprises accounted for the remainder of the sales increase.
     EMG’s operating income was $62.9 million for the first quarter of 2011, an increase of $19.5 million or 44.9% when compared with $43.4 million for the first quarter of 2010. EMG’s operating margins were 19.1% of sales for the first quarter of 2011 compared with 16.8% of sales for the first quarter of 2010. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s increase in sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $103.6 million for the first quarter of 2011, an increase of $11.7 million or 12.7% when compared with $91.9 million for the first quarter of 2010. The increase in cash provided by operating activities was primarily due to the $32.5 million increase in net income, partially offset by higher overall operating working capital levels necessary to grow the Company’s businesses. Free cash flow (cash flow provided by operating activities less capital expenditures) was $93.3 million for the first quarter of 2011, compared to $86.1 million for the first quarter of 2010. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $170.2 million for the first quarter of 2011, compared with $118.5 million for the first quarter of 2010. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
     Cash used for investing activities totaled $13.5 million for the first quarter of 2011, compared with $9.0 million for the first quarter of 2010. Additions to property, plant and equipment totaled $10.4 million for the first quarter of 2011, compared with $5.8 million for the first quarter of 2010. For the first quarter of 2010, the Company paid $3.1 million for one small business acquisition, net of cash received.
     Cash used for financing activities totaled $101.4 million for the first quarter of 2011, compared with $70.4 million for the first quarter of 2010. The change in financing cash flow was primarily the result of the net total borrowings decrease of $95.1 million for the first quarter of 2011, compared with a net total borrowings decrease of $0.8 million for the first quarter of 2010. In the first quarter of 2010, the Company repurchased 2.7 million shares of the Company’s common stock for $67.3 million. No shares were repurchased for the first three months of 2011.
     At March 31, 2011, total debt outstanding was $1,083.3 million, compared with $1,168.5 million at December 31, 2010, with no significant maturities until 2012. The debt-to-capital ratio was 36.5% at March 31, 2011, compared with 39.7% at December 31, 2010. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 33.0% at March 31, 2011, compared with 36.2% at December 31, 2010. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     As a result of all of the Company’s cash flow activities for the first quarter of 2011, cash and cash equivalents at March 31, 2011 totaled $155.0 million, compared with $163.2 million at December 31, 2010. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of March 31, 2011.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 5, 2011