Form 10-Q
period 2011-06-30
AMETEK INC/
filed 2011-08-04
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 28, 2011 was 161,478,317 shares.

AMETEK, Inc.
Form 10-Q

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010	3
Consolidated Balance Sheet at June 30, 2011 and December 31, 2010	4
Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6. Exhibits	24

SIGNATURES	25
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$758,834	$591,941	$1,476,617	$1,148,603

Operating expenses:
Cost of sales, excluding depreciation	499,956	395,499	972,760	771,223
Selling, general and administrative	89,685	69,849	171,177	137,392
Depreciation	12,238	10,998	23,705	21,947

Total operating expenses	601,879	476,346	1,167,642	930,562

Operating income	156,955	115,595	308,975	218,041
Other expenses:
Interest expense	(17,339)	(16,730)	(34,489)	(33,484)
Other, net	(2,381)	(1,621)	(3,866)	(2,136)

Income before income taxes	137,235	97,244	270,620	182,421
Provision for income taxes	43,091	29,853	86,041	57,085

Net income	$94,144	$67,391	$184,579	$125,336

Basic earnings per share	$0.59	$0.43	$1.15	$0.79

Diluted earnings per share	$0.58	$0.42	$1.14	$0.78

Weighted average common shares outstanding:
Basic shares	160,406	158,501	160,067	159,214

Diluted shares	162,215	160,003	162,200	160,679

Dividends declared and paid per share	$0.06	$0.04	$0.12	$0.08

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$196,593	$163,208
Marketable securities	6,517	5,645
Receivables, less allowance for possible losses	439,865	399,913
Inventories	364,317	335,253
Deferred income taxes	34,203	27,106
Other current assets	41,637	43,367

Total current assets	1,083,132	974,492

Property, plant and equipment, net	331,614	318,126
Goodwill	1,712,781	1,573,645
Other intangibles, net of accumulated amortization	826,720	761,556
Investments and other assets	200,527	191,096

Total assets	$4,154,774	$3,818,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$127,713	$97,152
Accounts payable	266,709	236,600
Income taxes payable	32,154	39,026
Accrued liabilities	175,319	178,081

Total current liabilities	601,895	550,859

Long-term debt	1,083,284	1,071,360
Deferred income taxes	361,726	311,466
Other long-term liabilities	122,226	110,026

Total liabilities	2,169,131	2,043,711

Stockholders’ equity:
Common stock	1,685	1,681
Capital in excess of par value	295,532	263,290
Retained earnings	1,921,008	1,755,742
Accumulated other comprehensive loss	(66,543)	(91,958)
Treasury stock	(166,039)	(153,551)

Total stockholders’ equity	1,985,643	1,775,204

Total liabilities and stockholders’ equity	$4,154,774	$3,818,915

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash provided by (used for):
Operating activities:
Net income	$184,579	$125,336
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	41,260	33,660
Deferred income tax expense	4,995	3,222
Share-based compensation expense	14,275	7,996
Net change in assets and liabilities, net of acquisitions	(25,074)	11,679
Pension contribution and other	(1,240)	(1,511)

Total operating activities	218,795	180,382

Investing activities:
Additions to property, plant and equipment	(20,559)	(12,688)
Purchases of businesses, net of cash acquired	(182,506)	(92,653)
Other	(2,959)	4,020

Total investing activities	(206,024)	(101,321)

Financing activities:
Net change in short-term borrowings	30,561	(2,949)
Reduction in long-term borrowings	(627)	—
Repurchases of common stock	(11,344)	(78,609)
Cash dividends paid	(19,165)	(12,672)
Excess tax benefits from share-based payments	8,849	2,587
Proceeds from employee stock plans	7,381	4,933

Total financing activities	15,655	(86,710)

Effect of exchange rate changes on cash and cash equivalents	4,959	(7,914)

Increase (decrease) in cash and cash equivalents	33,385	(15,563)

Cash and cash equivalents:
As of January 1	163,208	246,356

As of June 30	$196,593	$230,793

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
1. Basis of Presentation
     The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2011, the consolidated results of its operations for the three and six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.
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
     In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (“ASU 2010-29”). ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma disclosure requirement for business combinations. ASU 2010-29 requires disclosure of pro forma revenue and earnings for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period for both the current and any comparable periods reported. The Company adopted the disclosure requirements of ASU 2010-29 effective January 1, 2011. See Note 8.
     In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). The Company is currently evaluating the impact of adopting the disclosure requirements of ASU 2011-04 that are effective for fiscal years beginning after December 15, 2011.
     In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. These amendments do not change the items that must be reported in other comprehensive income. The Company is currently evaluating the impact of adopting ASU 2011-05 that is effective for fiscal years beginning after December 15, 2011.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Weighted average shares:
Basic shares	160,406	158,501	160,067	159,214
Equity-based compensation plans	1,809	1,502	2,133	1,465

Diluted shares	162,215	160,003	162,200	160,679

4. Comprehensive Income
     Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$94,144	$67,391	$184,579	$125,336
Foreign currency translation adjustment	6,534	(26,833)	21,030	(55,940)
Foreign currency net investment hedge*	652	(3,153)	4,347	(7,546)
Other	(68)	(364)	38	(131)

Total comprehensive income	$101,262	$37,041	$209,994	$61,719

*	Represents the net gains and losses on the Company’s investment in certain foreign operations in excess of the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.
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
     At June 30, 2011, $1.7 million of the Company’s marketable securities are valued as level 1 investments. In addition, the Company held $4.8 million of marketable securities in an institutional diversified equity securities mutual fund. These securities are valued as level 2 investments. The marketable securities are shown as a separate line on the consolidated balance sheet. For the six months ended June 30, 2011, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the six months ended June 30, 2011.
     Fair value of the institutional equity securities mutual fund was estimated using the net asset value of the Company’s ownership interests in the fund’s capital. The mutual fund seeks to provide long-term growth of capital by investing primarily in equity securities traded on U.S. exchanges and issued by large, established companies across many business sectors. There are no restrictions on the Company’s ability to redeem these equity securities investments.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
6. Hedging Activities
     The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. These net investment hedges are the Company’s British-pound-denominated long-term debt and Euro-denominated long-term debt, pertaining to certain European acquisitions whose functional currencies are either the British pound or the Euro. These acquisitions were financed by foreign-currency-denominated borrowings under the Company’s revolving credit facility and subsequently refinanced with long-term private placement debt. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries on their respective dates of acquisition. On the respective dates of acquisition, the Company designated the British pound- and Euro-denominated loans referred to above as hedging instruments to offset foreign exchange gains or losses on the net investment in the acquired business due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation on the acquisition dates. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.
     At June 30, 2011, the Company had $192.6 million of British-pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2008, 2006, 2004 and 2003. At June 30, 2011, the Company had $72.5 million of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British-pound- and Euro-denominated loans being designated and effective as net investment hedges, $11.1 million of currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income at June 30, 2011.
7. Inventories

	June 30,	December 31,
	2011	2010
	(In thousands)
Finished goods and parts	$58,328	$46,953
Work in process	70,603	73,556
Raw materials and purchased parts	235,386	214,744

Total inventories	$364,317	$335,253

8. Acquisitions
     The Company spent $183.0 million in cash, net of cash acquired, to acquire Avicenna Technology, Inc. (“Avicenna”) in April 2011 and Coining Holding Company (“Coining”) May 2011. Avicenna is a supplier of custom, fine-featured components used in the medical device industry. Coining is a leading supplier of custom-shaped metal preforms, microstampings and bonding wire solutions for interconnect applications in microelectronics packaging and assembly. Avicenna and Coining are part of AMETEK’s Electromechanical Group.
     The operating results of the above acquisitions have been included in the Company’s consolidated results from the respective dates of acquisitions.
     The following table represents the allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value at June 30, 2011 (in millions):

Property, plant and equipment	$14.5
Goodwill	117.7
Other intangible assets	73.2
Deferred income taxes	(37.8)
Net working capital and other	15.4

Total purchase price	$183.0

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
     The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: Avicenna provides the Company with additional expertise in producing fine-featured catheter and other medical components for leads, guide wires and custom medical assemblies. Avicenna complements the Company’s medical device market businesses and is an excellent fit with its Technical Services for Electronics (“TSE”) business, which was acquired in 2010. The combination of these two businesses positions AMETEK as the only medical interconnects provider with integrated capabilities for the catheter, cardiac and neurostimulation markets. Coining is a global leader in custom-shaped preforms, microstampings and wire used for joining electronic circuitry, packaging microelectronics and providing thermal protection and electric conductivity for a wide range of electronic devices. Coining’s products are used in highly engineered applications for the RF/microwave, photonics, medical, aerospace and defense, and general electronics industries. Coining is an excellent fit with the engineered materials, interconnects and packaging businesses. The Company expects approximately $17.4 million of the goodwill recorded in connection with 2011 acquisitions will be tax deductible in future years.
     The Company is in the process of conducting third-party valuations of certain tangible and intangible assets acquired. Adjustments to the allocation of purchase price will be recorded when this information is finalized. Therefore, the allocation of the purchase price is subject to revision.
     At June 30, 2011, purchase price allocated to other intangible assets of $73.2 million consists of $18.3 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $54.9 million of other intangible assets consist of $46.9 million of customer relationships, which are being amortized over a period of 20 years and $8.0 million of purchased technology, which are being amortized over a period of 15 years. Amortization expense for each of the next five years for the 2011 acquisitions listed above is expected to approximate $2.9 million per year.
     The 2011 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and six months ended June 30, 2011. Had the 2011 acquisitions been made at the beginning of 2011 or 2010, unaudited pro forma net sales, net income and diluted earnings per share for the three and six months ended June 30, 2011 and 2010, respectively, would not have been materially different than the amounts reported.
     Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2011 or 2010.
9. Goodwill
     The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic	Electro-
	Instruments	mechanical
	Group	Group	Total
	(In millions)
Balance at December 31, 2010	$864.4	$709.2	$1,573.6
Goodwill acquired	—	117.7	117.7
Purchase price allocation adjustments and other	2.4	(0.7)	1.7
Foreign currency translation adjustments	15.0	4.8	19.8

Balance at June 30, 2011	$881.8	$831.0	$1,712.8

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
10. Income Taxes
     At June 30, 2011, the Company had gross unrecognized tax benefits of $26.4 million, of which $21.7 million, if recognized, would impact the effective tax rate.
     The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2010	$22.8
Additions for tax positions	4.7
Reductions for tax positions	(1.1)

Balance at June 30, 2011	$26.4

     The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2011 and 2010 were not significant.
11. Financial Instruments
     The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at June 30, 2011 and December 31, 2010. Cash, cash equivalents and marketable securities are recorded at fair value at June 30, 2011 and December 31, 2010 in the accompanying consolidated balance sheet.

	Asset (Liability)
	June 30, 2011		December 31, 2010
	Recorded		Recorded
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Short-term borrowings	$(125,000)	$(125,000)	$(95,904)	$(95,904)
Long-term debt (including current portion)	(1,085,997)	(1,203,935)	(1,072,608)	(1,176,399)
     The fair value of short-term borrowings approximates the carrying value. The Company’s long-term debt is all privately held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
12. Share-Based Compensation
     The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010
Expected volatility	26.4%	25.6%
Expected term (years)	5.0	5.0
Risk-free interest rate	1.96%	2.48%
Expected dividend yield	0.54%	0.54%
Black-Scholes-Merton fair value per stock option granted	$11.34	$7.56
     Expected volatility is based on the historical volatility of the Company’s stock. The Company used historical exercise data to estimate the stock options’ expected term, which represents the period of time that the stock options granted are expected to be outstanding. Management anticipates that the future stock option holding periods will be similar to the historical stock option holding periods. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve at the time of grant. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.
     Total share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Stock option expense	$2,234	$2,215	$4,065	$3,853
Restricted stock expense	7,709	2,180	10,210	4,143

Total pre-tax expense	9,943	4,395	14,275	7,996
Related tax benefit	(3,150)	(1,314)	(4,539)	(2,321)

Reduction of net income	$6,793	$3,081	$9,736	$5,675

     Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.
     The following is a summary of the Company’s stock option activity and related information:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2010	6,119	$24.25
Granted	660	44.70
Exercised	(562)	19.96
Forfeited	(70)	26.68
Expired	—	—

Outstanding at June 30, 2011	6,147	$26.81	4.2	$111.2

Exercisable at June 30, 2011	3,523	$23.74	3.1	$74.6

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
     The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2011 was $13.4 million. The total fair value of stock options vested during the six months ended June 30, 2011 was $7.5 million. As of June 30, 2011, there was approximately $16.9 million of expected future pre-tax compensation expense related to the 2.6 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.
     Restricted stock is subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On April 6, 2011, 509,709 shares of restricted stock, which were granted on April 23, 2009, vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $5.2 million ($3.6 million net after-tax charge) for the three months ended June 30, 2011.
     The following is a summary of the Company’s nonvested restricted stock activity and related information:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2010	1,532	$26.23
Granted	258	44.58
Vested	(767)	22.71
Forfeited	(25)	29.29

Nonvested restricted stock outstanding at June 30, 2011	998	$34.33

     The total fair value of restricted stock vested during the six months ended June 30, 2011 was $17.4 million. As of June 30, 2011, there was approximately $21.0 million of expected future pre-tax compensation expense related to the 1.0 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
13. Retirement and Pension Plans
     The components of net periodic pension benefit expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Defined benefit plans:
Service cost	$1,096	$1,157	$2,184	$2,343
Interest cost	7,105	6,763	14,172	13,660
Expected return on plan assets	(11,306)	(10,078)	(22,572)	(20,297)
Amortization of net actuarial loss and other	1,137	1,994	2,275	3,987

Pension income	(1,968)	(164)	(3,941)	(307)

Other plans:
Defined contribution plans	3,447	3,095	7,517	6,151
Foreign plans and other	1,228	1,048	2,401	2,105

Total other plans	4,675	4,143	9,918	8,256

Total net pension expense	$2,707	$3,979	$5,977	$7,949

     For the six months ended June 30, 2011 and 2010, contributions to our defined benefit pension plans were not significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
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
     Changes in the accrued product warranty obligation were as follows:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Balance at the beginning of the period	$18,347	$16,035
Accruals for warranties issued during the period	6,414	4,689
Settlements made during the period	(4,826)	(4,795)
Warranty accruals related to new businesses and other	1,080	(93)

Balance at the end of the period	$21,015	$15,836

     Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.
15. Contingencies
Environmental Matters
     Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At June 30, 2011, the Company is named a Potentially Responsible Party (“PRP”) at 16 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 15 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eleven of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
     Total environmental reserves at June 30, 2011 and December 31, 2010 were $31.0 million and $31.3 million, respectively, for both non-owned and owned sites. For the six months ended June 30, 2011, the Company recorded $1.2 million in reserves. Additionally, the Company spent $1.5 million on environmental matters for the six months ended June 30, 2011. The Company’s reserves for environmental liabilities at June 30, 2011 and December 31, 2010 include reserves of $19.3 million and $18.9 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At June 30, 2011, the Company had $14.9 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.
     The Company has agreements with other former owners of certain of its acquired businesses, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to indemnify the Company against, certain environmental and other liabilities under certain circumstances. The Company and some of these other parties also carry insurance coverage for some environmental matters. To date, these parties have met their obligations in all material respects.
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
June 30, 2011
(Unaudited)
16. Reportable Segments
     The Company has two reportable segments, Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”). The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.
     At June 30, 2011, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2010, nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
17. Fourth Quarter of 2008 Restructuring Charges and Asset Write-Downs
     During the fourth quarter of 2008, the Company recorded pre-tax charges totaling $40.0 million, which had the effect of reducing net income by $27.3 million ($0.17 per diluted share). These charges included restructuring costs for employee reductions and facility closures ($32.6 million), as well as asset write-downs ($7.4 million). The charges included $30.1 million for severance costs for more than 10% of the Company’s workforce and $1.5 million for lease termination costs associated with the closure of certain facilities. Of the $40.0 million in charges, $32.9 million of the restructuring charges and asset write-downs were recorded in cost of sales and $7.1 million of the restructuring charges and asset write-downs were recorded in Selling, general and administrative expenses. The restructuring charges and asset write-downs were reported in 2008 segment operating income as follows: $20.4 million in EIG, $19.4 million in EMG and $0.2 million in Corporate administrative and other expenses. The restructuring costs for employee reductions and facility closures relate to plans established by the Company in 2008 as part of cost reduction initiatives that were broadly implemented across the Company’s various businesses during fiscal 2009. The restructuring costs resulted from the consolidation of manufacturing facilities, the migration of production to low-cost locales and a general reduction in workforce in response to lower levels of expected sales volumes in certain of the Company’s businesses.
     The following table provides a rollforward of the remaining accruals established in the fourth quarter of 2008 for restructuring charges and asset write-downs:

	Restructuring
		Facility
	Severance	Closures	Total
	(In millions)
Restructuring accruals at December 31, 2010	$6.6	$0.3	$6.9
Utilization	(1.4)	(0.1)	(1.5)
Foreign currency translation and other	0.3	0.1	0.4

Restructuring accruals at June 30, 2011	$5.5	$0.3	$5.8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net sales(1):
Electronic Instruments	$407,382	$309,895	$796,224	$608,559
Electromechanical	351,452	282,046	680,393	540,044

Consolidated net sales	$758,834	$591,941	$1,476,617	$1,148,603

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$101,481	$73,720	$201,441	$142,786
Electromechanical	69,156	52,262	132,082	95,626

Total segment operating income	170,637	125,982	333,523	238,412
Corporate administrative and other expenses	(13,682)	(10,387)	(24,548)	(20,371)

Consolidated operating income	156,955	115,595	308,975	218,041
Interest and other expenses, net	(19,720)	(18,351)	(38,355)	(35,620)

Consolidated income before income taxes	$137,235	$97,244	$270,620	$182,421

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)	Segment operating income represents sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.
Results of operations for the second quarter of 2011 compared with the second quarter of 2010
     For the quarter ended June 30, 2011, the Company established records for sales, operating income, net income and diluted earnings per share. The Company achieved these results from strong internal growth in both the Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”), as well as contributions from the acquisitions of Avicenna Technology, Inc. (“Avicenna”) in April 2011, Coining Holding Company (“Coining”) in May 2011, Technical Services for Electronics (“TSE”) in June 2010, Haydon Enterprises in July 2010 and Atlas Material Testing Technology LLC (“Atlas”) in November 2010. The Company expects operating results throughout the remainder of 2011 to show continued strength compared to 2010.
     Net sales for the second quarter of 2011 were $758.8 million, an increase of $166.9 million or 28.2% when compared with net sales of $591.9 million for the second quarter of 2010. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for the second quarter of 2011 was driven by strong internal sales growth of approximately 14%, which excludes a 3% favorable effect of foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.
     Total international sales for the second quarter of 2011 were $385.8 million or 50.8% of consolidated net sales, an increase of $101.4 million or 35.7% when compared with international sales of $284.4 million or 48.0% of consolidated net sales for the second quarter of 2010. The $101.4 million increase in international sales resulted from higher sales growth noted above, driven by continued strong expansion into Asia, as well as growth in Europe, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain a strong international sales presence in Europe and Asia.

Results of Operations (continued)
     Segment operating income for the second quarter of 2011 was $170.6 million, an increase of $44.6 million or 35.4% when compared with segment operating income of $126.0 million for the second quarter of 2010. Segment operating income, as a percentage of sales, increased to 22.5% for the second quarter of 2011 from 21.3% for the second quarter of 2010. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.
     Selling, general and administrative (“SG&A”) expenses for the second quarter of 2011 were $89.7 million, an increase of $19.9 million or 28.5% when compared with $69.8 million for the second quarter of 2010. As a percentage of sales, SG&A expenses were 11.8% for both the second quarter of 2011 and 2010. A portion of the increase in SG&A expenses was the result of a $2.1 million charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2009 restricted stock grant in the second quarter of 2011. Selling expense increased $16.6 million or 27.8% for the second quarter of 2011 driven by the increase in sales noted above. Selling expenses, as a percentage of sales, decreased to 10.0% for the second quarter of 2011, compared with 10.1% for the second quarter of 2010. Base business selling expense increased approximately 16% for the second quarter of 2011, which was in line with internal sales growth.
     Corporate administrative expenses for the second quarter of 2011 were $13.6 million, an increase of $3.3 million or 32.0% when compared with $10.3 million for the second quarter of 2010. As a percentage of sales, corporate administrative expenses were 1.8% for the second quarter of 2011, compared with 1.7% for the second quarter of 2010. The increase in corporate administrative expenses is primarily the result of equity-based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2011, noted above.
     Consolidated operating income was $157.0 million or 20.7% of sales for the second quarter of 2011, an increase of $41.4 million or 35.8% when compared with $115.6 million or 19.5% of sales for the second quarter of 2010.
     The effective tax rate for the second quarter of 2011 was 31.4% compared with 30.7% for the second quarter of 2010. The higher effective tax rate for the second quarter of 2011 primarily reflects the impact of the accelerated vesting of non-deductible restricted stock amortization.
     Net income for the second quarter of 2011 was $94.1 million, an increase of $26.7 million or 39.6% when compared with $67.4 million for the second quarter of 2010. Diluted earnings per share for the second quarter of 2011 was $0.58, an increase of $0.16 or 38.1% when compared with $0.42 per diluted share for the second quarter of 2010.

Results of Operations (continued)
Segment Results
     EIG’s sales totaled $407.4 million for the second quarter of 2011, an increase of $97.5 million or 31.5% when compared with $309.9 million for the second quarter of 2010. The sales increase was due to internal growth of approximately 21%, excluding a favorable 3% effect of foreign currency translation, and was driven primarily by increases in EIG’s process, power and industrial businesses. The acquisition of Atlas primarily accounted for the remainder of the sales increase.
     EIG’s operating income was $101.5 million for the second quarter of 2011, an increase of $27.8 million or 37.7% when compared with $73.7 million for the second quarter of 2010. EIG’s operating margins were 24.9% of sales for the second quarter of 2011 compared with 23.8% of sales for the second quarter of 2010. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.
     EMG’s sales totaled $351.5 million for the second quarter of 2011, an increase of $69.5 million or 24.6% from $282.0 million for the second quarter of 2010. The sales increase was due to internal growth of approximately 6%, excluding a favorable 3% effect of foreign currency translation, and was driven by increases in EMG’s differentiated businesses. The acquisitions of Avicenna, Coining, TSE and Haydon Enterprises accounted for the remainder of the sales increase.
     EMG’s operating income was $69.2 million for the second quarter of 2011, an increase of $16.9 million or 32.3% when compared with $52.3 million for the second quarter of 2010. EMG’s operating margins were 19.7% of sales for the second quarter of 2011 compared with 18.5% of sales for the second quarter of 2010. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s increase in sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Results of operations for the first six months of 2011 compared with the first six months of 2010
     Net sales for the first six months of 2011 were $1,476.6 million, an increase of $328.0 million or 28.6% when compared with net sales of $1,148.6 million for the first six months of 2010. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions of Avicenna in April 2011, Coining in May 2011, Haydon Enterprises in July 2010 and Atlas in November 2010. The net sales increase for the first six months of 2011 was driven by strong internal sales growth of approximately 16%, which excludes a 2% favorable effect of foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.
     Total international sales for the first six months of 2011 were $747.2 million or 50.6% of consolidated net sales, an increase of $176.8 million or 31.0% when compared with international sales of $570.4 million or 49.7% of consolidated net sales for the first six months of 2010. The $176.8 million increase in international sales resulted from higher sales growth noted above, driven by continued strong expansion into Asia, as well as growth in Europe, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain a strong international sales presence in Europe and Asia.
     New orders for the first six months of 2011 were $1,595.8 million, an increase of $369.7 million or 30.2% when compared with $1,226.1 million for the first six months of 2010. For the first six months of 2011, internal growth was approximately 15%, excluding a 4% favorable effect of foreign currency translation, driven by the differentiated businesses of both EIG and EMG, with the acquisitions mentioned above accounting for the remainder of the increase. As a result, the Company’s backlog of unfilled orders at June 30, 2011 was a record at $947.9 million, an increase of $119.1 million or 14.4% when compared with $828.8 million at December 31, 2010.
     Segment operating income for the first six months of 2011 was $333.5 million, an increase of $95.1 million or 39.9% when compared with segment operating income of $238.4 million for the first six months of 2010. Segment operating income, as a percentage of sales, increased to 22.6% for the first six months of 2011 from 20.8% for the first six months of 2010. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.
     SG&A expenses for the first six months of 2011 were $171.2 million, an increase of $33.8 million or 24.6% when compared with $137.4 million for the first six months of 2010. As a percentage of sales, SG&A expenses were 11.6% for the first six months of 2011, compared with 12.0% for the first six months of 2010. A portion of the increase in SG&A expenses was the result of a $2.1 million charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2009 restricted stock grant in the second quarter of 2011. Selling expense increased $29.7 million or 25.3% for the first six months of 2011 driven by the increase in sales noted above. Selling expenses, as a percentage of sales, decreased to 9.9% for the first six months of 2011, compared with 10.2% for the first six months of 2010. Base business selling expense increased approximately 15% for the first six months of 2011, which was in line with internal sales growth.
     Corporate administrative expenses for the first six months of 2011 were $24.3 million, an increase of $4.1 million or 20.3% when compared with $20.2 million for the first six months of 2010. As a percentage of sales, corporate administrative expenses were 1.6% for the first six months of 2011, compared with 1.8% for the first six months of 2010. The increase in corporate administrative expenses is primarily the result of equity-based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2011, noted above.
     Consolidated operating income was $309.0 million or 20.9% of sales for the first six months of 2011, an increase of $91.0 million or 41.7% when compared with $218.0 million or 19.0% of sales for the first six months of 2010.

Results of Operations (continued)
     Interest expense was $34.5 million for the first six months of 2011, an increase of $1.0 million or 3.0% when compared with $33.5 million for the first six months of 2010. The increase was primarily due to the impact of the issuance of an 80 million British pound senior note in the third quarter of 2010, partially offset by the repayment of a 50 million British pound senior note in the third quarter of 2010.
     The effective tax rate for the first six months of 2011 was 31.8% compared with 31.3% for the first six months of 2010. The higher effective tax rate for the first six months of 2011 primarily reflects the impact of the accelerated vesting of non-deductible restricted stock amortization.
     Net income for the first six months of 2011 was $184.6 million, an increase of $59.3 million or 47.3% when compared with $125.3 million for the first six months of 2010. Diluted earnings per share for the first six months of 2011 was $1.14, an increase of $0.36 or 46.2% when compared with $0.78 per diluted share for the first six months of 2010.
Segment Results
     EIG’s sales totaled $796.2 million for the first six months of 2011, an increase of $187.6 million or 30.8% when compared with $608.6 million for the first six months of 2010. The sales increase was due to internal growth of approximately 22%, excluding a favorable 2% effect of foreign currency translation, and was driven primarily by increases in EIG’s process, power and industrial businesses. The acquisition of Atlas primarily accounted for the remainder of the sales increase.
     EIG’s operating income was $201.4 million for the first six months of 2011, an increase of $58.6 million or 41.0% when compared with $142.8 million for the first six months of 2010. EIG’s operating margins were 25.3% of sales for the first six months of 2011 compared with 23.5% of sales for the first six months of 2010. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.
     EMG’s sales totaled $680.4 million for the first six months of 2011, an increase of $140.4 million or 26.0% from $540.0 million for the first six months of 2010. The sales increase was due to internal growth of approximately 10%, excluding a favorable 2% effect of foreign currency translation, and was driven by increases in EMG’s differentiated businesses. The acquisitions of Avicenna, Coining, TSE and Haydon Enterprises accounted for the remainder of the sales increase.
     EMG’s operating income was $132.1 million for the first six months of 2011, an increase of $36.5 million or 38.2% when compared with $95.6 million for the first six months of 2010. EMG’s operating margins were 19.4% of sales for the first six months of 2011 compared with 17.7% of sales for the first six months of 2010. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s increase in sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Financial Condition
Liquidity and Capital Resources
     Cash provided by operating activities totaled $218.8 million for the first six months of 2011, an increase of $38.4 million or 21.3% when compared with $180.4 million for the first six months of 2010. The increase in cash provided by operating activities was primarily due to the $59.3 million increase in net income, partially offset by higher overall operating working capital levels necessary to grow the Company’s businesses. Free cash flow (cash flow provided by operating activities less capital expenditures) was $198.2 million for the first six months of 2011, compared to $167.7 million for the first six months of 2010. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $346.0 million for the first six months of 2011, compared with $249.2 million for the first six months of 2010. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
     Cash used for investing activities totaled $206.0 million for the first six months of 2011, compared with $101.3 million for the first six months of 2010. For the first six months of 2011, the Company paid $183.0 million for two business acquisitions, net of cash received, compared with $92.7 million paid for three business acquisitions, net of cash received, for the first six months of 2010. Additions to property, plant and equipment totaled $20.6 million for the first six months of 2011, compared with $12.7 million for the first six months of 2010.
     Cash provided by financing activities totaled $15.7 million for the first six months of 2011, compared with $86.7 million of cash used for financing activities for the first six months of 2010. For the first six months of 2011, net total borrowings increased by $29.9 million, compared with a net total borrowings decrease of $2.9 million for the first six months of 2010. For the first six months of 2011, the Company repurchased 0.3 million shares of the Company’s common stock for $11.3 million, compared with $78.6 million used for repurchases of 3.1 million shares of the Company’s common stock for the first six months of 2010. At June 30, 2011, $53.5 million was available under the current Board authorization for future share repurchases.
     At June 30, 2011, total debt outstanding was $1,211.0 million, compared with $1,168.5 million at December 31, 2010, with no significant maturities until 2012. The debt-to-capital ratio was 37.9% at June 30, 2011, compared with 39.7% at December 31, 2010. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 33.8% at June 30, 2011, compared with 36.2% at December 31, 2010. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
     As a result of all of the Company’s cash flow activities for the first six months of 2011, cash and cash equivalents at June 30, 2011 totaled $196.6 million, compared with $163.2 million at December 31, 2010. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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
     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of June 30, 2011.
     Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (c) Purchase of equity securities by the issuer and affiliated purchasers.
     The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2011:

				Approximate
				Dollar Value of
			Total Number of	Shares that
	Total Number		Shares Purchased as	May Yet Be
	of Shares	Average Price	Part of Publicly	Purchased Under
Period	Purchased (1) (2)	Paid per Share	Announced Plan (2)	the Plan
April 1, 2011 to April 30, 2011	251,379	$45.13	—	$53,517,827
May 1, 2011 to May 31, 2011	—	—	—	53,517,827
June 1, 2011 to June 30, 2011	—	—	—	53,517,827

Total	251,379	—	—

(1)	Includes 251,379 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $75 million authorization for the repurchase of its common stock announced on January 28, 2010. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President and Comptroller (Principal Accounting Officer)

August 4, 2011