Form 10-Q
period 2011-09-30
AMETEK INC/
filed 2011-11-03
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 27, 2011 was 160,102,235 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$750,546	$644,374	$2,227,163	$1,792,977

Operating expenses:
Cost of sales, excluding depreciation	493,266	429,075	1,466,026	1,200,298
Selling, general and administrative	86,019	75,869	257,196	213,261
Depreciation	11,675	10,837	35,380	32,784

Total operating expenses	590,960	515,781	1,758,602	1,446,343

Operating income	159,586	128,593	468,561	346,634
Other expenses:
Interest expense	(17,256)	(17,057)	(51,745)	(50,541)
Other, net	(3,287)	(2,721)	(7,153)	(4,857)

Income before income taxes	139,043	108,815	409,663	291,236
Provision for income taxes	41,065	31,458	127,106	88,543

Net income	$97,978	$77,357	$282,557	$202,693

Basic earnings per share	$0.61	$0.49	$1.76	$1.27

Diluted earnings per share	$0.60	$0.48	$1.74	$1.26

Weighted average common shares outstanding:
Basic shares	160,924	158,645	160,353	159,024

Diluted shares	162,514	160,723	162,305	160,694

Dividends declared and paid per share	$0.06	$0.04	$0.18	$0.12

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218,274	$163,208
Marketable securities	5,490	5,645
Receivables, less allowance for possible losses	425,011	399,913
Inventories	363,838	335,253
Deferred income taxes	33,247	27,106
Other current assets	34,677	43,367

Total current assets	1,080,537	974,492

Property, plant and equipment, net	318,636	318,126
Goodwill	1,677,319	1,573,645
Other intangibles, net of accumulated amortization	836,572	761,556
Investments and other assets	203,237	191,096

Total assets	$4,116,301	$3,818,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$40,635	$97,152
Accounts payable	263,143	236,600
Income taxes payable	34,094	39,026
Accrued liabilities	180,335	178,081

Total current liabilities	518,207	550,859

Long-term debt	1,070,540	1,071,360
Deferred income taxes	361,791	311,466
Other long-term liabilities	117,903	110,026

Total liabilities	2,068,441	2,043,711

Stockholders’ equity:
Common stock	1,689	1,681
Capital in excess of par value	310,342	263,290
Retained earnings	2,009,321	1,755,742
Accumulated other comprehensive loss	(101,911)	(91,958)
Treasury stock	(171,581)	(153,551)

Total stockholders’ equity	2,047,860	1,775,204

Total liabilities and stockholders’ equity	$4,116,301	$3,818,915

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash provided by (used for):
Operating activities:
Net income	$282,557	$202,693
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	62,527	52,113
Deferred income tax (benefit) expense	(134)	4,436
Share-based compensation expense	18,356	12,347
Net change in assets and liabilities, net of acquisitions	(5,593)	25,140
Pension contribution and other	(1,874)	(2,055)

Total operating activities	355,839	294,674

Investing activities:
Additions to property, plant and equipment	(32,410)	(22,446)
Purchases of businesses, net of cash acquired	(182,506)	(373,653)
Other	(2,150)	3,766

Total investing activities	(217,066)	(392,333)

Financing activities:
Net change in short-term borrowings	(56,517)	27,059
Additional long-term borrowings	—	125,120
Reduction in long-term borrowings	(781)	(78,200)
Repurchases of common stock	(16,384)	(78,609)
Cash dividends paid	(28,800)	(19,003)
Excess tax benefits from share-based payments	11,654	3,549
Proceeds from employee stock plans and other	12,615	8,287

Total financing activities	(78,213)	(11,797)

Effect of exchange rate changes on cash and cash equivalents	(5,494)	(1,883)

Increase (decrease) in cash and cash equivalents	55,066	(111,339)

Cash and cash equivalents:
As of January 1	163,208	246,356

As of September 30	$218,274	$135,017

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2011, the consolidated results of its operations for the three and nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

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

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other. The Company is currently evaluating the impacts of ASU 2011-08 which will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted.

3.	Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding stock options and restricted stock grants). The number of weighted average shares used in the calculation of basic earnings per share and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Weighted average shares:
Basic shares	160,924	158,645	160,353	159,024
Equity-based compensation plans	1,590	2,078	1,952	1,670

Diluted shares	162,514	160,723	162,305	160,694

4.	Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period except those resulting from investments by and distributions to stockholders. The components of comprehensive income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$97,978	$77,357	$282,557	$202,693
Foreign currency translation adjustment	(30,182)	29,432	(9,152)	(26,508)
Foreign currency net investment hedge*	(4,625)	5,100	(278)	(2,446)
Other	(561)	308	(523)	177

Total comprehensive income	$62,610	$112,197	$272,604	$173,916

*	Represents the net gains and losses on the Company’s investment in certain foreign operations in excess of the net gains and losses from the non-derivative foreign-currency-denominated long-term debt. These debt instruments were designated as hedging instruments to offset foreign exchange gains or losses on the net investment in certain foreign operations.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

At September 30, 2011, $1.6 million of the Company’s marketable securities are valued as level 1 investments. In addition, the Company held $3.9 million of marketable securities in an institutional diversified equity securities mutual fund. These securities are valued as level 2 investments. The marketable securities are shown as a separate line on the consolidated balance sheet. For the nine months ended September 30, 2011, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2011.

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

At September 30, 2011, the Company had $187.0 million of British-pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2008, 2006, 2004 and 2003. At September 30, 2011, the Company had $66.9 million of Euro-denominated loans, which were designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British-pound- and Euro-denominated loans being designated and effective as net investment hedges, $0.1 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income at September 30, 2011.

7.	Inventories

	September 30, 2011	December 31, 2010
	(In thousands)
Finished goods and parts	$61,098	$46,953
Work in process	75,571	73,556
Raw materials and purchased parts	227,169	214,744

Total inventories	$363,838	$335,253

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

The following table represents the allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value at September 30, 2011 (in millions):

Property, plant and equipment	$8.2
Goodwill	102.4
Other intangible assets	101.1
Deferred income taxes	(45.5)
Net working capital and other	16.8

Total purchase price	$183.0

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

At September 30, 2011, purchase price allocated to other intangible assets of $101.1 million consists of $22.4 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $78.7 million of other intangible assets consist of $71.9 million of customer relationships, which are being amortized over a period of 20 years and $6.8 million of purchased technology, which are being amortized over a period of 15 years. Amortization expense for each of the next five years for the 2011 acquisitions listed above is expected to approximate $4.0 million per year.

The 2011 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2011. Had the 2011 acquisitions been made at the beginning of 2011 or 2010, unaudited pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2011 or 2010.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Acquisitions Subsequent to September 30, 2011

In October 2011, the Company acquired Reichert Technologies, a privately held manufacturer of analytical instruments and diagnostic devices for the eye care market. Reichert Technologies was acquired for $150 million and has estimated annual sales of $55 million. Reichert Technologies is a leader and innovator in high-technology instruments used by ophthalmologists, optometrists, and opticians for vision correction and the screening and diagnosis of eye diseases such as glaucoma and macular degeneration. Reichert Technologies expands AMETEK’s business in the medical market and will join AMETEK’s Electronic Instruments Group.

In October 2011, the Company acquired EM Test (Switzerland) GmbH, a privately held manufacturer of electronic test and measurement equipment. EM Test was acquired for 83 million Swiss franc ($93 million) and has estimated annual sales of 37 million Swiss franc ($41 million). EM Test is a global leader in equipment used to perform electrical immunity and electromagnetic compatibility testing. EM Test will join AMETEK’s Electronic Instruments Group.

9.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2010	$864.4	$709.2	$1,573.6
Goodwill acquired	—	102.4	102.4
Purchase price allocation adjustments and other	2.3	(0.7)	1.6
Foreign currency translation adjustments	(0.1)	(0.2)	(0.3)

Balance at September 30, 2011	$866.6	$810.7	$1,677.3

10.	Income Taxes

At September 30, 2011, the Company had gross unrecognized tax benefits of $26.3 million, of which $23.7 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2010	$22.8
Additions for tax positions	5.5
Reductions for tax positions	(2.0)

Balance at September 30, 2011	$26.3

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2011 and 2010 were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

11.	Debt

In September 2011, AMETEK completed a new five-year revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The revolving credit facility places certain restrictions on allowable additional indebtedness. Interest rates on outstanding loans under the revolving credit facility are at the applicable London Interbank Offered Rate (“LIBOR”) plus a negotiated spread, or at the U.S. prime rate. The new revolving credit facility replaced a $450 million total borrowing capacity revolving credit facility, which excluded a $100 million accordion feature, due to expire in June 2012. At September 30, 2011, the Company had available borrowing capacity of $644.9 million under its revolving credit facility.

12.	Financial Instruments

The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at September 30, 2011 and December 31, 2010. Cash, cash equivalents and marketable securities are recorded at fair value at September 30, 2011 and December 31, 2010 in the accompanying consolidated balance sheet.

	Asset (Liability)
	September 30, 2011		December 31, 2010
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(34,400)	$(34,400)	$(95,904)	$(95,904)
Long-term debt (including current portion)	(1,076,775)	(1,225,163)	(1,072,608)	(1,176,399)

The fair value of short-term borrowings approximates the carrying value. The Company’s long-term debt is all privately held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments.

13.	Share-Based Compensation

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the periods indicated:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Expected volatility	26.4%	25.6%
Expected term (years)	5.0	5.0
Risk-free interest rate	1.96%	2.48%
Expected dividend yield	0.54%	0.54%
Black-Scholes-Merton fair value per stock option granted	$11.34	$7.56

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

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Stock option expense	$2,095	$1,869	$6,160	$5,722
Restricted stock expense	1,986	2,482	12,196	6,625

Total pre-tax expense	4,081	4,351	18,356	12,347
Related tax benefit	(1,333)	(1,315)	(5,872)	(3,636)

Reduction of net income	$2,748	$3,036	$12,484	$8,711

Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2010	6,119	$24.25
Granted	660	44.70
Exercised	(880)	19.14
Forfeited	(88)	27.28
Expired	—	—

Outstanding at September 30, 2011	5,811	$27.30	4.1	$40.6

Exercisable at September 30, 2011	3,206	$24.34	3.0	$27.7

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2011 was $21.8 million. The total fair value of stock options vested during the nine months ended September 30, 2011 was $7.5 million. As of September 30, 2011, there was approximately $14.8 million of expected future pre-tax compensation expense related to the 2.6 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.

Restricted stock is subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On April 6, 2011, 509,709 shares of restricted stock, which were granted on April 23, 2009, vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $5.2 million ($3.6 million net after-tax charge) for the nine months ended September 30, 2011.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2010	1,532	$26.23
Granted	261	44.55
Vested	(802)	22.88
Forfeited	(33)	31.14

Nonvested restricted stock outstanding at September 30, 2011	958	$33.87

The total fair value of restricted stock vested during the nine months ended September 30, 2011 was $18.3 million. As of September 30, 2011, there was approximately $19.0 million of expected future pre-tax compensation expense related to the 1.0 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

14.	Retirement and Pension Plans

The components of net periodic pension benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Defined benefit plans:
Service cost	$1,094	$568	$3,278	$2,911
Interest cost	7,252	7,157	21,424	20,817
Expected return on plan assets	(11,259)	(11,147)	(33,831)	(31,444)
Amortization of net actuarial loss and other	1,310	1,302	3,585	5,289

Pension income	(1,603)	(2,120)	(5,544)	(2,427)

Other plans:
Defined contribution plans	3,470	3,122	10,987	9,273
Foreign plans and other	1,537	1,035	3,938	3,140

Total other plans	5,007	4,157	14,925	12,413

Total net pension expense	$3,404	$2,037	$9,381	$9,986

For the nine months ended September 30, 2011 and 2010, contributions to our defined benefit pension plans were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

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

Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Balance at the beginning of the period	$18,347	$16,035
Accruals for warranties issued during the period	9,450	8,227
Settlements made during the period	(7,472)	(6,984)
Warranty accruals related to new businesses and other	674	400

Balance at the end of the period	$20,999	$17,678

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

16.	Contingencies

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2011, the Company is named a Potentially Responsible Party (“PRP”) at 16 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 15 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In 11 of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Total environmental reserves at September 30, 2011 and December 31, 2010 were $29.6 million and $31.3 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2011, the Company recorded $1.2 million in reserves. Additionally, the Company spent $2.9 million on environmental matters for the nine months ended September 30, 2011. The Company’s reserves for environmental liabilities at September 30, 2011 and December 31, 2010 include reserves of $18.7 million and $18.9 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At September 30, 2011, the Company had $14.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

17.	Reportable Segments

The Company has two reportable segments, Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”). The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.

At September 30, 2011, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2010, nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

18.	Stockholders’ Equity

For the first nine months of 2011, the Company repurchased 0.4 million shares of its common stock for $16.4 million. At September 30, 2011, $48.5 million was available under the current Board authorization for future share repurchases. In October 2011, the Company repurchased an additional 1.3 million shares of its common stock for $43.0 million. On November 2, 2011, the Board of Directors approved an increase of $100 million in the authorization for the repurchase of the Company’s common stock. This increase was added to the $5.5 million that remained available at October 31, 2011 from existing authorizations approved in 2010. As of the filing date of this Quarterly Report on Form 10-Q, $105.5 million was available under the current Board authorization for future share repurchases.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

19.	Fourth Quarter of 2008 Restructuring Charges and Asset Write-Downs

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

The following table provides a rollforward of the remaining accruals established in the fourth quarter of 2008 for restructuring charges and asset write-downs:

	Restructuring
	Severance	Facility Closures	Total
	(In millions)
Restructuring accruals at December 31, 2010	$6.6	$0.3	$6.9
Utilization	(3.0)	(0.1)	(3.1)
Foreign currency translation and other	0.1	—	0.1

Restructuring accruals at September 30, 2011	$3.7	$0.2	$3.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net sales(1):
Electronic Instruments	$409,516	$337,715	$1,205,740	$946,274
Electromechanical	341,030	306,659	1,021,423	846,703

Consolidated net sales	$750,546	$644,374	$2,227,163	$1,792,977

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$102,438	$83,004	$303,879	$225,790
Electromechanical	68,363	55,849	200,445	151,475

Total segment operating income	170,801	138,853	504,324	377,265
Corporate administrative and other expenses	(11,215)	(10,260)	(35,763)	(30,631)

Consolidated operating income	159,586	128,593	468,561	346,634
Interest and other expenses, net	(20,543)	(19,778)	(58,898)	(55,398)

Consolidated income before income taxes	$139,043	$108,815	$409,663	$291,236

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the third quarter of 2011 compared with the third quarter of 2010

For the quarter ended September 30, 2011, the Company established records for operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from strong internal growth, as well as contributions from the acquisitions of Coining Holding Company (“Coining”) in May 2011, Avicenna Technology, Inc. (“Avicenna”) in April 2011 and Atlas Material Testing Technology LLC (“Atlas”) in November 2010. The Company expects operating results throughout the remainder of 2011 to show continued strength compared with 2010.

Net sales for the third quarter of 2011 were $750.5 million, an increase of $106.1 million or 16.5% when compared with net sales of $644.4 million for the third quarter of 2010. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for the third quarter of 2011 was driven by strong internal sales growth of approximately 8%, which excludes a 1% favorable effect of foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.

Total international sales for the third quarter of 2011 were $373.0 million or 49.7% of net sales, an increase of $71.8 million or 23.8% when compared with international sales of $301.2 million or 46.7% of net sales for the third quarter of 2010. The $71.8 million increase in international sales resulted from higher sales growth noted above, driven by continued strong expansion into Asia, as well as growth in Europe, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain a strong international sales presence in Europe and Asia.

Results of Operations (continued)

Segment operating income for the third quarter of 2011 was $170.8 million, an increase of $31.9 million or 23.0% when compared with segment operating income of $138.9 million for the third quarter of 2010. Segment operating income, as a percentage of net sales, increased to 22.8% for the third quarter of 2011 from 21.5% for the third quarter of 2010. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s net sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2011 were $86.0 million, an increase of $10.1 million or 13.3% when compared with $75.9 million for the third quarter of 2010. As a percentage of net sales, SG&A expenses were 11.5% for the third quarter of 2011, compared with 11.8% for the third quarter of 2010. Selling expense increased $9.2 million or 13.9% for the third quarter of 2011 driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, decreased to 10.0% for the third quarter of 2011, compared with 10.2% for the third quarter of 2010. Base business selling expense increased approximately 9% for the third quarter of 2011, which was in line with internal sales growth.

Corporate administrative expenses for the third quarter of 2011 were $11.2 million, an increase of $1.0 million or 9.8% when compared with $10.2 million for the third quarter of 2010. As a percentage of net sales, corporate administrative expenses were 1.5% for both the third quarter of 2011 and 2010. The increase in corporate administrative expenses was primarily driven by higher compensation related expenses, as well as other costs necessary to grow the business.

Consolidated operating income was $159.6 million or 21.3% of net sales for the third quarter of 2011, an increase of $31.0 million or 24.1% when compared with $128.6 million or 20.0% of net sales for the third quarter of 2010.

The effective tax rate for the third quarter of 2011 was 29.5% compared with 28.9% for the third quarter of 2010. The effective tax rates for the third quarter of 2011 and 2010 reflect the impact of lower European tax rates in addition to the ongoing benefits obtained from international tax planning initiatives.

Net income for the third quarter of 2011 was $98.0 million, an increase of $20.6 million or 26.6% when compared with $77.4 million for the third quarter of 2010. Diluted earnings per share for the third quarter of 2011 were $0.60, an increase of $0.12 or 25.0% when compared with $0.48 per diluted share for the third quarter of 2010.

Results of Operations (continued)

Segment Results

Electronic Instruments Group’s (“EIG”) net sales totaled $409.5 million for the third quarter of 2011, an increase of $71.8 million or 21.3% when compared with $337.7 million for the third quarter of 2010. The net sales increase was due to internal growth of approximately 12%, excluding a favorable 2% effect of foreign currency translation, and was driven primarily by increases in EIG’s process, power and industrial businesses. The acquisition of Atlas primarily accounted for the remainder of the net sales increase.

EIG’s operating income was $102.4 million for the third quarter of 2011, an increase of $19.4 million or 23.4% when compared with $83.0 million for the third quarter of 2010. EIG’s operating margins were 25.0% of net sales for the third quarter of 2011 compared with 24.6% of net sales for the third quarter of 2010. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Electromechanical Group’s (“EMG”) net sales totaled $341.0 million for the third quarter of 2011, an increase of $34.3 million or 11.2% when compared with $306.7 million for the third quarter of 2010. The net sales increase was due to internal growth of approximately 3%, excluding a favorable 1% effect of foreign currency translation, and was driven by increases in EMG’s differentiated businesses. The acquisitions of Coining and Avicenna accounted for the remainder of the net sales increase.

EMG’s operating income was $68.4 million for the third quarter of 2011, an increase of $12.6 million or 22.6% when compared with $55.8 million for the third quarter of 2010. EMG’s operating margins were 20.0% of net sales for the third quarter of 2011 compared with 18.2% of net sales for the third quarter of 2010. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Results of Operations (continued)

Results of operations for the first nine months of 2011 compared with the first nine months of 2010

Net sales for the first nine months of 2011 were $2,227.2 million, an increase of $434.2 million or 24.2% when compared with net sales of $1,793.0 million for the first nine months of 2010. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions of Coining in May 2011, Avicenna in April 2011, Atlas in November 2010, Haydon Enterprises in July 2010 and Technical Services for Electronics (“TSE”) in June 2010. The net sales increase for the first nine months of 2011 was driven by strong internal sales growth of approximately 13%, which excludes a 1% favorable effect of foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.

Total international sales for the first nine months of 2011 were $1,120.1 million or 50.3% of net sales, an increase of $248.6 million or 28.5% when compared with international sales of $871.5 million or 48.6% of net sales for the first nine months of 2010. The $248.6 million increase in international sales resulted from higher sales growth noted above, driven by continued strong expansion into Asia, as well as growth in Europe, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain a strong international sales presence in Europe and Asia.

New orders for the first nine months of 2011 were $2,324.0 million, an increase of $393.5 million or 20.4% when compared with $1,930.5 million for the first nine months of 2010. For the first nine months of 2011, internal order growth was approximately 11%, excluding a 2% favorable effect of foreign currency translation, driven by the differentiated businesses of both EIG and EMG, with the acquisitions mentioned above accounting for the remainder of the increase. As a result, the Company’s backlog of unfilled orders at September 30, 2011 was $925.7 million, an increase of $96.9 million or 11.7% when compared with $828.8 million at December 31, 2010.

Segment operating income for the first nine months of 2011 was $504.3 million, an increase of $127.0 million or 33.7% when compared with segment operating income of $377.3 million for the first nine months of 2010. Segment operating income, as a percentage of net sales, increased to 22.6% for the first nine months of 2011 from 21.0% for the first nine months of 2010. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s net sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

SG&A expenses for the first nine months of 2011 were $257.2 million, an increase of $43.9 million or 20.6% when compared with $213.3 million for the first nine months of 2010. As a percentage of net sales, SG&A expenses were 11.5% for the first nine months of 2011, compared with 11.9% for the first nine months of 2010. A portion of the increase in SG&A expenses was the result of a $2.1 million charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2009 restricted stock grant in the second quarter of 2011. Selling expense increased $38.8 million or 21.2% for the first nine months of 2011 driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, decreased to 10.0% for the first nine months of 2011, compared with 10.2% for the first nine months of 2010. Base business selling expense increased approximately 13% for the first nine months of 2011, which was in line with internal sales growth.

Corporate administrative expenses for the first nine months of 2011 were $35.5 million, an increase of $5.1 million or 16.8% when compared with $30.4 million for the first nine months of 2010. As a percentage of net sales, corporate administrative expenses were 1.6% for the first nine months of 2011, compared with 1.7% for the first nine months of 2010. The increase in corporate administrative expenses was primarily the result of equity-based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2011, noted above, as well as higher compensation related expenses.

Consolidated operating income was $468.6 million or 21.0% of net sales for the first nine months of 2011, an increase of $122.0 million or 35.2% when compared with $346.6 million or 19.3% of net sales for the first nine months of 2010.

Results of Operations (continued)

Interest expense was $51.7 million for the first nine months of 2011, an increase of $1.2 million or 2.4% when compared with $50.5 million for the first nine months of 2010. The increase was primarily due to the impact of the issuance of an 80 million British pound senior note in the third quarter of 2010, partially offset by the repayment of a 50 million British pound senior note in the third quarter of 2010.

Other expenses, net were $7.2 million for the first nine months of 2011, an increase of $2.3 million when compared with $4.9 million for the first nine months of 2010. The increase was primarily driven by higher acquisition-related expenses and an unfavorable impact from foreign currency.

The effective tax rate for the first nine months of 2011 was 31.0% compared with 30.4% for the first nine months of 2010. The effective tax rate for the first nine months of 2011 included the impact of the accelerated vesting of non-deductible restricted stock amortization. The effective tax rate for the first nine months of 2010 included the favorable results from certain audit settlements.

Net income for the first nine months of 2011 was $282.6 million, an increase of $79.9 million or 39.4% when compared with $202.7 million for the first nine months of 2010. Diluted earnings per share for the first nine months of 2011 were $1.74, an increase of $0.48 or 38.1% when compared with $1.26 per diluted share for the first nine months of 2010.

Segment Results

EIG’s net sales totaled $1,205.7 million for the first nine months of 2011, an increase of $259.4 million or 27.4% when compared with $946.3 million for the first nine months of 2010. The net sales increase was due to internal growth of approximately 18%, excluding a favorable 2% effect of foreign currency translation, and was driven primarily by increases in EIG’s process, power and industrial businesses. The acquisition of Atlas primarily accounted for the remainder of the net sales increase.

EIG’s operating income was $303.9 million for the first nine months of 2011, an increase of $78.1 million or 34.6% when compared with $225.8 million for the first nine months of 2010. EIG’s operating margins were 25.2% of net sales for the first nine months of 2011 compared with 23.9% of net sales for the first nine months of 2010. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

EMG’s net sales totaled $1,021.4 million for the first nine months of 2011, an increase of $174.7 million or 20.6% when compared with $846.7 million for the first nine months of 2010. The net sales increase was due to internal growth of approximately 7%, excluding a favorable 1% effect of foreign currency translation, and was driven by increases in EMG’s differentiated businesses. The acquisitions of Coining, Avicenna, Haydon Enterprises and TSE accounted for the remainder of the net sales increase.

EMG’s operating income was $200.4 million for the first nine months of 2011, an increase of $48.9 million or 32.3% when compared with $151.5 million for the first nine months of 2010. EMG’s operating margins were 19.6% of net sales for the first nine months of 2011 compared with 17.9% of net sales for the first nine months of 2010. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $355.8 million for the first nine months of 2011, an increase of $61.1 million or 20.7% when compared with $294.7 million for the first nine months of 2010. The increase in cash provided by operating activities was primarily due to the $79.9 million increase in net income, partially offset by higher overall operating working capital levels necessary to grow the Company’s businesses. Free cash flow (cash flow provided by operating activities less capital expenditures) was $323.4 million for the first nine months of 2011, compared with $272.2 million for the first nine months of 2010. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $523.4 million for the first nine months of 2011, compared with $393.3 million for the first nine months of 2010. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $217.1 million for the first nine months of 2011, compared with $392.3 million for the first nine months of 2010. For the first nine months of 2011, the Company paid $183.0 million for two business acquisitions, net of cash received, compared with $373.7 million paid for five business acquisitions, net of cash received, for the first nine months of 2010. Additions to property, plant and equipment totaled $32.4 million for the first nine months of 2011, compared with $22.4 million for the first nine months of 2010.

Cash used for financing activities totaled $78.2 million for the first nine months of 2011, compared with $11.8 million for the first nine months of 2010. For the first nine months of 2011, net total borrowings decreased by $57.3 million, compared with a net total borrowings increase of $74.0 million for the first nine months of 2010. For the first nine months of 2011, the Company repurchased 0.4 million shares of the its common stock for $16.4 million, compared with $78.6 million used for repurchases of 3.1 million shares of the Company’s common stock for the first nine months of 2010. At September 30, 2011, $48.5 million was available under the current Board authorization for future share repurchases.

In October 2011, the Company repurchased an additional 1.3 million shares of its common stock for $43.0 million. On November 2, 2011, the Board of Directors approved an increase of $100 million in the authorization for the repurchase of the Company’s common stock. This increase was added to the $5.5 million that remained available at October 31, 2011 from existing authorizations approved in 2010. As of the filing date of this Quarterly Report on Form 10-Q, $105.5 million was available under the current Board authorization for future share repurchases.

In September 2011, AMETEK completed a new five-year revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. Interest rates on outstanding loans under the revolving credit facility are at the applicable London Interbank Offered Rate (“LIBOR”) plus a negotiated spread, or at the U.S. prime rate. The new revolving credit facility replaced a $450 million total borrowing capacity revolving credit facility, which excluded a $100 million accordion feature, due to expire in June 2012. The new revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy. At September 30, 2011, the Company had available borrowing capacity of $644.9 million under its revolving credit facility.

In the third quarter of 2010, the Company paid in full an expiring 50 million British pound ($78.2 million) 5.96% senior note. Also in the third quarter of 2010, the Company issued an 80 million British pound ($124.7 million at September 30, 2011) 4.68% senior note due in September 2020.

Financial Condition (continued)

At September 30, 2011, total debt outstanding was $1,111.2 million, compared with $1,168.5 million at December 31, 2010, with no significant maturities until 2015. The debt-to-capital ratio was 35.2% at September 30, 2011, compared with 39.7% at December 31, 2010. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 30.4% at September 30, 2011, compared with 36.2% at December 31, 2010. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first nine months of 2011, cash and cash equivalents at September 30, 2011 totaled $218.3 million, compared with $163.2 million at December 31, 2010. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the system of disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in all material respects as of September 30, 2011.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2011 to July 31, 2011	—	$—	—	$53,517,827
August 1, 2011 to August 31, 2011	—	—	—	53,517,827
September 1, 2011 to September 30, 2011	147,000	34.26	—	48,478,124

Total	147,000	—	—

(1)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $75 million authorization for the repurchase of its common stock announced on January 28, 2010. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ Robert R. Mandos, Jr.
Robert R. Mandos, Jr.
Senior Vice President and Comptroller
(Principal Accounting Officer)

November 3, 2011