Form 10-K
period 2011-12-31
AMETEK INC/
filed 2012-02-23
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-12981

AMETEK, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14-1682544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Cassatt Road P.O. Box 1764 Berwyn, Pennsylvania	19312-1177 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (610) 647-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value (voting)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7.2 billion as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2012 was 160,491,092.

Documents Incorporated by Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 1, 2012.

AMETEK, Inc.

2011 Form 10-K Annual Report

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

Website Access to Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com (in the “Investors — Financial News and Information” section), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company has posted, free of charge, to the investor information portion of its website, its corporate governance guidelines, Board committee charters and codes of ethics. Such documents are also available in published form, free of charge, to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 1100 Cassatt Road, Berwyn, Pennsylvania, 19312.

Products and Services

The Company markets its products worldwide through two operating groups, the Electronic Instruments Group (“EIG”) and the Electromechanical Group (“EMG”). EIG builds monitoring, testing, calibration and display devices for the process, aerospace, industrial, power and medical markets. EMG produces highly engineered electromechanical connectors for hermetic (moisture-proof) applications, specialty metals for niche markets and brushless air-moving motors, blowers and heat exchangers. End markets include aerospace, defense, mass transit, medical, office products and other industrial markets. The Company continues to grow through strategic acquisitions focused on differentiated niche markets in instrumentation and electromechanical devices.

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

Technological and Development Capabilities.    AMETEK believes it has certain technological advantages over its competitors that allow it to develop innovative products and maintain leading market positions. Historically, the Company has grown by extending its technical expertise into the manufacture of customized products for its customers, as well as through strategic acquisitions. EIG competes primarily on the basis of product innovation in several highly specialized instrumentation markets, including process measurement, aerospace, power, heavy-vehicle dashboard and medical instrumentation. EMG’s differentiated businesses focus on developing customized products for specialized applications in aerospace and defense, medical, business machines and other industrial applications. In its floorcare and specialty motor business, EMG focuses on low-cost design and manufacturing, while enhancing motor-blower performance through advances in power, efficiency, lighter weight and quieter operation.

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

Experienced Management Team.    Another key component of AMETEK’s success is the strength of its management team and its commitment to the performance of the Company. AMETEK’s senior management has extensive experience, averaging approximately 26 years with the Company, and is financially committed to the Company’s success through Company-established stock ownership guidelines and equity incentive programs.

Business Strategy

AMETEK’s objectives are to increase the Company’s earnings and financial returns through a combination of operational and financial strategies. Those operational strategies include Operational Excellence, New Product Development, Global and Market Expansion and Strategic Acquisitions and Alliances programs designed to achieve double-digit annual percentage growth in earnings per share over the business cycle and a superior return on total capital. To support those operational objectives, financial initiatives have been, or may be, undertaken, including public and private debt or equity issuance, bank debt refinancing, local financing in certain foreign countries and share repurchases. AMETEK’s commitment to earnings growth is reflected in its continued implementation of cost-reduction programs designed to achieve the Company’s long-term best-cost objectives.

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

New Product Development.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has consistently maintained its investment in new product development, and, in 2011, added to its highly differentiated product portfolio with a range of new products across each of its businesses. Its most recent product introductions include:

•	CAMECA EX-300 metrology tool that utilizes a unique surface profiling technique developed specifically for advanced semiconductor fabrication;

•	Pittman® high-performance slotless, brushless DC motors in autoclavable versions for medical instruments, dental drills and other compact medical devices;

•	SPECTROBLUE™ high-performance spectrometer with a robust design and simplified operation for high-accuracy analysis of metals and other materials;

•	GEMCO® 955 eBrik linear displacement transducer for accurate and reliable position sensing for a wide range of factory automation applications;

•	Talyrond 500 multi-functional metrology tool for roundness, roughness and surface finish analysis used in ultraprecision machining applications;

•	Eclipse II™ high-frequency industrial battery charging system that provides high-efficiency battery charging of fork lifts and other electric vehicles;

•	MINIFLASH™ Touch flash point tester that provides fast screening of diesel, other fuels and flammable liquids utilizing a user friendly touch-screen design;

•	Haydon Kerk® SRA04 Motorized ScrewRail linear actuator that combines a precision rolled lead screw with a compact stepper motor for a range of precision motion control applications;

•	Chatillon® digital force gauges that include a full-color display and Bluetooth connectivity for a host of automotive, biomedical, general manufacturing, military and pharmaceutical applications;

•	Arc Series robust thermal imaging cameras that provide accurate high-temperature thermal profiles for highly demanding industrial applications;

•	C110 Grade Pfinodal alloys made with proprietary powder metal technology and patented forging techniques for demanding industrial applications such as oil and gas exploration and production; and

•

Lloyd Instruments™ LS1 advanced materials tester used to determine the performance characteristics of plastics, packaging, medical devices, automotive electronics, textiles, rubber and pharmaceuticals among others.

Global and Market Expansion.    AMETEK’s largest presence outside the United States is in Europe, where it has operations in the United Kingdom, Germany, Denmark, Italy, the Czech Republic, Romania, France, Austria, Switzerland and the Netherlands. These operations provide design, engineering and manufacturing capability, product-line breadth, enhanced European distribution channels and low-cost production. AMETEK has a leading market position in European floorcare motors and a significant presence in many of its instrument businesses. It has grown sales in Latin America and Asia by building and expanding low-cost electric motor and instrument plants in Reynosa, Mexico and motor manufacturing plants near Sao Paulo, Brazil and in Shanghai, China. It also continues to achieve geographic expansion and market expansion in Asia through joint ventures in China, Taiwan and Japan and a direct sales and marketing presence in Singapore, Japan, China, Taiwan, Hong Kong, South Korea, India, the Middle East and Russia.

Strategic Acquisitions and Alliances.    The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired businesses. Since the beginning of 2007, through December 31, 2011, the Company has completed 27 acquisitions with annualized sales totaling approximately $1 billion, including five acquisitions in 2011 (see “Recent Acquisitions”). Through these and prior acquisitions, the Company’s management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue this acquisition strategy.

2011 OVERVIEW

Operating Performance

In 2011, AMETEK achieved sales of $3.0 billion, an increase of 21% from 2010 and established records for net sales, operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from strong internal growth in each of the Company’s two reportable segments, as well as contributions from recent acquisitions.

Financing

In September 2011, AMETEK completed a new five-year revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The new revolving credit facility replaced a $450 million total borrowing capacity revolving credit facility, which excluded a $100 million accordion feature, that was due to expire in June 2012. The new revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy.

In the fourth quarter of 2011, the Company issued a 55 million Swiss franc ($59.0 million) 2.44% senior note due December 2021.

Recent Acquisitions

The Company spent $474.9 million in cash, net of cash acquired, for five business acquisitions in 2011.

In April 2011, the Company acquired Avicenna Technology, Inc. (“Avicenna”), a supplier of custom, fine-featured components used in the medical device industry. Avicenna is part of EMG.

In May 2011, the Company acquired Coining Holding Company (“Coining”), a leading supplier of custom-shaped metal preforms, microstampings and bonding wire solutions for interconnect applications in microelectronics packaging and assembly. Coining is part of EMG.

In October 2011, the Company acquired Reichert Technologies, a manufacturer of analytical instruments and diagnostic devices for the eye care market. Reichert Technologies is part of EIG.

In October 2011, the Company acquired EM Test (Switzerland) GmbH, a manufacturer of advanced monitoring, testing, calibrating and display instruments in the electrical immunity testing and emissions measurement market. EM Test is part of EIG.

In December 2011, the Company acquired Technical Manufacturing Corporation (“TMC”), a world leader in high-performance vibration isolation systems and optical test benches used to isolate highly sensitive instruments for the microelectronics, life sciences, photonics and ultra-precision manufacturing industries. TMC is part of EIG.

Financial Information About Reportable Segments, Foreign Operations and Export Sales

Information with respect to reportable segments and geographic areas is set forth in Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company’s international sales increased 24% to $1,501.1 million in 2011. The increase in international sales resulted from overall higher sales growth, driven by continued strong expansion into Asia, as well as growth in Europe, and includes the effect of foreign currency translation. The Company experienced increases in export sales of products manufactured in the United States, as well as increased sales from overseas operations. International sales represented 50.2% of consolidated net sales in 2011 compared with 49.0% in 2010.

Description of Business

The products and markets of each reportable segment are described below:

EIG

EIG is comprised of a group of differentiated businesses. EIG applies its specialized market focus and technology to manufacture instruments used for testing, monitoring, calibration and display for the process, aerospace, industrial and power markets. EIG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EIG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including aerospace engine sensors, heavy-vehicle instrument panels, analytical instrumentation, level measurement products, power instruments and pressure gauges. It has joint venture operations in China, Taiwan and Japan. EIG’s 2011 net sales to customers outside the United States were 56%.

At December 31, 2011, EIG employed approximately 6,100 people, of whom approximately 800 were covered by collective bargaining agreements. EIG had 56 operating facilities: 35 in the United States, seven in the United Kingdom, five in Germany, three in France, two in Switzerland and one each in Argentina, Austria, Canada and Denmark at December 31, 2011. EIG also shares operating facilities with EMG in China and Mexico.

Process and Analytical Instrumentation Markets and Products

Process and analytical measurement and analysis instruments represented 66% of EIG’s 2011 net sales. These include: oxygen, moisture, combustion and liquid analyzers; emission monitors; spectrometers; mechanical and electronic pressure sensors and transmitters; radiation measurement devices; level measurement devices; precision pumping systems; and force-measurement and materials testing instrumentation. EIG’s focus is on the process industries, including oil, gas and petrochemical refining, power generation, specialty gas production, water and waste treatment, natural gas distribution and semiconductor manufacturing. AMETEK’s analytical instruments are also used for precision measurement in a number of other applications including radiation detection for the U.S. Department of Homeland Security, materials analysis, nanotechnology research and other test and measurement applications.

TMC, acquired in December 2011, serves the leading manufacturers of life sciences, photonics and semiconductor equipment with a broad range of custom active piezoelectric vibration cancellation systems, based on their patented active piezo technology. TMC also supplies passive vibration cancellation systems, optical test tables, acoustic isolation hoods and magnetic isolation hoods. TMC is an excellent fit with the Company’s high-end analytical instruments businesses and further broadens AMETEK’s product offerings and expertise in ultra precision manufacturing.

Reichert Technologies, acquired in October 2011, is a leader and innovator in high-technology instruments used by ophthalmologists, optometrists, and opticians for vision correction and the screening and diagnosis of eye diseases such as glaucoma and macular degeneration. Reichert Technologies expands AMETEK’s business in the medical market.

Atlas Material Testing Technology LLC (“Atlas”), acquired in November 2010, has products which include weather exposure test systems, corrosion-testing instruments, specialty lighting systems, and large-scale weathering test chambers. In addition, Atlas offers indoor laboratory and outdoor testing services, photovoltaic and solar testing and consulting. Atlas provides the Company with another growth platform in the materials testing equipment market and broadens AMETEK’s presence in the fast-growing photovoltaic testing market.

Power and Industrial Instrumentation Markets and Products

Power and industrial instrumentation markets represented 24% of EIG’s 2011 net sales.

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

EM Test, acquired in October 2011, is a global leader in equipment used to perform electrical immunity and electromagnetic compatibility testing. EM Test manufactures a full line of conducted electromagnetic compatibility test equipment, including electrical fast transient generators, electrostatic discharge simulators, surge generators, waveform simulators and multifunctional generators. Its products are used in test applications by a wide range of industries to ensure that electronic and electrical products are not susceptible to external electromagnetic disturbances and do not generate electromagnetic disturbances that might affect other products or instruments.

Aerospace Instrumentation Markets and Products

Aerospace products represented 10% of EIG’s 2011 net sales. AMETEK’s aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements. Its aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Acquisitions have complemented and expanded EIG’s core sensor and transducer product line, used in a wide range of aerospace applications.

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

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 9% of EIG’s 2011 net sales were made to its five largest customers.

EMG

EMG is among the leaders in many of the specialized markets it serves, including highly engineered motors, blowers, fans, heat exchangers, connectors, and other electromechanical products or systems for commercial and military aerospace applications, defense, medical equipment, business machines, computers and other power or industrial applications. In its floorcare and specialty motor business, the Company believes it is an industry leader in the development and production of high-speed, air-moving electric motors for OEMs of floorcare products and other specialty applications. EMG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. EMG’s 2011 net sales to customers outside the United States were 43%.

At December 31, 2011, EMG employed approximately 5,900 people, of whom approximately 1,300 were covered by collective bargaining agreements (including some that are covered by local unions). EMG had 58 operating facilities: 34 in the United States, nine in the United Kingdom, three in France, two each in China, Czech Republic, Italy and Mexico and one each in Brazil, Malaysia, Morocco and Taiwan at December 31, 2011.

Differentiated Businesses

Differentiated businesses account for an increasing proportion of EMG’s overall sales base. Differentiated businesses represented 82% of EMG’s net sales in 2011 and are comprised of the technical motors and systems businesses and the engineered materials, interconnects and packaging businesses.

Technical Motors and Systems Markets and Products

Technical motors and systems, representing 45% of EMG’s 2011 net sales, consist of brushless motors, blowers and pumps, as well as other electromechanical systems. These products are used in aerospace and defense, business machines, computer equipment, mass transit vehicles, medical equipment, power, and industrial applications.

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

Haydon Enterprises, acquired in July 2010, complements the Company’s highly differentiated technical motor business, which shares common markets, customers and distribution channels, and places AMETEK in a unique position as the premier industry provider of high-end linear and rotary motion control solutions.

EMG also serves the commercial and military aerospace third-party maintenance, repair and overhaul (“MRO”) market. These services are provided on a global basis with facilities in the United States, Europe and Singapore.

Engineered Materials, Interconnects and Packaging Markets and Products

Engineered materials, interconnects and packaging products represented 37% of EMG’s 2011 net sales. AMETEK is an innovator and market leader in specialized metal powder, strip, wire and bonded products. It produces stainless steel and nickel clad alloys; stainless steel, cobalt and nickel alloy powders; metal strip; specialty shaped and electronic wire; and advanced metal matrix composites used in electronic thermal management. Its products are used in automotive, appliance, medical and surgical, aerospace, telecommunications, marine and general industrial applications. Its niche market focus is based upon proprietary manufacturing technology and strong customer relationships.

Coining, acquired in May 2011, is a global leader in custom-shaped preforms, microstampings and wire used for joining electronic circuitry, packaging microelectronics and providing thermal protection and electric conductivity for a wide range of electronic devices. Coining’s products are used in highly engineered applications for the RF/microwave, photonics, medical, aerospace and defense, and general electronics industries.

Avicenna, acquired in April 2011, provides the Company with additional expertise in producing fine-featured catheter and other medical components for leads, guide wires and custom medical assemblies. Avicenna complements the Company’s medical device market businesses and is an excellent fit with its Technical Services for Electronics (“TSE”) business.

TSE, acquired in June 2010, expands the Company’s position in the medical device market and is an excellent fit with the HCC Industries division, which manufactures highly engineered electronic interconnects and microelectronics packaging for sophisticated electronic applications.

The combination of Avicenna and TSE positions AMETEK as the only medical interconnects provider with integrated capabilities for the catheter, cardiac and neurostimulation markets.

Floorcare and Specialty Motor Markets and Products

Floorcare and specialty motor markets represented 18% of EMG’s 2011 net sales, where it sells air-moving electric motors to many of the world’s major floorcare OEMs, including vertically integrated OEMs that produce some of their own motors. EMG produces motor-blowers for a full range of floorcare products, ranging from hand-held, canister and upright vacuums to central vacuums for residential use. High-performance vacuum motors also are marketed for commercial and industrial applications.

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

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 9% of EMG’s 2011 net sales were made to its five largest customers.

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

EMG’s differentiated businesses have competition from a limited number of companies in each of their markets. Competition is generally based on product innovation, performance and price. There also is competition from alternative materials and processes. In its floorcare and specialty motor businesses, EMG has limited domestic competition in the U.S. floorcare market from independent manufacturers. Competition is strong from Asian motor manufacturers that serve both the U.S. and the European floorcare markets. Global vacuum motor production is continually being shifted to Asia where AMETEK has a smaller market position. There is potential competition from vertically integrated manufacturers of floorcare products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production.

Backlog and Seasonal Variations of Business

The Company’s backlog of unfilled orders by business segment was as follows at December 31:

	2011	2010	2009
	(In millions)
Electronic Instruments	$437.5	$370.2	$284.3
Electromechanical	473.9	458.6	364.1

Total	$911.4	$828.8	$648.4

The higher backlog at December 31, 2011 was due to higher order levels and the acquired backlog of 2011 acquisitions.

Of the total backlog of unfilled orders at December 31, 2011, approximately 88% is expected to be shipped by December 31, 2012. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

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

Research, Development and Engineering

The Company is committed to research, development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, development and engineering costs before customer reimbursement were $137.6 million, $112.1 million and $101.4 million in 2011, 2010 and 2009, respectively. Customer reimbursements in 2011, 2010 and 2009 were $6.1 million, $6.4 million and $5.5 million, respectively. These amounts included net Company-funded research and development expenses of $78.0 million, $56.8 million and $50.5 million in 2011, 2010 and 2009, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Information with respect to environmental matters is set forth in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters” and in Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Employees

At December 31, 2011, the Company employed approximately 12,200 people in its EMG, EIG and corporate operations, of whom approximately 2,100 employees were covered by collective bargaining agreements. The Company has two collective bargaining agreements that will expire in 2012, which cover less than 100 employees. The Company expects no material adverse effects from the pending labor contract negotiations.

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

You should consider carefully the following risk factors and all other information contained in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2007, through December 31, 2011, we have completed 27 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategies in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:

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

The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Furthermore, even if successfully integrated, the acquired business may not achieve the results we expected or produce expected benefits in the time frame planned. Failure to continue with our acquisition strategy and the successful integration of acquired businesses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

International sales for 2011 and 2010 represented 50.2% and 49.0% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. International operations are subject to the customary risks of operating in an international environment, including:

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

We have multiple sources of supply for our major raw material requirements and we are not dependent on any one supplier; however, certain items, including base metals and certain steel components, are available only from a limited number of suppliers and are subject to commodity market fluctuations. Shortages in raw materials or price increases therefore could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Our goodwill and other intangible assets represent a substantial amount of our total assets and the impairment of such substantial goodwill and intangible assets could have a negative impact on our financial condition and results of operations.

Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2011, goodwill and other intangible assets, net of accumulated amortization, totaled $2,789.2 million or 65% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2011, the Company had 114 operating facilities in 23 states and 16 foreign countries. Of these facilities, 55 are owned by the Company and 59 are leased. The properties owned by the Company consist of approximately 677 acres, of which approximately 4.3 million square feet are under roof. Under lease is a total of approximately 1.8 million square feet. The leases expire over a range of years from 2011 to 2082, with renewal options for varying terms contained in many of the leases. Production facilities in China, Taiwan and Japan provide the Company with additional production capacity through the Company’s investment in 50% or less owned joint ventures. The Company’s executive offices in Berwyn, Pennsylvania, occupy approximately 43,000 square feet under a lease that expires in September 2023.

The Company’s machinery and equipment, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by business segment were as follows at December 31, 2011:

	Number of Operating Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased
Electronic Instruments	26	30	2,000,000	1,091,000
Electromechanical	29	29	2,322,000	743,000

Total	55	59	4,322,000	1,834,000

Item 3.	Legal Proceedings

Please refer to “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 to the Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain litigation matters.

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

The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 31, 2012, there were approximately 2,200 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

Under its share repurchase program, the Company repurchased 1.7 million shares of common stock for $59.3 million in 2011 and 3.1 million shares of common stock for $78.6 million in 2010 primarily to offset the dilutive effect of shares granted as equity-based compensation.

The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Dividends paid per share	$0.06	$0.06	$0.06	$0.06
Common stock trading range:
High	$44.83	$47.00	$46.59	$43.73
Low	$38.38	$40.38	$32.67	$30.87

2010
Dividends paid per share	$0.04	$0.04	$0.04	$0.06
Common stock trading range:
High	$27.89	$29.59	$32.41	$41.34
Low	$23.76	$25.33	$26.46	$31.55

Issuer Purchases of Equity Securities

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2011 to October 31, 2011	1,279,100	$33.58	1,279,100	$5,526,184
November 1, 2011 to November 30, 2011	—	—	—	105,526,184
December 1, 2011 to December 31, 2011	—	—	—	105,526,184

Total	1,279,100	33.58	1,279,100

(1)

Consists of the number of shares purchased pursuant to the Company’s Board of Directors $75 million authorization for the repurchase of its common stock announced on January 28, 2010. In November 2011, the Board of Directors approved an increase of $100 million in the authorization for the repurchase of the Company’s common stock. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,466,439	$27.75	9,947,284
Equity compensation plans not approved by security holders	—	—	—

Total	5,466,439	$27.75	9,947,284

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

The following graph and accompanying table compare the cumulative total stockholder return for AMETEK, Inc. over the last five years ended December 31, 2011 with total returns for the same period for the Russell 1000 Index and the Dow Jones U.S. Electronic Equipment Index. The performance graph and table assume a $100 investment made on December 31, 2006 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	December 31,
	2006	2007	2008	2009	2010	2011
AMETEK, Inc.	$100.00	$148.01	$96.01	$122.40	$189.54	$204.50
Russell 1000 Index*	100.00	105.77	66.01	84.77	98.42	99.90
Dow Jones U.S. Electronic Equipment Index*	100.00	117.34	68.89	99.05	133.21	121.36

*	Includes AMETEK, Inc.

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2011, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

2011	2010	2009	2008	2007
(In millions, except per share amounts)
Consolidated Operating Results (Year Ended December 31):
Net sales	$2,989.9	$2,471.0	$2,098.4	$2,531.1	$2,136.9
Operating income	$635.9	$482.2	$366.1	$432.7	$386.6
Interest expense	$(69.7)	$(67.5)	$(68.8)	$(63.7)	$(46.9)
Net income	$384.5	$283.9	$205.8	$247.0	$228.0
Earnings per share:
Basic	$2.40	$1.79	$1.28	$1.55	$1.44
Diluted	$2.37	$1.76	$1.27	$1.53	$1.41
Dividends declared and paid per share	$0.24	$0.18	$0.16	$0.16	$0.16
Weighted average common shares outstanding:
Basic	160.3	159.1	160.2	159.2	158.7
Diluted	162.1	160.9	161.8	161.2	161.4
Performance Measures and Other Data:
Operating income — Return on net sales	21.3%	19.5%	17.4%	17.1%	18.1%
— Return on average total assets	15.6%	13.6%	11.6%	14.9%	15.9%
Net income — Return on average total capital(1)	12.3%	10.2%	8.2%	10.9%	12.0%
— Return on average stockholders’ equity(1)	20.1%	17.0%	14.4%	19.5%	20.7%
EBITDA(2)	$712.2	$545.9	$428.0	$489.4	$433.9
Ratio of EBITDA to interest expense(2)	10.2	x	8.2	x	6.3	x	7.7	x	9.3	x
Depreciation and amortization	$86.5	$72.9	$65.5	$63.3	$52.7
Capital expenditures	$50.8	$39.2	$33.1	$44.2	$37.6
Cash provided by operating activities	$508.6	$423.0	$364.7	$247.3	$278.5
Free cash flow(3)	$457.8	$383.8	$331.6	$203.1	$240.9
Consolidated Financial Position (At December 31):
Current assets	$1,059.1	$974.5	$969.4	$954.6	$952.2
Current liabilities	$628.9	$550.9	$424.3	$447.5	$640.8
Property, plant and equipment, net	$325.3	$318.1	$310.1	$307.9	$293.1
Total assets	$4,319.5	$3,818.9	$3,246.0	$3,055.5	$2,745.7
Long-term debt	$1,123.4	$1,071.4	$955.9	$1,093.2	$667.0
Total debt	$1,263.9	$1,168.5	$1,041.7	$1,111.7	$903.0
Stockholders’ equity(1)	$2,052.8	$1,775.2	$1,567.0	$1,287.8	$1,240.7
Stockholders’ equity per share(1)	$12.80	$11.05	$9.68	$8.04	$7.70
Total debt as a percentage of capitalization(1)	38.1%	39.7%	39.9%	46.3%	42.1%
Net debt as a percentage of capitalization(1)(4)	34.8%	36.2%	33.7%	44.3%	37.1%

See Notes to Selected Financial Data on the following page.

Notes to Selected Financial Data

(1)

The adoption of provisions in Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes as of January 1, 2007, resulted in a $5.9 million charge to the opening balance of stockholders’ equity.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions)
Net income	$384.5	$283.9	$205.8	$247.0	$228.0

Add (deduct):
Interest expense	69.7	67.5	68.8	63.7	46.9
Interest income	(0.7)	(0.7)	(1.0)	(3.9)	(2.1)
Income taxes	172.2	122.3	88.9	119.3	108.4
Depreciation	48.9	45.4	42.2	45.8	42.3
Amortization	37.6	27.5	23.3	17.5	10.4

Total adjustments	327.7	262.0	222.2	242.4	205.9

EBITDA	$712.2	$545.9	$428.0	$489.4	$433.9

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions)
Cash provided by operating activities	$508.6	$423.0	$364.7	$247.3	$278.5
Deduct: Capital expenditures	(50.8)	(39.2)	(33.1)	(44.2)	(37.6)

Free cash flow	$457.8	$383.8	$331.6	$203.1	$240.9

(4)

Net debt represents total debt minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by securities analysts, investors and other parties in evaluating the Company. (Also see note 2 above). The following table presents the reconciliation of total debt reported in accordance with U.S. GAAP to net debt:

	December 31,
	2011	2010	2009	2008	2007
	(In millions)
Total debt	$1,263.9	$1,168.5	$1,041.7	$1,111.7	$903.0
Less: Cash and cash equivalents	(170.4)	(163.2)	(246.4)	(87.0)	(170.1)

Net debt	1,093.5	1,005.3	795.3	1,024.7	732.9
Stockholders’ equity	2,052.8	1,775.2	1,567.0	1,287.8	1,240.7

Capitalization (net debt plus stockholders’ equity)	$3,146.3	$2,780.5	$2,362.3	$2,312.5	$1,973.6

Net debt as a percentage of capitalization	34.8%	36.2%	33.7%	44.3%	37.1%

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

Business Overview

As a global business, AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2011, the Company established records for net sales, operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The impact of contributions from recent acquisitions, combined with successful Operational Excellence initiatives, had a positive impact on 2011 results. The Company also benefited from its strategic initiatives under AMETEK’s four growth strategies: Operational Excellence, New Product Development, Global and Market Expansion and Strategic Acquisitions and Alliances. Highlights of 2011 were:

•

In 2011, net sales were $3.0 billion, an increase of $518.9 million or 21.0% from 2010, on internal growth of approximately 16% in the Electronic Instruments Group (“EIG”) and 6% in the Electromechanical Group (“EMG”) excluding the effect of foreign currency translation, and contributions from the 2010 and 2011 acquisitions.

•	Net income for 2011 was $384.5 million, an increase of $100.6 million or 35.4% when compared with $283.9 million in 2010.

•	During 2011, the Company completed the following acquisitions:

•	In April 2011, the Company acquired Avicenna Technology, Inc. (“Avicenna”), a supplier of custom, fine-featured components used in the medical device industry.

•

In May 2011, the Company acquired Coining Holding Company (“Coining”), a leading supplier of custom-shaped metal preforms, microstampings and bonding wire solutions for interconnect applications in microelectronics packaging and assembly.

•	In October 2011, the Company acquired Reichert Technologies, a manufacturer of analytical instruments and diagnostic devices for the eye care market.

•

In October 2011, the Company acquired EM Test (Switzerland) GmbH, a manufacturer of advanced monitoring, testing, calibrating and display instruments in the electrical immunity testing and emissions measurement markets.

•

In December 2011, the Company acquired Technical Manufacturing Corporation (“TMC”), a world leader in high-performance vibration isolation systems and optical test benches used to isolate highly sensitive instruments for the microelectronics, life sciences, photonics and ultra-precision manufacturing industries.

•	Higher earnings resulted in record cash flow provided by operating activities that totaled $508.6 million for 2011, a $85.6 million or 20.2% increase from 2010.

•

The Company continues to maintain a strong international sales presence. International sales, including U.S. export sales, were $1,501.1 million or 50.2% of net sales in 2011, compared with $1,211.3 million or 49.0% of net sales in 2010.

•

New orders for 2011 were $3,072.5 million, an increase of $421.2 million or 15.9% when compared with $2,651.3 million in 2010. As a result, the Company’s backlog of unfilled orders at December 31, 2011 was a year end record at $911.4 million.

•

The Company continued its emphasis on investment in research, development and engineering, spending $137.6 million in 2011 before customer reimbursement of $6.1 million. Sales from products introduced in the last three years were $595.2 million or 19.9% of net sales.

•

In September 2011, AMETEK completed a new five-year revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The new revolving credit facility replaced a $450 million total borrowing capacity revolving credit facility, which excluded a $100 million accordion feature, that was due to expire in June 2012. At December 31, 2011, the Company had $742.7 million available under its revolving credit facility, including the $200 million accordion feature.

•	In the fourth quarter of 2011, the Company issued a 55 million Swiss franc ($59.0 million) 2.44% senior note due December 2021.

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net sales(1):
Electronic Instruments	$1,647,195	$1,324,113	$1,146,578
Electromechanical	1,342,719	1,146,839	951,777

Consolidated net sales	$2,989,914	$2,470,952	$2,098,355

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$420,197	$316,184	$232,875
Electromechanical	262,710	210,397	166,582

Total segment operating income	682,907	526,581	399,457
Corporate administrative and other expenses	(46,966)	(44,423)	(33,407)

Consolidated operating income	635,941	482,158	366,050
Interest and other expenses, net	(79,299)	(75,908)	(71,417)

Consolidated income before income taxes	$556,642	$406,250	$294,633

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Results of Operations

In 2011, the Company established records for sales, operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from strong internal growth in both EIG and EMG, as well as contributions from acquisitions completed in 2011 and the acquisitions of Technical Services for Electronics (“TSE”) in June 2010, Haydon Enterprises in July 2010 and Atlas Material Testing Technology LLC (“Atlas”) in November 2010. The full year impact of the 2011 acquisitions and our Operational Excellence capabilities should have a positive impact on our 2012 results.

Net sales for 2011 were $2,989.9 million, an increase of $518.9 million or 21.0% when compared with net sales of $2,471.0 million in 2010. Net sales for EIG were $1,647.2 million in 2011, an increase of 24.4% from net sales of $1,324.1 million in 2010. Net sales for EMG were $1,342.7 million in 2011, an increase of 17.1% from net sales of $1,146.8 million in 2010. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for 2011 was driven by strong internal sales growth of approximately 11%, which excludes a 1% favorable effect of foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.

Total international sales for 2011 were $1,501.1 million or 50.2% of net sales, an increase of $289.8 million or 23.9% when compared with international sales of $1,211.3 million or 49.0% of net sales in 2010. The $289.8 million increase in international sales resulted from higher sales growth noted above, driven by continued strong expansion into Asia, as well as growth in Europe, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain a strong international sales presence in Europe and Asia. Export shipments from the United States, which are included in total international sales, were $774.9 million in 2011, an increase of $210.4 million or 37.3% compared with $564.5 million in 2010. Export shipments improved due to increased exports from both the base businesses and the acquisitions noted above.

New orders for 2011 were $3,072.5 million, an increase of $421.2 million or 15.9% when compared with $2,651.3 million in 2010. For 2011, internal order growth was approximately 8%, excluding a 1% favorable effect of foreign currency translation, driven by the differentiated businesses of both EIG and EMG, with the acquisitions mentioned above accounting for the remainder of the increase. As a result, the Company’s backlog of unfilled orders at December 31, 2011 was a year end record at $911.4 million, an increase of $82.6 million or 10.0% when compared with $828.8 million at December 31, 2010.

Segment operating income for 2011 was $682.9 million, an increase of $156.3 million or 29.7% when compared with segment operating income of $526.6 million in 2010. Segment operating income, as a percentage of net sales, increased to 22.8% in 2011 from 21.3% in 2010. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s net sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

Selling, general and administrative (“SG&A”) expenses for 2011 were $349.3 million, an increase of $52.8 million or 17.8% when compared with $296.5 million in 2010. As a percentage of net sales, SG&A expenses were 11.7% for 2011, compared with 12.0% in 2010. A portion of the increase in SG&A expenses was the result of a $2.1 million charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2009 restricted stock grant in the second quarter of 2011. Selling expense increased $49.4 million or 19.5% for 2011 driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, decreased to 10.1% for 2011, compared with 10.3% for 2010. Base business selling expense increased approximately 11.6% for 2011, which was in line with internal sales growth.

Corporate administrative expenses for 2011 were $46.6 million, an increase of $3.5 million or 8.1% when compared with $43.1 million in 2010. As a percentage of net sales, corporate administrative expenses were 1.6%

for 2011, compared with 1.7% in 2010. The increase in corporate administrative expenses was primarily the result of equity-based compensation associated with the accelerated vesting of restricted stock in the second quarter of 2011, noted above, as well as higher compensation related expenses.

Consolidated operating income was $635.9 million or 21.3% of net sales for 2011, an increase of $153.7 million or 31.9% when compared with $482.2 million or 19.5% of net sales in 2010.

Interest expense was $69.7 million for 2011, an increase of $2.2 million or 3.3% when compared with $67.5 million in 2010. The increase was primarily due to the full year impact of the issuance of an 80 million British pound senior note in the third quarter of 2010, partially offset by the repayment of a 50 million British pound senior note in the third quarter of 2010.

Other expenses, net were $9.6 million for 2011, an increase of $1.2 million when compared with $8.4 million in 2010. The increase was primarily driven by higher acquisition-related expenses and an unfavorable impact from foreign currency.

The effective tax rate for 2011 was 30.9% compared with 30.1% in 2010. The effective tax rate for 2011 included the impact of the accelerated vesting of non-deductible restricted stock amortization. The effective tax rate for 2011 and 2010 included the impact of international statutory tax rate reductions and benefits obtained from a favorable mix of international taxable earnings. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Net income for 2011 was $384.5 million, an increase of $100.6 million or 35.4% when compared with $283.9 million in 2010. Diluted earnings per share for 2011 were $2.37, an increase of $0.61 or 34.7% when compared with $1.76 per diluted share in 2010.

Segment Results

EIG’s net sales totaled $1,647.2 million for 2011, an increase of $323.1 million or 24.4% when compared with $1,324.1 million in 2010. The net sales increase was due to internal growth of approximately 16%, excluding a favorable 1% effect of foreign currency translation, and was driven primarily by increases in EIG’s process, power and industrial businesses. The acquisitions of EM Test, Reichert Technologies and Atlas accounted for the remainder of the net sales increase.

EIG’s operating income was $420.2 million for 2011, an increase of $104.0 million or 32.9% when compared with $316.2 million in 2010. EIG’s operating margins were 25.5% of net sales for 2011 compared with 23.9% of net sales in 2010. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

EMG’s net sales totaled $1,342.7 million for 2011, an increase of $195.9 million or 17.1% when compared with $1,146.8 million in 2010. The net sales increase was due to internal growth of approximately 6%, excluding a favorable 1% effect of foreign currency translation, and was driven by increases in EMG’s differentiated businesses. The acquisitions of Coining, Avicenna, Haydon Enterprises and TSE accounted for the remainder of the net sales increase.

EMG’s operating income was $262.7 million for 2011, an increase of $52.3 million or 24.9% when compared with $210.4 million in 2010. EMG’s operating margins were 19.6% of net sales for 2011 compared with 18.3% of net sales in 2010. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Results of Operations

In 2010, the Company posted strong sales and established records for operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from strong internal growth in both EIG and EMG, as well as contributions from acquisitions of TSE, Haydon Enterprises and Atlas in 2010 and the acquisitions of High Standard Aviation in January 2009 and Ameron Global in December 2009. In the fourth quarter of 2009, the Company began to experience increased order rates which continued through 2010.

Net sales for 2010 were $2,471.0 million, an increase of $372.6 million or 17.8% when compared with net sales of $2,098.4 million in 2009. Net sales for EIG were $1,324.1 million in 2010, an increase of 15.5% from net sales of $1,146.6 million in 2009. Net sales for EMG were $1,146.8 million in 2010, an increase of 20.5% from net sales of $951.8 million in 2009. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for 2010 was driven by strong internal sales growth of approximately 13%, with no impact from foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.

Total international sales for 2010 were $1,211.3 million or 49.0% of net sales, an increase of $179.6 million or 17.4% when compared with international sales of $1,031.7 million or 49.2% of net sales in 2009. The $179.6 million increase in international sales resulted from higher sales growth noted above, as well as continued expansion into Asia, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain a strong international sales presence in Europe and Asia. Export shipments from the United States, which are included in total international sales, were $564.5 million in 2010, an increase of $150.4 million or 36.3% compared with $414.1 million in 2009. Export shipments improved due to increased exports from both the base businesses and the acquisitions noted above.

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

Segment operating income for 2010 was $526.6 million, an increase of $127.1 million or 31.8% when compared with segment operating income of $399.5 million in 2009. Segment operating income, as a percentage of net sales, increased to 21.3% in 2010 from 19.0% in 2009. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s net sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

SG&A expenses for 2010 were $296.5 million, an increase of $42.4 million or 16.7% when compared with $254.1 million in 2009. As a percentage of net sales, SG&A expenses were 12.0% for 2010, compared with 12.1% in 2009. Selling expense increased $32.4 million or 14.7% for 2010, which was in line with internal sales growth. Selling expenses, as a percentage of net sales, decreased to 10.3% for 2010, compared with 10.5% for 2009. Additionally, the Company’s acquisition strategy generally is to acquire differentiated businesses, which because of their distribution channels and higher marketing costs tend to have a higher content of selling expenses. Base business selling expense increased approximately 11.1% for 2010.

Corporate administrative expenses for 2010 were $43.1 million, an increase of $9.9 million or 29.8% when compared with $33.2 million in 2009. As a percentage of net sales, corporate administrative expenses were 1.7% for 2010, compared with 1.6% in 2009. The increase in corporate administrative expenses was primarily driven by higher compensation related expenses, as well as other costs necessary to grow the business.

Consolidated operating income was $482.2 million or 19.5% of net sales for 2010, an increase of $116.1 million or 31.7% when compared with $366.1 million or 17.4% of net sales in 2009.

Interest expense was $67.5 million for 2010, a decrease of $1.3 million or 1.9% when compared with $68.8 million in 2009. The decrease was primarily due to the impact of the repayment of a 40 million British pound borrowing under the revolving credit facility in the second quarter of 2009 and a 50 million British pound senior note in the third quarter of 2010, partially offset by the issuance of an 80 million British pound senior note in the third quarter of 2010.

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

Net income for 2010 was $283.9 million, an increase of $78.1 million or 37.9% when compared with $205.8 million in 2009. Diluted earnings per share for 2010 were $1.76, an increase of $0.49 or 38.6% when compared with $1.27 per diluted share in 2009.

Segment Results

EIG’s net sales totaled $1,324.1 million for 2010, an increase of $177.5 million or 15.5% when compared with $1,146.6 million in 2009. The net sales increase was due to internal growth of approximately 15%, with no impact from foreign currency translation, driven primarily by EIG’s process, power and industrial businesses. The acquisition of Atlas primarily accounted for the remainder of the net sales increase.

EIG’s operating income was $316.2 million for 2010, an increase of $83.3 million or 35.8% when compared with $232.9 million in 2009. EIG’s operating margins were 23.9% of net sales for 2010 compared with 20.3% of net sales in 2009. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

EMG’s net sales totaled $1,146.8 million for 2010, an increase of $195.0 million or 20.5% when compared with $951.8 million in 2009. The net sales increase was due to internal growth of approximately 12%, with no impact from foreign currency translation. The acquisitions of Ameron Global, TSE and Haydon Enterprises primarily accounted for the remainder of the net sales increase.

EMG’s operating income was $210.4 million for 2010, an increase of $43.8 million or 26.3% when compared with $166.6 million in 2009. EMG’s operating margins were 18.3% of net sales for 2010 compared with 17.5% of net sales in 2009. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s higher net sales, which includes the acquisitions mentioned above.

Liquidity and Capital Resources

Cash provided by operating activities totaled $508.6 million in 2011, an increase of $85.6 million or 20.2% when compared with $423.0 million in 2010. The increase in cash provided by operating activities was primarily due to the $100.6 million increase in net income, partially offset by higher overall operating working capital levels necessary to grow the Company’s businesses. Free cash flow (cash flow provided by operating activities less capital expenditures) was $457.8 million in 2011, compared with $383.8 million in 2010. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $712.2 million in 2011, compared with $545.9 million in 2010. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. generally accepted accounting principles (“GAAP”) measures to comparable non-GAAP measures).

Cash used for investing activities totaled $526.5 million in 2011, compared with $566.8 million in 2010. In 2011, the Company paid $474.9 million for five business acquisitions, net of cash received, compared with $538.6 million paid for six business acquisitions, net of cash received, in 2010. Additions to property, plant and equipment totaled $50.8 million in 2011, compared with $39.2 million in 2010.

Cash provided by financing activities totaled $31.9 million in 2011, compared with $62.6 million in 2010. In 2011, net total borrowings increased by $99.1 million, compared with a net total borrowings increase of $139.3 million in 2010. In 2011, the Company repurchased 1.7 million shares of its common stock for $59.3 million, compared with $78.6 million used for repurchases of 3.1 million shares of the Company’s common stock in 2010. In November 2011, the Board of Directors approved an increase of $100 million in the authorization for the repurchase of the Company’s common stock. At December 31, 2011, $105.5 million was available under the Board authorization for future share repurchases.

In September 2011, AMETEK completed a new five-year revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. Interest rates on outstanding loans under either the current or replaced revolving credit facility are at the applicable London Interbank Offered Rate (“LIBOR”) plus a negotiated spread, or at the U.S. prime rate. The new revolving credit facility replaced a $450 million total borrowing capacity revolving credit facility, which excluded a $100 million accordion feature, that was due to expire in June 2012. The new revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy. At December 31, 2011, the Company had available borrowing capacity of $742.7 million under its revolving credit facility, including the $200 million accordion feature.

In the fourth quarter of 2011, the Company issued a 55 million Swiss franc ($59.0 million) 2.44% senior note due December 2021.

In the third quarter of 2010, the Company paid in full an expiring 50 million British pound ($78.2 million) 5.96% senior note. In the third quarter of 2010, the Company issued an 80 million British pound ($124.3 million at December 31, 2011) 4.68% senior note due September 2020.

At December 31, 2011, total debt outstanding was $1,263.9 million, compared with $1,168.5 million at December 31, 2010, with no significant maturities until 2015. The debt-to-capital ratio was 38.1% at December 31, 2011, compared with 39.7% at December 31, 2010. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 34.8% at December 31, 2011, compared with 36.2% at December 31, 2010. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

Additional financing activities for 2011 include cash dividends paid of $38.4 million compared with $28.6 million in 2010. Proceeds from the exercise of employee stock options were $19.6 million in 2011, compared with $21.5 million in 2010.

As a result of all of the Company’s cash flow activities in 2011, cash and cash equivalents at December 31, 2011 totaled $170.4 million, compared with $163.2 million at December 31, 2010. At December 31, 2011, the Company had $168.2 million in cash outside the United States. The Company utilizes this cash to operate its international operations, as well as acquire international businesses. In the fourth quarter 2011, the Company utilized cash outside the United States to purchase EM Test. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2011.

	Payments Due
Contractual Obligations(1)	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
	(In millions)
Long-term debt(2)	$1,110.0	$—	$—	$252.0	$858.0
Revolving credit loans(3)	134.2	134.2	—	—	—
Capital lease(4)	10.8	0.9	2.0	2.1	5.8
Other indebtedness	8.9	5.4	2.1	1.4	—

Total debt	1,263.9	140.5	4.1	255.5	863.8
Interest on long-term fixed-rate debt	418.6	66.6	132.9	118.9	100.2
Noncancellable operating leases(5)	131.3	27.0	37.0	23.2	44.1
Purchase obligations(6)	275.5	264.9	10.4	0.2	—
Employee severance and other	11.6	11.6	—	—	—

Total	$2,100.9	$510.6	$184.4	$397.8	$1,008.1

(1)

The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2011 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

(2)	Includes the $450 million private placement completed in 2007 and the $350 million private placement completed in 2008.

(3)

Although not contractually obligated, the Company expects to have the capability to repay the revolving credit loan within one year as permitted in the credit agreement. Accordingly, $134.2 million was classified as short-term debt at December 31, 2011.

(4)	Represents a capital lease for a building and land associated with the Cameca SAS acquisition. The lease has a term of 12 years, which began in July 2006, and is payable quarterly.

(5)	The leases expire over a range of years from 2012 to 2082 with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.

(6)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

Other Commitments

The Company has standby letters of credit and surety bonds of $26.8 million related to performance and payment guarantees at December 31, 2011. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

Critical Accounting Policies

The Company has identified its critical accounting policies as those accounting policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations and that require the use of complex and subjective estimates based upon past experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from the estimates used. The consolidated financial statements and related notes contain information that is pertinent to the Company’s accounting policies and to Management’s Discussion and Analysis. The information that follows represents additional specific disclosures about the Company’s accounting policies regarding risks, estimates, subjective decisions or assessments whereby materially different financial condition and results of operations could have been reported had different assumptions been used or different conditions existed. Primary disclosure of the Company’s significant accounting policies is in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

•

Revenue Recognition.    The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2011, 2010 and 2009, the accrual for future warranty obligations was $22.5 million, $18.3 million and $16.0 million, respectively. The Company’s expense for warranty obligations was $13.2 million, $10.6 million and $8.2 million in 2011, 2010 and 2009, respectively. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances and warranty amounts are higher than past experience, additional accruals may be required.

•

Accounts Receivable.    The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables was $7.8 million and $6.0 million at December 31, 2011 and 2010, respectively.

•

Inventories.    The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 74% of its inventories at December 31, 2011. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 26% of its inventory at December 31, 2011. For inventories where cost is determined by the LIFO method, the FIFO value would have been $25.1 million and $23.9 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2011 and 2010, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

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

The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company’s long-range plan. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 66% to 443% for each of the Company’s reporting units.

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

The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2011, goodwill and other indefinite-lived intangible assets totaled $2,114.0 million or 48.9% of the Company’s total assets. The Company performed its required annual impairment tests in the fourth quarter of 2011 and determined that the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

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

•

Pensions.    The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2011, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. The discount rate used in determining the 2011 pension cost was 5.6% for U.S. defined benefit pension plans and 5.71% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2011 and determining the 2012 defined benefit pension cost was 5.0% for U.S. plans and 5.22% for foreign plans. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for 2011 of 8.0% for U.S. defined benefit pension plans and 6.96% for foreign plans. The Company will use 8.0% for the U.S. plans in 2012 and 6.96% for the foreign plans in 2012. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income investments and equity investments and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2011 pension expense for the U.S. plans was 3.75% and was 2.98% for the foreign plans. The U.S. rate of compensation increase will remain unchanged in 2012. The foreign plans’ rates of compensation increase will decrease slightly to 2.97% in 2012. In 2011, the Company recognized consolidated pre-tax pension income of $7.4 million from its U.S. and foreign defined benefit pension plans, compared with pre-tax pension income of $3.2 million recognized for these plans in 2010. The Company estimates its 2012 U.S. and foreign defined benefit pension pre-tax expense to be approximately $0.7 million.

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

To fund the plans, the Company made cash contributions to its defined benefit pension plans in 2011 which totaled $5.4 million, compared with $3.6 million in 2010. The Company anticipates making approximately $3 million to $6 million in cash contributions to its defined benefit pension plans in 2012.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (“ASU 2010-29”). ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma disclosure requirement for business combinations. ASU 2010-29 requires disclosure of pro forma revenue and earnings for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period for both the current and any comparable periods reported. The Company adopted the disclosure requirements of ASU 2010-29 effective January 1, 2011. See Note 5 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The Company has evaluated ASU 2011-04 and does not expect its adoption will have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. These amendments do not change the items that must be reported in other comprehensive income. The Company is currently evaluating the impact of adopting ASU 2011-05 that is effective for fiscal years beginning after December 15, 2011 and does not expect its adoption to impact the Company’s consolidated financial statements other than the change in presentation.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Accounting Standards Codification Topic 350, Intangibles — Goodwill and Other. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impacts of adopting ASU 2011-08 and intends to adopt ASU 2011-08 for the year ending December 31, 2012.

Internal Reinvestment

Capital Expenditures

Capital expenditures were $50.8 million or 1.7% of net sales in 2011, compared with $39.2 million or 1.6% of net sales in 2010. 55% of the expenditures in 2011 were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. The Company’s 2011 capital expenditures increased due to a continuing emphasis on spending to improve productivity and expand manufacturing capabilities. The 2012 capital expenditures are expected to approximate 1.8% of net sales, with a continued emphasis on spending to improve productivity.

Development and Engineering

The Company is committed to research, development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, development and engineering costs before customer reimbursement were $137.6 million, $112.1 million and $101.4 million in 2011, 2010 and 2009, respectively. Customer reimbursements in 2011, 2010 and 2009 were $6.1 million, $6.4 million and $5.5 million, respectively. These amounts included net Company-funded research and development expenses of $78.0 million, $56.8 million and $50.5 million, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. The Company believes these waste products were handled in compliance with regulations existing at that time. At December 31, 2011, the Company is named a Potentially Responsible Party (“PRP”) at 15 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In ten of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2011 and 2010 were $28.0 million and $31.3 million, respectively, for both non-owned and owned sites. In 2011, the Company recorded $1.2 million in reserves. Additionally, the Company spent $4.5 million on environmental matters in 2011. The Company’s reserves for environmental liabilities at December 31, 2011 and 2010 include reserves of $17.5 million and $18.9 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2011, the Company had $14.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

Market Risk

The Company’s primary exposures to market risk are fluctuations in interest rates, foreign currency exchange rates and commodity prices, which could impact its financial condition and results of operations. The Company addresses its exposure to these risks through its normal operating and financing activities. The Company’s differentiated and global business activities help to reduce the impact that any particular market risk may have on its operating income as a whole.

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

Management recognizes its responsibility for conducting the Company’s activities according to the highest standards of personal and corporate conduct. That responsibility is characterized and reflected in a code of business conduct for all employees and in a financial code of ethics for the Chief Executive Officer and Senior Financial Officers, as well as in other key policy statements publicized throughout the Company.

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

AMETEK, Inc.

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMETEK, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 23, 2012

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net sales	$2,989,914	$2,470,952	$2,098,355

Operating expenses:
Cost of sales, excluding depreciation	1,955,779	1,646,892	1,435,953
Selling, general and administrative	349,321	296,482	254,143
Depreciation	48,873	45,420	42,209

Total operating expenses	2,353,973	1,988,794	1,732,305

Operating income	635,941	482,158	366,050
Other expenses:
Interest expense	(69,729)	(67,522)	(68,750)
Other, net	(9,570)	(8,386)	(2,667)

Income before income taxes	556,642	406,250	294,633
Provision for income taxes	172,178	122,318	88,863

Net income	$384,464	$283,932	$205,770

Basic earnings per share	$2.40	$1.79	$1.28

Diluted earnings per share	$2.37	$1.76	$1.27

Weighted average common shares outstanding:
Basic shares	160,255	159,056	160,182

Diluted shares	162,108	160,884	161,775

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$170,392	$163,208
Marketable securities	4,563	5,645
Receivables, less allowance for possible losses	438,245	399,913
Inventories	380,471	335,253
Deferred income taxes	29,268	27,106
Other current assets	36,180	43,367

Total current assets	1,059,119	974,492
Property, plant and equipment, net	325,329	318,126
Goodwill	1,806,237	1,573,645
Other intangibles, net of accumulated amortization	982,957	761,556
Investments and other assets	145,848	191,096

Total assets	$4,319,490	$3,818,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$140,508	$97,152
Accounts payable	283,068	236,600
Income taxes payable	24,127	39,026
Accrued liabilities	181,172	178,081

Total current liabilities	628,875	550,859
Long-term debt	1,123,416	1,071,360
Deferred income taxes	389,088	311,466
Other long-term liabilities	125,306	110,026

Total liabilities	2,266,685	2,043,711

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 400,000,000 shares; issued: 2011 — 169,216,075 shares; 2010 — 168,050,869 shares	1,692	1,681
Capital in excess of par value	316,534	263,290
Retained earnings	2,101,615	1,755,742
Accumulated other comprehensive loss	(157,263)	(91,958)
Treasury stock: 2011 — 8,844,495 shares; 2010 — 7,341,520 shares	(209,773)	(153,551)

Total stockholders’ equity	2,052,805	1,775,204

Total liabilities and stockholders’ equity	$4,319,490	$3,818,915

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Year Ended December 31,
	2011		2010		2009
	Comprehensive Income	Stockholders’ Equity	Comprehensive Income	Stockholders’ Equity	Comprehensive Income	Stockholders’ Equity
Capital Stock
Preferred stock, $0.01 par value		$—		$—		$—

Common stock, $0.01 par value
Balance at the beginning of the year		1,681		1,665		1,653
Shares issued		11		16		12

Balance at the end of the year		1,692		1,681		1,665

Capital in Excess of Par Value
Balance at the beginning of the year		263,290		223,502		202,449
Issuance of common stock under employee stock plans		18,041		14,202		3,455
Share-based compensation costs		22,147		16,596		13,502
Excess tax benefits from exercise of stock options		13,056		8,990		4,096

Balance at the end of the year		316,534		263,290		223,502

Retained Earnings
Balance at the beginning of the year		1,755,742		1,500,471		1,320,470
Net income	$384,464	384,464	$283,932	283,932	$205,770	205,770

Cash dividends paid		(38,366)		(28,554)		(25,579)
Other		(225)		(107)		(190)

Balance at the end of the year		2,101,615		1,755,742		1,500,471

Accumulated Other Comprehensive (Loss) Income
Foreign currency translation:
Balance at the beginning of the year		(41,402)		(8,096)		(50,706)
Translation adjustments	(17,089)		(29,791)		38,357
(Loss) gain on net investment hedges, net of tax benefit (expense) of $221, $1,893 and ($2,290) in 2011, 2010 and 2009, respectively	(410)		(3,515)		4,253

	(17,499)	(17,499)	(33,306)	(33,306)	42,610	42,610

Balance at the end of the year		(58,901)		(41,402)		(8,096)

Defined benefit pension plans:
Balance at the beginning of the year		(50,798)		(67,121)		(93,360)
Change in pension plans, net of tax benefit (expense) of $27,117, ($9,938) and ($15,830) in 2011, 2010 and 2009, respectively	(47,635)	(47,635)	16,323	16,323	26,239	26,239

Balance at the end of the year		(98,433)		(50,798)		(67,121)

Unrealized holding (loss) gain on available-for-sale securities:
Balance at the beginning of the year		242		(64)		(701)
(Decrease) increase during the year, net of tax (expense) benefit of ($92), $165 and $343 in 2011, 2010 and 2009, respectively	(171)	(171)	306	306	637	637

Balance at the end of the year		71		242		(64)

Total other comprehensive (loss) income for the year	(65,305)		(16,677)		69,486

Total comprehensive income for the year	$319,159		$267,255		$275,256

Accumulated other comprehensive loss at the end of the year		(157,263)		(91,958)		(75,281)

Treasury Stock
Balance at the beginning of the year		(153,551)		(83,333)		(92,033)
Issuance of common stock under employee stock plans		3,114		8,391		8,700
Purchase of treasury stock		(59,336)		(78,609)		—

Balance at the end of the year		(209,773)		(153,551)		(83,333)

Total Stockholders’ Equity		$2,052,805		$1,775,204		$1,567,024

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash provided by (used for):
Operating activities:
Net income	$384,464	$283,932	$205,770
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	86,532	72,896	65,500
Deferred income tax expense	12,154	3,774	5,768
Share-based compensation expense	22,147	16,596	13,502
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in receivables	(12,450)	(43,179)	87,146
(Increase) decrease in inventories and other current assets	(11,923)	7,334	83,622
Increase (decrease) in payables, accruals and income taxes	28,053	77,773	(91,622)
Increase in other long-term liabilities	550	6,382	3,345
Pension contribution	(5,386)	(3,555)	(21,127)
Other	4,424	1,060	12,767

Total operating activities	508,565	423,013	364,671

Investing activities:
Additions to property, plant and equipment	(50,816)	(39,183)	(33,062)
Purchases of businesses, net of cash acquired	(474,441)	(538,585)	(72,919)
Decrease (increase) in marketable securities	985	(619)	(638)
Other	(2,181)	11,564	275

Total investing activities	(526,453)	(566,823)	(106,344)

Financing activities:
Net change in short-term borrowings	41,550	92,364	(13,013)
Additional long-term borrowings	58,981	125,120	1,466
Reduction in long-term borrowings	(1,463)	(78,200)	(80,817)
Repurchases of common stock	(59,336)	(78,609)	—
Cash dividends paid	(38,366)	(28,554)	(25,579)
Excess tax benefits from share-based payments	13,056	8,990	4,096
Proceeds from employee stock plans and other	17,436	21,518	11,328

Total financing activities	31,858	62,629	(102,519)

Effect of exchange rate changes on cash and cash equivalents	(6,786)	(1,967)	3,568

Increase (decrease) in cash and cash equivalents	7,184	(83,148)	159,376

Cash and cash equivalents:
Beginning of year	163,208	246,356	86,980

End of year	$170,392	$163,208	$246,356

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements reflect the results of operations, financial position and cash flows of AMETEK, Inc. (the “Company”), and include the accounts of the Company and subsidiaries, after elimination of all intercompany transactions in the consolidation. The Company’s investments in 50% or less owned joint ventures are accounted for by the equity method of accounting. Such investments are not significant to the Company’s consolidated results of operations, financial position or cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents, Securities and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2011 and 2010, all of the Company’s equity securities and fixed-income securities (primarily those of a captive insurance subsidiary) are classified as “available-for-sale,” although the Company may hold fixed-income securities until their maturity dates. Fixed-income securities generally mature within three years. The aggregate market value of equity and fixed-income securities at December 31, 2011 and 2010 was $7.3 million ($7.3 million amortized cost) and $4.7 million ($4.5 million amortized cost), respectively. The temporary unrealized gain or loss on such securities is recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity), and is not significant. Certain of the Company’s other investments, which are not significant, are also accounted for by the equity method of accounting as discussed above.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. The allowance for possible losses on receivables was $7.8 million and $6.0 million at December 31, 2011 and 2010, respectively. See Note 7.

Inventories

The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for 74% of its inventories at December 31, 2011. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 26% of the Company’s inventory at December 31, 2011. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was $25.1 million and $23.9 million at December 31, 2011 and 2010, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged to expense as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets. The range of lives for depreciable assets is generally three to ten years for machinery and equipment, five to 27 years for leasehold improvements and 25 to 50 years for buildings.

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The policy, with respect to sales returns and allowances, generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for these sales incentives as a reduction of revenues when the sale is recognized in the income statement. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2011, 2010 and 2009, the accrual for future warranty obligations was $22.5 million, $18.3 million and $16.0 million, respectively. The Company’s expense for warranty obligations was $13.2 million in 2011, $10.6 million in 2010 and $8.2 million in 2009. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Research and Development

Company-funded research and development costs are charged to expense as incurred and were $78.0 million in 2011, $56.8 million in 2010 and $50.5 million in 2009.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales and were $35.9 million in 2011, $33.3 million in 2010 and $24.6 million in 2009.

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

	2011	2010	2009
	(In thousands)
Weighted average shares:
Basic shares	160,255	159,056	160,182
Equity-based compensation plans	1,853	1,828	1,593

Diluted shares	162,108	160,884	161,775

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

The Company makes infrequent use of derivative financial instruments. Forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases or export sales, thereby minimizing the Company’s exposure to raw material commodity price or foreign currency fluctuation. No forward contracts were outstanding at December 31, 2011 or 2010. In instances where transactions are designated as hedges of an underlying item, the gains and losses on those transactions are included in accumulated other comprehensive income (“AOCI”) within stockholders’ equity to the extent they are effective as hedges. The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2011, these net investment hedges are the Company’s British-pound-denominated long-term debts, pertaining to certain of its investments in 100% owned subsidiaries whose functional currency is the British pound. As of December 31, 2010, these net investment hedges included the British-pound- and Euro-denominated long-term debts. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation on the acquisition dates. Any gain or loss on the hedging instrument (the debt) following hedge designation, is reported in AOCI in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness. As of December 31, 2011 and 2010, all net investment hedges were effective. At December 31, 2011, the translation losses on the net carrying value of the foreign-currency-denominated investments exceeded the translation gains on the carrying value of the underlying debt and the difference was included in AOCI. At December 31, 2010, the translation losses on the net carrying value of the foreign-currency-denominated investments exceeded the translation gains on the carrying value of the underlying debt and the difference was included in AOCI. An evaluation of hedge effectiveness is performed by the Company on an ongoing basis and any changes in the hedge are made as appropriate. See Note 4.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation

The Company accounts for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation–Stock Compensation. Accordingly, the Company expenses the fair value of awards made under its share-based plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. See Note 11.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually.

The Company identifies its reporting units at the component level, which is one level below our operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. Our reporting units are composed of business units and are one level below our operating segment and for which discrete financial information is prepared and regularly reviewed by segment management.

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

The Company completed its required annual impairment tests in the fourth quarter of 2011, 2010 and 2009 and determined that the carrying values of goodwill and other intangible assets with indefinite lives were not impaired.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents are being amortized over useful lives of four to 20 years. Customer relationships are being amortized over a period of five to 20 years. Miscellaneous other intangible assets are being amortized over a period of three to 20 years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets.

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

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (“ASU 2010-29”). ASU 2010-29 addresses diversity in practice about the interpretation of the pro forma disclosure requirement for business combinations. ASU 2010-29 requires disclosure of pro forma revenue and earnings for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period for both the current and any comparable periods reported. The Company adopted the disclosure requirements of ASU 2010-29 effective January 1, 2011. See Note 5.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The Company has evaluated ASU 2011-04 and does not expect its adoption will have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. These amendments do not change the items that must be reported in other comprehensive income. The Company is currently evaluating the impact of adopting ASU 2011-05 that is effective for fiscal years beginning after December 15, 2011 and does not expect its adoption to impact the Company’s consolidated financial statements other than the change in presentation.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Accounting Standards Codification Topic 350, Intangibles — Goodwill and Other. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impacts of adopting ASU 2011-08 and intends to adopt ASU 2011-08 for the year ending December 31, 2012.

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

At December 31, 2011, $0.2 million of the Company’s marketable securities are valued as level 1 investments. In addition, the Company held $4.4 million of marketable securities in an institutional diversified equity securities mutual fund. These securities are valued as level 2 investments. The marketable securities are shown as a separate line on the consolidated balance sheet. For the year ended December 31, 2011, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the year ended December 31, 2011.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2011, these net investment hedges are the Company’s British-pound-denominated long-term debt, pertaining to certain of its investments in 100% owned subsidiaries whose functional currency is the British pound. As of December 31, 2010, these net investment hedges included the British-pound- and Euro-denominated long-term debts. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation on the acquisition dates. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At December 31, 2011 and 2010, the Company had $186.5 million and $187.2 million, respectively, of British-pound-denominated loans, which are designated as a hedge against the net investment in foreign subsidiaries acquired in 2008, 2006, 2004 and 2003. At December 31, 2010, the Company had a $66.9 million Euro-denominated loan, which was designated as a hedge against the net investment in a foreign subsidiary acquired in 2005. As a result of these British-pound- and Euro-denominated loans being designated and effective as net investment hedges, $0.7 million and $9.9 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income at December 31, 2011 and 2010, respectively.

5.	Acquisitions

In 2011, the Company spent $474.9 million in cash, net of cash acquired, to acquire Avicenna Technology, Inc. (“Avicenna”) in April 2011, Coining Holding Company (“Coining”) in May 2011, Reichert Technologies and EM Test (Switzerland) GmbH in October 2011 and Technical Manufacturing Corporation (“TMC”) in December 2011. Avicenna is a supplier of custom, fine-featured components used in the medical device industry. Coining is a leading supplier of custom-shaped metal preforms, microstampings and bonding wire solutions for interconnect applications in microelectronics packaging and assembly. Reichert Technologies is a manufacturer of analytical instruments and diagnostic devices for the eye care market. EM Test is a manufacturer of advanced monitoring, testing, calibrating and display instruments. TMC is a world leader in high-performance vibration isolation systems and optical test benches used to isolate highly sensitive instruments for the microelectronics, life sciences, photonics and ultra-precision manufacturing industries. Avicenna and Coining are part of AMETEK’s Electromechanical Group (“EMG”) and Reichert Technologies, EM Test and TMC are part of AMETEK’s Electronic Instruments Group (“EIG”).

The operating results of the above acquisitions have been included in the Company’s consolidated results from the respective dates of acquisitions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair value at December 31, 2011 (in millions):

Property, plant and equipment	$13.6
Goodwill	238.1
Other intangible assets	260.0
Deferred income taxes	(37.0)
Net working capital and other*	0.2

Total purchase price	$474.9

*	Includes $28.3 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: Avicenna provides the Company with additional expertise in producing fine-featured catheter and other medical components for leads, guide wires and custom medical assemblies. Avicenna complements the Company’s medical device market businesses and is an excellent fit with its Technical Services for Electronics (“TSE”) business, which was acquired in 2010. The combination of these two businesses positions AMETEK as the only medical interconnects provider with integrated capabilities for the catheter, cardiac and neurostimulation markets. Coining is a global leader in custom-shaped preforms, microstampings and wire used for joining electronic circuitry, packaging microelectronics and providing thermal protection and electric conductivity for a wide range of electronic devices. Coining’s products are used in highly engineered applications for the RF/microwave, photonics, medical, aerospace and defense, and general electronics industries. Coining is an excellent fit with the engineered materials, interconnects and packaging businesses. Reichert Technologies is a leader and innovator in high-technology instruments used by ophthalmologists, optometrists, and opticians for vision correction and the screening and diagnosis of eye diseases such as glaucoma and macular degeneration. EM Test is a global leader in equipment used to perform electrical immunity and electromagnetic compatibility testing. EM Test provides a valuable platform for growth in the highly attractive markets for electrical immunity testing and emissions measurement. Its products are used in test applications by a wide range of industries to ensure that electronic and electrical products are not susceptible to external electromagnetic disturbances and do not generate electromagnetic disturbances that might affect other products or instruments. TMC serves the leading manufacturers of life sciences, photonics and semiconductor equipment with a broad range of custom active piezoelectric vibration cancellation systems, based on their patented active piezo technology. TMC also supplies passive vibration cancellation systems, optical test tables, acoustic isolation hoods and magnetic isolation hoods. TMC is an excellent fit with the Company’s high-end analytical instruments businesses and further broadens the Company’s product offerings and expertise in ultra precision manufacturing. The Company expects approximately $47.0 million of the goodwill recorded in connection with 2011 acquisitions will be tax deductible in future years.

The Company is in the process of finalizing the deferred taxes for its fourth quarter 2011 acquisitions of Reichert Technologies, EM Test and TMC. Additionally, the Company is in the process of finalizing its third-party valuations of certain tangible and intangible assets related to its TMC acquisition. The Company recorded $2.5 million in contingent liabilities for the TMC acquisition primarily related to final tax true ups tied to, among other things, the final third-party valuation.

At December 31, 2011, purchase price allocated to other intangible assets of $260.0 million consists of $63.0 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The remaining $197.0 million of other intangible assets consist of $178.9 million of customer relationships, which are being amortized over a period of 12 to 20 years and $18.1 million of purchased technology and other, which are being amortized over a period of three to 20 years. Amortization expense for each of the next five years for the 2011 acquisitions listed above is expected to approximate $11.1 million per year.

In 2010, the Company spent $538.6 million in cash, net of cash acquired, to acquire TSE in June 2010, Haydon Enterprises in July 2010, Atlas Material Testing Technology LLC (“Atlas”) in November 2010, as well as the small acquisitions of Sterling Ultra Precision in January 2010, Imago Scientific Instruments in April 2010 and American Reliance’s Power Division in August 2010. TSE is a manufacturer of engineered interconnect solutions for the medical device industry. Haydon Enterprises is a leader in linear actuators and lead screw assemblies for the medical, industrial equipment, aerospace, analytical instrument, computer peripheral and semiconductor industries. Atlas is the world’s leading provider of weathering test instruments and related testing and consulting services. Atlas is a part of EIG and TSE and Haydon Enterprises are part of EMG.

The 2011 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the year ended December 31, 2011. Had the 2011 acquisitions been made at the beginning of 2011 or 2010, unaudited pro forma net sales, net income and diluted earnings per share for the years ended December 31, 2011 and 2010, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2011 or 2010.

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

Acquisitions Subsequent to December 31, 2011

In January 2012, the Company acquired O’Brien Corporation, a leading manufacturer of fluid and gas handling solutions, sample conditioning equipment and process analyzers. O’Brien was acquired for approximately $175 million and has estimated annual sales of approximately $80 million. O’Brien’s products and solutions are used in critical applications in process industries worldwide. O’Brien’s product lines are both highly differentiated and highly complementary to AMETEK’s process instruments businesses and will join EIG.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2009	$746.9	$530.4	$1,277.3
Goodwill acquired	105.2	208.3	313.5
Purchase price allocation adjustments and other	25.8	(24.3)	1.5
Foreign currency translation adjustments	(13.5)	(5.2)	(18.7)

Balance at December 31, 2010	864.4	709.2	1,573.6
Goodwill acquired	135.7	102.4	238.1
Purchase price allocation adjustments and other	3.7	(2.0)	1.7
Foreign currency translation adjustments	(6.1)	(1.1)	(7.2)

Balance at December 31, 2011	$997.7	$808.5	$1,806.2

Other intangible assets were as follows at December 31:

	2011	2010
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$53,048	$52,403
Purchased technology	124,773	107,170
Customer lists	657,152	479,943
Other acquired intangibles	24,865	25,944

	859,838	665,460

Accumulated amortization:
Patents	(30,913)	(28,687)
Purchased technology	(33,819)	(28,026)
Customer lists	(97,832)	(70,982)
Other acquired intangibles	(22,057)	(20,825)

	(184,621)	(148,520)

Net intangible assets subject to amortization	675,217	516,940
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	307,740	244,616

	$982,957	$761,556

Amortization expense was $37.6 million, $27.5 million and $23.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense for each of the next five years is expected to approximate $45.0 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Consolidated Balance Sheet Information

	December 31,
	2011	2010
	(In thousands)
INVENTORIES
Finished goods and parts	$70,315	$46,953
Work in process	72,676	73,556
Raw materials and purchased parts	237,480	214,744

	$380,471	$335,253

PROPERTY, PLANT AND EQUIPMENT
Land	$32,172	$32,634
Buildings	211,060	209,019
Machinery and equipment	679,446	651,883

	922,678	893,536
Less: Accumulated depreciation	(597,349)	(575,410)

	$325,329	$318,126

ACCRUED LIABILITIES
Employee compensation and benefits	$75,051	$71,957
Severance and lease termination	11,614	18,143
Product warranty obligation	22,466	18,347
Other	72,041	69,634

	$181,172	$178,081

	2011	2010	2009
	(In thousands)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at the beginning of the year	$6,047	$5,788	$8,489
Additions charged to expense	2,458	1,466	1,139
Recoveries credited to allowance	11	120	70
Write-offs	(585)	(1,036)	(4,520)
Currency translation adjustments and other	(91)	(291)	610

Balance at the end of the year	$7,840	$6,047	$5,788

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Income before income taxes:
Domestic	$366,654	$266,783	$207,831
Foreign	189,988	139,467	86,802

Total	$556,642	$406,250	$294,633

Provision for income taxes:
Current:
Federal	$103,598	$70,008	$58,247
Foreign	39,516	37,514	22,123
State	16,910	11,022	2,725

Total current	160,024	118,544	83,095

Deferred:
Federal	14,051	7,071	7,024
Foreign	(2,508)	(3,105)	(1,464)
State	611	(192)	208

Total deferred	12,154	3,774	5,768

Total provision	$172,178	$122,318	$88,863

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2011	2010
	(In thousands)
Current deferred tax (asset) liability:
Reserves not currently deductible	$(20,874)	$(19,795)
Share-based compensation	(4,234)	(4,989)
Net operating loss carryforwards	(2,264)	(2,344)
Foreign tax credit carryforwards	—	(2,018)
Other	(1,896)	2,040

Net current deferred tax asset	$(29,268)	$(27,106)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	$27,329	$28,697
Reserves not currently deductible	(22,822)	(21,953)
Pensions	8,720	31,927
Differences in basis of intangible assets and accelerated amortization	376,986	287,645
Net operating loss carryforwards	(1,241)	(9,077)
Share-based compensation	(8,548)	(10,422)
Foreign tax credit carryforwards	(331)	—
Other	8,581	(494)

	388,674	306,323
Less: Valuation allowance	414	5,143

Net noncurrent deferred tax liability	389,088	311,466

Net deferred tax liability	$359,820	$284,360

The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2011	2010	2009
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.0	1.9	0.4
Foreign operations, net	(4.9)	(3.4)	(4.2)
Other	(1.2)	(3.4)	(1.0)

Consolidated effective tax rate	30.9%	30.1%	30.2%

At December 31, 2011, there has been no provision for U.S. deferred income taxes for the undistributed earnings of certain non-U.S. subsidiaries, which total approximately $410.3 million at December 31, 2011, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable. At December 31, 2010, the Company had $5.7 million of deferred income taxes for undistributed earnings of certain non-U.S. subsidiaries that were distributed during 2011.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011, the Company had tax benefits of $3.5 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $0.2 million for federal income tax purposes with no valuation allowance, $3.0 million for state income tax purposes with a valuation allowance of $0.1 million, and $0.3 million for foreign income tax purposes with no valuation allowance. These net operating loss carryforwards, if not used, will expire between 2012 and 2032. As of December 31, 2011, the Company had $0.3 million of U.S. foreign tax credit carryforwards.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for state tax credits and net operating loss carryforwards. In 2011, the Company recorded a decrease of $4.7 million in the valuation allowance primarily related to a reduction for net operating losses that are no longer available as well as a valuation allowance related to state research and development credits that are now expected to be utilized.

At December 31, 2011, the Company had gross unrecognized tax benefits of $28.5 million, of which $25.9 million, if recognized, would impact the effective tax rate. At December 31, 2010, the Company had gross unrecognized tax benefits of $22.8 million, of which $18.3 million, if recognized, would impact the effective tax rate.

At December 31, 2011 and 2010, the Company reported $7.2 million and $6.1 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2011, 2010 and 2009, the Company recognized $1.1 million of expense, $1.9 million of expense and $0.7 million of income, respectively, for interest and penalties related to uncertain tax positions in the income statement as a component of income tax expense.

The most significant tax jurisdiction for the Company is the United States. The Company files income tax returns in various state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. At December 31, 2011, the Internal Revenue Service (“IRS”) has been and is continuing to examine the Company’s U.S. income tax returns for the years 2006 through 2009. The IRS previously completed the examination of the Company’s U.S. income tax returns for the years 2006 and 2007, however, the periods were reopened by the Company for a limited scope examination of the research and development credit. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.

During 2011, the Company added $9.6 million of tax, interest and penalties related to 2011 activity for identified uncertain tax positions and reversed $2.9 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2010, the Company added $5.4 million of tax, interest and penalties related to 2010 activity for identified uncertain tax positions and reversed $8.4 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2011	2010	2009
	(In millions)
Balance at the beginning of the year	$22.8	$26.5	$18.6
Additions for tax positions related to the current year	1.4	1.2	8.8
Additions for tax positions of prior years	6.5	2.7	2.5
Reductions for tax positions of prior years	(2.0)	(3.5)	(1.4)
Reductions related to settlements with taxing authorities	—	(4.1)	(2.0)
Reductions due to statute expirations	(0.2)	—	—

Balance at the end of the year	$28.5	$22.8	$26.5

In 2011, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain foreign activities, while the reductions above primarily relate to a revised UK tax claim and tax paid as a result of a foreign dividend payment. At December 31, 2011, tax, interest and penalties of $30.4 million were classified as a noncurrent liability. The net increase in uncertain tax positions for the year ended December 31, 2011 resulted in an increase to income tax expense of $3.2 million.

9.	Debt

Long-term debt consisted of the following at December 31:

	2011	2010
	(In thousands)
U.S. dollar 6.59% senior notes due September 2015	$90,000	$90,000
U.S. dollar 6.69% senior notes due December 2015	35,000	35,000
U.S. dollar 6.20% senior notes due December 2017	270,000	270,000
U.S. dollar 6.35% senior notes due July 2018	80,000	80,000
U.S. dollar 7.08% senior notes due September 2018	160,000	160,000
U.S. dollar 7.18% senior notes due December 2018	65,000	65,000
U.S. dollar 6.30% senior notes due December 2019	100,000	100,000
British pound 5.99% senior note due November 2016	62,170	62,396
British pound 4.68% senior note due September 2020	124,339	124,792
Euro 3.94% senior note due August 2015	64,800	66,850
Swiss franc 2.44% senior note due December 2021	58,686	—
Revolving credit loan	134,200	92,000
Other, principally foreign	19,729	22,474

Total debt	1,263,924	1,168,512
Less: Current portion	(140,508)	(97,152)

Total long-term debt	$1,123,416	$1,071,360

Maturities of long-term debt outstanding at December 31, 2011 were as follows: $2.3 million in 2013; $1.8 million in 2014; $191.2 million in 2015; $64.3 million in 2016; $270.0 million in 2017; and $593.8 million in 2018 and thereafter.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2005, the Company issued a 50 million Euro ($64.8 million at December 31, 2011) 3.94% senior note due August 2015. In November 2004, the Company issued a 40 million British pound ($62.2 million at December 31, 2011) 5.99% senior note due November 2016. In September 2010, the Company issued an 80 million British pound ($124.3 million at December 31, 2011) 4.68% senior note due September 2020. In December 2011, the Company issued a 55 million Swiss franc ($58.7 million at December 31, 2011) 2.44% senior note due December 2021.

In September 2011, the Company completed a new five-year revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The revolving credit facility places certain restrictions on allowable additional indebtedness. The new revolving credit facility replaced a $450 million total borrowing capacity revolving credit facility, which excluded a $100 million accordion feature, that was due to expire in June 2012. At December 31, 2011, the Company had available borrowing capacity of $742.7 million under its revolving credit facility, including the $200 million accordion feature.

Interest rates on outstanding loans under either the current or replaced revolving credit facility are at the applicable London Interbank Offered Rate (“LIBOR”) plus a negotiated spread, or at the U.S. prime rate. At December 31, 2011 and 2010, the Company had $134.2 million and $92.0 million, respectively, of borrowings outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2011 and 2010 was 1.10% and 0.82%, respectively. The Company had outstanding letters of credit totaling $25.9 million and $22.6 million at December 31, 2011 and 2010, respectively.

The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2011.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $56.0 million at December 31, 2011. Foreign subsidiaries had debt outstanding at December 31, 2011 totaling $19.7 million, including $13.4 million reported in long-term debt.

The weighted average interest rate on total debt outstanding at December 31, 2011 and 2010 was 6.0% and 6.3%, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Financial Instruments

The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at December 31, 2011 and 2010. Cash, cash equivalents and marketable securities are recorded at fair value at December 31, 2011 and 2010 in the accompanying consolidated balance sheet.

	Asset (Liability)
	December 31, 2011		December 31, 2010
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Fixed-income investments	$2,811	$2,811	$—	$—
Short-term borrowings	(135,892)	(135,892)	(95,904)	(95,904)
Long-term debt (including current portion)	(1,128,032)	(1,298,503)	(1,072,608)	(1,176,399)

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

Under the terms of the Company’s stockholder-approved share-based plans, incentive and non-qualified stock options and restricted stock have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Employee and non-employee director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant, and restricted stock generally has a four-year cliff vesting. Stock options generally have a maximum contractual term of seven years. At December 31, 2011, 15.4 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 5.5 million shares for stock options outstanding.

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

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the years indicated:

	2011	2010	2009
Expected volatility	26.4%	25.6%	25.8%
Expected term (years)	5.0	5.0	4.9
Risk-free interest rate	1.96%	2.48%	1.89%
Expected dividend yield	0.54%	0.54%	0.73%
Black-Scholes-Merton fair value per stock option granted	$11.34	$7.56	$5.20

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total share-based compensation expense was as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Stock option expense	$8,027	$7,580	$6,297
Restricted stock expense	14,120	9,016	7,205

Total pre-tax expense	22,147	16,596	13,502
Related tax benefit	(7,083)	(5,459)	(4,223)

Reduction of net income	$15,064	$11,137	$9,279

Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	6,119	$24.25
Granted	660	44.70
Exercised	(1,165)	18.91
Forfeited	(148)	28.28
Expired	—	—

Outstanding at the end of the year	5,466	$27.75	3.9	$80.1

Exercisable at the end of the year	2,926	$24.95	3.0	$50.2

The aggregate intrinsic value of stock options exercised during 2011, 2010 and 2009 was $28.2 million, $29.3 million and $15.5 million, respectively. The total fair value of stock options vested during 2011, 2010 and 2009 was $7.5 million, $7.0 million and $5.4 million, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s nonvested stock option activity and related information for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested stock options outstanding at the beginning of the year	3,236	$6.32
Granted	660	11.34
Vested	(1,208)	6.23
Forfeited	(148)	6.91

Nonvested stock options outstanding at the end of the year	2,540	$7.63

As of December 31, 2011, there was approximately $12.8 million of expected future pre-tax compensation expense related to the 2.5 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.

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

Restricted stock grants are subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On April 6, 2011, 509,709 shares of restricted stock, which were granted on April 23, 2009, vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $5.2 million ($3.6 million net after-tax charge) for the year ended December 31, 2011.

The following is a summary of the Company’s nonvested restricted stock activity and related information for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at the beginning of the year	1,532	$26.23
Granted	268	44.41
Vested	(810)	22.95
Forfeited	(47)	32.22

Nonvested restricted stock outstanding at the end of the year	943	$34.07

The total fair value of the restricted stock that vested was $18.6 million and $5.7 million in 2011 and 2010, respectively, and 2009 was not significant. The weighted average fair value of restricted stock granted per share during 2011 and 2010 was $44.41 and $29.01, respectively. As of December 31, 2011, there was approximately

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$17.3 million of expected future pre-tax compensation expense related to the 0.9 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Under a Supplemental Executive Retirement Plan (“SERP”) in 2011, the Company reserved 34,988 shares of common stock. Reductions for retirements and terminations were 12,667 shares in 2011. The total number of shares of common stock reserved under the SERP was 445,488 as of December 31, 2011. Charges to expense under the SERP are not significant in amount and are considered pension expense with the offsetting credit reflected in capital in excess of par value.

12.	Retirement Plans and Other Postretirement Benefits

Retirement and Pension Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $3 million to $6 million to its worldwide defined benefit pension plans in 2012.

The Company uses a measurement date of December 31 (its fiscal year end) for its U.S. and foreign defined benefit pension plans.

The Company sponsors a 401(k) retirement and savings plan for eligible U.S. employees. Participants in the retirement and savings plan may contribute a specified portion of their compensation on a before-tax basis, which vary by location. The Company matches employee contributions ranging from 20% to 100%, up to a maximum percentage ranging from 1% to 8% of eligible compensation or up to a maximum of $1,200 per participant in some locations.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:

U.S. Defined Benefit Pension Plans:

	2011	2010
	(In thousands)
Change in projected benefit obligation (“PBO”):
Net projected benefit obligation at the beginning of the year	$384,763	$376,907
Service cost	3,095	2,917
Interest cost	21,271	21,489
Actuarial losses	34,765	9,578
Gross benefits paid	(24,962)	(24,380)
Plan amendments and other	—	(1,748)

Net projected benefit obligation at the end of the year	$418,932	$384,763

Change in plan assets:
Fair value of plan assets at the beginning of the year	$465,903	$430,513
Actual return on plan assets	527	59,520
Employer contributions	247	250
Gross benefits paid	(24,962)	(24,380)

Fair value of plan assets at the end of the year	$441,715	$465,903

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Defined Benefit Pension Plans:

	2011	2010
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$126,334	$110,607
Service cost	1,267	1,004
Interest cost	7,244	6,386
Acquisitions	—	9,633
Foreign currency translation adjustment	(863)	(4,370)
Employee contributions	403	389
Actuarial (gains) losses	(1,869)	6,069
Gross benefits paid	(4,106)	(3,384)

Net projected benefit obligation at the end of the year	$128,410	$126,334

Change in plan assets:
Fair value of plan assets at the beginning of the year	$126,539	$112,503
Actual return on plan assets	(2,347)	15,852
Employer contributions	5,139	3,305
Employee contributions	403	389
Foreign currency translation adjustment	(523)	(4,062)
Gross benefits paid	(4,106)	(3,384)
Acquisitions	—	1,936

Fair value of plan assets at the end of the year	$125,105	$126,539

The accumulated benefit obligation (“ABO”) consisted of the following at December 31:

U.S. Defined Benefit Pension Plans:

	2011	2010
	(In thousands)
Funded plans	$402,306	$370,610
Unfunded plans	5,558	4,757

Total	$407,864	$375,367

Foreign Defined Benefit Pension Plans:

	2011	2010
	(In thousands)
Funded plans	$112,540	$107,506
Unfunded plans	7,339	7,432

Total	$119,879	$114,938

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine benefit obligations at December 31:

	2011	2010
U.S. Defined Benefit Pension Plans:

Discount rate	5.00%	5.60%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:

Discount rate	5.22%	5.71%
Rate of compensation increase (where applicable)	2.97%	2.97%

The following is a summary of the fair value of plan assets for U.S. plans at December 31, 2011 and 2010.

	December 31, 2011			December 31, 2010
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash and temporary investments	$2,402	$2,402	$—	$23,163	$23,163	$—
Equity securities:
AMETEK common stock	26,368	26,368	—	33,822	33,822	—
U.S. Small cap common stocks	26,033	26,033	—	35,280	35,280	—
U.S. Large cap common stocks	62,567	40,281	22,286	71,898	46,461	25,437
Diversified common stocks — U.S.	41,467	—	41,467	42,135	—	42,135
Diversified common stocks — Global	60,430	—	60,430	67,575	—	67,575
Fixed-income securities and other:
U.S. Corporate	24,856	24,856	—	37,963	37,963	—
U.S. Government	5,126	5,126	—	8,024	8,024	—
Global asset allocation*	121,296	70,855	50,441	99,058	60,226	38,832
Inflation related funds	52,438	12,438	40,000	46,985	17,349	29,636
Alternative investments:
Collective trust	18,732	—	—	—	—	—

Total investments	$441,715	$208,359	$214,624	$465,903	$262,288	$203,615

*	This asset class was invested in diversified companies in all geographical regions.

U.S. equity securities and global equity securities categorized as Level 1 are traded on national and international exchanges and are valued at their closing prices on the last trading day of the year. For U.S. equity securities and global equity securities not traded on an active exchange, or if the closing price is not available, the trustee obtains indicative quotes from a pricing vendor, broker or investment manager. These securities are categorized as Level 2 if the custodian obtains corroborated quotes from a pricing vendor.

Additionally, some U.S. equity securities and global equity securities are public investment vehicles valued using the Net Asset Value (“NAV”) provided by the fund manager. The NAV is the total value of the fund divided by the number of shares outstanding. U.S. equity securities and global equity securities are categorized as Level 1 if traded at their NAV on a nationally recognized securities exchange or categorized as Level 2 if the NAV is corroborated by observable market data.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed income securities categorized as Level 1 are traded on national and international exchanges and are valued at their closing prices on the last trading day of the year and categorized as Level 2 if valued by the trustee using pricing models that use verifiable observable market data, bids provided by brokers or dealers or quoted prices of securities with similar characteristics.

Alternative investments categorized as Level 3 are valued based on unobservable inputs and cannot be corroborated using verifiable observable market data.

The following is a summary of the changes in the fair value of the U.S. plans’ level 3 investments (fair value using significant unobservable inputs):

Alternative Investments
(In thousands)
Balance, December 31, 2009	$18,958
Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	—
Realized gains (losses) relating to assets sold during the year	755
Purchases, sales, issuances and settlements, net	(19,713)

Balance, December 31, 2010	—

Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	807
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	17,925

Balance, December 31, 2011	$18,732

The expected long-term rate of return on these plan assets was 8.00% in 2011 and 8.25% in 2010. Equity securities included 626,324 shares of AMETEK, Inc. common stock with a market value of $26.4 million (6.0% of total plan investment assets) at December 31, 2011 and 861,300 shares of AMETEK, Inc. common stock with a market value of $33.8 million (7.3% of total plan investment assets) at December 31, 2010.

The objectives of the AMETEK, Inc. U.S. defined benefit plans’ investment strategy are to maximize the plans’ funded status and minimize Company contributions and plan expense. Because the goal is to optimize returns over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and fixed-income markets provide poor returns, an allocation to alternative assets may be made to improve the overall portfolio’s diversification and return potential. The Company periodically reviews its asset allocation, taking into consideration plan liabilities, plan benefit payment streams and the investment strategy of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges and is rebalanced when necessary. The target allocations for the U.S. defined benefits plans are approximately 50% equity securities, 25% fixed-income securities and 25% other securities and/or cash.

The equity portfolio is diversified by market capitalization and style. The equity portfolio also includes an international component.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
Asset Class	Total	Level 2	Total	Level 2
	(In thousands)
Cash	$4,920	$4,920	$4,336	$4,336
U.S. Mutual equity funds	10,224	10,224	10,141	10,141
Foreign mutual equity funds	72,221	72,221	77,260	77,260
Real estate	404	404	2,647	2,647
Mutual bond funds — Global	21,481	21,481	18,782	18,782
Life insurance	15,855	—	13,373	—

Total investments	$125,105	$109,250	$126,539	$113,166

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

The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2009	$9,747
Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	1,690
Realized gains (losses) relating to assets sold during the year	—
Acquisitions	1,936
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2010	13,373

Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	2,482
Realized gains (losses) relating to assets sold during the year	—
Acquisitions	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2011	$15,855

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The objective of AMETEK, Inc.’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, fixed-income investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform fixed-income investments over the long term. However, the trustees recognize the fact that fixed-income investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed, from time to time, in view of changes in market conditions and in the plans’ liability profile. The target allocations for the foreign defined benefit plans are approximately 74% equity securities, 17% fixed-income securities and 9% other securities, insurance or cash.

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return for U.S. plans is 8.0% and 6.96% for foreign plans in 2012.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:

U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2011	2010	2011	2010
	(In thousands)
Benefit obligation	$5,558	$4,757	$5,558	$4,757
Fair value of plan assets	—	—	—	—

Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2011	2010	2011	2010
	(In thousands)
Benefit obligation	$61,580	$59,966	$7,871	$9,612
Fair value of plan assets	50,125	51,040	467	2,057

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2011	2010
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$566,820	$592,442
Projected benefit obligation	(547,342)	(511,097)

Funded status at the end of the year	$19,478	$81,345

Amounts recognized in the consolidated balance sheet consisted of:
Noncurrent asset for pension benefits (other assets)	$36,490	$95,029
Current liabilities for pension benefits	(563)	(235)
Noncurrent liability for pension benefits	(16,449)	(13,449)

Net amount recognized at the end of the year	$19,478	$81,345

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2011	2010
	(In thousands)
Net actuarial loss	$98,345	$50,677
Prior service costs	93	139
Transition asset	(5)	(18)

Total recognized	$98,433	$50,798

Other changes in pension plan assets and benefit obligations recognized in other comprehensive income, net of taxes:	2011	2010	2009
	(In thousands)
Net actuarial loss (gain)	$50,582	$(10,871)	$(18,086)
Amortization of net actuarial loss	(2,914)	(4,306)	(8,079)
Loss recognized due to curtailment	—	(993)	—
Amortization of prior service costs	(46)	(149)	(85)
Amortization of transition asset	13	(4)	11

Total recognized	$47,635	$(16,323)	$(26,239)

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the components of net periodic pension benefit expense for the years ended December 31:

	2011	2010	2009
	(In thousands)
Defined benefit plans:
Service cost	$4,362	$3,921	$4,517
Interest cost	28,515	27,874	28,239
Expected return on plan assets	(45,049)	(41,991)	(35,711)
Amortization of:
Net actuarial loss	4,727	6,949	13,165
Prior service costs	75	83	138
Transition asset	(22)	(21)	(18)

Pension (income) expense	(7,392)	(3,185)	10,330
Pension curtailment charge	—	41	—

Total net periodic benefit (income) expense	(7,392)	(3,144)	10,330

Other plans:
Defined contribution plans	14,571	12,505	12,521
Foreign plans and other	5,586	4,442	3,977

Total other plans	20,157	16,947	16,498

Total net pension expense	$12,765	$13,803	$26,828

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2012 for the net actuarial losses and prior service costs is expected to be $11.4 million.

The following weighted average assumptions were used to determine the above net periodic pension benefit expense for the years ended December 31:

	2011	2010	2009
U.S. Defined Benefit Pension Plans:

Discount rate	5.60%	5.90%	6.50%
Expected return on plan assets	8.00%	8.25%	8.25%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:

Discount rate	5.71%	5.98%	6.09%
Expected return on plan assets	6.96%	6.97%	6.97%
Rate of compensation increase (where applicable)	2.97%	2.98%	2.98%

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

The estimated future benefit payments for U.S. and foreign plans are as follows (in thousands): 2012 – $29,668; 2013 – $30,328; 2014 – $31,126; 2015 – $31,912; 2016 – $32,889; 2017 to 2021 – $177,481. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $19.5 million and $16.9 million at December 31, 2011 and 2010, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.

13.	Guarantees

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. At December 31, 2011, the maximum amount of future payment obligations relative to these various guarantees was $64.7 million and the outstanding liability under certain of those guarantees was $4.1 million.

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

Changes in the accrued product warranty obligation were as follows at December 31:

	2011	2010	2009
	(In thousands)
Balance at the beginning of the year	$18,347	$16,035	$16,068
Accruals for warranties issued during the year	13,247	10,616	8,236
Settlements made during the year	(10,175)	(9,691)	(11,095)
Changes in liability for pre-existing warranties, including expirations during the year	—	(262)	277
Warranty accruals related to acquired businesses and other during the year	1,047	1,649	2,549

Balance at the end of the year	$22,466	$18,347	$16,035

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

14.	Contingencies

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2011, the Company is named a Potentially Responsible Party (“PRP”) at 15 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In ten of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements;

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2011 and 2010 were $28.0 million and $31.3 million, respectively, for both non-owned and owned sites. In 2011, the Company recorded $1.2 million in reserves. Additionally, the Company spent $4.5 million on environmental matters in 2011. The Company’s reserves for environmental liabilities at December 31, 2011 and 2010 include reserves of $17.5 million and $18.9 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2011, the Company had $14.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2011 (principally for production and administrative facilities and equipment) amounted to $131.3 million, consisting of payments of $27.0 million in 2012, $20.9 million in 2013, $16.1 million in 2014, $13.1 million in 2015, $10.1 million in 2016 and $44.1 million thereafter. The leases expire over a range of years from 2012 to 2082, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases. Rental expense was $26.4 million in 2011, $23.1 million in 2010 and $22.8 million in 2009.

As of December 31, 2011 and 2010, the Company had $275.5 million and $222.0 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Reportable Segments and Geographic Areas Information

Descriptive Information about Reportable Segments

The Company has two reportable segments, EIG and EMG. The Company identifies its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.

EIG produces instrumentation for various electronic applications used in transportation industries, including aircraft cockpit instruments and displays, airborne electronics systems that monitor and record flight and engine data, and pressure, temperature, flow and liquid-level sensors for commercial airlines and aircraft and jet engine manufacturers. EIG also produces analytical instrumentation for the medical, laboratory and research markets, as well as instruments for food service equipment, measurement and monitoring instrumentation for various process industries and instruments and complete instrument panels for heavy trucks, and heavy construction and agricultural vehicles. EIG also manufactures ultraprecise measurement instrumentation, as well as thermoplastic compounds for automotive, appliance and telecommunications applications.

EMG produces brushless air-moving motors for aerospace, mass transit, medical equipment, computer and business machine applications. EMG also produces high-purity metal powders and alloys in powder, strip and wire form for electronic components, aircraft and automotive products, as well as heat exchangers and thermal management subsystems. EMG also supplies hermetically sealed (moisture-proof) connectors, terminals and headers. These electromechanical devices are used in aerospace, defense, medical and other industrial applications. Additionally, EMG produces air-moving electric motors and motor-blower systems for manufacturers of floorcare appliances and outdoor power equipment.

Measurement of Segment Results

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense. Net sales by segment are reported after elimination of intra- and intersegment sales and profits, which are insignificant in amount. Reported segment assets include allocations directly related to the segment’s operations. Corporate assets consist primarily of investments, prepaid pensions, insurance deposits and deferred taxes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2011	2010	2009
	(In thousands)
Net sales(1):
Electronic Instruments	$1,647,195	$1,324,113	$1,146,578
Electromechanical	1,342,719	1,146,839	951,777

Consolidated net sales	$2,989,914	$2,470,952	$2,098,355

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$420,197	$316,184	$232,875
Electromechanical	262,710	210,397	166,582

Total segment operating income	682,907	526,581	399,457
Corporate administrative and other expenses	(46,966)	(44,423)	(33,407)

Consolidated operating income	635,941	482,158	366,050
Interest and other expenses, net	(79,299)	(75,908)	(71,417)

Consolidated income before income taxes	$556,642	$406,250	$294,633

Assets:
Electronic Instruments	$2,154,502	$1,959,586
Electromechanical	1,965,665	1,753,041

Total segment assets	4,120,167	3,712,627
Corporate	199,323	106,288

Consolidated assets	$4,319,490	$3,818,915

Additions to property, plant and equipment(3):
Electronic Instruments	$27,196	$31,496	$22,220
Electromechanical	30,977	26,690	16,668

Total segment additions to property, plant and equipment	58,173	58,186	38,888
Corporate	2,419	3,240	2,161

Consolidated additions to property, plant and equipment	$60,592	$61,426	$41,049

Depreciation and amortization:
Electronic Instruments	$39,749	$32,893	$32,635
Electromechanical	46,143	38,524	32,444

Total segment depreciation and amortization	85,892	71,417	65,079
Corporate	640	1,479	421

Consolidated depreciation and amortization	$86,532	$72,896	$65,500

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(3)	Includes $9.8 million in 2011, $22.2 million in 2010 and $8.0 million in 2009 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for the years ended December 31, 2011, 2010 and 2009 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2011	2010	2009
	(In thousands)
Net sales:
United States	$1,488,773	$1,259,608	$1,066,644

International(1):
United Kingdom	174,714	174,980	170,229
European Union countries	456,035	362,463	339,328
Asia	546,542	405,200	308,805
Other foreign countries	323,850	268,701	213,349

Total international	1,501,141	1,211,344	1,031,711

Total consolidated	$2,989,914	$2,470,952	$2,098,355

Long-lived assets from continuing operations (excluding intangible assets):
United States	$215,987	$206,869

International(2):
United Kingdom	34,093	34,031
European Union countries	52,832	54,815
Asia	8,496	8,862
Other foreign countries	13,921	13,549

Total international	109,342	111,257

Total consolidated	$325,329	$318,126

(1)	Includes U.S. export sales of $774.9 million in 2011, $564.5 million in 2010 and $414.1 million in 2009.

(2)	Represents long-lived assets of foreign-based operations only.

17.	Additional Consolidated Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $0.8 million, $1.1 million and $0.9 million for 2011, 2010 and 2009, respectively. Income taxes paid in 2011, 2010 and 2009 were $130.1 million, $95.9 million and $84.3 million, respectively. Cash paid for interest was $68.2 million, $66.8 million and $68.0 million in 2011, 2010 and 2009, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Stockholders’ Equity

In 2010, the Company repurchased approximately 3,071,000 shares of common stock for $78.6 million in cash under its share repurchase authorization. At December 31, 2010, $64.9 million was available under the Board authorization for future share repurchases. In 2011, the Company repurchased approximately 1,677,000 shares of common stock for $59.3 million in cash under its share repurchase authorization. In November 2011, the Board of Directors approved an increase of $100 million in the authorization for the repurchase of the Company’s common stock. This increase was added to the $5.5 million that remained available from an existing $75 million authorization approved in 2010. At December 31, 2011, $105.5 million was available under the Board authorization for future share repurchases.

At December 31, 2011, the Company held 8.8 million shares in its treasury at a cost of $209.8 million, compared with 7.3 million shares at a cost of $153.6 million at December 31, 2010. The number of shares outstanding at December 31, 2011 was 160.4 million shares, compared with 160.7 million shares at December 31, 2010.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a rollforward of the remaining accruals established in the fourth quarter of 2008 for restructuring charges and asset write-downs:

	Restructuring
	Severance	Facility Closures	Total
	(In millions)
Restructuring accruals at December 31, 2009	$12.2	$1.0	$13.2
Utilization	(4.6)	(0.7)	(5.3)
Foreign currency translation and other	(1.0)	—	(1.0)

Restructuring accruals at December 31, 2010	6.6	0.3	6.9
Utilization	(3.5)	(0.1)	(3.6)
Foreign currency translation and other	(0.1)	—	(0.1)

Restructuring accruals at December 31, 2011	$3.0	$0.2	$3.2

20.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2011
Net sales	$717,783	$758,834	$750,546	$762,751	$2,989,914
Operating income	$152,020	$156,955	$159,586	$167,380	$635,941
Net income	$90,435	$94,144	$97,978	$101,907	$384,464
Basic earnings per share*	$0.57	$0.59	$0.61	$0.64	$2.40
Diluted earnings per share*	$0.56	$0.58	$0.60	$0.63	$2.37
Dividends paid per share*	$0.06	$0.06	$0.06	$0.06	$0.24
2010
Net sales	$556,662	$591,941	$644,374	$677,975	$2,470,952
Operating income	$102,446	$115,595	$128,593	$135,524	$482,158
Net income	$57,945	$67,391	$77,357	$81,239	$283,932
Basic earnings per share*	$0.36	$0.43	$0.49	$0.51	$1.79
Diluted earnings per share*	$0.36	$0.42	$0.48	$0.50	$1.76
Dividends paid per share*	$0.04	$0.04	$0.04	$0.06	$0.18

*

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2011. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control over Financial Reporting

Management’s report on the Company’s internal controls over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K. The report of the independent registered public accounting firm with respect to the effectiveness of internal control over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) Exhibits

Exhibits are shown in the index included in Part II, Item 15(3) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETEK, Inc.

By:	/S/ FRANK S. HERMANCE
Frank S. Hermance, Chairman of the Board, Chief Executive Officer and Director

Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRANK S. HERMANCE Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2012

/S/ JOHN J. MOLINELLI John J. Molinelli	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	February 23, 2012

/S/ ROBERT R. MANDOS, JR. Robert R. Mandos, Jr.	Senior Vice President and Comptroller (Principal Accounting Officer)	February 23, 2012

/S/ ANTHONY J. CONTI Anthony J. Conti	Director	February 23, 2012

/S/ CHARLES D. KLEIN Charles D. Klein	Director	February 23, 2012

/S/ STEVEN W. KOHLHAGEN Steven W. Kohlhagen	Director	February 23, 2012

/S/ JAMES R. MALONE James R. Malone	Director	February 23, 2012

/S/ ELIZABETH R. VARET Elizabeth R. Varet	Director	February 23, 2012

/S/ DENNIS K. WILLIAMS Dennis K. Williams	Director	February 23, 2012

Index to Exhibits

Item 15(3)

Exhibit Number	Description	Incorporated Herein by Reference to
3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated April 24, 2007.	Exhibit 3.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
3.2	By-Laws of AMETEK, Inc. as amended to and including April 29, 2010.	Exhibit 3.1 to Form 10-Q, dated March 31, 2010, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 2007, between AMETEK, Inc. and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated June 5, 2007, SEC File No. 1-12981.
4.2	AMETEK, Inc. 2007 Omnibus Incentive Compensation Plan, dated as of April 24, 2007.*	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.
4.3	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011.*	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.
10.1	Amended and restated AMETEK, Inc. Retirement Plan for Directors, dated as of October 24, 2007.*	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.2	Amended and restated AMETEK, Inc. Deferred Compensation Plan dated October 24, 2007.*	Exhibit 10.6 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.3	Amended and restated AMETEK, Inc. Supplemental Senior Executive Death Benefit Plan, dated as of July 25, 2007.*	Exhibit 10.1 to Form 10-Q, dated September 30, 2007, SEC File No. 1-12981.
10.4	Amended and restated AMETEK, Inc. 2004 Executive Death Benefit Plan dated as of July 25, 2007.*	Exhibit 10.2 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.5	Amended and restated AMETEK, Inc. Death Benefit Program for Directors dated as of October 24, 2007.*	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.6	Form of amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.7	Amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.8 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.8	The AMETEK Retirement and Savings Plan, as amended and restated to January 1, 2002 (the “Savings Plan”).*	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-12981.
10.9	Amendment No. 1 to the Savings Plan.*	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-12981.
10.10	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit (10) (ww) to 1989 Form 10-K, SEC File No. 1-168.
10.11	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.

Exhibit Number	Description	Incorporated Herein by Reference to
10.12	Amended and restated AMETEK, Inc. Supplemental Executive Retirement Plan dated as of October 24, 2007.*	Exhibit 10.5 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.13	1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.14	Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.15	Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.16	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.17	Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.18	Amendment No. 5 to the 1999 Plan.*	Exhibit 10.5 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.19	Amendment No. 6 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.20	Amendment No. 7 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.21	2002 Stock Incentive Plan of AMETEK, Inc., as amended and restated as of April 25, 2007.*	Exhibit 10.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
10.22	Form of amended and restated Restricted Stock Agreement between the Company and certain executives of the Company, dated October 24, 2007.*	Exhibit 10.9 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.23	Credit Agreement dated as of September 22, 2011 among AMETEK, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, SunTrust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents.	Exhibit 10.1 to Form 8-K dated September 27, 2011, SEC File No. 1-12981.
10.24	Note Purchase Agreement, dated as of August 30, 2007.	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.
10.25	Note Purchase Agreement, dated as of September 17, 2008.	Exhibit 10.1 to Form 8-K dated September 19, 2008, SEC File No. 1-12981.
12	Statement regarding computation of ratio of earnings to fixed charges.**
21	Subsidiaries of the Registrant.**
23	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

Exhibit Number	Description	Incorporated Herein by Reference to
32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

**	Filed with electronic submission.