Form 10-Q
period 2012-03-31
AMETEK INC/
filed 2012-05-03
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 26, 2012 was 160,737,064 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$827,152	$717,783

Operating expenses:
Cost of sales, excluding depreciation	536,283	472,804
Selling, general and administrative	95,036	81,492
Depreciation	13,057	11,467

Total operating expenses	644,376	565,763

Operating income	182,776	152,020
Other expenses:
Interest expense	(18,837)	(17,150)
Other, net	(2,240)	(1,485)

Income before income taxes	161,699	133,385
Provision for income taxes	51,549	42,950

Net income	$110,150	$90,435

Basic earnings per share	$0.69	$0.57

Diluted earnings per share	$0.68	$0.56

Weighted average common shares outstanding:
Basic shares	160,124	159,728

Diluted shares	162,205	162,186

Dividends declared and paid per share	$0.06	$0.06

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Comprehensive income	$131,567	$108,732

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$219,304	$170,392
Marketable securities	5,155	4,563
Receivables, less allowance for possible losses	468,321	438,245
Inventories	393,259	380,471
Deferred income taxes	27,703	29,268
Other current assets	39,119	36,180

Total current assets	1,152,861	1,059,119
Property, plant and equipment, net	334,369	325,329
Goodwill	1,929,063	1,806,237
Other intangibles, net of accumulated amortization	1,050,337	982,957
Investments and other assets	141,962	145,848

Total assets	$4,608,592	$4,319,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$227,176	$140,508
Accounts payable	291,026	283,068
Income taxes payable	57,380	24,127
Accrued liabilities	174,560	181,172

Total current liabilities	750,142	628,875
Long-term debt	1,133,165	1,123,416
Deferred income taxes	409,025	389,088
Other long-term liabilities	126,827	125,306

Total liabilities	2,419,159	2,266,685

Stockholders’ equity:
Common stock	1,696	1,692
Capital in excess of par value	331,736	316,534
Retained earnings	2,202,122	2,101,615
Accumulated other comprehensive loss	(135,846)	(157,263)
Treasury stock	(210,275)	(209,773)

Total stockholders’ equity	2,189,433	2,052,805

Total liabilities and stockholders’ equity	$4,608,592	$4,319,490

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash provided by (used for):
Operating activities:
Net income	$110,150	$90,435
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	24,989	19,854
Deferred income tax (benefit) expense	(2,300)	2,869
Share-based compensation expense	4,058	4,332
Net change in assets and liabilities, net of acquisitions	9,343	(13,240)
Pension contribution and other	(5,355)	(610)

Total operating activities	140,885	103,640

Investing activities:
Additions to property, plant and equipment	(8,398)	(10,371)
Purchases of businesses, net of cash acquired	(179,356)	494
Other	4,291	(3,660)

Total investing activities	(183,463)	(13,537)

Financing activities:
Net change in short-term borrowings	86,585	(94,499)
Reduction in long-term borrowings	(170)	(627)
Cash dividends paid	(9,588)	(9,559)
Excess tax benefits from share-based payments	3,136	970
Proceeds from employee stock plans	7,230	2,316

Total financing activities	87,193	(101,399)

Effect of exchange rate changes on cash and cash equivalents	4,297	3,097

Increase (decrease) in cash and cash equivalents	48,912	(8,199)
Cash and cash equivalents:
As of January 1	170,392	163,208

As of March 31	$219,304	$155,009

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2012, and the consolidated results of its operations and its cash flows for the three months ended March 31, 2012 and 2011 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

2.	Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 was effective on January 1, 2012 for the Company and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. For interim periods, issuers are only required to provide a total of comprehensive income. These amendments do not change the items that must be reported in other comprehensive income. The Company adopted ASU 2011-05 effective January 1, 2012. See the Consolidated Statement of Comprehensive Income.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in FASB Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other. ASU 2011-08 was effective on January 1, 2012 for the Company and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Weighted average shares:
Basic shares	160,124	159,728
Equity-based compensation plans	2,081	2,458

Diluted shares	162,205	162,186

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

4.	Comprehensive Income

The difference between net income and comprehensive income in both periods presented is primarily driven by foreign currency translation adjustments, as well as the net gains or losses on net investment hedges of certain foreign subsidiaries, amortization of defined benefit pension actuarial gains or losses and other.

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

At March 31, 2012, $0.2 million of the Company’s marketable securities are valued as level 1 investments. In addition, the Company held $5.0 million of marketable securities in an institutional diversified equity securities mutual fund. These securities are valued as level 2 investments. The marketable securities are shown as a separate line on the consolidated balance sheet. For the three months ended March 31, 2012, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2012.

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

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2012, these net investment hedges included British-pound- and Euro-denominated long-term debts. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s documentation supporting the contemporaneous hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At March 31, 2012, the Company had $192.2 million of British-pound-denominated loans, which are designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2012, the Company had a $66.7 million Euro-denominated loan, a portion of which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $5.6 million of currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income at March 31, 2012.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

7.	Inventories

	March 31, 2012	December 31, 2011
	(In thousands)
Finished goods and parts	$67,142	$70,315
Work in process	73,697	72,676
Raw materials and purchased parts	252,420	237,480

Total inventories	$393,259	$380,471

8.	Acquisitions

The Company spent $179.4 million in cash, net of cash acquired, to acquire O’Brien Corporation in January 2012. O’Brien is a leading manufacturer of fluid and gas handling solutions, sample conditioning equipment and process analyzers. O’Brien is part of AMETEK’s Electronic Instruments Group.

The operating results of the above acquisition have been included in the Company’s consolidated results from the date of acquisition.

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisition based on the estimated fair value at March 31, 2012 (in millions):

Property, plant and equipment	$9.6
Goodwill	111.3
Other intangible assets	72.7
Deferred income taxes	(27.6)
Net working capital and other*	13.4

Total purchase price	$179.4

*	Includes $11.7 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisition as O’Brien’s product lines are both highly differentiated and highly complementary to AMETEK’s process instruments businesses. Combined with the Company’s analytical instrument solutions, AMETEK now can offer its customers a complete solution for most of their process analysis needs. The Company expects approximately $16.5 million of the goodwill recorded in connection with the O’Brien acquisition will be tax deductible in future years.

The Company is in the process of finalizing the deferred taxes and its third-party valuations of certain tangible and intangible assets related to its O’Brien acquisition.

At March 31, 2012, purchase price allocated to other intangible assets of $72.7 million consists of $21.1 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $51.6 million of other intangible assets consist of $43.5 million of customer relationships, which are being amortized over a period of 16 years and $8.1 million of purchased technology, which is being amortized over a period of 15 years. Amortization expense for each of the next five years for the O’Brien acquisition is expected to approximate $3.2 million per year.

The O’Brien acquisition had an immaterial impact on reported net sales, net income and diluted earnings per share for the three months ended March 31, 2012. Had the O’Brien acquisition been made at the beginning of 2012 or 2011, unaudited pro forma net sales, net income and diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been completed at the beginning of 2012 or 2011.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Acquisitions Subsequent to March 31, 2012

In late April 2012, the Company entered into a definitive agreement to acquire the parent company of Dunkermotoren GmbH, a leader in advanced motion control solutions for a wide range of industrial automation applications. The privately held manufacturer has expected annual sales of approximately 155 million Euro and is headquartered in Bonndorf, Germany. Dunkermotoren will expand the Company’s leadership position in niche rotary and linear motion applications and will join AMETEK’s Electromechanical Group. The acquisition, which is subject to German government approval as well as normal closing conditions, is expected to be completed during the second quarter of 2012.

9.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2011	$997.7	$808.5	$1,806.2
Goodwill acquired	111.3	—	111.3
Purchase price allocation adjustments and other	(0.8)	—	(0.8)
Foreign currency translation adjustments	8.7	3.7	12.4

Balance at March 31, 2012	$1,116.9	$812.2	$1,929.1

10.	Income Taxes

At March 31, 2012, the Company had gross unrecognized tax benefits of $29.7 million, of which $27.1 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2011	$28.5
Additions for tax positions	1.7
Reductions for tax positions	(0.5)

Balance at March 31, 2012	$29.7

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2012 and 2011 were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

11.	Financial Instruments

The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at March 31, 2012 and December 31, 2011. Cash, cash equivalents and marketable securities are recorded at fair value at March 31, 2012 and December 31, 2011 in the accompanying consolidated balance sheet.

	Asset (Liability)
	March 31, 2012		December 31, 2011
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Fixed-income investments	$2,847	$2,847	$2,811	$2,811
Short-term borrowings	(221,328)	(221,328)	(135,892)	(135,892)
Long-term debt (including current portion)	(1,139,013)	(1,338,790)	(1,128,032)	(1,298,503)

The fair value of fixed-income investments is based on quoted market prices and are valued as level 1 investments. The fair value of short-term borrowings approximates the carrying value. The Company’s long-term debt is all privately held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments.

Forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases, export sales or debt, thereby minimizing the Company’s exposure to raw material commodity price or foreign currency fluctuation. At March 31, 2012, the Company had a 55.0 million Swiss franc forward contract ($0.2 million fair value at March 31, 2012) outstanding for a specific firm debt commitment. For the three months ended March 31, 2012, both realized and unrealized gains on the forward contracts were not significant. The Swiss franc forward contract is not designated as a hedge. No forward contracts were outstanding at December 31, 2011.

12.	Share-Based Compensation

Total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Stock option expense	$1,761	$1,831
Restricted stock expense	2,297	2,501

Total pre-tax expense	4,058	4,332
Related tax benefit	(1,421)	(1,389)

Reduction of net income	$2,637	$2,943

Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

13.	Retirement and Pension Plans

The components of net periodic pension benefit expense were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Defined benefit plans:
Service cost	$1,263	$1,088
Interest cost	6,789	7,067
Expected return on plan assets	(10,722)	(11,266)
Amortization of net actuarial loss and other	2,852	1,138

Pension expense (income)	182	(1,973)

Other plans:
Defined contribution plans	5,239	4,070
Foreign plans and other	1,217	1,173

Total other plans	6,456	5,243

Total net pension expense	$6,638	$3,270

For the three months ended March 31, 2012 and 2011, contributions to the Company’s defined benefit pension plans were not significant.

14.	Product Warranties

The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Changes in the accrued product warranty obligation were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at the beginning of the period	$22,466	$18,347
Accruals for warranties issued during the period	2,411	3,569
Settlements made during the period	(2,212)	(2,748)
Warranty accruals related to new businesses and other during the period	429	278

Balance at the end of the period	$23,094	$19,446

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

15.	Contingencies

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2012, the Company is named a Potentially Responsible Party (“PRP”) at 15 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In ten of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at March 31, 2012 and December 31, 2011 were $25.8 million and $28.0 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2012, the Company recorded $0.3 million in reserves. Additionally, the Company spent $2.5 million on environmental matters for the three months ended March 31, 2012. The Company’s reserves for environmental liabilities at March 31, 2012 and December 31, 2011 include reserves of $15.5 million and $17.5 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At March 31, 2012, the Company had $13.5 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

March 31, 2012

(Unaudited)

16.	Reportable Segments

The Company has two reportable segments, Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”). The Company identifies its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.

At March 31, 2012, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2011, nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three months ended March 31, 2012 and 2011 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

17.	Subsequent Event

On May 1, 2012, the Company’s Board of Directors declared a three-for-two split of the Company’s common stock. The stock split will result in the issuance of one additional share for every two shares owned as of the record date. The stock split is payable on June 29, 2012, to stockholders of record at the close of business on June 15, 2012. Additionally, the Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.09 per common share from $0.06 per common share on a pre-split basis. All share and per share information included in this report is presented on a pre-split basis. All financial reports issued following the June 15, 2012 record date will be prepared on a post-split basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net sales(1):
Electronic Instruments	$468,808	$388,842
Electromechanical	358,344	328,941

Consolidated net sales	$827,152	$717,783

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$123,025	$99,960
Electromechanical	70,877	62,926

Total segment operating income	193,902	162,886
Corporate administrative and other expenses	(11,126)	(10,866)

Consolidated operating income	182,776	152,020
Interest and other expenses, net	(21,077)	(18,635)

Consolidated income before income taxes	$161,699	$133,385

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the first quarter of 2012 compared with the first quarter of 2011

For the quarter ended March 31, 2012, the Company established records for orders, sales, operating income, operating income margins, net income and diluted earnings per share. The Company achieved these results from strong internal growth, as well as contributions from the acquisitions of O’Brien Corporation in January 2012, Technical Manufacturing Corporation (“TMC”) in December 2011, Reichert Technologies and EM Test (Switzerland) GmbH in October 2011, Coining Holding Company (“Coining”) in May 2011 and Avicenna Technology, Inc. (“Avicenna”) in April 2011. The full year impact of the 2012 and 2011 acquisitions and our Operational Excellence capabilities should have a positive impact on our 2012 results.

Net sales for the first quarter of 2012 were $827.2 million, an increase of $109.4 million or 15.2%, compared with net sales of $717.8 million for the first quarter of 2011. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for the first quarter of 2012 was driven by strong internal sales growth of approximately 6%, which excludes a 1% unfavorable effect of foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.

Total international sales for the first quarter of 2012 were $417.8 million or 50.5% of net sales, an increase of $56.4 million or 15.6%, compared with international sales of $361.4 million or 50.3% of net sales for the first quarter of 2011. The $56.4 million increase in international sales resulted from higher sales growth noted above, driven by continued strong expansion into Asia, as well as growth in Europe, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain a strong international sales presence in Europe and Asia.

Results of Operations (continued)

New orders for the first quarter of 2012 were $862.9 million, an increase of $64.2 million or 8.0%, compared with $798.7 million for the first quarter of 2011. The increase in orders was primarily attributable to 2012 and 2011 acquisitions, excluding a 1% unfavorable effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders at March 31, 2012 was $947.2 million, an increase of $35.8 million or 3.9%, compared with $911.4 million at December 31, 2011.

Segment operating income for the first quarter of 2012 was $193.9 million, an increase of $31.0 million or 19.0%, compared with segment operating income of $162.9 million for the first quarter of 2011. Segment operating income, as a percentage of net sales, increased to 23.4% for the first quarter of 2012, compared with 22.7% for the first quarter of 2011. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s net sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2012 were $95.0 million, an increase of $13.5 million or 16.6%, compared with $81.5 million for the first quarter of 2011. As a percentage of net sales, SG&A expenses were 11.5% for the first quarter of 2012, compared with 11.4% for the first quarter of 2011. Selling expense increased $13.3 million or 18.7% for the first quarter of 2012 driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, increased to 10.2% for the first quarter of 2012, compared with 9.9% for the first quarter of 2011. Base business selling expense increased approximately 7.9% for the first quarter of 2012, which was in line with internal sales growth.

Corporate administrative expenses for the first quarter of 2012 were $11.0 million, an increase of $0.2 million or 1.9%, compared with $10.8 million for the first quarter of 2011. As a percentage of net sales, corporate administrative expenses were 1.3% for the first quarter of 2012, compared with 1.5% for the first quarter of 2011.

Consolidated operating income was $182.8 million or 22.1% of net sales for the first quarter of 2012, an increase of $30.8 million or 20.3%, compared with $152.0 million or 21.2% of net sales for the first quarter of 2011.

Interest expense was $18.8 million for the first quarter of 2012, an increase of $1.6 million or 9.3%, compared with $17.2 million for the first quarter of 2011. The increase was primarily due to the impact of the issuance of a 55 million Swiss franc senior note in the fourth quarter of 2011, as well as higher borrowings under revolving credit facilities for the acquisitions previously mentioned.

Other expenses, net were $2.2 million for the first quarter of 2012, an increase of $0.7 million, compared with $1.5 million for the first quarter of 2011. The increase was primarily driven by higher acquisition-related expenses.

The effective tax rate for the first quarter of 2012 was 31.9%, compared with 32.2% for the first quarter of 2011. The effective tax rate for 2012 and 2011 included the impact of international statutory tax rate reductions and the ongoing benefits obtained from international tax planning initiatives.

Net income for the first quarter of 2012 was $110.2 million, an increase of $19.8 million or 21.9%, compared with $90.4 million for the first quarter of 2011. Diluted earnings per share for the first quarter of 2012 were $0.68, an increase of $0.12 or 21.4%, compared with $0.56 per diluted share for the first quarter of 2011.

Results of Operations (continued)

Segment Results

Electronic Instruments Group’s (“EIG”) net sales totaled $468.8 million for the first quarter of 2012, an increase of $80.0 million or 20.6%, compared with $388.8 million for the first quarter of 2011. The net sales increase was due to internal growth of approximately 9%, excluding an unfavorable 1% effect of foreign currency translation, and was driven primarily by increases in EIG’s aerospace and process businesses. The acquisitions of O’Brien, TMC, EM Test and Reichert Technologies accounted for the remainder of the net sales increase.

EIG’s operating income was $123.0 million for the first quarter of 2012, an increase of $23.0 million or 23.0%, compared with $100.0 million for the first quarter of 2011. EIG’s operating margins were 26.2% of net sales for the first quarter of 2012, compared with 25.7% of net sales for the first quarter of 2011. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Electromechanical Group’s (“EMG”) net sales totaled $358.3 million for the first quarter of 2012, an increase of $29.4 million or 8.9%, compared with $328.9 million for the first quarter of 2011. The net sales increase was due to internal growth of approximately 3%, excluding an unfavorable 1% effect of foreign currency translation, and was driven by increases in EMG’s differentiated businesses. The acquisitions of Coining and Avicenna accounted for the remainder of the net sales increase.

EMG’s operating income was $70.9 million for the first quarter of 2012, an increase of $8.0 million or 12.7%, compared with $62.9 million for the first quarter of 2011. EMG’s operating margins were 19.8% of net sales for the first quarter of 2012, compared with 19.1% of net sales for the first quarter of 2011. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $140.9 million for the first quarter of 2012, an increase of $37.3 million or 36.0%, compared with $103.6 million for the first quarter of 2011. The increase in cash provided by operating activities was primarily due to the $19.7 million increase in net income and lower overall operating working capital levels. Free cash flow (cash flow provided by operating activities less capital expenditures) was $132.5 million for the first quarter of 2012, compared with $93.3 million for the first quarter of 2011. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $205.4 million for the first quarter of 2012, compared with $170.2 million for the first quarter of 2011. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $183.5 million for the first quarter of 2012, compared with $13.5 million for the first quarter of 2011. For the first quarter of 2012, the Company paid $179.4 million for one business acquisition, net of cash received. Additions to property, plant and equipment totaled $8.4 million for the first quarter of 2012, compared with $10.4 million for the first quarter of 2011.

Cash provided by financing activities totaled $87.2 million for the first quarter of 2012, compared with $101.4 million of cash used for financing activities for the first quarter of 2011. The change in financing cash flow was primarily the result of the net total borrowings increase of $86.4 million for the first quarter of 2012, compared with a net total borrowings decrease of $95.1 million for the first quarter of 2011.

In September 2011, AMETEK completed a new five-year revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. Interest rates on outstanding loans under either the current or replaced revolving credit facility are at the applicable London Interbank Offered Rate (“LIBOR”) plus a negotiated spread, or at the U.S. prime rate. The new revolving credit facility replaced a $450 million total borrowing capacity revolving credit facility, which excluded a $100 million accordion feature, that was due to expire in June 2012. The new revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy. At March 31, 2012, the Company had available borrowing capacity of $654.7 million under its revolving credit facility.

At March 31, 2012, total debt outstanding was $1,360.3 million, compared with $1,263.9 million at December 31, 2011, with no significant maturities until 2015. The debt-to-capital ratio was 38.3% at March 31, 2012, compared with 38.1% at December 31, 2011. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 34.3% at March 31, 2012, compared with 34.8% at December 31, 2011. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first quarter of 2012, cash and cash equivalents at March 31, 2012 totaled $219.3 million, compared with $170.4 million at December 31, 2011. At March 31, 2012, the Company had $214.7 million in cash outside the United States. The Company utilizes this cash to operate its international operations, as well as acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2012. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 3, 2012