Form 10-Q
period 2012-06-30
AMETEK INC/
filed 2012-08-02
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 25, 2012 was 242,535,964 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$825,898	$758,834	$1,653,050	$1,476,617

Operating expenses:
Cost of sales, excluding depreciation	531,753	499,956	1,068,036	972,760
Selling, general and administrative	95,646	89,685	190,682	171,177
Depreciation	13,521	12,238	26,578	23,705

Total operating expenses	640,920	601,879	1,285,296	1,167,642

Operating income	184,978	156,955	367,754	308,975
Other expenses:
Interest expense	(18,843)	(17,339)	(37,680)	(34,489)
Other, net	(1,848)	(2,381)	(4,088)	(3,866)

Income before income taxes	164,287	137,235	325,986	270,620
Provision for income taxes	50,600	43,091	102,149	86,041

Net income	$113,687	$94,144	$223,837	$184,579

Basic earnings per share	$0.47	$0.39	$0.93	$0.77

Diluted earnings per share	$0.47	$0.39	$0.92	$0.76

Weighted average common shares outstanding:
Basic shares	241,168	240,609	240,677	240,100

Diluted shares	243,121	243,322	243,214	243,300

Dividends declared and paid per share	$0.06	$0.04	$0.10	$0.08

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Comprehensive income	$88,583	$101,262	$220,150	$209,994

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,595	$170,392
Marketable securities	4,877	4,563
Receivables, less allowance for possible losses	482,799	438,245
Inventories	415,610	380,471
Deferred income taxes	28,930	29,268
Other current assets	36,199	36,180

Total current assets	1,132,010	1,059,119

Property, plant and equipment, net	361,485	325,329
Goodwill	2,052,547	1,806,237
Other intangibles, net of accumulated amortization	1,196,997	982,957
Investments and other assets	142,165	145,848

Total assets	$4,885,204	$4,319,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$388,708	$140,508
Accounts payable	299,731	283,068
Income taxes payable	23,942	24,127
Accrued liabilities	183,999	181,172

Total current liabilities	896,380	628,875

Long-term debt	1,122,893	1,123,416
Deferred income taxes	433,815	389,088
Other long-term liabilities	141,562	125,306

Total liabilities	2,594,650	2,266,685

Stockholders’ equity:
Common stock, $0.01 par value; authorized: 400,000,000 shares; issued: 255,516,052 and 253,824,112 shares	2,555	2,538
Capital in excess of par value	362,002	315,688
Retained earnings	2,301,259	2,101,615
Accumulated other comprehensive loss	(160,950)	(157,263)
Treasury stock: 13,059,634 and 13,266,742 shares	(214,312)	(209,773)

Total stockholders’ equity	2,290,554	2,052,805

Total liabilities and stockholders’ equity	$4,885,204	$4,319,490

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash provided by (used for):
Operating activities:
Net income	$223,837	$184,579
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	50,735	41,260
Deferred income tax expense	1,218	4,995
Share-based compensation expense	10,213	14,275
Net change in assets and liabilities, net of acquisitions	(27,463)	(25,074)
Pension contribution and other	(1,906)	(1,240)

Total operating activities	256,634	218,795

Investing activities:
Additions to property, plant and equipment	(20,515)	(20,559)
Purchases of businesses, net of cash acquired	(497,785)	(182,506)
Other	648	(2,959)

Total investing activities	(517,652)	(206,024)

Financing activities:
Net change in short-term borrowings	248,549	30,561
Reduction in long-term borrowings	(218)	(627)
Repurchases of common stock	(3,899)	(11,344)
Cash dividends paid	(24,055)	(19,165)
Excess tax benefits from share-based payments	10,021	8,849
Proceeds from employee stock plans	24,871	7,381

Total financing activities	255,269	15,655

Effect of exchange rate changes on cash and cash equivalents	(1,048)	4,959

(Decrease) increase in cash and cash equivalents	(6,797)	33,385

Cash and cash equivalents:
As of January 1	170,392	163,208

As of June 30	$163,595	$196,593

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2012, the consolidated results of its operations for the three and six months ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

2.	Stock Split

On May 1, 2012, the Company’s Board of Directors declared a three-for-two split of the Company’s common stock. The stock split resulted in the issuance of one additional share for every two shares owned. The stock split was paid on June 29, 2012, to stockholders of record at the close of business on June 15, 2012. Additionally, the Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.06 per common share from $0.04 per common share on a post-split basis. All share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect the impact of the stock split.

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

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

4.	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Weighted average shares:
Basic shares	241,168	240,609	240,677	240,100
Equity-based compensation plans	1,953	2,713	2,537	3,200

Diluted shares	243,121	243,322	243,214	243,300

5.	Comprehensive Income

The difference between net income and comprehensive income in the periods presented is primarily driven by foreign currency translation adjustments, as well as the net gains or losses on net investment hedges of certain foreign subsidiaries, amortization of defined benefit pension actuarial gains or losses and other.

6.	Fair Value Measurements

Cash, cash equivalents, marketable securities and fixed-income investments are recorded at fair value at June 30, 2012 and December 31, 2011 in the accompanying consolidated balance sheet.

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

At June 30, 2012, the Company held $4.9 million in marketable securities, of which $4.8 million was held in an institutional diversified equity securities mutual fund, which is valued as a level 2 investment. In addition, the Company held $0.1 million of marketable securities valued as level 1 investments. The marketable securities are shown as a separate line on the consolidated balance sheet. Fair value of the institutional diversified equity securities mutual fund was estimated using the net asset value of the Company’s ownership interests in the fund’s capital. The mutual fund seeks to provide long-term growth of capital by investing primarily in equity securities traded on U.S. exchanges and issued by large, established companies across many business sectors. There are no restrictions on the Company’s ability to redeem these equity securities investments.

At June 30, 2012, the Company held $2.9 million in fixed-income investments. The fair value of fixed-income investments was based on quoted market prices which are valued as level 1 investments. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the six months ended June 30, 2012, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the six months ended June 30, 2012.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases, export sales or debt, thereby minimizing the Company’s exposure to raw material commodity price or foreign currency fluctuation. At June 30, 2012, the Company had an 8.7 million Euro forward contract ($0.1 million fair value loss at June 30, 2012) outstanding. For the three and six months ended June 30, 2012, realized losses on foreign currency forward contracts were $3.8 million and $2.7 million, respectively. For the three and six months ended June 30, 2012, unrealized gains or losses on the forward contracts were not significant. The Company has not designated its foreign currency forward contracts as hedges. No forward contracts were outstanding at December 31, 2011.

7.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of June 30, 2012, these net investment hedges included British-pound- and Euro-denominated long-term debts. These borrowings were designed to create net investment hedges in each of the foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At June 30, 2012, the Company had $188.4 million of British-pound-denominated loans, which are designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At June 30, 2012, the Company had a $63.3 million Euro-denominated loan, which is designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $0.9 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income at June 30, 2012.

8.	Inventories

	June 30, 2012	December 31, 2011
	(In thousands)
Finished goods and parts	$71,616	$70,315
Work in process	76,683	72,676
Raw materials and purchased parts	267,311	237,480

Total inventories	$415,610	$380,471

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

9.	Acquisitions

The Company spent $497.8 million in cash, net of cash acquired, to acquire O’Brien Corporation (“O’Brien”) in January 2012 and the parent company of Dunkermotoren GmbH (“Dunkermotoren”) in May 2012. O’Brien is a leading manufacturer of fluid and gas handling solutions, sample conditioning equipment and process analyzers. Dunkermotoren is a leader in advanced motion control solutions for a wide range of industrial automation applications. O’Brien is part of AMETEK’s Electronic Instruments Group and Dunkermotoren is part of AMETEK’s Electromechanical Group.

The operating results of the above acquisitions have been included in the Company’s consolidated results from the respective dates of acquisitions.

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisitions based on the estimated fair value at acquisition (in millions):

Property, plant and equipment	$43.9
Goodwill	250.1
Other intangible assets	240.1
Deferred income taxes	(46.8)
Net working capital and other*	10.5

Total purchase price	$497.8

*	Includes $31.4 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: O’Brien’s product lines are both highly differentiated and highly complementary to AMETEK’s process instruments businesses. Combined with the Company’s analytical instrument solutions, AMETEK now can offer its customers a complete solution for most of their process analysis needs. Dunkermotoren is an excellent strategic and highly complementary fit with AMETEK’s Precision Motion Control business. Dunkermotoren expands the Company’s leadership position in niche rotary and linear motion applications. The Company expects approximately $112.4 million of the goodwill recorded in connection with the 2012 acquisitions will be tax deductible in future years.

The Company is in the process of finalizing the deferred taxes for its acquisitions of O’Brien and Dunkermotoren. Additionally, the Company is in the process of finalizing its third-party valuations of certain tangible, intangible assets and pension liabilities related to its Dunkermotoren acquisition.

At June 30, 2012, purchase price allocated to other intangible assets of $240.1 million consists of $68.4 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $171.7 million of other intangible assets consist of $147.2 million of customer relationships, which are being amortized over a period of 16-20 years and $24.5 million of purchased technology, which is being amortized over a period of 15 years. Amortization expense for each of the next five years for the 2012 acquisitions listed above is expected to approximate $9.5 million per year.

The 2012 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and six months ended June 30, 2012. Had the 2012 acquisitions been made at the beginning of 2012 or 2011, unaudited pro forma net sales, net income and diluted earnings per share for the three and six months ended June 30, 2012 and 2011, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been completed at the beginning of 2012 or 2011.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

10.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2011	$997.7	$808.5	$1,806.2
Goodwill acquired	111.3	138.8	250.1
Purchase price allocation adjustments and other	(0.6)	(0.1)	(0.7)
Foreign currency translation adjustments	(2.0)	(1.1)	(3.1)

Balance at June 30, 2012	$1,106.4	$946.1	$2,052.5

11.	Income Taxes

At June 30, 2012, the Company had gross unrecognized tax benefits of $31.1 million, of which $28.6 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2011	$28.5
Additions for tax positions	3.1
Reductions for tax positions	(0.5)

Balance at June 30, 2012	$31.1

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2012 and 2011 were not significant.

12.	Financial Instruments

The estimated fair values of the Company’s financial instruments are compared below to the recorded amounts at June 30, 2012 and December 31, 2011.

	Asset (Liability)
	June 30, 2012		December 31, 2011
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(382,606)	$(382,606)	$(135,892)	$(135,892)
Long-term debt (including current portion)	(1,128,995)	(1,342,537)	(1,128,032)	(1,298,503)

The fair value of short-term borrowings approximates the carrying value. The Company’s long-term debt is all privately held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

13.	Share-Based Compensation

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the periods indicated:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Expected volatility	28.4%	26.4%
Expected term (years)	5.1	5.0
Risk-free interest rate	0.84%	1.96%
Expected dividend yield	0.47%	0.54%
Black-Scholes-Merton fair value per stock option granted	$8.55	$7.56

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

Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Stock option expense	$3,231	$2,234	$4,992	$4,065
Restricted stock expense	2,924	7,709	5,221	10,210

Total pre-tax expense	6,155	9,943	10,213	14,275
Related tax benefit	(2,137)	(3,150)	(3,558)	(4,539)

Reduction of net income	$4,018	$6,793	$6,655	$9,736

Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2011	8,198	$18.50
Granted	1,377	34.04
Exercised	(1,692)	15.11
Forfeited	(56)	22.11
Expired	(2)	19.59

Outstanding at June 30, 2012	7,825	$21.94	4.5	$89.7

Exercisable at June 30, 2012	4,293	$18.30	3.4	$64.3

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2012 was $30.3 million. The total fair value of stock options vested during the six months ended June 30, 2012 was $7.4 million. As of June 30, 2012, there was approximately $18.6 million of expected future pre-tax compensation expense related to the 3.5 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.

The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2011	1,414	$22.71
Granted	381	33.94
Vested	(396)	21.72
Forfeited	(19)	23.84

Nonvested restricted stock outstanding at June 30, 2012	1,380	$26.08

The total fair value of restricted stock that vested during the six months ended June 30, 2012 was $8.5 million. As of June 30, 2012, there was approximately $24.0 million of expected future pre-tax compensation expense related to the 1.4 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

14.	Retirement and Pension Plans

The components of net periodic pension benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Defined benefit plans:
Service cost	$1,279	$1,096	$2,542	$2,184
Interest cost	6,760	7,105	13,549	14,172
Expected return on plan assets	(10,653)	(11,306)	(21,375)	(22,572)
Amortization of net actuarial loss and other	2,852	1,137	5,704	2,275

Pension expense (income)	238	(1,968)	420	(3,941)

Other plans:
Defined contribution plans	4,458	3,447	9,697	7,517
Foreign plans and other	1,108	1,228	2,325	2,401

Total other plans	5,566	4,675	12,022	9,918

Total net pension expense	$5,804	$2,707	$12,442	$5,977

For the six months ended June 30, 2012 and 2011, contributions to the Company’s defined benefit pension plans were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

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

Changes in the accrued product warranty obligation were as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Balance at the beginning of the period	$22,466	$18,347
Accruals for warranties issued during the period	4,593	6,414
Settlements made during the period	(4,662)	(4,826)
Warranty accruals related to new businesses and other during the period	3,266	1,080

Balance at the end of the period	$25,663	$21,015

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

16.	Contingencies

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At June 30, 2012, the Company is named a Potentially Responsible Party (“PRP”) at 15 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In ten of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Total environmental reserves at June 30, 2012 and December 31, 2011 were $24.9 million and $28.0 million, respectively, for both non-owned and owned sites. For the six months ended June 30, 2012, the Company recorded $0.3 million in reserves. Additionally, the Company spent $3.4 million on environmental matters for the six months ended June 30, 2012. The Company’s reserves for environmental liabilities at June 30, 2012 and December 31, 2011 include reserves of $15.2 million and $17.5 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a large Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At June 30, 2012, the Company had $13.5 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

At June 30, 2012, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2011, other than those described in the acquisitions footnote (Note 9), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and six months ended June 30, 2012 and 2011 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net sales(1):
Electronic Instruments	$452,128	$407,382	$920,936	$796,224
Electromechanical	373,770	351,452	732,114	680,393

Consolidated net sales	$825,898	$758,834	$1,653,050	$1,476,617

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$117,651	$101,481	$240,676	$201,441
Electromechanical	78,760	69,156	149,637	132,082

Total segment operating income	196,411	170,637	390,313	333,523
Corporate administrative and other expenses	(11,433)	(13,682)	(22,559)	(24,548)

Consolidated operating income	184,978	156,955	367,754	308,975
Interest and other expenses, net	(20,691)	(19,720)	(41,768)	(38,355)

Consolidated income before income taxes	$164,287	$137,235	$325,986	$270,620

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the second quarter of 2012 compared with the second quarter of 2011

For the quarter ended June 30, 2012, the Company established records for orders, operating income, operating income margins, net income and diluted earnings per share. The Company achieved these results through our Operational Excellence initiatives, as well as contributions from the acquisitions of the parent company of Dunkermotoren GmbH in May 2012, O’Brien Corporation in January 2012, Technical Manufacturing Corporation (“TMC”) in December 2011, and EM Test (Switzerland) GmbH (“EM Test”) and Reichert Technologies in October 2011. The full year impact of the 2012 and 2011 acquisitions and our Operational Excellence capabilities are expected to have a positive impact on the remainder of our 2012 results.

Net sales for the second quarter of 2012 were $825.9 million, an increase of $67.1 million or 8.8%, compared with net sales of $758.8 million for the second quarter of 2011. The net sales increase for the second quarter of 2012 was driven by the acquisitions mentioned above, partially offset by a 1% unfavorable effect of foreign currency translation. Internal growth was flat due to a weak international environment.

Total international sales for the second quarter of 2012 were $412.4 million or 49.9% of net sales, an increase of $26.6 million or 6.9%, compared with international sales of $385.8 million or 50.8% of net sales for the second quarter of 2011. The $26.6 million increase in international sales resulted from the acquisitions mentioned above, primarily driven by Dunkermotoren, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain a strong international sales presence in Europe and Asia.

Results of Operations (continued)

Segment operating income for the second quarter of 2012 was $196.4 million, an increase of $25.8 million or 15.1%, compared with segment operating income of $170.6 million for the second quarter of 2011. Segment operating income, as a percentage of net sales, increased to 23.8% for the second quarter of 2012, compared with 22.5% for the second quarter of 2011. The increase in segment operating income and segment operating margins resulted primarily from the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2012 were $95.6 million, an increase of $5.9 million or 6.6%, compared with $89.7 million for the second quarter of 2011. As a percentage of net sales, SG&A expenses were 11.6% for the second quarter of 2012, compared with 11.8% for the second quarter of 2011. Second quarter of 2011 SG&A expenses includes a $2.1 million charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2009 restricted stock grant in the second quarter of 2011. Selling expense increased $8.2 million or 10.7% for the second quarter of 2012 driven by the increase in net sales noted above. Selling expense, as a percentage of net sales, increased to 10.2% for the second quarter of 2012, compared with 10.0% for the second quarter of 2011. Base business selling expense was flat for the second quarter of 2012, which was in line with internal sales growth.

Corporate administrative expenses for the second quarter of 2012 were $11.3 million, a decrease of $2.3 million or 16.9%, compared with $13.6 million for the second quarter of 2011. As a percentage of net sales, corporate administrative expenses were 1.4% for the second quarter of 2012, compared with 1.8% for the second quarter of 2011. The decrease in corporate administrative expenses was primarily the result of equity-based compensation expense associated with the accelerated vesting of restricted stock in the second quarter of 2011, noted above.

Consolidated operating income was $185.0 million or 22.4% of net sales for the second quarter of 2012, an increase of $28.0 million or 17.8%, compared with $157.0 million or 20.7% of net sales for the second quarter of 2011.

Interest expense was $18.8 million for the second quarter of 2012, an increase of $1.5 million or 8.7%, compared with $17.3 million for the second quarter of 2011. The increase was primarily due to higher borrowings under revolving credit facilities for the acquisitions previously mentioned, as well as the impact of the issuance of a 55 million Swiss franc senior note in the fourth quarter of 2011.

Other expenses, net were $1.8 million for the second quarter of 2012, a decrease of $0.6 million, compared with $2.4 million for the second quarter of 2011. The decrease was primarily driven by net foreign currency transaction gains.

The effective tax rate for the second quarter of 2012 was 30.8%, compared with 31.4% for the second quarter of 2011. The effective tax rate for 2012 and 2011 includes the impact of international statutory tax rate reductions and the ongoing benefits obtained from international tax planning initiatives. The higher effective tax rate for the second quarter of 2011 primarily reflects the impact of the accelerated vesting of non-deductible restricted stock.

Net income for the second quarter of 2012 was $113.7 million, an increase of $19.6 million or 20.8%, compared with $94.1 million for the second quarter of 2011. Diluted earnings per share for the second quarter of 2012 were $0.47, an increase of $0.08 or 20.5%, compared with $0.39 per diluted share for the second quarter of 2011. Diluted earnings per share amounts were adjusted to reflect a three-for-two stock split paid to stockholders on June 29, 2012. See Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations (continued)

Segment Results

Electronic Instruments Group’s (“EIG”) net sales totaled $452.1 million for the second quarter of 2012, an increase of $44.7 million or 11.0%, compared with $407.4 million for the second quarter of 2011. The net sales increase was due to internal growth of approximately 1%, excluding an unfavorable 2% effect of foreign currency translation. The acquisitions of O’Brien, TMC, EM Test and Reichert Technologies accounted for the remainder of the net sales increase.

EIG’s operating income was $117.7 million for the second quarter of 2012, an increase of $16.2 million or 16.0%, compared with $101.5 million for the second quarter of 2011. EIG’s operating margins were 26.0% of net sales for the second quarter of 2012, compared with 24.9% of net sales for the second quarter of 2011. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Electromechanical Group’s (“EMG”) net sales totaled $373.8 million for the second quarter of 2012, an increase of $22.3 million or 6.3%, compared with $351.5 million for the second quarter of 2011. The net sales increase was due to unfavorable internal growth of approximately 1%, excluding an unfavorable 1% effect of foreign currency translation. The acquisition of Dunkermotoren primarily accounted for the remainder of the net sales increase.

EMG’s operating income was $78.8 million for the second quarter of 2012, an increase of $9.6 million or 13.9%, compared with $69.2 million for the second quarter of 2011. EMG’s operating margins were 21.1% of net sales for the second quarter of 2012, compared with 19.7% of net sales for the second quarter of 2011. EMG’s increase in operating income and operating margins was primarily due to the Group’s lower cost structure through Operational Excellence initiatives.

Results of Operations (continued)

Results of operations for the first six months of 2012 compared with the first six months of 2011

Net sales for the first six months of 2012 were $1,653.1 million, an increase of $176.5 million or 12.0%, compared with net sales of $1,476.6 million for the first six months of 2011. The increase in net sales was attributable to higher order rates, as well as the impact of the acquisitions of Dunkermotoren in May 2012, O’Brien in January 2012, TMC in December 2011, EM Test and Reichert Technologies in October 2011, and Coining Holding Company (“Coining”) in May 2011 and Avicenna Technology, Inc. (“Avicenna”) in April 2011. The net sales increase for the first six months of 2012 was driven by internal sales growth of approximately 3%, which excludes a 1% unfavorable effect of foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.

Total international sales for the first six months of 2012 were $830.2 million or 50.2% of net sales, an increase of $83.0 million or 11.1%, compared with international sales of $747.2 million or 50.6% of net sales for the first six months of 2011. The $83.0 million increase in international sales resulted from higher sales growth noted above, driven by continued expansion into Asia, the acquisitions mentioned above, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain a strong international sales presence in Europe and Asia.

New orders for the first six months of 2012 were $1,779.2 million, an increase of $183.4 million or 11.5%, compared with $1,595.8 million for the first six months of 2011. The increase in orders was primarily attributable to 2012 and 2011 acquisitions, excluding a 2% unfavorable effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders at June 30, 2012 was a record at $1,037.6 million, an increase of $126.2 million or 13.8%, compared with $911.4 million at December 31, 2011.

Segment operating income for the first six months of 2012 was $390.3 million, an increase of $56.8 million or 17.0%, compared with segment operating income of $333.5 million for the first six months of 2011. Segment operating income, as a percentage of net sales, increased to 23.6% for the first six months of 2012, compared with 22.6% for the first six months of 2011. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s net sales increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

SG&A expenses for the first six months of 2012 were $190.7 million, an increase of $19.5 million or 11.4%, compared with $171.2 million for the first six months of 2011. As a percentage of net sales, SG&A expenses were 11.5% for the first six months of 2012, compared with 11.6% for the first six months of 2011. Selling expense increased $21.4 million or 14.6% for the first six months of 2012 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, increased to 10.2% for the first six months of 2012, compared with 9.9% for the first six months of 2011. Base business selling expense increased approximately 4% for the first six months of 2012, which was in line with internal sales growth.

Corporate administrative expenses for the first six months of 2012 were $22.4 million, a decrease of $1.9 million or 7.8%, compared with $24.3 million for the first six months of 2011. As a percentage of net sales, corporate administrative expenses were 1.4% for the first six months of 2012, compared with 1.6% for the first six months of 2011. The decrease in corporate administrative expenses was primarily the result of equity-based compensation expense associated with the accelerated vesting of an April 2009 restricted stock grant in the second quarter of 2011.

Consolidated operating income was $367.8 million or 22.2% of net sales for the first six months of 2012, an increase of $58.8 million or 19.0%, compared with $309.0 million or 20.9% of net sales for the first six months of 2011.

Interest expense was $37.7 million for the first six months of 2012, an increase of $3.2 million or 9.3%, compared with $34.5 million for the first six months of 2011. The increase was primarily due to higher borrowings under revolving credit facilities for the acquisitions previously mentioned, as well as the impact of the issuance of a 55 million Swiss franc senior note in the fourth quarter of 2011.

Results of Operations (continued)

Other expenses, net were $4.1 million for the first six months of 2012, an increase of $0.2 million, compared with $3.9 million for the first six months of 2011. The increase was primarily driven by higher acquisition-related expenses, partially offset by net foreign currency transaction gains.

The effective tax rate for the first six months of 2012 was 31.3%, compared with 31.8% for the first six months of 2011. The effective tax rate for 2012 and 2011 includes the impact of international statutory tax rate reductions and the ongoing benefits obtained from international tax planning initiatives. The higher effective tax rate for the first six months of 2011 primarily reflects the impact of the accelerated vesting of non-deductible restricted stock.

Net income for the first six months of 2012 was $223.8 million, an increase of $39.2 million or 21.2%, compared with $184.6 million for the first six months of 2011. Diluted earnings per share for the first six months of 2012 were $0.92, an increase of $0.16 or 21.1%, compared with $0.76 per diluted share for the first six months of 2011. Diluted earnings per share amounts were adjusted to reflect a three-for-two stock split paid to stockholders on June 29, 2012. See Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Segment Results

EIG’s net sales totaled $920.9 million for the first six months of 2012, an increase of $124.7 million or 15.7%, compared with $796.2 million for the first six months of 2011. The net sales increase was due to internal growth of approximately 5%, excluding an unfavorable 1% effect of foreign currency translation, and was driven primarily by increases in EIG’s aerospace and process businesses. The acquisitions of O’Brien, TMC, EM Test and Reichert Technologies accounted for the remainder of the net sales increase.

EIG’s operating income was $240.7 million for the first six months of 2012, an increase of $39.3 million or 19.5%, compared with $201.4 million for the first six months of 2011. EIG’s operating margins were 26.1% of net sales for the first six months of 2012, compared with 25.3% of net sales for the first six months of 2011. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

EMG’s net sales totaled $732.1 million for the first six months of 2012, an increase of $51.7 million or 7.6%, compared with $680.4 million for the first six months of 2011. The net sales increase was due to internal growth of approximately 1%, excluding an unfavorable 1% effect of foreign currency translation, and was driven by increases in EMG’s differentiated businesses. The acquisitions of Dunkermotoren, Coining and Avicenna accounted for the remainder of the net sales increase.

EMG’s operating income was $149.6 million for the first six months of 2012, an increase of $17.5 million or 13.2%, compared with $132.1 million for the first six months of 2011. EMG’s operating margins were 20.4% of net sales for the first six months of 2012, compared with 19.4% of net sales for the first six months of 2011. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s increase in net sales noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $256.6 million for the first six months of 2012, an increase of $37.8 million or 17.3%, compared with $218.8 million for the first six months of 2011. The increase in cash provided by operating activities was primarily due to the $39.3 million increase in net income. Free cash flow (cash flow provided by operating activities less capital expenditures) was $236.1 million for the first six months of 2012, compared with $198.2 million for the first six months of 2011. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $414.1 million for the first six months of 2012, compared with $346.0 million for the first six months of 2011. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $517.7 million for the first six months of 2012, compared with $206.0 million for the first six months of 2011. For the first six months of 2012, the Company paid $497.8 million for two business acquisitions, net of cash received, compared with $183.0 million paid for two business acquisitions, net of cash received, for the first six months of 2011. Additions to property, plant and equipment totaled $20.5 million for the first six months of 2012, compared with $20.6 million for the first six months of 2011.

Cash provided by financing activities totaled $255.3 million for the first six months of 2012, compared with $15.7 million for the first six months of 2011. The change in financing cash flow was primarily the result of the net total borrowings increase of $248.3 million for the first six months of 2012, compared with a net total borrowings increase of $29.9 million for the first six months of 2011. For the first six months of 2012, the Company repurchased 0.1 million shares of the Company’s common stock for $3.9 million, compared with $11.3 million used for repurchases of 0.4 million shares (as adjusted to reflect a three-for-two stock split paid to stockholders on June 29, 2012. See Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.) of the Company’s common stock for the first six months of 2011. At June 30, 2012, $101.6 million was available under the Board authorization for future share repurchases.

In September 2011, AMETEK completed a new five-year revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. Interest rates on outstanding loans under either the current or replaced revolving credit facility are at the applicable London Interbank Offered Rate (“LIBOR”) plus a negotiated spread, or at the U.S. prime rate. The new revolving credit facility replaced a $450 million total borrowing capacity revolving credit facility, which excluded a $100 million accordion feature, that was due to expire in June 2012. The new revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy. At June 30, 2012, the Company had available borrowing capacity of $490.8 million under its revolving credit facility.

At June 30, 2012, total debt outstanding was $1,511.6 million, compared with $1,263.9 million at December 31, 2011, with no significant maturities until 2015. The debt-to-capital ratio was 39.8% at June 30, 2012, compared with 38.1% at December 31, 2011. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 37.0% at June 30, 2012, compared with 34.8% at December 31, 2011. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first six months of 2012, cash and cash equivalents at June 30, 2012 totaled $163.6 million, compared with $170.4 million at December 31, 2011. At June 30, 2012, the Company had $161.5 million in cash outside the United States. The Company utilizes this cash to operate its international operations, as well as acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2012. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2012 to April 30, 2012	109,483	$32.24	—	$101,996,436
May 1, 2012 to May 31, 2012	10,947	33.69	—	101,627,668
June 1, 2012 to June 30, 2012	—	—	—	101,627,668

Total	120,430	32.37	—

(1)	Includes 120,430 shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors remaining portion of the $75 million authorization for the repurchase of its common stock announced in January 2010 and $100 million authorization for the repurchase of its common stock announced in November 2011. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ William J. Burke
William J. Burke
Senior Vice President - Comptroller & Treasurer
(Principal Accounting Officer)

August 2, 2012