Form 10-K
period 2012-12-31
AMETEK INC/
filed 2013-02-21
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if asmaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $8.1 billion as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2013 was 243,281,716.

Documents Incorporated by Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 8, 2013.

AMETEK, Inc.

2012 Form 10-K Annual Report

PART I

Item 1.	Business

General Development of Business

AMETEK, Inc. (“AMETEK” or the “Company”) is incorporated in Delaware. Its predecessor was originally incorporated in Delaware in 1930 under the name American Machine and Metals, Inc. The Company maintains its principal executive offices in suburban Philadelphia at 1100 Cassatt Road, Berwyn, Pennsylvania, 19312. AMETEK is a leading global manufacturer of electronic instruments and electromechanical devices with operations in North America, Europe, Asia and South America. The Company is listed on the New York Stock Exchange (symbol: AME). The common stock of AMETEK is a component of the S&P MidCap 400 and the Russell 1000 Indices.

Website Access to Information

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com (in the “Investors – Financial News and Information” section), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The Company has posted, free of charge, on the investor information portion of its website, its corporate governance guidelines, Board committee charters and codes of ethics. Those documents also are available in published form, free of charge, to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 1100 Cassatt Road, Berwyn, Pennsylvania, 19312.

Products and Services

The Company markets its products worldwide through two operating groups, the Electronic Instruments Group (“EIG”) and the Electromechanical Group (“EMG”). EIG provides monitoring, testing, calibration and display devices for the process, aerospace, power and industrial markets. EMG produces highly engineered electrical connectors for electronic applications, precision motion control solutions, specialty metals and alloys and electric motors, blowers and heat exchangers. End markets include aerospace and defense, medical devices, office equipment, factory automation, mass transit and other industrial markets. The Company continues to grow through strategic acquisitions focused on differentiated niche markets in instrumentation and electromechanical devices.

Competitive Strengths

Management believes that the Company has several significant competitive advantages that assist it in sustaining and enhancing its market positions. Its principal strengths include:

Significant Market Share.    AMETEK maintains a significant share in many of its targeted niche markets because of its ability to produce and deliver high-quality products at competitive prices. In EIG, the Company maintains significant market positions in many niche segments within the process, aerospace, power and industrial instrumentation markets. In EMG, the Company maintains significant market positions in many niche segments including aerospace and defense, precision motion control, factory automation and robotics, medical devices, mass transit and office equipment products.

Technological and Development Capabilities.    AMETEK believes it has certain technological advantages over its competitors that allow it to develop innovative products and maintain leading market positions. Historically, the Company has grown by extending its technical expertise into the manufacture of customized products for its customers, as well as through strategic acquisitions. EIG competes primarily on the basis of product innovation in several highly specialized instrumentation markets, including process measurement, aerospace, power generation and distribution, heavy-vehicle dashboard and medical instrumentation. EMG’s differentiated businesses focus on developing customized products for specialized applications in aerospace and defense, medical, business machines and other industrial applications.

Efficient and Low-Cost Manufacturing Operations.    EMG has manufacturing plants in Brazil, China, the Czech Republic, Malaysia, Mexico and Serbia to lower its costs and achieve strategic proximity to its customers, providing the opportunity to increase international sales and market share. Certain of the Company’s electronic instrument businesses have relocated manufacturing operations to low-cost locales. Furthermore, strategic acquisitions and joint ventures in Europe, North America and Asia have resulted in additional cost savings and synergies through the consolidation of operations, supply chain, product lines and distribution channels, which benefits both operating groups.

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

Business Strategy

AMETEK’s objectives are to increase the Company’s earnings and financial returns through a combination of operational and financial strategies. Those operational strategies include Operational Excellence, New Product Development, Global and Market Expansion, and Strategic Acquisitions and Alliances designed to achieve double-digit annual percentage growth in earnings per share over the business cycle and a superior return on total capital. To support those operational objectives, financial initiatives have been, or may be, undertaken, including public and private debt or equity issuance, bank debt refinancing, local financing in certain foreign countries and share repurchases. AMETEK’s commitment to earnings growth is reflected in its continued implementation of cost-reduction programs designed to achieve the Company’s long-term, best-cost objectives.

AMETEK’s Corporate Growth Plan consists of four key strategies:

Operational Excellence.    Operational Excellence is AMETEK’s cornerstone strategy for improving profit margins and strengthening the Company’s competitive position across its businesses. Through its Operational Excellence strategy, the Company seeks to reduce production costs and improve its market positions. The strategy has played a key role in achieving synergies from newly acquired companies. AMETEK believes that Operational Excellence, which focuses on Six Sigma process improvements, global sourcing and lean manufacturing and emphasizes team building and a participative management culture, has enabled the Company to improve operating efficiencies and product quality, increase customer satisfaction and yield higher cash flow from operations, while lowering operating and administrative costs and shortening manufacturing cycle times.

New Product Development.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has consistently increased its investment in new product development, and, in 2012, added to its highly differentiated product portfolio with a range of new products across each of its businesses. Its most recent product introductions include:

•	MINISCAN IRXpert, the first completely portable multi-fuel analyzer for gasoline, diesel and biodiesel fuels that incorporates infrared technology to achieve unmatched accuracy of fuel properties;

•	EDAX® TEAM™ Pegasus, which combines two leading materials characterization technologies into a single integrated microanalysis system for scanning electron microscopes;

•

Land Instruments Critical Vessel Monitoring System, which uses advanced thermal imaging cameras to monitor critical process vessels used in power generation, petrochemical processing, oil and gas refining and combustion processes;

•

PITTMAN® 8540 Series DC servo motors, which offer high performance in a small package for such high-tech applications as medical devices, laboratory instruments, data storage and precision automation machinery;

•

Haydon Kerk® micro-slide linear actuator that has a resolution of 15 microns / step (0.00006-in /step) and is ideal for such applications as micro-fluidics and optical positioning that require precise motion control in a small package;

•	The latest generation of SPECTROTEST mobile metal analyzers that are lighter weight, easier to use and provide up to four times the system throughput than earlier versions;

•

Drexelbrook® Universal IV level measurement transmitter, which features stable, repeatable and accurate level measurement and is ideally suited for the most common to the most challenging level measurement applications;

•

Lloyd Instruments® LS5 universal materials testing system that incorporates the latest linear guide technology with an advanced software compensation system to ensure the highest level of precision measurement;

•	Vision Research Phantom® v642 high-speed camera, which incorporates Academy Award®- and Emmy Award®-winning high-speed, digital photography technology to record and deliver ultra-slow motion images;

•	AMETEK® ultra-thin titanium strip in thicknesses as low as 0.004 inches that offers outstanding performance characteristics for pacemakers and neurostimulator enclosures and other medical implants;

•

The Detective-200™ advanced radiation detector, which represents a breakthrough in radiation identification technology by offering ultra-sensitivity and ease of use in a compact, portable detection unit;

•	CAMECA IMS 7f Secondary Ion Mass Spectrometer, which delivers precise elemental and isotopic analysis for researchers in advanced material research, including leading-edge semiconductor development;

•	Elgar Terra SAS™ standalone solar array simulator that allows solar energy system developers to accurately simulate test protocols and real-world solar installation conditions in the laboratory; and

•	The Universal Instrument Panel-Message Center, which was added to the Next Generation Instrument (NGI®) family of road-tested heavy vehicle dashboard displays.

Global and Market Expansion.    AMETEK’s largest presence outside the United States is in Europe, where it has operations in the United Kingdom, Germany, Denmark, Italy, the Czech Republic, Serbia, Romania, France, Austria, Switzerland and the Netherlands. These operations provide design, engineering and manufacturing capability, product-line breadth, enhanced European distribution channels and low-cost production. AMETEK has grown sales in Latin America and Asia by building and expanding low-cost electric motor and instrument plants in Reynosa, Mexico, Sao Paulo, Brazil and Shanghai, China. It also continues to achieve geographic and market expansion in Asia through an increased sales and marketing presence in China, India, Japan, Korea, Malaysia, Middle East, Russia, Singapore and Taiwan as well as joint ventures in China, Japan and Taiwan.

Strategic Acquisitions and Alliances.    The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth, and operational efficiencies at the acquired businesses. Since the beginning of 2008, through December 31, 2012, the Company has completed 27 acquisitions with annualized sales totaling approximately $1.2 billion, including seven acquisitions in 2012 (see “Recent Acquisitions”). Through these and prior acquisitions, the Company’s management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue this acquisition strategy.

2012 OVERVIEW

Operating Performance

In 2012, AMETEK achieved sales of $3.3 billion, an increase of 11.5% from 2011 and established records for orders, backlog, net sales, operating income, operating income margins, net income, diluted earnings per share and operating cash flow.

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

Recent Acquisitions

The Company spent $747.7 million in cash, net of cash acquired, for seven business acquisitions in 2012.

In January 2012, the Company acquired O’Brien Corporation, a leading manufacturer of fluid and gas handling solutions, sample conditioning equipment and process analyzers. O’Brien is part of EIG.

In May 2012, the Company acquired Dunkermotoren GmbH, a leader in advanced motion control solutions for a wide range of industrial automation applications. Dunkermotoren is part of EMG.

In October 2012, the Company acquired Micro-Poise Measurement Systems (“Micro-Poise”), a leading provider of integrated test and measurement solutions for the tire industry. Micro-Poise is part of EIG.

In December 2012, the Company acquired Aero Components International (“ACI”), which expands the Company’s global maintenance, repair and overhaul (“MRO”) capabilities into fuel system repair. ACI is part of EMG.

In December 2012, the Company acquired Avtech Avionics and Instruments (“Avtech”), which broadens the Company’s MRO expertise in next generation avionics. Avtech is part of EMG.

In December 2012, the Company acquired Sunpower, Inc., a leader in the development of Stirling cycle cryocoolers and externally heated Stirling engine technology for medical, scientific, telecommunication and space applications. Sunpower is part of EIG.

In December 2012, the Company acquired Crystal Engineering, a manufacturer of high-end, portable pressure calibrators and digital test gauges for the oil and gas, power generation and other industrial markets. Crystal Engineering is part of EIG.

Financial Information About Reportable Segments, Foreign Operations and Export Sales

Information with respect to reportable segments and geographic areas is set forth in Note 16 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company’s international sales increased 14% to $1,707.6 million in 2012. The increase in international sales resulted from the acquisitions mentioned above, continued expansion into Asia, and includes the effect of foreign currency translation. The Company experienced increases in export sales of products manufactured in the United States, as well as increased sales from overseas operations. International sales represented 51.2% of consolidated net sales in 2012 compared with 50.2% in 2011.

Description of Business

The products and markets of each reportable segment are described below:

EIG

EIG applies its specialized market focus and technology to the manufacture of instruments used for testing, monitoring, calibration and display by the process, aerospace, power and industrial markets. EIG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EIG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management practices, moving production to low-cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including airframe and aircraft engine sensors; process and analytical instruments; electric power generation, distribution and transmission instruments; and heavy-vehicle instrument panels. It has joint venture operations in China, Japan and Taiwan. 55% of EIG’s 2012 net sales were to customers outside the United States.

At December 31, 2012, EIG employed approximately 6,700 people, of whom approximately 1,100 were covered by collective bargaining agreements. EIG had 60 operating facilities: 40 in the United States, six each in the United Kingdom and Germany, two in France, and one each in Argentina, Austria, Canada, China, Denmark and Switzerland at December 31, 2012. EIG also shares operating facilities with EMG in Brazil, China and Mexico.

Process and Analytical Instrumentation Markets and Products

Process and analytical instrumentation sales represented 68% of EIG’s 2012 net sales. These include: process analyzers; emission monitors; spectrometers, elemental and surface analysis instruments; level, pressure and temperature sensors and transmitters; radiation measurement devices; level measurement devices; precision pumping systems; force-materials and force-testing instruments; and radiation measurement devices. EIG’s focus is on the process industries, including oil, gas and petrochemical refining, power generation, pharmaceutical manufacture, specialty gas production, water and waste treatment, natural gas distribution and semiconductor manufacturing. AMETEK’s analytical instruments also are used for precision measurement in a number of other applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultra precision manufacturing and test and measurement applications.

Crystal Engineering, acquired in December 2012, has high-end pressure measurement technology and manufactures high-end portable digital pressure calibrators and digital test gauges that fit well with AMETEK’s JOFRA® temperature and pressure calibrators. Crystal Engineering strengthens the Company’s technology and product offering in the calibration instruments market.

Sunpower, acquired in December 2012, designs and develops high reliability cryocoolers and externally heated Stirling cycle engines. Sunpower’s cryogenic cooling technology provides a critical enabling technology for use in the Company’s ORTEC Detective® family of portable radiation identifiers.

Micro-Poise, acquired in October 2012, has a large installed equipment base at many of the world’s leading tire manufacturers and is the only industry supplier of all key test and measurement techniques with products that offer best-in-class accuracy, repeatability and cycle times. Micro-Poise broadens the Company’s position in the materials test and measurement equipment market and makes AMETEK a leader in this growing industry segment.

O’Brien, acquired in January 2012, has products and solutions which are used in critical applications in process industries worldwide. O’Brien’s product lines are both highly differentiated and highly complementary to AMETEK’s process instruments businesses. Combined with the Company’s analytical instrument solutions, AMETEK now can offer its customers a complete solution for most of their process analysis needs.

Technical Manufacturing Corporation (“TMC”), acquired in December 2011, serves the leading manufacturers of life sciences, photonics and semiconductor equipment with a broad range of custom active piezoelectric vibration cancellation systems, based on their patented active piezo technology. TMC also supplies passive vibration cancellation systems, optical test tables, acoustic isolation hoods and magnetic isolation hoods. TMC is an excellent fit with the Company’s high-end analytical instruments businesses and further broadens AMETEK’s product offerings and expertise in ultra precision manufacturing.

Reichert Technologies, acquired in October 2011, is a leader and innovator in high-technology instruments used by ophthalmologists, optometrists, and opticians for vision correction and the screening and diagnosis of eye diseases such as glaucoma and macular degeneration. Reichert Technologies expands AMETEK’s business in the medical market.

Power and Industrial Instrumentation Markets and Products

Power and industrial instrumentation sales represented 23% of EIG’s 2012 net sales. AMETEK’s power businesses provide analytical instruments, uninterruptible power supply systems and programmable power supplies used in a wide variety of industrial settings. EIG is a leader in the design and manufacture of power measurement and recording instrumentation used by the electric power and manufacturing industries. Those products include power transducers and meters, event and transient recorders, annunciators and alarm monitoring systems used to measure, monitor and record variables in the transmission and distribution of electric power.

EIG designs and manufactures uninterruptible power supply systems for the process and power generation industries. EIG also manufactures sensor systems for land-based gas turbines and for boilers and burners used by the utility, petrochemical, process and marine industries worldwide.

EIG is a leader in programmable AC and DC power sources with growth opportunities in the highly attractive electronic test and measurement equipment market.

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

Aerospace Instrumentation Markets and Products

Aerospace instrumentation sales represented 9% of EIG’s 2012 net sales. AMETEK’s aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements. Its aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Acquisitions have complemented and expanded EIG’s core sensor and transducer product line, used in a wide range of aerospace applications.

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

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 8% of EIG’s 2012 net sales were made to its five largest customers.

EMG

EMG is among the leaders in many of the specialized markets it serves, including highly engineered electrical connectors and electronics packaging used to protect sensitive electronic devices in aerospace, defense, medical and industrial applications, and advanced technical motor and motion control products used in electronic data storage, medical devices, office and business equipment, factory automation and robotics and other applications. EMG provides high-purity powdered metals, strip and foil, specialty clad metals and metal matrix composites. EMG blowers and heat exchangers provide electronic cooling and environmental control for the aerospace and defense industries. Its motors are widely used in commercial appliances, fitness equipment, food and beverage machines, hydraulic pumps, industrial blowers and vacuum cleaners. It also operates a global network of aviation MRO facilities. EMG designs products that, in many instances, are significantly different from, or technologically better than, competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. 47% of EMG’s 2012 net sales were to customers outside the United States.

At December 31, 2012, EMG employed approximately 6,800 people, of whom approximately 1,600 were covered by collective bargaining agreements (including some that are covered by local unions). EMG had 65 operating facilities: 37 in the United States, ten in the United Kingdom, three each in China and France, two each in the Czech Republic, Germany, Italy and Mexico and one each in Brazil, Malaysia, Serbia and Taiwan at December 31, 2012.

Differentiated Businesses

Differentiated businesses account for an increasing proportion of EMG’s overall sales base. Differentiated businesses sales represented 85% of EMG’s net sales in 2012 and are comprised of the technical motors and systems sales and the engineered materials, interconnects and packaging sales.

Technical Motors and Systems Markets and Products

Technical motors and systems sales represented 50% of EMG’s 2012 net sales. Technical motors and systems consists of brushless motors, blowers and pumps, heat exchangers, as well as other electromechanical systems. These products are used in aerospace and defense, business machines, computer equipment, mass transit vehicles, medical equipment, power, and industrial applications.

EMG also produces motor-blower systems and heat exchangers used for thermal management and other applications on a wide variety of military and commercial aircraft and military ground vehicles.

EMG also serves the commercial and military aerospace third-party MRO market. These services are provided on a global basis with facilities in the United States, Europe and Singapore.

ACI, acquired in December 2012, repairs and overhauls fuel, hydraulic, pneumatic, power generation and heat exchanger components and is one of the few independent aviation repair shops with fuel system repair capabilities. Avtech, acquired in December 2012, is in the repair and maintenance of next generation and legacy avionics and instruments. The acquisitions of ACI and Avtech represent a further expansion of AMETEK’s global aerospace MRO capabilities.

Dunkermotoren, acquired in May 2012, is a global leader in highly engineered advanced motion control solutions for niche applications. Dunkermotoren expands the Company’s leadership position in niche rotary and linear motion applications.

Engineered Materials, Interconnects and Packaging Markets and Products

Engineered materials, interconnects and packaging sales represented 35% of EMG’s 2012 net sales. AMETEK is a leader in highly engineered electrical connectors and electronics packaging used to protect sensitive devices and mission-critical electronics. Its electrical connectors, terminals and headers are specifically designed for harsh environments and highly customized applications. AMETEK also is an innovator and market leader in specialized metal powder, strip, wire and bonded products used in automotive, appliance, medical and surgical, aerospace, telecommunications, marine and general industrial applications.

Coining Holding Company (“Coining”), acquired in May 2011, is a global leader in custom-shaped preforms, microstampings and wire used for joining electronic circuitry, packaging microelectronics and providing thermal protection and electric conductivity for a wide range of electronic devices. Coining’s products are used in highly engineered applications.

Avicenna Technology, Inc. (“Avicenna”), acquired in April 2011, provides the Company with additional expertise in producing fine-featured catheter and other medical components for leads, guide wires and custom medical assemblies. Avicenna complements the Company’s medical device market businesses and is an excellent fit with its Technical Services for Electronics (“TSE”) business. The combination of Avicenna and TSE, acquired in June 2010, positions AMETEK as the only medical interconnects provider with integrated capabilities for the catheter, cardiac and neurostimulation markets.

Floorcare and Specialty Motor Markets and Products

Floorcare and specialty motor sales represented 15% of EMG’s 2012 net sales. Its specialty motors and motor-blowers are used in a wide range of products, such as floorcare products, ranging from hand-held, canister and upright vacuums to central vacuums for residential use; household and personal care appliances; fitness equipment; electric materials handling vehicles; and sewing machines. Additionally, its products are used in outdoor power equipment, such as electric chain saws, leaf blowers, string trimmers and power washers.

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 9% of EMG’s 2012 net sales were made to its five largest customers.

Marketing

The Company’s marketing efforts generally are organized and carried out at the division level. EIG makes use of distributors and sales representatives in marketing its products, as well as direct sales in most of its more technically sophisticated products. Within aerospace, its specialized customer base of aircraft and jet engine manufacturers is served primarily by direct sales engineers. Given the technical nature of many of its products, as well as its significant worldwide market share, EMG conducts much of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors both in the United States and in other countries.

Competition

In general, most of the Company’s markets are highly competitive. The principal elements of competition for the Company’s products are product technology, distribution, quality, service and price.

In the markets served by EIG, the Company believes that it ranks among the leading producers of certain measuring and control instruments. It also is a leader in the U.S. heavy-vehicle instrumentation and power instrument markets and one of the leading instrument and sensor suppliers to the commercial aviation market. Competition remains strong and can intensify for certain EIG products. Both of these businesses have several strong competitors. In the process and analytical instruments market, numerous companies in each specialized market compete on the basis of product quality, performance and innovation. The aerospace and power instrument businesses have a number of diversified competitors, which vary depending on the specific market niche.

EMG’s differentiated businesses have competition from a limited number of companies in each of their markets. Competition is generally based on product innovation, performance and price. There also is competition from alternative materials and processes. In its floorcare and specialty motor businesses, EMG has limited domestic competition in the U.S. while competition is strong from Asian motor manufacturers that serve both the U.S. and the European floorcare and specialty motor markets where AMETEK has a smaller market position. There is potential competition from vertically integrated manufacturers of floorcare products that produce their own motor-blowers. Many of these manufacturers would also be potential EMG customers if they decided to outsource their motor production.

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

Backlog and Seasonal Variations of Business

The Company’s backlog of unfilled orders by reportable segment was as follows at December 31:

	2012	2011	2010
	(In millions)
Electronic Instruments	$526.5	$437.5	$370.2
Electromechanical	585.8	473.9	458.6

Total	$1,112.3	$911.4	$828.8

The higher backlog at December 31, 2012 was due to higher order levels and the acquired backlog of 2012 acquisitions.

Of the total backlog of unfilled orders at December 31, 2012, approximately 87% is expected to be shipped by December 31, 2013. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

Research, Development and Engineering

The Company is committed to research, development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, development and engineering costs before customer reimbursement were $154.8 million, $137.6 million and $112.1 million in 2012, 2011 and 2010, respectively. Customer reimbursements in 2012, 2011 and 2010 were $5.0 million, $6.1 million and $6.4 million, respectively. These amounts included net Company-funded research and development expenses of $84.9 million, $78.0 million and $56.8 million in 2012, 2011 and 2010, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Information with respect to environmental matters is set forth in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters” and in Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Patents, Licenses and Trademarks

The Company owns numerous unexpired U.S. patents and foreign patents, including counterparts of its more important U.S. patents, in the major industrial countries of the world. The Company is a licensor or licensee under patent agreements of various types and its products are marketed under various registered and unregistered U.S. and foreign trademarks and trade names. However, the Company does not consider any single patent or trademark, or any group thereof, essential either to its business as a whole or to either of its reportable segments. The annual royalties received or paid under license agreements are not significant to either of its reportable segments or to the Company’s overall operations.

Employees

At December 31, 2012, the Company employed approximately 13,700 people in its EMG, EIG and corporate operations, of whom approximately 2,700 employees were covered by collective bargaining agreements. The Company has two collective bargaining agreements that will expire in 2013, which cover less than 200 employees. The Company expects no material adverse effects from the pending labor contract negotiations.

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

A prolonged downturn in the aerospace and defense, process instrumentation or power markets could adversely affect our business.

Several of the industries in which we operate are cyclical in nature and therefore are affected by factors beyond our control. A prolonged downturn in the aerospace and defense, process instrumentation or power markets could have an adverse effect on our business, financial condition and results of operations.

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate recent and future acquisitions.

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2008, through December 31, 2012, we have completed 27 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategies in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:

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

International sales for 2012 and 2011 represented 51.2% and 50.2% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. Approximately half of our international sales are of products manufactured outside the United States. We have manufacturing operations in 16 countries outside the United States, with significant operations in China, the Czech Republic and Mexico. A prolonged disruption of our ability to obtain a supply of goods from these countries could have a material adverse effect on our operations. International operations are subject to the customary risks of operating in an international environment, including:

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

A shortage of, or price increases for, our raw materials could increase our operating costs.

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

Our markets are highly competitive. We compete, domestically and internationally, with individual producers, as well as with vertically integrated manufacturers, some of which have resources greater than we do. The principal elements of competition for our products are product technology, quality, service, distribution and price. EMG’s competition in specialty metal products stems from alternative materials and processes. In the markets served by EIG, although we believe EIG is a market leader, competition is strong and could intensify. In the aerospace and heavy-vehicle markets served by EIG, a limited number of companies compete on the basis of product quality, performance and innovation. Our competitors may develop new or improve existing products that are superior to our products or may adapt more readily to new technologies or changing requirements of our customers. There can be no assurance that our business will not be adversely affected by increased competition in the markets in which it operates or that our products will be able to compete successfully with those of our competitors.

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

Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2012, goodwill and other intangible assets, net of accumulated amortization, totaled $3,518.0 million or 68% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2012, the Company had 125 operating facilities in 24 states and 16 foreign countries. Of these facilities, 56 are owned by the Company and 69 are leased. The properties owned by the Company consist of approximately 606 acres, of which approximately 4.6 million square feet are under roof. Under lease is a total of approximately 2.6 million square feet. The leases expire over a range of years from 2012 to 2082, with renewal options for varying terms contained in many of the leases. Production facilities in China, Japan and Taiwan provide the Company with additional production capacity through the Company’s investment in 50% or less owned joint ventures. The Company’s executive offices in Berwyn, Pennsylvania, occupy approximately 43,000 square feet under a lease that expires in September 2023.

The Company’s machinery and equipment, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by reportable segment were as follows at December 31, 2012:

	Number of Operating Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased
Electronic Instruments	26	34	1,932,000	1,539,000
Electromechanical	30	35	2,645,000	1,035,000

Total	56	69	4,577,000	2,574,000

Item 3.	Legal Proceedings

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

The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 31, 2013, there were approximately 2,200 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

Under its share repurchase program, the Company repurchased 141,000 shares of common stock for $4.6 million in 2012 and 2.5 million shares of common stock for $59.3 million in 2011 primarily to offset the dilutive effect of shares granted as equity-based compensation.

The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Dividends paid per share	$0.04	$0.06	$0.06	$0.06
Common stock trading range:
High	$33.14	$35.21	$36.56	$38.21
Low	$27.93	$31.19	$29.86	$32.67

2011
Dividends paid per share	$0.04	$0.04	$0.04	$0.04
Common stock trading range:
High	$29.89	$31.33	$31.06	$29.15
Low	$25.59	$26.92	$21.78	$20.58

Issuer Purchases of Equity Securities

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2012 to October 31, 2012	—	$—	—	$101,627,668
November 1, 2012 to November 30, 2012	20,281	36.65	20,281	100,884,369
December 1, 2012 to December 31, 2012	—	—	—	100,884,369

Total	20,281	36.65	20,281

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,840,487	$22.39	13,240,874
Equity compensation plans not approved by security holders	—	—	—

Total	6,840,487	$22.39	13,240,874

Stock Performance Graph

The following graph and accompanying table compare the cumulative total stockholder return for AMETEK, Inc. over the last five years ended December 31, 2012 with total returns for the same period for the Dow Jones U.S. Electronic Equipment Index and Russell 1000 Index. The performance graph and table assume a $100 investment made on December 31, 2007 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	December 31,
	2007	2008	2009	2010	2011	2012
AMETEK, Inc.	$100.00	$64.87	$82.70	$128.06	$138.17	$186.12
Dow Jones U.S. Electronic Equipment Index*	100.00	58.71	84.41	113.52	103.43	126.87
Russell 1000 Index*	100.00	62.40	80.15	93.05	94.44	109.95

*	Includes AMETEK, Inc.

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2012, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

2012	2011	2010	2009	2008
(In millions, except per share amounts)
Consolidated Operating Results (Year Ended December 31):
Net sales	$3,334.2	$2,989.9	$2,471.0	$2,098.4	$2,531.1
Operating income	$745.9	$635.9	$482.2	$366.1	$432.7
Interest expense	$(75.5)	$(69.7)	$(67.5)	$(68.8)	$(63.7)
Net income	$459.1	$384.5	$283.9	$205.8	$247.0
Earnings per share:
Basic	$1.90	$1.60	$1.19	$0.86	$1.03
Diluted	$1.88	$1.58	$1.18	$0.85	$1.02
Dividends declared and paid per share	$0.22	$0.16	$0.12	$0.11	$0.11
Weighted average common shares outstanding:
Basic	241.5	240.4	238.6	240.3	238.8
Diluted	244.0	243.2	241.3	242.7	241.7
Performance Measures and Other Data:
Operating income — Return on net sales	22.4%	21.3%	19.5%	17.4%	17.1%
— Return on average total assets	15.7%	15.6%	13.6%	11.6%	14.9%
Net income — Return on average total capital	12.6%	12.3%	10.2%	8.2%	10.9%
— Return on average stockholders’ equity	20.0%	20.1%	17.0%	14.4%	19.5%
EBITDA(1)	$842.7	$712.2	$545.9	$428.0	$489.4
Ratio of EBITDA to interest expense(1)	11.2	x	10.2	x	8.2	x	6.3	x	7.7	x
Depreciation and amortization	$105.5	$86.5	$72.9	$65.5	$63.3
Capital expenditures	$57.4	$50.8	$39.2	$33.1	$44.2
Cash provided by operating activities	$612.5	$508.6	$423.0	$364.7	$247.3
Free cash flow(2)	$555.1	$457.8	$383.8	$331.6	$203.1
Consolidated Financial Position (At December 31):
Current assets	$1,164.7	$1,059.1	$974.5	$969.4	$954.6
Current liabilities	$880.0	$628.9	$550.9	$424.3	$447.5
Property, plant and equipment, net	$383.5	$325.3	$318.1	$310.1	$307.9
Total assets	$5,190.1	$4,319.5	$3,818.9	$3,246.0	$3,055.5
Long-term debt	$1,133.1	$1,123.4	$1,071.4	$955.9	$1,093.2
Total debt	$1,453.8	$1,263.9	$1,168.5	$1,041.7	$1,111.7
Stockholders’ equity	$2,535.2	$2,052.8	$1,775.2	$1,567.0	$1,287.8
Stockholders’ equity per share	$10.42	$8.53	$7.36	$6.46	$5.36
Total debt as a percentage of capitalization	36.4%	38.1%	39.7%	39.9%	46.3%
Net debt as a percentage of capitalization(3)	33.8%	34.8%	36.2%	33.7%	44.3%

See Notes to Selected Financial Data on the following page.

Notes to Selected Financial Data

(1)

EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The following table presents the reconciliation of net income reported in accordance with U.S. generally accepted accounting principles (“GAAP”) to EBITDA:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions)
Net income	$459.1	$384.5	$283.9	$205.8	$247.0

Add (deduct):
Interest expense	75.5	69.7	67.5	68.8	63.7
Interest income	(0.7)	(0.7)	(0.7)	(1.0)	(3.9)
Income taxes	203.3	172.2	122.3	88.9	119.3
Depreciation	53.7	48.9	45.4	42.2	45.8
Amortization	51.8	37.6	27.5	23.3	17.5

Total adjustments	383.6	327.7	262.0	222.2	242.4

EBITDA	$842.7	$712.2	$545.9	$428.0	$489.4

(2)

Free cash flow represents cash flow from operating activities less capital expenditures. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 1 above). The following table presents the reconciliation of cash flow from operating activities reported in accordance with U.S. GAAP to free cash flow:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions)
Cash provided by operating activities	$612.5	$508.6	$423.0	$364.7	$247.3
Deduct: Capital expenditures	(57.4)	(50.8)	(39.2)	(33.1)	(44.2)

Free cash flow	$555.1	$457.8	$383.8	$331.6	$203.1

(3)

Net debt represents total debt minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 1 above). The following table presents the reconciliation of total debt reported in accordance with U.S. GAAP to net debt:

	December 31,
	2012	2011	2010	2009	2008
	(In millions)
Total debt	$1,453.8	$1,263.9	$1,168.5	$1,041.7	$1,111.7
Less: Cash and cash equivalents	(158.0)	(170.4)	(163.2)	(246.4)	(87.0)

Net debt	1,295.8	1,093.5	1,005.3	795.3	1,024.7
Stockholders’ equity	2,535.2	2,052.8	1,775.2	1,567.0	1,287.8

Capitalization (net debt plus stockholders’ equity)	$3,831.0	$3,146.3	$2,780.5	$2,362.3	$2,312.5

Net debt as a percentage of capitalization	33.8%	34.8%	36.2%	33.7%	44.3%

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

Business Overview

AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2012, the Company established records for orders, backlog, sales, operating income, operating income margins, net income, diluted earnings per share and operating cash flow. Contributions from recent acquisitions, combined with successful Operational Excellence initiatives, had a positive impact on 2012 results. The Company also benefited from its strategic initiatives under AMETEK’s four growth strategies: Operational Excellence, New Product Development, Global and Market Expansion, and Strategic Acquisitions and Alliances. Highlights of 2012 were:

•	In 2012, net sales were $3.3 billion, an increase of $344.3 million or 11.5% from 2011, on contributions from the 2011 and 2012 acquisitions.

•	Net income for 2012 was $459.1 million, an increase of $74.6 million or 19.4%, compared with $384.5 million in 2011.

•	During 2012, the Company completed the following acquisitions:

•	In January 2012, the Company acquired O’Brien Corporation, a leading manufacturer of fluid and gas handling solutions, sample conditioning equipment and process analyzers.

•	In May 2012, the Company acquired Dunkermotoren GmbH, a leader in advanced motion control solutions for a wide range of industrial automation applications.

•	In October 2012, the Company acquired Micro-Poise Measurement Systems (“Micro-Poise”), a leading provider of integrated test and measurement solutions for the tire industry.

•	In December 2012, the Company acquired Aero Components International (“ACI”), which expands the Company’s global maintenance, repair and overhaul (“MRO”) capabilities into fuel system repair.

•	In December 2012, the Company acquired Avtech Avionics and Instruments (“Avtech”), which broadens the Company’s MRO expertise in next generation avionics.

•

In December 2012, the Company acquired Sunpower, Inc., a leader in the development of Stirling cycle cryocoolers and externally heated Stirling engine technology for medical, scientific, telecommunication and space applications.

•

In December 2012, the Company acquired Crystal Engineering, a manufacturer of high-end, portable pressure calibrators and digital test gauges for the oil and gas, power generation and other industrial markets.

•	Higher earnings resulted in record cash flow provided by operating activities that totaled $612.5 million for 2012, a $103.9 million or 20.4% increase from 2011.

•

The Company continues to maintain a strong international sales presence. International sales, including U.S. export sales, were $1,707.6 million or 51.2% of net sales in 2012, compared with $1,501.1 million or 50.2% of net sales in 2011.

•

New orders for 2012 were a record at $3,535.1 million, an increase of $462.6 million or 15.1%, compared with $3,072.5 million in 2011. As a result, the Company’s backlog of unfilled orders at December 31, 2012 was a record at $1,112.3 million.

•

The Company continued its emphasis on investment in research, development and engineering, spending $154.8 million in 2012 before customer reimbursement of $5.0 million. Sales from products introduced in the last three years were $716.2 million or 21.5% of net sales.

•

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

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net sales(1):
Electronic Instruments	$1,872,557	$1,647,195	$1,324,113
Electromechanical	1,461,656	1,342,719	1,146,839

Consolidated net sales	$3,334,213	$2,989,914	$2,470,952

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$497,116	$420,197	$316,184
Electromechanical	292,205	262,710	210,397

Total segment operating income	789,321	682,907	526,581
Corporate administrative and other expenses	(43,449)	(46,966)	(44,423)

Consolidated operating income	745,872	635,941	482,158
Interest and other expenses, net	(83,397)	(79,299)	(75,908)

Consolidated income before income taxes	$662,475	$556,642	$406,250

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of Operations for the year ended December 31, 2012 compared with the year ended December 31, 2011

In 2012, the Company established records for orders, sales, operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results through contributions from acquisitions completed in 2012 and the acquisitions of Technical Manufacturing Corporation (“TMC”) in December 2011, EM Test (Switzerland) GmbH and Reichert Technologies in October 2011, Coining Holding Company (“Coining”) in May 2011 and Avicenna Technology, Inc. (“Avicenna”) in April 2011, as well as our Operational Excellence initiatives. The full year impact of the 2012 acquisitions and our continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on our 2013 results.

Net sales for 2012 were $3,334.2 million, an increase of $344.3 million or 11.5%, compared with net sales of $2,989.9 million in 2011. Net sales for the Electronic Instruments Group (“EIG”) were $1,872.6 million in 2012, an increase of 13.7% from net sales of $1,647.2 million in 2011. Net sales for the Electromechanical Group (“EMG”) were $1,461.7 million in 2012, an increase of 8.9% from net sales of $1,342.7 million in 2011. The increase in net sales was attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for 2012 included internal sales growth of approximately 1%, which excludes a 1% unfavorable effect of foreign currency translation. The acquisitions mentioned above contributed to the net sales increase.

Total international sales for 2012 were $1,707.6 million or 51.2% of net sales, an increase of $206.5 million or 13.8%, compared with international sales of $1,501.1 million or 50.2% of net sales in 2011. The $206.5 million increase in international sales resulted from the acquisitions mentioned above, primarily driven by Dunkermotoren, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia despite weakness in the global economy. Export shipments from the United States, which are included in total international sales, were $862.6 million in 2012, an increase of $87.7 million or 11.3%, compared with $774.9 million in 2011. Export shipments improved due to increased exports from the 2012 and 2011 acquisitions noted above, excluding Dunkermotoren and EM Test.

New orders for 2012 were a record at $3,535.1 million, an increase of $462.6 million or 15.1%, compared with $3,072.5 million in 2011. The increase in orders was primarily attributable to 2012 and 2011 acquisitions, excluding a 1% unfavorable effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders at December 31, 2012 was a record at $1,112.3 million, an increase of $200.9 million or 22.0%, compared with $911.4 million at December 31, 2011.

Segment operating income for 2012 was $789.3 million, an increase of $106.4 million or 15.6%, compared with segment operating income of $682.9 million in 2011. Segment operating income, as a percentage of net sales, increased to 23.7% in 2012, compared with 22.8% in 2011. The increase in segment operating income and segment operating margins resulted primarily from the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

Selling, general and administrative (“SG&A”) expenses for 2012 were $380.5 million, an increase of $31.2 million or 8.9%, compared with $349.3 million in 2011. As a percentage of net sales, SG&A expenses were 11.4% for 2012, compared with 11.7% in 2011. Selling expenses increased $34.7 million or 11.4% for 2012 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, were 10.1% for both 2012 and 2011. Base business selling expenses were essentially flat year over year, which was in line with internal sales growth.

Corporate administrative expenses for 2012 were $43.1 million, a decrease of $3.5 million or 7.5%, compared with $46.6 million in 2011. The decrease in corporate administrative expenses was primarily driven by lower consulting and compensation-related expenses. As a percentage of net sales, corporate administrative expenses were 1.3% for 2012, compared with 1.6% in 2011.

Consolidated operating income was $745.9 million or 22.4% of net sales for 2012, an increase of $110.0 million or 17.3%, compared with $635.9 million or 21.3% of net sales in 2011.

Interest expense was $75.5 million for 2012, an increase of $5.8 million or 8.3%, compared with $69.7 million in 2011. The increase was due to higher borrowings under revolving credit facilities and higher fees associated with the full year impact of the revolving credit facility signed in September 2011 primarily for the acquisitions previously mentioned, as well as the full year impact of the issuance of a 55 million Swiss franc senior note in the fourth quarter of 2011.

Other expenses, net were $7.9 million for 2012, a decrease of $1.7 million, compared with $9.6 million in 2011. The decrease was primarily driven by higher investment income, a favorable impact from foreign currency in 2012 and the non-recurrence of costs incurred to demolish a vacant facility in 2011.

The effective tax rate for 2012 was 30.7%, compared with 30.9% in 2011. The effective tax rate for 2012 and 2011 includes the impact of international statutory tax rate reductions and the ongoing benefits obtained from international tax planning initiatives. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Net income for 2012 was $459.1 million, an increase of $74.6 million or 19.4%, compared with $384.5 million in 2011. Diluted earnings per share for 2012 were $1.88, an increase of $0.30 or 19.0%, compared with $1.58 per diluted share in 2011.

Segment Results

EIG’s net sales totaled $1,872.6 million for 2012, an increase of $225.4 million or 13.7%, compared with $1,647.2 million in 2011. The net sales increase was due to internal growth of approximately 3%, excluding an unfavorable 1% effect of foreign currency translation, primarily driven by increases in EIG’s oil and gas, aerospace and power businesses. The acquisitions of Micro-Poise, O’Brien, TMC, EM Test and Reichert Technologies accounted for the remainder of the net sales increase.

EIG’s operating income was $497.1 million for 2012, an increase of $76.9 million or 18.3%, compared with $420.2 million in 2011. EIG’s operating margins were 26.5% of net sales for 2012, compared with 25.5% of net sales in 2011. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in internal sales growth noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

EMG’s net sales totaled $1,461.7 million for 2012, an increase of $119.0 million or 8.9%, compared with $1,342.7 million in 2011. The net sales increase was due to the acquisitions of Dunkermotoren, Coining and Avicenna, partially offset by an internal sales decline of 1% and an unfavorable 1% effect of foreign currency translation.

EMG’s operating income was $292.2 million for 2012, an increase of $29.5 million or 11.2%, compared with $262.7 million in 2011. EMG’s operating margins were 20.0% of net sales for 2012, compared with 19.6% of net sales in 2011. EMG’s increase in operating income and operating margins was primarily due to the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Results of Operations for the year ended December 31, 2011 compared with the year ended December 31, 2010

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

Net sales for 2011 were $2,989.9 million, an increase of $518.9 million or 21.0%, compared with net sales of $2,471.0 million in 2010. Net sales for EIG were $1,647.2 million in 2011, an increase of 24.4% from net sales of $1,324.1 million in 2010. Net sales for EMG were $1,342.7 million in 2011, an increase of 17.1% from net sales of $1,146.8 million in 2010. The increase in net sales was primarily attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for 2011 was driven by strong internal sales growth of approximately 11%, which excludes a 1% favorable effect of foreign currency translation. The acquisitions mentioned above contributed the remainder of the net sales increase.

Total international sales for 2011 were $1,501.1 million or 50.2% of net sales, an increase of $289.8 million or 23.9%, compared with international sales of $1,211.3 million or 49.0% of net sales in 2010. The $289.8 million increase in international sales resulted from higher sales growth noted above, driven by continued strong expansion into Asia, as well as growth in Europe, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia. Export shipments from the United States, which are included in total international sales, were $774.9 million in 2011, an increase of $210.4 million or 37.3%, compared with $564.5 million in 2010. Export shipments improved due to increased exports from both the base businesses and the acquisitions noted above.

New orders for 2011 were $3,072.5 million, an increase of $421.2 million or 15.9%, compared with $2,651.3 million in 2010. For 2011, internal order growth was approximately 8%, excluding a 1% favorable effect of foreign currency translation, driven by the differentiated businesses of both EIG and EMG, with the acquisitions mentioned above accounting for the remainder of the increase. As a result, the Company’s backlog of unfilled orders at December 31, 2011 was a year end record at $911.4 million, an increase of $82.6 million or 10.0%, compared with $828.8 million at December 31, 2010.

Segment operating income for 2011 was $682.9 million, an increase of $156.3 million or 29.7%, compared with segment operating income of $526.6 million in 2010. Segment operating income, as a percentage of net sales, increased to 22.8% in 2011 from 21.3% in 2010. The increase in segment operating income and segment operating margins resulted primarily from the leveraged impact of the Company’s internal sales growth increase noted above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

SG&A expenses for 2011 were $349.3 million, an increase of $52.8 million or 17.8%, compared with $296.5 million in 2010. As a percentage of net sales, SG&A expenses were 11.7% for 2011, compared with 12.0% in 2010. A portion of the increase in SG&A expenses was the result of a $2.1 million charge recorded in corporate administrative expenses related to the accelerated vesting of an April 2009 restricted stock grant in the second quarter of 2011. Selling expenses increased $49.4 million or 19.5% for 2011 driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, decreased to 10.1% for 2011, compared with 10.3% for 2010. Base business selling expenses increased approximately 11.6% for 2011, which was in line with internal sales growth.

Corporate administrative expenses for 2011 were $46.6 million, an increase of $3.5 million or 8.1%, compared with $43.1 million in 2010. As a percentage of net sales, corporate administrative expenses were 1.6% for 2011, compared with 1.7% in 2010. The increase in corporate administrative expenses was primarily the result of equity-based compensation expense associated with the accelerated vesting of restricted stock in the second quarter of 2011, noted above, as well as higher compensation-related expenses.

Consolidated operating income was $635.9 million or 21.3% of net sales for 2011, an increase of $153.7 million or 31.9%, compared with $482.2 million or 19.5% of net sales in 2010.

Interest expense was $69.7 million for 2011, an increase of $2.2 million or 3.3%, compared with $67.5 million in 2010. The increase was primarily due to the full year impact of the issuance of an 80 million British pound senior note in the third quarter of 2010, partially offset by the repayment of a 50 million British pound senior note in the third quarter of 2010.

Other expenses, net were $9.6 million for 2011, an increase of $1.2 million, compared with $8.4 million in 2010. The increase was primarily driven by higher acquisition-related expenses and an unfavorable impact from foreign currency.

The effective tax rate for 2011 was 30.9%, compared with 30.1% in 2010. The effective tax rate for 2011 included the impact of the accelerated vesting of non-deductible restricted stock amortization. The effective tax rate for 2011 and 2010 included the impact of international statutory tax rate reductions and benefits obtained from a favorable mix of international taxable earnings. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Net income for 2011 was $384.5 million, an increase of $100.6 million or 35.4%, compared with $283.9 million in 2010. Diluted earnings per share for 2011 were $1.58, an increase of $0.40 or 33.9%, compared with $1.18 per diluted share in 2010.

Segment Results

EIG’s net sales totaled $1,647.2 million for 2011, an increase of $323.1 million or 24.4%, compared with $1,324.1 million in 2010. The net sales increase was due to internal growth of approximately 16%, excluding a favorable 1% effect of foreign currency translation, primarily driven by increases in EIG’s process, power and industrial businesses. The acquisitions of EM Test, Reichert Technologies and Atlas accounted for the remainder of the net sales increase.

EIG’s operating income was $420.2 million for 2011, an increase of $104.0 million or 32.9%, compared with $316.2 million in 2010. EIG’s operating margins were 25.5% of net sales for 2011, compared with 23.9% of net sales in 2010. The increase in segment operating income and operating margins was driven by the leveraged impact of the Group’s increase in internal sales growth noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

EMG’s net sales totaled $1,342.7 million for 2011, an increase of $195.9 million or 17.1%, compared with $1,146.8 million in 2010. The net sales increase was due to internal growth of approximately 6%, excluding a favorable 1% effect of foreign currency translation, driven by increases in EMG’s differentiated businesses. The acquisitions of Coining, Avicenna, Haydon Enterprises and TSE accounted for the remainder of the net sales increase.

EMG’s operating income was $262.7 million for 2011, an increase of $52.3 million or 24.9%, compared with $210.4 million in 2010. EMG’s operating margins were 19.6% of net sales for 2011, compared with 18.3% of net sales in 2010. EMG’s increase in operating income and operating margins was primarily due to the leveraged impact of the Group’s increase in internal sales growth noted above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Liquidity and Capital Resources

Cash provided by operating activities totaled $612.5 million in 2012, an increase of $103.9 million or 20.4%, compared with $508.6 million in 2011. The increase in cash provided by operating activities was primarily due to the $74.6 million increase in net income. Free cash flow (cash flow provided by operating activities less capital expenditures) was $555.1 million in 2012, compared with $457.8 million in 2011. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $842.7 million in 2012, compared with $712.2 million in 2011. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. generally accepted accounting principles (“GAAP”) measures to comparable non-GAAP measures).

Cash used for investing activities totaled $803.7 million in 2012, compared with $526.5 million in 2011. In 2012, the Company paid $747.7 million for seven business acquisitions, net of cash received, compared with $474.9 million paid for five business acquisitions, net of cash received, in 2011. Additions to property, plant and equipment totaled $57.4 million in 2012, compared with $50.8 million in 2011.

Cash provided by financing activities totaled $174.5 million in 2012, compared with $31.9 million in 2011. In 2012, net total borrowings increased by $177.9 million, compared with a net total borrowings increase of $99.1 million in 2011. In 2012, the Company repurchased 141,000 shares of its common stock for $4.6 million, compared with $59.3 million used for repurchases of 2.5 million shares of the Company’s common stock in 2011. At December 31, 2012, $100.9 million was available under the Board authorization for future share repurchases.

In September 2011, AMETEK completed a new five-year revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. Interest rates on outstanding loans under either the current or replaced revolving credit facility are at the applicable London Interbank Offered Rate plus a negotiated spread, or at the U.S. prime rate. The new revolving credit facility replaced a $450 million total borrowing capacity revolving credit facility, which excluded a $100 million accordion feature, that was due to expire in June 2012. The new revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy. At December 31, 2012, the Company had available borrowing capacity of $557.6 million under its revolving credit facility, including the $200 million accordion feature.

At December 31, 2012, total debt outstanding was $1,453.8 million, compared with $1,263.9 million at December 31, 2011, with no significant maturities until 2015. The debt-to-capital ratio was 36.4% at December 31, 2012, compared with 38.1% at December 31, 2011. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 33.8% at December 31, 2012, compared with 34.8% at December 31, 2011. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

Additional financing activities for 2012 include cash dividends paid of $53.1 million, compared with $38.4 million in 2011. The increase in dividends in 2012 was driven by the 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.06 per common share from $0.04 per common share on a post-split basis. Proceeds from the exercise of employee stock options were $39.4 million in 2012, compared with $19.6 million in 2011.

As a result of all of the Company’s cash flow activities in 2012, cash and cash equivalents at December 31, 2012 totaled $158.0 million, compared with $170.4 million at December 31, 2011. At December 31, 2012, the

Company had $150.6 million in cash outside the United States, compared with $168.2 million at December 31, 2011. The Company utilizes this cash to operate its international operations, as well as acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2012.

	Payments Due
Contractual Obligations(1)	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
	(In millions)
Long-term debt(2)	$1,121.0	$—	$191.0	$335.0	$595.0
Revolving credit loans(3)	312.9	312.9	—	—	—
Capital lease(4)	10.1	1.0	2.1	2.2	4.8
Other indebtedness	9.8	6.8	1.1	1.9	—

Total debt	1,453.8	320.7	194.2	339.1	599.8
Interest on long-term fixed-rate debt	355.2	67.0	131.2	106.9	50.1
Noncancellable operating leases(5)	165.9	31.4	47.1	29.7	57.7
Purchase obligations(6)	325.6	308.6	16.5	0.5	—
Employee severance and other	11.7	10.5	0.6	0.6	—

Total	$2,312.2	$738.2	$389.6	$476.8	$707.6

(1)

The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2012 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

(2)	Includes the $450 million private placement completed in 2007 and the $350 million private placement completed in 2008.

(3)

Although not contractually obligated, the Company expects to have the capability to repay the revolving credit loan within one year as permitted in the credit agreement. Accordingly, $312.9 million was classified as short-term debt at December 31, 2012.

(4)	Represents a capital lease for a building and land associated with the Cameca SAS acquisition. The lease has a term of 12 years, which began in July 2006, and is payable quarterly.

(5)	The leases expire over a range of years from 2013 to 2082 with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.

(6)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

Other Commitments

The Company has standby letters of credit and surety bonds of $38.1 million related to performance and payment guarantees at December 31, 2012. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

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

•

Revenue Recognition.    The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The Company’s policy, with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2012, 2011 and 2010, the accrual for future warranty obligations was $27.8 million, $22.5 million and $18.3 million, respectively. The Company’s expense for warranty obligations was $10.1 million, $13.2 million and $10.6 million in 2012, 2011 and 2010, respectively. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances and warranty amounts are higher than past experience, additional accruals may be required.

•

Accounts Receivable.    The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables was $10.8 million and $7.8 million at December 31, 2012 and 2011, respectively.

•

Inventories.    The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 79% of its inventories at December 31, 2012. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 21% of its inventory at December 31, 2012. For inventories where cost is determined by the LIFO method, the FIFO value would have been $25.4 million and $25.1 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2012 and 2011, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•

Goodwill and Other Intangible Assets.    Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of the goodwill impairment test, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. The Company elected to bypass performing the qualitative screen and went directly to performing the first step quantitative analysis of the goodwill impairment test in the current year. The Company may elect to perform the qualitative analysis in future periods. The first step in the quantitative process is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The Company would be required to record any such impairment losses.

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

The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company’s long-range plan. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The 2012 results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 53% to 490% for each of the Company’s reporting units.

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

The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2012, goodwill and other indefinite-lived intangible assets totaled $2,615.3 million or 50.4% of the Company’s total assets. The Company performed its required annual impairment tests in the fourth quarter of 2012 and determined that the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

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

•

Pensions.    The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2012, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. The discount rate used in determining the 2012 pension cost was 5.0% for U.S. defined benefit pension plans and 5.22% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2012 and determining the 2013 defined benefit pension cost was 4.1% for U.S. plans and 4.44% for foreign plans. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for 2012 of 8.0% for U.S. defined benefit pension plans and 6.96% for foreign plans. The Company will use 7.75% for the U.S. plans in 2013 and 6.91% for the foreign plans in 2013. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income and equity investments, and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2012 pension expense for the U.S. plans was 3.75% and was 2.97% for the foreign plans. The U.S. rate of compensation increase will remain unchanged in 2013. The foreign plans’ rates of compensation increase will decrease slightly to 2.89% in 2013. In 2012, the Company recognized consolidated pre-tax pension expense of $2.3 million from its U.S. and foreign defined benefit pension plans, compared with pre-tax pension income of $7.4 million recognized for these plans in 2011. The Company estimates its 2013 U.S. and foreign defined benefit pension pre-tax expense to be approximately $1.3 million.

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

To fund the plans, the Company made cash contributions to its defined benefit pension plans in 2012, which totaled $4.3 million, compared with $5.4 million in 2011. The Company anticipates making approximately $2 million to $5 million in cash contributions to its defined benefit pension plans in 2013.

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02, similar to the amendments of ASU 2011-08, permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of ASU 2012-02 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

Internal Reinvestment

Capital Expenditures

Capital expenditures were $57.4 million or 1.7% of net sales in 2012, compared with $50.8 million or 1.7% of net sales in 2011. In 2012, 53% of the expenditures were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. The Company’s 2012 capital expenditures increased due to a continuing emphasis on spending to improve productivity and expand manufacturing capabilities. The 2013 capital expenditures are expected to approximate 1.8% of net sales, with a continued emphasis on spending to improve productivity.

Development and Engineering

The Company is committed to research, development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, development and engineering costs before customer reimbursement were $154.8 million, $137.6 million and $112.1 million in 2012, 2011 and 2010, respectively. Customer reimbursements in 2012, 2011 and 2010 were $5.0 million, $6.1 million and $6.4 million, respectively. These amounts included net Company-funded research and development expenses of $84.9 million, $78.0 million and $56.8 million in 2012, 2011 and 2010, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. The Company believes these waste products were handled in compliance with regulations existing at that time. At December 31, 2012, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2012 and 2011 were $23.6 million and $28.0 million, respectively, for both non-owned and owned sites. In 2012, the Company recorded $0.7 million in reserves. Additionally, the Company spent $5.1 million on environmental matters in 2012. The Company’s reserves for environmental liabilities at December 31, 2012 and 2011 include reserves of $14.7 million and $17.5 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2012, the Company had $11.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

The foreign currencies to which the Company has the most significant exchange rate exposure are the Euro, the British pound, the Japanese Yen, the Chinese renminbi and the Mexican peso. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the use of local borrowings and occasional derivative financial instruments in the foreign country affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company because revenues and costs associated with the revenues are generally transacted in the same foreign currencies.

The primary commodities to which the Company has market exposure are raw material purchases of nickel, aluminum, copper, steel, titanium and gold. Exposure to price changes in these commodities are generally mitigated through adjustments in selling prices of the ultimate product and purchase order pricing arrangements, although forward contracts are sometimes used to manage some of those exposures.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

AMETEK, Inc.

February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMETEK, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 21, 2013

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Net sales	$3,334,213	$2,989,914	$2,470,952

Operating expenses:
Cost of sales, excluding depreciation	2,154,132	1,955,779	1,646,892
Selling, general and administrative	380,532	349,321	296,482
Depreciation	53,677	48,873	45,420

Total operating expenses	2,588,341	2,353,973	1,988,794

Operating income	745,872	635,941	482,158
Other expenses:
Interest expense	(75,472)	(69,729)	(67,522)
Other, net	(7,925)	(9,570)	(8,386)

Income before income taxes	662,475	556,642	406,250
Provision for income taxes	203,343	172,178	122,318

Net income	$459,132	$384,464	$283,932

Basic earnings per share	$1.90	$1.60	$1.19

Diluted earnings per share	$1.88	$1.58	$1.18

Weighted average common shares outstanding:
Basic shares	241,512	240,383	238,584

Diluted shares	243,986	243,161	241,326

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$459,132	$384,464	$283,932

Other comprehensive income (loss):
Amounts arising during the period — gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	24,648	(17,089)	(29,791)
Net investment hedges, net of tax of ($1,416), $221 and $1,893 in 2012, 2011 and 2010, respectively	2,629	(410)	(3,515)
Defined benefit pension plans:
Net actuarial (loss) gain, net of tax of $15,222, $28,505 and ($7,189) in 2012, 2011 and 2010, respectively	(30,509)	(50,582)	11,864
Less: Amortization of net actuarial loss, net of tax of ($4,598), ($1,358) and ($2,659) in 2012, 2011 and 2010, respectively	7,563	2,914	4,306
Less: Amortization of prior service costs, net of tax of ($441), ($30) and ($95) in 2012, 2011 and 2010, respectively	1,541	33	153
Unrealized holding gain (loss) on available-for-sale securities:
Unrealized gain (loss), net of tax of $33, ($92) and $165 in 2012, 2011 and 2010, respectively	61	(171)	306

Other comprehensive income (loss)	5,933	(65,305)	(16,677)

Total comprehensive income	$465,065	$319,159	$267,255

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$157,984	$170,392
Receivables, less allowance for possible losses	507,850	438,245
Inventories	428,935	380,471
Deferred income taxes	33,301	29,268
Other current assets	36,673	40,743

Total current assets	1,164,743	1,059,119
Property, plant and equipment, net	383,483	325,329
Goodwill	2,208,239	1,806,237
Other intangibles, net of accumulated amortization	1,309,727	982,957
Investments and other assets	123,864	145,848

Total assets	$5,190,056	$4,319,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$320,654	$140,508
Accounts payable	321,183	283,068
Income taxes payable	40,598	24,127
Accrued liabilities	197,534	181,172

Total current liabilities	879,969	628,875
Long-term debt	1,133,121	1,123,416
Deferred income taxes	482,852	389,088
Other long-term liabilities	158,963	125,306

Total liabilities	2,654,905	2,266,685

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 400,000,000 shares; issued: 2012 — 256,451,866 shares; 2011 — 253,824,112 shares	2,565	2,538
Capital in excess of par value	387,871	315,688
Retained earnings	2,507,419	2,101,615
Accumulated other comprehensive loss	(151,330)	(157,263)
Treasury stock: 2012 — 13,056,595 shares; 2011 — 13,266,742 shares	(211,374)	(209,773)

Total stockholders’ equity	2,535,151	2,052,805

Total liabilities and stockholders’ equity	$5,190,056	$4,319,490

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Capital Stock
Preferred stock, $0.01 par value	$—	$—	$—

Common stock, $0.01 par value
Balance at the beginning of the year	2,538	2,521	2,498
Shares issued	27	17	23

Balance at the end of the year	2,565	2,538	2,521

Capital in Excess of Par Value
Balance at the beginning of the year	315,688	262,450	222,669
Issuance of common stock under employee stock plans	37,829	18,035	14,195
Share-based compensation costs	19,384	22,147	16,596
Excess tax benefits from exercise of stock options	14,970	13,056	8,990

Balance at the end of the year	387,871	315,688	262,450

Retained Earnings
Balance at the beginning of the year	2,101,615	1,755,742	1,500,471
Net income	459,132	384,464	283,932
Cash dividends paid	(53,083)	(38,366)	(28,554)
Other	(245)	(225)	(107)

Balance at the end of the year	2,507,419	2,101,615	1,755,742

Accumulated Other Comprehensive (Loss) Income
Foreign currency translation:
Balance at the beginning of the year	(58,901)	(41,402)	(8,096)
Increase (decrease) during the year, net of tax	27,277	(17,499)	(33,306)

Balance at the end of the year	(31,624)	(58,901)	(41,402)

Defined benefit pension plans:
Balance at the beginning of the year	(98,433)	(50,798)	(67,121)
(Decrease) increase during the year, net of tax	(21,405)	(47,635)	16,323

Balance at the end of the year	(119,838)	(98,433)	(50,798)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the year	71	242	(64)
Increase (decrease) during the year, net of tax	61	(171)	306

Balance at the end of the year	132	71	242

Accumulated other comprehensive loss at the end of the year	(151,330)	(157,263)	(91,958)

Treasury Stock
Balance at the beginning of the year	(209,773)	(153,551)	(83,333)
Issuance of common stock under employee stock plans	3,041	3,114	8,391
Purchase of treasury stock	(4,642)	(59,336)	(78,609)

Balance at the end of the year	(211,374)	(209,773)	(153,551)

Total Stockholders’ Equity	$2,535,151	$2,052,805	$1,775,204

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash provided by (used for):
Operating activities:
Net income	$459,132	$384,464	$283,932
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	105,471	86,532	72,896
Deferred income taxes	3,552	12,154	3,774
Share-based compensation expense	19,384	22,147	16,596
Changes in assets and liabilities, net of acquisitions:
Increase in receivables	(4,225)	(12,450)	(43,179)
Decrease (increase) in inventories and other current assets	29,555	(11,923)	7,334
(Decrease) increase in payables, accruals and income taxes	(10,304)	28,053	77,773
Increase in other long-term liabilities	9,535	550	6,382
Pension contribution	(4,292)	(5,386)	(3,555)
Other	4,656	4,424	1,060

Total operating activities	612,464	508,565	423,013

Investing activities:
Additions to property, plant and equipment	(57,427)	(50,816)	(39,183)
Purchases of businesses, net of cash acquired	(747,675)	(474,441)	(538,585)
Other	1,371	(1,196)	10,945

Total investing activities	(803,731)	(526,453)	(566,823)

Financing activities:
Net change in short-term borrowings	179,426	41,550	92,364
Additional long-term borrowings	—	58,981	125,120
Reduction in long-term borrowings	(1,539)	(1,463)	(78,200)
Repurchases of common stock	(4,642)	(59,336)	(78,609)
Cash dividends paid	(53,083)	(38,366)	(28,554)
Excess tax benefits from share-based payments	14,970	13,056	8,990
Proceeds from employee stock plans and other	39,407	17,436	21,518

Total financing activities	174,539	31,858	62,629

Effect of exchange rate changes on cash and cash equivalents	4,320	(6,786)	(1,967)

(Decrease) increase in cash and cash equivalents	(12,408)	7,184	(83,148)

Cash and cash equivalents:
Beginning of year	170,392	163,208	246,356

End of year	$157,984	$170,392	$163,208

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

Cash Equivalents, Securities and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2012 and 2011, all of the Company’s investments in equity securities and fixed-income securities (primarily those held by its captive insurance subsidiary) are classified as “available-for-sale,” although the Company may hold fixed-income securities until their maturity dates. Fixed-income securities generally mature within three years. The aggregate market value of equity and fixed-income securities at December 31, 2012 and 2011 was $8.3 million ($8.3 million amortized cost) and $7.3 million ($7.3 million amortized cost), respectively. The temporary unrealized gain or loss on such securities is recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity), and is not significant. Certain of the Company’s other investments, which are not significant, are also accounted for by the equity method of accounting as discussed above.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. The allowance for possible losses on receivables was $10.8 million and $7.8 million at December 31, 2012 and 2011, respectively. See Note 8.

Inventories

The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for 79% of its inventories at December 31, 2012. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 21% of the Company’s inventory at December 31, 2012. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was $25.4 million and $25.1 million at December 31, 2012 and 2011, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations

The Company allocates the purchase price of an acquired company, including when applicable, the fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired business are included in the Company’s operating results from the date of acquisition. See Note 6.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company completed its required annual impairment tests in the fourth quarter of 2012, 2011 and 2010 and determined that the carrying values of goodwill and other intangible assets with indefinite lives were not impaired.

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

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents and technology are being amortized over useful lives of four to 20 years, with a weighted average life of 16 years. Customer relationships are being amortized over a period of five to 20 years, with a weighted average life of 19 years. Miscellaneous other intangible assets are being amortized over a period of three to 20 years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets.

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

The Company makes infrequent use of derivative financial instruments. Forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases, export sales or debt, thereby minimizing the Company’s exposure to raw material commodity price or foreign currency fluctuation. See Note 4.

In instances where transactions are designated as hedges of an underlying item, the gains and losses on those transactions are included in accumulated other comprehensive income (“AOCI”) within stockholders’ equity to the extent they are effective as hedges. The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2012, these net investment hedges included British-pound- and Euro-denominated long-term debt, pertaining to certain of its investments in 100% owned subsidiaries whose functional currency is either the British pound or the Euro. As of December 31, 2011, these net investment hedges included British-pound-denominated long-term debt, pertaining to certain of its investments in 100% owned subsidiaries whose functional currency is the British pound. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in AOCI in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness. An evaluation of hedge effectiveness is performed by the Company on an ongoing basis and any changes in the hedge are made as appropriate. See Note 5.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The Company’s policy, with respect to sales returns and allowances, generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for these sales incentives as a reduction of revenues when the sale is recognized in the consolidated statement of income. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2012, 2011 and 2010, the accrual for future warranty obligations was $27.8 million, $22.5 million and $18.3 million, respectively. The Company’s expense for warranty obligations was $10.1 million in 2012, $13.2 million in 2011 and $10.6 million in 2010. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Research and Development

Company-funded research and development costs are charged to expense as incurred and were $84.9 million in 2012, $78.0 million in 2011 and $56.8 million in 2010.

Shipping and Handling Costs

Shipping and handling costs are included in cost of sales and were $39.0 million in 2012, $35.9 million in 2011 and $33.3 million in 2010.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2012	2011	2010
	(In thousands)
Weighted average shares:
Basic shares	241,512	240,383	238,584
Equity-based compensation plans	2,474	2,778	2,742

Diluted shares	243,986	243,161	241,326

2.	Stock Split

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

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRSs”). ASU 2011-04 was effective on January 1, 2012 for the Company and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02, similar to the amendments of ASU 2011-08, permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of ASU 2012-02 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

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

The following table provides the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011, consistent with the fair value hierarchy:

	Asset (Liability)
	December 31, 2012			December 31, 2011
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
	(In thousands)
Marketable securities	$—	$—	$—	$4,563	$123	$4,440
Fixed-income investments	8,316	8,316	—	2,811	2,811	—

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of level 1 marketable securities was based on quoted market prices. The Company held marketable securities in an institutional diversified equity securities mutual fund, which is valued as a level 2 investment. Fair value of the institutional diversified equity securities mutual fund was estimated using the net asset value of the Company’s ownership interests in the fund’s capital. The mutual fund seeks to provide long-term growth of capital by investing primarily in equity securities traded on U.S. exchanges and issued by large, established companies across many business sectors. There were no restrictions on the Company’s ability to redeem these equity securities investments, which were liquidated in 2012. The marketable securities are shown as a component of other current assets on the consolidated balance sheet.

The fair value of fixed-income investments was based on quoted market prices, which are valued as level 1 investments. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the year ended December 31, 2012, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the year ended December 31, 2012.

Financial Instruments

Cash, cash equivalents, marketable securities and fixed-income investments are recorded at fair value at December 31, 2012 and 2011 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instruments, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at December 31, 2012 and 2011:

	Asset (Liability)
	December 31, 2012		December 31, 2011
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(313,473)	$(313,473)	$(135,892)	$(135,892)
Long-term debt (including current portion)	(1,140,302)	(1,341,886)	(1,128,032)	(1,298,503)

The fair value of short-term borrowings approximates the carrying value. Short-term borrowings are valued as level 2 investments as they are corroborated by observable market data. The Company’s long-term debt is all privately held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments and are considered level 3 investments. See Note 10 for long-term debt principals, interest rates and maturities.

Forward Contracts

At December 31, 2012, the Company had a 9.9 million Euro forward contract ($46 thousand fair value unrealized loss at December 31, 2012) outstanding. For the year ended December 31, 2012, realized losses on foreign currency forward contracts were $2.1 million. For the year ended December 31, 2012, unrealized losses on forward contracts were not significant. The Company has not designated its foreign currency forward contracts as hedges. No forward contracts were outstanding at December 31, 2011.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2012, these net investment hedges included British-pound- and Euro-denominated long-term debt. As of December 31, 2011, these net investment hedges included British-pound-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At December 31, 2012 and 2011, the Company had $195.0 million and $186.5 million, respectively, of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At December 31, 2012, the Company had a $66.0 million Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $8.3 million of currency remeasurement losses and $0.7 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income at December 31, 2012 and 2011, respectively.

6.	Acquisitions

In 2012, the Company spent $747.7 million in cash, net of cash acquired, to acquire O’Brien Corporation in January, the parent company of Dunkermotoren GmbH in May, Micro-Poise Measurement Systems (“Micro-Poise”) in October and Aero Components International (“ACI”), Avtech Avionics and Instruments (“Avtech”), Sunpower, Inc. and Crystal Engineering in December. O’Brien is a leading manufacturer of fluid and gas handling solutions, sample conditioning equipment and process analyzers. Dunkermotoren is a leader in advanced motion control solutions for a wide range of industrial automation applications. Micro-Poise is a leading provider of integrated test and measurement solutions for the tire industry. ACI repairs and overhauls fuel, hydraulic, pneumatic, power generation and heat exchanger components. Avtech’s expertise is in the repair and maintenance of next generation and legacy avionics and instruments. Sunpower designs and develops high reliability cryocoolers and externally heated Stirling cycle engines. Crystal Engineering manufactures high-end, portable pressure calibrators and digital test gauges for the oil and gas, power generation and other industrial markets. O’Brien, Micro-Poise, Sunpower and Crystal Engineering are part of AMETEK’s Electronic Instruments Group (“EIG”) and Dunkermotoren, ACI and Avtech are part of AMETEK’s Electromechanical Group (“EMG”).

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisitions based on the estimated fair value at acquisition (in millions):

Property, plant and equipment	$52.3
Goodwill	384.7
Other intangible assets	366.5
Deferred income taxes	(102.9)
Net working capital and other*	47.1

Total purchase price	$747.7

*	Includes $61.1 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: O’Brien’s product lines are both highly differentiated and highly complementary to AMETEK’s process instruments businesses. Combined with the Company’s analytical instrument solutions, AMETEK now can offer its customers a complete solution for most of their process analysis needs. Dunkermotoren is a strategic and highly complementary fit with AMETEK’s Precision Motion Control business. Dunkermotoren expands the Company’s leadership position in niche rotary and linear motion applications. Micro-Poise has a large installed equipment base at many of the world’s leading tire manufacturers and is the only industry supplier of all key test and measurement techniques with products that offer best-in-class accuracy, repeatability and cycle times. Micro-Poise broadens the Company’s position in the materials test and measurement equipment market and makes AMETEK a leader in a growing industry segment. ACI expands the Company’s global maintenance, repair and overhaul (“MRO”) capabilities into fuel system repair. Avtech broadens the Company’s MRO expertise in next generation avionics. Sunpower’s cryogenic cooling technology provides a critical enabling technology for use in the Company’s ORTEC Detective® family of portable radiation identifiers and provides a platform to support the continued growth of this product family while providing the Company with opportunities to broaden the application of cryogenic cooling and Stirling heat engine technology. Crystal Engineering strengthens the Company’s technology and product offering in the calibration instruments market. Crystal Engineering’s products broaden the AMETEK’s line of high-end temperature and pressure calibration instruments. The Company expects approximately $151.5 million of the goodwill recorded in connection with the 2012 acquisitions will be tax deductible in future years.

The Company is in the process of finalizing the measurement of certain intangible assets for all 2012 acquisitions, except for the Dunkermotoren and O’Brien acquisitions, as well as deferred taxes associated with its 2012 acquisitions.

At December 31, 2012, purchase price allocated to other intangible assets of $366.5 million consists of $96.6 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $269.9 million of other intangible assets consist of $233.0 million of customer relationships, which are being amortized over a period of three to 20 years, $35.2 million of purchased technology, which is being amortized over a period of 15 to 20 years and $1.7 million of other intangibles, which are being amortized over a period of three to ten years. Amortization expense for each of the next five years for the 2012 acquisitions listed above is expected to approximate $15.3 million per year.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2012 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the year ended December 31, 2012. Had the 2012 acquisitions been made at the beginning of 2012, unaudited pro forma net sales, net income and diluted earnings per share for the year ended December 31, 2012 would not have been materially different than the amounts reported. Had the 2012 acquisitions been made at the beginning of 2011, unaudited pro forma net sales, net income and diluted earnings per share for the year ended December 31, 2011 would have been $3,415.6 million, $396.3 million and $1.63, respectively. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2012 or 2011.

In 2011, the Company spent $474.9 million in cash, net of cash acquired, to acquire Avicenna Technology, Inc. (“Avicenna”) in April, Coining Holding Company (“Coining”) in May, Reichert Technologies and EM Test (Switzerland) GmbH in October and Technical Manufacturing Corporation (“TMC”) in December. Avicenna is a supplier of custom, fine-featured components used in the medical device industry. Coining is a leading supplier of custom-shaped metal preforms, microstampings and bonding wire solutions for interconnect applications in microelectronics packaging and assembly. Reichert Technologies is a manufacturer of analytical instruments and diagnostic devices for the eye care market. EM Test is a manufacturer of advanced monitoring, testing, calibrating and display instruments. TMC is a world leader in high-performance vibration isolation systems and optical test benches used to isolate highly sensitive instruments for the microelectronics, life sciences, photonics and ultra-precision manufacturing industries. Reichert Technologies, EM Test and TMC are part of EIG and Avicenna and Coining are part of EMG.

In 2010, the Company spent $538.6 million in cash, net of cash acquired, to acquire Technical Services for Electronics (“TSE”) in June, Haydon Enterprises in July, Atlas Material Testing Technology LLC (“Atlas”) in November, as well as the small acquisitions of Sterling Ultra Precision in January, Imago Scientific Instruments in April and American Reliance’s Power Division in August. TSE is a manufacturer of engineered interconnect solutions for the medical device industry. Haydon Enterprises is a leader in linear actuators and lead screw assemblies for the medical, industrial equipment, aerospace, analytical instrument, computer peripheral and semiconductor industries. Atlas is the world’s leading provider of weathering test instruments and related testing and consulting services. Atlas is part of EIG and TSE and Haydon Enterprises are part of EMG.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2010	$864.4	$709.2	$1,573.6
Goodwill acquired	135.7	102.4	238.1
Purchase price allocation adjustments and other	3.7	(2.0)	1.7
Foreign currency translation adjustments	(6.1)	(1.1)	(7.2)

Balance at December 31, 2011	997.7	808.5	1,806.2
Goodwill acquired	211.1	173.6	384.7
Purchase price allocation adjustments and other	(2.2)	1.3	(0.9)
Foreign currency translation adjustments	8.4	9.8	18.2

Balance at December 31, 2012	$1,215.0	$993.2	$2,208.2

Other intangible assets were as follows at December 31:

	2012	2011
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$54,289	$53,048
Purchased technology	163,192	124,773
Customer lists	897,072	657,152
Other acquired intangibles	25,948	24,865

	1,140,501	859,838

Accumulated amortization:
Patents	(32,990)	(30,913)
Purchased technology	(41,323)	(33,819)
Customer lists	(139,840)	(97,832)
Other acquired intangibles	(23,730)	(22,057)

	(237,883)	(184,621)

Net intangible assets subject to amortization	902,618	675,217
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	407,109	307,740

	$1,309,727	$982,957

Amortization expense was $51.8 million, $37.6 million and $27.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for each of the next five years is expected to approximate $59.3 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Consolidated Balance Sheet Information

	December 31,
	2012	2011
	(In thousands)
INVENTORIES
Finished goods and parts	$62,723	$70,315
Work in process	83,522	72,676
Raw materials and purchased parts	282,690	237,480

	$428,935	$380,471

PROPERTY, PLANT AND EQUIPMENT
Land	$34,144	$32,172
Buildings	234,524	211,060
Machinery and equipment	711,215	679,446

	979,883	922,678
Less: Accumulated depreciation	(596,400)	(597,349)

	$383,483	$325,329

ACCRUED LIABILITIES
Employee compensation and benefits	$82,303	$75,051
Severance and lease termination	11,671	11,614
Product warranty obligation	27,792	22,466
Other	75,768	72,041

	$197,534	$181,172

	2012	2011	2010
	(In thousands)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at the beginning of the year	$7,840	$6,047	$5,788
Additions charged to expense	3,569	2,458	1,466
Recoveries credited to allowance	33	11	120
Write-offs	(813)	(585)	(1,036)
Currency translation adjustments and other	125	(91)	(291)

Balance at the end of the year	$10,754	$7,840	$6,047

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2012	2011	2010
	(In thousands)
Income before income taxes:
Domestic	$438,742	$366,654	$266,783
Foreign	223,733	189,988	139,467

Total	$662,475	$556,642	$406,250

Provision for income taxes:
Current:
Federal	$135,598	$103,598	$70,008
Foreign	50,511	39,516	37,514
State	18,415	16,910	11,022

Total current	204,524	160,024	118,544

Deferred:
Federal	6,038	14,051	7,071
Foreign	(6,598)	(2,508)	(3,105)
State	(621)	611	(192)

Total deferred	(1,181)	12,154	3,774

Total provision	$203,343	$172,178	$122,318

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2012	2011
	(In thousands)
Current deferred tax (asset) liability:
Reserves not currently deductible	$(24,559)	$(20,874)
Share-based compensation	(4,091)	(4,234)
Net operating loss carryforwards	(2,763)	(2,264)
Other	(1,888)	(1,896)

Net current deferred tax asset	$(33,301)	$(29,268)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	$38,187	$27,329
Reserves not currently deductible	(23,010)	(22,822)
Pensions	(869)	8,720
Differences in basis of intangible assets and accelerated amortization	482,632	376,986
Net operating loss carryforwards	(5,463)	(1,241)
Share-based compensation	(7,725)	(8,548)
Foreign tax credit carryforwards	(190)	(331)
Other	(1,737)	8,581

	481,825	388,674
Less: Valuation allowance	1,027	414

Net noncurrent deferred tax liability	482,852	389,088

Net deferred tax liability	$449,551	$359,820

The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2012	2011	2010
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.8	2.0	1.9
Foreign operations, net	(5.1)	(4.9)	(3.4)
U.S. Manufacturing deduction	(2.0)	(1.8)	(1.9)
Other	1.0	0.6	(1.5)

Consolidated effective tax rate	30.7%	30.9%	30.1%

On January 2, 2013, the President of the United States of America signed legislation that retroactively extended the research and development (“R&D”) tax credit for two years, from January 1, 2012 through December 31, 2013. The Company expects its income tax expense for the first quarter of 2013 will reflect the entire benefit of the R&D tax credit attributable to 2012 and the first quarter of 2013.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012 and 2011, there has been no provision for U.S. deferred income taxes for the undistributed earnings of certain non-U.S. subsidiaries, which total approximately $665.5 million and $410.3 million at December 31, 2012 and 2011, respectively, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.

At December 31, 2012, the Company had tax benefits of $8.2 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $2.7 million for federal income tax purposes with no valuation allowance, $3.4 million for state income tax purposes with no valuation allowance and $2.1 million for foreign income tax purposes with a valuation allowance of $0.2 million. These net operating loss carryforwards, if not used, will expire between 2013 and 2033. As of December 31, 2012, the Company had $0.2 million of U.S. foreign tax credit carryforwards.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for state tax credits and net operating loss carryforwards. In 2012, the Company recorded an increase of $0.6 million in the valuation allowance primarily related to excess capital losses from a recent acquisition that are not expected to be utilized.

At December 31, 2012, the Company had gross unrecognized tax benefits of $36.2 million, of which $33.6 million, if recognized, would impact the effective tax rate. At December 31, 2011, the Company had gross unrecognized tax benefits of $28.5 million, of which $25.9 million, if recognized, would impact the effective tax rate.

At December 31, 2012 and 2011, the Company reported $8.2 million and $7.2 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2012, 2011 and 2010, the Company recognized expense of $1.0 million, $1.1 million and $1.9 million, respectively, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.

The most significant tax jurisdiction for the Company is the United States. The Company files income tax returns in various state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. At December 31, 2012, the Internal Revenue Service (“IRS”) has been and is continuing to examine the Company’s U.S. income tax returns for the years 2006 through 2009. The IRS previously completed the examination of the Company’s U.S. income tax returns for the years 2006 and 2007, however, the periods were reopened by the Company for a limited scope examination of the R&D credit. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.

During 2012, the Company added $11.5 million of tax, interest and penalties for identified uncertain tax positions and reversed $2.9 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2011, the Company added $9.6 million of tax, interest and penalties related for identified uncertain tax positions and reversed $2.9 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2012	2011	2010
	(In millions)
Balance at the beginning of the year	$28.5	$22.8	$26.5
Additions for tax positions related to the current year	4.3	1.4	1.2
Additions for tax positions of prior years	6.0	6.5	2.7
Reductions for tax positions of prior years	(0.8)	(2.0)	(3.5)
Reductions related to settlements with taxing authorities	—	—	(4.1)
Reductions due to statute expirations	(1.8)	(0.2)	—

Balance at the end of the year	$36.2	$28.5	$22.8

In 2012, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain foreign activities, while the reductions above primarily relate to statue expirations and tax paid. At December 31, 2012, tax, interest and penalties of $34.9 million were classified as a noncurrent liability. The net increase in uncertain tax positions for the year ended December 31, 2012 resulted in an increase to income tax expense of $8.9 million. At December 31, 2012, the Company classified $9.5 million of tax, interest and penalties on uncertain tax positions as a current liability as it is reasonably possible that certain tax audits and tax rulings will be substantially settled within the next 12 months.

10.	Debt

Long-term debt consisted of the following at December 31:

	2012	2011
	(In thousands)
U.S. dollar 6.59% senior notes due September 2015	$90,000	$90,000
U.S. dollar 6.69% senior notes due December 2015	35,000	35,000
U.S. dollar 6.20% senior notes due December 2017	270,000	270,000
U.S. dollar 6.35% senior notes due July 2018	80,000	80,000
U.S. dollar 7.08% senior notes due September 2018	160,000	160,000
U.S. dollar 7.18% senior notes due December 2018	65,000	65,000
U.S. dollar 6.30% senior notes due December 2019	100,000	100,000
British pound 5.99% senior note due November 2016	64,988	62,170
British pound 4.68% senior note due September 2020	129,976	124,339
Euro 3.94% senior note due August 2015	65,972	64,800
Swiss franc 2.44% senior note due December 2021	60,096	58,686
Revolving credit loan	312,903	134,200
Other, principally foreign	19,840	19,729

Total debt	1,453,775	1,263,924
Less: Current portion	(320,654)	(140,508)

Total long-term debt	$1,133,121	$1,123,416

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maturities of long-term debt outstanding at December 31, 2012 were as follows: $1.8 million in 2014; $192.4 million in 2015; $67.2 million in 2016; $271.9 million in 2017; $309.7 million in 2018; and $290.1 million in 2019 and thereafter.

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

In September 2005, the Company issued a 50 million Euro ($66.0 million at December 31, 2012) 3.94% senior note due August 2015. In November 2004, the Company issued a 40 million British pound ($65.0 million at December 31, 2012) 5.99% senior note due November 2016. In September 2010, the Company issued an 80 million British pound ($130.0 million at December 31, 2012) 4.68% senior note due September 2020. In December 2011, the Company issued a 55 million Swiss franc ($60.1 million at December 31, 2012) 2.44% senior note due December 2021.

In September 2011, the Company completed a new five-year revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The revolving credit facility places certain restrictions on allowable additional indebtedness. The new revolving credit facility replaced a $450 million total borrowing capacity revolving credit facility, which excluded a $100 million accordion feature, that was due to expire in June 2012. At December 31, 2012, the Company had available borrowing capacity of $557.6 million under its revolving credit facility, including the $200 million accordion feature.

Interest rates on outstanding loans under either the current or replaced revolving credit facility are at the applicable London Interbank Offered Rate plus a negotiated spread, or at the U.S. prime rate. At December 31, 2012 and 2011 the Company had $312.9 million (including a $21.9 million eligible foreign subsidiary borrowing) and $134.2 million, respectively, of borrowings outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2012 and 2011 was 1.50% and 1.10%, respectively. The Company had outstanding letters of credit totaling $37.0 million and $25.9 million at December 31, 2012 and 2011, respectively.

The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2012.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $56.2 million at December 31, 2012. Foreign subsidiaries had debt outstanding at December 31, 2012 totaling $19.8 million, including $12.1 million reported in long-term debt.

The weighted average interest rate on total debt outstanding at December 31, 2012 and 2011 was 5.4% and 6.0%, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Share-Based Compensation

Under the terms of the Company’s stockholder-approved share-based plans, incentive and non-qualified stock options and restricted stock have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Employee and non-employee director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant, and restricted stock generally has a four-year cliff vesting. Stock options generally have a maximum contractual term of seven years. At December 31, 2012, 20.1 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 6.8 million shares for stock options outstanding.

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

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of options granted during the years indicated:

	2012	2011	2010
Expected volatility	28.4%	26.4%	25.6%
Expected term (years)	5.1	5.0	5.0
Risk-free interest rate	0.84%	1.96%	2.48%
Expected dividend yield	0.47%	0.54%	0.54%
Black-Scholes-Merton fair value per stock option granted	$8.54	$7.56	$5.04

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

Total share-based compensation expense was as follows for the years ended December 31:

	2012	2011	2010
	(In thousands)
Stock option expense	$9,437	$8,027	$7,580
Restricted stock expense	9,947	14,120	9,016

Total pre-tax expense	19,384	22,147	16,596
Related tax benefit	(6,518)	(7,083)	(5,459)

Reduction of net income	$12,866	$15,064	$11,137

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax share-based compensation expense is included in either cost of sales, or selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	8,198	$18.50
Granted	1,386	34.01
Exercised	(2,628)	16.34
Forfeited	(111)	23.61
Expired	(5)	19.38

Outstanding at the end of the year	6,840	$22.39	4.1	$103.8

Exercisable at the end of the year	3,565	$18.81	3.1	$66.9

The aggregate intrinsic value of stock options exercised during 2012, 2011 and 2010 was $45.5 million, $28.2 million and $29.3 million, respectively. The total fair value of stock options vested during 2012, 2011 and 2010 was $8.9 million, $7.5 million and $7.0 million, respectively.

The following is a summary of the Company’s nonvested stock option activity and related information for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested stock options outstanding at the beginning of the year	3,810	$5.09
Granted	1,386	8.54
Vested	(1,810)	4.92
Forfeited	(111)	5.94

Nonvested stock options outstanding at the end of the year	3,275	$6.62

As of December 31, 2012, there was approximately $14.1 million of expected future pre-tax compensation expense related to the 3.3 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock grants are subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On April 6, 2011, 764,563 shares of restricted stock, which were granted on April 23, 2009, vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $5.2 million ($3.6 million net after-tax charge) for the year ended December 31, 2011.

Subsequent Event

On January 25, 2013, 488,235 shares of restricted stock, which were granted on April 29, 2010, and 26,298 shares of restricted stock, which were granted on July 29, 2010, vested under the accelerated vesting provision described above. The pre-tax charge to income due to the accelerated vesting of these shares will be $2.7 million ($1.9 million net after-tax charge) for the three months ending March 31, 2013.

The following is a summary of the Company’s nonvested restricted stock activity and related information for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at the beginning of the year	1,414	$22.71
Granted	403	33.80
Vested	(524)	21.40
Forfeited	(41)	26.11

Nonvested restricted stock outstanding at the end of the year	1,252	$26.71

The total fair value of the restricted stock that vested was $11.1 million, $18.6 million and $5.7 million in 2012, 2011 and 2010, respectively. The weighted average fair value of restricted stock granted per share during 2012 and 2011 was $33.80 and $29.61, respectively. As of December 31, 2012, there was approximately $19.9 million of expected future pre-tax compensation expense related to the 1.3 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Under a Supplemental Executive Retirement Plan (“SERP”) in 2012, the Company reserved 33,434 shares of common stock. Reductions for retirements and terminations were 91,815 shares in 2012. The total number of shares of common stock reserved under the SERP was 609,850 as of December 31, 2012. Charges to expense under the SERP are not significant in amount and are considered pension expense with the offsetting credit reflected in capital in excess of par value.

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

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $2 million to $5 million to its worldwide defined benefit pension plans in 2013.

The Company uses a measurement date of December 31 (its fiscal year end) for its U.S. and foreign defined benefit pension plans.

The Company sponsors a 401(k) retirement and savings plan for eligible U.S. employees. Participants in the retirement and savings plan may contribute a specified portion of their compensation on a pre-tax basis, which vary by location. The Company matches employee contributions ranging from 20% to 100%, up to a maximum percentage ranging from 1% to 8% of eligible compensation or up to a maximum of $1,200 per participant in some locations.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:

U.S. Defined Benefit Pension Plans:

	2012	2011
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$418,932	$384,763
Service cost	3,383	3,095
Interest cost	20,718	21,271
Actuarial losses	56,410	34,765
Gross benefits paid	(25,687)	(24,962)
Plan amendments	135	—

Net projected benefit obligation at the end of the year	$473,891	$418,932

Change in plan assets:
Fair value of plan assets at the beginning of the year	$441,715	$465,903
Actual return on plan assets	60,065	527
Employer contributions	372	247
Gross benefits paid	(25,687)	(24,962)

Fair value of plan assets at the end of the year	$476,465	$441,715

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Defined Benefit Pension Plans:

	2012	2011
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$128,410	$126,334
Service cost	1,818	1,267
Interest cost	6,902	7,244
Acquisitions	13,947	—
Foreign currency translation adjustment	6,495	(863)
Employee contributions	384	403
Actuarial losses (gains)	19,353	(1,869)
Gross benefits paid	(5,049)	(4,106)
Plan amendments	(2,080)	—

Net projected benefit obligation at the end of the year	$170,180	$128,410

Change in plan assets:
Fair value of plan assets at the beginning of the year	$125,105	$126,539
Actual return on plan assets	13,148	(2,347)
Employer contributions	3,920	5,139
Employee contributions	384	403
Foreign currency translation adjustment	5,890	(523)
Gross benefits paid	(5,049)	(4,106)

Fair value of plan assets at the end of the year	$143,398	$125,105

The accumulated benefit obligation consisted of the following at December 31:

U.S. Defined Benefit Pension Plans:

	2012	2011
	(In thousands)
Funded plans	$455,112	$402,306
Unfunded plans	6,087	5,558

Total	$461,199	$407,864

Foreign Defined Benefit Pension Plans:

	2012	2011
	(In thousands)
Funded plans	$132,274	$112,540
Unfunded plans	26,041	7,339

Total	$158,315	$119,879

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine benefit obligations at December 31:

	2012	2011
U.S. Defined Benefit Pension Plans:
Discount rate	4.10%	5.00%
Rate of compensation increase (where applicable)	3.75%	3.75%
Foreign Defined Benefit Pension Plans:
Discount rate	4.44%	5.22%
Rate of compensation increase (where applicable)	2.89%	2.97%

The following is a summary of the fair value of plan assets for U.S. plans at December 31, 2012 and 2011. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

	December 31, 2012			December 31, 2011
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash and temporary investments	$3,587	$—	$3,587	$2,402	$—	$2,402
Equity securities:
AMETEK common stock	26,645	26,645	—	26,368	26,368	—
U.S. Small cap common stocks	29,124	29,124	—	26,033	26,033	—
U.S. Large cap common stocks	81,215	53,856	27,359	62,567	40,281	22,286
Diversified common stocks – U.S.	—	—	—	41,467	—	41,467
Diversified common stocks – Global	82,810	—	82,810	60,430	—	60,430
Fixed-income securities and other:
U.S. Corporate	24,040	8,751	15,289	24,856	9,184	15,672
U.S. Government	2,521	1,545	976	5,126	4,126	1,000
Global asset allocation*	152,026	88,749	63,277	121,296	70,855	50,441
Inflation related funds	53,954	12,084	41,870	52,438	12,438	40,000
Alternative investments:
Collective trust	20,543	—	—	18,732	—	—

Total investments	$476,465	$220,754	$235,168	$441,715	$189,285	$233,698

*	This asset class was invested in diversified companies in all geographical regions.

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

The following is a summary of the changes in the fair value of the U.S. plans’ level 3 investments (fair value using significant unobservable inputs):

Alternative Investments
(In thousands)
Balance, December 31, 2010	$—
Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	807
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	17,925

Balance, December 31, 2011	18,732

Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	1,811
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2012	$20,543

The expected long-term rate of return on these plan assets was 8.00% in 2012 and 2011, respectively. Equity securities included 706,950 shares of AMETEK, Inc. common stock with a market value of $26.6 million (5.6% of total plan investment assets) at December 31, 2012 and 939,486 shares of AMETEK, Inc. common stock with a market value of $26.4 million (6.0% of total plan investment assets) at December 31, 2011.

The objectives of the AMETEK, Inc. U.S. defined benefit plans’ investment strategy are to maximize the plans’ funded status and minimize Company contributions and plan expense. Because the goal is to optimize returns over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and fixed-income markets provide poor returns, an allocation to alternative assets may be made to improve the overall portfolio’s diversification and return potential. The Company periodically reviews its asset allocation, taking into consideration plan liabilities, plan benefit payment streams and the investment strategy of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges and is rebalanced when necessary. The target allocations for the U.S. defined benefits plans are approximately 45% equity securities, 15% fixed-income securities and 40% other securities and/or cash.

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

The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
Asset Class	Total	Level 2	Total	Level 2
	(In thousands)
Cash	$5,733	$5,733	$4,920	$4,920
U.S. Mutual equity funds	11,738	11,738	10,224	10,224
Foreign mutual equity funds	83,437	83,437	72,221	72,221
Real estate	2,841	2,841	404	404
Mutual bond funds – Global	24,537	24,537	21,481	21,481
Life insurance	15,112	—	15,855	—

Total investments	$143,398	$128,286	$125,105	$109,250

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

The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2010	$13,373
Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	2,482
Realized gains (losses) relating to assets sold during the year	—
Acquisitions	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2011	15,855

Actual return on assets:
Unrealized (losses) relating to instruments still held at the end of the year	(743)
Realized gains (losses) relating to assets sold during the year	—
Acquisitions	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2012	$15,112

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The objective of AMETEK, Inc.’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, fixed-income investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform fixed-income investments over the long term. However, the trustees recognize the fact that fixed-income investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed, from time to time, in view of changes in market conditions and in the plans’ liability profile. The target allocations for the foreign defined benefit plans are approximately 68% equity securities, 16% fixed-income securities and 16% other securities, insurance or cash.

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return for U.S. plans is 7.75% and 6.91% for foreign plans in 2013.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:

U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2012	2011	2012	2011
	(In thousands)
Benefit obligation	$21,390	$5,558	$21,390	$5,558
Fair value of plan assets	14,134	—	14,134	—

Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2012	2011	2012	2011
	(In thousands)
Benefit obligation	$93,457	$61,580	$84,156	$7,871
Fair value of plan assets	56,908	50,125	54,325	467

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2012	2011
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$619,863	$566,820
Projected benefit obligation	(644,071)	(547,342)

Funded status at the end of the year	$(24,208)	$19,478

Amounts recognized in the consolidated balance sheet consisted of:
Noncurrent asset for pension benefits (other assets)	$19,596	$36,490
Current liabilities for pension benefits	(1,925)	(563)
Noncurrent liability for pension benefits	(41,879)	(16,449)

Net amount recognized at the end of the year	$(24,208)	$19,478

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2012	2011
	(In thousands)
Net actuarial loss	$121,330	$98,345
Prior service costs	(1,501)	93
Transition asset	9	(5)

Total recognized	$119,838	$98,433

Other changes in pension plan assets and benefit obligations recognized in other comprehensive income, net of taxes:	2012	2011	2010
	(In thousands)
Net actuarial loss (gain)	$30,509	$50,582	$(10,871)
Amortization of net actuarial loss	(7,563)	(2,914)	(4,306)
Loss recognized due to curtailment	—	—	(993)
Amortization of prior service costs	(1,555)	(46)	(149)
Amortization of transition asset	14	13	(4)

Total recognized	$21,405	$47,635	$(16,323)

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the components of net periodic pension benefit expense for the years ended December 31:

	2012	2011	2010
	(In thousands)
Defined benefit plans:
Service cost	$5,201	$4,362	$3,921
Interest cost	27,620	28,515	27,874
Expected return on plan assets	(42,758)	(45,049)	(41,991)
Amortization of:
Net actuarial loss	12,161	4,727	6,949
Prior service costs	60	75	83
Transition asset	(22)	(22)	(21)

Pension expense (income)	2,262	(7,392)	(3,185)
Pension curtailment charge	—	—	41

Total net periodic benefit expense (income)	2,262	(7,392)	(3,144)

Other plans:
Defined contribution plans	17,754	14,571	12,505
Foreign plans and other	4,936	5,586	4,442

Total other plans	22,690	20,157	16,947

Total net pension expense	$24,952	$12,765	$13,803

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2013 for the net actuarial losses and prior service costs is expected to be $13.7 million.

The following weighted average assumptions were used to determine the above net periodic pension benefit expense for the years ended December 31:

	2012	2011	2010
U.S. Defined Benefit Pension Plans:
Discount rate	5.00%	5.60%	5.90%
Expected return on plan assets	8.00%	8.00%	8.25%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	5.22%	5.71%	5.98%
Expected return on plan assets	6.96%	6.96%	6.97%
Rate of compensation increase (where applicable)	2.97%	2.97%	2.98%

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Future Benefit Payments

The estimated future benefit payments for U.S. and foreign plans are as follows: 2013 - $31.9 million; 2014 - $32.5 million; 2015 - $32.7 million; 2016 - $33.5 million; 2017 - $34.6 million; 2018 to 2022 - $185.7 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $20.6 million and $19.5 million at December 31, 2012 and 2011, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.

13.	Guarantees

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. At December 31, 2012, the maximum amount of future payment obligations relative to these various guarantees was $75.5 million and the outstanding liability under certain of those guarantees was $6.2 million.

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

Changes in the accrued product warranty obligation were as follows at December 31:

	2012	2011	2010
	(In thousands)
Balance at the beginning of the year	$22,466	$18,347	$16,035
Accruals for warranties issued during the year	10,089	13,247	10,616
Settlements made during the year	(10,602)	(10,175)	(9,691)
Changes in liability for pre-existing warranties, including expirations during the year	—	—	(262)
Warranty accruals related to acquired businesses and other during the year	5,839	1,047	1,649

Balance at the end of the year	$27,792	$22,466	$18,347

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2012, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2012 and 2011 were $23.6 million and $28.0 million, respectively, for both non-owned and owned sites. In 2012, the Company recorded $0.7 million in reserves. Additionally, the Company spent $5.1 million on environmental matters in 2012. The Company’s reserves for environmental liabilities at December 31, 2012 and 2011 include reserves of $14.7 million and $17.5 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2012, the Company had $11.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2012 (principally for production and administrative facilities and equipment) amounted to $165.9 million, consisting of payments of $31.4 million in 2013, $25.9 million in 2014, $21.2 million in 2015, $17.4 million in 2016, $12.3 million in 2017 and $57.7 million thereafter. The leases expire over a range of years from 2013 to 2082, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases. Rental expense was $28.0 million in 2012, $26.4 million in 2011 and $23.1 million in 2010.

As of December 31, 2012 and 2011, the Company had $325.6 million and $275.5 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2012	2011	2010
	(In thousands)
Net sales(1):
Electronic Instruments	$1,872,557	$1,647,195	$1,324,113
Electromechanical	1,461,656	1,342,719	1,146,839

Consolidated net sales	$3,334,213	$2,989,914	$2,470,952

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$497,116	$420,197	$316,184
Electromechanical	292,205	262,710	210,397

Total segment operating income	789,321	682,907	526,581
Corporate administrative and other expenses	(43,449)	(46,966)	(44,423)

Consolidated operating income	745,872	635,941	482,158
Interest and other expenses, net	(83,397)	(79,299)	(75,908)

Consolidated income before income taxes	$662,475	$556,642	$406,250

Assets:
Electronic Instruments	$2,616,609	$2,154,502
Electromechanical	2,405,673	1,965,665

Total segment assets	5,022,282	4,120,167
Corporate	167,774	199,323

Consolidated assets	$5,190,056	$4,319,490

Additions to property, plant and equipment(3):
Electronic Instruments	$39,400	$27,196	$31,496
Electromechanical	67,935	30,977	26,690

Total segment additions to property, plant and equipment	107,335	58,173	58,186
Corporate	1,840	2,419	3,240

Consolidated additions to property, plant and equipment	$109,175	$60,592	$61,426

Depreciation and amortization:
Electronic Instruments	$50,473	$39,749	$32,893
Electromechanical	54,406	46,143	38,524

Total segment depreciation and amortization	104,879	85,892	71,417
Corporate	592	640	1,479

Consolidated depreciation and amortization	$105,471	$86,532	$72,896

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(3)	Includes $51.7 million in 2012, $9.8 million in 2011 and $22.2 million in 2010 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for the years ended December 31, 2012, 2011 and 2010 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2012	2011	2010
	(In thousands)
Net sales:
United States	$1,626,577	$1,488,773	$1,259,608

International(1):
United Kingdom	189,704	174,714	174,980
European Union countries	526,193	456,035	362,463
Asia	620,456	546,542	405,200
Other foreign countries	371,283	323,850	268,701

Total international	1,707,636	1,501,141	1,211,344

Total consolidated	$3,334,213	$2,989,914	$2,470,952

Long-lived assets from continuing operations (excluding intangible assets):
United States	$203,438	$215,987

International(2):
United Kingdom	50,830	34,093
European Union countries	83,488	52,832
Asia	19,060	8,496
Other foreign countries	26,667	13,921

Total international	180,045	109,342

Total consolidated	$383,483	$325,329

(1)	Includes U.S. export sales of $862.6 million in 2012, $774.9 million in 2011 and $564.5 million in 2010.

(2)	Represents long-lived assets of foreign-based operations only.

17.	Additional Consolidated Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $1.6 million, $0.8 million and $1.1 million for 2012, 2011 and 2010, respectively. Income taxes paid in 2012, 2011 and 2010 were $171.2 million, $130.1 million and $95.9 million, respectively. Cash paid for interest was $75.0 million, $68.2 million and $66.8 million in 2012, 2011 and 2010, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Stockholders’ Equity

In 2011, the Company repurchased approximately 2,516,000 shares of common stock for $59.3 million in cash under its share repurchase authorization. In November 2011, the Board of Directors approved an increase of $100 million in the authorization for the repurchase of the Company’s common stock. At December 31, 2011, $105.5 million was available under the Board authorization for future share repurchases. In 2012, the Company repurchased approximately 141,000 shares of common stock for $4.6 million in cash under its share repurchase authorization. At December 31, 2012, $100.9 million was available under the Board authorization for future share repurchases.

At December 31, 2012, the Company held 13.1 million shares in its treasury at a cost of $211.4 million, compared with 13.3 million shares at a cost of $209.8 million at December 31, 2011. The number of shares outstanding at December 31, 2012 was 243.4 million shares, compared with 240.6 million shares at December 31, 2011.

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

19.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2012
Net sales	$827,152	$825,898	$839,373	$841,790	$3,334,213
Operating income	$182,776	$184,978	$188,164	$189,954	$745,872
Net income	$110,150	$113,687	$115,397	$119,898	$459,132
Basic earnings per share*	$0.46	$0.47	$0.48	$0.49	$1.90
Diluted earnings per share*	$0.45	$0.47	$0.47	$0.49	$1.88
Dividends paid per share*	$0.04	$0.06	$0.06	$0.06	$0.22

2011
Net sales	$717,783	$758,834	$750,546	$762,751	$2,989,914
Operating income	$152,020	$156,955	$159,586	$167,380	$635,941
Net income	$90,435	$94,144	$97,978	$101,907	$384,464
Basic earnings per share*	$0.38	$0.39	$0.41	$0.42	$1.60
Diluted earnings per share*	$0.37	$0.39	$0.40	$0.42	$1.58
Dividends paid per share*	$0.04	$0.04	$0.04	$0.04	$0.16

*

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2012. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3) Exhibits:

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

Date: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK S. HERMANCE Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2013

/s/ ROBERT R. MANDOS, JR. Robert R. Mandos, Jr.	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	February 21, 2013

/s/ WILLIAM J. BURKE William J. Burke	Senior Vice President — Comptroller & Treasurer (Principal Accounting Officer)	February 21, 2013

/s/ ANTHONY J. CONTI Anthony J. Conti	Director	February 21, 2013

/s/ CHARLES D. KLEIN Charles D. Klein	Director	February 21, 2013

/s/ STEVEN W. KOHLHAGEN Steven W. Kohlhagen	Director	February 21, 2013

/s/ JAMES R. MALONE James R. Malone	Director	February 21, 2013

/s/ ELIZABETH R. VARET Elizabeth R. Varet	Director	February 21, 2013

/s/ DENNIS K. WILLIAMS Dennis K. Williams	Director	February 21, 2013

Index to Exhibits

Item 15(3)

Exhibit Number	Description	Incorporated Herein by Reference to
3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated April 24, 2007.	Exhibit 3.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
3.2	By-Laws of AMETEK, Inc. as amended to and including April 29, 2010.	Exhibit 3.1 to Form 10-Q, dated March 31, 2010, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 2007, between AMETEK, Inc. and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated June 5, 2007, SEC File No. 1-12981.
4.2	AMETEK, Inc. 2007 Omnibus Incentive Compensation Plan, dated as of April 24, 2007 (the “2007 Plan”).*	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.
4.3**	Amendment No. 1 to the 2007 Plan.*
4.4	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011 (the “2011 Plan”).*	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.
4.5**	Amendment No. 1 to the 2011 Plan.*
10.1	Amended and restated AMETEK, Inc. Retirement Plan for Directors, dated as of October 24, 2007.*	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.2	Amended and restated AMETEK, Inc. Deferred Compensation Plan dated October 24, 2007.*	Exhibit 10.6 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.3	Amended and restated AMETEK, Inc. Supplemental Senior Executive Death Benefit Plan, dated as of July 25, 2007.*	Exhibit 10.1 to Form 10-Q, dated September 30, 2007, SEC File No. 1-12981.
10.4	Amended and restated AMETEK, Inc. 2004 Executive Death Benefit Plan dated as of July 25, 2007.*	Exhibit 10.2 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.5	Amended and restated AMETEK, Inc. Death Benefit Program for Directors dated as of October 24, 2007.*	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.6	Form of amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.7	Amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.8 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.8	The AMETEK Retirement and Savings Plan, as amended and restated to January 1, 2002 (the “Savings Plan”).*	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-12981.
10.9	Amendment No. 1 to the Savings Plan.*	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.10	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit (10) (ww) to 1989 Form 10-K, SEC File No. 1-168.
10.11	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.
10.12	Amended and restated AMETEK, Inc. Supplemental Executive Retirement Plan dated as of October 24, 2007.*	Exhibit 10.5 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.13	1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.14	Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.15	Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.16	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.17	Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.18	Amendment No. 5 to the 1999 Plan.*	Exhibit 10.5 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.19	Amendment No. 6 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.20	Amendment No. 7 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.21**	Amendment No. 8 to the 1999 Plan.*
10.22	2002 Stock Incentive Plan of AMETEK, Inc., as amended and restated as of April 25, 2007 (the “2002 Plan”).*	Exhibit 10.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
10.23**	Amendment No. 1 to the 2002 Plan.*
10.24	Form of amended and restated Restricted Stock Agreement between the Company and certain executives of the Company, dated October 24, 2007.*	Exhibit 10.9 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.25	Credit Agreement dated as of September 22, 2011 among AMETEK, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, SunTrust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents.	Exhibit 10.1 to Form 8-K dated September 27, 2011, SEC File No. 1-12981.
10.26	Note Purchase Agreement, dated as of August 30, 2007.	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.
10.27	Note Purchase Agreement, dated as of September 17, 2008.	Exhibit 10.1 to Form 8-K dated September 19, 2008, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
12**	Statement regarding computation of ratio of earnings to fixed charges.
21**	Subsidiaries of the Registrant.
23**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

**	Filed with electronic submission.