Form 10-Q
period 2013-03-31
AMETEK INC/
filed 2013-05-02
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to

Commission File Number 1-12981

AMETEK, Inc.

(Exact name of registrant as specified in its charter)

Delaware	14-1682544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Cassatt Road Berwyn, Pennsylvania	19312-1177
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 25, 2013 was 243,534,457 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$882,853	$827,152

Operating expenses:
Cost of sales, excluding depreciation	574,074	536,283
Selling, general and administrative	97,608	95,036
Depreciation	13,936	13,057

Total operating expenses	685,618	644,376

Operating income	197,235	182,776
Other expenses:
Interest expense	(18,323)	(18,837)
Other, net	(2,524)	(2,240)

Income before income taxes	176,388	161,699
Provision for income taxes	51,242	51,549

Net income	$125,146	$110,150

Basic earnings per share	$0.51	$0.46

Diluted earnings per share	$0.51	$0.45

Weighted average common shares outstanding:
Basic shares	243,285	240,186

Diluted shares	245,411	243,307

Dividends declared and paid per share	$0.06	$0.04

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Total comprehensive income	$93,257	$131,567

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$177,335	$157,984
Receivables, less allowance for possible losses	529,182	507,850
Inventories	434,044	428,935
Deferred income taxes	34,332	33,301
Other current assets	39,271	36,673

Total current assets	1,214,164	1,164,743
Property, plant and equipment, net	375,660	383,483
Goodwill	2,177,533	2,208,239
Other intangibles, net of accumulated amortization	1,282,984	1,309,727
Investments and other assets	124,134	123,864

Total assets	$5,174,475	$5,190,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$208,092	$320,654
Accounts payable	342,565	321,183
Income taxes payable	60,610	40,598
Accrued liabilities	187,870	197,534

Total current liabilities	799,137	879,969

Long-term debt	1,115,603	1,133,121
Deferred income taxes	480,562	482,852
Other long-term liabilities	157,062	158,963

Total liabilities	2,552,364	2,654,905

Stockholders’ equity:
Common stock	2,568	2,565
Capital in excess of par value	403,718	387,871
Retained earnings	2,617,998	2,507,419
Accumulated other comprehensive loss	(183,219)	(151,330)
Treasury stock	(218,954)	(211,374)

Total stockholders’ equity	2,622,111	2,535,151

Total liabilities and stockholders’ equity	$5,174,475	$5,190,056

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash provided by (used for):
Operating activities:
Net income	$125,146	$110,150
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	28,838	24,989
Deferred income taxes	1,316	(2,300)
Share-based compensation expense	6,770	4,058
Net change in assets and liabilities, net of acquisitions	(1,553)	9,343
Pension contribution and other	(3,699)	(5,355)

Total operating activities	156,818	140,885

Investing activities:
Additions to property, plant and equipment	(10,921)	(8,398)
Purchases of businesses, net of cash acquired	—	(179,356)
Other	3,922	4,291

Total investing activities	(6,999)	(183,463)

Financing activities:
Net change in short-term borrowings	(112,468)	86,585
Reduction in long-term borrowings	(486)	(170)
Repurchases of common stock	(7,650)	—
Cash dividends paid	(14,567)	(9,588)
Excess tax benefits from share-based payments	4,861	3,136
Proceeds from employee stock plans	4,063	7,230

Total financing activities	(126,247)	87,193

Effect of exchange rate changes on cash and cash equivalents	(4,221)	4,297

Increase in cash and cash equivalents	19,351	48,912

Cash and cash equivalents:
As of January 1	157,984	170,392

As of March 31	$177,335	$219,304

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2013, and the consolidated results of its operations and its cash flows for the three months ended March 31, 2013 and 2012 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

2.	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02, similar to the amendments of ASU No. 2011-08, Testing Goodwill for Impairment, permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other. ASU 2012-02 was effective on January 1, 2013 for the Company and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective on January 1, 2013 for the Company. See Note 4 for the Company’s disclosure reflecting these requirements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 provides guidance for the treatment of the cumulative translation adjustment when an entity ceases to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for interim and annual reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting ASU 2013-05 on the Company’s consolidated results of operations, financial position or cash flows.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Weighted average shares:
Basic shares	243,285	240,186
Equity-based compensation plans	2,126	3,121

Diluted shares	245,411	243,307

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at December 31, 2012	$(31,492)	$(119,838)	$(151,330)
Other comprehensive income (loss) before reclassifications:
Translation adjustments	(21,049)	—	(21,049)
Net investment hedges	(8,689)	—	(8,689)
Change in long-term intercompany notes	(7,410)	—	(7,410)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	3,411	3,411
Income tax (expense) benefit	3,041	(1,193)	1,848

Other comprehensive income (loss), net of tax	(34,107)	2,218	(31,889)

Balance at March 31, 2013	$(65,599)	$(117,620)	$(183,219)

Reclassifications for the amortization of defined benefit pension plans are included in Cost of sales, excluding depreciation in the consolidated statement of income. See Note 11 for further details.

5.	Fair Value Measurements

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

The following table provides the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, consistent with the fair value hierarchy:

	Asset (Liability)
	March 31, 2013			December 31, 2012
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
	(In thousands)
Fixed-income investments	$8,301	$8,301	$—	$8,316	$8,316	$—

The fair value of fixed-income investments was based on quoted market prices, which are valued as level 1 investments. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the three months ended March 31, 2013, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2013.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

Financial Instruments

Cash, cash equivalents, marketable securities and fixed-income investments are recorded at fair value at March 31, 2013 and December 31, 2012 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instruments, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2013 and December 31, 2012:

	Asset (Liability)
	March 31, 2013		December 31, 2012
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(202,273)	$(202,273)	$(313,473)	$(313,473)
Long-term debt (including current portion)	(1,121,422)	(1,307,193)	(1,140,302)	(1,341,886)

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

Forward Contracts

At March 31, 2013, the Company had a 9.7 million Euro forward contract outstanding. For the three months ended March 31, 2013, realized losses on foreign currency forward contracts were not significant. For the three months ended March 31, 2013, unrealized losses on forward contracts were not significant. At December 31, 2012, the Company had a 9.9 million Euro forward contract outstanding. The Company has not designated its foreign currency forward contracts as hedges.

6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2013, these net investment hedges included British-pound- and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At March 31, 2013, the Company had $182.3 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2013, the Company had a $64.1 million Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $14.5 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income at March 31, 2013.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

7.	Inventories

	March 31, 2013	December 31, 2012
	(In thousands)
Finished goods and parts	$66,691	$62,723
Work in process	84,547	83,522
Raw materials and purchased parts	282,806	282,690

Total inventories	$434,044	$428,935

8.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2012	$1,215.0	$993.2	$2,208.2
Purchase price allocation adjustments and other	(4.2)	(1.3)	(5.5)
Foreign currency translation adjustments	(12.8)	(12.4)	(25.2)

Balance at March 31, 2013	$1,198.0	$979.5	$2,177.5

The Company is in the process of finalizing the measurement of deferred taxes associated with its 2012 acquisitions, except for the O’Brien Corporation acquisition.

9.	Income Taxes

At March 31, 2013, the Company had gross unrecognized tax benefits of $39.4 million, of which $36.8 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2012	$36.2
Additions for tax positions	3.5
Reductions for tax positions	(0.3)

Balance at March 31, 2013	$39.4

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2013 and 2012 were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

10.	Share-Based Compensation

Total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Stock option expense	$2,175	$1,761
Restricted stock expense	4,595	2,297

Total pre-tax expense	6,770	4,058
Related tax benefit	(2,157)	(1,421)

Reduction of net income	$4,613	$2,637

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

Restricted stock grants are subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On January 25, 2013, 488,235 shares of restricted stock, which were granted on April 29, 2010, and 26,298 shares of restricted stock, which were granted on July 29, 2010, vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $2.7 million ($1.9 million net after-tax charge) for the three months ended March 31, 2013.

The total fair value of restricted stock that vested during the three months ended March 31, 2013 was $10.1 million. As of March 31, 2013, there was approximately $15.1 million of expected future pre-tax compensation expense related to the 0.7 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

11.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Defined benefit plans:
Service cost	$1,634	$1,263
Interest cost	6,532	6,789
Expected return on plan assets	(11,239)	(10,722)
Amortization of net actuarial loss and other	3,411	2,852

Pension expense	338	182

Other plans:
Defined contribution plans	5,067	5,239
Foreign plans and other	1,272	1,217

Total other plans	6,339	6,456

Total net pension expense	$6,677	$6,638

For the three months ended March 31, 2013 and 2012, contributions to the Company’s defined benefit pension plans were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

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

Changes in the accrued product warranty obligation were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance at the beginning of the period	$27,792	$22,466
Accruals for warranties issued during the period	1,814	2,411
Settlements made during the period	(3,732)	(2,212)
Warranty accruals related to acquired businesses and other during the period	(201)	429

Balance at the end of the period	$25,673	$23,094

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2013, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at March 31, 2013 and December 31, 2012 were $22.9 million and $23.6 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2013, the Company recorded $0.2 million in reserves. Additionally, the Company spent $0.9 million on environmental matters for the three months ended March 31, 2013. The Company’s reserves for environmental liabilities at March 31, 2013 and December 31, 2012 include reserves of $14.2 million and $14.7 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At March 31, 2013, the Company had $11.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

14.	Reportable Segments

The Company has two reportable segments, Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”). The Company identifies its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.

At March 31, 2013, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2012, nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three months ended March 31, 2013 and 2012 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net sales(1):
Electronic Instruments	$484,501	$468,808
Electromechanical	398,352	358,344

Consolidated net sales	$882,853	$827,152

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$131,746	$123,025
Electromechanical	77,999	70,877

Total segment operating income	209,745	193,902
Corporate administrative and other expenses	(12,510)	(11,126)

Consolidated operating income	197,235	182,776
Interest and other expenses, net	(20,847)	(21,077)

Consolidated income before income taxes	$176,388	$161,699

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the first quarter of 2013 compared with the first quarter of 2012

For the quarter ended March 31, 2013, the Company established records for sales, operating income, net income and diluted earnings per share. The Company primarily achieved these results through contributions from the acquisitions of Micro-Poise Measurement Systems (“Micro-Poise”) in October 2012 and Dunkermotoren GmbH in May 2012, as well as our Operational Excellence initiatives. The full year impact of the 2012 acquisitions and our continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of our 2013 results.

Net sales for the first quarter of 2013 were $882.9 million, an increase of $55.7 million or 6.7%, compared with net sales of $827.2 million for the first quarter of 2012. The increase in net sales for the first quarter of 2013 was attributable to the impact of the acquisitions mentioned above, partially offset by an internal sales decline of 2%. Foreign currency translation was flat quarter over quarter.

Total international sales for the first quarter of 2013 were $484.8 million or 54.9% of net sales, an increase of $67.0 million or 16.0%, compared with international sales of $417.8 million or 50.5% of net sales for the first quarter of 2012. The $67.0 million increase in international sales resulted primarily from the acquisitions of Dunkermotoren and Micro-Poise, as well as strength in the Company’s European maintenance, repair and overhaul businesses, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the first quarter of 2013 were $877.9 million, an increase of $15.0 million or 1.7%, compared with $862.9 million for the first quarter of 2012. The increase in orders was primarily attributable to 2012 acquisitions, excluding a 3% unfavorable effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders at March 31, 2013 was $1,107.3 million, a decrease of $5.0 million or 0.4%, compared with $1,112.3 million at December 31, 2012.

Results of Operations (continued)

Segment operating income for the first quarter of 2013 was $209.7 million, an increase of $15.8 million or 8.1%, compared with segment operating income of $193.9 million for the first quarter of 2012. Segment operating income, as a percentage of net sales, increased to 23.8% for the first quarter of 2013, compared with 23.4% for the first quarter of 2012. The increase in segment operating income and segment operating margins resulted primarily from the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2013 were $97.6 million, an increase of $2.6 million or 2.7%, compared with $95.0 million for the first quarter of 2012. As a percentage of net sales, SG&A expenses were 11.1% for the first quarter of 2013, compared with 11.5% for the first quarter of 2012. A portion of the increase in SG&A expenses was the result of a $1.1 million charge recorded in corporate administrative expenses related to higher equity-based compensation associated with the accelerated vestings of an April 2010 and July 2010 restricted stock grants in the first quarter of 2013. Selling expenses increased $1.2 million or 1.4% for the first quarter of 2013 primarily driven by the increase in net sales noted above. Selling expense, as a percentage of net sales, decreased to 9.6% for the first quarter of 2013, compared with 10.2% for the first quarter of 2012. Base business selling expenses decreased approximately 6% for the first quarter of 2013, primarily due to cost containment initiatives.

Corporate administrative expenses for the first quarter of 2013 were $12.4 million, an increase of $1.4 million or 12.7%, compared with $11.0 million for the first quarter of 2012. The increase in corporate administrative expenses was primarily the result of equity-based compensation associated with the accelerated vestings of restricted stock in the first quarter of 2013, noted above. As a percentage of net sales, corporate administrative expenses were 1.4% for the first quarter of 2013, compared with 1.3% for the first quarter of 2012.

Consolidated operating income was $197.2 million or 22.3% of net sales for the first quarter of 2013, an increase of $14.4 million or 7.9%, compared with $182.8 million or 22.1% of net sales for the first quarter of 2012.

The effective tax rate for the first quarter of 2013 was 29.1%, compared with 31.9% for the first quarter of 2012. The effective tax rate for 2013 included the impact of the retroactive extension of the U.S. research and development tax credit. The effective tax rate for 2013 and 2012 includes the impact of international statutory tax rate reductions and the ongoing benefits obtained from international tax planning initiatives, including benefits from foreign tax credits.

Net income for the first quarter of 2013 was $125.1 million, an increase of $14.9 million or 13.5%, compared with $110.2 million for the first quarter of 2012. Diluted earnings per share for the first quarter of 2013 were $0.51, an increase of $0.06 or 13.3%, compared with $0.45 per diluted share for the first quarter of 2012.

Results of Operations (continued)

Segment Results

Electronic Instruments Group’s (“EIG”) net sales totaled $484.5 million for the first quarter of 2013, an increase of $15.7 million or 3.3%, compared with $468.8 million for the first quarter of 2012. The net sales increase was driven by the acquisition of Micro-Poise, partially offset by an internal sales decline of 2%. Foreign currency translation was flat quarter over quarter.

EIG’s operating income was $131.7 million for the first quarter of 2013, an increase of $8.7 million or 7.1%, compared with $123.0 million for the first quarter of 2012. EIG’s operating margins were 27.2% of net sales for the first quarter of 2013, compared with 26.2% of net sales for the first quarter of 2012. EIG’s increase in operating income and operating margins was primarily due to higher sales mentioned above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Electromechanical Group’s (“EMG”) net sales totaled $398.4 million for the first quarter of 2013, an increase of $40.1 million or 11.2%, compared with $358.3 million for the first quarter of 2012. The net sales increase was driven by the acquisition of Dunkermotoren, partially offset by an internal sales decline of 3%. Foreign currency translation was flat quarter over quarter.

EMG’s operating income was $78.0 million for the first quarter of 2013, an increase of $7.1 million or 10.0%, compared with $70.9 million for the first quarter of 2012. EMG’s increase in operating income was primarily due to higher sales mentioned above. EMG’s operating margins were 19.6% of net sales for the first quarter of 2013, compared with 19.8% of net sales for the first quarter of 2012. EMG’s decrease in operating margins was driven by the impact of the Dunkermotoren acquisition, which has a lower operating margin than the Group’s base businesses, partially offset by the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $156.8 million for the first quarter of 2013, an increase of $15.9 million or 11.3%, compared with $140.9 million for the first quarter of 2012. The increase in cash provided by operating activities was primarily due to the $14.9 million increase in net income. Free cash flow (cash flow provided by operating activities less capital expenditures) was $145.9 million for the first quarter of 2013, compared with $132.5 million for the first quarter of 2012. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $223.4 million for the first quarter of 2013, compared with $205.4 million for the first quarter of 2012. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $7.0 million for the first quarter of 2013, compared with $183.5 million for the first quarter of 2012. For the first quarter of 2012, the Company paid $179.4 million for one business acquisition, net of cash received. Additions to property, plant and equipment totaled $10.9 million for the first quarter of 2013, compared with $8.4 million for the first quarter of 2012.

Cash used for financing activities totaled $126.2 million for the first quarter of 2013, compared with $87.2 million of cash provided by financing activities for the first quarter of 2012. The change in financing cash flow was primarily the result of the net total borrowings decrease of $113.0 million for the first quarter of 2013, compared with a net total borrowings increase of $86.4 million for the first quarter of 2012. For the first quarter of 2013, the Company repurchased 186,268 shares of the Company’s common stock for $7.7 million. No shares were repurchased in the first quarter of 2012. At March 31, 2013, $93.2 million was available under the Board authorization for future share repurchases.

At March 31, 2013, total debt outstanding was $1,323.7 million, compared with $1,453.8 million at December 31, 2012, with no significant maturities until 2015. The debt-to-capital ratio was 33.5% at March 31, 2013, compared with 36.4% at December 31, 2012. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 30.4% at March 31, 2013, compared with 33.8% at December 31, 2012. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first quarter of 2013, cash and cash equivalents at March 31, 2013 totaled $177.3 million, compared with $158.0 million at December 31, 2012. At March 31, 2013, the Company had $173.4 million in cash outside the United States, compared with $150.6 million at December 31, 2012. The Company utilizes this cash to operate its international operations, as well as acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2013. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2013 to January 31, 2013	184,994	$41.07	184,994	$93,286,666
February 1, 2013 to February 28, 2013	143	41.46	143	93,280,737
March 1, 2013 to March 31, 2013	1,131	41.20	1,131	93,234,176

Total	186,268	41.07	186,268

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations primarily in connection with the vesting of restricted stock issued to employees.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors remaining portion of the $75 million authorization for the repurchase of its common stock announced in January 2010 and $100 million authorization for the repurchase of its common stock announced in November 2011. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ William J. Burke
William J. Burke
Senior Vice President - Comptroller & Treasurer
(Principal Accounting Officer)

May 2, 2013