Form 10-Q
period 2013-06-30
AMETEK INC/
filed 2013-08-07
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 31, 2013 was 244,224,416 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$878,809	$825,898	$1,761,662	$1,653,050

Operating expenses:
Cost of sales, excluding depreciation	567,598	531,753	1,141,672	1,068,036
Selling, general and administrative	94,912	95,646	192,520	190,682
Depreciation	13,686	13,521	27,622	26,578

Total operating expenses	676,196	640,920	1,361,814	1,285,296

Operating income	202,613	184,978	399,848	367,754
Other expenses:
Interest expense	(18,154)	(18,843)	(36,477)	(37,680)
Other, net	(2,667)	(1,848)	(5,191)	(4,088)

Income before income taxes	181,792	164,287	358,180	325,986
Provision for income taxes	53,471	50,600	104,713	102,149

Net income	$128,321	$113,687	$253,467	$223,837

Basic earnings per share	$0.53	$0.47	$1.04	$0.93

Diluted earnings per share	$0.52	$0.47	$1.03	$0.92

Weighted average common shares outstanding:
Basic shares	243,666	241,168	243,475	240,677

Diluted shares	246,104	243,121	245,757	243,214

Dividends declared and paid per share	$0.06	$0.06	$0.12	$0.10

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total comprehensive income	$136,720	$88,583	$229,977	$220,150

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,614	$157,984
Receivables, less allowance for possible losses	521,547	507,850
Inventories	438,912	428,935
Deferred income taxes	35,889	33,301
Other current assets	39,839	36,673

Total current assets	1,243,801	1,164,743
Property, plant and equipment, net	372,715	383,483
Goodwill	2,181,997	2,208,239
Other intangibles, net of accumulated amortization	1,273,111	1,309,727
Investments and other assets	120,910	123,864

Total assets	$5,192,534	$5,190,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$125,658	$320,654
Accounts payable	332,038	321,183
Income taxes payable	32,819	40,598
Accrued liabilities	188,941	197,534

Total current liabilities	679,456	879,969

Long-term debt	1,118,086	1,133,121
Deferred income taxes	482,487	482,852
Other long-term liabilities	155,362	158,963

Total liabilities	2,435,391	2,654,905

Stockholders’ equity:
Common stock	2,571	2,565
Capital in excess of par value	412,627	387,871
Retained earnings	2,731,732	2,507,419
Accumulated other comprehensive loss	(174,820)	(151,330)
Treasury stock	(214,967)	(211,374)

Total stockholders’ equity	2,757,143	2,535,151

Total liabilities and stockholders’ equity	$5,192,534	$5,190,056

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash provided by (used for):
Operating activities:
Net income	$253,467	$223,837
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	57,396	50,735
Deferred income taxes	1,105	1,218
Share-based compensation expense	11,508	10,213
Net change in assets and liabilities, net of acquisitions	(34,185)	(27,463)
Pension contribution and other	(4,315)	(1,906)

Total operating activities	284,976	256,634

Investing activities:
Additions to property, plant and equipment	(21,613)	(20,515)
Purchases of businesses, net of cash acquired	—	(497,785)
Other	4,432	648

Total investing activities	(17,181)	(517,652)

Financing activities:
Net change in short-term borrowings	(194,476)	248,549
Additional long-term borrowings	829	—
Reduction in long-term borrowings	(486)	(218)
Repurchases of common stock	(8,452)	(3,899)
Cash dividends paid	(29,155)	(24,055)
Excess tax benefits from share-based payments	7,415	10,021
Proceeds from employee stock plans	10,248	24,871

Total financing activities	(214,077)	255,269

Effect of exchange rate changes on cash and cash equivalents	(4,088)	(1,048)

Increase (decrease) in cash and cash equivalents	49,630	(6,797)

Cash and cash equivalents:
As of January 1	157,984	170,392

As of June 30	$207,614	$163,595

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2013, and the consolidated results of its operations for the three and six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Weighted average shares:
Basic shares	243,666	241,168	243,475	240,677
Equity-based compensation plans	2,438	1,953	2,282	2,537

Diluted shares	246,104	243,121	245,757	243,214

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following for the three months ended June 30, 2013:

	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at March 31, 2013	$(65,599)	$(117,620)	$(183,219)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(318)	—	(318)
Net investment hedges	864	—	864
Change in long-term intercompany notes	5,937	—	5,937
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	3,411	3,411
Income tax (expense) benefit	(302)	(1,193)	(1,495)

Other comprehensive income (loss), net of tax	6,181	2,218	8,399

Balance at June 30, 2013	$(59,418)	$(115,402)	$(174,820)

The components of accumulated other comprehensive income (loss) consisted of the following for the six months ended June 30, 2013:

	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at December 31, 2012	$(31,492)	$(119,838)	$(151,330)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(21,367)	—	(21,367)
Net investment hedges	(7,825)	—	(7,825)
Change in long-term intercompany notes	(1,473)	—	(1,473)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	6,822	6,822
Income tax benefit (expense)	2,739	(2,386)	353

Other comprehensive (loss) income, net of tax	(27,926)	4,436	(23,490)

Balance at June 30, 2013	$(59,418)	$(115,402)	$(174,820)

Reclassifications for the amortization of defined benefit pension plans are included in Cost of sales, excluding depreciation in the consolidated statement of income. See Note 11 for further details.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

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

The following table provides the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, consistent with the fair value hierarchy:

	Asset (Liability)
	June 30, 2013			December 31, 2012
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
	(In thousands)
Fixed-income investments	$7,917	$7,917	$—	$8,316	$8,316	$—

The fair value of fixed-income investments was based on quoted market prices, which are valued as level 1 investments. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the six months ended June 30, 2013, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the six months ended June 30, 2013.

Financial Instruments

Cash, cash equivalents, marketable securities and fixed-income investments are recorded at fair value at June 30, 2013 and December 31, 2012 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instruments, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at June 30, 2013 and December 31, 2012:

	Asset (Liability)
	June 30, 2013		December 31, 2012
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(118,200)	$(118,200)	$(313,473)	$(313,473)
Long-term debt (including current portion)	(1,125,544)	(1,273,997)	(1,140,302)	(1,341,886)

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

Forward Contracts

At June 30, 2013, the Company had a 7.7 million Euro forward contract outstanding. For the three and six months ended June 30, 2013, realized losses on foreign currency forward contracts were not significant. For the three and six months ended June 30, 2013, unrealized losses on forward contracts were not significant. At December 31, 2012, the Company had a 9.9 million Euro forward contract outstanding. The Company has not designated its foreign currency forward contracts as hedges.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of June 30, 2013, these net investment hedges included British-pound- and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At June 30, 2013, the Company had $182.5 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At June 30, 2013, the Company had a $65.1 million Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $13.4 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the six months ended June 30, 2013.

7.	Inventories

	June 30, 2013	December 31, 2012
	(In thousands)
Finished goods and parts	$65,805	$62,723
Work in process	87,779	83,522
Raw materials and purchased parts	285,328	282,690

Total inventories	$438,912	$428,935

8.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2012	$1,215.0	$993.2	$2,208.2
Purchase price allocation adjustments and other	(4.4)	(1.3)	(5.7)
Foreign currency translation adjustments	(11.0)	(9.5)	(20.5)

Balance at June 30, 2013	$1,199.6	$982.4	$2,182.0

The Company is in the process of finalizing the measurement of deferred taxes associated with its 2012 acquisitions of Micro-Poise Measurement Systems, Sunpower, Inc. and Crystal Engineering.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

9.	Income Taxes

At June 30, 2013, the Company had gross unrecognized tax benefits of $37.2 million, of which $34.7 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2012	$36.2
Additions for tax positions	6.3
Reductions for tax positions	(5.3)

Balance at June 30, 2013	$37.2

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2013 and 2012 were not significant.

10.	Share-Based Compensation

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Expected volatility	28.1%	28.4%
Expected term (years)	5.0	5.1
Risk-free interest rate	0.75%	0.84%
Expected dividend yield	0.57%	0.47%
Black-Scholes-Merton fair value per stock option granted	$10.17	$8.54

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

Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Stock option expense	$2,884	$3,231	$5,059	$4,992
Restricted stock expense	1,854	2,924	6,449	5,221

Total pre-tax expense	4,738	6,155	11,508	10,213
Related tax benefit	(1,576)	(2,137)	(3,733)	(3,558)

Reduction of net income	$3,162	$4,018	$7,775	$6,655

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2012	6,840	$22.39
Granted	1,270	41.75
Exercised	(597)	18.03
Forfeited	(95)	30.90

Outstanding at June 30, 2013	7,418	$25.95	4.2	$121.3

Exercisable at June 30, 2013	4,447	$20.00	3.1	$99.2

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2013 was $14.0 million. The total fair value of stock options vested during the six months ended June 30, 2013 was $8.2 million. As of June 30, 2013, there was approximately $20.8 million of expected future pre-tax compensation expense related to the 3.0 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.

Restricted stock grants are subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On January 25, 2013, 488,235 shares of restricted stock, which were granted on April 29, 2010, and 26,298 shares of restricted stock, which were granted on July 29, 2010, vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $2.7 million ($1.9 million net after-tax charge) for the six months ended June 30, 2013.

The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2012	1,252	$26.71
Granted	344	41.73
Vested	(577)	20.88
Forfeited	(59)	29.05

Nonvested restricted stock outstanding at June 30, 2013	960	$35.46

The total fair value of restricted stock that vested during the six months ended June 30, 2013 was $12.1 million. As of June 30, 2013, there was approximately $25.6 million of expected future pre-tax compensation expense related to the 1.0 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately three years.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

11.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Defined benefit plans:
Service cost	$1,628	$1,279	$3,262	$2,542
Interest cost	6,516	6,760	13,048	13,549
Expected return on plan assets	(11,219)	(10,653)	(22,458)	(21,375)
Amortization of net actuarial loss and other	3,411	2,852	6,822	5,704

Pension expense	336	238	674	420

Other plans:
Defined contribution plans	4,495	4,458	9,562	9,697
Foreign plans and other	1,283	1,108	2,555	2,325

Total other plans	5,778	5,566	12,117	12,022

Total net pension expense	$6,114	$5,804	$12,791	$12,442

For the six months ended June 30, 2013 and 2012, contributions to the Company’s defined benefit pension plans were not significant.

12.	Product Warranties

The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Changes in the accrued product warranty obligation were as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Balance at the beginning of the period	$27,792	$22,466
Accruals for warranties issued during the period	2,132	4,593
Settlements made during the period	(4,979)	(4,662)
Warranty accruals related to acquired businesses and other during the period	(90)	3,266

Balance at the end of the period	$24,855	$25,663

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At June 30, 2013, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at June 30, 2013 and December 31, 2012 were $21.9 million and $23.6 million, respectively, for both non-owned and owned sites. For the six months ended June 30, 2013, the Company recorded $0.2 million in reserves. Additionally, the Company spent $1.9 million on environmental matters for the six months ended June 30, 2013. The Company’s reserves for environmental liabilities at June 30, 2013 and December 31, 2012 include reserves of $13.7 million and $14.7 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At June 30, 2013, the Company had $11.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

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

At June 30, 2013, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2012, nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and six months ended June 30, 2013 and 2012 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

15.	Subsequent Event

In August 2013, the Company acquired Controls Southeast (“CSI”), a leader in custom-engineered, thermal management solutions used to maintain temperature control of liquid and gas in a broad range of demanding industrial process applications. CSI was acquired for approximately $160 million and has estimated annual sales of approximately $50 million. CSI broadens AMETEK’s position in the process and analytical instrumentations markets and will join AMETEK’s Electronic Instruments Group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net sales(1):
Electronic Instruments	$483,339	$452,128	$967,840	$920,936
Electromechanical	395,470	373,770	793,822	732,114

Consolidated net sales	$878,809	$825,898	$1,761,662	$1,653,050

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$129,575	$117,651	$261,321	$240,676
Electromechanical	83,395	78,760	161,394	149,637

Total segment operating income	212,970	196,411	422,715	390,313
Corporate administrative and other expenses	(10,357)	(11,433)	(22,867)	(22,559)

Consolidated operating income	202,613	184,978	399,848	367,754
Interest and other expenses, net	(20,821)	(20,691)	(41,668)	(41,768)

Consolidated income before income taxes	$181,792	$164,287	$358,180	$325,986

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the second quarter of 2013 compared with the second quarter of 2012

For the quarter ended June 30, 2013, the Company established records for operating income, operating income margins, net income and diluted earnings per share. The Company achieved these results primarily through contributions from the acquisitions of Micro-Poise Measurement Systems (“Micro-Poise”) in October 2012 and Dunkermotoren GmbH in May 2012, as well as our Operational Excellence initiatives. The full year impact of the 2012 acquisitions and our continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of our 2013 results.

Net sales for the second quarter of 2013 were $878.8 million, an increase of $52.9 million or 6.4%, compared with net sales of $825.9 million for the second quarter of 2012. The increase in net sales for the second quarter of 2013 was attributable to the impact of the acquisitions mentioned above. Internal sales growth and foreign currency translation were flat quarter over quarter.

Total international sales for the second quarter of 2013 were $474.3 million or 54.0% of net sales, an increase of $61.9 million or 15.0%, compared with international sales of $412.4 million or 49.9% of net sales for the second quarter of 2012. The $61.9 million increase in international sales resulted primarily from the acquisitions of Dunkermotoren and Micro-Poise, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Segment operating income for the second quarter of 2013 was $213.0 million, an increase of $16.6 million or 8.5%, compared with segment operating income of $196.4 million for the second quarter of 2012. Segment operating income, as a percentage of net sales, increased to 24.2% for the second quarter of 2013, compared with 23.8% for the second quarter of 2012. The increase in segment operating income and segment operating margins resulted primarily from the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

Results of Operations (continued)

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2013 were $94.9 million, a decrease of $0.7 million or 0.7%, compared with $95.6 million for the second quarter of 2012. As a percentage of net sales, SG&A expenses were 10.8% for the second quarter of 2013, compared with 11.6% for the second quarter of 2012. Selling expenses were essentially flat quarter over quarter. Selling expenses, as a percentage of net sales, decreased to 9.6% for the second quarter of 2013, compared with 10.2% for the second quarter of 2012. Base business selling expenses decreased approximately 5% for the second quarter of 2013, primarily due to cost containment initiatives.

Corporate administrative expenses for the second quarter of 2013 were $10.3 million, a decrease of $1.0 million or 8.8%, compared with $11.3 million for the second quarter of 2012. As a percentage of net sales, corporate administrative expenses were 1.2% for the second quarter of 2013, compared with 1.4% for the second quarter of 2012. The decrease in corporate administrative expenses was primarily the result of lower equity-based compensation expenses.

Consolidated operating income was $202.6 million or 23.1% of net sales for the second quarter of 2013, an increase of $17.6 million or 9.5%, compared with $185.0 million or 22.4% of net sales for the second quarter of 2012.

The effective tax rate for the second quarter of 2013 was 29.4%, compared with 30.8% for the second quarter of 2012. The effective tax rate for the second quarter of 2013 included the favorable impact of extension of the U.S. research and development tax credit. The effective tax rate for 2013 and 2012 includes the impact of the ongoing benefits obtained from international tax planning initiatives including benefits from foreign tax credits.

Net income for the second quarter of 2013 was $128.3 million, an increase of $14.6 million or 12.8%, compared with $113.7 million for the second quarter of 2012. Diluted earnings per share for the second quarter of 2013 were $0.52, an increase of $0.05 or 10.6%, compared with $0.47 per diluted share for the second quarter of 2012.

Results of Operations (continued)

Segment Results

Electronic Instruments Group’s (“EIG”) net sales totaled $483.3 million for the second quarter of 2013, an increase of $31.2 million or 6.9%, compared with $452.1 million for the second quarter of 2012. The net sales increase was driven by the acquisition of Micro-Poise. Internal sales growth was up approximately 1%, offset by foreign currency translation.

EIG’s operating income was $129.6 million for the second quarter of 2013, an increase of $11.9 million or 10.1%, compared with $117.7 million for the second quarter of 2012. EIG’s increase in operating income was primarily due to higher sales mentioned above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives. EIG’s operating margins were 26.8% of net sales for the second quarter of 2013, compared with 26.0% of net sales for the second quarter of 2012. EIG’s increase in operating margins was primarily due to the Group’s lower cost structure through Operational Excellence initiatives.

Electromechanical Group’s (“EMG”) net sales totaled $395.5 million for the second quarter of 2013, an increase of $21.7 million or 5.8%, compared with $373.8 million for the second quarter of 2012. The net sales increase was driven by the acquisition of Dunkermotoren. Internal sales growth and foreign currency translation were flat quarter over quarter.

EMG’s operating income was $83.4 million for the second quarter of 2013, an increase of $4.6 million or 5.8%, compared with $78.8 million for the second quarter of 2012. EMG’s increase in operating income was primarily due to higher sales mentioned above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives. EMG’s operating margins were 21.1% of net sales for both the second quarter of 2013 and 2012. EMG’s second quarter of 2013 operating margins benefited from the Group’s Operational Excellence initiatives, partially offset by the impact of the Dunkermotoren acquisition, which has a lower operating margin than the Group’s base businesses.

Results of Operations (continued)

Results of operations for the first six months of 2013 compared with the first six months of 2012

Net sales for the first six months of 2013 were $1,761.7 million, an increase of $108.6 million or 6.6%, compared with net sales of $1,653.1 million for the first six months of 2012. The increase in net sales for the first six months of 2013 was attributable to the impact of the acquisitions of Micro-Poise in October 2012 and Dunkermotoren GmbH in May 2012, partially offset by an internal sales decline of approximately 1%. Foreign currency translation was flat period over period.

Total international sales for the first six months of 2013 were $959.1 million or 54.4% of net sales, an increase of $128.9 million or 15.5%, compared with international sales of $830.2 million or 50.2% of net sales for the first six months of 2012. The $128.9 million increase in international sales resulted primarily from the acquisitions of Dunkermotoren and Micro-Poise, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the first six months of 2013 were $1,772.8 million, a decrease of $6.4 million or 0.4%, compared with $1,779.2 million for the first six months of 2012. The decrease in orders was primarily attributable to the internal sales decline, and includes the effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders was a record at June 30, 2013 of $1,123.4 million, an increase of $11.1 million or 1.0%, compared with $1,112.3 million at December 31, 2012.

Segment operating income for the first six months of 2013 was $422.7 million, an increase of $32.4 million or 8.3%, compared with segment operating income of $390.3 million for the first six months of 2012. The increase in segment operating income resulted primarily from the acquisitions mentioned above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives. Segment operating income, as a percentage of net sales, increased to 24.0% for the first six months of 2013, compared with 23.6% for the first six months of 2012. The increase in segment operating margins resulted primarily from the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

SG&A expenses for the first six months of 2013 were $192.5 million, an increase of $1.8 million or 0.9%, compared with $190.7 million for the first six months of 2012. As a percentage of net sales, SG&A expenses were 10.9% for the first six months of 2013, compared with 11.5% for the first six months of 2012. Selling expenses increased $1.5 million or 0.9% for the first six months of 2013 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, decreased to 9.6% for the first six months of 2013, compared with 10.2% for the first six months of 2012. Base business selling expenses decreased approximately 6% for the first six months of 2013, primarily due to cost containment initiatives.

Corporate administrative expenses for the first six months of 2013 were $22.7 million, an increase of $0.3 million or 1.3%, compared with $22.4 million for the first six months of 2012. As a percentage of net sales, corporate administrative expenses were 1.3% for the first six months of 2013, compared with 1.4% for the first six months of 2012.

Consolidated operating income was $399.8 million or 22.7% of net sales for the first six months of 2013, an increase of $32.0 million or 8.7%, compared with $367.8 million or 22.2% of net sales for the first six months of 2012.

Interest expense was $36.5 million for the first six months of 2013, a decrease of $1.2 million or 3.2%, compared with $37.7 million for the first six months of 2012. The decrease was due to lower borrowings under revolving credit facilities.

Results of Operations (continued)

The effective tax rate for the first six months of 2013 was 29.2%, compared with 31.3% for the first six months of 2012. The effective tax rate for 2013 included the impact of the retroactive extension of the U.S. research and development tax credit. The effective tax rate for 2013 and 2012 includes the impact of the ongoing benefits obtained from international tax planning initiatives including benefits from foreign tax credits.

Net income for the first six months of 2013 was $253.5 million, an increase of $29.7 million or 13.3%, compared with $223.8 million for the first six months of 2012. Diluted earnings per share for the first six months of 2013 were $1.03, an increase of $0.11 or 12.0%, compared with $0.92 per diluted share for the first six months of 2012.

Segment Results

EIG’s net sales totaled $967.8 million for the first six months of 2013, an increase of $46.9 million or 5.1%, compared with $920.9 million for the first six months of 2012. The net sales increase was driven by the acquisition of Micro-Poise, partially offset by an unfavorable 1% effect of foreign currency translation. Internal sales growth was flat period over period.

EIG’s operating income was $261.3 million for the first six months of 2013, an increase of $20.6 million or 8.6%, compared with $240.7 million for the first six months of 2012. EIG’s increase in operating income was primarily due to higher sales mentioned above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives. EIG’s operating margins were 27.0% of net sales for the first six months of 2013, compared with 26.1% of net sales for the first six months of 2012. EIG’s increase in operating margins was primarily due to the Group’s lower cost structure through Operational Excellence initiatives.

EMG’s net sales totaled $793.8 million for the first six months of 2013, an increase of $61.7 million or 8.4%, compared with $732.1 million for the first six months of 2012. The net sales increase was driven by the acquisition of Dunkermotoren, partially offset by an internal sales decline of approximately 2%. Foreign currency translation was flat period over period.

EMG’s operating income was $161.4 million for the first six months of 2013, an increase of $11.8 million or 7.9%, compared with $149.6 million for the first six months of 2012. EMG’s increase in operating income was primarily due to higher sales mentioned above, as well as the benefit of the Group’s lower cost structure through Operational Excellence initiatives. EMG’s operating margins were 20.3% of net sales for the first six months of 2013, compared with 20.4% of net sales for the first six months of 2012. EMG’s decrease in operating margins was driven by the impact of the Dunkermotoren acquisition, which has a lower operating margin than the Group’s base businesses, partially offset by the benefit of the Group’s lower cost structure through Operational Excellence initiatives.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $285.0 million for the first six months of 2013, an increase of $28.4 million or 11.1%, compared with $256.6 million for the first six months of 2012. The increase in cash provided by operating activities was primarily due to the $29.7 million increase in net income. Free cash flow (cash flow provided by operating activities less capital expenditures) was $263.4 million for the first six months of 2013, compared with $236.1 million for the first six months of 2012. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $451.8 million for the first six months of 2013, compared with $414.1 million for the first six months of 2012. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $17.2 million for the first six months of 2013, compared with $517.7 million for the first six months of 2012. For the first six months of 2012, the Company paid $497.8 million, net of cash acquired, to acquire O’Brien Corporation in January 2012 and Dunkermotoren in May 2012. Additions to property, plant and equipment totaled $21.6 million for the first six months of 2013, compared with $20.5 million for the first six months of 2012.

Cash used for financing activities totaled $214.1 million for the first six months of 2013, compared with $255.3 million of cash provided by financing activities for the first six months of 2012. The change in financing cash flow was primarily the result of the net total borrowings decrease of $194.1 million for the first six months of 2013, compared with a net total borrowings increase of $248.3 million for the first six months of 2012. For the first six months of 2013, the Company repurchased 206,138 shares of the Company’s common stock for $8.5 million, compared with $3.9 million used for repurchases of 120,430 shares for the first six months of 2012. At June 30, 2013, $92.4 million was available under the Board authorization for future share repurchases.

At June 30, 2013, total debt outstanding was $1,243.7 million, compared with $1,453.8 million at December 31, 2012, with no significant maturities until 2015. The debt-to-capital ratio was 31.1% at June 30, 2013, compared with 36.4% at December 31, 2012. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 27.3% at June 30, 2013, compared with 33.8% at December 31, 2012. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first six months of 2013, cash and cash equivalents at June 30, 2013 totaled $207.6 million, compared with $158.0 million at December 31, 2012. At June 30, 2013, the Company had $205.0 million in cash outside the United States, compared with $150.6 million at December 31, 2012. The Company utilizes this cash to operate its international operations, as well as acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2013. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2013 to April 30, 2013	—	$—	—	$93,234,176
May 1, 2013 to May 31, 2013	19,870	40.36	19,870	92,432,277
June 1, 2013 to June 30, 2013	—	—	—	92,432,277

Total	19,870	40.36	19,870

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations primarily in connection with the vesting of restricted stock issued to employees.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $100 million authorization for the repurchase of its common stock announced in November 2011. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ William J. Burke
William J. Burke
Senior Vice President - Comptroller & Treasurer
(Principal Accounting Officer)

August 7, 2013