Form 10-Q
period 2013-09-30
AMETEK INC/
filed 2013-11-04
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 25, 2013 was 244,753,755 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$890,006	$839,373	$2,651,668	$2,492,423

Operating expenses:
Cost of sales, excluding depreciation	572,125	541,454	1,713,797	1,609,490
Selling, general and administrative	98,969	96,021	291,489	286,703
Depreciation	14,226	13,734	41,848	40,312

Total operating expenses	685,320	651,209	2,047,134	1,936,505

Operating income	204,686	188,164	604,534	555,918
Other expenses:
Interest expense	(18,243)	(18,958)	(54,720)	(56,638)
Other, net	(6,291)	(3,518)	(11,482)	(7,606)

Income before income taxes	180,152	165,688	538,332	491,674
Provision for income taxes	52,288	50,291	157,001	152,440

Net income	$127,864	$115,397	$381,331	$339,234

Basic earnings per share	$0.52	$0.48	$1.56	$1.41

Diluted earnings per share	$0.52	$0.47	$1.55	$1.39

Weighted average common shares outstanding:
Basic shares	244,049	242,138	243,667	241,164

Diluted shares	245,930	244,229	245,815	243,552

Dividends declared and paid per share	$0.06	$0.06	$0.18	$0.16

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total comprehensive income	$171,760	$135,062	$401,737	$355,212

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$254,878	$157,984
Receivables, less allowance for possible losses	532,092	507,850
Inventories	449,133	428,935
Deferred income taxes	39,757	33,301
Other current assets	32,697	36,673

Total current assets	1,308,557	1,164,743

Property, plant and equipment, net	383,594	383,483
Goodwill	2,300,466	2,208,239
Other intangibles, net of accumulated amortization	1,342,935	1,309,727
Investments and other assets	125,670	123,864

Total assets	$5,461,222	$5,190,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$164,926	$320,654
Accounts payable	330,801	321,183
Income taxes payable	28,278	40,598
Accrued liabilities	208,216	197,534

Total current liabilities	732,221	879,969

Long-term debt	1,135,164	1,133,121
Deferred income taxes	498,494	482,852
Other long-term liabilities	161,115	158,963

Total liabilities	2,526,994	2,654,905

Stockholders’ equity:
Common stock	2,577	2,565
Capital in excess of par value	433,612	387,871
Retained earnings	2,844,992	2,507,419
Accumulated other comprehensive loss	(130,924)	(151,330)
Treasury stock	(216,029)	(211,374)

Total stockholders’ equity	2,934,228	2,535,151

Total liabilities and stockholders’ equity	$5,461,222	$5,190,056

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash provided by (used for):
Operating activities:
Net income	$381,331	$339,234
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	86,941	77,845
Deferred income taxes	(1,656)	(1,414)
Share-based compensation expense	16,526	14,575
Gain on sale of facility	(11,590)	—
Net change in assets and liabilities, net of acquisitions	(13,732)	(8,242)
Pension contribution and other	(6,713)	(2,824)

Total operating activities	451,107	419,174

Investing activities:
Additions to property, plant and equipment	(37,147)	(33,256)
Purchases of businesses, net of cash acquired	(163,978)	(497,785)
Proceeds from sale of facility	12,799	—
Other	4,837	649

Total investing activities	(183,489)	(530,392)

Financing activities:
Net change in short-term borrowings	(155,208)	101,818
Additional long-term borrowings	872	—
Reduction in long-term borrowings	(486)	(978)
Repurchases of common stock	(8,452)	(3,899)
Cash dividends paid	(43,759)	(38,556)
Excess tax benefits from share-based payments	12,861	12,319
Proceeds from employee stock plans	19,489	30,739

Total financing activities	(174,683)	101,443

Effect of exchange rate changes on cash and cash equivalents	3,959	2,234

Increase (decrease) in cash and cash equivalents	96,894	(7,541)

Cash and cash equivalents:
As of January 1	157,984	170,392

As of September 30	$254,878	$162,851

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2013, and the consolidated results of its operations for the three and nine months ended September 30, 2013 and 2012 and its cash flows for the nine months ended September 30, 2013 and 2012 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying financial statements should be read in conjunction with the financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2013-11 on the Company’s financial statement presentation.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Weighted average shares:
Basic shares	244,049	242,138	243,667	241,164
Equity-based compensation plans	1,881	2,091	2,148	2,388

Diluted shares	245,930	244,229	245,815	243,552

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following for the three months ended September 30, 2013:

	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at June 30, 2013	$(59,418)	$(115,402)	$(174,820)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	24,755	—	24,755
Net investment hedges	8,752	—	8,752
Change in long-term intercompany notes	11,234	—	11,234
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	3,411	3,411
Income tax (expense) benefit	(3,063)	(1,193)	(4,256)

Other comprehensive income (loss), net of tax	41,678	2,218	43,896

Balance at September 30, 2013	$(17,740)	$(113,184)	$(130,924)

The components of accumulated other comprehensive income (loss) consisted of the following for the nine months ended September 30, 2013:

	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at December 31, 2012	$(31,492)	$(119,838)	$(151,330)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	3,388	—	3,388
Net investment hedges	927	—	927
Change in long-term intercompany notes	9,761	—	9,761
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	10,233	10,233
Income tax benefit (expense)	(324)	(3,579)	(3,903)

Other comprehensive (loss) income, net of tax	13,752	6,654	20,406

Balance at September 30, 2013	$(17,740)	$(113,184)	$(130,924)

Reclassifications for the amortization of defined benefit pension plans are included in Cost of sales, excluding depreciation in the consolidated statement of income. See Note 12 for further details.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

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

The following table provides the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, consistent with the fair value hierarchy:

	Asset (Liability)
	September 30, 2013	December 31, 2012
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$8,129	$8,316

The fair value of fixed-income investments was based on quoted market prices, which are valued as level 1 investments. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the nine months ended September 30, 2013, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2013.

Financial Instruments

Cash, cash equivalents, marketable securities and fixed-income investments are recorded at fair value at September 30, 2013 and December 31, 2012 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instruments, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2013 and December 31, 2012:

	Asset (Liability)
	September 30, 2013		December 31, 2012
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(160,000)	$(160,000)	$(313,473)	$(313,473)
Long-term debt (including current portion)	(1,140,090)	(1,287,679)	(1,140,302)	(1,341,886)

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

Forward Contracts

At September 30, 2013, the Company had a 8.8 million Euro forward contract outstanding. For the three and nine months ended September 30, 2013, realized losses on foreign currency forward contracts were not significant. For the three and nine months ended September 30, 2013, unrealized losses on forward contracts were not significant. At December 31, 2012, the Company had a 9.9 million Euro forward contract outstanding. The Company has not designated its foreign currency forward contracts as hedges.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2013, these net investment hedges included British-pound- and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At September 30, 2013, the Company had $194.1 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At September 30, 2013, the Company had a $67.7 million Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $0.9 million of currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2013.

7.	Inventories

	September 30,	December 31,
	2013	2012
	(In thousands)
Finished goods and parts	$72,876	$62,723
Work in process	88,052	83,522
Raw materials and purchased parts	288,205	282,690

Total inventories	$449,133	$428,935

8.	Acquisitions

The Company spent $164.0 million in cash, net of cash acquired, to acquire Controls Southeast (“CSI”) in August 2013. CSI is a leader in custom-engineered, thermal management solutions used to maintain temperature control of liquid and gas in a broad range of demanding industrial process applications. CSI is part of AMETEK’s Electronic Instruments Group.

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisition based on the estimated fair value at acquisition (in millions):

Property, plant and equipment	$4.7
Goodwill	90.4
Other intangible assets	69.5
Deferred income taxes	(17.6)
Net working capital and other*	17.0

Total purchase price	$164.0

*	Includes $9.5 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisition as CSI broadens AMETEK’s position in the process and analytical instrumentations markets. The Company expects approximately $18.5 million of the goodwill recorded in connection with the CSI acquisition will be tax deductible in future years.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

The Company is in the process of finalizing the measurement of certain intangible assets for its CSI acquisition, as well as deferred taxes associated with its CSI acquisition and the fourth quarter 2012 acquisitions of Micro-Poise Measurement Systems, Aero Components International, Avtech Avionics and Instruments and Sunpower, Inc.

At September 30, 2013, purchase price allocated to other intangible assets of $69.5 million consists of $13.0 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $56.5 million of other intangible assets consist of $47.2 million of customer relationships, which are being amortized over a period of 20 years and $9.3 million of purchased technology, which is being amortized over a period of 15 years. Amortization expense for each of the next five years for the CSI acquisition listed above is expected to approximate $3.2 million per year.

The CSI acquisition had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2013. Had the CSI acquisition been made at the beginning of 2013 or 2012, unaudited pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had been completed at the beginning of 2013 or 2012.

Acquisitions Subsequent to September 30, 2013

In October 2013, the Company acquired Creaform, Inc., a leading developer and manufacturer of innovative portable 3D measurement technologies and a provider of 3D engineering services. Creaform was acquired for approximately 125 million Canadian dollars (approximately $120 million) and has estimated annual sales of approximately $52 million. Creaform broadens AMETEK’s position in the process and analytical instrumentations markets and will join AMETEK’s Electronic Instruments Group.

9.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2012	$1,215.0	$993.2	$2,208.2
Goodwill acquired	90.4	—	90.4
Purchase price allocation adjustments and other	(4.6)	(1.3)	(5.9)
Foreign currency translation adjustments	3.3	4.5	7.8

Balance at September 30, 2013	$1,304.1	$996.4	$2,300.5

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

10.	Income Taxes

At September 30, 2013, the Company had gross unrecognized tax benefits of $43.5 million, of which $41.0 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2012	$36.2
Additions for tax positions	13.4
Reductions for tax positions	(6.1)

Balance at September 30, 2013	$43.5

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2013 and 2012 were not significant.

11.	Share-Based Compensation

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Expected volatility	28.1%	28.4%
Expected term (years)	5.0	5.1
Risk-free interest rate	0.75%	0.84%
Expected dividend yield	0.57%	0.47%
Black-Scholes-Merton fair value per stock option granted	$10.17	$8.54

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

Total share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Stock option expense	$2,946	$2,256	$8,005	$7,248
Restricted stock expense	2,072	2,106	8,521	7,327

Total pre-tax expense	5,018	4,362	16,526	14,575
Related tax benefit	(1,657)	(1,399)	(5,390)	(4,957)

Reduction of net income	$3,361	$2,963	$11,136	$9,618

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2012	6,840	$22.39
Granted	1,270	41.75
Exercised	(1,203)	17.53
Forfeited	(170)	32.28

Outstanding at September 30, 2013	6,737	$26.66	4.2	$130.4

Exercisable at September 30, 2013	3,844	$20.47	3.1	$98.2

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2013 was $31.5 million. The total fair value of stock options vested during the nine months ended September 30, 2013 was $8.2 million. As of September 30, 2013, there was approximately $17.8 million of expected future pre-tax compensation expense related to the 2.9 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.

Restricted stock grants are subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On January 25, 2013, 488,235 shares of restricted stock, which were granted on April 29, 2010, and 26,298 shares of restricted stock, which were granted on July 29, 2010, vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $2.7 million ($1.9 million net after-tax charge) for the nine months ended September 30, 2013.

The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2012	1,252	$26.71
Granted	347	41.75
Vested	(577)	20.88
Forfeited	(85)	30.71

Nonvested restricted stock outstanding at September 30, 2013	937	$35.50

The total fair value of restricted stock that vested during the nine months ended September 30, 2013 was $12.1 million. As of September 30, 2013, there was approximately $23.3 million of expected future pre-tax compensation expense related to the 0.9 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30 , 2013

(Unaudited)

12.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Defined benefit plans:
Service cost	$1,462	$1,568	$4,724	$4,110
Interest cost	6,393	7,096	19,441	20,645
Expected return on plan assets	(11,219)	(10,867)	(33,677)	(32,242)
Amortization of net actuarial loss and other	3,176	2,852	9,998	8,556

Pension (income) expense	(188)	649	486	1,069

Other plans:
Defined contribution plans	4,280	4,153	13,842	13,850
Foreign plans and other	1,282	1,112	3,837	3,437

Total other plans	5,562	5,265	17,679	17,287

Total net pension expense	$5,374	$5,914	$18,165	$18,356

For the nine months ended September 30, 2013 and 2012, contributions to the Company’s defined benefit pension plans were not significant.

13.	Product Warranties

The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended
	September 30,
	2013	2012
	(In thousands)
Balance at the beginning of the period	$27,792	$22,466
Accruals for warranties issued during the period	5,064	8,381
Settlements made during the period	(7,238)	(7,201)
Warranty accruals related to acquired businesses and other during the period	255	3,381

Balance at the end of the period	$25,873	$27,027

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2013, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at September 30, 2013 and December 31, 2012 were $21.5 million and $23.6 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2013, the Company recorded $0.8 million in reserves. Additionally, the Company spent $2.9 million on environmental matters for the nine months ended September 30, 2013. The Company’s reserves for environmental liabilities at September 30, 2013 and December 31, 2012 include reserves of $13.4 million and $14.7 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At September 30, 2013, the Company had $11.2 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

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

At September 30, 2013, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2012, other than those described in the acquisitions footnote (Note 8), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine months ended September 30, 2013 and 2012 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Net sales(1):
Electronic Instruments	$499,847	$457,074	$1,467,687	$1,378,010
Electromechanical	390,159	382,299	1,183,981	1,114,413

Consolidated net sales	$890,006	$839,373	$2,651,668	$2,492,423

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$138,934	$121,579	$400,255	$362,255
Electromechanical	77,480	77,324	238,874	226,961

Total segment operating income	216,414	198,903	639,129	589,216
Corporate administrative and other expenses	(11,728)	(10,739)	(34,595)	(33,298)

Consolidated operating income	204,686	188,164	604,534	555,918
Interest and other expenses, net	(24,534)	(22,476)	(66,202)	(64,244)

Consolidated income before income taxes	$180,152	$165,688	$538,332	$491,674

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the third quarter of 2013 compared with the third quarter of 2012

For the quarter ended September 30, 2013, the Company established records for sales and operating income. The Company achieved these results primarily through contributions from the acquisitions of Controls Southeast (“CSI”) in August 2013 and Micro-Poise Measurement Systems (“Micro-Poise”) in October 2012, as well as our Operational Excellence initiatives. Also, in the third quarter of 2013, the Company recognized an $11.6 million gain on the sale of a facility that was largely offset by incremental growth investments in the businesses and higher acquisition-related expenses. The full year impact of the 2013 and 2012 acquisitions and our continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of our 2013 results.

Net sales for the third quarter of 2013 were $890.0 million, an increase of $50.6 million or 6.0%, compared with net sales of $839.4 million for the third quarter of 2012. The increase in net sales for the third quarter of 2013 was attributable to the impact of the acquisitions mentioned above and internal sales growth of approximately 1%. Foreign currency translation was flat quarter over quarter.

Total international sales for the third quarter of 2013 were $482.2 million or 54.2% of net sales, an increase of $44.4 million or 10.1%, compared with international sales of $437.8 million or 52.2% of net sales for the third quarter of 2012. The $44.4 million increase in international sales resulted primarily from the recent acquisitions noted above, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the third quarter of 2013 were $937.1 million, an increase of $136.9 million or 17.1%, compared with $800.2 million for the third quarter of 2012. For the third quarter of 2013, internal order growth was approximately 7%, excluding a 2% favorable effect of foreign currency translation, driven by the differentiated businesses of both Electronic Instruments Group (“EIG”) and Electromechanical Group’s (“EMG”), with 2013 and 2012 acquisitions accounting for the remainder of the increase. As a result, the Company’s backlog of unfilled orders was a record at September 30, 2013 of $1,170.5 million, an increase of $58.2 million or 5.2%, compared with $1,112.3 million at December 31, 2012.

Results of Operations (continued)

Segment operating income for the third quarter of 2013 was $216.4 million, an increase of $17.5 million or 8.8%, compared with segment operating income of $198.9 million for the third quarter of 2012. Segment operating income, as a percentage of net sales, increased to 24.3% for the third quarter of 2013, compared with 23.7% for the third quarter of 2012. The increase in segment operating income and segment operating margins resulted primarily from an $11.6 million gain on the sale of a facility that was partially offset by incremental growth investments in the businesses.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2013 were $99.0 million, an increase of $3.0 million or 3.1%, compared with $96.0 million for the third quarter of 2012. As a percentage of net sales, SG&A expenses were 11.1% for the third quarter of 2013, compared with 11.4% for the third quarter of 2012. Selling expenses increased $2.0 million or 2.3% for the third quarter of 2013 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, decreased to 9.8% for the third quarter of 2013, compared with 10.2% for the third quarter of 2012. Base business selling expenses decreased approximately 1% for the third quarter of 2013, primarily due to cost containment initiatives.

Corporate administrative expenses for the third quarter of 2013 were $11.6 million, an increase of $0.9 million or 8.4%, compared with $10.7 million for the third quarter of 2012. As a percentage of net sales, corporate administrative expenses were 1.3% for both the third quarter of 2013 and 2012.

Consolidated operating income was $204.7 million or 23.0% of net sales for the third quarter of 2013, an increase of $16.5 million or 8.8%, compared with $188.2 million or 22.4% of net sales for the third quarter of 2012.

Other expenses, net were $6.3 million for the third quarter of 2013, an increase of $2.8 million, compared with $3.5 million for the third quarter of 2012. The increase was primarily driven by higher acquisition-related expenses.

The effective tax rate for the third quarter of 2013 was 29.0%, compared with 30.4% for the third quarter of 2012. The effective tax rate for the third quarter of 2013 reflects the higher proportion of foreign earnings, which are taxed at lower rates. The effective tax rate for 2013 and 2012 includes the impact of the ongoing benefits obtained from international tax planning initiatives including benefits from foreign tax credits.

Net income for the third quarter of 2013 was $127.9 million, an increase of $12.5 million or 10.8%, compared with $115.4 million for the third quarter of 2012. Diluted earnings per share for the third quarter of 2013 were $0.52, an increase of $0.05 or 10.6%, compared with $0.47 per diluted share for the third quarter of 2012.

Results of Operations (continued)

Segment Results

EIG’s net sales totaled $499.8 million for the third quarter of 2013, an increase of $42.7 million or 9.3%, compared with $457.1 million for the third quarter of 2012. The net sales increase was driven by the acquisitions of CSI and Micro-Poise and internal sales growth of approximately 1%. Foreign currency translation was flat quarter over quarter.

EIG’s operating income was $138.9 million for the third quarter of 2013, an increase of $17.3 million or 14.2%, compared with $121.6 million for the third quarter of 2012. EIG’s operating margins were 27.8% of net sales for the third quarter of 2013, compared with 26.6% of net sales for the third quarter of 2012. EIG’s increase in operating margins was primarily due to a $11.6 million gain on the sale of a facility, partially offset by incremental growth investments in the businesses.

EMG’s net sales totaled $390.2 million for the third quarter of 2013, an increase of $7.9 million or 2.1%, compared with $382.3 million for the third quarter of 2012. The net sales increase was due to internal sales growth of approximately 1% driven by EMG’s floorcare and specialty motors businesses and a favorable 1% effect of foreign currency translation.

EMG’s operating income was $77.5 million for the third quarter of 2013, essentially flat compared with $77.3 million for the third quarter of 2012. EMG’s operating margins were 19.9% of net sales for the third quarter of 2013, compared with 20.2% of net sales for the third quarter of 2012 as strength in EMG’s floorcare and specialty motors businesses was offset by weaker performance in EMG’s differentiated businesses.

Results of Operations (continued)

Results of operations for the first nine months of 2013 compared with the first nine months of 2012

Net sales for the first nine months of 2013 were $2,651.7 million, an increase of $159.3 million or 6.4%, compared with net sales of $2,492.4 million for the first nine months of 2012. The increase in net sales for the first nine months of 2013 was attributable to the impact of the acquisitions of CSI in August 2013, Micro-Poise in October 2012 and Dunkermotoren GmbH in May 2012. Internal sales growth and foreign currency translation were flat period over period.

Total international sales for the first nine months of 2013 were $1,441.4 million or 54.4% of net sales, an increase of $174.8 million or 13.8%, compared with international sales of $1,266.6 million or 50.8% of net sales for the first nine months of 2012. The $174.8 million increase in international sales resulted primarily from the acquisitions of Dunkermotoren and Micro-Poise, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the first nine months of 2013 were $2,710.0 million, an increase of $130.6 million or 5.1%, compared with $2,579.4 million for the first nine months of 2012. The increase in orders was primarily attributable to 2013 and 2012 acquisitions and internal order growth of approximately 1%. As a result, the Company’s backlog of unfilled orders was a record at September 30, 2013 of $1,170.5 million, an increase of $58.2 million or 5.2%, compared with $1,112.3 million at December 31, 2012.

Segment operating income for the first nine months of 2013 was $639.1 million, an increase of $49.9 million or 8.5%, compared with segment operating income of $589.2 million for the first nine months of 2012. The increase in segment operating income resulted primarily from the acquisitions mentioned above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives. Segment operating income, as a percentage of net sales, increased to 24.1% for the first nine months of 2013, compared with 23.6% for the first nine months of 2012. The increase in segment operating margins resulted primarily from the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

SG&A expenses for the first nine months of 2013 were $291.5 million, an increase of $4.8 million or 1.7%, compared with $286.7 million for the first nine months of 2012. As a percentage of net sales, SG&A expenses were 11.0% for the first nine months of 2013, compared with 11.5% for the first nine months of 2012. Selling expenses increased $3.5 million or 1.4% for the first nine months of 2013 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, decreased to 9.7% for the first nine months of 2013, compared with 10.2% for the first nine months of 2012. Base business selling expenses decreased approximately 4% for the first nine months of 2013, primarily due to cost containment initiatives.

Corporate administrative expenses for the first nine months of 2013 were $34.3 million, an increase of $1.2 million or 3.6%, compared with $33.1 million for the first nine months of 2012. As a percentage of net sales, corporate administrative expenses were 1.3% for both the first nine months of 2013 and 2012.

Consolidated operating income was $604.5 million or 22.8% of net sales for the first nine months of 2013, an increase of $48.6 million or 8.7%, compared with $555.9 million or 22.3% of net sales for the first nine months of 2012.

Interest expense was $54.7 million for the first nine months of 2013, a decrease of $1.9 million or 3.4%, compared with $56.6 million for the first nine months of 2012. The decrease was due to lower borrowings under revolving credit facilities.

Other expenses, net were $11.5 million for the first nine months of 2013, an increase of $3.9 million, compared with $7.6 million for the first nine months of 2012. The increase was primarily driven by higher acquisition-related expenses.

Results of Operations (continued)

The effective tax rate for the first nine months of 2013 was 29.2%, compared with 31.0% for the first nine months of 2012. The effective tax rate for 2013 included the impact of the retroactive extension of the U.S. research and development tax credit, as well as reflects the higher proportion of foreign earnings, which are taxed at lower rates. The effective tax rate for 2013 and 2012 includes the impact of the ongoing benefits obtained from international tax planning initiatives including benefits from foreign tax credits.

Net income for the first nine months of 2013 was $381.3 million, an increase of $42.1 million or 12.4%, compared with $339.2 million for the first nine months of 2012. Diluted earnings per share for the first nine months of 2013 were $1.55, an increase of $0.16 or 11.5%, compared with $1.39 per diluted share for the first nine months of 2012.

Segment Results

EIG’s net sales totaled $1,467.7 million for the first nine months of 2013, an increase of $89.7 million or 6.5%, compared with $1,378.0 million for the first nine months of 2012. The net sales increase was driven by the acquisitions of CSI and Micro-Poise. Internal sales growth and foreign currency translation were flat period over period.

EIG’s operating income was $400.3 million for the first nine months of 2013, an increase of $38.0 million or 10.5%, compared with $362.3 million for the first nine months of 2012. EIG’s operating margins were 27.3% of net sales for the first nine months of 2013, compared with 26.3% of net sales for the first nine months of 2012. EIG’s increase in operating margins was primarily due to a third quarter of 2013 $11.6 million gain on the sale of a facility, partially offset by incremental growth investments in the businesses recorded in the third quarter of 2013.

EMG’s net sales totaled $1,184.0 million for the first nine months of 2013, an increase of $69.6 million or 6.2%, compared with $1,114.4 million for the first nine months of 2012. The net sales increase was driven by the acquisition of Dunkermotoren. Internal sales growth and foreign currency translation were flat period over period.

EMG’s operating income was $238.9 million for the first nine months of 2013, an increase of $11.9 million or 5.2%, compared with $227.0 million for the first nine months of 2012. EMG’s increase in operating income was primarily due to higher sales mentioned above. EMG’s operating margins were 20.2% of net sales for the first nine months of 2013, compared with 20.4% of net sales for the first nine months of 2012. EMG’s decrease in operating margins was driven by weaker performance in its differentiated businesses, including the impact of the Dunkermotoren acquisition, which has a lower operating margin than the Group’s base businesses.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $451.1 million for the first nine months of 2013, an increase of $31.9 million or 7.6%, compared with $419.2 million for the first nine months of 2012. The increase in cash provided by operating activities was primarily due to the $42.1 million increase in net income. Free cash flow (cash flow provided by operating activities less capital expenditures) was $414.0 million for the first nine months of 2013, compared with $385.9 million for the first nine months of 2012. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $679.5 million for the first nine months of 2013, compared with $625.7 million for the first nine months of 2012. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $183.5 million for the first nine months of 2013, compared with $530.4 million for the first nine months of 2012. For the first nine months of 2013, the Company paid $164.0 million, net of cash acquired, to acquire CSI in August 2013. For the first nine months of 2012, the Company paid $497.8 million, net of cash acquired, to acquire O’Brien Corporation in January 2012 and Dunkermotoren in May 2012. For the first nine months of 2013, the Company received $12.8 million for the sale of a facility. Additions to property, plant and equipment totaled $37.1 million for the first nine months of 2013, compared with $33.3 million for the first nine months of 2012.

Cash used for financing activities totaled $174.7 million for the first nine months of 2013, compared with $101.4 million of cash provided by financing activities for the first nine months of 2012. The change in financing cash flow was primarily the result of the net total borrowings decrease of $154.8 million for the first nine months of 2013, compared with a net total borrowings increase of $100.8 million for the first nine months of 2012. For the first nine months of 2013, the Company repurchased 206,138 shares of the Company’s common stock for $8.5 million, compared with $3.9 million used for repurchases of 120,430 shares for the first nine months of 2012. At September 30, 2013, $92.4 million was available under the Board authorization for future share repurchases.

At September 30, 2013, total debt outstanding was $1,300.1 million, compared with $1,453.8 million at December 31, 2012, with no significant maturities until 2015. The debt-to-capital ratio was 30.7% at September 30, 2013, compared with 36.4% at December 31, 2012. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 26.3% at September 30, 2013, compared with 33.8% at December 31, 2012. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first nine months of 2013, cash and cash equivalents at September 30, 2013 totaled $254.9 million, compared with $158.0 million at December 31, 2012. At September 30, 2013, the Company had $241.7 million in cash outside the United States, compared with $150.6 million at December 31, 2012. The Company utilizes this cash to operate its international operations, as well as acquire international businesses. In October 2013, the Company acquired a Canadian company, Creaform, Inc., for approximately 125 million Canadian dollars (approximately $120 million). The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2013. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment No. 1 dated as of July 18, 2013 to the Credit Agreement dated as of September 22, 2011 among AMETEK, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, SunTrust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ William J. Burke
William J. Burke
Senior Vice President - Comptroller & Treasurer
(Principal Accounting Officer)

November 4, 2013