Form 10-K
period 2013-12-31
AMETEK INC/
filed 2014-02-26
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10.3 billion as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2014 was 245,067,108.

Documents Incorporated by Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 8, 2014.

AMETEK, Inc.

2013 Form 10-K Annual Report

PART I

Item 1.	Business

General Development of Business

AMETEK, Inc. (“AMETEK” or the “Company”) is incorporated in Delaware. Its predecessor was originally incorporated in Delaware in 1930 under the name American Machine and Metals, Inc. The Company maintains its principal executive offices in suburban Philadelphia at 1100 Cassatt Road, Berwyn, Pennsylvania, 19312. AMETEK is a leading global manufacturer of electronic instruments and electromechanical devices with operations in North America, Europe, Asia and South America. The Company is listed on the New York Stock Exchange (symbol: AME). The common stock of AMETEK is a component of the S&P 500 and the Russell 1000 Indices.

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

Products and Services

The Company markets its products worldwide through two operating groups, the Electronic Instruments Group (“EIG”) and the Electromechanical Group (“EMG”). EIG provides monitoring, testing, calibration and display devices for the process, aerospace, power and industrial markets. EMG produces highly engineered electrical connectors for electronic applications; precision motion control solutions; specialty metals and alloys; and electric motors, blowers and heat exchangers. End markets include aerospace and defense, medical devices, factory automation, mass transit, petrochemical and other industrial markets. The Company continues to grow through strategic acquisitions focused on differentiated niche markets in instrumentation and electromechanical devices.

Competitive Strengths

Management believes that the Company has several significant competitive advantages that assist it in sustaining and enhancing its market positions. Its principal strengths include:

Significant Market Share.    AMETEK maintains a significant share in many of its targeted niche markets because of its ability to produce and deliver high-quality products at competitive prices. In EIG, the Company maintains significant market positions in many niche segments within the process, aerospace, power and industrial instrumentation markets. In EMG, the Company maintains significant market positions in many niche segments, including aerospace and defense, precision motion control, factory automation and robotics, medical devices and mass transit.

Technological and Development Capabilities.    AMETEK believes it has certain technological advantages over its competitors that allow it to develop innovative products and maintain leading market positions. Historically, the Company has grown by extending its technical expertise into the manufacture of customized products for its customers, as well as through strategic acquisitions. EIG competes primarily on the basis of product innovation in several highly specialized instrumentation markets, including process measurement, aerospace, power generation and distribution, heavy-vehicle dashboard and medical instrumentation. EMG’s differentiated businesses focus on developing customized products for specialized applications in aerospace and defense, medical, factory automation and other industrial applications.

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

Business Strategy

AMETEK’s objectives are to increase the Company’s earnings and financial returns through a combination of operational and financial strategies. Those operational strategies include Operational Excellence, New Product Development, Global and Market Expansion, and Strategic Acquisitions. These strategies are designed to achieve double-digit annual percentage growth in earnings per share over the business cycle and a superior return on total capital. To support those operational objectives, financial initiatives have been, or may be, undertaken, including public and private debt or equity issuance, bank debt refinancing, local financing in certain foreign countries and share repurchases. AMETEK’s commitment to earnings growth is reflected in its continued implementation of its new product development, global and market expansion, acquisition strategy and its operational excellence programs designed to achieve the Company’s long-term, best-cost objectives.

AMETEK’s Corporate Growth Plan consists of four key strategies:

Operational Excellence.    Operational Excellence is AMETEK’s cornerstone strategy for improving profit margins and strengthening the Company’s competitive position across its businesses. Through its Operational Excellence strategy, the Company seeks to improve operating efficiency, reduce production costs and improve its market positions. AMETEK believes that Operational Excellence, which focuses on Six Sigma process improvements in factories, design for Six Sigma in new product development efforts, global sourcing, lean manufacturing and emphasizing team building and a participative management culture, has enabled the Company to improve operating efficiencies and product quality, increase customer satisfaction, and has yielded higher cash flow from operations, while lowering operating and administrative costs and shortening manufacturing cycle times. The strategy also has played a key role in achieving synergies from newly acquired companies.

New Product Development.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has consistently maintained its investment in new product development, and, in 2013, added to its highly differentiated product portfolio with a range of new products across each of its businesses. Recent introductions include:

•

Spectro Analytical’s SPECTROSCOUT portable elemental analyzer performs rapid, laboratory-class analysis in the field or at remote locations, making it an ideal tool for environmental and geological field work and highly accurate, onsite precious metal analysis;

•

Programmable Power added two new Sorensen SG DC power supply products. The widely used, bench top units offer high-quality power and higher voltage ranges and are well suited for testing components for electric vehicles, solar energy systems and semiconductor equipment;

•

Rotron Nanos II/3 and Minimax vaneaxial fans weigh less than two ounces but deliver maximum airflow for spot cooling of tightly packaged electronic and optical equipment. The fans’ compact size and minimal weight make them ideal for portable equipment and other space-limited electronic applications;

•

Sensors and Fluid Management Systems’ advanced fuel gauging system and remote fuel display panel were selected by Bell Helicopter for the new 525 Relentless super medium helicopter because of their state-of-the-art design capabilities, accuracy and reliability;

•

Taylor Hobson’s Sutronic® S-100 Series portable surface measurement testers were developed to meet the requirements of precision manufacturers for a durable shop-floor surface roughness tester and a high-accuracy, easy-to-use inspection room instrument;

•

ORTEC Products Group introduced the Detective SPM-16 spectroscopic portal monitor for screening trains, trucks and cargo containers for potentially harmful radioactive materials and PINS 3-CF chemical munitions identification system for identifying hazardous chemicals inside munitions and other containers;

•

Engineered Medical Components patented the design for its new low-noise electrocardiogram (“ECG”) cable, which exceeds current low-noise and electromagnetic interference standards. While the standards pertain specifically to ECG cables, they are commonly used to establish performance requirements for other medical device cables as well;

•

Process Instruments Thermox® WDG-V next-generation combustion analyzer reliably measures oxygen, combustibles and methane in process heaters, burners and boilers, maximizing fuel efficiency and lowering combustion emissions, while improving safety and process control;

•

Vision Research’s Phantom® v2010 ultrahigh speed digital camera delivers more than 22,000 frames per second at full megapixel resolution, bringing a new level of performance to scientists, researchers, engineers and others who need to capture high-speed digital images;

•

Power Instruments broadened its offering of power measurement, alarm management and utility communications products with the DMS-3K alarm management system with remote monitoring and alarm capabilities and a portable version of its Platinum 2.5K multifunctional electrical fault recorder;

•

Solartron Metrology extended the capabilities of its Orbit® precision measurement system with two new non-contact laser gauging probes. These high-accuracy measurement devices are designed for high-precision manufacturing of ultrasensitive devices such as smart phones and tablet computers;

•

Floorcare and Specialty Motors incorporated an innovative fan design and advanced noise-dampening technology in a new 5.4-inch diameter vacuum motor that achieves lighter weight and quieter, more efficient operation for high-demand commercial floorcare appliances;

•

Precitech Nanoform® L1000 multi-axis machining system combines the latest advances in ultra-precision machining with productivity and design improvements for the production of optical lenses, mold inserts, mirrors and ultra precision mechanical components;

•

Precision Motion Control upgraded its MICROjammer® Series of high-performance compact variable speed blowers with the latest electronic controllers that permit greater functional control and increased end-user customization for such end uses as business machines, medical devices, and printing and other equipment; and

•

C-COM 3AD 3-inch analog gauge is the most recent addition to Vehicular Instrumentation Systems’ industry-leading dashboard instrumentation system. The versatile, stand-alone gauge satisfies the requirements for a wide range of vehicles, including trucks, buses, RVs, and construction and agricultural equipment.

Global and Market Expansion.    AMETEK’s largest presence outside the United States is in Europe, where it has operations in the United Kingdom, Germany, Denmark, Italy, the Czech Republic, Serbia, Romania, France, Austria, Switzerland and the Netherlands. These operations provide design, engineering and manufacturing capability, product-line breadth, enhanced European distribution channels, and low-cost production. AMETEK has grown sales in Latin America and Asia by building and expanding manufacturing facilities in Reynosa, Mexico: Sao Paulo, Brazil; and Shanghai, China. It also continues to achieve geographic and market expansion in Asia through an increased sales, service and marketing presence in China, India, Japan, Korea, Malaysia, Middle East, Russia, Singapore and Taiwan as well as joint ventures in China, Japan and Taiwan.

Strategic Acquisitions and Alliances.    The Company continues to pursue strategic acquisitions, both domestically and internationally, to expand and strengthen its product lines, improve its market share positions and increase earnings through sales growth and operational efficiencies at the acquired businesses. Since the beginning of 2009, through December 31, 2013, the Company has completed 24 acquisitions with annualized sales totaling approximately $1.1 billion, including three acquisitions in 2013 (see “Recent Acquisitions”). Through these and prior acquisitions, the Company’s management team has gained considerable experience in successfully acquiring and integrating new businesses. The Company intends to continue to pursue this acquisition strategy.

2013 OVERVIEW

Operating Performance

In 2013, AMETEK achieved sales of $3.6 billion, an increase of 7.8% from 2012 and established records for orders, net sales, operating income, operating income margins, net income, diluted earnings per share and operating cash flow.

Recent Acquisitions

The Company spent $414.3 million in cash, net of cash acquired, for three business acquisitions in 2013.

In August 2013, the Company acquired Controls Southeast (“CSI”), a leader in custom-engineered, thermal management solutions used to maintain temperature control of liquid and gas in a broad range of demanding industrial process applications. CSI is part of EIG.

In October 2013, the Company acquired Creaform, Inc., a leading developer and manufacturer of innovative portable 3D measurement technologies and a provider of 3D engineering services. Creaform is part of EIG.

In December 2013, the Company acquired Powervar, Inc., a leading provider of power management systems and uninterruptible power supply systems. Powervar is part of EIG.

Financial Information About Reportable Segments, Foreign Operations and Export Sales

Information with respect to reportable segments and geographic areas is set forth in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company’s international sales increased 16.2% to $1,984.5 million in 2013. The increase in international sales resulted from recent acquisitions and includes the effect of foreign currency translation. The

Company experienced increases in export sales of products manufactured in the United States, as well as increased sales from overseas operations. International sales represented 55.2% of consolidated net sales in 2013 compared with 51.2% in 2012.

Description of Business

The products and markets of each reportable segment are described below:

EIG

EIG applies its specialized market focus and technology to the manufacture of instruments used for testing, monitoring, calibration and display by the process, aerospace, power and industrial markets. EIG’s growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. EIG designs products that in many instances, are significantly different from or technologically better than competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management practices, moving production to low-cost locales and reducing headcount. EIG is among the leaders in many of the specialized markets it serves, including airframe and aircraft engine sensors; process and analytical instruments; electric power generation, distribution and transmission instruments; and heavy-vehicle instrument panels. It has joint venture operations in China, Japan and Taiwan. In 2013, 58% of EIG’s net sales was to customers outside the United States.

At December 31, 2013, EIG employed approximately 7,500 people, of whom approximately 1,400 were covered by collective bargaining agreements. EIG had 64 operating facilities: 42 in the United States, seven in the United Kingdom, six in Germany, two each in Canada and France, and one each in Austria, China, Denmark, Mexico and Switzerland at December 31, 2013. EIG also shares operating facilities with EMG in Brazil, China and Mexico.

Process and Analytical Instrumentation Markets and Products

Process and analytical instrumentation sales represented 70% of EIG’s 2013 net sales. These include process analyzers; emission monitors; spectrometers, elemental and surface analysis instruments; level, pressure and temperature sensors and transmitters; radiation measurement devices; level measurement devices; precision pumping systems; force-materials and force-testing instruments; and contact and non-contact metrology products. EIG’s focus is on the process industries, including oil, gas and petrochemical refining, power generation, pharmaceutical manufacture, specialty gas production, water and waste treatment, natural gas distribution and semiconductor manufacturing. AMETEK’s analytical instruments also are used for precision measurement in a number of other applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultra precision manufacturing and test and measurement applications.

Creaform, acquired in October 2013, is a leading developer and manufacturer of innovative portable 3D measurement technologies and a provider of 3D engineering services. Creaform broadens AMETEK’s position in the metrology market.

CSI, acquired in August 2013, is a leader in custom-engineered, thermal management solutions used to maintain temperature control of liquid and gas in a broad range of demanding industrial process applications. CSI broadens AMETEK’s position in the process and analytical instrumentation markets.

Crystal Engineering, acquired in December 2012, has high-end pressure measurement technology and manufactures high-end portable digital pressure calibrators and digital test gauges that fit well with AMETEK’s JOFRA® temperature and pressure calibrators. Crystal Engineering strengthens the Company’s technology and product offering in the calibration instruments market.

Sunpower, Inc., acquired in December 2012, designs and develops high reliability cryocoolers and externally heated Stirling cycle engines. Sunpower’s cryogenic cooling technology provides a critical enabling technology for use in the Company’s ORTEC Detective® family of portable radiation identifiers.

Micro-Poise Measurement Systems (“Micro-Poise”), acquired in October 2012, has a large installed equipment base at many of the world’s leading tire manufacturers and is the only industry supplier of all key test and measurement techniques with products that offer best-in-class accuracy, repeatability and cycle times. Micro-Poise broadens the Company’s position in the materials test and measurement equipment market and makes AMETEK a leader in this growing industry segment.

O’Brien Corporation, acquired in January 2012, has products and solutions which are used in critical applications in process industries worldwide. O’Brien’s product lines are both highly differentiated and highly complementary to AMETEK’s process instruments businesses. Combined with the Company’s analytical instrument solutions, AMETEK now can offer its customers a complete solution for most of their process analysis needs.

Power and Industrial Instrumentation Markets and Products

Power and industrial instrumentation sales represented 21% of EIG’s 2013 net sales. AMETEK’s power businesses provide analytical instruments, uninterruptible power supply systems and programmable power supplies used in a wide variety of industrial settings. EIG is a leader in the design and manufacture of power measurement and recording instrumentation used by the electric power and manufacturing industries. Those products include power transducers and meters, event and transient recorders, annunciators and alarm monitoring systems used to measure, monitor and record variables in the transmission and distribution of electric power.

Powervar, acquired in December 2013, is a leader in highly engineered and customized products designed to deliver reliable, high-quality power to critical applications. Powervar adds to AMETEK’s position in power systems and instruments and provides access to attractive new market segments in medical and life sciences.

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

Aerospace Instrumentation Markets and Products

Aerospace instrumentation sales represented 9% of EIG’s 2013 net sales. AMETEK’s aerospace products are designed to customer specifications and are manufactured to stringent operational and reliability requirements. Its aerospace business operates in specialized markets, where its products have a technological and/or cost advantage. Acquisitions have complemented and expanded EIG’s core sensor and transducer product line, used in a wide range of aerospace applications.

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

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 8% of EIG’s 2013 net sales was made to its five largest customers.

EMG

EMG is among the leaders in many of the specialized markets it serves, including highly engineered electrical connectors and electronics packaging used to protect sensitive electronic devices in aerospace, defense, medical and industrial applications, and advanced technical motor and motion control products used in electronic data storage, medical devices, office and business equipment, factory automation and robotics and other applications. EMG also provides high-purity powdered metals, strip and foil, specialty clad metals and metal matrix composites. EMG blowers and heat exchangers provide electronic cooling and environmental control for the aerospace and defense industries. Its motors are widely used in commercial appliances, fitness equipment, food and beverage machines, hydraulic pumps, industrial blowers and vacuum cleaners. Additionally, it operates a global network of aviation maintenance, repair and overhaul (“MRO”) facilities. EMG designs products that, in many instances, are significantly different from or technologically better than competing products. It has reduced costs by implementing operational improvements, achieving acquisition synergies, improving supply chain management, moving production to low-cost locales and reducing headcount. In 2013, 51% of EMG’s net sales was to customers outside the United States.

At December 31, 2013, EMG employed approximately 6,900 people, of whom approximately 1,800 were covered by collective bargaining agreements. EMG had 65 operating facilities: 37 in the United States, ten in the United Kingdom, three each in China and France, two each in the Czech Republic, Germany, Italy and Mexico and one each in Brazil, Malaysia, Serbia and Taiwan at December 31, 2013.

Differentiated Businesses

Differentiated businesses account for an increasing proportion of EMG’s overall sales base. Differentiated businesses sales represented 85% of EMG’s net sales in 2013 and are comprised of the technical motors and systems sales and the engineered materials, interconnects and packaging sales.

Technical Motors and Systems Markets and Products

Technical motors and systems sales represented 54% of EMG’s 2013 net sales. Technical motors and systems consists of brushless motors, blowers and pumps, heat exchangers, as well as other electromechanical systems. These products are used in aerospace and defense, semiconductor equipment, computer equipment, mass transit vehicles, medical equipment, power, and industrial applications.

EMG also produces motor-blower systems and heat exchangers used for thermal management and other applications on a wide variety of military and commercial aircraft and military ground vehicles.

EMG also serves the commercial and military aerospace third-party MRO market. These services are provided on a global basis with facilities in the United States, Europe and Asia.

Aero Components International (“ACI”), acquired in December 2012, repairs and overhauls fuel, hydraulic, pneumatic, power generation and heat exchanger components and is one of the few independent aviation repair shops with fuel system repair capabilities. Avtech Avionics and Instruments (“Avtech”), acquired in December 2012, is in the repair and maintenance of next generation and legacy avionics and instruments. The acquisitions of ACI and Avtech represent a further expansion of AMETEK’s global aerospace MRO capabilities.

Dunkermotoren GmbH, acquired in May 2012, is a global leader in highly engineered advanced motion control solutions for niche applications. Dunkermotoren expands the Company’s leadership position in niche rotary and linear motion applications.

Engineered Materials, Interconnects and Packaging Markets and Products

Engineered materials, interconnects and packaging sales represented 31% of EMG’s 2013 net sales. AMETEK is a leader in highly engineered electrical connectors and electronics packaging used to protect sensitive devices and mission-critical electronics. Its electrical connectors, terminals and headers are specifically designed for harsh environments and highly customized applications. AMETEK also is an innovator and market leader in specialized metal powder, strip, wire and bonded products used in automotive, appliance, medical and surgical, aerospace, telecommunications, marine and general industrial applications.

Floorcare and Specialty Motor Markets and Products

Floorcare and specialty motor sales represented 15% of EMG’s 2013 net sales. Its specialty motors and motor-blowers are used in a wide range of products, such as floorcare products, ranging from hand-held, canister and upright vacuums to central vacuums for residential use to commercial floorcare equipment; household and personal care appliances; fitness equipment; electric materials handling vehicles; and sewing machines. Additionally, its products are used in outdoor power equipment, such as electric chain saws, leaf blowers, string trimmers and power washers.

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 8% of EMG’s 2013 net sales was made to its five largest customers.

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

In the markets served by EIG, the Company believes that it ranks among the leading producers of certain analytical measuring and control instruments. It also is a leader in the U.S. heavy-vehicle instrumentation and power instrument markets and one of the leading instrument and sensor suppliers to the commercial aviation market. Competition remains strong and can intensify for certain EIG products. In the process and analytical instruments market, numerous companies in each specialized market compete on the basis of product quality, performance and innovation. The aerospace and power instruments businesses have a number of diversified competitors, which vary depending on the specific market niche.

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

Backlog and Seasonal Variations of Business

The Company’s backlog of unfilled orders by reportable segment was as follows at December 31:

	2013	2012	2011
	(In millions)
Electronic Instruments	$550.6	$526.5	$437.5
Electromechanical	589.4	585.8	473.9

Total	$1,140.0	$1,112.3	$911.4

The higher backlog at December 31, 2013 was due to the acquired backlog of 2013 acquisitions.

Of the total backlog of unfilled orders at December 31, 2013, approximately 89% is expected to be shipped by December 31, 2014. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

Research, Development and Engineering

The Company is committed to research, development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, development and engineering costs before customer reimbursement were $178.7 million, $154.8 million and $137.6 million in 2013, 2012 and 2011, respectively. Customer reimbursements in 2013, 2012 and 2011 were $9.2 million, $5.0 million and $6.1 million, respectively. These amounts included net Company-funded research and development expenses of $93.9 million, $84.9 million and $78.0 million in 2013, 2012 and 2011, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Information with respect to environmental matters is set forth in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters” and in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Employees

At December 31, 2013, the Company employed approximately 14,500 people in its EIG, EMG and corporate operations, of whom approximately 3,200 employees were covered by collective bargaining agreements. The Company has two collective bargaining agreements that will expire in 2014, which cover less than 100 employees. The Company expects no material adverse effects from the pending labor contract negotiations.

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

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2009, through December 31, 2013, we have completed 24 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategy in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:

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

International sales for 2013 and 2012 represented 55.2% and 51.2% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. Approximately half of our international sales are of products manufactured outside the United States. We have manufacturing operations in 15 countries outside the United States, with significant operations in China, the Czech Republic and Mexico. A prolonged disruption of our ability to obtain a supply of goods from these countries could have a material adverse effect on our operations. International operations are subject to the customary risks of operating in an international environment, including:

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

Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2013, goodwill and other intangible assets, net of accumulated amortization, totaled $3,882.3 million or 66% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our business units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2013, the Company had 129 operating facilities in 24 states and 15 foreign countries. Of these facilities, 55 are owned by the Company and 74 are leased. The properties owned by the Company consist of approximately 606 acres, of which approximately 4.6 million square feet are under roof. Under lease is a total of approximately 2.8 million square feet. The leases expire over a range of years from 2014 to 2082, with renewal options for varying terms contained in many of the leases. Production facilities in China, Japan and Taiwan provide the Company with additional production capacity through the Company’s investment in 50% or less owned joint ventures. The Company’s executive offices in Berwyn, Pennsylvania, occupy approximately 43,000 square feet under a lease that expires in September 2023.

The Company’s machinery and equipment, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by reportable segment were as follows at December 31, 2013:

	Number of Operating Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased
Electronic Instruments	25	39	1,913,000	1,743,000
Electromechanical	30	35	2,645,000	1,054,000

Total	55	74	4,558,000	2,797,000

Item 3.	Legal Proceedings

Please refer to “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the Consolidated Financial Statements in this Annual Report on Form 10-K for information regarding certain litigation matters.

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

The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 31, 2014, there were approximately 2,117 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

Under its share repurchase program, the Company repurchased 206,000 shares of common stock for $8.5 million in 2013 and 141,000 shares of common stock for $4.6 million in 2012 primarily to offset the dilutive effect of shares granted as equity-based compensation.

The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Dividends paid per share	$0.06	$0.06	$0.06	$0.06
Common stock trading range:
High	$43.46	$43.98	$48.01	$52.89
Low	$38.00	$39.46	$42.23	$43.40

2012
Dividends paid per share	$0.04	$0.06	$0.06	$0.06
Common stock trading range:
High	$33.14	$35.21	$36.56	$38.21
Low	$27.93	$31.19	$29.86	$32.67

Issuer Purchases of Equity Securities

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2013 to October 31, 2013	—	$—	—	$92,432,277
November 1, 2013 to November 30, 2013	305	49.07	305	92,417,328
December 1, 2013 to December 31, 2013	—	—	—	92,417,328

Total	305	49.07	305

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,394,462	$27.13	11,812,047
Equity compensation plans not approved by security holders	—	—	—

Total	6,394,462	27.13	11,812,047

Stock Performance Graph

The following graph and accompanying table compare the cumulative total stockholder return for AMETEK, Inc. over the last five years ended December 31, 2013 with total returns for the same period for the Dow Jones U.S. Electronic Equipment Index, Russell 1000 Index and Standard and Poor’s (“S&P”) 500 Index. The performance graph and table assume a $100 investment made on December 31, 2008 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	December 31,
	2008	2009	2010	2011	2012	2013
AMETEK, Inc.	$100.00	$127.48	$197.41	$212.99	$286.91	$404.39
Dow Jones U.S. Electronic Equipment Index*	100.00	143.79	193.37	176.18	216.11	289.26
Russell 1000 Index*	100.00	128.43	149.11	151.34	176.20	234.54
S&P 500 Index*	100.00	126.46	145.51	148.59	172.37	228.19

*	Includes AMETEK, Inc.

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2013, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

2013	2012	2011	2010	2009
(In millions, except per share amounts)
Consolidated Operating Results (Year Ended December 31):
Net sales	$3,594.1	$3,334.2	$2,989.9	$2,471.0	$2,098.4
Operating income	$815.1	$745.9	$635.9	$482.2	$366.1
Interest expense	$(73.6)	$(75.5)	$(69.7)	$(67.5)	$(68.8)
Net income	$517.0	$459.1	$384.5	$283.9	$205.8
Earnings per share:
Basic	$2.12	$1.90	$1.60	$1.19	$0.86
Diluted	$2.10	$1.88	$1.58	$1.18	$0.85
Dividends declared and paid per share	$0.24	$0.22	$0.16	$0.12	$0.11
Weighted average common shares outstanding:
Basic	243.9	241.5	240.4	238.6	240.3
Diluted	246.1	244.0	243.2	241.3	242.7
Performance Measures and Other Data:
Operating income — Return on net sales	22.7%	22.4%	21.3%	19.5%	17.4%
— Return on average total assets	14.7%	15.7%	15.6%	13.6%	11.6%
Net income — Return on average total capital	12.1%	12.6%	12.3%	10.2%	8.2%
— Return on average stockholders’ equity	18.2%	20.0%	20.1%	17.0%	14.4%
EBITDA(1)	$916.3	$842.7	$712.2	$545.9	$428.0
Ratio of EBITDA to interest expense(1)	12.4	x	11.2	x	10.2	x	8.2	x	6.3	x
Depreciation and amortization	$118.7	$105.5	$86.5	$72.9	$65.5
Capital expenditures	$63.3	$57.4	$50.8	$39.2	$33.1
Cash provided by operating activities	$660.7	$612.5	$508.6	$423.0	$364.7
Free cash flow(2)	$597.4	$555.1	$457.8	$383.8	$331.6
Consolidated Financial Position (At December 31):
Current assets	$1,369.1	$1,164.7	$1,059.1	$974.5	$969.4
Current liabilities	$874.5	$880.0	$628.9	$550.9	$424.3
Property, plant and equipment, net	$402.8	$383.5	$325.3	$318.1	$310.1
Total assets	$5,877.9	$5,190.1	$4,319.5	$3,818.9	$3,246.0
Long-term debt	$1,141.8	$1,133.1	$1,123.4	$1,071.4	$955.9
Total debt	$1,415.1	$1,453.8	$1,263.9	$1,168.5	$1,041.7
Stockholders’ equity	$3,136.1	$2,535.2	$2,052.8	$1,775.2	$1,567.0
Stockholders’ equity per share	$12.80	$10.42	$8.53	$7.36	$6.46
Total debt as a percentage of capitalization	31.1%	36.4%	38.1%	39.7%	39.9%
Net debt as a percentage of capitalization(3)	26.3%	33.8%	34.8%	36.2%	33.7%

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions)
Net income	$517.0	$459.1	$384.5	$283.9	$205.8

Add (deduct):
Interest expense	73.6	75.5	69.7	67.5	68.8
Interest income	(0.8)	(0.7)	(0.7)	(0.7)	(1.0)
Income taxes	207.8	203.3	172.2	122.3	88.9
Depreciation	57.2	53.7	48.9	45.4	42.2
Amortization	61.5	51.8	37.6	27.5	23.3

Total adjustments	399.3	383.6	327.7	262.0	222.2

EBITDA	$916.3	$842.7	$712.2	$545.9	$428.0

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions)
Cash provided by operating activities	$660.7	$612.5	$508.6	$423.0	$364.7
Deduct: Capital expenditures	(63.3)	(57.4)	(50.8)	(39.2)	(33.1)

Free cash flow	$597.4	$555.1	$457.8	$383.8	$331.6

(3)

Net debt represents total debt minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 1 above). The following table presents the reconciliation of total debt reported in accordance with U.S. GAAP to net debt:

	December 31,
	2013	2012	2011	2010	2009
	(In millions)
Total debt	$1,415.1	$1,453.8	$1,263.9	$1,168.5	$1,041.7
Less: Cash and cash equivalents	(295.2)	(158.0)	(170.4)	(163.2)	(246.4)

Net debt	1,119.9	1,295.8	1,093.5	1,005.3	795.3
Stockholders’ equity	3,136.1	2,535.2	2,052.8	1,775.2	1,567.0

Capitalization (net debt plus stockholders’ equity)	$4,256.0	$3,831.0	$3,146.3	$2,780.5	$2,362.3

Net debt as a percentage of capitalization	26.3%	33.8%	34.8%	36.2%	33.7%

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

Business Overview

AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2013, the Company established records for orders, sales, operating income, operating income margins, net income, diluted earnings per share and operating cash flow. Contributions from recent acquisitions, combined with successful Operational Excellence initiatives, had a positive impact on 2013 results. The Company also benefited from its strategic initiatives under AMETEK’s four growth strategies: Operational Excellence, New Product Development, Global and Market Expansion, and Strategic Acquisitions and Alliances. Highlights of 2013 were:

•	In 2013, net sales were $3.6 billion, an increase of $259.9 million or 7.8% from 2012, on contributions from the 2012 and 2013 acquisitions.

•	Net income for 2013 was $517.0 million, an increase of $57.9 million or 12.6%, compared with $459.1 million in 2012.

•	During 2013, the Company completed the following acquisitions:

•

In August 2013, the Company acquired Controls Southeast (“CSI”), a leader in custom-engineered, thermal management solutions used to maintain temperature control of liquid and gas in a broad range of demanding industrial process applications;

•	In October 2013 the Company acquired Creaform, Inc., a leading developer and manufacturer of innovative portable 3D measurement technologies and a provider of 3D engineering services; and

•	In December 2013, the Company acquired Powervar, Inc., a leading provider of power management systems and uninterruptible power supply systems.

•	Higher earnings resulted in record cash flow provided by operating activities that totaled $660.7 million for 2013, a $48.2 million or 7.9% increase from 2012.

•

The Company continues to maintain a strong international sales presence. International sales, including U.S. export sales, were $1,984.5 million or 55.2% of net sales in 2013, compared with $1,707.6 million or 51.2% of net sales in 2012.

•

New orders for 2013 were a record at $3,621.9 million, an increase of $86.8 million or 2.5%, compared with $3,535.1 million in 2012. As a result, the Company’s backlog of unfilled orders at December 31, 2013 was $1,140.0 million.

•

The Company continued its emphasis on investment in research, development and engineering, spending $178.7 million in 2013 before customer reimbursement of $9.2 million. Sales from products introduced in the last three years were $768.4 million or 21.4% of net sales.

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net sales(1):
Electronic Instruments	$2,034,594	$1,872,557	$1,647,195
Electromechanical	1,559,542	1,461,656	1,342,719

Consolidated net sales	$3,594,136	$3,334,213	$2,989,914

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$552,110	$497,116	$420,197
Electromechanical	309,402	292,205	262,710

Total segment operating income	861,512	789,321	682,907
Corporate administrative and other expenses	(46,433)	(43,449)	(46,966)

Consolidated operating income	815,079	745,872	635,941
Interest and other expenses, net	(90,284)	(83,397)	(79,299)

Consolidated income before income taxes	$724,795	$662,475	$556,642

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of Operations for the year ended December 31, 2013 compared with the year ended December 31, 2012

In 2013, the Company established records for orders, sales, operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results primarily through contributions from acquisitions completed in 2013 and the acquisitions of Dunkermotoren GmbH in May 2012, Micro-Poise Measurement Systems (“Micro-Poise”) in October 2012, Aero Components International (“ACI”), Avtech Avionics and Instruments (“Avtech”), Sunpower, Inc. and Crystal Engineering in December 2012, as well as our Operational Excellence initiatives. The full year impact of the 2013 acquisitions and our continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on our 2014 results.

Net sales for 2013 were $3,594.1 million, an increase of $259.9 million or 7.8%, compared with net sales of $3,334.2 million in 2012. Net sales for the Electronic Instruments Group (“EIG”) were $2,034.6 million in 2013, an increase of 8.7% from net sales of $1,872.6 million in 2012. Net sales for the Electromechanical Group (“EMG”) were $1,559.5 million in 2013, an increase of 6.7% from net sales of $1,461.7 million in 2012. The increase in net sales was attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for 2013 included internal sales growth of approximately 2%. Foreign currency translation was flat period over period.

Total international sales for 2013 were $1,984.5 million or 55.2% of net sales, an increase of $276.9 million or 16.2%, compared with international sales of $1,707.6 million or 51.2% of net sales in 2012. The $276.9 million increase in international sales resulted from the acquisitions mentioned above, primarily driven by Dunkermotoren and Micro-Poise, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia. Export shipments from the United States, which are included in total international sales, were $1,037.0 million in 2013, an increase of $174.4 million or 20.2%, compared with $862.6 million in 2012. Export shipments improved due to increased exports from the 2013 and 2012 acquisitions noted above, excluding Creaform and Dunkermotoren.

New orders for 2013 were a record at $3,621.9 million, an increase of $86.8 million or 2.5%, compared with $3,535.1 million in 2012. The increase in orders was primarily attributable to 2013 and 2012 acquisitions. As a result, the Company’s backlog of unfilled orders at December 31, 2013 was $1,140.0 million, an increase of $27.7 million or 2.5%, compared with $1,112.3 million at December 31, 2012.

Segment operating income for 2013 was $861.5 million, an increase of $72.2 million or 9.1%, compared with segment operating income of $789.3 million in 2012. The increase in segment operating income resulted primarily from the acquisitions mentioned above, as well as the benefits of the Company’s lower cost structure through Operational Excellence initiatives. Segment operating income, as a percentage of net sales, increased to 24.0% in 2013, compared with 23.7% in 2012. The increase in segment operating margins resulted primarily from the benefits of the Company’s lower cost structure through Operational Excellence initiatives.

Selling, general and administrative (“SG&A”) expenses for 2013 were $398.2 million, an increase of $17.7 million or 4.7%, compared with $380.5 million in 2012. As a percentage of net sales, SG&A expenses were 11.1% for 2013, compared with 11.4% in 2012. Selling expenses increased $14.8 million or 4.4% for 2013 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, decreased to 9.8% for 2013, compared with 10.1% in 2012. Base business selling expenses decreased approximately 2% for 2013 compared to 2012, primarily due to cost containment initiatives.

Corporate administrative expenses for 2013 were $46.0 million, an increase of $2.9 million or 6.7%, compared with $43.1 million in 2012. The increase in corporate administrative expenses was primarily driven by higher consulting and professional fees. As a percentage of net sales, corporate administrative expenses were 1.3% for both 2013 and 2012.

Consolidated operating income was $815.1 million or 22.7% of net sales for 2013, an increase of $69.2 million or 9.3%, compared with $745.9 million or 22.4% of net sales in 2012.

Interest expense was $73.6 million for 2013, a decrease of $1.9 million or 2.5%, compared with $75.5 million in 2012. The decrease was due to lower borrowings under revolving credit facilities.

Other expenses, net were $16.7 million for 2013, an increase of $8.8 million, compared with $7.9 million in 2012. The increase was primarily driven by acquisition-related expenses and professional fees, and the unfavorable impact from foreign currency in 2013.

The effective tax rate for 2013 was 28.7%, compared with 30.7% in 2012. The effective tax rate for 2013 reflects the higher proportion of foreign earnings, which are taxed at lower rates, as well as an improved state effective tax rate that reflects the ongoing benefit of favorable planning initiatives. In addition, the retroactive extension of the U.S. research and development (“R&D”) tax credit for calendar year 2012 was enacted on January 2, 2013, resulting in an incremental R&D tax credit in 2013. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Net income for 2013 was $517.0 million, an increase of $57.9 million or 12.6%, compared with $459.1 million in 2012. Diluted earnings per share for 2013 were $2.10, an increase of $0.22 or 11.7%, compared with $1.88 per diluted share in 2012.

Segment Results

EIG’s net sales totaled $2,034.6 million for 2013, an increase of $162.0 million or 8.7%, compared with $1,872.6 million in 2012. The net sales increase was driven by the acquisitions of Powervar, Creaform, CSI and Micro-Poise. Internal sales growth was approximately 2%, primarily driven by increases in EIG’s process instruments businesses. Foreign currency translation was flat period over period.

EIG’s operating income was $552.1 million for 2013, an increase of $55.0 million or 11.1%, compared with $497.1 million in 2012. EIG’s increase in operating income was primarily due to higher sales mentioned above. EIG’s operating margins were 27.1% of net sales for 2013, compared with 26.5% of net sales in 2012. EIG’s increase in operating margins was primarily due to the Group’s lower cost structure through Operational Excellence initiatives. EIG’s 2013 operating margins included a $11.6 million gain on the sale of a facility recorded in third quarter, which was partially offset by incremental growth investments in the businesses recorded in the third and fourth quarters.

EMG’s net sales totaled $1,559.5 million for 2013, an increase of $97.8 million or 6.7%, compared with $1,461.7 million in 2012. The net sales increase was driven by the acquisition of Dunkermotoren. Internal sales growth was approximately 1%, driven by EMG’s floorcare and specialty motors businesses. Foreign currency translation was flat period over period.

EMG’s operating income was $309.4 million for 2013, an increase of $17.2 million or 5.9%, compared with $292.2 million in 2012. EMG’s increase in operating income was primarily due to higher sales mentioned above. EMG’s operating margins were 19.8% of net sales for 2013, compared with 20.0% of net sales in 2012. EMG’s decrease in operating margins was driven by weaker performance in its differentiated businesses, including the impact of the Dunkermotoren acquisition, which has a lower operating margin than the Group’s base businesses.

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

Net sales for 2012 were $3,334.2 million, an increase of $344.3 million or 11.5%, compared with net sales of $2,989.9 million in 2011. Net sales for EIG were $1,872.6 million in 2012, an increase of 13.7% from net sales of $1,647.2 million in 2011. Net sales for EMG were $1,461.7 million in 2012, an increase of 8.9% from net sales of $1,342.7 million in 2011. The increase in net sales was attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for 2012 included internal sales growth of approximately 1%, which excludes a 1% unfavorable effect of foreign currency translation.

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

SG&A expenses for 2012 were $380.5 million, an increase of $31.2 million or 8.9%, compared with $349.3 million in 2011. As a percentage of net sales, SG&A expenses were 11.4% for 2012, compared with 11.7% in 2011. Selling expenses increased $34.7 million or 11.4% for 2012 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, were 10.1% for both 2012 and 2011. Base business selling expenses were essentially flat year over year, which was in line with internal sales growth.

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

Segment Results

EIG’s net sales totaled $1,872.6 million for 2012, an increase of $225.4 million or 13.7%, compared with $1,647.2 million in 2011. The net sales increase was due to internal sales growth of approximately 3%, excluding an unfavorable 1% effect of foreign currency translation, primarily driven by increases in EIG’s oil and gas, aerospace and power businesses. The acquisitions of Micro-Poise, O’Brien, TMC, EM Test and Reichert Technologies accounted for the remainder of the net sales increase.

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

Liquidity and Capital Resources

Cash provided by operating activities totaled $660.7 million in 2013, an increase of $48.2 million or 7.9%, compared with $612.5 million in 2012. The increase in cash provided by operating activities was primarily due to the $57.9 million increase in net income. Free cash flow (cash flow provided by operating activities less capital expenditures) was $597.4 million in 2013, compared with $555.1 million in 2012. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $916.3 million in 2013, compared with $842.7 million in 2012. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. generally accepted accounting principles (“GAAP”) measures to comparable non-GAAP measures).

Cash used for investing activities totaled $460.3 million in 2013, compared with $803.7 million in 2012. In 2013, the Company paid $414.3 million, net of cash acquired, to acquire CSI in August 2013, Creaform in October 2013 and Powervar in December 2013. In 2012, the Company paid $747.7 million, net of cash acquired, to acquire O’Brien in January 2012, Dunkermotoren in May 2012, Micro-Poise in October 2012, and ACI, Avtech, Sunpower and Crystal Engineering in December 2012. In 2013, the Company received $12.8 million for the sale of a facility. Additions to property, plant and equipment totaled $63.3 million in 2013, compared with $57.4 million in 2012.

Cash used for financing activities totaled $70.3 million in 2013, compared with $174.5 million of cash provided by financing activities in 2012. In 2013, net total borrowings decreased by $44.9 million, compared with a net total borrowings increase of $177.9 million in 2012. In 2013, the Company repurchased approximately 206,000 shares of its common stock for $8.5 million, compared with $4.6 million used for repurchases of approximately 141,000 shares of the Company’s common stock in 2012. At December 31, 2013, $92.4 million was available under the Board authorization for future share repurchases.

The Company has a revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The revolving credit facility was amended in December 2013 and now expires in December 2018. Interest rates on outstanding loans under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy. At December 31, 2013, the Company had available borrowing capacity of $587.0 million under its revolving credit facility, including the $200 million accordion feature.

At December 31, 2013, total debt outstanding was $1,415.1 million, compared with $1,453.8 million at December 31, 2012, with no significant maturities until 2015. The debt-to-capital ratio was 31.1% at December 31, 2013, compared with 36.4% at December 31, 2012. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 26.3% at December 31, 2013, compared with 33.8% at December 31, 2012. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

Additional financing activities for 2013 include cash dividends paid of $58.4 million, compared with $53.1 million in 2012. Proceeds from the exercise of employee stock options were $26.1 million in 2013, compared with $39.4 million in 2012.

As a result of all of the Company’s cash flow activities in 2013, cash and cash equivalents at December 31, 2013 totaled $295.2 million, compared with $158.0 million at December 31, 2012. At December 31, 2013, the Company had $291.4 million in cash outside the United States, compared with $150.6 million at December 31, 2012. The Company utilizes this cash to operate its international operations, as well as acquire international businesses. In October 2013, the Company acquired a Canadian company, Creaform, Inc., for approximately 125 million Canadian dollars (approximately $120 million). The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2013.

	Payments Due
Contractual Obligations(1)	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
	(In millions)
Long-term debt(2)	$1,129.5	$—	$260.1	$575.0	$294.4
Revolving credit loans(3)	268.3	268.3	—	—	—
Capital lease(4)	9.5	1.1	2.3	6.1	—
Other indebtedness	7.8	3.9	1.5	2.4	—

Total debt	1,415.1	273.3	263.9	583.5	294.4
Interest on long-term fixed-rate debt	289.7	67.3	120.4	81.0	21.0
Noncancellable operating leases(5)	155.9	32.9	45.4	24.0	53.6
Purchase obligations(6)	335.0	304.9	30.0	0.1	—
Employee severance and other	7.7	6.9	0.8	—	—

Total	$2,203.4	$685.3	$460.5	$688.6	$369.0

(1)

The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2013 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

(2)	Includes the $450 million private placement completed in 2007 and the $350 million private placement completed in 2008.

(3)

Although not contractually obligated, the Company expects to have the capability to repay the revolving credit loan within one year as permitted in the credit agreement. Accordingly, $268.3 million was classified as short-term debt at December 31, 2013.

(4)	Represents a capital lease for a building and land associated with the Cameca SAS acquisition. The lease has a term of 12 years, which began in July 2006, and is payable quarterly.

(5)	The leases expire over a range of years from 2014 to 2082 with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.

(6)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

Other Commitments

The Company has standby letters of credit and surety bonds of $51.3 million related to performance and payment guarantees at December 31, 2013. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

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

•

Revenue Recognition.    The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The Company’s policy, with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2013, 2012 and 2011, the accrual for future warranty obligations was $28.0 million, $27.8 million and $22.5 million, respectively. The Company’s expense for warranty obligations was $8.6 million, $10.1 million and $13.2 million in 2013, 2012 and 2011, respectively. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances and warranty amounts are higher than past experience, additional accruals may be required.

•

Accounts Receivable.    The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables was $9.5 million and $10.8 million at December 31, 2013 and 2012, respectively.

•

Inventories.    The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 80% of its inventories at December 31, 2013. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 20% of its inventory at December 31, 2013. For inventories where cost is determined by the LIFO method, the FIFO value would have been $23.3 million and $25.4 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2013 and 2012, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

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

The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company’s long-range plan. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The 2013 results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 1% to 555% for each of the Company’s reporting units.

The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its indefinite-lived intangible assets are less than the respective carrying values of those assets. The Company elected to bypass performing the qualitative screen. The Company may elect to perform the qualitative analysis in future periods. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method. The Company believes the relief from royalty method is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such trademarks and trade names and not having to pay a royalty for their use.

The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2013, goodwill and other indefinite-lived intangible assets totaled $2,864.3 million or 48.7% of the Company’s total assets. The Company performed its required annual impairment tests in the fourth quarter of 2013 and determined that the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

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

•

Pensions.    The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2013, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. The discount rate used in determining the 2013 pension cost was 4.1% for U.S. defined benefit pension plans and 4.44% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2013 and determining the 2014 defined benefit pension cost was 5.0% for U.S. plans and 4.38% for foreign plans. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for 2013 of 7.75% for U.S. defined benefit pension plans and 6.91% for foreign plans. In 2014, the Company will use 7.75% for the U.S. plans and 6.93% for the foreign plans. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income and equity investments, and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2013 pension expense for the

U.S. plans was 3.75% and was 2.89% for the foreign plans. The U.S. rate of compensation increase will remain unchanged in 2014. The foreign plans’ rates of compensation increase will increase slightly to 2.92% in 2014. In 2013, the Company recognized consolidated pre-tax pension expense of $0.8 million from its U.S. and foreign defined benefit pension plans, compared with pre-tax pension expense of $2.3 million recognized for these plans in 2012. The Company estimates its 2014 U.S. and foreign defined benefit pension pre-tax income to be approximately $10.6 million.

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

To fund the plans, the Company made cash contributions to its defined benefit pension plans in 2013, which totaled $5.9 million, compared with $4.3 million in 2012. The Company anticipates making approximately $4 million to $7 million in cash contributions to its defined benefit pension plans in 2014.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02, similar to the amendments of ASU No. 2011-08, Testing Goodwill for Impairment, permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB Accounting Standards Codification Topic 350, Intangibles — Goodwill and Other. ASU 2012-02 was effective on January 1, 2013 for the Company and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective on January 1, 2013 for the Company. See the Consolidated Statement of Comprehensive Income for the Company’s disclosure reflecting these requirements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 provides guidance for the treatment of the cumulative translation adjustment when an entity ceases to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for interim and annual reporting periods beginning after December 15, 2013. The Company does not expect the adoption of ASU 2013-05 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect the adoption of ASU 2013-11 to have a significant impact on the Company’s financial statement presentation.

Internal Reinvestment

Capital Expenditures

Capital expenditures were $63.3 million or 1.8% of net sales in 2013, compared with $57.4 million or 1.7% of net sales in 2012. In 2013, 57% of the expenditures were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. The Company’s 2013 capital expenditures increased due to a continuing emphasis on spending to improve productivity and expand manufacturing capabilities. Capital expenditures in 2014 are expected to approximate 1.8% of net sales, with a continued emphasis on spending to improve productivity.

Development and Engineering

The Company is committed to research, development and engineering activities that are designed to identify and develop potential new and improved products or enhance existing products. Research, development and engineering costs before customer reimbursement were $178.7 million, $154.8 million and $137.6 million in 2013, 2012 and 2011, respectively. Customer reimbursements in 2013, 2012 and 2011 were $9.2 million, $5.0 million and $6.1 million, respectively. These amounts included net Company-funded research and development expenses of $93.9 million, $84.9 million and $78.0 million in 2013, 2012 and 2011, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. The Company believes these waste products were handled in compliance with regulations existing at that time. At December 31, 2013, the Company is named a Potentially Responsible Party (“PRP”) at 15 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group or investigating the PRP claim and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2013 and 2012 were $21.9 million and $23.6 million, respectively, for both non-owned and owned sites. In 2013, the Company recorded $1.6 million in reserves. Additionally, the Company spent $3.3 million on environmental matters in 2013. The Company’s reserves for environmental liabilities at December 31, 2013 and 2012 include reserves of $13.3 million and $14.7 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2013, the Company had $11.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

The foreign currencies to which the Company has the most significant exchange rate exposure are the Euro, the British pound, the Japanese Yen, the Chinese renminbi, the Canadian dollar and the Mexican peso. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the use of local borrowings and occasional derivative financial instruments in the foreign country affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company because revenues and costs associated with the revenues are generally transacted in the same foreign currencies.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

The Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

AMETEK, Inc.

February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMETEK, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 26, 2014

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Net sales	$3,594,136	$3,334,213	$2,989,914

Operating expenses:
Cost of sales, excluding depreciation	2,323,642	2,154,132	1,955,779
Selling, general and administrative	398,177	380,532	349,321
Depreciation	57,238	53,677	48,873

Total operating expenses	2,779,057	2,588,341	2,353,973

Operating income	815,079	745,872	635,941
Other expenses:
Interest expense	(73,572)	(75,472)	(69,729)
Other, net	(16,712)	(7,925)	(9,570)

Income before income taxes	724,795	662,475	556,642
Provision for income taxes	207,796	203,343	172,178

Net income	$516,999	$459,132	$384,464

Basic earnings per share	$2.12	$1.90	$1.60

Diluted earnings per share	$2.10	$1.88	$1.58

Weighted average common shares outstanding:
Basic shares	243,915	241,512	240,383

Diluted shares	246,065	243,986	243,161

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$516,999	$459,132	$384,464

Other comprehensive income (loss):
Amounts arising during the period — gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	2,550	17,722	(12,465)
Change in long-term intercompany notes	25,047	6,926	(4,624)
Net investment hedges, net of tax of ($1,587), ($1,416) and $221 in 2013, 2012 and 2011, respectively	2,938	2,629	(410)
Defined benefit pension plans:
Net actuarial gain (loss), net of tax of ($28,884), $15,222 and $28,505 in 2013, 2012 and 2011, respectively	47,498	(30,509)	(50,582)
Amortization of net actuarial loss, net of tax of ($5,038), ($4,598) and ($1,358) in 2013, 2012 and 2011, respectively	8,446	7,563	2,914
Amortization of prior service costs, net of tax of ($66), ($441) and ($30) in 2013, 2012 and 2011, respectively	(174)	1,541	33
Unrealized holding gain (loss) on available-for-sale securities:
Unrealized gain (loss), net of tax of ($114), $33 and ($92) in 2013, 2012 and 2011, respectively	(214)	61	(171)

Other comprehensive income (loss)	86,091	5,933	(65,305)

Total comprehensive income	$603,090	$465,065	$319,159

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$295,203	$157,984
Receivables, less allowance for possible losses	536,701	507,850
Inventories	452,848	428,935
Deferred income taxes	38,815	33,301
Other current assets	45,562	36,673

Total current assets	1,369,129	1,164,743
Property, plant and equipment, net	402,790	383,483
Goodwill	2,408,363	2,208,239
Other intangibles, net of accumulated amortization	1,473,926	1,309,727
Investments and other assets	223,694	123,864

Total assets	$5,877,902	$5,190,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$273,315	$320,654
Accounts payable	347,638	321,183
Income taxes payable	40,007	40,598
Accrued liabilities	213,585	197,534

Total current liabilities	874,545	879,969
Long-term debt	1,141,750	1,133,121
Deferred income taxes	558,555	482,852
Other long-term liabilities	166,931	158,963

Total liabilities	2,741,781	2,654,905

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 800,000,000 shares; issued: 2013 — 257,984,830 shares; 2012 — 256,451,866 shares	2,581	2,565
Capital in excess of par value	448,700	387,871
Retained earnings	2,966,015	2,507,419
Accumulated other comprehensive loss	(65,239)	(151,330)
Treasury stock: 2013 — 12,978,377 shares; 2012 — 13,056,595 shares	(215,936)	(211,374)

Total stockholders’ equity	3,136,121	2,535,151

Total liabilities and stockholders’ equity	$5,877,902	$5,190,056

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Capital Stock
Preferred stock, $0.01 par value	$—	$—	$—

Common stock, $0.01 par value
Balance at the beginning of the year	2,565	2,538	2,521
Shares issued	16	27	17

Balance at the end of the year	2,581	2,565	2,538

Capital in Excess of Par Value
Balance at the beginning of the year	387,871	315,688	262,450
Issuance of common stock under employee stock plans	23,053	37,829	18,035
Share-based compensation costs	21,591	19,384	22,147
Excess tax benefits from exercise of stock options	16,185	14,970	13,056

Balance at the end of the year	448,700	387,871	315,688

Retained Earnings
Balance at the beginning of the year	2,507,419	2,101,615	1,755,742
Net income	516,999	459,132	384,464
Cash dividends paid	(58,405)	(53,083)	(38,366)
Other	2	(245)	(225)

Balance at the end of the year	2,966,015	2,507,419	2,101,615

Accumulated Other Comprehensive (Loss) Income
Foreign currency translation:
Balance at the beginning of the year	(31,624)	(58,901)	(41,402)
Translation adjustments	2,550	17,722	(12,465)
Change in long-term intercompany notes	25,047	6,926	(4,624)
Net investment hedges, net of tax of ($1,587), ($1,416) and $221 in 2013, 2012 and 2011, respectively	2,938	2,629	(410)

Balance at the end of the year	(1,089)	(31,624)	(58,901)

Defined benefit pension plans:
Balance at the beginning of the year	(119,838)	(98,433)	(50,798)
Net actuarial gain (loss), net of tax of ($28,884), $15,222 and $28,505 in 2013, 2012 and 2011, respectively	47,498	(30,509)	(50,582)
Amortization of net actuarial loss, net of tax of ($5,038), ($4,598) and ($1,358) in 2013, 2012 and 2011, respectively	8,446	7,563	2,914
Amortization of prior service costs, net of tax of ($66), ($441) and ($30) in 2013, 2012 and 2011, respectively	(174)	1,541	33

Balance at the end of the year	(64,068)	(119,838)	(98,433)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the year	132	71	242
Increase (decrease) during the year, net of tax	(214)	61	(171)

Balance at the end of the year	(82)	132	71

Accumulated other comprehensive loss at the end of the year	(65,239)	(151,330)	(157,263)

Treasury Stock
Balance at the beginning of the year	(211,374)	(209,773)	(153,551)
Issuance of common stock under employee stock plans	3,905	3,041	3,114
Purchase of treasury stock	(8,467)	(4,642)	(59,336)

Balance at the end of the year	(215,936)	(211,374)	(209,773)

Total Stockholders’ Equity	$3,136,121	$2,535,151	$2,052,805

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used for):
Operating activities:
Net income	$516,999	$459,132	$384,464
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	118,657	105,471	86,532
Deferred income taxes	1,414	3,552	12,154
Share-based compensation expense	21,591	19,384	22,147
Gain on sale of facility	(11,590)	—	—
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	5,247	(4,225)	(12,450)
(Increase) decrease in inventories and other current assets	(1,790)	29,555	(11,923)
Increase (decrease) in payables, accruals and income taxes	7,951	(10,304)	28,053
Increase in other long-term liabilities	9,702	9,535	550
Pension contribution	(5,856)	(4,292)	(5,386)
Other	(1,666)	4,656	4,424

Total operating activities	660,659	612,464	508,565

Investing activities:
Additions to property, plant and equipment	(63,314)	(57,427)	(50,816)
Purchases of businesses, net of cash acquired	(414,315)	(747,675)	(474,441)
Proceeds from sale of facility	12,799	—	—
Other	4,497	1,371	(1,196)

Total investing activities	(460,333)	(803,731)	(526,453)

Financing activities:
Net change in short-term borrowings	(45,186)	179,426	41,550
Additional long-term borrowings	872	—	58,981
Reduction in long-term borrowings	(617)	(1,539)	(1,463)
Repurchases of common stock	(8,467)	(4,642)	(59,336)
Cash dividends paid	(58,405)	(53,083)	(38,366)
Excess tax benefits from share-based payments	16,185	14,970	13,056
Proceeds from employee stock plans and other	25,334	39,407	17,436

Total financing activities	(70,284)	174,539	31,858

Effect of exchange rate changes on cash and cash equivalents	7,177	4,320	(6,786)

Increase (decrease) in cash and cash equivalents	137,219	(12,408)	7,184
Cash and cash equivalents:
Beginning of year	157,984	170,392	163,208

End of year	$295,203	$157,984	$170,392

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

Cash Equivalents, Securities and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2013 and 2012, the Company’s investment in a fixed-income mutual fund (held by its captive insurance subsidiary) is classified as “available-for-sale.” The aggregate market value of the fixed-income mutual fund at December 31, 2013 and 2012 was $8.2 million ($8.6 million cost basis) and $8.3 million ($8.3 million cost basis), respectively. The temporary unrealized gain or loss on the fixed-income mutual fund is recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity), and is not significant. Certain of the Company’s other investments, which are not significant, are also accounted for by the equity method of accounting as discussed above.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. The allowance for possible losses on receivables was $9.5 million and $10.8 million at December 31, 2013 and 2012, respectively. See Note 7.

Inventories

The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for 80% of its inventories at December 31, 2013. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 20% of the Company’s inventory at December 31, 2013. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was $23.3 million and $25.4 million at December 31, 2013 and 2012, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.

Business Combinations

The Company allocates the purchase price of an acquired company, including when applicable, the fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired business are included in the Company’s operating results from the date of acquisition. See Note 5.

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

The Company completed its required annual impairment tests in the fourth quarter of 2013, 2012 and 2011 and determined that the carrying values of goodwill and other intangible assets with indefinite lives were not impaired.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company makes infrequent use of derivative financial instruments. Forward contracts are entered into from time to time to hedge specific firm commitments for certain inventory purchases, export sales, debt or foreign currency transactions, thereby minimizing the Company’s exposure to raw material commodity price or foreign currency fluctuation. See Note 3.

In instances where transactions are designated as hedges of an underlying item, the gains and losses on those transactions are included in accumulated other comprehensive income within stockholders’ equity to the extent they are effective as hedges. The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2013 and 2012, these net investment hedges included British-pound- and Euro-denominated long-term debt, pertaining to certain of its investments in 100% owned subsidiaries whose functional currency is either the British pound or the Euro. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness. An evaluation of hedge effectiveness is performed by the Company on an ongoing basis and any changes in the hedge are made as appropriate. See Note 4.

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The Company’s policy, with respect to sales returns and allowances, generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for these sales incentives as a reduction of revenues when the sale is recognized in the consolidated statement of income. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2013, 2012 and 2011, the accrual for future warranty obligations was $28.0 million, $27.8 million and $22.5 million, respectively. The Company’s expense for warranty obligations was $8.6 million in 2013, $10.1 million in 2012 and $13.2 million in 2011. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Research and Development

Company-funded research and development costs are charged to expense as incurred and were $93.9 million in 2013, $84.9 million in 2012 and $78.0 million in 2011.

Shipping and Handling Costs

Shipping and handling costs are included in Cost of sales and were $41.9 million in 2013, $39.0 million in 2012 and $35.9 million in 2011.

Share-Based Compensation

The Company accounts for share-based payments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation–Stock Compensation. Accordingly, the Company expenses the fair value of awards made under its share-based plans. That cost is recognized in the consolidated financial statements over the requisite service period of the grants. See Note 10.

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

	2013	2012	2011
	(In thousands)
Weighted average shares:
Basic shares	243,915	241,512	240,383
Equity-based compensation plans	2,150	2,474	2,778

Diluted shares	246,065	243,986	243,161

2.	Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amendments in ASU 2012-02, similar to the amendments of ASU No. 2011-08, Testing Goodwill for Impairment, permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other. ASU 2012-02 was effective on January 1, 2013 for the Company and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective on January 1, 2013 for the Company. See the Consolidated Statement of Comprehensive Income for the Company’s disclosure reflecting these requirements.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 provides guidance for the treatment of the cumulative translation adjustment when an entity ceases to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for interim and annual reporting periods beginning after December 15, 2013. The Company does not expect the adoption of ASU 2013-05 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance for the financial statement presentation of an unrecognized tax benefit when a

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect the adoption of ASU 2013-11 to have a significant impact on the Company’s financial statement presentation.

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

The following table provides the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012, consistent with the fair value hierarchy:

	Asset (Liability)
	December 31, 2013	December 31, 2012
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$8,234	$8,316

The fair value of fixed-income investments was based on quoted market prices, which are valued as level 1 investments. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the year ended December 31, 2013, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the year ended December 31, 2013.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at December 31, 2013 and 2012 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instruments, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at December 31, 2013 and 2012:

	Asset (Liability)
	December 31, 2013		December 31, 2012
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(268,764)	$(268,764)	$(313,473)	$(313,473)
Long-term debt (including current portion)	(1,146,301)	(1,290,466)	(1,140,302)	(1,341,886)

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of short-term borrowings approximates the carrying value. Short-term borrowings are valued as level 2 investments as they are corroborated by observable market data. The Company’s long-term debt is all privately held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments and are considered level 3 investments. See Note 9 for long-term debt principals, interest rates and maturities.

Forward Contracts

At December 31, 2013, the Company had two Euro forward contracts for a total of 21.7 million Euro ($28 thousand fair value unrealized loss at December 31, 2013) and one 61.0 million Swiss franc forward contract ($511 thousand fair value unrealized loss at December 31, 2013) outstanding. For the year ended December 31, 2013, realized losses on foreign currency forward contracts were $0.1 million. At December 31, 2012, the Company had a 9.9 million Euro forward contract ($46 thousand fair value unrealized loss at December 31, 2012) outstanding. For the year ended December 31, 2012, realized losses on foreign currency forward contracts were $2.1 million. The Company has not designated its foreign currency forward contracts as hedges.

4.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2013 and 2012, these net investment hedges included British-pound- and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At December 31, 2013 and 2012, the Company had $198.9 million and $195.0 million, respectively, of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At December 31, 2013 and 2012, the Company had a $68.9 million and $66.0 million, respectively, Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $6.8 million and $8.3 million of currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2013 and 2012, respectively.

5.	Acquisitions

In 2013, the Company spent $414.3 million in cash, net of cash acquired, to acquire Controls Southeast, Inc. (“CSI”) in August, Creaform, Inc. in October, and Powervar, Inc. in December. CSI is a leader in custom-engineered, thermal management solutions used to maintain temperature control of liquid and gas in a broad range of demanding industrial process applications. Creaform is a leading developer and manufacturer of innovative portable 3D measurement technologies and a provider of 3D engineering services. Powervar is a leading provider of power management systems and uninterruptible power supply systems. CSI, Creaform and Powervar are part of AMETEK’s Electronic Instruments Group (“EIG”).

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisitions based on the estimated fair value at acquisition (in millions):

Property, plant and equipment	$12.3
Goodwill	213.5
Other intangible assets	211.3
Deferred income taxes	(58.8)
Net working capital and other*	36.0

Total purchase price	$414.3

*	Includes $31.2 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: CSI’s products are highly differentiated and complementary to AMETEK’s process and analytical instrumentation markets. CSI’s products and systems create additional opportunities to broaden the range of solutions AMETEK offers to industries such as oil and gas processing and sulfur recovery. Creaform significantly expands the range of non-contact metrology products offered by AMETEK’s process and analytical instrumentation businesses. Creaform’s innovative, optically-based product line and excellent customer base will expand AMETEK’s metrology sales into attractive segments closely adjacent to those of AMETEK’s existing process and analytical instrumentation businesses. Powervar’s products are highly complementary to AMETEK’s existing power quality and uninterruptible power supply systems. Powervar provides applications expertise and considerable new product development capability. The Company expects approximately $18.5 million of the goodwill recorded in connection with the 2013 acquisitions will be tax deductible in future years.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets for the Creaform and Powervar acquisitions, as well as deferred taxes associated with its 2013 acquisitions.

At December 31, 2013, purchase price allocated to other intangible assets of $211.3 million consists of $44.0 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $167.3 million of other intangible assets consist of $133.4 million of customer relationships, which are being amortized over a period of 20 years, and $33.9 million of purchased technology, which is being amortized over a period of 15 years. Amortization expense for each of the next five years for the 2013 acquisitions listed above is expected to approximate $8.9 million per year.

The 2013 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the year ended December 31, 2013. Had the 2013 acquisitions been made at the beginning of 2013 or 2012, unaudited pro forma net sales, net income and diluted earnings per share for the years ended December 31, 2013 and 2012, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2013 or 2012.

In 2012, the Company spent $747.7 million in cash, net of cash acquired, to acquire O’Brien Corporation in January, the parent company of Dunkermotoren GmbH in May, Micro-Poise Measurement Systems (“Micro-Poise”) in October and Aero Components International (“ACI”), Avtech Avionics and Instruments (“Avtech”), Sunpower, Inc. and Crystal Engineering in December. O’Brien is a leading manufacturer of fluid and gas handling solutions, sample conditioning equipment and process analyzers. Dunkermotoren is a leader in

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advanced motion control solutions for a wide range of industrial automation applications. Micro-Poise is a leading provider of integrated test and measurement solutions for the tire industry. ACI repairs and overhauls fuel, hydraulic, pneumatic, power generation and heat exchanger components. Avtech’s expertise is in the repair and maintenance of next generation and legacy avionics and instruments. Sunpower designs and develops high reliability cryocoolers and externally heated Stirling cycle engines. Crystal Engineering manufactures high-end, portable pressure calibrators and digital test gauges for the oil and gas, power generation and other industrial markets. O’Brien, Micro-Poise, Sunpower and Crystal Engineering are part of EIG and Dunkermotoren, ACI and Avtech are part of AMETEK’s Electromechanical Group (“EMG”).

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

Acquisitions Subsequent to December 31, 2013

In January 2014, the Company acquired Teseq Group, a leading manufacturer of test and measurement instrumentation for electromagnetic compatibility (“EMC”) testing. Teseq was acquired for approximately 83 million Swiss francs (approximately $92 million) and has estimated annual sales of approximately 48 million Swiss francs (approximately $53 million). Teseq manufactures a broad line of conducted and radiated EMC compliance testing systems and radio-frequency amplifiers for a wide range of industries, including aerospace, automotive, consumer electronics, medical equipment, telecommunications and transportation. Teseq is a global leader in conducted and radiated EMC test equipment with a comprehensive product offering and extensive geographic coverage and will join EIG.

In February 2014, the Company acquired VTI Instruments (“VTI”), a leading manufacturer of high precision test and measurement instrumentation. VTI was acquired for approximately $74 million and has estimated annual sales of approximately $38 million. VTI provides highly engineered and customized products designed to deliver customers a complete, integrated solution for their critical test and measurement requirements. VTI is a market leader in high end data acquisition and precision instrumentation and will join EIG.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2011	$997.7	$808.5	$1,806.2
Goodwill acquired	211.1	173.6	384.7
Purchase price allocation adjustments and other	(2.2)	1.3	(0.9)
Foreign currency translation adjustments	8.4	9.8	18.2

Balance at December 31, 2012	1,215.0	993.2	2,208.2
Goodwill acquired	213.5	—	213.5
Purchase price allocation adjustments and other	(25.5)	(6.0)	(31.5)
Foreign currency translation adjustments	7.8	10.4	18.2

Balance at December 31, 2013	$1,410.8	$997.6	$2,408.4

The 2013 purchase price allocation adjustments and other, noted above, primarily consists of the finalization of deferred taxes associated with acquisitions made in 2012.

Other intangible assets were as follows at December 31:

	2013	2012
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$55,300	$54,289
Purchased technology	198,463	163,192
Customer lists	1,037,689	897,072
Other acquired intangibles	28,304	25,948

	1,319,756	1,140,501

Accumulated amortization:
Patents	(34,692)	(32,990)
Purchased technology	(51,369)	(41,323)
Customer lists	(191,170)	(139,840)
Other acquired intangibles	(24,487)	(23,730)

	(301,718)	(237,883)

Net intangible assets subject to amortization	1,018,038	902,618
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	455,888	407,109

	$1,473,926	$1,309,727

Amortization expense was $61.5 million, $51.8 million and $37.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for each of the next five years is expected to approximate $68.8 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Consolidated Balance Sheet Information

	December 31,
	2013	2012
	(In thousands)
INVENTORIES
Finished goods and parts	$76,086	$62,723
Work in process	85,518	83,522
Raw materials and purchased parts	291,244	282,690

	$452,848	$428,935

PROPERTY, PLANT AND EQUIPMENT
Land	$35,395	$34,144
Buildings	254,248	234,524
Machinery and equipment	754,654	711,215

	1,044,297	979,883
Less: Accumulated depreciation	(641,507)	(596,400)

	$402,790	$383,483

ACCRUED LIABILITIES
Employee compensation and benefits	$87,656	$82,303
Severance and lease termination	7,653	11,671
Product warranty obligation	28,036	27,792
Other	90,240	75,768

	$213,585	$197,534

	2013	2012	2011
	(In thousands)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at the beginning of the year	$10,754	$7,840	$6,047
Additions charged to expense	1,939	3,569	2,458
Recoveries credited to allowance	—	33	11
Write-offs	(3,503)	(813)	(585)
Currency translation adjustments and other	357	125	(91)

Balance at the end of the year	$9,547	$10,754	$7,840

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Income before income taxes:
Domestic	$443,278	$438,742	$366,654
Foreign	281,517	223,733	189,988

Total	$724,795	$662,475	$556,642

Provision for income taxes:
Current:
Federal	$133,574	$135,598	$103,598
Foreign	64,077	50,511	39,516
State	13,083	18,415	16,910

Total current	210,734	204,524	160,024

Deferred:
Federal	7,899	6,038	14,051
Foreign	(3,592)	(6,598)	(2,508)
State	(7,245)	(621)	611

Total deferred	(2,938)	(1,181)	12,154

Total provision	$207,796	$203,343	$172,178

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2013	2012
	(In thousands)
Current deferred tax (asset) liability:
Reserves not currently deductible	$(22,727)	$(24,559)
Share-based compensation	(4,264)	(4,091)
Net operating loss carryforwards	(3,859)	(2,763)
Other	(5,233)	(1,888)

	(36,083)	(33,301)
Portion included in other current liabilities	(2,732)	—

Gross current deferred tax asset	(38,815)	(33,301)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	31,861	38,187
Reserves not currently deductible	(24,417)	(23,010)
Pensions	33,538	(869)
Differences in basis of intangible assets and accelerated amortization	528,139	482,632
Net operating loss carryforwards	(2,795)	(5,463)
Share-based compensation	(9,297)	(7,725)
Foreign tax credit carryforwards	—	(190)
Other	(3,578)	(1,737)

	553,451	481,825
Less: Valuation allowance	1,911	1,027

	555,362	482,852
Portion included in noncurrent assets	3,193	—

Gross noncurrent deferred tax liability	558,555	482,852

Net deferred tax liability	$519,740	$449,551

The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2013	2012	2011
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.0	1.8	2.0
Foreign operations, net	(5.8)	(5.1)	(4.9)
U.S. Manufacturing deduction and credits	(1.8)	(2.0)	(1.8)
Other	0.3	1.0	0.6

Consolidated effective tax rate	28.7%	30.7%	30.9%

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 2, 2013, the President of the United States of America signed legislation that retroactively extended the research and development (“R&D”) tax credit for two years, from January 1, 2012 through December 31, 2013.

At December 31, 2013 and 2012, there has been no provision for U.S. deferred income taxes for the undistributed earnings of certain non-U.S. subsidiaries, which total approximately $854.8 million and $665.5 million at December 31, 2013 and 2012, respectively, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.

At December 31, 2013, the Company had tax benefits of $6.6 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $0.4 million for federal income tax purposes with no valuation allowance, $3.5 million for state income tax purposes with a valuation allowance of $0.1 million and $2.7 million for foreign income tax purposes with a valuation allowance of $1.1 million. These net operating loss carryforwards, if not used, will expire between 2014 and 2033. As of December 31, 2013, the Company had no U.S. foreign tax credit carryforwards.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for foreign and certain state net operating loss carryforwards. In 2013, the Company recorded an increase of $0.9 million in the valuation allowance primarily related to foreign net operating losses that are not expected to be utilized.

At December 31, 2013, the Company had gross unrecognized tax benefits of $55.2 million, of which $50.9 million, if recognized, would impact the effective tax rate. At December 31, 2012, the Company had gross unrecognized tax benefits of $36.2 million, of which $33.6 million, if recognized, would impact the effective tax rate.

At December 31, 2013 and 2012, the Company reported $8.6 million and $8.2 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2013, 2012 and 2011, the Company recognized a net expense of $0.4 million, $1.0 million and $1.1 million, respectively, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.

The most significant tax jurisdiction for the Company is the United States. The Company files income tax returns in various state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. At December 31, 2013, the Internal Revenue Service (“IRS”) has been and is continuing to examine the Company’s U.S. income tax returns for the years 2010 and 2011. The IRS previously completed the examination of the Company’s U.S. income tax returns for the years 2008 and 2009. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2013, the Company added $29.7 million of tax, interest and penalties for identified uncertain tax positions and reversed $10.3 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2012, the Company added $11.5 million of tax, interest and penalties related to identified uncertain tax positions and reversed $2.9 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2013	2012	2011
	(In millions)
Balance at the beginning of the year	$36.2	$28.5	$22.8
Additions for tax positions related to the current year	11.7	4.3	1.4
Additions for tax positions of prior years	15.1	6.0	6.5
Reductions for tax positions of prior years	(1.8)	(0.8)	(2.0)
Reductions related to settlements with taxing authorities	(2.5)	—	—
Reductions due to statute expirations	(3.5)	(1.8)	(0.2)

Balance at the end of the year	$55.2	$36.2	$28.5

In 2013, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain foreign activities, while the reductions above primarily relate to statue expirations and tax paid. At December 31, 2013, tax, interest and penalties of $46.4 million were classified as a noncurrent liability and $17.4 million were classified as a current liability, of which approximately $12.2 million was previously classified as a noncurrent liability. The net increase in uncertain tax positions for the year ended December 31, 2013 resulted in an increase to income tax expense of $12.1 million. At December 31, 2013, the Company classified $17.4 million of tax, interest and penalties on uncertain tax positions as a current liability as it is reasonably possible that certain tax audits and tax rulings will be effectively settled within the next 12 months.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

Long-term debt consisted of the following at December 31:

	2013	2012
	(In thousands)
U.S. dollar 6.59% senior notes due September 2015	$90,000	$90,000
U.S. dollar 6.69% senior notes due December 2015	35,000	35,000
U.S. dollar 6.20% senior notes due December 2017	270,000	270,000
U.S. dollar 6.35% senior notes due July 2018	80,000	80,000
U.S. dollar 7.08% senior notes due September 2018	160,000	160,000
U.S. dollar 7.18% senior notes due December 2018	65,000	65,000
U.S. dollar 6.30% senior notes due December 2019	100,000	100,000
British pound 5.99% senior note due November 2016	66,303	64,988
British pound 4.68% senior note due September 2020	132,592	129,976
Euro 3.94% senior note due August 2015	68,880	65,972
Swiss franc 2.44% senior note due December 2021	61,754	60,096
Revolving credit loan	268,329	312,903
Other, principally foreign	17,207	19,840

Total debt	1,415,065	1,453,775
Less: Current portion	(273,315)	(320,654)

Total long-term debt	$1,141,750	$1,133,121

Maturities of long-term debt outstanding at December 31, 2013 were as follows: $195.7 million in 2015; $68.2 million in 2016; $272.0 million in 2017; $311.5 million in 2018; $100.0 million in 2019; and $194.4 million in 2020 and thereafter.

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

In September 2005, the Company issued a 50 million Euro ($68.9 million at December 31, 2013) 3.94% senior note due August 2015. In November 2004, the Company issued a 40 million British pound ($66.3 million at December 31, 2013) 5.99% senior note due November 2016. In September 2010, the Company issued an 80 million British pound ($132.6 million at December 31, 2013) 4.68% senior note due September 2020. In December 2011, the Company issued a 55 million Swiss franc ($61.8 million at December 31, 2013) 2.44% senior note due December 2021.

The Company has a revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit commitments at any time during the life of the revolving credit agreement under certain conditions. The revolving credit facility was amended in December 2013 and now expires in December 2018. The revolving credit facility places certain restrictions on allowable additional indebtedness. At December 31, 2013, the Company had available borrowing capacity of $587.0 million under its revolving credit facility, including the $200 million accordion feature.

Interest rates on outstanding loans under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At December 31, 2013 and 2012 the Company had $216.6 million (including a $51.7 million eligible foreign subsidiary borrowing) and $312.9 million (including a $21.9 million eligible foreign subsidiary borrowing), respectively, of borrowings outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2013 and 2012 was 1.70% and 1.50%, respectively. The Company had outstanding letters of credit totaling $47.7 million and $37.0 million at December 31, 2013 and 2012, respectively.

The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2013.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $55.2 million at December 31, 2013. Foreign subsidiaries had debt outstanding at December 31, 2013 totaling $17.2 million, including $12.2 million reported in long-term debt.

The weighted average interest rate on total debt outstanding at December 31, 2013 and 2012 was 5.5% and 5.4%, respectively.

10.	Share-Based Compensation

Under the terms of the Company’s stockholder-approved share-based plans, incentive and non-qualified stock options and restricted stock have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Employee and non-employee director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant, and restricted stock generally has a four-year cliff vesting. Stock options generally have a maximum contractual term of seven years. At December 31, 2013, 18.2 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 6.4 million shares for stock options outstanding.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2013	2012	2011
Expected volatility	28.1%	28.4%	26.4%
Expected term (years)	5.0	5.1	5.0
Risk-free interest rate	0.75%	0.84%	1.96%
Expected dividend yield	0.57%	0.47%	0.54%
Black-Scholes-Merton fair value per stock option granted	$10.17	$8.54	$7.56

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

Total share-based compensation expense was as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Stock option expense	$10,776	$9,437	$8,027
Restricted stock expense	10,815	9,947	14,120

Total pre-tax expense	21,591	19,384	22,147
Related tax benefit	(6,964)	(6,518)	(7,083)

Reduction of net income	$14,627	$12,866	$15,064

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	6,840	$22.39
Granted	1,270	41.75
Exercised	(1,533)	17.48
Forfeited	(182)	32.50
Expired	(1)	29.68

Outstanding at the end of the year	6,394	$27.13	4.0	$163.3

Exercisable at the end of the year	3,514	$20.77	2.9	$112.1

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of stock options exercised during 2013, 2012 and 2011 was $41.6 million, $45.5 million and $28.2 million, respectively. The total fair value of stock options vested during 2013, 2012 and 2011 was $8.2 million, $8.9 million and $7.5 million, respectively.

The following is a summary of the Company’s nonvested stock option activity and related information for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested stock options outstanding at the beginning of the year	3,275	$6.62
Granted	1,270	10.17
Vested	(1,483)	5.52
Forfeited	(182)	7.52

Nonvested stock options outstanding at the end of the year	2,880	$8.65

As of December 31, 2013, there was approximately $15.0 million of expected future pre-tax compensation expense related to the 2.9 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.

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

Restricted stock grants are subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. On January 25, 2013, 488,235 shares of restricted stock, which were granted on April 29, 2010, and 26,298 shares of restricted stock, which were granted on July 29, 2010, vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $2.7 million ($1.9 million net after-tax charge) for the year ended December 31, 2013.

The following is a summary of the Company’s nonvested restricted stock activity and related information for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at the beginning of the year	1,252	$26.71
Granted	401	42.42
Vested	(577)	20.88
Forfeited	(89)	31.41

Nonvested restricted stock outstanding at the end of the year	987	$36.12

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total fair value of the restricted stock that vested was $12.1 million, $11.1 million and $18.6 million in 2013, 2012 and 2011, respectively. The weighted average fair value of restricted stock granted per share during 2013 and 2012 was $42.42 and $33.80, respectively. As of December 31, 2013, there was approximately $23.5 million of expected future pre-tax compensation expense related to the 1.0 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Under a Supplemental Executive Retirement Plan (“SERP”) in 2013, the Company reserved 23,215 shares of common stock. Reductions for retirements and terminations were 50,417 shares in 2013. The total number of shares of common stock reserved under the SERP was 582,648 as of December 31, 2013. Charges to expense under the SERP are not significant in amount and are considered pension expense with the offsetting credit reflected in capital in excess of par value.

11.	Retirement Plans and Other Postretirement Benefits

Retirement and Pension Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $4 million to $7 million to its worldwide defined benefit pension plans in 2014.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:

U.S. Defined Benefit Pension Plans:

	2013	2012
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$473,891	$418,932
Service cost	3,918	3,383
Interest cost	18,889	20,718
Actuarial (gains) losses	(41,305)	56,410
Gross benefits paid	(26,718)	(25,687)
Plan amendments	—	135

Net projected benefit obligation at the end of the year	$428,675	$473,891

Change in plan assets:
Fair value of plan assets at the beginning of the year	$476,465	$441,715
Actual return on plan assets	68,049	60,065
Employer contributions	592	372
Gross benefits paid	(26,718)	(25,687)

Fair value of plan assets at the end of the year	$518,388	$476,465

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Defined Benefit Pension Plans:

	2013	2012
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$170,180	$128,410
Service cost	2,405	1,818
Interest cost	7,112	6,902
Acquisitions	—	13,947
Foreign currency translation adjustment	4,823	6,495
Employee contributions	344	384
Actuarial losses	6,304	19,353
Gross benefits paid	(6,002)	(5,049)
Plan amendments	12	(2,080)

Net projected benefit obligation at the end of the year	$185,178	$170,180

Change in plan assets:
Fair value of plan assets at the beginning of the year	$143,398	$125,105
Actual return on plan assets	18,341	13,148
Employer contributions	5,264	3,920
Employee contributions	344	384
Foreign currency translation adjustment	4,075	5,890
Gross benefits paid	(6,002)	(5,049)

Fair value of plan assets at the end of the year	$165,420	$143,398

The accumulated benefit obligation consisted of the following at December 31:

U.S. Defined Benefit Pension Plans:

	2013	2012
	(In thousands)
Funded plans	$412,797	$455,112
Unfunded plans	5,274	6,087

Total	$418,071	$461,199

Foreign Defined Benefit Pension Plans:

	2013	2012
	(In thousands)
Funded plans	$142,623	$132,274
Unfunded plans	28,759	26,041

Total	$171,382	$158,315

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine benefit obligations at December 31:

	2013	2012
U.S. Defined Benefit Pension Plans:
Discount rate	5.00%	4.10%
Rate of compensation increase (where applicable)	3.75%	3.75%
Foreign Defined Benefit Pension Plans:
Discount rate	4.38%	4.44%
Rate of compensation increase (where applicable)	2.92%	2.89%

The following is a summary of the fair value of plan assets for U.S. plans at December 31, 2013 and 2012.

	December 31, 2013			December 31, 2012
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash and temporary investments	$3,589	$—	$3,589	$3,587	$—	$3,587
Equity securities:
AMETEK common stock	29,016	29,016	—	26,645	26,645	—
U.S. Small cap common stocks	33,229	33,229	—	29,124	29,124	—
U.S. Large cap common stocks	99,211	65,737	33,474	81,215	53,856	27,359
Diversified common stocks — Global	94,901	—	94,901	82,810	—	82,810
Fixed-income securities and other:
U.S. Corporate	22,732	8,230	14,502	24,040	8,751	15,289
U.S. Government	2,984	2,058	926	2,521	1,545	976
Global asset allocation(1)	186,350	112,965	73,385	152,026	88,749	63,277
Inflation related funds	34,213	—	34,213	53,954	12,084	41,870
Alternative investments:
Inflation related pooled investment fund(2)	12,163	—	—	20,543	—	—

Total investments	$518,388	$251,235	$254,990	$476,465	$220,754	$235,168

(1)	This asset class was invested in diversified companies in all geographical regions.

(2)	Includes $1.1 million retained by investment fund related to redemption in 2013, which is expected to be paid in 2014.

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

Alternative investments categorized as level 3 are valued based on unobservable inputs and cannot be corroborated using verifiable observable market data. Investments in level 3 funds are redeemable, however, cash reimbursement may be delayed or a portion held back until asset finalization.

The following is a summary of the changes in the fair value of the U.S. plans’ level 3 investments (fair value using significant unobservable inputs):

Alternative Investments
(In thousands)
Balance, December 31, 2011	$18,732
Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	1,811
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2012	20,543

Actual return on assets:
Unrealized (losses) relating to instruments still held at the end of the year	(206)
Realized gains relating to assets sold during the year	840
Purchases, sales, issuances and settlements, net	(9,014)

Balance, December 31, 2013	$12,163

The expected long-term rate of return on these plan assets was 7.75% in 2013 and 2012, respectively. Equity securities included 550,837 shares of AMETEK, Inc. common stock with a market value of $29.0 million (5.6% of total plan investment assets) at December 31, 2013 and 706,950 shares of AMETEK, Inc. common stock with a market value of $26.6 million (5.6% of total plan investment assets) at December 31, 2012.

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

The equity portfolio is diversified by market capitalization and style. The equity portfolio also includes international components.

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

Other than for investments in alternative assets, certain investments are prohibited. Prohibited investments include venture capital, private placements, unregistered or restricted stock, margin trading, commodities, short selling and rights and warrants. Foreign currency futures, options and forward contracts may be used to manage foreign currency exposure.

The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
Asset Class	Total	Level 2	Total	Level 2
	(In thousands)
Cash	$5,028	$5,028	$5,733	$5,733
U.S. Mutual equity funds	14,408	14,408	11,738	11,738
Foreign mutual equity funds	103,132	103,132	83,437	83,437
Real estate	3,502	3,502	2,841	2,841
Mutual bond funds — Global	25,379	25,379	24,537	24,537
Life insurance	13,971	—	15,112	—

Total investments	$165,420	$151,449	$143,398	$128,286

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

The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2011	$15,855
Actual return on assets:
Unrealized (losses) relating to instruments still held at the end of the year	(743)
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2012	15,112

Actual return on assets:
Unrealized (losses) relating to instruments still held at the end of the year	(1,141)
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2013	$13,971

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The objective of AMETEK, Inc.’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, fixed-income investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform fixed-income investments over the long term. However, the trustees recognize the fact that fixed-income investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed, from time to time, in view of changes in market conditions and in the plans’ liability profile. The actual and target allocations for the foreign defined benefit plans are approximately 70% equity securities, 15% fixed-income securities and 15% other securities, insurance or cash.

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return for U.S. plans is 7.75% and 6.93% for foreign plans in 2014.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:

U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2013	2012	2013	2012
	(In thousands)
Benefit obligation	$5,274	$21,390	$5,274	$21,390
Fair value of plan assets	—	14,134	—	14,134

Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2013	2012	2013	2012
	(In thousands)
Benefit obligation	$101,166	$93,457	$33,386	$84,156
Fair value of plan assets	65,948	56,908	3,872	54,325

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2013	2012
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$683,808	$619,863
Projected benefit obligation	(613,853)	(644,071)

Funded status at the end of the year	$69,955	$(24,208)

Amounts recognized in the consolidated balance sheet consisted of:
Noncurrent asset for pension benefits (other assets)	$110,447	$19,596
Current liabilities for pension benefits	(2,114)	(1,925)
Noncurrent liability for pension benefits	(38,378)	(41,879)

Net amount recognized at the end of the year	$69,955	$(24,208)

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2013	2012
	(In thousands)
Net actuarial loss	$65,610	$121,330
Prior service costs	(1,551)	(1,501)
Transition asset	9	9

Total recognized	$64,068	$119,838

The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31:

	2013	2012	2011
	(In thousands)
Defined benefit plans:
Service cost	$6,323	$5,201	$4,362
Interest cost	26,000	27,620	28,515
Expected return on plan assets	(45,008)	(42,758)	(45,049)
Amortization of:
Net actuarial loss	13,484	12,161	4,727
Prior service costs	(35)	60	75
Transition asset	(1)	(22)	(22)

Total net periodic benefit expense (income)	763	2,262	(7,392)

Other plans:
Defined contribution plans	18,195	17,754	14,571
Foreign plans and other	5,151	4,936	5,586

Total other plans	23,346	22,690	20,157

Total net pension expense	$24,109	$24,952	$12,765

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total net periodic benefit expense (income) is included in Cost of sales in the consolidated statement of income. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2014 for the net actuarial losses and prior service costs is expected to be $4.2 million.

The following weighted average assumptions were used to determine the above net periodic pension benefit expense for the years ended December 31:

	2013	2012	2011
U.S. Defined Benefit Pension Plans:
Discount rate	4.10%	5.00%	5.60%
Expected return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	4.44%	5.22%	5.71%
Expected return on plan assets	6.91%	6.96%	6.96%
Rate of compensation increase (where applicable)	2.89%	2.97%	2.97%

Estimated Future Benefit Payments

The estimated future benefit payments for U.S. and foreign plans are as follows: 2014 - $33.7 million; 2015 - $33.7 million; 2016 - $34.5 million; 2017 - $35.7 million; 2018 - $36.2 million; 2019 to 2023 - $196.7 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $19.7 million and $20.6 million at December 31, 2013 and 2012, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Guarantees

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. At December 31, 2013, the maximum amount of future payment obligations relative to these various guarantees was $87.2 million and the outstanding liability under certain of those guarantees was $3.5 million.

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

Changes in the accrued product warranty obligation were as follows at December 31:

	2013	2012	2011
	(In thousands)
Balance at the beginning of the year	$27,792	$22,466	$18,347
Accruals for warranties issued during the year	8,588	10,089	13,247
Settlements made during the year	(10,484)	(10,602)	(10,175)
Warranty accruals related to acquired businesses and other during the year	2,140	5,839	1,047

Balance at the end of the year	$28,036	$27,792	$22,466

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2013, the Company is named a Potentially Responsible Party (“PRP”) at 15 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group or investigating the PRP claim and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2013 and 2012 were $21.9 million and $23.6 million, respectively, for both non-owned and owned sites. In 2013, the Company recorded $1.6 million in reserves. Additionally, the Company spent $3.3 million on environmental matters in 2013. The Company’s reserves for

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environmental liabilities at December 31, 2013 and 2012 include reserves of $13.3 million and $14.7 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2013, the Company had $11.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2013 (principally for production and administrative facilities and equipment) amounted to $155.9 million, consisting of payments of $32.9 million in 2014, $25.8 million in 2015, $19.6 million in 2016, $13.5 million in 2017, $10.5 million in 2018 and $53.6 million thereafter. The leases expire over a range of years from 2014 to 2082, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases. Rental expense was $39.5 million in 2013, $28.0 million in 2012 and $26.4 million in 2011.

As of December 31, 2013 and 2012, the Company had $335.0 million and $325.6 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

15.	Reportable Segments and Geographic Areas Information

Descriptive Information about Reportable Segments

The Company has two reportable segments, EIG and EMG. The Company identifies its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.

EIG produces instrumentation for various electronic applications used in transportation industries, including aircraft cockpit instruments and displays, airborne electronics systems that monitor and record flight and engine data, and pressure, temperature, flow and liquid-level sensors for commercial airlines and aircraft and jet engine manufacturers. EIG also produces analytical instrumentation for the medical, laboratory and research markets, as

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as instruments for food service equipment, measurement and monitoring instrumentation for various process industries and instruments and complete instrument panels for heavy trucks, and heavy construction and agricultural vehicles. EIG also manufactures ultra precise measurement instrumentation, as well as thermoplastic compounds for automotive, appliance and telecommunications applications.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2013	2012	2011
	(In thousands)
Net sales(1):
Electronic Instruments	$2,034,594	$1,872,557	$1,647,195
Electromechanical	1,559,542	1,461,656	1,342,719

Consolidated net sales	$3,594,136	$3,334,213	$2,989,914

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$552,110	$497,116	$420,197
Electromechanical	309,402	292,205	262,710

Total segment operating income	861,512	789,321	682,907
Corporate administrative and other expenses	(46,433)	(43,449)	(46,966)

Consolidated operating income	815,079	745,872	635,941
Interest and other expenses, net	(90,284)	(83,397)	(79,299)

Consolidated income before income taxes	$724,795	$662,475	$556,642

Assets:
Electronic Instruments	$3,166,917	$2,616,609
Electromechanical	2,419,059	2,405,673

Total segment assets	5,585,976	5,022,282
Corporate	291,926	167,774

Consolidated assets	$5,877,902	$5,190,056

Additions to property, plant and equipment(3):
Electronic Instruments	$37,597	$39,400	$27,196
Electromechanical	35,025	67,935	30,977

Total segment additions to property, plant and equipment	72,622	107,335	58,173
Corporate	3,021	1,840	2,419

Consolidated additions to property, plant and equipment	$75,643	$109,175	$60,592

Depreciation and amortization:
Electronic Instruments	$57,808	$50,473	$39,749
Electromechanical	59,988	54,406	46,143

Total segment depreciation and amortization	117,796	104,879	85,892
Corporate	861	592	640

Consolidated depreciation and amortization	$118,657	$105,471	$86,532

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(3)	Includes $12.3 million in 2013, $51.7 million in 2012 and $9.8 million in 2011 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for the years ended December 31, 2013, 2012 and 2011 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2013	2012	2011
	(In thousands)
Net sales:
United States	$1,609,661	$1,626,577	$1,488,773

International(1):
United Kingdom	201,543	189,704	174,714
European Union countries	627,116	526,193	456,035
Asia	679,490	620,456	546,542
Other foreign countries	476,326	371,283	323,850

Total international	1,984,475	1,707,636	1,501,141

Total consolidated	$3,594,136	$3,334,213	$2,989,914

Long-lived assets from continuing operations (excluding intangible assets):
United States	$200,795	$203,438

International(2):
United Kingdom	53,744	50,830
European Union countries	87,210	83,488
Asia	16,378	19,060
Other foreign countries	44,663	26,667

Total international	201,995	180,045

Total consolidated	$402,790	$383,483

(1)	Includes U.S. export sales of $1,037.0 million in 2013, $862.6 million in 2012 and $774.9 million in 2011.

(2)	Represents long-lived assets of foreign-based operations only.

16.	Additional Consolidated Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $1.0 million, $1.6 million and $0.8 million for 2013, 2012 and 2011, respectively. Income taxes paid in 2013, 2012 and 2011 were $173.4 million, $171.2 million and $130.1 million, respectively. Cash paid for interest was $72.7 million, $75.0 million and $68.2 million in 2013, 2012 and 2011, respectively.

17.	Stockholders’ Equity

In 2012, the Company repurchased approximately 141,000 shares of common stock for $4.6 million in cash under its share repurchase authorization. At December 31, 2012, $100.9 million was available under the Board

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authorization for future share repurchases. In 2013, the Company repurchased approximately 206,000 shares of common stock for $8.5 million in cash under its share repurchase authorization. At December 31, 2013, $92.4 million was available under the Board authorization for future share repurchases.

At December 31, 2013, the Company held 13.0 million shares in its treasury at a cost of $215.9 million, compared with 13.1 million shares at a cost of $211.4 million at December 31, 2012. The number of shares outstanding at December 31, 2013 was 245.0 million shares, compared with 243.4 million shares at December 31, 2012.

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

18.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2013
Net sales	$882,853	$878,809	$890,006	$942,468	$3,594,136
Operating income	$197,235	$202,613	$204,686	$210,545	$815,079
Net income	$125,146	$128,321	$127,864	$135,668	$516,999
Basic earnings per share*	$0.51	$0.53	$0.52	$0.55	$2.12
Diluted earnings per share*	$0.51	$0.52	$0.52	$0.55	$2.10
Dividends paid per share*	$0.06	$0.06	$0.06	$0.06	$0.24

2012
Net sales	$827,152	$825,898	$839,373	$841,790	$3,334,213
Operating income	$182,776	$184,978	$188,164	$189,954	$745,872
Net income	$110,150	$113,687	$115,397	$119,898	$459,132
Basic earnings per share*	$0.46	$0.47	$0.48	$0.49	$1.90
Diluted earnings per share*	$0.45	$0.47	$0.47	$0.49	$1.88
Dividends paid per share*	$0.04	$0.06	$0.06	$0.06	$0.22

*

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2013. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated herein by reference.

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

Date: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK S. HERMANCE Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014

/s/ ROBERT R. MANDOS, JR. Robert R. Mandos, Jr.	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	February 26, 2014

/s/ WILLIAM J. BURKE William J. Burke	Senior Vice President — Comptroller & Treasurer (Principal Accounting Officer)	February 26, 2014

/s/ RUBY R. CHANDY Ruby R. Chandy	Director	February 26, 2014

/s/ ANTHONY J. CONTI Anthony J. Conti	Director	February 26, 2014

/s/ CHARLES D. KLEIN Charles D. Klein	Director	February 26, 2014

/s/ STEVEN W. KOHLHAGEN Steven W. Kohlhagen	Director	February 26, 2014

/s/ JAMES R. MALONE James R. Malone	Director	February 26, 2014

/s/ ELIZABETH R. VARET Elizabeth R. Varet	Director	February 26, 2014

/s/ DENNIS K. WILLIAMS Dennis K. Williams	Director	February 26, 2014

Index to Exhibits

Item 15(3)

Exhibit Number	Description	Incorporated Herein by Reference to
3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated May 8, 2013.	Exhibit 3.1 to Form 8-K dated May 9, 2013, SEC File No. 1-12981.
3.2	By-Laws of AMETEK, Inc. as amended to and including April 29, 2010.	Exhibit 3.1 to Form 10-Q, dated March 31, 2010, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 2007, between AMETEK, Inc. and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated June 5, 2007, SEC File No. 1-12981.
4.2	AMETEK, Inc. 2007 Omnibus Incentive Compensation Plan, dated as of April 24, 2007 (the “2007 Plan”).*	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.
4.3	Amendment No. 1 to the 2007 Plan.*	Exhibit 4.3 to 2012 Form 10-K, SEC File No. 1-12981.
4.4	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011 (the “2011 Plan”).*	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.
4.5	Amendment No. 1 to the 2011 Plan.*	Exhibit 4.5 to 2012 Form 10-K, SEC File No. 1-12981.
10.1	Amended and restated AMETEK, Inc. Retirement Plan for Directors, dated as of October 24, 2007.*	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.2	Amended and restated AMETEK, Inc. Deferred Compensation Plan dated October 24, 2007.*	Exhibit 10.6 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.3	Amended and restated AMETEK, Inc. Supplemental Senior Executive Death Benefit Plan, dated as of July 25, 2007.*	Exhibit 10.1 to Form 10-Q, dated September 30, 2007, SEC File No. 1-12981.
10.4	Amended and restated AMETEK, Inc. 2004 Executive Death Benefit Plan dated as of July 25, 2007.*	Exhibit 10.2 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.5	Amended and restated AMETEK, Inc. Death Benefit Program for Directors dated as of October 24, 2007.*	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.6	Form of amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.7	Amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.8 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.8	The AMETEK Retirement and Savings Plan, as amended and restated to January 1, 2002 (the “Savings Plan”).*	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.9	Amendment No. 1 to the Savings Plan.*	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-12981.
10.10	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit (10) (ww) to 1989 Form 10-K, SEC File No. 1-168.
10.11	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.
10.12	Amended and restated AMETEK, Inc. Supplemental Executive Retirement Plan dated as of October 24, 2007.*	Exhibit 10.5 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.13	1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.14	Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.15	Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.16	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.17	Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.18	Amendment No. 5 to the 1999 Plan.*	Exhibit 10.5 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.19	Amendment No. 6 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.20	Amendment No. 7 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.21	Amendment No. 8 to the 1999 Plan.*	Exhibit 10.21 to 2012 Form 10-K, SEC File No. 1-12981.
10.22	2002 Stock Incentive Plan of AMETEK, Inc., as amended and restated as of April 25, 2007 (the “2002 Plan”).*	Exhibit 10.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
10.23	Amendment No. 1 to the 2002 Plan.*	Exhibit 10.23 to 2012 Form 10-K, SEC File No. 1-12981.
10.24	Form of amended and restated Restricted Stock Agreement between the Company and certain executives of the Company, dated October 24, 2007.*	Exhibit 10.9 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.25	Credit Agreement dated as of September 22, 2011 among AMETEK, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, SunTrust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents (the “Credit Agreement”).	Exhibit 10.1 to Form 8-K dated September 27, 2011, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.26	Amendment No. 1 to the Credit Agreement.	Exhibit 10.1 to Form 10-Q dated September 30, 2013, SEC File No. 1-12981.
10.27**	Amendment No. 2 to the Credit Agreement.
10.28	Note Purchase Agreement, dated as of August 30, 2007.	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.
10.29	Note Purchase Agreement, dated as of September 17, 2008.	Exhibit 10.1 to Form 8-K dated September 19, 2008, SEC File No. 1-12981.
12**	Statement regarding computation of ratio of earnings to fixed charges.
21**	Subsidiaries of the Registrant.
23**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

**	Filed with electronic submission.