Form 10-Q
period 2014-03-31
AMETEK INC/
filed 2014-05-06
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 24, 2014 was 245,302,392 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$975,292	$882,853

Operating expenses:
Cost of sales, excluding depreciation	625,170	574,074
Selling, general and administrative	112,625	97,608
Depreciation	15,866	13,936

Total operating expenses	753,661	685,618

Operating income	221,631	197,235
Other expenses:
Interest expense	(18,838)	(18,323)
Other, net	(3,877)	(2,524)

Income before income taxes	198,916	176,388
Provision for income taxes	58,330	51,242

Net income	$140,586	$125,146

Basic earnings per share	$0.57	$0.51

Diluted earnings per share	$0.57	$0.51

Weighted average common shares outstanding:
Basic shares	244,911	243,285

Diluted shares	247,229	245,411

Dividends declared and paid per share	$0.06	$0.06

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Total comprehensive income	$140,299	$93,257

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$265,335	$295,203
Receivables, less allowance for possible losses	592,407	536,701
Inventories	483,448	452,848
Deferred income taxes	41,430	38,815
Other current assets	51,551	45,562

Total current assets	1,434,171	1,369,129

Property, plant and equipment, net	405,913	402,790
Goodwill	2,476,845	2,408,363
Other intangibles, net of accumulated amortization	1,546,322	1,473,926
Investments and other assets	225,592	223,694

Total assets	$6,088,843	$5,877,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$265,069	$273,315
Accounts payable	370,047	347,638
Income taxes payable	82,341	40,007
Accrued liabilities	214,348	213,585

Total current liabilities	931,805	874,545

Long-term debt	1,142,818	1,141,750
Deferred income taxes	576,387	558,555
Other long-term liabilities	165,201	166,931

Total liabilities	2,816,211	2,741,781

Stockholders’ equity:
Common stock	2,583	2,581
Capital in excess of par value	459,577	448,700
Retained earnings	3,091,938	2,966,015
Accumulated other comprehensive loss	(65,526)	(65,239)
Treasury stock	(215,940)	(215,936)

Total stockholders’ equity	3,272,632	3,136,121

Total liabilities and stockholders’ equity	$6,088,843	$5,877,902

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash provided by (used for):
Operating activities:
Net income	$140,586	$125,146
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	33,250	28,838
Deferred income taxes	(698)	1,316
Share-based compensation expense	4,166	6,770
Net change in assets and liabilities, net of acquisitions	(13,734)	(1,553)
Pension contribution and other	(2,609)	(3,699)

Total operating activities	160,961	156,818

Investing activities:
Additions to property, plant and equipment	(14,460)	(10,921)
Purchases of businesses, net of cash acquired	(161,489)	—
Other	2,364	3,922

Total investing activities	(173,585)	(6,999)

Financing activities:
Net change in short-term borrowings	(6,516)	(112,468)
Reduction in long-term borrowings	(221)	(486)
Repurchases of common stock	(9)	(7,650)
Cash dividends paid	(14,662)	(14,567)
Excess tax benefits from share-based payments	2,558	4,861
Proceeds from employee stock plans	3,936	4,063

Total financing activities	(14,914)	(126,247)

Effect of exchange rate changes on cash and cash equivalents	(2,330)	(4,221)

(Decrease) increase in cash and cash equivalents	(29,868)	19,351

Cash and cash equivalents:
As of January 1	295,203	157,984

As of March 31	$265,335	$177,335

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2014, and the consolidated results of its operations and its cash flows for the three months ended March 31, 2014 and 2013 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

2.	Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 provides guidance for the treatment of the cumulative translation adjustment when an entity ceases to hold a controlling financial interest in a subsidiary or group of assets within a foreign entity. The Company adopted ASU 2013-05 effective January 1, 2014 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance for the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The Company adopted ASU 2013-11 effective January 1, 2014 and the adoption did not have a significant impact on the Company’s consolidated financial statement presentation.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revised guidance to only allow disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. ASU 2014-08 is effective for interim and annual reporting periods beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

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

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Weighted average shares:
Basic shares	244,911	243,285
Equity-based compensation plans	2,318	2,126

Diluted shares	247,229	245,411

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(1,171)	$(64,068)	$(65,239)	$(31,492)	$(119,838)	$(151,330)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(5,781)	—	(5,781)	(21,049)	—	(21,049)
Change in long-term intercompany notes	4,357	—	4,357	(7,410)	—	(7,410)
Net investment hedges	719	—	719	(8,689)	—	(8,689)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	1,031	1,031	—	3,411	3,411
Income tax benefit (expense)	(252)	(361)	(613)	3,041	(1,193)	1,848

Other comprehensive (loss) income, net of tax	(957)	670	(287)	(34,107)	2,218	(31,889)

Balance at the end of the period	$(2,128)	$(63,398)	$(65,526)	$(65,599)	$(117,620)	$(183,219)

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

The following table provides the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, consistent with the fair value hierarchy:

	Asset (Liability)
	March 31, 2014	December 31, 2013
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$9,581	$8,234

The fair value of fixed-income investments was based on quoted market prices, which are valued as level 1 investments. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the three months ended March 31, 2014, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2014.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at March 31, 2014 and December 31, 2013 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instruments, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2014 and December 31, 2013:

	Asset (Liability)
	March 31, 2014		December 31, 2013
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(256,897)	$(256,897)	$(268,764)	$(268,764)
Long-term debt (including current portion)	(1,150,990)	(1,293,223)	(1,146,301)	(1,290,466)

The fair value of short-term borrowings approximates the carrying value. Short-term borrowings are valued as level 2 investments as they are corroborated by observable market data. The Company’s long-term debt is all privately held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments and is considered to be a level 3 liability.

Forward Contracts

At March 31, 2014, the Company had a $8.8 million Euro forward contract ($26 thousand fair value unrealized gain at March 31, 2014) outstanding. For the three months ended March 31, 2014, realized gains on foreign currency forward contracts were not significant. For the three months ended March 31, 2014, unrealized gains on forward contracts were not significant. At December 31, 2013, the Company had two Euro forward contracts for a total of 21.7 million Euro ($28 thousand fair value unrealized loss at December 31, 2013) and one 61.0 million Swiss franc forward contract ($511 thousand fair value unrealized loss at December 31, 2013) outstanding. The Company has not designated its foreign currency forward contracts as hedges.

6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2014, these net investment hedges included British-pound- and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At March 31, 2014, the Company had $200.1 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2014, the Company had a $68.9 million Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $1.2 million of currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2014.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

7.	Inventories

	March 31,	December 31,
	2014	2013
	(In thousands)
Finished goods and parts	$81,449	$76,086
Work in process	91,095	85,518
Raw materials and purchased parts	310,904	291,244

Total inventories	$483,448	$452,848

8.	Acquisitions

The Company spent $161.5 million in cash, net of cash acquired, to acquire Teseq Group in January 2014 and VTI Instruments (“VTI”) in February 2014. Teseq is a leading manufacturer of test and measurement instrumentation for electromagnetic compatibility (“EMC”) testing. VTI is a leading manufacturer of high precision test and measurement instrumentation. Teseq and VTI are part of AMETEK’s Electronic Instruments Group.

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$4.8
Goodwill	66.3
Other intangible assets	91.3
Deferred income taxes	(15.8)
Net working capital and other*	14.9

Total purchase price	$161.5

*	Includes $14.2 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: Teseq manufactures a broad line of conducted and radiated electromagnetic compatibility (“EMC”) compliance testing systems and radio-frequency amplifiers for a wide range of industries, including aerospace, automotive, consumer electronics, medical equipment, telecommunications and transportation. Teseq is a global leader in conducted and radiated EMC test equipment with a comprehensive product offering and extensive geographic coverage. Teseq provides the Company with opportunities for accelerating product innovation and market expansion worldwide. VTI provides highly engineered and customized products designed to deliver customers a complete, integrated solution for their critical test and measurement requirements. VTI broadens the Company’s capabilities in the high end test and measurement market and provides additional technology differentiation. VTI is a market leader in high end data acquisition and precision instrumentation. The Company expects approximately $6.3 million of the goodwill recorded in connection with the 2014 acquisitions will be tax deductible in future years.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets for its 2014 acquisitions, as well as deferred taxes associated with its 2014 acquisitions and the 2013 acquisitions of Controls Southeast, Inc., Creaform, Inc. and Powervar, Inc.

At March 31, 2014, purchase price allocated to other intangible assets of $91.3 million consists of $25.0 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $66.3 million of other intangible assets consist of $57.0 million of customer relationships, which are being amortized over a period of 20 years and $9.3 million of purchased technology, which is being amortized over a period of 15 to 17 years. Amortization expense for each of the next five years for the 2014 acquisitions listed above is expected to approximate $3.4 million per year.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

The 2014 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the three months ended March 31, 2014. Had the 2014 acquisitions been made at the beginning of 2014 or 2013, unaudited pro forma net sales, net income and diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2014 or 2013.

Subsequent Event

In April 2014, the Company entered into a definitive merger agreement under which AMETEK will acquire all of the outstanding shares of common stock of Zygo Corporation. The aggregate enterprise value of the transaction is approximately $280 million, taking into account Zygo’s outstanding equity awards and net cash to be acquired in the transaction. Zygo is a leading provider of optical metrology solutions, high precision optics and optical assemblies for use in a wide range of scientific, industrial and medical applications. For the calendar year ended December 31, 2013, Zygo had sales of approximately $162 million. Zygo’s leading position in non-contact optical metrology complements AMETEK’s position in contact metrology and enables the Company to offer its customers a full range of metrology solutions. Zygo will join AMETEK’s Electronic Instruments Group. The closing of the definitive merger agreement is subject to customary closing conditions, including the approval of Zygo’s stockholders and applicable regulatory approvals. The transaction is expected to be completed towards the end of the second quarter of 2014.

9.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2013	$1,410.8	$997.6	$2,408.4
Goodwill acquired	66.3	—	66.3
Purchase price allocation adjustments and other	2.4	—	2.4
Foreign currency translation adjustments	(0.8)	0.5	(0.3)

Balance at March 31, 2014	$1,478.7	$998.1	$2,476.8

10.	Income Taxes

At March 31, 2014, the Company had gross unrecognized tax benefits of $56.4 million, of which $51.9 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2013	$55.2
Additions for tax positions	1.8
Reductions for tax positions	(0.6)

Balance at March 31, 2014	$56.4

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2014 and 2013 were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

11.	Share-Based Compensation

Total share-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Stock option expense	$1,834	$2,175
Restricted stock expense	2,332	4,595

Total pre-tax expense	4,166	6,770
Related tax benefit	(1,233)	(2,157)

Reduction of net income	$2,933	$4,613

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

12.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Defined benefit plans:
Service cost	$1,636	$1,634
Interest cost	7,233	6,532
Expected return on plan assets	(12,560)	(11,239)
Amortization of net actuarial loss and other	1,031	3,411

Pension (income) expense	(2,660)	338

Other plans:
Defined contribution plans	5,738	5,067
Foreign plans and other	1,288	1,272

Total other plans	7,026	6,339

Total net pension expense	$4,366	$6,677

For the three months ended March 31, 2014 and 2013, contributions to the Company’s defined benefit pension plans were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

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

Changes in the accrued product warranty obligation were as follows:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Balance at the beginning of the period	$28,036	$27,792
Accruals for warranties issued during the period	1,873	1,814
Settlements made during the period	(3,234)	(3,732)
Warranty accruals related to acquired businesses and other during the period	2,316	(201)

Balance at the end of the period	$28,991	$25,673

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2014, the Company is named a Potentially Responsible Party (“PRP”) at 15 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group or investigating the PRP claim and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at March 31, 2014 and December 31, 2013 were $21.7 million and $21.9 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2014, the Company recorded $0.4 million in reserves. Additionally, the Company spent $0.6 million on environmental matters for the three months ended March 31, 2014. The Company’s reserves for environmental liabilities at March 31, 2014 and December 31, 2013 include reserves of $13.1 million and $13.3 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At March 31, 2014, the Company had $11.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

At March 31, 2014, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2013, other than those described in the acquisitions footnote (Note 8), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three months ended March 31, 2014 and 2013 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net sales(1):
Electronic Instruments	$572,394	$484,501
Electromechanical	402,898	398,352

Consolidated net sales	$975,292	$882,853

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$150,319	$131,746
Electromechanical	83,880	77,999

Total segment operating income	234,199	209,745
Corporate administrative and other expenses	(12,568)	(12,510)

Consolidated operating income	221,631	197,235
Interest and other expenses, net	(22,715)	(20,847)

Consolidated income before income taxes	$198,916	$176,388

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the first quarter of 2014 compared with the first quarter of 2013

For the quarter ended March 31, 2014, the Company established records for orders, sales, operating income, net income, and diluted earnings per share. The Company achieved these results from strong internal sales growth in Electronic Instruments Group (“EIG”), contributions from the acquisitions of VTI Instruments (“VTI”) in February 2014, Teseq Group in January 2014, Powervar, Inc. in December 2013, Creaform, Inc. in October 2013, and Controls Southeast (“CSI”) in August 2013, as well as our Operational Excellence initiatives. The full year impact of the 2014 and 2013 acquisitions and our continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of our 2014 results.

Net sales for the first quarter of 2014 were $975.3 million, an increase of $92.4 million or 10.5%, compared with net sales of $882.9 million for the first quarter of 2013. The increase in net sales for the first quarter of 2014 was attributable to higher order rates which drove internal sales growth of approximately 3%, acquisitions added 7% and foreign currency translation was a favorable 1% effect.

Total international sales for the first quarter of 2014 were $548.3 million or 56.2% of net sales, an increase of $63.5 million or 13.1%, compared with international sales of $484.8 million or 54.9% of net sales for the first quarter of 2013. The $63.5 million increase in international sales resulted from higher sales growth and the acquisitions mentioned above, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the first quarter of 2014 were a record at $998.4 million, an increase of $120.5 million or 13.7%, compared with $877.9 million for the first quarter of 2013. The increase in orders for the first quarter of 2014 was due to internal order growth of approximately 2% primarily driven by the differentiated businesses of EIG, acquisitions added 9% and foreign currency translation was a favorable 3% effect. As a result, the Company’s backlog of unfilled orders at March 31, 2014 was $1,163.1 million, an increase of $23.1 million or 2.0%, compared with $1,140.0 million at December 31, 2013.

Results of Operations (continued)

Segment operating income for the first quarter of 2014 was $234.2 million, an increase of $24.5 million or 11.7%, compared with segment operating income of $209.7 million for the first quarter of 2013. The increase in segment operating income resulted primarily from the acquisitions and internal sales growth mentioned above, as well as the benefits of the Company’s Operational Excellence initiatives. Segment operating income, as a percentage of net sales, increased to 24.0% for the first quarter of 2014, compared with 23.8% for the first quarter of 2013. The increase in segment operating margins resulted primarily from the benefits of the Company’s Operational Excellence initiatives.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2014 were $112.6 million, an increase of $15.0 million or 15.4%, compared with $97.6 million for the first quarter of 2013. As a percentage of net sales, SG&A expenses were 11.5% for the first quarter of 2014, compared with 11.1% for the first quarter of 2013. Selling expenses increased $15.0 million or 17.6% for the first quarter of 2014 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, increased to 10.3% for the first quarter of 2014, compared with 9.6% for the first quarter of 2013. Base business selling expenses increased approximately 4.6% for the first quarter of 2014, which was in line with internal sales growth.

Consolidated operating income was $221.6 million or 22.7% of net sales for the first quarter of 2014, an increase of $24.4 million or 12.4%, compared with $197.2 million or 22.3% of net sales for the first quarter of 2013.

Other expenses, net were $3.9 million for the first quarter of 2014, an increase of $1.4 million, compared with $2.5 million for the first quarter of 2013. The increase was primarily driven by acquisition-related expenses.

The effective tax rate for the first quarter of 2014 was 29.3%, compared with 29.1% for the first quarter of 2013. The effective tax rate for 2014 and 2013 reflects the higher proportion of foreign earnings, which are taxed at lower rates, as well as an improved state effective tax rate that reflects the ongoing benefit of favorable planning initiatives. Additionally, the first quarter of 2013 effective tax rate reflected the retroactive extension of the U.S. research and development tax credit. This credit was not extended into 2014.

Net income for the first quarter of 2014 was $140.6 million, an increase of $15.5 million or 12.4%, compared with $125.1 million for the first quarter of 2013. Diluted earnings per share for the first quarter of 2014 were $0.57, an increase of $0.06 or 11.8%, compared with $0.51 per diluted share for the first quarter of 2013.

Results of Operations (continued)

Segment Results

EIG’s net sales totaled $572.4 million for the first quarter of 2014, an increase of $87.9 million or 18.1%, compared with $484.5 million for the first quarter of 2013. The net sales increase included internal sales growth of approximately 5%. The acquisitions of VTI, Teseq, Powervar, Creaform and CSI accounted for the remainder of the net sales increase. Foreign currency translation was flat quarter over quarter.

EIG’s operating income was $150.3 million for the first quarter of 2014, an increase of $18.6 million or 14.1%, compared with $131.7 million for the first quarter of 2013. EIG’s increase in operating income was primarily due to higher sales mentioned above. EIG’s operating margins were 26.3% of net sales for the first quarter of 2014, compared with 27.2% of net sales for the first quarter of 2013. EIG’s decrease in operating margins was driven by the impact of the recent acquisitions, which have lower operating margins than the Group’s base businesses, partially offset by the benefit of the Group’s Operational Excellence initiatives.

Electromechanical Group’s (“EMG”) net sales totaled $402.9 million for the first quarter of 2014, an increase of $4.5 million or 1.1%, compared with $398.4 million for the first quarter of 2013. The net sales increase was due to a favorable 1% effect of foreign currency translation.

EMG’s operating income was $83.9 million for the first quarter of 2014, an increase of $5.9 million or 7.6%, compared with $78.0 million for the first quarter of 2013. EMG’s operating margins were 20.8% of net sales for the first quarter of 2014, compared with 19.6% of net sales for the first quarter of 2013. EMG’s increase in operating income and operating margins was primarily due to the benefit of the Group’s Operational Excellence initiatives.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $161.0 million for the first three months of 2014, an increase of $4.2 million or 2.7%, compared with $156.8 million for the first three months of 2013. The increase in cash provided by operating activities was primarily due to the $15.4 million increase in net income, partially offset by higher overall operating working capital levels necessary to grow the Company’s businesses. Free cash flow (cash flow provided by operating activities less capital expenditures) was $146.5 million for the first three months of 2014, compared with $145.9 million for the first three months of 2013. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $250.9 million for the first three months of 2014, compared with $223.4 million for the first three months of 2013. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $173.6 million for the first three months of 2014, compared with $7.0 million for the first three months of 2013. For the first three months of 2014, the Company paid $161.5 million, net of cash acquired, to acquire Teseq in January 2014 and VTI in February 2014. Additions to property, plant and equipment totaled $14.5 million for the first three months of 2014, compared with $10.9 million for the first three months of 2013.

Cash used for financing activities totaled $14.9 million for the first three months of 2014, compared with $126.2 million for the first three months of 2013. The change in financing cash flow was primarily the result of a net total borrowings decrease of $6.7 million for the first three months of 2014, compared with a net total borrowings decrease of $113.0 million for the first three months of 2013. For the first three months of 2013, the Company repurchased 186,268 shares of the Company’s common stock for $7.7 million. At March 31, 2014, $92.4 million was available under the Board authorization for future share repurchases.

At March 31, 2014, total debt outstanding was $1,407.9 million, compared with $1,415.1 million at December 31, 2013, with no significant maturities until 2015. The debt-to-capital ratio was 30.1% at March 31, 2014, compared with 31.1% at December 31, 2013. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 25.9% at March 31, 2014, compared with 26.3% at December 31, 2013. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first three months of 2014, cash and cash equivalents at March 31, 2014 totaled $265.3 million, compared with $295.2 million at December 31, 2013. At March 31, 2014, the Company had $238.9 million in cash outside the United States, compared with $291.4 million at December 31, 2013. The Company utilizes this cash to operate its international operations, as well as acquire international businesses. In January 2014, the Company acquired a Swiss company, Teseq Group, for approximately 78 million Swiss francs (approximately $87 million). The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2014. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2014 to January 31, 2014	—	$—	—	$92,417,328
February 1, 2014 to February 28, 2014	142	49.44	142	92,410,308
March 1, 2014 to March 31, 2014	32	52.86	32	92,408,616

Total	174	50.07	174

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $100 million authorization for the repurchase of its common stock announced in November 2011. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ William J. Burke
William J. Burke
Senior Vice President - Comptroller & Treasurer
(Principal Accounting Officer)

May 6, 2014