Form 10-Q
period 2014-06-30
AMETEK INC/
filed 2014-08-06
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 28, 2014 was 245,783,262 shares.

AMETEK, Inc.

Form 10-Q

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$990,718	$878,809	$1,966,010	$1,761,662

Operating expenses:
Cost of sales, excluding depreciation	630,645	567,598	1,255,815	1,141,672
Selling, general and administrative	113,316	94,912	225,941	192,520
Depreciation	15,029	13,686	30,895	27,622

Total operating expenses	758,990	676,196	1,512,651	1,361,814

Operating income	231,728	202,613	453,359	399,848
Other expenses:
Interest expense	(18,981)	(18,154)	(37,819)	(36,477)
Other, net	(4,326)	(2,667)	(8,203)	(5,191)

Income before income taxes	208,421	181,792	407,337	358,180
Provision for income taxes	58,358	53,471	116,688	104,713

Net income	$150,063	$128,321	$290,649	$253,467

Basic earnings per share	$0.61	$0.53	$1.19	$1.04

Diluted earnings per share	$0.61	$0.52	$1.18	$1.03

Weighted average common shares outstanding:
Basic shares	245,201	243,666	245,056	243,475

Diluted shares	247,403	246,104	247,316	245,757

Dividends declared and paid per share	$0.09	$0.06	$0.15	$0.12

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total comprehensive income	$157,529	$136,720	$297,828	$229,977

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$282,771	$295,203
Receivables, less allowance for possible losses	594,151	536,701
Inventories	538,287	452,848
Deferred income taxes	50,022	38,815
Other current assets	65,439	45,562

Total current assets	1,530,670	1,369,129

Property, plant and equipment, net	459,187	402,790
Goodwill	2,610,381	2,408,363
Other intangibles, net of accumulated amortization	1,658,208	1,473,926
Investments and other assets	226,557	223,694

Total assets	$6,485,003	$5,877,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$454,418	$273,315
Accounts payable	382,574	347,638
Income taxes payable	45,532	40,007
Accrued liabilities	239,301	213,585

Total current liabilities	1,121,825	874,545

Long-term debt	1,148,248	1,141,750
Deferred income taxes	623,092	558,555
Other long-term liabilities	169,920	166,931

Total liabilities	3,063,085	2,741,781

Stockholders’ equity:
Common stock	2,586	2,581
Capital in excess of par value	471,135	448,700
Retained earnings	3,219,978	2,966,015
Accumulated other comprehensive loss	(58,060)	(65,239)
Treasury stock	(213,721)	(215,936)

Total stockholders’ equity	3,421,918	3,136,121

Total liabilities and stockholders’ equity	$6,485,003	$5,877,902

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash provided by (used for):
Operating activities:
Net income	$290,649	$253,467
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	66,179	57,396
Deferred income taxes	(1,030)	1,105
Share-based compensation expense	10,308	11,508
Net change in assets and liabilities, net of acquisitions	(46,821)	(34,185)
Pension contribution and other	(3,246)	(4,315)

Total operating activities	316,039	284,976

Investing activities:
Additions to property, plant and equipment	(29,288)	(21,613)
Purchases of businesses, net of cash acquired	(458,683)	—
Other	2,246	4,432

Total investing activities	(485,725)	(17,181)

Financing activities:
Net change in short-term borrowings	181,142	(194,476)
Additional long-term borrowings	—	829
Reduction in long-term borrowings	(221)	(486)
Repurchases of common stock	(1,736)	(8,452)
Cash dividends paid	(36,686)	(29,155)
Excess tax benefits from share-based payments	5,299	7,415
Proceeds from employee stock plans	10,333	10,248

Total financing activities	158,131	(214,077)

Effect of exchange rate changes on cash and cash equivalents	(877)	(4,088)

(Decrease) increase in cash and cash equivalents	(12,432)	49,630

Cash and cash equivalents:
As of January 1	295,203	157,984

As of June 30	$282,771	$207,614

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2014, and the consolidated results of its operations for the three and six months ended June 30, 2014 and 2013 and its cash flows for the six months ended June 30, 2014 and 2013 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, the Company must (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when the Company satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and can be adopted by the Company using either a full retrospective or modified retrospective approach, with early adoption prohibited. The Company is currently evaluating ASU 2014-09 and has not determined the impact it may have on the Company’s consolidated results of operations, financial position or cash flows nor decided upon the method of adoption.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Weighted average shares:
Basic shares	245,201	243,666	245,056	243,475
Equity-based compensation plans	2,202	2,438	2,260	2,282

Diluted shares	247,403	246,104	247,316	245,757

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(2,128)	$(63,398)	$(65,526)	$(65,599)	$(117,620)	$(183,219)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	10,140	—	10,140	(318)	—	(318)
Change in long-term intercompany notes	(5,493)	—	(5,493)	5,937	—	5,937
Net investment hedges	3,305	—	3,305	864	—	864
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	1,031	1,031	—	3,411	3,411
Income tax benefit (expense)	(1,156)	(361)	(1,517)	(302)	(1,193)	(1,495)

Other comprehensive (loss) income, net of tax	6,796	670	7,466	6,181	2,218	8,399

Balance at the end of the period	$4,668	$(62,728)	$(58,060)	$(59,418)	$(115,402)	$(174,820)

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(1,171)	$(64,068)	$(65,239)	$(31,492)	$(119,838)	$(151,330)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	4,359	—	4,359	(21,367)	—	(21,367)
Change in long-term intercompany notes	(1,136)	—	(1,136)	(1,473)	—	(1,473)
Net investment hedges	4,024	—	4,024	(7,825)	—	(7,825)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	2,062	2,062	—	6,822	6,822
Income tax benefit (expense)	(1,408)	(722)	(2,130)	2,739	(2,386)	353

Other comprehensive (loss) income, net of tax	5,839	1,340	7,179	(27,926)	4,436	(23,490)

Balance at the end of the period	$4,668	$(62,728)	$(58,060)	$(59,418)	$(115,402)	$(174,820)

Reclassifications for the amortization of defined benefit pension plans are included in Cost of sales, excluding depreciation in the consolidated statement of income. See Note 12 for further details.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

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

The following table provides the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, consistent with the fair value hierarchy:

	Asset (Liability)
	June 30, 2014	December 31, 2013
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$9,823	$8,234

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the six months ended June 30, 2014, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the six months ended June 30, 2014.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at June 30, 2014 and December 31, 2013 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instruments, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at June 30, 2014 and December 31, 2013:

	Asset (Liability)
	June 30, 2014		December 31, 2013
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(453,337)	$(453,337)	$(268,764)	$(268,764)
Long-term debt (including current portion)	(1,149,329)	(1,316,580)	(1,146,301)	(1,290,466)

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

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

Forward Contracts

At June 30, 2014, the Company had no forward contracts outstanding. For the three and six months ended June 30, 2014, realized gains and losses on foreign currency forward contracts were not significant. At December 31, 2013, the Company had two Euro forward contracts for a total of 21.7 million Euro ($28 thousand fair value unrealized loss at December 31, 2013) and one 61.0 million Swiss franc forward contract ($511 thousand fair value unrealized loss at December 31, 2013) outstanding. The Company has not designated its foreign currency forward contracts as hedges.

6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of June 30, 2014, these net investment hedges included British-pound- and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At June 30, 2014, the Company had $205.2 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At June 30, 2014, the Company had a $68.4 million Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $5.9 million of currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the six months ended June 30, 2014.

7.	Inventories

	June 30, 2014	December 31, 2013
	(In thousands)
Finished goods and parts	$121,166	$76,086
Work in process	96,491	85,518
Raw materials and purchased parts	320,630	291,244

Total inventories	$538,287	$452,848

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

8.	Acquisitions

The Company spent $458.7 million in cash, net of cash acquired, to acquire Teseq Group in January 2014, VTI Instruments (“VTI”) in February 2014, Luphos GmbH in May 2014 and Zygo Corporation in June 2014. Teseq is a manufacturer of test and measurement instrumentation for electromagnetic compatibility (“EMC”) testing. VTI is a manufacturer of high precision test and measurement instrumentation. Luphos’ core technology is used in the measurement of complex aspheric optical surfaces and other surfaces through non-contact methods. Zygo is a provider of optical metrology solutions, high precision optics and optical assemblies for use in a wide range of scientific, industrial and medical applications. Teseq, VTI, Luphos and Zygo are part of AMETEK’s Electronic Instruments Group.

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$58.4
Goodwill	194.3
Other intangible assets	219.3
Deferred income taxes	(63.0)
Net working capital and other*	49.7

Total purchase price	$458.7

*	Includes $29.7 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: Teseq manufactures a broad line of conducted and radiated EMC compliance testing systems and radio-frequency amplifiers for a wide range of industries, including aerospace, automotive, consumer electronics, medical equipment, telecommunications and transportation. Teseq provides the Company with opportunities for accelerating product innovation and market expansion worldwide. VTI broadens the Company’s capabilities in the high end test and measurement market and provides additional technology differentiation. Luphos’ technology expands the Company’s metrology capabilities across a broader range of surface finishes and profiles. Zygo’s position in non-contact optical metrology complements the Company’s position in contact metrology and enables the Company to offer its customers a full range of metrology solutions. The Company expects approximately $6.3 million of the goodwill recorded in connection with the 2014 acquisitions will be tax deductible in future years.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2014 acquisitions, as well as accounting for income taxes associated with its 2014 acquisitions and the 2013 acquisitions of Controls Southeast, Inc., Creaform, Inc. and Powervar, Inc.

At June 30, 2014, purchase price allocated to other intangible assets of $219.3 million consists of $46.6 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $172.7 million of other intangible assets consist of $128.0 million of customer relationships, which are being amortized over a period of five to 20 years, $0.8 million of trade names, which are being amortized over a period of ten years and $43.9 million of purchased technology, which is being amortized over a period of 15 to 17 years. Amortization expense for each of the next five years for the 2014 acquisitions listed above is expected to approximate $9.7 million per year.

The 2014 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and six months ended June 30, 2014. Had the 2014 acquisitions been made at the beginning of 2014 or 2013, unaudited pro forma net sales, net income and diluted earnings per share for the three and six months ended June 30, 2014 and 2013, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2014 or 2013.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

Acquisitions Subsequent to June 30, 2014

In August 2014, the Company acquired Amptek, Inc., a privately held manufacturer of instrumentation and detectors used to identify composition of materials using x-ray fluorescence. Amptek was acquired for approximately $115 million and has estimated annual sales of approximately $30 million. Amptek broadens the Company’s position in the process and analytical instrumentations markets and will join AMETEK’s Electronic Instruments Group.

9.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2013	$1,410.8	$997.6	$2,408.4
Goodwill acquired	194.3	—	194.3
Purchase price allocation adjustments and other	1.7	—	1.7
Foreign currency translation adjustments	3.8	2.2	6.0

Balance at June 30, 2014	$1,610.6	$999.8	$2,610.4

10.	Income Taxes

At June 30, 2014, the Company had gross unrecognized tax benefits of $76.1 million, of which $69.9 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2013	$55.2
Additions for tax positions	21.7
Reductions for tax positions	(0.8)

Balance at June 30, 2014	$76.1

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2014 and 2013 were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

11.	Share-Based Compensation

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2014	December 31, 2013
Expected volatility	23.9%	28.1%
Expected term (years)	5.0	5.0
Risk-free interest rate	1.63%	0.75%
Expected dividend yield	0.45%	0.57%
Black-Scholes-Merton fair value per stock option granted	$12.21	$10.17

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

Total share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Stock option expense	$3,506	$2,884	$5,340	$5,059
Restricted stock expense	2,636	1,854	4,968	6,449

Total pre-tax expense	6,142	4,738	10,308	11,508
Related tax benefit	(2,054)	(1,576)	(3,287)	(3,733)

Reduction of net income	$4,088	$3,162	$7,021	$7,775

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2013	6,394	$27.13
Granted	973	53.13
Exercised	(512)	21.46
Forfeited	(83)	36.48

Outstanding at June 30, 2014	6,772	$31.18	4.1	$143.7

Exercisable at June 30, 2014	4,135	$23.46	2.9	$119.2

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2014 was $16.0 million. The total fair value of stock options vested during the six months ended June 30, 2014 was $8.8 million. As of June 30, 2014, there was approximately $20.2 million of expected future pre-tax compensation expense related to the 2.6 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.

The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2013	987	$36.12
Granted	307	52.83
Vested	(97)	34.17
Forfeited	(35)	36.95

Nonvested restricted stock outstanding at June 30, 2014	1,162	$40.67

The total fair value of restricted stock vested during the six months ended June 30, 2014 was $3.3 million. As of June 30, 2014, there was approximately $32.7 million of expected future pre-tax compensation expense related to the 1.2 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

12.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Defined benefit plans:
Service cost	$1,644	$1,628	$3,280	$3,262
Interest cost	7,262	6,516	14,495	13,048
Expected return on plan assets	(12,607)	(11,219)	(25,167)	(22,458)
Amortization of net actuarial loss and other	1,031	3,411	2,062	6,822

Pension (income) expense	(2,670)	336	(5,330)	674

Other plans:
Defined contribution plans	4,987	4,495	10,725	9,562
Foreign plans and other	1,484	1,283	2,772	2,555

Total other plans	6,471	5,778	13,497	12,117

Total net pension expense	$3,801	$6,114	$8,167	$12,791

For the six months ended June 30, 2014 and 2013, contributions to the Company’s defined benefit pension plans were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

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

Changes in the accrued product warranty obligation were as follows:

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Balance at the beginning of the period	$28,036	$27,792
Accruals for warranties issued during the period	3,865	2,132
Settlements made during the period	(5,880)	(4,979)
Warranty accruals related to acquired businesses and other during the period	3,617	(90)

Balance at the end of the period	$29,638	$24,855

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At June 30, 2014, the Company is named a Potentially Responsible Party (“PRP”) at 15 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group or investigating the PRP claim and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at June 30, 2014 and December 31, 2013 were $21.4 million and $21.9 million, respectively, for both non-owned and owned sites. For the six months ended June 30, 2014, the Company recorded $0.6 million in reserves. Additionally, the Company spent $1.1 million on environmental matters for the six months ended June 30, 2014. The Company’s reserves for environmental liabilities at June 30, 2014 and December 31, 2013 include reserves of $13.0 million and $13.3 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At June 30, 2014, the Company had $11.4 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

At June 30, 2014, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2013, other than those described in the acquisitions footnote (Note 8), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Net sales(1):
Electronic Instruments	$573,289	$483,339	$1,145,683	$967,840
Electromechanical	417,429	395,470	820,327	793,822

Consolidated net sales	$990,718	$878,809	$1,966,010	$1,761,662

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$151,499	$129,575	$301,818	$261,321
Electromechanical	92,133	83,395	176,013	161,394

Total segment operating income	243,632	212,970	477,831	422,715
Corporate administrative and other expenses	(11,904)	(10,357)	(24,472)	(22,867)

Consolidated operating income	231,728	202,613	453,359	399,848
Interest and other expenses, net	(23,307)	(20,821)	(46,022)	(41,668)

Consolidated income before income taxes	$208,421	$181,792	$407,337	$358,180

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the second quarter of 2014 compared with the second quarter of 2013

For the quarter ended June 30, 2014, the Company established records for orders, sales, operating income, operating income margins, net income and diluted earnings per share. The Company achieved these results from strong internal sales growth in both the Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”), contributions from the acquisitions of Zygo Corporation in June 2014, Luphos GmbH in May 2014, VTI Instruments (“VTI”) in February 2014, Teseq Group in January 2014, Powervar, Inc. in December 2013, Creaform, Inc. in October 2013, and Controls Southeast (“CSI”) in August 2013, as well as our Operational Excellence initiatives. The full year impact of the 2014 and 2013 acquisitions and our continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of our 2014 results.

Net sales for the second quarter of 2014 were $990.7 million, an increase of $111.9 million or 12.7%, compared with net sales of $878.8 million for the second quarter of 2013. The increase in net sales for the second quarter of 2014 was attributable to higher order rates which drove internal sales growth of approximately 4%, acquisitions added 8% and foreign currency translation was a favorable 1% effect.

Total international sales for the second quarter of 2014 were $550.3 million or 55.5% of net sales, an increase of $76.0 million or 16.0%, compared with international sales of $474.3 million or 54.0% of net sales for the second quarter of 2013. The $76.0 million increase in international sales resulted from higher sales growth and the acquisitions mentioned above, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the second quarter of 2014 were $1,078.6 million, an increase of $183.7 million or 20.5%, compared with $894.9 million for the second quarter of 2013. The increase in orders for the second quarter of 2014 was due to internal order growth of approximately 2%, acquisitions added 18% and foreign currency translation was a favorable 1% effect. As a result, the Company’s backlog of unfilled orders was a record at June 30, 2014 of $1,251.0 million, an increase of $111.0 million or 9.7%, compared with $1,140.0 million at December 31, 2013.

Results of Operations (continued)

Segment operating income for the second quarter of 2014 was $243.6 million, an increase of $30.6 million or 14.4%, compared with segment operating income of $213.0 million for the second quarter of 2013. The increase in segment operating income resulted primarily from the acquisitions and internal sales growth mentioned above, as well as the benefits of the Company’s Operational Excellence initiatives. Segment operating income, as a percentage of net sales, increased to 24.6% for the second quarter of 2014, compared with 24.2% for the second quarter of 2013. The increase in segment operating margins resulted primarily from the benefits of the Company’s Operational Excellence initiatives.

Selling, general and administrative (“SG&A”) expenses for the second quarter of 2014 were $113.3 million, an increase of $18.4 million or 19.4%, compared with $94.9 million for the second quarter of 2013. As a percentage of net sales, SG&A expenses were 11.4% for the second quarter of 2014, compared with 10.8% for the second quarter of 2013. Selling expenses increased $16.9 million or 20.0% for the second quarter of 2014 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, increased to 10.3% for the second quarter of 2014, compared with 9.6% for the second quarter of 2013. Base business selling expenses increased approximately 6% for the second quarter of 2014, which was in line with internal sales growth (net of foreign currency translation).

Corporate administrative expenses for the second quarter of 2014 were $11.8 million, an increase of $1.5 million or 14.6%, compared with $10.3 million for the second quarter of 2013. As a percentage of net sales, corporate administrative expenses were 1.2% for both the second quarter of 2014 and 2013. The increase in corporate administrative expenses was primarily driven by higher consulting and compensation-related expenses.

Consolidated operating income was $231.7 million or 23.4% of net sales for the second quarter of 2014, an increase of $29.1 million or 14.4%, compared with $202.6 million or 23.1% of net sales for the second quarter of 2013.

The effective tax rate for the second quarter of 2014 was 28.0%, compared with 29.4% for the second quarter of 2013. The effective tax rate for 2014 reflects a higher proportion of foreign earnings, which are taxed at lower rates, as well as the ongoing benefit of international tax planning initiatives.

Net income for the second quarter of 2014 was $150.1 million, an increase of $21.8 million or 17.0%, compared with $128.3 million for the second quarter of 2013. Diluted earnings per share for the second quarter of 2014 were $0.61, an increase of $0.09 or 17.3%, compared with $0.52 per diluted share for the second quarter of 2013.

Results of Operations (continued)

Segment Results

EIG’s net sales totaled $573.3 million for the second quarter of 2014, an increase of $90.0 million or 18.6%, compared with $483.3 million for the second quarter of 2013. The net sales increase included internal sales growth of approximately 4% and foreign currency translation was a favorable 1% effect. The acquisitions of VTI, Teseq, Powervar, Creaform and CSI accounted for the remainder of the net sales increase.

EIG’s operating income was $151.5 million for the second quarter of 2014, an increase of $21.9 million or 16.9%, compared with $129.6 million for the second quarter of 2013. EIG’s increase in operating income was primarily due to higher sales mentioned above. EIG’s operating margins were 26.4% of net sales for the second quarter of 2014, compared with 26.8% of net sales for the second quarter of 2013. EIG’s decrease in operating margins was driven by the impact of the recent acquisitions, which have lower operating margins than the Group’s base businesses, partially offset by the benefit of the Group’s Operational Excellence initiatives.

EMG’s net sales totaled $417.4 million for the second quarter of 2014, an increase of $21.9 million or 5.5%, compared with $395.5 million for the second quarter of 2013. The net sales increase included internal sales growth of approximately 4%, with foreign currency translation driving the remaining increase.

EMG’s operating income was $92.1 million for the second quarter of 2014, an increase of $8.7 million or 10.4%, compared with $83.4 million for the second quarter of 2013. EMG’s operating margins were 22.1% of net sales for the second quarter of 2014, compared with 21.1% of net sales for the second quarter of 2013. EMG’s increase in operating income and operating margins was primarily due to the benefit of the Group’s Operational Excellence initiatives on higher sales.

Results of Operations (continued)

Results of operations for the first six months of 2014 compared with the first six months of 2013

Net sales for the first six months of 2014 were $1,966.0 million, an increase of $204.3 million or 11.6%, compared with net sales of $1,761.7 million for the first six months of 2013. The increase in net sales for the first six months of 2014 was attributable to higher order rates which drove internal sales growth of approximately 4%, acquisitions added 7% and foreign currency translation was a favorable 1% effect.

Total international sales for the first six months of 2014 were $1,098.6 million or 55.9% of net sales, an increase of $139.5 million or 14.5%, compared with international sales of $959.1 million or 54.4% of net sales for the first six months of 2013. The $139.5 million increase in international sales resulted from higher sales growth and the acquisitions mentioned above, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the first six months of 2014 were $2,077.0 million, an increase of $304.2 million or 17.2%, compared with $1,772.8 million for the first six months of 2013. The increase in orders for the first six months of 2014 was due to internal order growth of approximately 2% primarily driven by EIG, acquisitions added 13% and foreign currency translation was a favorable 2% effect.

Segment operating income for the first six months of 2014 was $477.8 million, an increase of $55.1 million or 13.0%, compared with segment operating income of $422.7 million for the first six months of 2013. The increase in segment operating income resulted primarily from the acquisitions and internal sales growth mentioned above, as well as the benefits of the Company’s Operational Excellence initiatives. Segment operating income, as a percentage of net sales, increased to 24.3% for the first six months of 2014, compared with 24.0% for the first six months of 2013. The increase in segment operating margins resulted primarily from the benefits of the Company’s Operational Excellence initiatives.

SG&A expenses for the first six months of 2014 were $225.9 million, an increase of $33.4 million or 17.4%, compared with $192.5 million for the first six months of 2013. As a percentage of net sales, SG&A expenses were 11.5% for the first six months of 2014, compared with 10.9% for the first six months of 2013. Selling expenses increased $31.9 million or 18.8% for the first six months of 2014 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, increased to 10.3% for the first six months of 2014, compared with 9.6% for the first six months of 2013. Base business selling expenses increased approximately 5% for the first six months of 2014, which was in line with internal sales growth (net of foreign currency translation).

Corporate administrative expenses for the first six months of 2014 were $24.2 million, an increase of $1.5 million or 6.6%, compared with $22.7 million for the first six months of 2013. As a percentage of net sales, corporate administrative expenses were 1.2% for the first six months of 2014, compared with 1.3% for the first six months of 2013. The increase in corporate administrative expenses was primarily driven by higher consulting and compensation-related expenses.

Consolidated operating income was $453.4 million or 23.1% of net sales for the first six months of 2014, an increase of $53.6 million or 13.4%, compared with $399.8 million or 22.7% of net sales for the first six months of 2013.

Interest expense was $37.8 million for the first six months of 2014, an increase of $1.3 million or 3.6%, compared with $36.5 million for the first six months of 2013. The increase was due to higher borrowings under revolving credit facilities to help fund the recent acquisitions.

Other expenses, net were $8.2 million for the first six months of 2014, an increase of $3.0 million, compared with $5.2 million for the first six months of 2013. The increase was primarily driven by acquisition-related expenses.

Results of Operations (continued)

The effective tax rate for the first six months of 2014 was 28.6%, compared with 29.2% for the first six months of 2013. The effective tax rate for 2014 reflects a higher proportion of foreign earnings, which are taxed at lower rates, as well as the ongoing benefit of international tax planning initiatives. The first six months of 2013 effective tax rate reflected the retroactive extension of the U.S. research and development tax credit. This credit was not extended into 2014.

Net income for the first six months of 2014 was $290.6 million, an increase of $37.1 million or 14.6%, compared with $253.5 million for the first six months of 2013. Diluted earnings per share for the first six months of 2014 were $1.18, an increase of $0.15 or 14.6%, compared with $1.03 per diluted share for the first six months of 2013.

Segment Results

EIG’s net sales totaled $1,145.7 million for the first six months of 2014, an increase of $177.9 million or 18.4%, compared with $967.8 million for the first six months of 2013. The net sales increase included internal sales growth of approximately 5%. The acquisitions of VTI, Teseq, Powervar, Creaform and CSI accounted for the remainder of the net sales increase. Foreign currency translation was flat quarter over quarter.

EIG’s operating income was $301.8 million for the first six months of 2014, an increase of $40.5 million or 15.5%, compared with $261.3 million for the first six months of 2013. EIG’s increase in operating income was primarily due to higher sales mentioned above. EIG’s operating margins were 26.3% of net sales for the first six months of 2014, compared with 27.0% of net sales for the first six months of 2013. EIG’s decrease in operating margins was driven by the impact of the recent acquisitions, which have lower operating margins than the Group’s base businesses, partially offset by the benefit of the Group’s Operational Excellence initiatives.

EMG’s net sales totaled $820.3 million for the first six months of 2014, an increase of $26.5 million or 3.3%, compared with $793.8 million for the first six months of 2013. The net sales increase included internal sales growth of approximately 2% and foreign currency translation was a favorable 1% effect.

EMG’s operating income was $176.0 million for the first six months of 2014, an increase of $14.6 million or 9.0%, compared with $161.4 million for the first six months of 2013. EMG’s operating margins were 21.5% of net sales for the first six months of 2014, compared with 20.3% of net sales for the first six months of 2013. EMG’s increase in operating income and operating margins was primarily due to the benefit of the Group’s Operational Excellence initiatives on higher sales.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $316.0 million for the first six months of 2014, an increase of $31.0 million or 10.9%, compared with $285.0 million for the first six months of 2013. The increase in cash provided by operating activities was primarily due to the $37.1 million increase in net income, partially offset by higher overall operating working capital levels necessary to grow the Company’s businesses. Free cash flow (cash flow provided by operating activities less capital expenditures) was $286.8 million for the first six months of 2014, compared with $263.4 million for the first six months of 2013. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $511.1 million for the first six months of 2014, compared with $451.8 million for the first six months of 2013. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $485.7 million for the first six months of 2014, compared with $17.2 million for the first six months of 2013. For the first six months of 2014, the Company paid $458.7 million, net of cash acquired, to acquire Teseq in January 2014, VTI in February 2014, Luphos in May 2014 and Zygo in June 2014. Additions to property, plant and equipment totaled $29.3 million for the first six months of 2014, compared with $21.6 million for the first six months of 2013.

Cash provided by financing activities totaled $158.1 million for the first six months of 2014, compared with $214.1 million of cash used for financing activities for the first six months of 2013. The change in financing cash flow was primarily the result of a net total borrowings increase of $180.9 million for the first six months of 2014 to partially fund the 2014 acquisitions, compared with a net total borrowings decrease of $194.1 million for the first six months of 2013. For the first six months of 2014, the Company repurchased approximately 33,000 shares of the Company’s common stock for $1.7 million, compared with $8.5 million used for repurchases of approximately 206,000 shares of the Company’s common stock for the first six months of 2013. At June 30, 2014, $90.7 million was available under a Board authorization for future share repurchases.

Cash dividends paid for the first six months of 2014 were $36.7 million, compared with $29.2 million of cash dividends paid for the first six months of 2013. On May 8, 2014, the Company’s Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.09 per common share from $0.06 per common share. The dividend was paid on June 30, 2014 to stockholders of record on June 16, 2014.

At June 30, 2014, total debt outstanding was $1,602.7 million, compared with $1,415.1 million at December 31, 2013, with no significant maturities until the third quarter of 2015. The debt-to-capital ratio was 31.9% at June 30, 2014, compared with 31.1% at December 31, 2013. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 27.8% at June 30, 2014, compared with 26.3% at December 31, 2013. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first six months of 2014, cash and cash equivalents at June 30, 2014 totaled $282.8 million, compared with $295.2 million at December 31, 2013. At June 30, 2014, the Company had $258.9 million in cash outside the United States, compared with $291.4 million at December 31, 2013. The Company utilizes this cash to operate its international operations, as well as acquire international businesses. In January 2014, the Company acquired a Swiss company, Teseq Group, for approximately 78 million Swiss francs (approximately $87 million). The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2014. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2014 to April 30, 2014	—	$—	—	$92,408,616
May 1, 2014 to May 31, 2014	30,132	52.93	30,132	90,813,735
June 1, 2014 to June 30, 2014	2,515	52.67	2,515	90,681,263

Total	32,647	52.91	32,647

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $100 million authorization for the repurchase of its common stock announced in November 2011. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ William J. Burke
William J. Burke
Senior Vice President - Comptroller & Treasurer
(Principal Accounting Officer)

August 6, 2014