Form 10-Q
period 2014-09-30
AMETEK INC/
filed 2014-11-06
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 29, 2014 was 245,932,769 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,031,811	$890,006	$2,997,821	$2,651,668

Operating expenses:
Cost of sales, excluding depreciation	677,739	572,125	1,933,554	1,713,797
Selling, general and administrative	119,205	98,969	345,146	291,489
Depreciation	16,724	14,226	47,619	41,848

Total operating expenses	813,668	685,320	2,326,319	2,047,134

Operating income	218,143	204,686	671,502	604,534
Other expenses:
Interest expense	(19,543)	(18,243)	(57,362)	(54,720)
Other, net	(8,639)	(6,291)	(16,842)	(11,482)

Income before income taxes	189,961	180,152	597,298	538,332
Provision for income taxes	48,150	52,288	164,838	157,001

Net income	$141,811	$127,864	$432,460	$381,331

Basic earnings per share	$0.58	$0.52	$1.76	$1.56

Diluted earnings per share	$0.57	$0.52	$1.75	$1.55

Weighted average common shares outstanding:
Basic shares	245,439	244,049	245,184	243,667

Diluted shares	247,643	245,930	247,425	245,815

Dividends declared and paid per share	$0.09	$0.06	$0.24	$0.18

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total comprehensive income	$58,400	$171,760	$356,228	$401,737

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$369,613	$295,203
Receivables, less allowance for possible losses	593,452	536,701
Inventories	526,674	452,848
Deferred income taxes	47,404	38,815
Other current assets	52,987	45,562

Total current assets	1,590,130	1,369,129

Property, plant and equipment, net	451,551	402,790
Goodwill	2,633,188	2,408,363
Other intangibles, net of accumulated amortization	1,665,033	1,473,926
Investments and other assets	231,159	223,694

Total assets	$6,571,061	$5,877,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$163,202	$273,315
Accounts payable	381,820	347,638
Income taxes payable	35,441	40,007
Accrued liabilities	251,246	213,585

Total current liabilities	831,709	874,545

Long-term debt	1,473,482	1,141,750
Deferred income taxes	634,611	558,555
Other long-term liabilities	163,452	166,931

Total liabilities	3,103,254	2,741,781

Stockholders’ equity:
Common stock	2,587	2,581
Capital in excess of par value	481,142	448,700
Retained earnings	3,339,749	2,966,015
Accumulated other comprehensive loss	(141,471)	(65,239)
Treasury stock	(214,200)	(215,936)

Total stockholders’ equity	3,467,807	3,136,121

Total liabilities and stockholders’ equity	$6,571,061	$5,877,902

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash provided by (used for):
Operating activities:
Net income	$432,460	$381,331
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	102,800	86,941
Deferred income taxes	(346)	(1,656)
Share-based compensation expense	15,055	16,526
Gain on sale of facility	(869)	(11,590)
Net change in assets and liabilities, net of acquisitions	(32,720)	(13,732)
Pension contribution and other	(3,726)	(6,713)

Total operating activities	512,654	451,107

Investing activities:
Additions to property, plant and equipment	(47,279)	(37,147)
Purchases of businesses, net of cash acquired	(573,647)	(163,978)
Proceeds from sale of facility	950	12,799
Other	2,392	4,837

Total investing activities	(617,584)	(183,489)

Financing activities:
Net change in short-term borrowings	(262,943)	(155,208)
Additional long-term borrowings	500,000	872
Reduction in long-term borrowings	(533)	(486)
Repurchases of common stock	(1,885)	(8,452)
Cash dividends paid	(58,726)	(43,759)
Excess tax benefits from share-based payments	6,279	12,861
Proceeds from employee stock plans	11,743	19,489

Total financing activities	193,935	(174,683)

Effect of exchange rate changes on cash and cash equivalents	(14,595)	3,959

Increase in cash and cash equivalents	74,410	96,894

Cash and cash equivalents:
As of January 1	295,203	157,984

As of September 30	$369,613	$254,878

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2014, and the consolidated results of its operations for the three and nine months ended September 30, 2014 and 2013 and its cash flows for the nine months ended September 30, 2014 and 2013 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

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

September 30, 2014

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Weighted average shares:
Basic shares	245,439	244,049	245,184	243,667
Equity-based compensation plans	2,204	1,881	2,241	2,148

Diluted shares	247,643	245,930	247,425	245,815

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$4,668	$(62,728)	$(58,060)	$(59,418)	$(115,402)	$(174,820)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(39,899)	—	(39,899)	24,755	—	24,755
Change in long-term intercompany notes	(37,018)	—	(37,018)	8,752	—	8,752
Net investment hedges	(11,021)	—	(11,021)	11,234	—	11,234
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	1,030	1,030	—	3,411	3,411
Income tax benefit (expense)	3,857	(360)	3,497	(3,063)	(1,193)	(4,256)

Other comprehensive (loss) income, net of tax	(84,081)	670	(83,411)	41,678	2,218	43,896

Balance at the end of the period	$(79,413)	$(62,058)	$(141,471)	$(17,740)	$(113,184)	$(130,924)

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(1,171)	$(64,068)	$(65,239)	$(31,492)	$(119,838)	$(151,330)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(35,540)	—	(35,540)	3,388	—	3,388
Change in long-term intercompany notes	(38,154)	—	(38,154)	927	—	927
Net investment hedges	(6,997)	—	(6,997)	9,761	—	9,761
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	3,092	3,092	—	10,233	10,233
Income tax benefit (expense)	2,449	(1,082)	1,367	(324)	(3,579)	(3,903)

Other comprehensive (loss) income, net of tax	(78,242)	2,010	(76,232)	13,752	6,654	20,406

Balance at the end of the period	$(79,413)	$(62,058)	$(141,471)	$(17,740)	$(113,184)	$(130,924)

Reclassifications for the amortization of defined benefit pension plans are included in Cost of sales, excluding depreciation in the consolidated statement of income. See Note 13 for further details.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

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

The following table provides the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, consistent with the fair value hierarchy:

	September 30, 2014	December 31, 2013
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$9,520	$8,234

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the nine months ended September 30, 2014, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2014.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at September 30, 2014 and December 31, 2013 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(5,360)	$(5,360)	$(268,764)	$(268,764)
Long-term debt (including current portion)	(1,631,324)	(1,760,278)	(1,146,301)	(1,290,466)

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

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

Foreign Currency

At September 30, 2014, the Company had no forward contracts outstanding. For the three and nine months ended September 30, 2014, realized gains and losses on foreign currency forward contracts were not significant. At December 31, 2013, the Company had two Euro forward contracts for a total of 21.7 million Euro ($28 thousand fair value unrealized loss at December 31, 2013) and one 61.0 million Swiss franc forward contract ($511 thousand fair value unrealized loss at December 31, 2013) outstanding. The Company has not designated its foreign currency forward contracts as hedges.

6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2014, these net investment hedges included British-pound-denominated long-term debt and Euro-denominated short-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At September 30, 2014, the Company had $194.6 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At September 30, 2014, the Company had a $63.1 million Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $10.0 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2014.

7.	Inventories

	September 30, 2014	December 31, 2013
	(In thousands)
Finished goods and parts	$87,474	$76,086
Work in process	107,830	85,518
Raw materials and purchased parts	331,370	291,244

Total inventories	$526,674	$452,848

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

8.	Acquisitions

The Company spent $573.6 million in cash, net of cash acquired, to acquire Teseq Group in January 2014, VTI Instruments (“VTI”) in February 2014, Luphos GmbH in May 2014, Zygo Corporation in June 2014 and Amptek, Inc. in August 2014. Teseq is a manufacturer of test and measurement instrumentation for electromagnetic compatibility (“EMC”) testing. VTI is a manufacturer of high precision test and measurement instrumentation. Luphos’ core technology is used in the measurement of complex aspheric optical surfaces and other surfaces through non-contact methods. Zygo is a provider of optical metrology solutions, high precision optics and optical assemblies for use in a wide range of scientific, industrial and medical applications. Amptek is a manufacturer of instrumentation and detectors used to identify composition of materials using x-ray fluorescence. Teseq, VTI, Luphos, Zygo and Amptek are part of AMETEK’s Electronic Instruments Group.

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$61.8
Goodwill	267.4
Other intangible assets	275.9
Deferred income taxes	(70.9)
Net working capital and other*	39.4

Total purchase price	$573.6

*	Includes $33.9 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: Teseq manufactures a broad line of conducted and radiated EMC compliance testing systems and radio-frequency amplifiers for a wide range of industries, including aerospace, automotive, consumer electronics, medical equipment, telecommunications and transportation. Teseq provides the Company with opportunities for accelerating product innovation and market expansion worldwide. VTI broadens the Company’s capabilities in the high end test and measurement market and provides additional technology differentiation. Luphos’ technology expands the Company’s metrology capabilities across a broader range of surface finishes and profiles. Zygo’s position in non-contact optical metrology complements the Company’s position in contact metrology and enables the Company to offer its customers a full range of metrology solutions. Amptek broadens the Company’s position in the process and analytical instrumentations markets. The Company expects approximately $6.3 million of the goodwill recorded in connection with the 2014 acquisitions will be tax deductible in future years.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2014 acquisitions, as well as accounting for income taxes associated with its 2014 acquisitions and the 2013 acquisition of Creaform, Inc.

At September 30, 2014, purchase price allocated to other intangible assets of $275.9 million consists of $52.7 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $223.2 million of other intangible assets consist of $175.8 million of customer relationships, which are being amortized over a period of five to 20 years, $0.8 million of trade names, which are being amortized over a period of ten years and $46.6 million of purchased technology, which is being amortized over a period of 15 to 18 years. Amortization expense for each of the next five years for the 2014 acquisitions listed above is expected to approximate $12.0 million per year.

The 2014 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2014. Had the 2014 acquisitions been made at the beginning of 2014 or 2013, unaudited pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2014 or 2013.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

9.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
		(In millions)
Balance at December 31, 2013	$1,410.8	$997.6	$2,408.4
Goodwill acquired	267.4	—	267.4
Purchase price allocation adjustments and other	(1.2)	—	(1.2)
Foreign currency translation adjustments	(22.2)	(19.2)	(41.4)

Balance at September 30, 2014	$1,654.8	$978.4	$2,633.2

10.	Income Taxes

At September 30, 2014, the Company had gross unrecognized tax benefits of $67.8 million, of which $61.2 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2013	$55.2
Additions for tax positions	23.5
Reductions for tax positions	(10.9)

Balance at September 30, 2014	$67.8

Additions for tax positions were primarily driven by acquisitions. Reductions for tax positions were primarily driven by the final closure of a tax year related to an acquired entity.

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2014 and 2013 were not significant.

11.	Debt

In the third quarter of 2014, the Company completed a private placement agreement to sell $700 million in senior notes to a group of institutional investors. There are three funding dates for the senior notes. The first funding occurred in September 2014 for $500 million, consisting of $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. The second funding date will be in June 2015 for $50 million in aggregate principal amount of 3.91% senior notes due June 2025. The third funding date will be in August 2015 for $150 million, consisting of $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035. The senior notes will carry a weighted average interest rate of 3.88%. The senior notes are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the first funding of the senior notes were used to pay down all domestic borrowings under the Company’s revolving credit facility.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

12.	Share-Based Compensation

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Expected volatility	23.9%	28.1%
Expected term (years)	5.0	5.0
Risk-free interest rate	1.63%	0.75%
Expected dividend yield	0.45%	0.57%
Black-Scholes-Merton fair value per stock option granted	$12.21	$10.17

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

Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Stock option expense	$1,887	$2,946	$7,227	$8,005
Restricted stock expense	2,860	2,072	7,828	8,521

Total pre-tax expense	4,747	5,018	15,055	16,526
Related tax benefit	(1,423)	(1,657)	(4,710)	(5,390)

Reduction of net income	$3,324	$3,361	$10,345	$11,136

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2013	6,394	$27.13
Granted	976	53.13
Exercised	(664)	22.08
Forfeited	(130)	39.19

Outstanding at September 30, 2014	6,576	$31.26	3.8	$127.4

Exercisable at September 30, 2014	4,008	$23.45	2.7	$107.3

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2014 was $20.3 million. The total fair value of stock options vested during the nine months ended September 30, 2014 was $8.9 million. As of September 30, 2014, there was approximately $18.2 million of expected future pre-tax compensation expense related to the 2.6 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.

The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2013	987	$36.12
Granted	316	52.80
Vested	(102)	34.04
Forfeited	(71)	36.71

Nonvested restricted stock outstanding at September 30, 2014	1,130	$41.11

The total fair value of restricted stock vested during the nine months ended September 30, 2014 was $3.5 million. As of September 30, 2014, there was approximately $29.3 million of expected future pre-tax compensation expense related to the 1.1 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

13.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Defined benefit plans:
Service cost	$1,630	$1,462	$4,910	$4,724
Interest cost	7,237	6,393	21,732	19,441
Expected return on plan assets	(12,582)	(11,219)	(37,749)	(33,677)
Amortization of net actuarial loss and other	1,030	3,176	3,092	9,998

Pension (income) expense	(2,685)	(188)	(8,015)	486

Other plans:
Defined contribution plans	5,163	4,280	15,888	13,842
Foreign plans and other	1,397	1,282	4,169	3,837

Total other plans	6,560	5,562	20,057	17,679

Total net pension expense	$3,875	$5,374	$12,042	$18,165

For the nine months ended September 30, 2014 and 2013, contributions to the Company’s defined benefit pension plans were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

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

Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Balance at the beginning of the period	$28,036	$27,792
Accruals for warranties issued during the period	7,252	5,064
Settlements made during the period	(9,291)	(7,238)
Warranty accruals related to acquired businesses and other during the period	3,268	255

Balance at the end of the period	$29,265	$25,873

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2014, the Company is named a Potentially Responsible Party (“PRP”) at 16 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 14 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In ten of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the two remaining sites where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group or investigating the PRP claim and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at September 30, 2014 and December 31, 2013 were $25.2 million and $21.9 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2014, the Company recorded $5.0 million in reserves, primarily related to a 2014 business acquisition. These reserves relate to the estimated costs to remediate known environmental issues at sites associated with the acquired business. Additionally, the Company spent $1.7 million on environmental matters for the nine months ended September 30, 2014. The Company’s reserves for environmental liabilities at September 30, 2014 and December 31, 2013 include reserves of $12.7 million and $13.3 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At September 30, 2014, the Company had $11.5 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

At September 30, 2014, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2013, other than those described in the acquisitions footnote (Note 8), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

17.	Subsequent Event

On November 5, 2014, the Company’s Board of Directors approved an increase of $200 million in the authorization for repurchase of Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Net sales(1):
Electronic Instruments	$631,569	$499,847	$1,777,252	$1,467,687
Electromechanical	400,242	390,159	1,220,569	1,183,981

Consolidated net sales	$1,031,811	$890,006	$2,997,821	$2,651,668

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$148,313	$138,934	$450,131	$400,255
Electromechanical	82,001	77,480	258,014	238,874

Total segment operating income	230,314	216,414	708,145	639,129
Corporate administrative and other expenses	(12,171)	(11,728)	(36,643)	(34,595)

Consolidated operating income	218,143	204,686	671,502	604,534
Interest and other expenses, net	(28,182)	(24,534)	(74,204)	(66,202)

Consolidated income before income taxes	$189,961	$180,152	$597,298	$538,332

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the third quarter of 2014 compared with the third quarter of 2013

For the quarter ended September 30, 2014, the Company established records for sales and posted strong operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from strong internal sales growth in both the Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”), contributions from the acquisitions of Amptek, Inc. in August 2014, Zygo Corporation in June 2014, Luphos GmbH in May 2014, VTI Instruments (“VTI”) in February 2014, Teseq Group in January 2014, Powervar, Inc. in December 2013 and Creaform, Inc. in October 2013, as well as our Operational Excellence initiatives. The full year impact of the 2014 and 2013 acquisitions and our continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of our 2014 results.

Net sales for the third quarter of 2014 were $1,031.8 million, an increase of $141.8 million or 15.9%, compared with net sales of $890.0 million for the third quarter of 2013. The increase in net sales for the third quarter of 2014 was attributable to higher order rates which drove internal sales growth of approximately 3%, acquisitions added 12% and foreign currency translation was the remainder of the increase.

Total international sales for the third quarter of 2014 were $547.9 million or 53.1% of net sales, an increase of $65.7 million or 13.6%, compared with international sales of $482.2 million or 54.2% of net sales for the third quarter of 2013. The $65.7 million increase in international sales resulted from higher sales growth and the acquisitions mentioned above, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the third quarter of 2014 were $996.0 million, an increase of $58.9 million or 6.3%, compared with $937.1 million for the third quarter of 2013. The increase in orders for the third quarter of 2014 was due to internal order growth of approximately 3% primarily driven by EIG, acquisitions added 8% and foreign currency translation was an unfavorable 5% effect. As a result, the Company’s backlog of unfilled orders at September 30, 2014 was $1,215.2 million, an increase of $75.2 million or 6.6%, compared with $1,140.0 million at December 31, 2013.

Results of Operations (continued)

Segment operating income for the third quarter of 2014 was $230.3 million, an increase of $13.9 million or 6.4%, compared with segment operating income of $216.4 million for the third quarter of 2013. The increase in segment operating income resulted primarily from the acquisitions and internal sales growth mentioned above, as well as the benefits of the Company’s Operational Excellence initiatives, partially offset by a $9.1 million severance charge and $4.5 million fair value inventory adjustment, both related to the Zygo acquisition (“the Zygo integration costs”). Segment operating income, as a percentage of net sales, decreased to 22.3% for the third quarter of 2014, compared with 24.3% for the third quarter of 2013. The decrease in segment operating margins resulted primarily from the Zygo integration costs noted above, partially offset by the benefits of the Company’s Operational Excellence initiatives. Also, the third quarter of 2013 segment operating income and segment operating margins included an $11.6 million gain on the sale of a facility that was partially offset by incremental growth investments in the businesses.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2014 were $119.2 million, an increase of $20.2 million or 20.4%, compared with $99.0 million for the third quarter of 2013. As a percentage of net sales, SG&A expenses were 11.6% for the third quarter of 2014, compared with 11.1% for the third quarter of 2013. Selling expenses increased $19.8 million or 22.7% for the third quarter of 2014 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, increased to 10.4% for the third quarter of 2014, compared with 9.8% for the third quarter of 2013. Base business selling expenses increased approximately 4% for the third quarter of 2014, which was in line with internal sales growth.

Corporate administrative expenses for the third quarter of 2014 were $12.1 million, an increase of $0.5 million or 4.3%, compared with $11.6 million for the third quarter of 2013. As a percentage of net sales, corporate administrative expenses were 1.2% for the third quarter of 2014, compared with 1.3% for the third quarter of 2013. The increase in corporate administrative expenses was primarily driven by higher compensation-related expenses.

Consolidated operating income was $218.1 million or 21.1% of net sales for the third quarter of 2014, an increase of $13.4 million or 6.5%, compared with $204.7 million or 23.0% of net sales for the third quarter of 2013.

Interest expense was $19.5 million for the third quarter of 2014, an increase of $1.3 million or 7.1%, compared with $18.2 million for the third quarter of 2013. The increase was due to higher borrowings under revolving credit facilities to help fund the recent acquisitions, noted above.

Other expenses, net were $8.6 million for the third quarter of 2014, an increase of $2.3 million, compared with $6.3 million for the third quarter of 2013. The increase was primarily driven by a $5.5 million reversal of an insurance policy receivable related to a specific uncertain tax position liability of an acquired entity discussed further below, partially offset by lower acquisition-related expenses.

The effective tax rate for the third quarter of 2014 was 25.3%, compared with 29.0% for the third quarter of 2013. During the third quarter of 2014, due to the final closure of a tax year, the Company released $12.9 million of uncertain tax position liabilities related to an acquired entity. Partially offsetting this benefit during the third quarter of 2014 were tax costs related to certain international tax planning initiatives and the non-deductibility of an insurance policy receivable reversal and a portion of the third quarter Zygo severance charge, both discussed above.

Net income for the third quarter of 2014 was $141.8 million, an increase of $13.9 million or 10.9%, compared with $127.9 million for the third quarter of 2013. Diluted earnings per share for the third quarter of 2014 were $0.57, an increase of $0.05 or 9.6%, compared with $0.52 per diluted share for the third quarter of 2013.

Results of Operations (continued)

Segment Results

EIG’s net sales totaled $631.6 million for the third quarter of 2014, an increase of $131.8 million or 26.4%, compared with $499.8 million for the third quarter of 2013. The net sales increase included internal sales growth of approximately 4%. The acquisitions of Amptek, Zygo, Luphos, VTI, Teseq, Powervar and Creaform accounted for the remainder of the net sales increase. Foreign currency translation was flat quarter over quarter.

EIG’s operating income was $148.3 million for the third quarter of 2014, an increase of $9.4 million or 6.8%, compared with $138.9 million for the third quarter of 2013. EIG’s increase in operating income was primarily due to higher sales mentioned above, partially offset by the Zygo integration costs noted above. EIG’s operating margins were 23.5% of net sales for the third quarter of 2014, compared with 27.8% of net sales for the third quarter of 2013. EIG’s decrease in operating margins resulted primarily from the Zygo integration costs noted above. Also, EIG’s third quarter of 2013 operating margins included an $11.6 million gain on the sale of a facility that was partially offset by incremental growth investments in the businesses.

EMG’s net sales totaled $400.2 million for the third quarter of 2014, an increase of $10.0 million or 2.6%, compared with $390.2 million for the third quarter of 2013. The net sales increase included internal sales growth of approximately 2%, with foreign currency translation driving the remainder of the increase.

EMG’s operating income was $82.0 million for the third quarter of 2014, an increase of $4.5 million or 5.8%, compared with $77.5 million for the third quarter of 2013. EMG’s operating margins were 20.5% of net sales for the third quarter of 2014, compared with 19.9% of net sales for the third quarter of 2013. EMG’s increase in operating income and operating margins was primarily due to the benefit of the Group’s Operational Excellence initiatives on higher sales.

Results of Operations (continued)

Results of operations for the first nine months of 2014 compared with the first nine months of 2013

Net sales for the first nine months of 2014 were $2,997.8 million, an increase of $346.1 million or 13.1%, compared with net sales of $2,651.7 million for the first nine months of 2013. The increase in net sales for the first nine months of 2014 was attributable to higher order rates which drove internal sales growth of approximately 3%, acquisitions added 9% and foreign currency translation was the remainder of the increase.

Total international sales for the first nine months of 2014 were $1,646.5 million or 54.9% of net sales, an increase of $205.1 million or 14.2%, compared with international sales of $1,441.4 million or 54.4% of net sales for the first nine months of 2013. The $205.1 million increase in international sales resulted from higher sales growth and the acquisitions mentioned above, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the first nine months of 2014 were $3,073.0 million, an increase of $363.0 million or 13.4%, compared with $2,710.0 million for the first nine months of 2013. The increase in orders for the first nine months of 2014 was due to internal order growth of approximately 2% primarily driven by EIG and acquisitions added 11%. Foreign currency translation was flat period over period.

Segment operating income for the first nine months of 2014 was $708.1 million, an increase of $69.0 million or 10.8%, compared with segment operating income of $639.1 million for the first nine months of 2013. The increase in segment operating income resulted primarily from the acquisitions and internal sales growth mentioned above, as well as the benefits of the Company’s Operational Excellence initiatives, partially offset by the Zygo integration costs noted above. Segment operating income, as a percentage of net sales, decreased to 23.6% for the first nine months of 2014, compared with 24.1% for the first nine months of 2013. The decrease in segment operating margins resulted primarily from the Zygo integration costs noted above, partially offset by the benefits of the Company’s Operational Excellence initiatives.

SG&A expenses for the first nine months of 2014 were $345.1 million, an increase of $53.6 million or 18.4%, compared with $291.5 million for the first nine months of 2013. As a percentage of net sales, SG&A expenses were 11.5% for the first nine months of 2014, compared with 11.0% for the first nine months of 2013. Selling expenses increased $51.8 million or 20.1% for the first nine months of 2014 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, increased to 10.3% for the first nine months of 2014, compared with 9.7% for the first nine months of 2013. Base business selling expenses increased approximately 5% for the first nine months of 2014, which was in line with internal sales growth (net of foreign currency translation).

Corporate administrative expenses for the first nine months of 2014 were $36.2 million, an increase of $1.9 million or 5.5%, compared with $34.3 million for the first nine months of 2013. As a percentage of net sales, corporate administrative expenses were 1.2% for the first nine months of 2014, compared with 1.3% for the first nine months of 2013. The increase in corporate administrative expenses was primarily driven by higher compensation-related expenses.

Consolidated operating income was $671.5 million or 22.4% of net sales for the first nine months of 2014, an increase of $67.0 million or 11.1%, compared with $604.5 million or 22.8% of net sales for the first nine months of 2013.

Interest expense was $57.4 million for the first nine months of 2014, an increase of $2.7 million or 4.9%, compared with $54.7 million for the first nine months of 2013. The increase was due to higher borrowings under revolving credit facilities to help fund the recent acquisitions.

Other expenses, net were $16.8 million for the first nine months of 2014, an increase of $5.3 million, compared with $11.5 million for the first nine months of 2013. The increase was driven by a $5.5 million reversal of an insurance policy receivable related to a specific uncertain tax position liability of an acquired entity.

Results of Operations (continued)

The effective tax rate for the first nine months of 2014 was 27.6%, compared with 29.2% for the first nine months of 2013. The first nine months of 2014 effective tax rate reflects a release of $12.9 million of uncertain tax position liabilities related to an acquired entity due to the final closure of a tax year and a higher proportion of foreign earnings, which are taxed at lower rates. The first nine months of 2013 effective tax rate reflected the retroactive extension of the U.S. research and development tax credit. This credit was not extended into 2014.

Net income for the first nine months of 2014 was $432.5 million, an increase of $51.2 million or 13.4%, compared with $381.3 million for the first nine months of 2013. Diluted earnings per share for the first nine months of 2014 were $1.75, an increase of $0.20 or 12.9%, compared with $1.55 per diluted share for the first nine months of 2013.

Segment Results

EIG’s net sales totaled $1,777.3 million for the first nine months of 2014, an increase of $309.6 million or 21.1%, compared with $1,467.7 million for the first nine months of 2013. The net sales increase included internal sales growth of approximately 4%, the acquisitions of Amptek, Zygo, Luphos, VTI, Teseq, Powervar and Creaform added 16% and foreign currency translation was the remainder of the increase.

EIG’s operating income was $450.1 million for the first nine months of 2014, an increase of $49.8 million or 12.4%, compared with $400.3 million for the first nine months of 2013. EIG’s increase in operating income was primarily due to higher sales mentioned above, partially offset by the Zygo integration costs noted above. EIG’s operating margins were 25.3% of net sales for the first nine months of 2014, compared with 27.3% of net sales for the first nine months of 2013. EIG’s decrease in operating margins resulted primarily from the Zygo integration costs noted above, partially offset by the benefits of the Group’s Operational Excellence initiatives.

EMG’s net sales totaled $1,220.6 million for the first nine months of 2014, an increase of $36.6 million or 3.1%, compared with $1,184.0 million for the first nine months of 2013. The net sales increase included internal sales growth of approximately 2% and foreign currency translation was a favorable 1% effect.

EMG’s operating income was $258.0 million for the first nine months of 2014, an increase of $19.1 million or 8.0%, compared with $238.9 million for the first nine months of 2013. EMG’s operating margins were 21.1% of net sales for the first nine months of 2014, compared with 20.2% of net sales for the first nine months of 2013. EMG’s increase in operating income and operating margins was primarily due to the benefit of the Group’s Operational Excellence initiatives on higher sales.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $512.7 million for the first nine months of 2014, an increase of $61.6 million or 13.7%, compared with $451.1 million for the first nine months of 2013. The increase in cash provided by operating activities was primarily due to the $51.2 million increase in net income, the $15.9 million increase in depreciation and amortization and the $10.7 million decrease in gain on sale of facilities, partially offset by higher overall operating working capital levels necessary to grow the Company’s businesses. Free cash flow (cash flow provided by operating activities less capital expenditures) was $465.4 million for the first nine months of 2014, compared with $414.0 million for the first nine months of 2013. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $757.0 million for the first nine months of 2014, compared with $679.5 million for the first nine months of 2013. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $617.6 million for the first nine months of 2014, compared with $183.5 million for the first nine months of 2013. For the first nine months of 2014, the Company paid $573.6 million, net of cash acquired, to acquire Teseq in January 2014, VTI in February 2014, Luphos in May 2014, Zygo in June 2014 and Amptek in August 2014. For the first nine months of 2013, the Company paid $164.0 million, net of cash acquired, to acquire CSI in August 2013. For the first nine months of 2014 and 2013, the Company received $1.0 million and $12.8 million for the sale of a facility, respectively. Additions to property, plant and equipment totaled $47.3 million for the first nine months of 2014, compared with $37.1 million for the first nine months of 2013.

Cash provided by financing activities totaled $193.9 million for the first nine months of 2014, compared with $174.7 million of cash used for financing activities for the first nine months of 2013. The change in financing cash flow was primarily the result of a net total borrowings increase of $236.5 million for the first nine months of 2014 to partially fund the 2014 acquisitions, compared with a net total borrowings decrease of $154.8 million for the first nine months of 2013. Short-term borrowings decreased $262.9 million for the first nine months of 2014, compared with a decrease of $155.2 million for the first nine months of 2013. Long-term borrowings increased $499.5 million for the first nine months of 2014, compared to an increase of $0.4 million for the first nine months of 2013.

In the third quarter of 2014, the Company completed a private placement agreement to sell $700 million in senior notes to a group of institutional investors. There are three funding dates for the senior notes. The first funding occurred in September 2014 for $500 million, consisting of $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. The second funding date will be in June 2015 for $50 million in aggregate principal amount of 3.91% senior notes due June 2025. The third funding date will be in August 2015 for $150 million, consisting of $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035. The senior notes will carry a weighted average interest rate of 3.88%. The senior notes are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the first funding of the senior notes were used to pay down all domestic borrowings under the Company’s revolving credit facility.

For the first nine months of 2014, the Company repurchased approximately 36,000 shares of the Company’s common stock for $1.9 million, compared with $8.5 million used for repurchases of approximately 206,000 shares of the Company’s common stock for the first nine months of 2013. At September 30, 2014, $90.5 million was available under the Company’s Board of Directors $100 million authorization for repurchase of its common stock announced in November 2011.

On November 5, 2014, the Company’s Board of Directors approved an increase of $200 million in the authorization for repurchase of Company’s common stock.

Financial Condition (continued)

Cash dividends paid for the first nine months of 2014 were $58.7 million, compared with $43.8 million of cash dividends paid for the first nine months of 2013. On May 8, 2014, the Company’s Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.09 per common share from $0.06 per common share.

At September 30, 2014, total debt outstanding was $1,636.7 million, compared with $1,415.1 million at December 31, 2013, with no significant maturities until the third quarter of 2015 of $153.1 million. The debt-to-capital ratio was 32.1% at September 30, 2014, compared with 31.1% at December 31, 2013. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 26.8% at September 30, 2014, compared with 26.3% at December 31, 2013. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first nine months of 2014, cash and cash equivalents at September 30, 2014 totaled $369.6 million, compared with $295.2 million at December 31, 2013. At September 30, 2014, the Company had $307.1 million in cash outside the United States, compared with $291.4 million at December 31, 2013. The Company utilizes this cash to operate its international operations, as well as acquire international businesses. In January 2014, the Company acquired a Swiss company, Teseq Group, for approximately 78 million Swiss francs (approximately $87 million). The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

Contractual Obligations

As mentioned above, during the third quarter of 2014, the Company completed a private placement agreement to sell $700 million in senior notes (the first funding occurred in September 2014, the second funding date will be in June 2015 and the third funding date will be in August 2015). As a result of a net increase in long-term borrowings, the Company’s obligation for interest on long-term fixed-rate debt will increase compared to the obligation noted at December 31, 2013. There have been no other material changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2014. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2014 to July 31, 2014	1,321	$53.14	1,321	$90,611,065
August 1, 2014 to August 31, 2014	1,073	53.17	1,073	90,554,014
September 1, 2014 to September 30, 2014	412	53.08	412	90,532,145

Total	2,806	53.14	2,806

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $100 million authorization for the repurchase of its common stock announced in November 2011. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment No. 1 to the Note Purchase Agreement, dated as of August 30, 2007.

10.2	Amendment No. 1 to the Note Purchase Agreement, dated as of September 17, 2008.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ William J. Burke
William J. Burke
Senior Vice President - Comptroller & Treasurer
(Principal Accounting Officer)

November 6, 2014