Form 10-K
period 2014-12-31
AMETEK INC/
filed 2015-02-24
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12.8 billion as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of January 30, 2015 was 241,068,392.

Documents Incorporated by Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 6, 2015.

AMETEK, Inc.

2014 Form 10-K Annual Report

PART I

Item 1.	Business

General Development of Business

AMETEK, Inc. (“AMETEK” or the “Company”) is incorporated in Delaware. Its predecessor was originally incorporated in Delaware in 1930 under the name American Machine and Metals, Inc. AMETEK is a leading global manufacturer of electronic instruments and electromechanical devices with operations in North America, Europe, Asia and South America. AMETEK maintains its principal executive offices in suburban Philadelphia at 1100 Cassatt Road, Berwyn, Pennsylvania, 19312. Listed on the New York Stock Exchange (symbol: AME), the common stock of AMETEK is a component of the Standard and Poor’s 500 and the Russell 1000 Indices.

Website Access to Information

AMETEK’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com in the “Investors — Financial News and Information” section as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. AMETEK has posted free of charge on the investor information portion of its website its corporate governance guidelines, Board committee charters and codes of ethics. Those documents also are available in published form free of charge to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 1100 Cassatt Road, Berwyn, Pennsylvania, 19312.

Products and Services

AMETEK’s products are marketed and sold worldwide through two operating groups: Electronic Instruments (“EIG”) and Electromechanical (“EMG”). Electronic Instruments is a leader in the design and manufacture of advanced instruments for the process, aerospace, power and industrial markets. Electromechanical is a differentiated supplier of electrical interconnects, precision motion control solutions, specialty metals, thermal management systems, and floor care and specialty motors. Its end markets include aerospace and defense, medical, factory automation, mass transit, petrochemical and other industrial markets.

Competitive Strengths

Management believes AMETEK has significant competitive advantages that help strengthen and sustain its market positions. Those advantages include:

Significant Market Share.    AMETEK maintains significant market shares in a number of targeted niche markets through its ability to produce and deliver high-quality products at competitive prices. EIG has significant market positions in niche segments of the process, aerospace, power and industrial instrument markets. EMG holds significant positions in niche segments of the aerospace and defense, precision motion control, factory automation, robotics, medical and mass transit markets.

Technological and Development Capabilities.    AMETEK believes it has certain technological advantages over its competitors that allow it to maintain its leading market positions. Historically, it has demonstrated an ability to develop innovative new products that anticipate customer needs and to bring them to market successfully. It has consistently added to its investment in research, development and engineering and improved its new product development efforts with the adoption of Design for Six Sigma and Value Analysis/Value Engineering methodologies. These have improved the pace and quality of product innovation and resulted in the introduction of a steady stream of new products across all of AMETEK’s lines of business.

Efficient and Low-Cost Manufacturing Operations.    Through its Operational Excellence initiatives, AMETEK has established a lean manufacturing platform for its businesses. In its effort to achieve best-cost manufacturing, AMETEK has relocated manufacturing and expanded plants in Brazil, China, the Czech Republic, Malaysia, Mexico, and Serbia. These plants offer proximity to customers and provide opportunities for increasing international sales. Acquisitions also have allowed AMETEK to reduce costs and achieve operating synergies by consolidating operations, product lines and distribution channels, benefitting both of AMETEK’s operating groups.

Experienced Management Team.    Another component of AMETEK’s success is the strength of its management team and that team’s commitment to improving Company performance. AMETEK senior management has extensive industry experience and an average of approximately 23 years of AMETEK service. The management team is focused on achieving results, building stockholder value and continually growing AMETEK. Individual performance is tied to financial results through Company-established stock ownership guidelines and equity incentive programs.

Business Strategy

AMETEK is committed to achieving earnings growth through the successful implementation of a Corporate Growth Plan. The goal of that plan is double-digit annual percentage growth in earnings per share over the business cycle and a superior return on total capital. In addition, other financial initiatives have or may be undertaken, including public and private debt or equity issuance, bank debt refinancing, local financing in certain foreign countries and share repurchases.

AMETEK’s Corporate Growth Plan consists of four key strategies:

Operational Excellence.    Operational Excellence is AMETEK’s cornerstone strategy for improving profit margins and strengthening its competitive position across its businesses. Operational Excellence focuses on cost reductions, improvements in operating efficiencies and sustainable practices. It emphasizes team building and a participative management culture. AMETEK’s Operational Excellence strategies include lean manufacturing, global sourcing, Design for Six Sigma and Value Engineering/Value Analysis. Each plays an important role in improving efficiency, enhancing the pace and quality of innovation and cost reduction. Operational Excellence initiatives have yielded lower operating and administrative costs, shortened manufacturing cycle times, higher cash flow from operations and increased customer satisfaction. It also has played a key role in achieving synergies from newly acquired companies.

Strategic Acquisitions.    Acquisitions are a key to achieving the goals of AMETEK’s Corporate Growth Plan. Since the beginning of 2010 through December 31, 2014, AMETEK has completed 26 acquisitions with annualized sales totaling approximately $1.4 billion, including five acquisitions in 2014 (see “Recent Acquisitions”). AMETEK targets companies that offer the right strategic, technical and cultural fit. It seeks to acquire businesses in adjacent markets with complementary products and technologies. It also looks for businesses that provide attractive growth opportunities, often in new and emerging markets. Through these and prior acquisitions, AMETEK’s management team has developed considerable skill in identifying, acquiring and integrating new businesses. As it has executed its acquisition strategy, AMETEK’s mix of businesses has shifted toward those that are more highly differentiated and, therefore, offer better opportunities for growth and profitability.

Global & Market Expansion.    AMETEK has experienced dramatic growth outside the United States, reflecting an expanding international customer base and the attractive growth potential of its businesses in overseas markets. Its largest presence outside the United States is in Europe, where it has operations in the United Kingdom, Germany, France, Denmark, Italy, the Czech Republic, Serbia, Romania, Austria, Switzerland and the Netherlands. While Europe remains its largest overseas market, AMETEK has pursued growth opportunities worldwide, especially in key emerging markets. It has grown sales in Latin America and Asia by building, acquiring and expanding manufacturing facilities in Reynosa, Mexico; Sao Paulo, Brazil; Shanghai, China; and Penang, Malaysia. AMETEK also has expanded its sales and service capabilities in China and enhanced its sales presence and engineering capabilities in India. Elsewhere in Asia and in the Middle East, it has expanded sales, service and technical support. Recently acquired businesses have further added to AMETEK’s international presence. In recent years, AMETEK has acquired businesses with plants in Germany, Switzerland, the United Kingdom, Serbia and China as well as acquired domestically located businesses that derive a substantial portion of their revenues from global markets.

New Products.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has maintained a consistent investment in new product development and engineering. In 2014, AMETEK added to its highly differentiated product portfolio with a range of new products across each of its businesses. They included:

•	EDAX PRIAS, a ground-breaking imaging technique for users of scanning electron microscopes that provides them with unprecedented flexibility in conducting microstructural analysis;

•	Creaform Go!SCAN and HandySCAN 3D portable scanners that greatly expand the capabilities and ease of use of scanners for 3D printing and additive manufacturing applications;

•	JOFRA® ASC-400 portable signal calibrator that offers best-in-class accuracy and functionality for devices used to calibrate sensors and transmitters used in a wide range of industries;

•	Vision Research Phantom v2511 ultrahigh-speed digital camera that has the ability to capture a record 25,600 frames per second at full 1 megapixel resolution;

•

CAMECA LEAP 5000 atom probe, the latest advancement in tomographic atom probe technology and the only materials analysis technique able to provide 3D imaging and chemical composition analysis on the atomic scale;

•	Compact, higher efficiency and longer life Sunpower crycooler that extends advanced cryogenic cooling into the mini cryocooler market;

•	DiscusTM self-ventilating heat exchanger for cooling airborne and ground-based electronic and optical compartments without using contaminated external air;

•	NGI® (Next Generation Instrumentation) dashboard instruments for natural-gas fueled vehicles;

•	Cyclops L handheld non-contact thermometers that offer Bluetooth® connectivity and permit highly accurate, portable temperature measurement for industrial and environmental monitoring;

•	MINIVAP VPXpert portable vapor pressure tester that meets federally mandated requirements to vapor pressure test certain potentially volatile crude oil shipments and other liquids;

•	SPECTRO Genesis condition monitoring system that provides cost-effective analysis of wear metals and other contaminants in lubricating oils;

•	Hunter Spring retractable medical cord reels that offer molded-in antibacterial protection;

•	JEMStar II high accuracy electrical revenue meter for electrical utility generation and transmission substations; and

•	Talyrond 500H surface finish and roundness measurement tool for ultraprecision manufacturing.

2014 OVERVIEW

Operating Performance

In 2014, AMETEK achieved sales of $4,022.0 million, an increase of 11.9% from 2013 and established records for orders, net sales, operating income, net income, diluted earnings per share and operating cash flow.

Financing

In the third quarter of 2014, AMETEK completed a private placement agreement to sell $700 million in senior notes to a group of institutional investors. There are three funding dates for the senior notes. The first funding occurred in September 2014 for $500 million, consisting of $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. The second funding date will be in June 2015 for $50 million in aggregate principal amount of 3.91% senior notes due June 2025. The third funding date will be in August 2015 for $150 million, consisting of $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035. The senior notes will carry a weighted average interest rate of 3.88%. The proceeds from the first funding of the senior notes were used to pay down all domestic borrowings under AMETEK’s revolving credit facility.

Recent Acquisitions

AMETEK spent $573.6 million in cash, net of cash acquired, to acquire five businesses in 2014.

In January 2014, AMETEK acquired Teseq Group, a leading manufacturer of test and measurement instrumentation for electromagnetic compatibility (“EMC”) testing. Teseq is part of EIG.

In February 2014, AMETEK acquired VTI Instruments (“VTI”), a manufacturer of high precision test and measurement instrumentation. VTI is part of EIG.

In May 2014, AMETEK acquired Luphos GmbH. Luphos’ core technology is used in the measurement of complex aspheric optical surfaces and other surfaces through non-contact methods. Luphos is part of EIG.

In June 2014, AMETEK acquired Zygo Corporation, a provider of optical metrology solutions, high-precision optics and optical assemblies used in a wide range of scientific, industrial and medical applications. Zygo is part of EIG.

In August 2014, AMETEK acquired Amptek, Inc., a manufacturer of instruments and detectors used to identify composition of materials using x-ray fluorescence technology. Amptek is part of EIG.

Financial Information About Reportable Segments, Foreign Operations and Export Sales

Information with respect to reportable segments and geographic areas is set forth in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

AMETEK’s international sales increased 10.7% to $2,196.2 million in 2014. The increase in international sales resulted from recent acquisitions and includes the effect of foreign currency translation. AMETEK experienced increases in export sales of products manufactured in the United States, as well as increased sales from overseas operations. International sales represented 54.6% of consolidated net sales in 2014 compared with 55.2% in 2013.

Description of Business

Described below are the products and markets of each reportable segment:

EIG

EIG is a leader in the design and manufacture of advanced instruments for the process, aerospace, power and industrial markets. Its growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. In many instances, its products differ from or are technologically superior to its competitors’ products. It has achieved competitive advantage through continued investment in research, development and engineering to develop market leading products to serve their niche markets. It also has expanded its sales and service capabilities globally to serve its customers.

EIG is a leader in many of the specialized markets it serves. These include process control instruments for the oil and gas, petrochemical, pharmaceutical, semiconductor and factory automation industries. It provides a growing range of instruments to the laboratory equipment, ultraprecision manufacturing, medical, and test and measurement markets. It supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power supplies, fuel and fluid measurement systems and data acquisition systems. It is a leader in power quality monitoring and metering, uninterruptible power systems, programmable power equipment, electromagnetic compatibility test equipment, sensors for gas turbines, and dashboard instruments for heavy trucks and other vehicles.

In 2014, 57% of EIG’s net sales was to customers outside the United States. At December 31, 2014, EIG employed approximately 8,400 people, of whom approximately 1,500 were covered by collective bargaining agreements. EIG had 84 operating facilities: 51 in the United States, eight each in the United Kingdom and Germany, three in Canada, two each in China, France, Switzerland and Taiwan and one each in Argentina, Austria, Denmark, India, Japan and Mexico at December 31, 2014. EIG also shares operating facilities with EMG in Brazil, China and Mexico.

Process and Analytical Instrumentation Markets and Products

Process and analytical instrumentation sales represented 69% of EIG’s 2014 net sales. These sales include process analyzers, emission monitors, spectrometers, elemental and surface analysis instruments, level, pressure and temperature sensors and transmitters, radiation measurement devices, level measurement devices, precision pumping systems, materials- and force-testing instruments, and contact and non-contact metrology products. Among the industries it serves are oil, gas and petrochemical refining, power generation, pharmaceutical manufacturing, specialty gas production, water and waste treatment, natural gas distribution, and semiconductor manufacturing. Its instruments are used for precision measurement in a number of applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultraprecise manufacturing, and test and measurement.

Acquired in August 2014, Amptek provides x-ray detectors used in portable and laboratory instruments, electronics for nuclear and spaceflight instruments, and gamma-ray detectors for Homeland Security and nuclear emissions monitoring. It is a leader in x-ray fluorescence technology used to identify material composition in metal processing, environmental monitoring, petrochemical production, semiconductor manufacture, and research and development.

Acquired in June 2014, Zygo is a leader in non-contact metrology solutions, high-precision optics and optical assemblies used in a wide range of scientific, industrial, medical and bio-medical applications. Its products include high-precision topography and surface measurement instruments used in the manufacture of optical devices, medical implants, semiconductor wafers and precision machined components.

Acquired in May 2014, Luphos provides AMETEK with key non-contact metrology technology used to measure complex aspherical lenses and optical surfaces utilizing multi-wavelength laser interferometry metrology technology.

Acquired in February 2014, VTI manufactures high-precision test and measurement instruments. It is a leader in highly engineered products used to deliver integrated solutions for critical test and measurement applications. VTI’s products include a wide range of signal conditioning and switching instruments, data acquisition solutions, and integrated test systems used in electrical and structural testing applications.

Acquired in October 2013, Creaform is a developer and innovator of portable 3D measurement technologies and a leader in engineering services used in 3D printing, reverse engineering and additive manufacturing.

Acquired in August 2013, Controls Southeast (“CSI”) offers custom-engineered, thermal management solutions for maintaining the temperature of liquids and gases in a broad range of industrial process applications.

Power and Industrial Instrumentation Markets and Products

Power and industrial instrumentation sales represented 23% of EIG’s 2014 net sales. This business provides power monitoring and metering instruments, uninterruptible power supply systems and programmable power supplies used in a wide range of industrial settings. It is a leader in the design and manufacture of power measurement, quality monitoring and event recorders for use in power generation, transmission and distribution. It provides uninterruptible power supply systems, multifunction electric meters, annunciators, alarm monitoring systems and highly specialized communications equipment for smart grid applications. It also offers precision power supplies and power conditioning products and electrical immunity and EMC test equipment.

Acquired in January 2014, Teseq is a leader in test and measurement instruments used in EMC testing. It manufactures a broad line of conducted and radiated EMC compliance testing systems and radio-frequency amplifiers for a range of industries, including aerospace, automotive, consumer electronics, medical equipment, telecommunications and transportation.

Acquired in December 2013, Powervar leads in highly engineered power supply and conditioning products used to deliver reliable, high-quality power to critical applications, especially in the medical and life sciences industries.

Aerospace Instrumentation Markets and Products

Aerospace instrumentation sales represented 8% of EIG’s 2014 net sales. AMETEK’s aerospace products are designed to customer specifications and manufactured to stringent operational and reliability requirements. These products include airborne data systems, turbine engine temperature measurement products, vibration-monitoring systems, cockpit instruments and displays, fuel and fluid measurement products, sensors and switches. It serves all segments of the commercial and military aerospace market, including commercial airliners, business jets, regional aircraft and helicopters.

AMETEK operates in highly specialized aerospace market segments in which it has proven technological or manufacturing advantages versus its competition. Among its more significant competitive advantages is its 50-plus years’ experience as an aerospace supplier. It has long-standing relationships with world’s leading commercial and military aircraft, jet engine and original equipment manufacturers (“OEMs”) and aerospace system integrators. AMETEK also provides the commercial aerospace aftermarket with spare part sales and repair and overhaul services.

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 7% of EIG’s 2014 net sales was made to its five largest customers.

EMG

EMG is a differentiated supplier of electrical interconnects, precision motion control solutions, specialty metals, thermal management systems, and floor care and technical motors. Differentiated businesses, those that compete on performance rather than price, account for an increasing proportion of EMG’s overall sales base. These businesses, which include EMG’s electrical interconnects, precision motion controls, technical motors and specialty metals, represented 85% of EMG’s net sales in 2014.

EMG is a leader in many of the niche markets in which it competes. These include its highly engineered electrical connectors and electronics packaging used in aerospace and defense, medical and industrial applications as well as its advanced technical motor and motion control products, which are used in a wide range of medical devices, office and business equipment, factory automation, robotics and other applications.

EMG supplies high-purity powdered metals, strip and foil, specialty clad metals and metal matrix composites. Its blowers and heat exchangers provide electronic cooling and environmental control for the aerospace and defense industries. Its motors are widely used in commercial appliances, fitness equipment, food and beverage machines, hydraulic pumps, industrial blowers and vacuum cleaners. Additionally, it operates a global network of aviation maintenance, repair and overhaul (“MRO”) facilities.

EMG designs and manufactures products that, in many instances, are significantly different from or technologically superior to competitors’ products. It has achieved competitive advantage through continued investment in research, development and engineering, cost reductions from operational improvements, acquisition synergies, improved supply chain management and production relocations to lower-cost locales.

In 2014, 51% of EMG’s net sales was to customers outside the United States. At December 31, 2014, EMG employed approximately 6,800 people, of whom approximately 1,700 were covered by collective bargaining agreements. EMG had 64 operating facilities: 36 in the United States, ten in the United Kingdom, three each in China and France, two each in the Czech Republic, Germany, Italy and Mexico and one each in Brazil, Malaysia, Serbia and Taiwan at December 31, 2014.

Technical Motors and Systems Markets and Products

Technical motors and systems sales represented 53% of EMG’s 2014 net sales. Technical motors and systems consist of precision motion control solutions, brushless motors, blowers and pumps, heat exchangers and other electromechanical systems. These products are used in aerospace and defense, semiconductor equipment, computer equipment, mass transit, medical equipment and power industries among others.

EMG produces motor-blower systems and heat exchangers used in thermal management and other applications on a variety of military and commercial aircraft and military ground vehicles. In addition, EMG provides the commercial and military aerospace industry with third-party MRO services on a global basis with facilities in the United States, Europe and Asia.

Engineered Materials, Interconnects and Packaging Markets and Products

Engineered materials, interconnects and packaging sales represented 32% of EMG’s 2014 net sales. AMETEK is a leader in highly engineered electrical connectors and electronics packaging used to protect sensitive devices and mission-critical electronics. Its electrical connectors, terminals, headers and packaging are designed specifically for harsh environments and highly customized applications. In addition, AMETEK is an innovator and market leader in specialized metal powder, strip, wire and bonded products used in medical, aerospace and defense, telecommunications, automotive and general industrial applications.

Floor care and Specialty Motor Markets and Products

Floor care and specialty motor sales represented 15% of EMG’s 2014 net sales. Its motors and motor-blowers are used in a wide range of products, such as household, commercial and personal care appliances, fitness equipment, food and beverage machines, lawn and garden equipment, material handling equipment, hydraulic pumps, industrial blowers, vacuum cleaners, and other household and commercial floor care products.

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 8% of EMG’s 2014 net sales was made to its five largest customers.

Marketing

AMETEK’s marketing efforts generally are organized and carried out at the business unit level. EIG makes use of distributors and sales representatives to market its products along with direct sales for its more technically sophisticated products. Within aerospace, its specialized customer base of aircraft and jet engine manufacturers is served primarily by direct sales engineers. Given the technical nature of many of its products, as well as its significant worldwide market share, EMG conducts much of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors, both in the United States and in other countries.

Competition

In general, most of AMETEK’s markets are highly competitive with competition based on technology, performance, quality, service and price.

In EIG’s markets, AMETEK believes it ranks as a leader in certain analytical measuring and control instruments and in the U.S. heavy-vehicle and power instruments markets. It also is a major instrument and sensor supplier to commercial aviation. Competition is strong and may become intense for certain EIG products. In process and analytical instruments, numerous companies compete in each market on the basis of product quality, performance and innovation. In aerospace and power instruments, AMETEK competes with a number of diversified companies depending on the specific market segment.

EMG’s differentiated businesses compete with a limited number of companies in each of its markets. Competition is generally based on product innovation, performance and price. There also is competition from alternative materials and processes.

Availability of Raw Materials

AMETEK’s reportable segments obtain raw materials and supplies from a variety of sources and generally from more than one supplier. For EMG, however, certain items, including various base metals and certain steel components, are available from only a limited number of suppliers. AMETEK believes its sources and supplies of raw materials are adequate for its needs.

Backlog and Seasonal Variations of Business

AMETEK’s backlog of unfilled orders by reportable segment was as follows at December 31:

	2014	2013	2012
	(In millions)
Electronic Instruments	$623.2	$550.6	$526.5
Electromechanical	574.1	589.4	585.8

Total	$1,197.3	$1,140.0	$1,112.3

The higher backlog at December 31, 2014 was due to the acquired backlog of 2014 acquisitions.

Of the total backlog of unfilled orders at December 31, 2014, approximately 90% is expected to be shipped by December 31, 2015. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

Research, Development and Engineering

AMETEK is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products. Research, development and engineering costs before customer reimbursement were $208.3 million, $178.7 million and $154.8 million in 2014, 2013 and 2012, respectively. Customer reimbursements in 2014, 2013 and 2012 were $8.9 million, $9.2 million and $5.0 million, respectively. These amounts included net Company-funded research and development expenses of $119.3 million, $93.9 million and $84.9 million in 2014, 2013 and 2012, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Information with respect to environmental matters is set forth in the section of Management’s Discussion and Analysis of Financial Condition and Results of Operations entitled “Environmental Matters” and in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Patents, Licenses and Trademarks

AMETEK owns numerous unexpired U.S. and foreign patents, including counterparts of its more important U.S. patents, in the major industrial countries of the world. It is a licensor or licensee under patent agreements of various types, and its products are marketed under various registered and unregistered U.S. and foreign trademarks and trade names. AMETEK, however, does not consider any single patent or trademark, or any group of them, essential either to its business as a whole or to either one of its reportable segments. The annual royalties received or paid under license agreements are not significant to either of its reportable segments or to AMETEK’s overall operations.

Employees

At December 31, 2014, AMETEK employed approximately 15,400 people at its EIG, EMG and corporate operations, of whom approximately 3,200 employees were covered by collective bargaining agreements. AMETEK has one collective bargaining agreement that expires in 2015 that covers fewer than 100 employees. It expects no material adverse effects from the pending labor contract negotiations.

Working Capital Practices

AMETEK does not have extraordinary working capital requirements in either of its reportable segments. Its customers generally are billed at normal trade terms that may include extended payment provisions. Inventories are closely controlled and maintained at levels related to production cycles and normal delivery requirements of customers.

Item 1A.	Risk Factors

You should consider carefully the following risk factors and all other information contained in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and cash flows.

A downturn in the economy generally or in the markets we serve could adversely affect our business.

Several of the industries in which we operate are cyclical in nature and therefore are affected by factors beyond our control. A downturn in the U.S. or global economy, and, in particular, in the aerospace and defense, process instrumentation or power markets could have an adverse effect on our business, financial condition and results of operations.

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate recent and future acquisitions.

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2010, through December 31, 2014, we have completed 26 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategy in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:

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

We may not properly execute, or realize anticipated cost savings or benefits from, our cost reduction initiatives.

Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, our ongoing production and procurement initiatives, including the relocation of manufacturing operations to low-cost locales. These initiatives are primarily designed to make the company more efficient, which is necessary in the company’s highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, adversely affect our business and operations.

Our substantial international sales and operations are subject to customary risks associated with international operations.

International sales for 2014 and 2013 represented 54.6% and 55.2% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. Approximately half of our international sales are of products manufactured outside the United States. We have manufacturing operations in 18 countries outside the United States, with significant operations in China, the Czech Republic and Mexico. A prolonged disruption of our ability to obtain a supply of goods from these countries could have a material adverse effect on our operations. International operations are subject to the customary risks of operating in an international environment, including:

•	Potential imposition of trade or foreign exchange restrictions;

•	Overlap of different tax structures;

•	Unexpected changes in regulatory requirements;

•	Changes in tariffs and trade barriers;

•	the difficulty and/or costs of designing and implementing an effective control environment across diverse regions and employee bases;

•	Restrictions on currency repatriation;

•	General economic conditions;

•	Unstable political situations;

•	Nationalization of assets; and

•	Compliance with a wide variety of international and U.S. laws and regulatory requirements.

Furthermore, fluctuations in foreign currency exchange rates, including changes in the relative value of currencies in the countries where we operate, subject us to exchange rate exposure and may adversely affect our financial statements. For example, increased strength in the U.S. dollar will increase the effective price of our products sold overseas, which may adversely affect sales or require us to lower our prices. In addition, our consolidated financial statements are presented in U.S. dollars, and we must translate our assets, liabilities, sales and expenses into U.S. dollars for external reporting purposes. As a result, changes in the value of the U.S. dollar due to fluctuations in currency exchange rates or currency exchange controls may materially and negatively affect the value of these items in our consolidated financial statements, even if their value has not changed in their local currency.

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

Our technology is important to our success and our failure to protect this technology could put us at a competitive disadvantage.

Many of our products rely on proprietary technology; therefore we endeavor to protect our intellectual property rights through patents, copyrights, trade secrets, trademarks, confidentiality agreements and other contractual provisions. Despite our efforts to protect proprietary rights, unauthorized parties or competitors may copy or otherwise obtain and use our products or technology. In addition, our ability to protect and enforce our intellectual property rights may be limited in certain countries outside the U.S. Actions to enforce our rights may result in substantial costs and diversion of resources and we make no assurances that any such actions will be successful.

A shortage of, or price increases for, our raw materials could increase our operating costs.

While we manufacture certain parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, supplier’s allocation to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. In addition, certain items, including base metals and certain steel components, are available only from a limited number of suppliers and are subject to commodity market fluctuations. Shortages in raw materials or price increases therefore could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Our existing revolving credit facility and other debt agreements contain restrictive covenants, including restrictions on our ability to incur indebtedness. These restrictions could limit our ability to effectuate future acquisitions, limit our ability to pay dividends, limit our ability to make capital expenditures or restrict our financial flexibility. Our credit facility contains covenants requiring us to achieve certain financial and operating results and maintain compliance with specified financial ratios. Our ability to meet the financial covenants or requirements in our credit facility may be affected by events beyond our control, and we may not be able to satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions contained in our facility could result in an event of default under this facility. Upon the occurrence of an event of default under our credit facility, and the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under the facility, together with accrued interest, to be immediately due and payable. If this were to occur, our assets may not be sufficient to fully repay the amounts due under this facility or our other indebtedness.

Our business and financial performance may be adversely affected by information technology and other business disruptions.

Our facilities, supply chains, distribution systems and information technology systems may be impacted by natural or man-made disruptions, including information technology attacks or failures, threats to physical security, armed conflict, as well as damaging weather or other acts of nature, pandemics or other public health crises. For example, our information technology systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunications or utility failures, or other unforeseen events, and in any such circumstances our disaster recovery planning may be ineffective or inadequate. A shutdown of, or inability to utilize, one or more of our facilities, our supply chain, our distribution system, or our information technology, telecommunications or other systems, could significantly disrupt our operations, delay production and shipments, damage customer relationships and our reputation, result in lost sales, result in the misappropriation or corruption of data, or result in legal exposure and large repair and replacement expenses.

Our goodwill and other intangible assets represent a substantial amount of our total assets and the impairment of such substantial goodwill and intangible assets could have a negative impact on our financial condition and results of operations.

Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2014, goodwill and other intangible assets, net of accumulated amortization, totaled $4,239.6 million or 66% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2014, the Company had 148 operating facilities in 25 states and 18 foreign countries. Of these facilities, 58 are owned by the Company and 90 are leased. The properties owned by the Company consist of approximately 700 acres, of which approximately 4.9 million square feet are under roof. Under lease is a total of approximately 3.0 million square feet. The leases expire over a range of years from 2015 to 2082, with renewal options for varying terms contained in many of the leases. The Company’s executive offices in Berwyn, Pennsylvania, occupy approximately 43,000 square feet under a lease that expires in September 2023.

The Company’s machinery and equipment, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by reportable segment were as follows at December 31, 2014:

	Number of Operating Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased
Electronic Instruments	28	56	2,244,000	1,975,000
Electromechanical	30	34	2,618,000	1,036,000

Total	58	90	4,862,000	3,011,000

Item 3.	Legal Proceedings

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

The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 30, 2015, there were approximately 2,080 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

Under its share repurchase program, the Company repurchased approximately 4,755,000 shares of common stock for $245.3 million in 2014 and approximately 206,000 shares of common stock for $8.5 million in 2013 primarily to offset the dilutive effect of shares granted as equity-based compensation.

The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Dividends paid per share	$0.06	$0.09	$0.09	$0.09
Common stock trading range:
High	$54.40	$54.50	$53.49	$54.25
Low	$47.39	$49.50	$47.95	$45.12

2013
Dividends paid per share	$0.06	$0.06	$0.06	$0.06
Common stock trading range:
High	$43.46	$43.98	$48.01	$52.89
Low	$38.00	$39.46	$42.23	$43.40

Issuer Purchases of Equity Securities

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2014 to October 31, 2014	494	(1)	$50.34	494	$90,507,275
November 1, 2014 to November 30, 2014	2,500,000	(2)	51.59	2,500,000	161,520,579
December 1, 2014 to December 31, 2014	2,218,805	(2)	51.55	2,218,805	47,134,423

Total	4,719,299		51.57	4,719,299

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

(2)

Consists of the number of shares purchased pursuant to the Company’s Board of Directors remaining portion of the $100 million authorization for the repurchase of its common stock announced in November 2011 and $200 million authorization for the repurchase of its common stock announced in November 2014. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non employee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,362,135	$31.47	10,763,513
Equity compensation plans not approved by security holders	—	—	—

Total	6,362,135	31.47	10,763,513

Stock Performance Graph

The following graph and accompanying table compare the cumulative total stockholder return for AMETEK over the last five years ended December 31, 2014 with total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and Russell 1000 Index. AMETEK’s stock price is a component of both indices. The performance graph and table assume a $100 investment made on December 31, 2009 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	December 31,
	2009	2010	2011	2012	2013	2014
AMETEK, Inc.	$100.00	$154.85	$167.07	$225.06	$317.21	$318.97
Russell 1000 Index	100.00	116.10	117.84	137.19	182.62	206.79
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2014, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

2014	2013	2012	2011	2010
(In millions, except per share amounts)
Consolidated Operating Results (Year Ended December 31):
Net sales	$4,022.0	$3,594.1	$3,334.2	$2,989.9	$2,471.0
Operating income	$898.6	$815.1	$745.9	$635.9	$482.2
Interest expense	$79.9	$73.6	$75.5	$69.7	$67.5
Net income	$584.5	$517.0	$459.1	$384.5	$283.9
Earnings per share:
Basic	$2.39	$2.12	$1.90	$1.60	$1.19
Diluted	$2.37	$2.10	$1.88	$1.58	$1.18
Dividends declared and paid per share	$0.33	$0.24	$0.22	$0.16	$0.12
Weighted average common shares outstanding:
Basic	244.9	243.9	241.5	240.4	238.6
Diluted	247.1	246.1	244.0	243.2	241.3
Performance Measures and Other Data:
Operating income — Return on net sales	22.3%	22.7%	22.4%	21.3%	19.5%
— Return on average total assets	14.6%	14.7%	15.7%	15.6%	13.6%
Net income — Return on average total capital	12.3%	12.1%	12.6%	12.3%	10.2%
— Return on average stockholders’ equity	18.3%	18.2%	20.0%	20.1%	17.0%
EBITDA(1)	$1,022.6	$916.3	$842.7	$712.2	$545.9
Ratio of EBITDA to interest expense(1)	12.8	x	12.4	x	11.2	x	10.2	x	8.2	x
Depreciation and amortization	$138.6	$118.7	$105.5	$86.5	$72.9
Capital expenditures	$71.3	$63.3	$57.4	$50.8	$39.2
Cash provided by operating activities	$726.0	$660.7	$612.5	$508.6	$423.0
Free cash flow(2)	$654.7	$597.4	$555.1	$457.8	$383.8
Consolidated Financial Position (At December 31):
Current assets	$1,578.6	$1,369.1	$1,164.7	$1,059.1	$974.5
Current liabilities	$936.1	$874.5	$880.0	$628.9	$550.9
Property, plant and equipment, net	$448.4	$402.8	$383.5	$325.3	$318.1
Total assets	$6,421.0	$5,877.9	$5,190.1	$4,319.5	$3,818.9
Long-term debt	$1,427.8	$1,141.8	$1,133.1	$1,123.4	$1,071.4
Total debt	$1,714.0	$1,415.1	$1,453.8	$1,263.9	$1,168.5
Stockholders’ equity	$3,239.6	$3,136.1	$2,535.2	$2,052.8	$1,775.2
Stockholders’ equity per share	$13.42	$12.80	$10.42	$8.53	$7.36
Total debt as a percentage of capitalization	34.6%	31.1%	36.4%	38.1%	39.7%
Net debt as a percentage of capitalization(3)	29.2%	26.3%	33.8%	34.8%	36.2%

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Net income	$584.5	$517.0	$459.1	$384.5	$283.9

Add (deduct):
Interest expense	79.9	73.6	75.5	69.7	67.5
Interest income	(0.8)	(0.8)	(0.7)	(0.7)	(0.7)
Income taxes	220.4	207.8	203.3	172.2	122.3
Depreciation	63.7	57.2	53.7	48.9	45.4
Amortization	74.9	61.5	51.8	37.6	27.5

Total adjustments	438.1	399.3	383.6	327.7	262.0

EBITDA	$1,022.6	$916.3	$842.7	$712.2	$545.9

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Cash provided by operating activities	$726.0	$660.7	$612.5	$508.6	$423.0
Deduct: Capital expenditures	(71.3)	(63.3)	(57.4)	(50.8)	(39.2)

Free cash flow	$654.7	$597.4	$555.1	$457.8	$383.8

(3)

Net debt represents total debt minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 1 above). The following table presents the reconciliation of total debt reported in accordance with U.S. GAAP to net debt:

	December 31,
	2014	2013	2012	2011	2010
	(In millions)
Total debt	$1,714.0	$1,415.1	$1,453.8	$1,263.9	$1,168.5
Less: Cash and cash equivalents	(377.6)	(295.2)	(158.0)	(170.4)	(163.2)

Net debt	1,336.4	1,119.9	1,295.8	1,093.5	1,005.3
Stockholders’ equity	3,239.6	3,136.1	2,535.2	2,052.8	1,775.2

Capitalization (net debt plus stockholders’ equity)	$4,576.0	$4,256.0	$3,831.0	$3,146.3	$2,780.5

Net debt as a percentage of capitalization	29.2%	26.3%	33.8%	34.8%	36.2%

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

Business Overview

AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2014, the Company established records for orders, sales, operating income, net income, diluted earnings per share and operating cash flow. Contributions from recent acquisitions, combined with successful Operational Excellence initiatives, had a positive impact on 2014 results. The Company also benefited from its strategic initiatives under AMETEK’s four key strategies: Operational Excellence, Strategic Acquisitions, Global & Market Expansion and New Products. Highlights of 2014 were:

•

In 2014, net sales were $4,022.0 million, an increase of $427.9 million or 11.9% from 2013, on contributions from the 2013 and 2014 acquisitions and internal growth of approximately 4% in the Electronic Instruments Group (“EIG”) and 2% in the Electromechanical Group (“EMG”) excluding the effect of foreign currency translation.

•	Net income for 2014 was $584.5 million, an increase of $67.5 million or 13.1%, compared with $517.0 million in 2013.

•	During 2014, the Company spent $573.6 million in cash, net of cash acquired, to acquire five businesses:

•	In January 2014, the Company acquired Teseq Group, a leading manufacturer of test and measurement instrumentation for electromagnetic compatibility testing;

•	In February 2014, the Company acquired VTI Instruments (“VTI”), a manufacturer of high precision test and measurement instrumentation;

•	In May 2014, the Company acquired Luphos GmbH. Luphos’ core technology is used in the measurement of complex aspheric optical surfaces and other surfaces through non-contact methods;

•

In June 2014, the Company acquired Zygo Corporation, a provider of optical metrology solutions, high-precision optics and optical assemblies used in a wide range of scientific, industrial and medical applications; and

•	In August 2014, the Company acquired Amptek, Inc., a manufacturer of instruments and detectors used to identify composition of materials using x-ray fluorescence technology.

•	Higher earnings resulted in record cash flow provided by operating activities that totaled $726.0 million for 2014, a $65.3 million or 9.9% increase from 2013.

•

The Company continues to maintain a strong international sales presence. International sales, including U.S. export sales, were $2,196.2 million or 54.6% of net sales in 2014, compared with $1,984.5 million or 55.2% of net sales in 2013.

•

New orders for 2014 were a record at $4,079.3 million, an increase of $457.4 million or 12.6%, compared with $3,621.9 million in 2013. As a result, the Company’s backlog of unfilled orders at December 31, 2014 was $1,197.3 million.

•

The Company continued its emphasis on investment in research, development and engineering, spending $208.3 million in 2014 before customer reimbursement of $8.9 million. Sales from products introduced in the past three years were $921.0 million or 22.9% of net sales.

•

In the third quarter of 2014, AMETEK completed a private placement agreement to sell $700 million in senior notes to a group of institutional investors. There are three funding dates for the senior notes. The first funding occurred in September 2014 for $500 million, consisting of $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. The second funding date will be in June 2015 for $50 million in aggregate principal amount of 3.91% senior notes due June 2025. The third funding date will be in August 2015 for $150 million, consisting of $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035. The senior notes will carry a weighted average interest rate of 3.88%. The proceeds from the first funding of the senior notes were used to pay down all domestic borrowings under AMETEK’s revolving credit facility.

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net sales(1):
Electronic Instruments	$2,421,638	$2,034,594	$1,872,557
Electromechanical	1,600,326	1,559,542	1,461,656

Consolidated net sales	$4,021,964	$3,594,136	$3,334,213

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$612,992	$552,110	$497,116
Electromechanical	335,046	309,402	292,205

Total segment operating income	948,038	861,512	789,321
Corporate administrative and other expenses	(49,452)	(46,433)	(43,449)

Consolidated operating income	898,586	815,079	745,872
Interest and other expenses, net	(93,754)	(90,284)	(83,397)

Consolidated income before income taxes	$804,832	$724,795	$662,475

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of Operations for the year ended December 31, 2014 compared with the year ended December 31, 2013

In 2014, the Company established records for orders, sales, operating income, net income, diluted earnings per share and operating cash flow. The Company achieved these results from contributions from the acquisitions completed in 2014 and the acquisitions of Powervar, Inc. in December 2013, Creaform, Inc. in October 2013 and Controls Southeast (“CSI”) in August 2013, internal sales growth in both EIG and EMG, as well as our Operational Excellence initiatives. The full year impact of the 2014 acquisitions and our continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on our 2015 results while a stronger U.S. dollar is expected to be a headwind in 2015.

Net sales for 2014 were $4,022.0 million, an increase of $427.9 million or 11.9%, compared with net sales of $3,594.1 million in 2013. EIG net sales were $2,421.6 million in 2014, an increase of 19.0% from $2,034.6 million in 2013. EMG net sales were $1,600.3 million in 2014, an increase of 2.6% from $1,559.5 million in 2013. The increase in net sales for 2014 was attributable to higher order rates which drove internal sales growth of approximately 3% and acquisition growth of 9%.

Total international sales for 2014 were $2,196.2 million or 54.6% of net sales, an increase of $211.7 million or 10.7%, compared with international sales of $1,984.5 million or 55.2% of net sales in 2013. The $211.7 million increase in international sales resulted from the acquisitions mentioned above and higher sales growth, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia. Export shipments from the United States, which are included in total international sales, were $1,148.1 million in 2014, an increase of $111.1 million or 10.7%, compared with $1,037.0 million in 2013. Export shipments improved due to increased exports from the 2014 and 2013 acquisitions noted above, excluding Teseq and Creaform.

New orders for 2014 were a record at $4,079.3 million, an increase of $457.4 million or 12.6%, compared with $3,621.9 million in 2013. The increase in orders for 2014 was due to internal order growth of approximately 4%, acquisitions added 10% and foreign currency translation was an unfavorable 1% effect. As a result, the Company’s backlog of unfilled orders at December 31, 2014 was $1,197.3 million, an increase of $57.3 million or 5.0%, compared with $1,140.0 million at December 31, 2013.

Segment operating income for 2014 was $948.0 million, an increase of $86.5 million or 10.0%, compared with segment operating income of $861.5 million in 2013. The increase in segment operating income resulted primarily from the acquisitions and internal sales growth mentioned above, as well as the benefits of the Company’s Operational Excellence initiatives, partially offset by $18.9 million in “Zygo integration costs,” comprised of $10.4 million in severance charges, a $4.5 million fair value inventory adjustment and $4.0 million in other charges, related to the Zygo acquisition. Segment operating income, as a percentage of net sales, decreased to 23.6% in 2014, compared with 24.0% in 2013. The decrease in segment operating margins resulted primarily from the Zygo integration costs noted above, partially offset by the benefits of the Company’s Operational Excellence initiatives.

Selling, general and administrative (“SG&A”) expenses for 2014 were $462.6 million, an increase of $64.4 million or 16.2%, compared with $398.2 million in 2013. As a percentage of net sales, SG&A expenses were 11.5% for 2014, compared with 11.1% in 2013. Selling expenses for 2014 were $413.8 million, an increase of $61.6 million or 17.5%, compared with $352.2 million in 2013. Selling expenses, as a percentage of net sales, increased to 10.3% for 2014, compared with 9.8% in 2013. The selling expenses increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which, because of their distribution channels and higher marketing costs, tend to have a higher rate of selling expenses. Base business selling expenses increased approximately 4% for 2014 compared to 2013, which was in line with internal sales growth.

Corporate administrative expenses for 2014 were $48.8 million, an increase of $2.8 million or 6.1%, compared with $46.0 million in 2013. As a percentage of net sales, corporate administrative expenses were 1.2% for 2014, compared with 1.3% in 2013.

Consolidated operating income was $898.6 million or 22.3% of net sales for 2014, an increase of $83.5 million or 10.2%, compared with $815.1 million or 22.7% of net sales in 2013.

Interest expense was $79.9 million for 2014, an increase of $6.3 million or 8.6%, compared with $73.6 million in 2013. The increase was due to the impact of the initial funding of the private placement senior notes in the third quarter of 2014 and higher borrowings under the revolving credit facility to help fund the recent acquisitions.

Other expenses, net were $13.8 million for 2014, a decrease of $2.9 million, compared with $16.7 million in 2013. The decrease was driven by an $8.0 million insurance policy gain in the fourth quarter of 2014, partially offset by a $5.5 million reversal of an insurance policy receivable related to a specific uncertain tax position liability of an acquired entity in the third quarter of 2014.

The effective tax rate for 2014 was 27.4%, compared with 28.7% in 2013. Both years’ effective tax rate reflect the improving mix of foreign earnings subject to tax at lower rates and a continued trend in lower state tax rates. The 2014 effective tax rate reflects a release of $12.9 million of uncertain tax position liabilities related to an acquired entity due to the final closure of a tax year and foreign tax credit benefit on amounts repatriated during the year. On a comparative basis, the 2013 effective tax rate reflected the retroactive extension of the U.S. research and development (“R&D”) tax credit. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Net income for 2014 was $584.5 million, an increase of $67.5 million or 13.1%, compared with $517.0 million in 2013. Diluted earnings per share for 2014 were $2.37, an increase of $0.27 or 12.9%, compared with $2.10 per diluted share in 2013.

Segment Results

EIG’s net sales totaled $2,421.6 million for 2014, an increase of $387.0 million or 19.0%, compared with $2,034.6 million in 2013. The net sales increase included internal sales growth of approximately 4%, primarily driven by increases in EIG’s process instruments businesses, and the 2014 acquisitions and 2013 acquisitions of Powervar and Creaform added 15%.

EIG’s operating income was $613.0 million for 2014, an increase of $60.9 million or 11.0%, compared with $552.1 million in 2013. EIG’s increase in operating income was primarily due to higher sales mentioned above, partially offset by the Zygo integration costs noted above. EIG’s operating margins were 25.3% of net sales for 2014, compared with 27.1% of net sales in 2013. EIG’s decrease in operating margins resulted primarily from the Zygo integration costs noted above, partially offset by the benefits of the Group’s Operational Excellence initiatives. EIG’s 2013 operating margins included a $11.6 million gain on the sale of a facility recorded in third quarter, which was partially offset by incremental growth investments in the businesses recorded in the third and fourth quarters.

EMG’s net sales totaled $1,600.3 million for 2014, an increase of $40.8 million or 2.6%, compared with $1,559.5 million in 2013. The net sales increase was attributable to internal sales growth, driven by increases in EMG’s differentiated businesses.

EMG’s operating income was $335.0 million for 2014, an increase of $25.6 million or 8.3%, compared with $309.4 million in 2013. EMG’s operating margins were 20.9% of net sales for 2014, compared with 19.8% of net sales in 2013. EMG’s increase in operating income and operating margins was driven by the stronger performance in its differentiated businesses, which have higher operating margins than the Group’s floor care and specialty motors businesses.

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

Net sales for 2013 were $3,594.1 million, an increase of $259.9 million or 7.8%, compared with net sales of $3,334.2 million in 2012. EIG net sales were $2,034.6 million in 2013, an increase of 8.7% from $1,872.6 million in 2012. EMG net sales were $1,559.5 million in 2013, an increase of 6.7% from $1,461.7 million in 2012. The increase in net sales was attributable to higher order rates, as well as the impact of the acquisitions mentioned above. The net sales increase for 2013 included internal sales growth of approximately 2%. Foreign currency translation was flat period over period.

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

SG&A expenses for 2013 were $398.2 million, an increase of $17.7 million or 4.7%, compared with $380.5 million in 2012. As a percentage of net sales, SG&A expenses were 11.1% for 2013, compared with 11.4% in 2012. Selling expenses increased $14.8 million or 4.4% for 2013 primarily driven by the increase in net sales noted above. Selling expenses, as a percentage of net sales, decreased to 9.8% for 2013, compared with 10.1% in 2012. Base business selling expenses decreased approximately 2% for 2013 compared to 2012, primarily due to cost containment initiatives.

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

The effective tax rate for 2013 was 28.7%, compared with 30.7% in 2012. The effective tax rate for 2013 reflects the higher proportion of foreign earnings, which are taxed at lower rates, as well as an improved state effective tax rate that reflects the ongoing benefit of favorable planning initiatives. In addition, the retroactive extension of the U.S. R&D tax credit for calendar year 2012 was enacted on January 2, 2013, resulting in an incremental R&D tax credit in 2013. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

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

EMG’s net sales totaled $1,559.5 million for 2013, an increase of $97.8 million or 6.7%, compared with $1,461.7 million in 2012. The net sales increase was driven by the acquisition of Dunkermotoren. Internal sales growth was approximately 1%, driven by EMG’s floor care and specialty motors businesses. Foreign currency translation was flat period over period.

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

Liquidity and Capital Resources

Cash provided by operating activities totaled $726.0 million in 2014, an increase of $65.3 million or 9.9%, compared with $660.7 million in 2013. The increase in cash provided by operating activities was primarily due to the $67.5 million increase in net income, the $19.9 million increase in depreciation and amortization, the $19.2 million increase in deferred income taxes and the $10.7 million decrease in gain on sale of facilities, partially offset by higher overall operating working capital levels necessary to grow the Company’s businesses. Free cash flow (cash flow provided by operating activities less capital expenditures) was $654.6 million in 2014, compared with $597.4 million in 2013. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,022.6 million in 2014, compared with $916.3 million in 2013. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. generally accepted accounting principles (“GAAP”) measures to comparable non-GAAP measures).

Cash used for investing activities totaled $641.6 million in 2014, compared with $460.3 million in 2013. In 2014, the Company paid $573.6 million, net of cash acquired, to acquire Teseq in January 2014, VTI in February 2014, Luphos in May 2014, Zygo in June 2014 and Amptek in August 2014. In 2013, the Company paid $414.3 million, net of cash acquired, to acquire CSI in August 2013, Creaform in October 2013 and Powervar in December 2013. The Company received $1.0 million in 2014 and $12.8 million in 2013 from the sales of facilities, respectively. Additions to property, plant and equipment totaled $71.3 million in 2014, compared with $63.3 million in 2013.

Cash provided by financing activities totaled $24.1 million in 2014, compared with $70.3 million of cash used for financing activities in 2013. The change in financing cash flow was primarily the result of a net total borrowings increase of $326.6 million in 2014 to partially fund the 2014 acquisitions, compared with a net total borrowings decrease of $44.9 million in 2013. In 2014, short-term borrowings decreased $172.5 million, compared with a decrease of $45.2 million in 2013. In 2014, long-term borrowings increased $499.1 million, compared with an increase of $0.3 million in 2013.

In 2014, the Company repurchased approximately 4,755,000 shares of its common stock for $245.3 million, compared with $8.5 million used to repurchase approximately 206,000 shares of the Company’s common stock in 2013. On November 5, 2014, the Company’s Board of Directors approved an increase of $200 million in the authorization for repurchase of Company’s common stock. At December 31, 2014, $47.1 million was available under the Company’s Board of Directors authorization for future share repurchases.

Additional financing activities for 2014 include cash dividends paid of $80.6 million, compared with $58.4 million in 2013. On May 8, 2014, the Company’s Board of Directors approved a 50% increase in the quarterly cash dividend rate on the Company’s common stock to $0.09 per common share from $0.06 per common share. Proceeds from the exercise of employee stock options were $17.8 million in 2014, compared with $26.1 million in 2013.

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

The Company has a revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The revolving credit facility expires in December 2018. Interest rates on outstanding loans under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy. At December 31, 2014, the Company had available borrowing capacity of $771.2 million under its revolving credit facility, including the $200 million accordion feature.

At December 31, 2014, total debt outstanding was $1,714.0 million, compared with $1,415.1 million at December 31, 2013, with no significant maturities until the third quarter of 2015 of $150.8 million. The debt-to-capital ratio was 34.6% at December 31, 2014, compared with 31.1% at December 31, 2013. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 29.2% at December 31, 2014, compared with 26.3% at December 31, 2013. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

As a result of all of the Company’s cash flow activities in 2014, cash and cash equivalents at December 31, 2014 totaled $377.6 million, compared with $295.2 million at December 31, 2013. At December 31, 2014, the Company had $352.8 million in cash outside the United States, compared with $291.4 million at December 31, 2013. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. In January 2014, the Company acquired a Swiss company, Teseq Group, for approximately 78 million Swiss francs (approximately $87 million). The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

Subsequent Event

In January 2015, the Company contributed $50.0 million to its U.S. defined benefit pension plans.

The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2014.

	Payments Due
Contractual Obligations(1)	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
	(In millions)
Long-term debt(2)	$1,603.1	$185.8	$332.2	$405.0	$680.1
Revolving credit loans(3)	88.1	88.1	—	—	—
Capital lease(4)	7.4	1.0	2.1	4.3	—
Other indebtedness	15.4	11.3	1.6	2.5	—

Total debt	1,714.0	286.2	335.9	411.8	680.1
Interest on long-term fixed-rate debt	431.2	82.5	144.0	80.1	124.6
Noncancellable operating leases(5)	158.3	36.0	46.0	26.1	50.2
Purchase obligations(6)	388.7	365.3	23.3	0.1	—
Employee severance and other	14.9	14.7	0.2	—	—

Total	$2,707.1	$784.7	$549.4	$518.1	$854.9

(1)

The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2014 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

(2)	Includes the $450 million private placement completed in 2007, the $350 million private placement completed in 2008 and the $500 million private placement completed in 2014.

(3)

Although not contractually obligated, the Company expects to have the capability to repay the revolving credit loan within one year as permitted in the credit agreement. Accordingly, $88.1 million was classified as short-term debt at December 31, 2014.

(4)	Represents a capital lease for a building and land associated with the Cameca SAS acquisition. The lease has a term of 12 years, which began in July 2006, and is payable quarterly.

(5)	The leases expire over a range of years from 2015 to 2082 with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.

(6)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

Other Commitments

The Company has standby letters of credit and surety bonds of $44.1 million related to performance and payment guarantees at December 31, 2014. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

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

•

Revenue Recognition.    The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The Company’s policy, with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2014 and 2013, the accrual for future warranty obligations was $29.8 million and $28.0 million, respectively. The Company’s expense for warranty obligations was $10.5 million, $8.6 million and $10.1 million in 2014, 2013 and 2012, respectively. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances and warranty amounts are higher than past experience, additional accruals may be required.

•

Accounts Receivable.    The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables was $10.4 million and $9.5 million at December 31, 2014 and 2013, respectively.

•

Inventories.    The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 80% of its inventories at December 31, 2014. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 20% of its inventory at December 31, 2014. For inventories where cost is determined by the LIFO method, the FIFO value would have been $24.4 million and $23.3 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2014 and 2013, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•

Business Combinations.    The Company allocates the purchase price of an acquired company, including when applicable, the fair value of contingent consideration between tangible assets and intangible assets acquired and liabilities assumed from the acquired businesses based on estimated fair values, with any residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, customer relationships, property, plant and equipment, as well as income taxes. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain.

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

The Company identifies its reporting units at the component level, which is one level below our operating units. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. Our reporting units are composed of the divisions one level below our operating units at which discrete financial information is prepared and regularly reviewed by segment management.

The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company’s long-range plan. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The 2014 results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 16% to 600% for each of the Company’s reporting units.

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

The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2014, goodwill and other indefinite-lived intangible assets totaled $3,111.5 million or 48.5% of the Company’s total assets. The Company performed its required annual impairment tests in the fourth quarter of 2014 and determined that the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

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

•

Pensions.    The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2014, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. The discount rate used in determining the 2014 pension cost was 5.0% for U.S. defined benefit pension plans and 4.38% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2014 and determining the 2015 defined benefit pension cost was 4.2% for U.S. plans and 3.44% for foreign plans. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for 2014 of 7.75% for U.S. defined benefit pension plans and 6.93% for foreign plans. In 2015, the Company will use 7.75% for the U.S. plans and 6.92% for the foreign plans. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income and equity investments, and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2014 pension income for the U.S. plans was 3.75% and was 2.92% for the foreign plans. The U.S. rate of compensation increase will remain unchanged in 2015. The foreign plans’ rates of compensation increase will decrease slightly to 2.88% in 2015. In 2014, the Company recognized consolidated pre-tax pension income of $10.7 million from its U.S. and foreign defined benefit pension plans, compared with pre-tax pension expense of $0.8 million recognized for these plans in 2013. The Company estimates its 2015 U.S. and foreign defined benefit pension pre-tax income to be approximately $9.5 million.

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

To fund the plans, the Company made cash contributions to its defined benefit pension plans in 2014, which totaled $5.7 million, compared with $5.9 million in 2013. The Company anticipates making approximately $54 million to $57 million in cash contributions to its defined benefit pension plans in 2015. The estimated cash contributions range includes a $50.0 million cash contribution to its U.S. defined benefit pension plans in January 2015.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, the Company must (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when the Company satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and can be adopted by the Company using either a full retrospective or modified retrospective approach, with early adoption prohibited. The Company continues to evaluate the impacts and monitor the developments related to ASU 2014-09. The Company has not determined the impact ASU 2014-09 may have on the Company’s consolidated results of operations, financial position or cash flows nor decided upon the method of adoption.

Internal Reinvestment

Capital Expenditures

Capital expenditures were $71.3 million or 1.8% of net sales in 2014, compared with $63.3 million or 1.8% of net sales in 2013. In 2014, 52% of capital expenditures were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. The Company’s 2014 capital expenditures increased due to a continuing emphasis on spending to improve productivity and expand manufacturing capabilities. Capital expenditures in 2015 are expected to approximate 1.7% of net sales, with a continued emphasis on spending to improve productivity.

Development and Engineering

The Company is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products. Research, development and engineering costs before customer reimbursement were $208.3 million, $178.7 million and $154.8 million in 2014, 2013 and 2012, respectively. Customer reimbursements in 2014, 2013 and 2012 were $8.9 million, $9.2 million and $5.0 million, respectively. These amounts included net Company-funded research and development expenses of $119.3 million, $93.9 million and $84.9 million in 2014, 2013 and 2012, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. The Company believes these waste products were handled in compliance with regulations existing at that time. At December 31, 2014, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2014 and 2013 were $26.6 million and $21.9 million, respectively, for both non-owned and owned sites. In 2014, the Company recorded $8.3 million in reserves, of which $3.6 million was related to a 2014 business acquisition. These reserves relate to the estimated costs to remediate known environmental issues at sites associated with the acquired business. Additionally, the Company spent $3.6 million on environmental matters in 2014. The Company’s reserves for environmental liabilities at December 31, 2014 and 2013 include reserves of $11.7 million and $13.3 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2014, the Company had $9.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

The foreign currencies to which the Company has the most significant exchange rate exposure are the Euro, the British pound, the Japanese yen, the Chinese renminbi, the Canadian dollar, the Mexican peso and the Swiss franc. Exposure to foreign currency rate fluctuation is monitored, and when possible, mitigated through the use of local borrowings and occasional derivative financial instruments in the foreign currency affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company because revenues and costs associated with the revenues are generally transacted in the same foreign currencies.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. AMETEK maintains a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements; however, there are inherent limitations in the effectiveness of any system of internal controls.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, AMETEK conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

In June 2014 and August 2014, the Company acquired Zygo Corporation and Amptek, Inc., respectively. As permitted by related U.S. Securities and Exchange Commission staff interpretative guidance for newly acquired businesses, the Company excluded Zygo Corporation and Amptek, Inc. from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In the aggregate, Zygo Corporation and Amptek, Inc. constituted 8.2% of total assets as of December 31, 2014 and 2.5% of net sales for the year then ended.

The Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Frank S. Hermance	/s/ Robert R. Mandos, Jr.
Chairman of the Board and Chief Executive Officer	Executive Vice President — Chief Financial Officer

February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zygo Corporation and Amptek, Inc., which are included in the 2014 consolidated financial statements of AMETEK, Inc. and constituted 8.2% of total assets as of December 31, 2014 and 2.5% of net sales for the year then ended. Our audit of internal control over financial reporting of AMETEK, Inc. also did not include an evaluation of the internal control over financial reporting of Zygo Corporation and Amptek, Inc.

In our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMETEK, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 24, 2015

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net sales	$4,021,964	$3,594,136	$3,334,213

Operating expenses:
Cost of sales, excluding depreciation	2,597,017	2,323,642	2,154,132
Selling, general and administrative	462,637	398,177	380,532
Depreciation	63,724	57,238	53,677

Total operating expenses	3,123,378	2,779,057	2,588,341

Operating income	898,586	815,079	745,872
Other expenses:
Interest expense	(79,928)	(73,572)	(75,472)
Other, net	(13,826)	(16,712)	(7,925)

Income before income taxes	804,832	724,795	662,475
Provision for income taxes	220,372	207,796	203,343

Net income	$584,460	$516,999	$459,132

Basic earnings per share	$2.39	$2.12	$1.90

Diluted earnings per share	$2.37	$2.10	$1.88

Weighted average common shares outstanding:
Basic shares	244,885	243,915	241,512

Diluted shares	247,102	246,065	243,986

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$584,460	$516,999	$459,132

Other comprehensive (loss) income:
Amounts arising during the period — gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	(59,712)	2,550	17,722
Change in long-term intercompany notes	(54,906)	25,047	6,926
Net investment hedges, net of tax of $4,961, ($1,587) and ($1,416) in 2014, 2013 and 2012, respectively	(9,213)	2,938	2,629
Defined benefit pension plans:
Net actuarial (loss) gain, net of tax of $42,755, ($28,884) and $15,222 in 2014, 2013 and 2012, respectively	(83,040)	47,498	(30,509)
Amortization of net actuarial loss, net of tax of ($1,650), ($5,038) and (4,598) in 2014, 2013 and 2012, respectively	2,834	8,446	7,563
Amortization of prior service costs, net of tax of ($753), $66 and ($441) in 2014, 2013 and 2012, respectively	2,292	(174)	1,541
Unrealized holding gain (loss) on available-for-sale securities:
Unrealized gain (loss), net of tax of ($48), $114 and ($33) in 2014, 2013 and 2012, respectively	90	(214)	61

Other comprehensive (loss) income	(201,655)	86,091	5,933

Total comprehensive income	$382,805	$603,090	$465,065

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$377,615	$295,203
Receivables, less allowance for possible losses	585,462	536,701
Inventories, net	495,896	452,848
Deferred income taxes	45,053	38,815
Other current assets	74,578	45,562

Total current assets	1,578,604	1,369,129
Property, plant and equipment, net	448,446	402,790
Goodwill	2,614,030	2,408,363
Other intangibles, net of accumulated amortization	1,625,561	1,473,926
Investments and other assets	154,322	223,694

Total assets	$6,420,963	$5,877,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$286,201	$273,315
Accounts payable	386,207	347,638
Income taxes payable	27,157	40,007
Accrued liabilities	236,579	213,585

Total current liabilities	936,144	874,545
Long-term debt	1,427,825	1,141,750
Deferred income taxes	618,385	558,555
Other long-term liabilities	199,048	166,931

Total liabilities	3,181,402	2,741,781

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized: 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized: 800,000,000 shares; issued: 2014 — 258,830,858 shares; 2013 — 257,984,830 shares	2,589	2,581
Capital in excess of par value	491,750	448,700
Retained earnings	3,469,923	2,966,015
Accumulated other comprehensive loss	(266,894)	(65,239)
Treasury stock: 2014 — 17,495,583 shares; 2013 — 12,978,377 shares	(457,807)	(215,936)

Total stockholders’ equity	3,239,561	3,136,121

Total liabilities and stockholders’ equity	$6,420,963	$5,877,902

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Capital Stock
Preferred stock, $0.01 par value	$—	$—	$—

Common stock, $0.01 par value
Balance at the beginning of the year	2,581	2,565	2,538
Shares issued	8	16	27

Balance at the end of the year	2,589	2,581	2,565

Capital in Excess of Par Value
Balance at the beginning of the year	448,700	387,871	315,688
Issuance of common stock under employee stock plans	15,290	23,053	37,829
Share-based compensation costs	19,871	21,591	19,384
Excess tax benefits from exercise of stock options	7,889	16,185	14,970

Balance at the end of the year	491,750	448,700	387,871

Retained Earnings
Balance at the beginning of the year	2,966,015	2,507,419	2,101,615
Net income	584,460	516,999	459,132
Cash dividends paid	(80,551)	(58,405)	(53,083)
Other	(1)	2	(245)

Balance at the end of the year	3,469,923	2,966,015	2,507,419

Accumulated Other Comprehensive (Loss) Income
Foreign currency translation:
Balance at the beginning of the year	(1,089)	(31,624)	(58,901)
Translation adjustments	(59,712)	2,550	17,722
Change in long-term intercompany notes	(54,906)	25,047	6,926
Net investment hedges, net of tax of $4,961, ($1,587) and ($1,416) in 2014, 2013 and 2012, respectively	(9,213)	2,938	2,629

Balance at the end of the year	(124,920)	(1,089)	(31,624)

Defined benefit pension plans:
Balance at the beginning of the year	(64,068)	(119,838)	(98,433)
Net actuarial gain (loss), net of tax of $42,755, ($28,884) and $15,222 in 2014, 2013 and 2012, respectively	(83,040)	47,498	(30,509)
Amortization of net actuarial loss, net of tax of ($1,650), ($5,038) and ($4,598) in 2014, 2013 and 2012, respectively	2,834	8,446	7,563
Amortization of prior service costs, net of tax of ($753), $66 and ($441) in 2014, 2013 and 2012, respectively	2,292	(174)	1,541

Balance at the end of the year	(141,982)	(64,068)	(119,838)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the year	(82)	132	71
Increase (decrease) during the year, net of tax	90	(214)	61

Balance at the end of the year	8	(82)	132

Accumulated other comprehensive loss at the end of the year	(266,894)	(65,239)	(151,330)

Treasury Stock
Balance at the beginning of the year	(215,936)	(211,374)	(209,773)
Issuance of common stock under employee stock plans	3,412	3,905	3,041
Purchase of treasury stock	(245,283)	(8,467)	(4,642)

Balance at the end of the year	(457,807)	(215,936)	(211,374)

Total Stockholders’ Equity	$3,239,561	$3,136,121	$2,535,151

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used for):
Operating activities:
Net income	$584,460	$516,999	$459,132
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	138,584	118,657	105,471
Deferred income taxes	20,579	1,414	3,552
Share-based compensation expense	19,871	21,591	19,384
Gain on sale of facility	(869)	(11,590)	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in receivables	(35,258)	5,247	(4,225)
Decrease (increase) in inventories and other current assets	11,626	(1,790)	29,555
(Decrease) increase in payables, accruals and income taxes	(18,653)	7,951	(10,304)
Increase in other long-term liabilities	8,867	9,702	9,535
Pension contribution	(5,729)	(5,856)	(4,292)
Other	2,484	(1,666)	4,656

Total operating activities	725,962	660,659	612,464

Investing activities:
Additions to property, plant and equipment	(71,327)	(63,314)	(57,427)
Purchases of businesses, net of cash acquired	(573,647)	(414,315)	(747,675)
Proceeds from sale of facility	950	12,799	—
Other	2,391	4,497	1,371

Total investing activities	(641,633)	(460,333)	(803,731)

Financing activities:
Net change in short-term borrowings	(172,495)	(45,186)	179,426
Additional long-term borrowings	500,000	872	—
Reduction in long-term borrowings	(914)	(617)	(1,539)
Repurchases of common stock	(245,283)	(8,467)	(4,642)
Cash dividends paid	(80,551)	(58,405)	(53,083)
Excess tax benefits from share-based payments	7,889	16,185	14,970
Proceeds from employee stock plans and other	15,493	25,334	39,407

Total financing activities	24,139	(70,284)	174,539

Effect of exchange rate changes on cash and cash equivalents	(26,056)	7,177	4,320

Increase (decrease) in cash and cash equivalents	82,412	137,219	(12,408)
Cash and cash equivalents:
Beginning of year	295,203	157,984	170,392

End of year	$377,615	$295,203	$157,984

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

Cash Equivalents, Securities and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2014 and 2013, the Company’s investment in a fixed-income mutual fund (held by its captive insurance subsidiary) is classified as “available-for-sale.” The aggregate market value of the fixed-income mutual fund at December 31, 2014 and 2013 was $9.2 million ($9.9 million cost basis) and $8.2 million ($8.6 million cost basis), respectively. The temporary unrealized gain or loss on the fixed-income mutual fund is recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity), and is not significant. Certain of the Company’s other investments, which are not significant, are also accounted for by the equity method of accounting.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. The allowance for possible losses on receivables was $10.4 million and $9.5 million at December 31, 2014 and 2013, respectively. See Note 7.

Inventories

The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for 80% of its inventories at December 31, 2014. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 20% of the Company’s inventory at December 31, 2014. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was $24.4 million and $23.3 million at December 31, 2014 and 2013, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.

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

The Company identifies its reporting units at the component level, which is one level below our operating units. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. Our reporting units are composed of divisions and are one level below our operating units and for which discrete financial information is prepared and regularly reviewed by segment management.

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

The Company completed its required annual impairment tests in the fourth quarter of 2014, 2013 and 2012 and determined that the carrying values of goodwill and other intangible assets with indefinite lives were not impaired.

The Company evaluates impairment of its long-lived assets, other than goodwill and indefinite-lived intangible assets when events or changes in circumstances indicate the carrying value may not be recoverable.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In instances where transactions are designated as hedges of an underlying item, the gains and losses on those transactions are included in accumulated other comprehensive income within stockholders’ equity to the extent they are effective as hedges. The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2014 and 2013, these net investment hedges included British-pound- and Euro-denominated long-term debt, pertaining to certain of its investments in 100% owned subsidiaries whose functional currency is either the British pound or the Euro. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges were evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness. An evaluation of hedge effectiveness is performed by the Company on an ongoing basis and any changes in the hedge are made as appropriate. See Note 4.

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The Company’s policy, with respect to sales returns and allowances, generally provides that the

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for these sales incentives as a reduction of revenues when the sale is recognized in the consolidated statement of income. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2014 and 2013, the accrual for future warranty obligations was $29.8 million and $28.0 million, respectively. The Company’s expense for warranty obligations was $10.5 million in 2014, $8.6 million in 2013 and $10.1 million in 2012. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Research and Development

Company-funded research and development costs are included in Cost of sales, excluding depreciation as incurred and were $119.3 million in 2014, $93.9 million in 2013 and $84.9 million in 2012.

Shipping and Handling Costs

Shipping and handling costs are included in Cost of sales, excluding depreciation and were $49.0 million in 2014, $41.9 million in 2013 and $39.0 million in 2012.

Share-Based Compensation

The Company expenses the fair value of share-based awards made under its share-based plans in the consolidated financial statements over their requisite service period of the grants. See Note 10.

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

	2014	2013	2012
	(In thousands)
Weighted average shares:
Basic shares	244,885	243,915	241,512
Equity-based compensation plans	2,217	2,150	2,474

Diluted shares	247,102	246,065	243,986

2.	Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue at the transfer of promised goods or services to

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, the Company must (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when the Company satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and can be adopted by the Company using either a full retrospective or modified retrospective approach, with early adoption prohibited. The Company continues to evaluate the impacts and monitor the developments related to ASU 2014-09. The Company has not determined the impact ASU 2014-09 may have on the Company’s consolidated results of operations, financial position or cash flows nor decided upon the method of adoption.

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

The following table provides the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2014 and 2013, consistent with the fair value hierarchy:

	December 31, 2014	December 31, 2013
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$9,219	$8,234

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the year ended December 31, 2014, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the year ended December 31, 2014.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at December 31, 2014 and 2013 in the accompanying consolidated balance sheet.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the estimated fair values of the Company’s financial instruments liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(88,100)	$(88,100)	$(268,764)	$(268,764)
Long-term debt (including current portion)	(1,625,926)	(1,768,439)	(1,146,301)	(1,290,466)

The fair value of short-term borrowings approximates the carrying value. Short-term borrowings are valued as level 2 investments as they are corroborated by observable market data. The Company’s long-term debt is all privately held with no public market for this debt, therefore, the fair value of long-term debt was computed based on comparable current market data for similar debt instruments and is considered to be a level 3 liability. See Note 9 for long-term debt principal amounts, interest rates and maturities.

Foreign Currency

At December 31, 2014, the Company had no forward contracts outstanding. For the year ended December 31, 2014, realized gains and losses on foreign currency forward contracts were not significant. At December 31, 2013, the Company had two Euro forward contracts for a total notional value of 21.7 million Euro ($28 thousand fair value unrealized loss at December 31, 2013) and one 61.0 million Swiss franc forward contract ($511 thousand fair value unrealized loss at December 31, 2013) outstanding. For the year ended December 31, 2013, realized losses on foreign currency forward contracts were $0.1 million. The Company does not typically designate its foreign currency forward contracts as hedges.

4.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2014, these net investment hedges included British-pound-denominated long-term debt and Euro-denominated short-term debt. As of December 31, 2013, these net investment hedges included British-pound- and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At December 31, 2014 and 2013, the Company had $186.7 million and $198.9 million, respectively, of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At December 31, 2014 and 2013, the Company had a $60.8 million and $68.9 million, respectively, Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $20.2 million of currency remeasurement gains and $6.8 million of currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2014 and 2013, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Acquisitions

In 2014, the Company spent $573.6 million in cash, net of cash acquired, to acquire Teseq Group in January 2014, VTI Instruments (“VTI”) in February 2014, Luphos GmbH in May 2014, Zygo Corporation in June 2014 and Amptek, Inc. in August 2014. Teseq is a manufacturer of test and measurement instrumentation for electromagnetic compatibility (“EMC”) testing. VTI is a manufacturer of high precision test and measurement instrumentation. Luphos’ core technology is used in the measurement of complex aspheric optical surfaces and other surfaces through non-contact methods. Zygo is a provider of optical metrology solutions, high precision optics and optical assemblies for use in a wide range of scientific, industrial and medical applications. Amptek is a manufacturer of instruments and detectors used to identify composition of materials using x-ray fluorescence technology. Teseq, VTI, Luphos, Zygo and Amptek are part of AMETEK’s Electronic Instruments Group (“EIG”).

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$61.8
Goodwill	272.1
Other intangible assets	270.7
Deferred income taxes	(64.5)
Net working capital and other*	33.5

Total purchase price	$573.6

*	Includes $33.9 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: Teseq manufactures a broad line of conducted and radiated EMC compliance testing systems and radio-frequency amplifiers for a range of industries, including aerospace, automotive, consumer electronics, medical equipment, telecommunications and transportation. Teseq provides the Company with opportunities for accelerating product innovation and market expansion worldwide. VTI broadens the Company’s capabilities in the high end test and measurement market and provides additional technology differentiation. Luphos’ technology expands the Company’s metrology capabilities across a broader range of surface finishes and profiles. Zygo’s position in non-contact optical metrology complements the Company’s position in contact metrology and enables the Company to offer its customers a full range of metrology solutions. Amptek broadens the Company’s position in the process and analytical instrumentations markets. The Company expects approximately $6.3 million of the goodwill recorded in connection with the 2014 acquisitions will be tax deductible in future years.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2014 Zygo acquisition, as well as accounting for income taxes associated with its 2014 acquisitions and the 2013 acquisition of Creaform, Inc.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2014, purchase price allocated to other intangible assets of $270.7 million consists of $52.7 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $218.0 million of other intangible assets consist of $170.6 million of customer relationships, which are being amortized over a period of five to 20 years, $0.8 million of trade names, which are being amortized over a period of ten years and $46.6 million of purchased technology, which is being amortized over a period of 15 to 18 years. Amortization expense for each of the next five years for the 2014 acquisitions listed above is expected to approximate $12.3 million per year.

The 2014 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the year ended December 31, 2014. Had the 2014 acquisitions been made at the beginning of 2014 or 2013, unaudited pro forma net sales, net income and diluted earnings per share for the years ended December 31, 2014 and 2013, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2014 or 2013.

In 2013, the Company spent $414.3 million in cash, net of cash acquired, to acquire Controls Southeast, Inc. (“CSI”) in August, Creaform, Inc. in October, and Powervar, Inc. in December. CSI is a leader in custom-engineered, thermal management solutions used to maintain temperature control of liquid and gas in a broad range of demanding industrial process applications. Creaform is a leading developer and manufacturer of innovative portable 3D measurement technologies and a provider of 3D engineering services. Powervar is a leading provider of power management systems and uninterruptible power supply systems. CSI, Creaform and Powervar are part of EIG.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2012	$1,215.0	$993.2	$2,208.2
Goodwill acquired	213.5	—	213.5
Purchase price allocation adjustments and other	(25.5)	(6.0)	(31.5)
Foreign currency translation adjustments	7.8	10.4	18.2

Balance at December 31, 2013	1,410.8	997.6	2,408.4
Goodwill acquired	272.1	—	272.1
Purchase price allocation adjustments and other	(0.4)	—	(0.4)
Foreign currency translation adjustments	(35.8)	(30.3)	(66.1)

Balance at December 31, 2014	$1,646.7	$967.3	$2,614.0

The 2013 purchase price allocation adjustments and other, noted above, primarily consists of the finalization of deferred taxes associated with acquisitions made in 2012.

Other intangible assets were as follows at December 31:

	2014	2013
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$53,474	$55,300
Purchased technology	239,775	198,463
Customer lists	1,182,152	1,037,689
Other acquired intangibles	20,270	28,304

	1,495,671	1,319,756

Accumulated amortization:
Patents	(35,004)	(34,692)
Purchased technology	(63,078)	(51,369)
Customer lists	(243,169)	(191,170)
Other acquired intangibles	(26,349)	(24,487)

	(367,600)	(301,718)

Net intangible assets subject to amortization	1,128,071	1,018,038
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	497,490	455,888

	$1,625,561	$1,473,926

Amortization expense was $74.9 million, $61.5 million and $51.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense for each of the next five years is expected to approximate $78.6 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Consolidated Balance Sheet Information

	December 31,
	2014	2013
	(In thousands)
INVENTORIES
Finished goods and parts	$80,307	$76,086
Work in process	94,298	85,518
Raw materials and purchased parts	321,291	291,244

	$495,896	$452,848

PROPERTY, PLANT AND EQUIPMENT
Land	$38,340	$35,395
Buildings	281,336	254,248
Machinery and equipment	793,580	754,654

	1,113,256	1,044,297
Less: Accumulated depreciation	(664,810)	(641,507)

	$448,446	$402,790

ACCRUED LIABILITIES
Employee compensation and benefits	$94,478	$87,656
Product warranty obligation	29,764	28,036
Severance and lease termination	14,864	7,653
Other	97,473	90,240

	$236,579	$213,585

	2014	2013	2012
	(In thousands)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS AND NOTES RECEIVABLE
Balance at the beginning of the year	$9,547	$10,754	$7,840
Additions charged to expense	2,974	1,939	3,569
Recoveries credited to allowance	—	—	33
Write-offs	(2,243)	(3,503)	(813)
Currency translation adjustments and other	168	357	125

Balance at the end of the year	$10,446	$9,547	$10,754

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Income before income taxes:
Domestic	$495,516	$443,278	$438,742
Foreign	309,316	281,517	223,733

Total	$804,832	$724,795	$662,475

Provision for income taxes:
Current:
Federal	$128,635	$133,574	$135,598
Foreign	60,606	64,077	50,511
State	12,461	13,083	18,415

Total current	201,702	210,734	204,524

Deferred:
Federal	19,870	7,899	6,038
Foreign	1,552	(3,592)	(6,598)
State	(2,752)	(7,245)	(621)

Total deferred	18,670	(2,938)	(1,181)

Total provision	$220,372	$207,796	$203,343

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2014	2013
	(In thousands)
Current deferred tax (asset) liability:
Reserves not currently deductible	$(32,552)	$(22,727)
Share-based compensation	(6,871)	(4,264)
Net operating loss carryforwards	(3,570)	(3,859)
Foreign tax credit carryforwards	(42)	—
Other	(467)	(5,233)

	(43,502)	(36,083)
Portion included in other current liabilities	(1,551)	(2,732)

Gross current deferred tax asset	(45,053)	(38,815)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	47,345	31,861
Reserves not currently deductible	(29,514)	(24,417)
Pensions	16,025	33,538
Differences in basis of intangible assets and accelerated amortization	586,960	528,139
Net operating loss carryforwards	(7,200)	(2,795)
Share-based compensation	(10,858)	(9,297)
Foreign tax credit carryforwards	(2,157)	—
Other	546	(3,578)

	601,147	553,451
Less: Valuation allowance	7,708	1,911

	608,855	555,362
Portion included in noncurrent assets	9,530	3,193

Gross noncurrent deferred tax liability	618,385	558,555

Net deferred tax liability	$573,332	$519,740

The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2014	2013	2012
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.9	1.0	1.8
Foreign operations, net	(6.1)	(5.8)	(5.1)
U.S. Manufacturing deduction and credits	(2.2)	(1.8)	(2.0)
Other	(0.2)	0.3	1.0

Consolidated effective tax rate	27.4%	28.7%	30.7%

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 2, 2013, the President of the United States of America signed legislation that retroactively extended the research and development (“R&D”) tax credit for two years, from January 1, 2012 through December 31, 2013. Similarly, on December 19, 2014, legislation was signed that extended the R&D tax credit for one year through December 31, 2014.

At December 31, 2014 and 2013, U.S. and foreign deferred income taxes totaling $7.5 million and $2.4 million were provided on undistributed earnings of certain non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. deferred income taxes for the undistributed earnings of certain other subsidiaries, which total approximately $993.2 million and $854.8 million at December 31, 2014 and 2013, respectively, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.

At December 31, 2014, the Company had tax benefits of $10.8 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $1.7 million for federal income tax purposes with no valuation allowance, $4.3 million for state income tax purposes with no valuation allowance and $4.8 million for foreign income tax purposes with a valuation allowance of $3.3 million. These net operating loss carryforwards, if not used, will expire between 2015 and 2034.

At December 31, 2014, the Company had tax benefits of $11.3 million related to tax credit carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes tax credit carryforwards of $4.7 million for federal income tax purposes with a valuation allowance of $0.7 million, $3.1 million for state income tax purposes with a valuation allowance of $0.3 million and $3.5 million for foreign income tax purposes with a valuation allowance of $3.4 million. These tax credit carryforwards, if not used, will expire between 2015 and 2034. Additionally, as of December 31, 2014, the Company had $2.2 million of U.S. foreign tax credit carryforwards.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for foreign and certain state net operating loss carryforwards and tax credits. In 2014, the Company recorded an increase of $5.8 million in the valuation allowance primarily related to foreign net operating losses and tax credits that are not expected to be utilized.

At December 31, 2014, the Company had gross unrecognized tax benefits of $71.7 million, of which $61.1 million, if recognized, would impact the effective tax rate. At December 31, 2013, the Company had gross unrecognized tax benefits of $55.2 million, of which $50.9 million, if recognized, would impact the effective tax rate.

At December 31, 2014 and 2013, the Company reported $11.1 million and $8.6 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2014, 2013 and 2012, the Company recognized a net expense of $2.5 million, $0.4 million and $1.0 million, respectively, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.

The most significant tax jurisdiction for the Company is the United States Federal Income Tax. The Company files income tax returns in various other state and foreign tax jurisdictions, in some cases for multiple

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. At December 31, 2014, the Internal Revenue Service (“IRS”) has been and is continuing to examine the Company’s consolidated U.S. income tax returns for the years 2010 and 2011 in addition to the separate U.S. income tax return for Cameca Instruments, Inc. for 2012. The IRS previously completed the examination of the Company’s consolidated U.S. income tax returns for the years 2008 and 2009. In addition, the IRS is currently examining the U.S. income tax returns of recently acquired Zygo Corporation & Subsidiaries for their fiscal year 2012 and 2013 tax years. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.

During 2014, the Company added $35.0 million of tax, interest and penalties to identified uncertain tax positions and reversed $16.0 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2013, the Company added $29.7 million of tax, interest and penalties related to identified uncertain tax positions and reversed $10.3 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2014	2013	2012
	(In millions)
Balance at the beginning of the year	$55.2	$36.2	$28.5
Additions for tax positions related to the current year	10.7	11.7	4.3
Additions for tax positions of prior years	16.8	15.1	6.0
Reductions for tax positions of prior years	(1.7)	(1.8)	(0.8)
Reductions related to settlements with taxing authorities	(0.4)	(2.5)	—
Reductions due to statute expirations	(8.9)	(3.5)	(1.8)

Balance at the end of the year	$71.7	$55.2	$36.2

In 2014, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain foreign and domestic issues, while the reductions above primarily relate to statue expirations and tax paid. At December 31, 2014, tax, interest and penalties of $56.5 million were classified as a noncurrent liability and $14.9 million was classified as a current liability, of which approximately $8.8 million was previously classified as a noncurrent liability. The net increase in uncertain tax positions for the year ended December 31, 2014 resulted in a decrease to income tax expense of $1.9 million. At December 31, 2014, the Company classified $14.9 million of tax, interest and penalties on uncertain tax positions as a current liability as it is reasonably possible that certain tax audits and tax rulings will be effectively settled within the next 12 months.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

Long-term debt consisted of the following at December 31:

	2014	2013
	(In thousands)
U.S. dollar 6.59% senior notes due September 2015	$90,000	$90,000
U.S. dollar 6.69% senior notes due December 2015	35,000	35,000
U.S. dollar 6.20% senior notes due December 2017	270,000	270,000
U.S. dollar 6.35% senior notes due July 2018	80,000	80,000
U.S. dollar 7.08% senior notes due September 2018	160,000	160,000
U.S. dollar 7.18% senior notes due December 2018	65,000	65,000
U.S. dollar 6.30% senior notes due December 2019	100,000	100,000
U.S. dollar 3.73% senior notes due September 2024	300,000	—
U.S. dollar 3.83% senior notes due September 2026	100,000	—
U.S. dollar 3.98% senior notes due September 2029	100,000	—
British pound 5.99% senior note due November 2016	62,249	66,303
British pound 4.68% senior note due September 2020	124,494	132,592
Euro 3.94% senior note due August 2015	60,790	68,880
Swiss franc 2.44% senior note due December 2021	55,600	61,754
Revolving credit loan	88,100	268,329
Other, principally foreign	22,793	17,207

Total debt	1,714,026	1,415,065
Less: Current portion	(286,201)	(273,315)

Total long-term debt	$1,427,825	$1,141,750

Maturities of long-term debt outstanding at December 31, 2014 were as follows: $64.2 million in 2016; $271.7 million in 2017; $310.7 million in 2018; $101.1 million in 2019; $124.5 million in 2020; and $555.6 million in 2021 and thereafter.

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

In September 2005, the Company issued a 50 million Euro ($60.8 million at December 31, 2014) 3.94% senior note due August 2015. In November 2004, the Company issued a 40 million British pound ($62.2 million at December 31, 2014) 5.99% senior note due November 2016. In September 2010, the Company issued an 80 million British pound ($124.5 million at December 31, 2014) 4.68% senior note due September 2020. In December 2011, the Company issued a 55 million Swiss franc ($55.6 million at December 31, 2014) 2.44% senior note due December 2021.

The Company has a revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The revolving credit facility expires in December 2018. The revolving credit facility places certain restrictions on allowable additional indebtedness. At December 31, 2014, the Company had available borrowing capacity of $771.2 million under its revolving credit facility, including the $200 million accordion feature.

Interest rates on outstanding loans under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At December 31, 2014 and 2013 the Company had $88.1 million and $216.6 million (including a $51.7 million eligible foreign subsidiary borrowing), respectively, of borrowings outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2014 and 2013 was 1.36% and 1.70%, respectively. The Company had outstanding letters of credit totaling $40.8 million and $47.7 million at December 31, 2014 and 2013, respectively.

The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2014.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $50.9 million at December 31, 2014. Foreign subsidiaries had debt outstanding at December 31, 2014 totaling $22.8 million, including $10.5 million reported in long-term debt.

The weighted average interest rate on total debt outstanding at December 31, 2014 and 2013 was 5.1% and 5.5%, respectively.

10.	Share-Based Compensation

Under the terms of the Company’s stockholder-approved share-based plans, incentive and non-qualified stock options and restricted stock have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Employee and non-employee director stock options generally

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vest at a rate of 25% per year, beginning one year from the date of the grant, and restricted stock generally has a four-year cliff vesting. Stock options generally have a maximum contractual term of seven years. At December 31, 2014, 17.1 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 6.4 million shares for stock options outstanding.

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

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2014	2013	2012
Expected volatility	23.9%	28.1%	28.4%
Expected term (years)	5.0	5.0	5.1
Risk-free interest rate	1.63%	0.75%	0.84%
Expected dividend yield	0.45%	0.57%	0.47%
Black-Scholes-Merton fair value per stock option granted	$12.21	$10.17	$8.54

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

Total share-based compensation expense was as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Stock option expense	$9,130	$10,776	$9,437
Restricted stock expense	10,741	10,815	9,947

Total pre-tax expense	19,871	21,591	19,384
Related tax benefit	(6,154)	(6,964)	(6,518)

Reduction of net income	$13,717	$14,627	$12,866

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	6,394	$27.13
Granted	976	53.13
Exercised	(846)	21.93
Forfeited	(161)	40.16
Expired	(1)	48.98

Outstanding at the end of the year	6,362	$31.47	3.6	$135.1

Exercisable at the end of the year	3,827	$23.55	2.5	$111.3

The aggregate intrinsic value of stock options exercised during 2014, 2013 and 2012 was $25.7 million, $41.6 million and $45.5 million, respectively. The total fair value of stock options vested during 2014, 2013 and 2012 was $8.9 million, $8.2 million and $8.9 million, respectively.

The following is a summary of the Company’s nonvested stock option activity and related information for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested stock options outstanding at the beginning of the year	2,880	$8.65
Granted	976	12.21
Vested	(1,160)	7.70
Forfeited	(161)	9.75

Nonvested stock options outstanding at the end of the year	2,535	$10.38

As of December 31, 2014, there was approximately $16.2 million of expected future pre-tax compensation expense related to the 2.5 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 25, 2013, 488,235 shares of restricted stock, which were granted on April 29, 2010, and 26,298 shares of restricted stock, which were granted on July 29, 2010, vested under this accelerated vesting provision. The pre-tax charge to income due to the accelerated vesting of these shares was $2.7 million ($1.9 million net after-tax charge) for the year ended December 31, 2013.

The following is a summary of the Company’s nonvested restricted stock activity and related information for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at the beginning of the year	987	$36.12
Granted	319	52.79
Vested	(104)	34.28
Forfeited	(97)	38.41

Nonvested restricted stock outstanding at the end of the year	1,105	$41.08

The total fair value of restricted stock vested was $3.6 million, $12.1 million and $11.1 million in 2014, 2013 and 2012, respectively. The weighted average fair value of restricted stock granted per share during 2014 and 2013 was $52.79 and $42.42, respectively. As of December 31, 2014, there was approximately $26.2 million of expected future pre-tax compensation expense related to the 1.1 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than two years.

Under a Supplemental Executive Retirement Plan (“SERP”) in 2014, the Company reserved 26,362 shares of common stock. The net reduction for retirements, terminations and dividends was 3,651 shares in 2014. The total number of shares of common stock reserved under the SERP was 605,359 as of December 31, 2014. Charges to expense under the SERP are not significant in amount and are considered pension expense with the offsetting credit reflected in capital in excess of par value.

11.	Retirement Plans and Other Postretirement Benefits

Retirement and Pension Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $54 million to $57 million to its worldwide defined benefit pension plans in 2015. The estimated cash contributions range includes a $50.0 million cash contribution to its U.S. defined benefit pension plans in January 2015.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:

U.S. Defined Benefit Pension Plans:

	2014	2013
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$428,675	$473,891
Service cost	3,208	3,918
Interest cost	21,000	18,889
Actuarial losses (gains)	65,417	(41,305)
Gross benefits paid	(26,927)	(26,718)

Net projected benefit obligation at the end of the year	$491,373	$428,675

Change in plan assets:
Fair value of plan assets at the beginning of the year	$518,388	$476,465
Actual return on plan assets	7,094	68,049
Employer contributions	368	592
Gross benefits paid	(26,927)	(26,718)

Fair value of plan assets at the end of the year	$498,923	$518,388

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Defined Benefit Pension Plans:

	2014	2013
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$185,178	$170,180
Service cost	2,945	2,405
Interest cost	7,931	7,112
Foreign currency translation adjustment	(15,961)	4,823
Employee contributions	339	344
Actuarial losses	23,903	6,304
Gross benefits paid	(6,664)	(6,002)
Plan amendments	—	12

Net projected benefit obligation at the end of the year	$197,671	$185,178

Change in plan assets:
Fair value of plan assets at the beginning of the year	$165,420	$143,398
Actual return on plan assets	6,628	18,341
Employer contributions	5,361	5,264
Employee contributions	339	344
Foreign currency translation adjustment	(11,177)	4,075
Gross benefits paid	(6,664)	(6,002)

Fair value of plan assets at the end of the year	$159,907	$165,420

The accumulated benefit obligation consisted of the following at December 31:

U.S. Defined Benefit Pension Plans:

	2014	2013
	(In thousands)
Funded plans	$471,960	$412,797
Unfunded plans	5,915	5,274

Total	$477,875	$418,071

Foreign Defined Benefit Pension Plans:

	2014	2013
	(In thousands)
Funded plans	$154,200	$142,623
Unfunded plans	32,845	28,759

Total	$187,045	$171,382

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine benefit obligations at December 31:

	2014	2013
U.S. Defined Benefit Pension Plans:
Discount rate	4.20%	5.00%
Rate of compensation increase (where applicable)	3.75%	3.75%
Foreign Defined Benefit Pension Plans:
Discount rate	3.44%	4.38%
Rate of compensation increase (where applicable)	2.88%	2.92%

The following is a summary of the fair value of plan assets for U.S. plans at December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash and temporary investments	$2,413	$—	$2,413	$3,589	$—	$3,589
Equity securities:
AMETEK common stock	26,979	26,979	—	29,016	29,016	—
U.S. Small cap common stocks	31,629	31,629	—	33,229	33,229	—
U.S. Large cap common stocks	105,288	67,484	37,804	99,211	65,737	33,474
Diversified common stocks — Global	93,558	—	93,558	94,901	—	94,901
Fixed-income securities and other:
U.S. Corporate	24,162	7,290	16,872	22,732	8,230	14,502
U.S. Government	4,917	3,840	1,077	2,984	2,058	926
Global asset allocation(1)	187,202	111,860	75,342	186,350	112,965	73,385
Inflation related funds	13,729	—	13,729	34,213	—	34,213
Alternative investments:
Inflation related pooled investment fund	9,046	—	—	12,163	—	—

Total investments	$498,923	$249,082	$240,795	$518,388	$251,235	$254,990

(1)	This asset class was invested in diversified companies in all geographical regions.

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

The following is a summary of the changes in the fair value of the U.S. plans’ level 3 investments (fair value using significant unobservable inputs):

Alternative Investments
(In thousands)
Balance, December 31, 2012	$20,543
Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	(206)
Realized gains (losses) relating to assets sold during the year	840
Purchases, sales, issuances and settlements, net	(9,014)

Balance, December 31, 2013	12,163

Actual return on assets:
Unrealized (losses) relating to instruments still held at the end of the year	(3,117)
Realized gains relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2014	$9,046

The expected long-term rate of return on these plan assets was 7.75% in 2014 and 2013, respectively. Equity securities included 512,565 shares of AMETEK, Inc. common stock with a market value of $27.0 million (5.4% of total plan investment assets) at December 31, 2014 and 550,837 shares of AMETEK, Inc. common stock with a market value of $29.0 million (5.6% of total plan investment assets) at December 31, 2013.

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

The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
Asset Class	Total	Level 2	Total	Level 2
	(In thousands)
Cash	$5,153	$5,153	$5,028	$5,028
U.S. Mutual equity funds	15,400	15,400	14,408	14,408
Foreign mutual equity funds	94,444	94,444	103,132	103,132
Real estate	4,032	4,032	3,502	3,502
Mutual bond funds — Global	31,990	31,990	25,379	25,379
Life insurance	8,888	—	13,971	—

Total investments	$159,907	$151,019	$165,420	$151,449

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

The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2012	$15,112
Actual return on assets:
Unrealized (losses) relating to instruments still held at the end of the year	(1,141)
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2013	13,971

Actual return on assets:
Unrealized (losses) relating to instruments still held at the end of the year	(5,083)
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2014	$8,888

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

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return for U.S. plans is 7.75% and 6.92% for foreign plans in 2015.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:

U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2014	2013	2014	2013
	(In thousands)
Benefit obligation	$25,790	$5,274	$25,790	$5,274
Fair value of plan assets	17,182	—	17,182	—

Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2014	2013	2014	2013
	(In thousands)
Benefit obligation	$111,095	$101,166	$104,196	$33,386
Fair value of plan assets	63,496	65,948	63,496	3,872

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2014	2013
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$658,830	$683,808
Projected benefit obligation	(689,044)	(613,853)

Funded status at the end of the year	$(30,214)	$69,955

Amounts recognized in the consolidated balance sheet consisted of:
Noncurrent asset for pension benefits (other assets)	$25,993	$110,447
Current liabilities for pension benefits	(1,139)	(2,114)
Noncurrent liability for pension benefits	(55,068)	(38,378)

Net amount recognized at the end of the year	$(30,214)	$69,955

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2014	2013
	(In thousands)
Net actuarial loss	$143,380	$65,610
Prior service costs	(1,407)	(1,551)
Transition asset	9	9

Total recognized	$141,982	$64,068

The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31:

	2014	2013	2012
	(In thousands)
Defined benefit plans:
Service cost	$6,153	$6,323	$5,201
Interest cost	28,931	26,000	27,620
Expected return on plan assets	(50,196)	(45,008)	(42,758)
Amortization of:
Net actuarial loss	4,483	13,484	12,161
Prior service costs	(51)	(35)	60
Transition asset	1	(1)	(22)

Total net periodic benefit (income) expense	(10,679)	763	2,262

Other plans:
Defined contribution plans	20,714	18,195	17,754
Foreign plans and other	5,325	5,151	4,936

Total other plans	26,039	23,346	22,690

Total net pension expense	$15,360	$24,109	$24,952

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total net periodic benefit expense (income) is included in Cost of sales, excluding depreciation in the consolidated statement of income. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2015 for the net actuarial losses and prior service costs is expected to be $8.8 million.

The following weighted average assumptions were used to determine the above net periodic pension benefit expense for the years ended December 31:

	2014	2013	2012
U.S. Defined Benefit Pension Plans:
Discount rate	5.00%	4.10%	5.00%
Expected return on plan assets	7.75%	7.75%	8.00%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	4.38%	4.44%	5.22%
Expected return on plan assets	6.93%	6.91%	6.96%
Rate of compensation increase (where applicable)	2.92%	2.89%	2.97%

Estimated Future Benefit Payments

The estimated future benefit payments for U.S. and foreign plans are as follows: 2015 - $33.4 million; 2016 - $34.1 million; 2017 - $35.5 million; 2018 - $36.5 million; 2019 - $37.3 million; 2020 to 2024 - $199.8 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $21.2 million and $19.7 million at December 31, 2014 and 2013, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Guarantees

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. At December 31, 2014, the maximum amount of future payment obligations relative to these various guarantees was $79.1 million and the outstanding liability under certain of those guarantees was $11.4 million.

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

Changes in the accrued product warranty obligation were as follows at December 31:

	2014	2013	2012
	(In thousands)
Balance at the beginning of the year	$28,036	$27,792	$22,466
Accruals for warranties issued during the year	10,515	8,588	10,089
Settlements made during the year	(11,688)	(10,484)	(10,602)
Warranty accruals related to acquired businesses and other during the year	2,901	2,140	5,839

Balance at the end of the year	$29,764	$28,036	$27,792

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2014, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total environmental reserves at December 31, 2014 and 2013 were $26.6 million and $21.9 million, respectively, for both non-owned and owned sites. In 2014, the Company recorded $8.3 million in reserves, of which $3.6 million was related to a 2014 business acquisition. These reserves relate to the estimated costs to remediate known environmental issues at sites associated with the acquired business. Additionally, the Company spent $3.6 million on environmental matters in 2014. The Company’s reserves for environmental liabilities at December 31, 2014 and 2013 include reserves of $11.7 million and $13.3 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2014, the Company had $9.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2014 (principally for production and administrative facilities and equipment) amounted to $158.3 million, consisting of payments of $36.0 million in 2015, $27.4 million in 2016, $18.6 million in 2017, $14.4 million in 2018, $11.7 million in 2019 and $50.2 million thereafter. The leases expire over a range of years from 2015 to 2082, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases. Rental expense was $44.6 million in 2014, $39.5 million in 2013 and $28.0 million in 2012.

As of December 31, 2014 and 2013, the Company had $388.7 million and $335.0 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Reportable Segments and Geographic Areas Information

Descriptive Information about Reportable Segments

The Company has two reportable segments, EIG and EMG. The Company’s operating units are identified based on the existence of segment managers. Certain of the Company’s operating units have been aggregated for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and similarity of economic characteristics.

EIG manufactures advanced instruments for the process, aerospace, power and industrial markets. It provides process and analytical instruments for the oil, gas, petrochemical, pharmaceutical, semiconductor and factory automation markets. It provides instruments for the laboratory equipment, ultraprecision manufacturing, medical, and test and measurement markets. It supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power instruments, data acquisition units, and fuel and fluid measurement systems. It makes power quality monitoring and metering devices, industrial battery chargers and uninterruptible power supplies, programmable power equipment, electrical test equipment and gas turbine sensors. It provides dashboard instruments for heavy trucks and other vehicles as well as timing controls and cooking computers for the food service industry.

EMG is a differentiated supplier of electrical interconnects, precision motion control solutions, specialty metals, thermal management systems, and floor care and specialty motors. It makes precision motion control products for data storage, medical devices, business equipment, factory automation and other applications. It manufacturers highly engineered electrical connectors and packaging used to protect sensitive electronic devices. It provides high-purity metals, metal strip, shaped wire and advanced composites for a wide range of industrial applications. It operates a global network of aviation maintenance, repair and overhaul facilities. It manufactures motors used in commercial appliances, fitness equipment, food and beverage machines, hydraulic pumps, industrial blowers and vacuum cleaners.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2014	2013	2012
	(In thousands)
Net sales(1):
Electronic Instruments	$2,421,638	$2,034,594	$1,872,557
Electromechanical	1,600,326	1,559,542	1,461,656

Consolidated net sales	$4,021,964	$3,594,136	$3,334,213

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$612,992	$552,110	$497,116
Electromechanical	335,046	309,402	292,205

Total segment operating income	948,038	861,512	789,321
Corporate administrative and other expenses	(49,452)	(46,433)	(43,449)

Consolidated operating income	898,586	815,079	745,872
Interest and other expenses, net	(93,754)	(90,284)	(83,397)

Consolidated income before income taxes	$804,832	$724,795	$662,475

Assets:
Electronic Instruments	$3,752,247	$3,166,917
Electromechanical	2,366,083	2,419,059

Total segment assets	6,118,330	5,585,976
Corporate	302,633	291,926

Consolidated assets	$6,420,963	$5,877,902

Additions to property, plant and equipment(3):
Electronic Instruments	$95,787	$37,597	$39,400
Electromechanical	35,404	35,025	67,935

Total segment additions to property, plant and equipment	131,191	72,622	107,335
Corporate	1,966	3,021	1,840

Consolidated additions to property, plant and equipment	$133,157	$75,643	$109,175

Depreciation and amortization:
Electronic Instruments	$75,364	$57,808	$50,473
Electromechanical	61,770	59,988	54,406

Total segment depreciation and amortization	137,134	117,796	104,879
Corporate	1,450	861	592

Consolidated depreciation and amortization	$138,584	$118,657	$105,471

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(3)	Includes $61.8 million in 2014, $12.3 million in 2013 and $51.7 million in 2012 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for the years ended December 31, 2014, 2013 and 2012 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2014	2013	2012
	(In thousands)
Net sales:
United States	$1,825,799	$1,609,661	$1,626,577

International(1):
United Kingdom	220,877	201,543	189,704
European Union countries	674,608	627,116	526,193
Asia	806,926	679,490	620,456
Other foreign countries	493,754	476,326	371,283

Total international	2,196,165	1,984,475	1,707,636

Total consolidated	$4,021,964	$3,594,136	$3,334,213

Long-lived assets from continuing operations (excluding intangible assets):
United States	$289,080	$233,844

International(2):
United Kingdom	34,736	37,080
European Union countries	76,542	84,812
Asia	22,314	21,003
Other foreign countries	25,774	26,051

Total international	159,366	168,946

Total consolidated	$448,446	$402,790

(1)	Includes U.S. export sales of $1,148.1 million in 2014, $1,037.0 million in 2013 and $862.6 million in 2012.

(2)	Represents long-lived assets of foreign-based operations only.

16.	Additional Consolidated Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $1.1 million, $1.0 million and $1.6 million for 2014, 2013 and 2012, respectively. Income taxes paid in 2014, 2013 and 2012 were $211.6 million, $173.4 million and $171.2 million, respectively. Cash paid for interest was $74.9 million, $72.7 million and $75.0 million in 2014, 2013 and 2012, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Stockholders’ Equity

In 2013, the Company repurchased approximately 206,000 shares of common stock for $8.5 million in cash under its share repurchase authorization. At December 31, 2013, $92.4 million was available under the Company’s Board of Directors authorization for future share repurchases. In 2014, the Company repurchased approximately 4,755,000 shares of common stock for $245.3 million in cash under its share repurchase authorization. On November 5, 2014, the Company’s Board of Directors approved an increase of $200 million in the authorization for repurchase of Company’s common stock. At December 31, 2014, $47.1 million was available under the Company’s Board of Directors authorization for future share repurchases.

At December 31, 2014, the Company held 17.5 million shares in its treasury at a cost of $457.8 million, compared with 13.0 million shares at a cost of $215.9 million at December 31, 2013. The number of shares outstanding at December 31, 2014 was 241.3 million shares, compared with 245.0 million shares at December 31, 2013.

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

18.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2014
Net sales	$975,292	$990,718	$1,031,811	$1,024,143	$4,021,964
Operating income	$221,631	$231,728	$218,143	$227,084	$898,586
Net income	$140,586	$150,063	$141,811	$152,000	$584,460
Basic earnings per share*	$0.57	$0.61	$0.58	$0.62	$2.39
Diluted earnings per share*	$0.57	$0.61	$0.57	$0.62	$2.37
Dividends paid per share*	$0.06	$0.09	$0.09	$0.09	$0.33

2013
Net sales	$882,853	$878,809	$890,006	$942,468	$3,594,136
Operating income	$197,235	$202,613	$204,686	$210,545	$815,079
Net income	$125,146	$128,321	$127,864	$135,668	$516,999
Basic earnings per share*	$0.51	$0.53	$0.52	$0.55	$2.12
Diluted earnings per share*	$0.51	$0.52	$0.52	$0.55	$2.10
Dividends paid per share*	$0.06	$0.06	$0.06	$0.06	$0.24

*

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2014. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

g)	Code of Ethics for Chief Executive Officer and Senior Financial Officers.

The Company has adopted a Code of Ethics for the principal executive officer, principal financial officer and principal accounting officer, which may be found on the Company’s website at www.ametek.com. Any amendments to the Code of Ethics or any grant of a waiver from the provisions of the Code of Ethics requiring disclosure under applicable U.S. Securities and Exchange Commission rules will be disclosed on the Company’s website.

Item 11.	Executive Compensation

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

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

Date: February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK S. HERMANCE Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2015

/s/ ROBERT R. MANDOS, JR. Robert R. Mandos, Jr.	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	February 24, 2015

/s/ WILLIAM J. BURKE William J. Burke	Senior Vice President — Comptroller & Treasurer (Principal Accounting Officer)	February 24, 2015

/s/ RUBY R. CHANDY Ruby R. Chandy	Director	February 24, 2015

/s/ ANTHONY J. CONTI Anthony J. Conti	Director	February 24, 2015

/s/ CHARLES D. KLEIN Charles D. Klein	Director	February 24, 2015

/s/ STEVEN W. KOHLHAGEN Steven W. Kohlhagen	Director	February 24, 2015

/s/ JAMES R. MALONE James R. Malone	Director	February 24, 2015

/s/ GRETCHEN W. MCCLAIN Gretchen W. McClain	Director	February 24, 2015

/s/ ELIZABETH R. VARET Elizabeth R. Varet	Director	February 24, 2015

/s/ DENNIS K. WILLIAMS Dennis K. Williams	Director	February 24, 2015

Index to Exhibits

Item 15(3)

Exhibit Number	Description	Incorporated Herein by Reference to
3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated May 8, 2013.	Exhibit 3.1 to Form 8-K dated May 9, 2013, SEC File No. 1-12981.
3.2	By-Laws of AMETEK, Inc. as amended to and including May 8, 2014.	Exhibit 3.2 to Form 8-K, dated May 9, 2014, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 2007, between AMETEK, Inc. and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated June 5, 2007, SEC File No. 1-12981.
4.2	AMETEK, Inc. 2007 Omnibus Incentive Compensation Plan, dated as of April 24, 2007 (the “2007 Plan”).*	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.
4.3	Amendment No. 1 to the 2007 Plan.*	Exhibit 4.3 to 2012 Form 10-K, SEC File No. 1-12981.
4.4	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011 (the “2011 Plan”).*	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.
4.5	Amendment No. 1 to the 2011 Plan.*	Exhibit 4.5 to 2012 Form 10-K, SEC File No. 1-12981.
10.1	Amended and restated AMETEK, Inc. Retirement Plan for Directors, dated as of October 24, 2007.*	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.2**	AMETEK, Inc. Directors’ Deferred Compensation Plan, dated January 1, 2012
10.3	Amended and restated AMETEK, Inc. Deferred Compensation Plan, dated October 24, 2007.*	Exhibit 10.6 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.4	Amended and restated AMETEK, Inc. Supplemental Senior Executive Death Benefit Plan, dated as of July 25, 2007.*	Exhibit 10.1 to Form 10-Q, dated September 30, 2007, SEC File No. 1-12981.
10.5	Amended and restated AMETEK, Inc. 2004 Executive Death Benefit Plan, dated as of July 25, 2007.*	Exhibit 10.2 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.6	Amended and restated AMETEK, Inc. Death Benefit Program for Directors, dated as of October 24, 2007.*	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.7	Form of amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.8	Amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.*	Exhibit 10.8 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.9	The AMETEK Retirement and Savings Plan, as amended and restated to January 1, 2002 (the “Savings Plan”).*	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-12981.
10.10	Amendment No. 1 to the Savings Plan.*	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-12981.
10.11	Form of Severance Benefit Agreement between the Company and certain executives of the Company.*	Exhibit (10) (ww) to 1989 Form 10-K, SEC File No. 1-168.
10.12	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.*	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.
10.13	Amended and restated AMETEK, Inc. Supplemental Executive Retirement Plan, dated as of October 24, 2007.*	Exhibit 10.5 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.14	1999 Stock Incentive Plan of AMETEK, Inc. (the “1999 Plan”).*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.15	Amendment No. 1 to the 1999 Plan.*	Exhibit 4.1 to Form S-8 dated June 11, 1999, SEC File No. 333-80449.
10.16	Amendment No. 2 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated March 31, 2000, SEC File No. 1-12981.
10.17	Amendment No. 3 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated June 30, 2002, SEC File No. 1-12981.
10.18	Amendment No. 4 to the 1999 Plan.*	Exhibit 10.2 to Form 10-Q dated September 30, 2002, SEC File No. 1-12981.
10.19	Amendment No. 5 to the 1999 Plan.*	Exhibit 10.5 to Form 10-Q dated June 30, 2004, SEC File No. 1-12981.
10.20	Amendment No. 6 to the 1999 Plan.*	Exhibit 10.1 to Form 10-Q dated September 30, 2004, SEC File No. 1-12981.
10.21	Amendment No. 7 to the 1999 Plan.*	Exhibit 10.3 to Form 10-Q dated September 30, 2006, SEC File No. 1-12981.
10.22	Amendment No. 8 to the 1999 Plan.*	Exhibit 10.21 to 2012 Form 10-K, SEC File No. 1-12981.
10.23	2002 Stock Incentive Plan of AMETEK, Inc., as amended and restated as of April 25, 2007 (the “2002 Plan”).*	Exhibit 10.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
10.24	Amendment No. 1 to the 2002 Plan.*	Exhibit 10.23 to 2012 Form 10-K, SEC File No. 1-12981.
10.25	Form of amended and restated Restricted Stock Agreement between the Company and certain executives of the Company, dated October 24, 2007.*	Exhibit 10.9 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.26	Credit Agreement dated as of September 22, 2011 among AMETEK, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, SunTrust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents (the “Credit Agreement”).	Exhibit 10.1 to Form 8-K dated September 27, 2011, SEC File No. 1-12981.
10.27	Amendment No. 1 to the Credit Agreement.	Exhibit 10.1 to Form 10-Q dated September 30, 2013, SEC File No. 1-12981.
10.28	Amendment No. 2 to the Credit Agreement.	Exhibit 10.27 to 2013 Form 10-K, SEC File No. 1-12981.
10.29	Note Purchase Agreement, dated as of August 30, 2007.	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.
10.30	Amendment No. 1 to the Note Purchase Agreement, dated as of August 30, 2007.	Exhibit 10.1 to Form 10-Q dated September 30, 2014, SEC File No. 1-12981.
10.31	Note Purchase Agreement, dated as of September 17, 2008.	Exhibit 10.1 to Form 8-K dated September 19, 2008, SEC File No. 1-12981.
10.32	Amendment No. 1 to the Note Purchase Agreement, dated as of September 17, 2008.	Exhibit 10.2 to Form 10-Q dated September 30, 2014, SEC File No. 1-12981.
10.33	Note Purchase Agreement, dated as of September 30, 2014.	Exhibit 10.1 to Form 8-K dated October 2, 2014, SEC File No. 1-12981.
12**	Statement regarding computation of ratio of earnings to fixed charges.
21**	Subsidiaries of the Registrant.
23**	Consent of Independent Registered Public Accounting Firm.
31.1**	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

**	Filed with electronic submission.