Form 10-Q
period 2015-03-31
AMETEK INC/
filed 2015-05-01
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 23, 2015 was 241,521,134 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net sales	$984,059	$975,292

Operating expenses:
Cost of sales, excluding depreciation	635,965	625,170
Selling, general and administrative	110,884	112,625
Depreciation	16,258	15,866

Total operating expenses	763,107	753,661

Operating income	220,952	221,631
Other expenses:
Interest expense	(22,686)	(18,838)
Other, net	(1,480)	(3,877)

Income before income taxes	196,786	198,916
Provision for income taxes	54,679	58,330

Net income	$142,107	$140,586

Basic earnings per share	$0.59	$0.57

Diluted earnings per share	$0.59	$0.57

Weighted average common shares outstanding:
Basic shares	240,947	244,911

Diluted shares	242,797	247,229

Dividends declared and paid per share	$0.09	$0.06

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Total comprehensive income	$47,305	$140,299

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$406,587	$377,615
Receivables, less allowance for possible losses	592,301	585,462
Inventories, net	506,086	495,896
Deferred income taxes	46,081	45,053
Other current assets	57,699	74,578

Total current assets	1,608,754	1,578,604

Property, plant and equipment, net	434,401	448,446
Goodwill	2,566,962	2,614,030
Other intangibles, net of accumulated amortization	1,579,052	1,625,561
Investments and other assets	146,071	154,322

Total assets	$6,335,240	$6,420,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$254,038	$286,201
Accounts payable	381,054	386,207
Income taxes payable	30,959	27,157
Accrued liabilities	232,451	236,579

Total current liabilities	898,502	936,144

Long-term debt	1,418,638	1,427,825
Deferred income taxes	607,547	618,385
Other long-term liabilities	146,691	199,048

Total liabilities	3,071,378	3,181,402

Stockholders’ equity:
Common stock	2,595	2,589
Capital in excess of par value	516,075	491,750
Retained earnings	3,590,387	3,469,923
Accumulated other comprehensive loss	(361,696)	(266,894)
Treasury stock	(483,499)	(457,807)

Total stockholders’ equity	3,263,862	3,239,561

Total liabilities and stockholders’ equity	$6,335,240	$6,420,963

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash provided by (used for):
Operating activities:
Net income	$142,107	$140,586
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	35,260	33,250
Deferred income taxes	(1,267)	(698)
Share-based compensation expense	4,862	4,166
Net change in assets and liabilities, net of acquisitions	(8,491)	(13,734)
Pension contribution	(50,770)	(903)
Other	225	(1,706)

Total operating activities	121,926	160,961

Investing activities:
Additions to property, plant and equipment	(14,372)	(14,460)
Purchases of businesses, net of cash acquired	—	(161,489)
Other	—	2,364

Total investing activities	(14,372)	(173,585)

Financing activities:
Net change in short-term borrowings	(24,704)	(6,516)
Reduction in long-term borrowings	(450)	(221)
Repurchases of common stock	(25,660)	(9)
Cash dividends paid	(21,642)	(14,662)
Excess tax benefits from share-based payments	6,082	2,558
Proceeds from employee stock plans	13,129	3,936

Total financing activities	(53,245)	(14,914)

Effect of exchange rate changes on cash and cash equivalents	(25,337)	(2,330)

Increase (decrease) in cash and cash equivalents	28,972	(29,868)

Cash and cash equivalents:
As of January 1	377,615	295,203

As of March 31	$406,587	$265,335

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2015, and the consolidated results of its operations and its cash flows for the three months ended March 31, 2015 and 2014 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

2.	Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revised guidance to only allow disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The Company adopted ASU 2013-08 effective January 1, 2015 and the adoption did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, the Company must (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when the Company satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and can be adopted by the Company using either a full retrospective or modified retrospective approach, with early adoption prohibited. The Company continues to evaluate the impacts and monitor the developments related to ASU 2014-09. The Company has not determined the impact ASU 2014-09 may have on the Company’s consolidated results of operations, financial position or cash flows nor decided upon the method of adoption.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 makes specific amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entities guidance. ASU 2014-02 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-02 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. The new guidance will be applied on a retrospective basis and early adoption is permitted. The Company does not expect the adoption of ASU 2015-03 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Weighted average shares:
Basic shares	240,947	244,911
Equity-based compensation plans	1,850	2,318

Diluted shares	242,797	247,229

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(124,912)	$(141,982)	$(266,894)	$(1,171)	$(64,068)	$(65,239)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(34,370)	—	(34,370)	(5,781)	—	(5,781)
Change in long-term intercompany notes	(54,693)	—	(54,693)	4,357	—	4,357
Net investment hedges	(11,011)	—	(11,011)	719	—	719
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	2,160	2,160	—	1,031	1,031
Income tax benefit (expense)	3,854	(742)	3,112	(252)	(361)	(613)

Other comprehensive (loss) income, net of tax	(96,220)	1,418	(94,802)	(957)	670	(287)

Balance at the end of the period	$(221,132)	$(140,564)	$(361,696)	$(2,128)	$(63,398)	$(65,526)

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

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

The following table provides the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, consistent with the fair value hierarchy:

	March 31, 2015	December 31, 2014
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$9,164	$9,219

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the three months ended March 31, 2015, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2015.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at March 31, 2015 and December 31, 2014 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(70,000)	$(70,000)	$(88,100)	$(88,100)
Long-term debt (including current portion)	(1,602,676)	(1,735,590)	(1,625,926)	(1,768,439)

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

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2015, these net investment hedges included British-pound-denominated long-term debt and Euro-denominated short-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At March 31, 2015, the Company had $178.2 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2015, the Company had a $53.7 million Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $15.7 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2015.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

7.	Inventories

	March 31, 2015	December 31, 2014
	(In thousands)
Finished goods and parts	$82,892	$80,307
Work in process	96,797	94,298
Raw materials and purchased parts	326,397	321,291

Total inventories	$506,086	$495,896

8.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2014	$1,646.7	$967.3	$2,614.0
Purchase price allocation adjustments and other	2.7	—	2.7
Foreign currency translation adjustments	(24.7)	(25.0)	(49.7)

Balance at March 31, 2015	$1,624.7	$942.3	$2,567.0

9.	Income Taxes

At March 31, 2015, the Company had gross unrecognized tax benefits of $69.2 million, of which $57.0 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2014	$71.7
Additions for tax positions	3.9
Reductions for tax positions	(6.4)

Balance at March 31, 2015	$69.2

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2015 and 2014 were not significant.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

10.	Share-Based Compensation

Total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Stock option expense	$1,895	$1,834
Restricted stock expense	2,967	2,332

Total pre-tax expense	4,862	4,166
Related tax benefit	(1,578)	(1,233)

Reduction of net income	$3,284	$2,933

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

11.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Defined benefit plans:
Service cost	$1,749	$1,636
Interest cost	6,689	7,233
Expected return on plan assets	(13,004)	(12,560)
Amortization of net actuarial loss and other	2,160	1,031

Pension income	(2,406)	(2,660)

Other plans:
Defined contribution plans	6,494	5,738
Foreign plans and other	1,248	1,288

Total other plans	7,742	7,026

Total net pension expense	$5,336	$4,366

For the three months ended March 31, 2015 and 2014, contributions to the Company’s defined benefit pension plans were $50.8 million and $0.9 million, respectively. The Company’s current estimate of 2015 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

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

Changes in the accrued product warranty obligation were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$29,764	$28,036
Accruals for warranties issued during the period	1,859	1,873
Settlements made during the period	(2,438)	(3,234)
Warranty accruals related to acquired businesses and other during the period	(949)	2,316

Balance at the end of the period	$28,236	$28,991

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2015, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at March 31, 2015 and December 31, 2014 were $25.4 million and $26.6 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2015, the Company recorded $0.2 million in reserves. Additionally, the Company spent $1.4 million on environmental matters for the three months ended March 31, 2015. The Company’s reserves for environmental liabilities at March 31, 2015 and December 31, 2014 include reserves of $11.6 million and $11.7 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At March 31, 2015, the Company had $9.3 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

At March 31, 2015, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2014, nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three months ended March 31, 2015 and 2014 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

15.	First Quarter of 2015 Restructuring Charges

During the first quarter of 2015, the Company recorded pre-tax charges totaling $15.9 million, which had the effect of reducing net income by $10.8 million ($0.04 per diluted share). The restructuring charges were reported in segment operating income as follows: $9.3 million in EIG, $6.5 million in EMG and $0.1 million in corporate administrative expenses. The restructuring costs primarily resulted from a reduction in workforce in response to the effects of a continued strong U.S. dollar and a weak global economy on certain of our businesses. The restructuring costs will be broadly implemented across the Company’s various businesses throughout the remainder of 2015. At March 31, 2015, the Company had $15.9 million reported as Accrued liabilities in the Company’s consolidated balance sheet related to this restructuring.

16.	Subsequent Event

On April 1, 2015, the Company’s Board of Directors approved an increase of $350 million in the authorization for repurchase of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Net sales(1):
Electronic Instruments	$593,798	$572,394
Electromechanical	390,261	402,898

Consolidated net sales	$984,059	$975,292

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$151,217	$150,319
Electromechanical	81,964	83,880

Total segment operating income	233,181	234,199
Corporate administrative and other expenses	(12,229)	(12,568)

Consolidated operating income	220,952	221,631
Interest and other expenses, net	(24,166)	(22,715)

Consolidated income before income taxes	$196,786	$198,916

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the first quarter of 2015 compared with the first quarter of 2014

For the quarter ended March 31, 2015, the Company posted strong sales, operating income, operating income margins, net income and diluted earnings per share despite U.S. dollar headwinds and the sluggish global economy. Contributions from the acquisitions of Amptek, Inc. in August 2014 and Zygo Corporation in June 2014, as well as the Company’s Operational Excellence initiatives had a positive impact on the first quarter of 2015 results. In the first quarter of 2015, the Company recorded pre-tax realignment costs totaling $15.9 million, which reduced net income by $10.8 million ($0.04 per diluted share). These realignment costs are primarily related to employee severance. The full year impact of the 2014 acquisitions and continued focus on and implementation of Operational Excellence initiatives, including the realignment of the Company’s operations, are expected to have a positive impact on the remainder of the Company’s 2015 results while a stronger U.S. dollar is expected to be a continual headwind in 2015.

Net sales for the first quarter of 2015 were $984.1 million, an increase of $8.8 million or 0.9%, compared with net sales of $975.3 million for the first quarter of 2014. The increase in net sales for the first quarter of 2015 was attributable to internal sales growth of approximately 1%, acquisitions added 4% and foreign currency translation was an unfavorable 4%.

Total international sales for the first quarter of 2015 were $507.7 million or 51.6% of net sales, a decrease of $40.6 million or 7.4%, compared with international sales of $548.3 million or 56.2% of net sales for the first quarter of 2014. The $40.6 million decrease in international sales primarily resulted from the unfavorable effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the first quarter of 2015 were $943.7 million, a decrease of $54.7 million or 5.5%, compared with $998.4 million for the first quarter of 2014. The decrease in orders for the first quarter of 2015 was due to an unfavorable 8% effect of foreign currency translation, partially offset by internal order growth of approximately 1% and acquisitions of 1%. As a result, the Company’s backlog of unfilled orders at March 31, 2015 was $1,156.9 million, a decrease of $40.4 million or 3.4%, compared with $1,197.3 million at December 31, 2014, largely driven by unfavorable foreign currency translation.

Results of Operations (continued)

Segment operating income for the first quarter of 2015 was $233.2 million, a decrease of $1.0 million or 0.4%, compared with segment operating income of $234.2 million for the first quarter of 2014. Segment operating income, as a percentage of net sales, decreased to 23.7% for the first quarter of 2015, compared with 24.0% for the first quarter of 2014. The decrease in segment operating income and segment operating margins resulted primarily from the first quarter of 2015 realignment costs described above, which negatively impacted segment operating margins by 160 basis points, partially offset by the impact of acquisitions and internal sales growth mentioned above.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2015 were $110.9 million, a decrease of $1.7 million or 1.5%, compared with $112.6 million for the first quarter of 2014. As a percentage of net sales, SG&A expenses were 11.3% for the first quarter of 2015, compared with 11.5% for the first quarter of 2014. Selling expenses for the first quarter of 2015 were $98.8 million, a decrease of $1.4 million or 1.4%, compared with $100.2 million for the first quarter of 2014. Selling expenses, as a percentage of net sales, decreased to 10.0% for the first quarter of 2015, compared with 10.3% for the first quarter of 2014. The selling expenses decrease and the corresponding decrease in selling expenses as a percentage of sales were primarily due to cost containment initiatives and the impact of foreign currency translation.

Corporate administrative expenses for the first quarter of 2015 were $12.1 million, a decrease of $0.3 million or 2.4%, compared with $12.4 million for the first quarter of 2014. As a percentage of net sales, corporate administrative expenses were 1.2% for the first quarter of 2015, compared with 1.3% for the first quarter of 2014. The decrease in corporate administrative expenses was primarily driven by cost containment initiatives.

Consolidated operating income was $221.0 million or 22.5% of net sales for the first quarter of 2015, a decrease of $0.6 million or 0.3%, compared with $221.6 million or 22.7% of net sales for the first quarter of 2014.

Interest expense was $22.7 million for the first quarter of 2015, an increase of $3.9 million or 20.7%, compared with $18.8 million for the first quarter of 2014. The increase was due to the impact of a private placement senior notes funding in the third quarter of 2014.

Other expenses, net were $1.5 million for the first quarter of 2015, a decrease of $2.4 million, compared with $3.9 million for the first quarter of 2014. The decrease was primarily driven by foreign currency translation and lower acquisition-related expenses.

The effective tax rate for the first quarter of 2015 was 27.8%, compared with 29.3% for the first quarter of 2014. The effective tax rates for the first quarter of 2015 and 2014 reflect the higher proportion of foreign earnings, which are taxed at lower rates. Additionally, the first quarter of 2015 effective tax rate reflected the release of uncertain tax position liabilities related to the conclusion of an advance thin capitalization agreement in the European Union.

Net income for the first quarter of 2015 was $142.1 million, an increase of $1.5 million or 1.1%, compared with $140.6 million for the first quarter of 2014. Diluted earnings per share for the first quarter of 2015 were $0.59, an increase of $0.02 or 3.5%, compared with $0.57 per diluted share for the first quarter of 2014. Diluted earnings per share for the first quarter of 2015 includes the impact of the first quarter of 2015 realignment costs, which negatively impacted earnings by $0.04 per diluted share.

Results of Operations (continued)

Segment Results

Electronic Instruments Group’s (“EIG”) net sales totaled $593.8 million for the first quarter of 2015, an increase of $21.4 million or 3.7%, compared with $572.4 million for the first quarter of 2014. The acquisitions of Amptek and Zygo accounted for 7% of the net sales increase, partially offset by an unfavorable 3% effect of foreign currency translation. Internal sales growth was flat quarter over quarter.

EIG’s operating income was $151.2 million for the first quarter of 2015, an increase of $0.9 million or 0.6%, compared with $150.3 million for the first quarter of 2014. EIG’s increase in operating income was primarily due to the higher sales mentioned above, partially offset by $9.3 million of first quarter of 2015 realignment costs. EIG’s operating margins were 25.5% of net sales for the first quarter of 2015, compared with 26.3% of net sales for the first quarter of 2014. EIG’s decrease in operating margins resulted primarily from the 150 basis points negative impact from the realignment costs noted above, partially offset by the benefits of the Group’s Operational Excellence initiatives.

Electromechanical Group’s (“EMG”) net sales totaled $390.3 million for the first quarter of 2015, a decrease of $12.6 million or 3.1%, compared with $402.9 million for the first quarter of 2014. The net sales decrease was due to an unfavorable 5% effect of foreign currency translation, partially offset by internal sales growth of approximately 2%.

EMG’s operating income was $82.0 million for the first quarter of 2015, a decrease of $1.9 million or 2.3%, compared with $83.9 million for the first quarter of 2014. EMG’s decrease in operating income was primarily due to the lower sales mentioned above and includes $6.5 million of first quarter of 2015 realignment costs, partially offset by the benefits of the Group’s Operational Excellence initiatives. EMG’s operating margins were 21.0% of net sales for the first quarter of 2015, compared with 20.8% of net sales for the first quarter of 2014. EMG’s increase in operating margins was driven by the benefits of the Group’s Operational Excellence initiatives, partially offset by the 170 basis points negative impact from the realignment costs described above.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $121.9 million for the first three months of 2015, a decrease of $39.1 million or 24.3%, compared with $161.0 million for the first three months of 2014. The decrease in cash provided by operating activities was primarily due to the $49.9 million increase in defined benefit pension plan contributions, driven by a $50.0 million contribution to the Company’s U.S. defined benefit pension plans in the first quarter of 2015. Free cash flow (cash flow provided by operating activities less capital expenditures) was $107.6 million for the first three months of 2015, compared with $146.5 million for the first three months of 2014. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $254.6 million for the first three months of 2015, compared with $250.9 million for the first three months of 2014. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $14.4 million for the first three months of 2015, compared with $173.6 million for the first three months of 2014. For the first three months of 2014, the Company paid $161.5 million, net of cash acquired, to acquire Teseq in January 2014 and VTI in February 2014. Additions to property, plant and equipment totaled $14.4 million for the first three months of 2015, compared with $14.5 million for the first three months of 2014.

Cash used for financing activities totaled $53.2 million for the first three months of 2015, compared with $14.9 million for the first three months of 2014. The change in financing cash flow was primarily the result of a net total borrowings decrease of $25.2 million for the first three months of 2015, compared with a net total borrowings decrease of $6.7 million for the first three months of 2014.

For the first three months of 2015, the Company repurchased approximately 481,000 shares of its common stock for $25.7 million. At March 31, 2015, $21.5 million was available under the Company’s Board of Directors authorization for future share repurchases.

On April 1, 2015, the Company’s Board of Directors approved an increase of $350 million in the authorization for repurchase of the Company’s common stock.

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

At March 31, 2015, total debt outstanding was $1,672.7 million, compared with $1,714.0 million at December 31, 2014, with no significant maturities until the third quarter of 2015 of $143.7 million. The debt-to-capital ratio was 33.9% at March 31, 2015, compared with 34.6% at December 31, 2014. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 27.9% at March 31, 2015, compared with 29.2% at December 31, 2014. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

Financial Condition (continued)

As a result of all of the Company’s cash flow activities for the first three months of 2015, cash and cash equivalents at March 31, 2015 totaled $406.6 million, compared with $377.6 million at December 31, 2014. At March 31, 2015, the Company had $373.7 million in cash outside the United States, compared with $352.8 million at December 31, 2014. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2015. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2015 to January 31, 2015	281,238	$53.98	281,238	$31,953,282
February 1, 2015 to February 28, 2015	199,781	52.38	199,781	21,489,684
March 1, 2015 to March 31, 2015	292	53.28	292	21,474,126

Total	481,311	53.31	481,311

(1)	Includes 200,116 shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors remaining portion of the $200 million authorization for the repurchase of its common stock announced in November 2014. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ William J. Burke
William J. Burke
Senior Vice President - Comptroller & Treasurer
(Principal Accounting Officer)

May 1, 2015