Form 10-Q
period 2015-09-30
AMETEK INC/
filed 2015-11-05
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 28, 2015 was 237,882,582 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$998,527	$1,031,811	$2,986,312	$2,997,821

Operating expenses:
Cost of sales, excluding depreciation	631,790	677,739	1,901,680	1,933,554
Selling, general and administrative	112,116	119,205	335,702	345,146
Depreciation	17,006	16,724	50,044	47,619

Total operating expenses	760,912	813,668	2,287,426	2,326,319

Operating income	237,615	218,143	698,886	671,502
Other expenses:
Interest expense	(23,684)	(19,543)	(69,048)	(57,362)
Other, net	(2,325)	(8,639)	(6,298)	(16,842)

Income before income taxes	211,606	189,961	623,540	597,298
Provision for income taxes	55,208	48,150	169,522	164,838

Net income	$156,398	$141,811	$454,018	$432,460

Basic earnings per share	$0.65	$0.58	$1.89	$1.76

Diluted earnings per share	$0.65	$0.57	$1.87	$1.75

Weighted average common shares outstanding:
Basic shares	239,959	245,439	240,801	245,184

Diluted shares	241,238	247,643	242,552	247,425

Dividends declared and paid per share	$0.09	$0.09	$0.27	$0.24

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total comprehensive income	$119,704	$58,400	$371,699	$356,228

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$328,034	$377,615
Receivables, less allowance for possible losses	610,019	585,462
Inventories, net	541,994	495,896
Deferred income taxes	40,231	45,053
Other current assets	70,462	74,578

Total current assets	1,590,740	1,578,604

Property, plant and equipment, net	483,029	448,446
Goodwill	2,722,871	2,614,030
Other intangibles, net of accumulated amortization	1,699,252	1,625,561
Investments and other assets	148,132	154,322

Total assets	$6,644,024	$6,420,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$295,259	$286,201
Accounts payable	375,187	386,207
Income taxes payable	20,671	27,157
Accrued liabilities	234,360	236,579

Total current liabilities	925,477	936,144

Long-term debt	1,621,812	1,427,825
Deferred income taxes	627,376	618,385
Other long-term liabilities	154,090	199,048

Total liabilities	3,328,755	3,181,402

Stockholders’ equity:
Common stock	2,607	2,589
Capital in excess of par value	559,060	491,750
Retained earnings	3,859,394	3,469,923
Accumulated other comprehensive loss	(349,213)	(266,894)
Treasury stock	(756,579)	(457,807)

Total stockholders’ equity	3,315,269	3,239,561

Total liabilities and stockholders’ equity	$6,644,024	$6,420,963

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used for):
Operating activities:
Net income	$454,018	$432,460
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	110,031	102,800
Deferred income taxes	(5,200)	(346)
Share-based compensation expense	17,679	15,055
Gain on sale of facility	—	(869)
Net change in assets and liabilities, net of acquisitions	(51,570)	(32,720)
Pension contribution	(52,353)	(2,583)
Other	537	(1,143)

Total operating activities	473,142	512,654

Investing activities:
Additions to property, plant and equipment	(45,293)	(47,279)
Purchases of businesses, net of cash acquired	(356,466)	(573,647)
Proceeds from sale of facilities	421	950
Other	(558)	2,392

Total investing activities	(401,896)	(617,584)

Financing activities:
Net change in short-term borrowings	160,231	(262,943)
Additional long-term borrowings	200,000	500,000
Reduction in long-term borrowings	(146,890)	(533)
Repurchases of common stock	(306,525)	(1,885)
Cash dividends paid	(64,661)	(58,726)
Excess tax benefits from share-based payments	19,817	6,279
Proceeds from employee stock plans and other	36,909	11,743

Total financing activities	(101,119)	193,935

Effect of exchange rate changes on cash and cash equivalents	(19,708)	(14,595)

(Decrease) increase in cash and cash equivalents	(49,581)	74,410

Cash and cash equivalents:
As of January 1	377,615	295,203

As of September 30	$328,034	$369,613

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2015, and the consolidated results of its operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the U.S. Securities and Exchange Commission.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, the Company must (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when the Company satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and can be adopted by the Company using either a full retrospective or modified retrospective approach. ASU 2014-09 may be early adopted for interim and annual reporting periods beginning after December 15, 2016. The Company continues to evaluate the impacts and monitor the developments related to ASU 2014-09. The Company is in the process of determining the impact ASU 2014-09 may have on the Company’s consolidated results of operations, financial position or cash flows and has not decided upon the method of adoption.

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

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance clarifies that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use to make this determination. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company has not determined the impact ASU 2015-05 may have on the Company’s consolidated results of operations, financial position or cash flows and has not decided upon the method of adoption.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of ASU 2015-16 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(In thousands)
Weighted average shares:
Basic shares	239,959	245,439	240,801	245,184
Equity-based compensation plans	1,279	2,204	1,751	2,241

Diluted shares	241,238	247,643	242,552	247,425

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
			(In thousands)
Balance at the beginning of the period	$(173,373)	$(139,146)	$(312,519)	$4,668	$(62,728)	$(58,060)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(34,410)	—	(34,410)	(39,899)	—	(39,899)
Change in long-term intercompany notes	(780)	—	(780)	(37,018)	—	(37,018)
Net investment hedges	(4,497)	—	(4,497)	(11,021)	—	(11,021)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	2,160	2,160	—	1,030	1,030
Income tax benefit (expense)	1,575	(742)	833	3,857	(360)	3,497

Other comprehensive (loss) income, net of tax	(38,112)	1,418	(36,694)	(84,081)	670	(83,411)

Balance at the end of the period	$(211,485)	$(137,728)	$(349,213)	$(79,413)	$(62,058)	$(141,471)

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
			(In thousands)
Balance at the beginning of the period	$(124,912)	$(141,982)	$(266,894)	$(1,171)	$(64,068)	$(65,239)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(41,066)	—	(41,066)	(35,540)	—	(35,540)
Change in long-term intercompany notes	(40,825)	—	(40,825)	(38,154)	—	(38,154)
Net investment hedges	(7,204)	—	(7,204)	(6,997)	—	(6,997)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	6,480	6,480	—	3,092	3,092
Income tax benefit (expense)	2,522	(2,226)	296	2,449	(1,082)	1,367

Other comprehensive (loss) income, net of tax	(86,573)	4,254	(82,319)	(78,242)	2,010	(76,232)

Balance at the end of the period	$(211,485)	$(137,728)	$(349,213)	$(79,413)	$(62,058)	$(141,471)

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

The following table provides the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, consistent with the fair value hierarchy:

	September 30, 2015	December 31, 2014
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$8,487	$9,219

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the nine months ended September 30, 2015, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2015.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at September 30, 2015 and December 31, 2014 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(257,300)	$(257,300)	$(88,100)	$(88,100)
Long-term debt (including current portion)	(1,659,771)	(1,746,242)	(1,625,926)	(1,768,439)

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

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2015, these net investment hedges included British-pound-denominated long-term debt. As of December 31, 2014, these net investment hedges included British-pound-denominated long-term debt and Euro-denominated short-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At September 30, 2015 and December 31, 2014, the Company had $181.4 million and $186.7 million, respectively, of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. In the third quarter of 2015, the Company paid in full, at maturity, a 50 million Euro ($56.4 million) loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. See Note 11 for further details. At December 31, 2014, the Company had a $60.8 million Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $10.2 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2015.

7.	Inventories

	September 30, 2015	December 31, 2014
	(In thousands)
Finished goods and parts	$81,853	$80,307
Work in process	115,358	94,298
Raw materials and purchased parts	344,783	321,291

Total inventories	$541,994	$495,896

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

8.	Acquisitions

The Company spent $356.5 million in cash, net of cash acquired, to acquire Global Tubes in May 2015 and Surface Vision, formerly referred to as the Surface Inspection Systems Division of Cognex Corporation, in July 2015. Global Tubes is a manufacturer of high precision, small diameter metal tubing. Surface Vision develops and manufactures software-enabled vision systems used to inspect surfaces of continuously processed materials for flaws and defects. Global Tubes is part of AMETEK’s Electromechanical Group (“EMG”) and Surface Vision is part of AMETEK’s Electronic Instruments Group (“EIG”).

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$53.4
Goodwill	155.2
Other intangible assets	156.8
Deferred income taxes	(25.4)
Net working capital and other*	16.5

Total purchase price	$356.5

*	Includes $29.0 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: Global Tubes’ metallurgical capabilities, processing capabilities and alloy ranges are complementary and expand the Company’s product offerings in highly engineered applications serving the aerospace, energy, power generation and medical markets. Surface Vision’s proprietary real-time image processing technology broadens the Company’s capabilities in the non-destructive process inspection market. The Company does not expect any of the goodwill recorded in connection with the Global Tubes acquisition to be tax deductible in future years. The Company expects approximately $67.8 million of the goodwill recorded in connection with the Surface Vision acquisition will be tax deductible in future years.

At September 30, 2015, purchase price allocated to other intangible assets of $156.8 million consists of $20.6 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $136.2 million of other intangible assets consists of $85.1 million of customer relationships, which are being amortized over a period of 18 to 20 years, $13.1 million of trade names, which are being amortized over a period of two to 14 years and $38.0 million of purchased technology, which is being amortized over a period of 15 to 20 years. Amortization expense for each of the next five years for the 2015 acquisitions listed above is expected to approximate $8.0 million per year.

The Company recognized $8.4 million in environmental liabilities related to the estimated costs to remediate known environmental issues at Global Tubes. The $8.4 million is included in net working capital and other in the table above.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2015 acquisitions, including the environmental liabilities noted above, goodwill, customer relationships, trade names, purchased technology and the accounting for income taxes.

The 2015 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2015. Had the 2015 acquisitions been made at the beginning of 2015 or 2014, unaudited pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2015 or 2014.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

9.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2014	$1,646.7	$967.3	$2,614.0
Goodwill acquired	67.8	87.4	155.2
Purchase price allocation adjustments and other	(3.8)	—	(3.8)
Foreign currency translation adjustments	(23.7)	(18.8)	(42.5)

Balance at September 30, 2015	$1,687.0	$1,035.9	$2,722.9

10.	Income Taxes

At September 30, 2015, the Company had gross unrecognized tax benefits of $62.3 million, of which $51.7 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2014	$71.7
Additions for tax positions	10.7
Reductions for tax positions	(20.1)

Balance at September 30, 2015	$62.3

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2015 and 2014 were not significant.

11.	Debt

In August 2015, the Company obtained the third funding of $150 million, consisting of $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035 under the third quarter of 2014 private placement agreement. In June 2015, the Company obtained the second funding of $50 million in aggregate principal amount of 3.91% senior notes due June 2025 under the third quarter of 2014 private placement agreement. The first funding occurred in September 2014 for $500 million, consisting of $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. The senior notes carry a weighted average interest rate of 3.88%. The senior notes are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the third funding of the senior notes were used to pay down senior notes that matured in the third quarter of 2015 described further below. The proceeds from the second funding of the senior notes were used to pay down domestic borrowings under the Company’s revolving credit facility.

In the third quarter of 2015, the Company paid in full, at maturity, $90 million in aggregate principal amount of 6.59% private placement senior notes and 50 million Euro ($56.4 million) 3.94% senior note.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

12.	Share-Based Compensation

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Expected volatility	22.3%	23.9%
Expected term (years)	5.0	5.0
Risk-free interest rate	1.58%	1.63%
Expected dividend yield	0.69%	0.45%
Black-Scholes-Merton fair value per stock option granted	$10.89	$12.21

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

Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Stock option expense	$2,279	$1,887	$8,466	$7,227
Restricted stock expense	3,321	2,860	9,213	7,828

Total pre-tax expense	5,600	4,747	17,679	15,055
Related tax benefit	(1,779)	(1,423)	(5,805)	(4,710)

Reduction of net income	$3,821	$3,324	$11,874	$10,345

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2014	6,362	$31.47
Granted	1,326	52.30
Exercised	(1,808)	20.66
Forfeited	(115)	46.57
Expired	(4)	48.89

Outstanding at September 30, 2015	5,761	$39.35	4.3	$75.5

Exercisable at September 30, 2015	2,984	$30.60	2.9	$65.0

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2015 was $60.0 million. The total fair value of stock options vested during the nine months ended September 30, 2015 was $9.9 million. As of September 30, 2015, there was approximately $20.5 million of expected future pre-tax compensation expense related to the 2.8 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2014	1,105	$41.08
Granted	335	52.30
Vested	(294)	33.40
Forfeited	(58)	44.62

Nonvested restricted stock outstanding at September 30, 2015	1,088	$46.34

The total fair value of restricted stock vested during the nine months ended September 30, 2015 was $9.8 million. As of September 30, 2015, there was approximately $31.6 million of expected future pre-tax compensation expense related to the 1.1 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

13.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Defined benefit plans:
Service cost	$1,831	$1,630	$5,380	$4,910
Interest cost	7,304	7,237	21,084	21,732
Expected return on plan assets	(14,017)	(12,582)	(40,690)	(37,749)
Amortization of net actuarial loss and other	2,160	1,030	6,480	3,092

Pension income	(2,722)	(2,685)	(7,746)	(8,015)

Other plans:
Defined contribution plans	5,225	5,163	17,725	15,888
Foreign plans and other	1,230	1,397	3,716	4,169

Total other plans	6,455	6,560	21,441	20,057

Total net pension expense	$3,733	$3,875	$13,695	$12,042

For the nine months ended September 30, 2015 and 2014, contributions to the Company’s defined benefit pension plans were $52.4 million and $2.6 million, respectively. The Company’s current estimate of 2015 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

Within the product warranty table below, the nine months ended September 30, 2014 has been adjusted to disclose gross accruals for warranties issued during the period and gross settlements made during the period to conform to the current period presentation.

Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Balance at the beginning of the period	$29,764	$28,036
Accruals for warranties issued during the period	8,826	11,618
Settlements made during the period	(13,798)	(13,657)
Warranty accruals related to acquired businesses and other during the period	(1,672)	3,268

Balance at the end of the period	$23,120	$29,265

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

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2015, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at September 30, 2015 and December 31, 2014 were $32.0 million and $26.6 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2015, the Company recorded $9.2 million in reserves, of which $8.4 million was related to a 2015 business acquisition. These reserves relate to the estimated costs to remediate known environmental issues associated with the acquired business. Additionally, the Company spent $3.8 million on environmental matters for the nine months ended September 30, 2015. The Company’s reserves for environmental liabilities at September 30, 2015 and December 31, 2014 include reserves of $11.6 million and $11.7 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At September 30, 2015, the Company had $10.0 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19.0 million of additional costs.

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

September 30, 2015

(Unaudited)

16.	First Quarter of 2015 Restructuring Charges

During the first quarter of 2015, the Company recorded pre-tax restructuring charges totaling $15.9 million, which had the effect of reducing net income by $10.8 million ($0.04 per diluted share). The restructuring charges were reported in the consolidated statement of income as follows: $15.8 million in Cost of sales, excluding depreciation and $0.1 million in Selling, general and administrative expenses. The restructuring charges were reported in segment operating income as follows: $9.3 million in EIG, $6.5 million in EMG and $0.1 million in corporate administrative expenses. The restructuring costs primarily related to a reduction in workforce in response to the effects of a continued strong U.S. dollar and a weak global economy on certain of our businesses. The restructuring activities have been broadly implemented across the Company’s various businesses with all actions expected to be completed by the first half of 2016.

Accrued liabilities in the Company’s consolidated balance sheet included amounts related to the first quarter of 2015 restructuring charges as follows (in millions):

Balance at December 31, 2014	$—
Pre-tax charges	15.9
Utilization	(8.2)
Foreign currency translation and other	0.1

Balance at September 30, 2015	$7.8

17.	Stockholders’ Equity

On April 1, 2015, the Company’s Board of Directors approved an increase of $350 million in the authorization for repurchase of the Company’s common stock. For the nine months ended September 30, 2015, the Company repurchased approximately 5,576,000 shares of common stock for $306.5 million in cash under its share repurchase authorization. At September 30, 2015, $90.6 million was available under the Company’s Board of Directors authorization for future share repurchases. On November 4, 2015, the Company’s Board of Directors approved an increase of $350 million in the authorization for repurchase of the Company’s common stock.

18.	Reportable Segments

The Company has two reportable segments, Electronic Instruments Group and Electromechanical Group. The Company’s operating units are identified based on the existence of segment managers. Certain of the Company’s operating units have been aggregated for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and similarity of economic characteristics.

At September 30, 2015, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2014, other than those described in the acquisitions footnote (Note 8), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Net sales(1):
Electronic Instruments	$598,515	$631,569	$1,788,777	$1,777,252
Electromechanical	400,012	400,242	1,197,535	1,220,569

Consolidated net sales	$998,527	$1,031,811	$2,986,312	$2,997,821

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$162,530	$148,313	$477,740	$450,131
Electromechanical	86,671	82,001	257,929	258,014

Total segment operating income	249,201	230,314	735,669	708,145
Corporate administrative and other expenses	(11,586)	(12,171)	(36,783)	(36,643)

Consolidated operating income	237,615	218,143	698,886	671,502
Interest and other expenses, net	(26,009)	(28,182)	(75,346)	(74,204)

Consolidated income before income taxes	$211,606	$189,961	$623,540	$597,298

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the third quarter of 2015 compared with the third quarter of 2014

For the quarter ended September 30, 2015, the Company established records for net income and diluted earnings per share. Contributions from the acquisitions of Surface Vision, formerly referred to as the Surface Inspection Systems Division of Cognex Corporation, in July 2015, Global Tubes in May 2015 and Amptek, Inc. in August 2014, as well as the Company’s Operational Excellence initiatives had a positive impact on the third quarter of 2015 results. The full year impact of the 2015 and 2014 acquisitions and continued focus on and implementation of Operational Excellence initiatives, including the first quarter of 2015 realignment of the Company’s operations (described further in the results of operations for the first nine months of 2015), are expected to have a positive impact on the remainder of the Company’s 2015 results. The Company expects the challenging global environment across many of its markets and geographies to continue for the remainder of the year, while a stronger U.S. dollar is expected to be a continued headwind in 2015.

Net sales for the third quarter of 2015 were $998.5 million, a decrease of $33.3 million or 3.2%, compared with net sales of $1,031.8 million for the third quarter of 2014. The net sales decrease was due to an unfavorable 4% effect of foreign currency translation and 2% internal sales decline, partially offset by a 2% increase from acquisitions.

Total international sales for the third quarter of 2015 were $504.7 million or 50.5% of net sales, a decrease of $43.2 million or 7.9%, compared with international sales of $547.9 million or 53.1% of net sales for the third quarter of 2014. The $43.2 million decrease in international sales was primarily driven by the foreign currency translation headwind noted above and the competitive impacts of a stronger U.S. dollar. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the third quarter of 2015 were $979.7 million, a decrease of $16.3 million or 1.6%, compared with $996.0 million for the third quarter of 2014. The decrease in orders for the third quarter of 2015 was due to internal order decline of approximately 5% and an unfavorable 1% effect of foreign currency translation, partially offset by a 4% increase from acquisitions.

Results of Operations (continued)

Segment operating income for the third quarter of 2015 was $249.2 million, an increase of $18.9 million or 8.2%, compared with segment operating income of $230.3 million for the third quarter of 2014. The increase in segment operating income resulted primarily from the acquisitions mentioned above, as well as the benefits of the Company’s Operational Excellence initiatives. The third quarter of 2014 segment operating income included a $9.1 million severance charge and $4.5 million fair value inventory adjustment, both related to the 2014 acquisition of Zygo Corporation (“the Zygo integration costs”). Segment operating income, as a percentage of net sales, increased to 25.0% for the third quarter of 2015, compared with 22.3% for the third quarter of 2014. The increase in segment operating margins resulted primarily from the benefits of the Company’s Operational Excellence initiatives. The third quarter of 2014 segment operating margins were impacted by the Zygo integration costs noted above.

Cost of sales, excluding depreciation expense for the third quarter of 2015 was $631.8 million or 63.3% of net sales, a decrease of $45.9 million or 6.8%, compared with $677.7 million or 65.7% of net sales for the third quarter of 2014. The cost of sales, excluding depreciation expense decrease and the corresponding decrease in cost of sales, excluding depreciation expense as a percentage of sales were primarily due to cost containment initiatives, the impact of foreign currency translation, as well as the net sales decrease noted above. Cost of sales, excluding depreciation expense for the third quarter of 2014 included $13.7 million of Zygo integration costs.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2015 were $112.1 million, a decrease of $7.1 million or 6.0%, compared with $119.2 million for the third quarter of 2014. As a percentage of net sales, SG&A expenses were 11.2% for the third quarter of 2015, compared with 11.6% for the third quarter of 2014. Selling expenses for the third quarter of 2015 were $100.7 million, a decrease of $6.5 million or 6.1%, compared with $107.2 million for the third quarter of 2014. Selling expenses, as a percentage of net sales, decreased to 10.1% for the third quarter of 2015, compared with 10.4% for the third quarter of 2014. The selling expenses decrease and the corresponding decrease in selling expenses as a percentage of sales were primarily due to cost containment initiatives and the impact of foreign currency translation.

Corporate administrative expenses for the third quarter of 2015 were $11.5 million, a decrease of $0.6 million or 5.0%, compared with $12.1 million for the third quarter of 2014. As a percentage of net sales, corporate administrative expenses were 1.1% for the third quarter of 2015, compared with 1.2% for the third quarter of 2014.

Consolidated operating income was $237.6 million or 23.8% of net sales for the third quarter of 2015, an increase of $19.5 million or 8.9%, compared with $218.1 million or 21.1% of net sales for the third quarter of 2014.

Interest expense was $23.7 million for the third quarter of 2015, an increase of $4.2 million or 21.5%, compared with $19.5 million for the third quarter of 2014. The increase was due to the impact of private placement senior notes funded in the second and third quarters of 2015 and the third quarter of 2014.

Other expenses, net were $2.3 million for the third quarter of 2015, a decrease of $6.3 million, compared with $8.6 million for the third quarter of 2014. The third quarter of 2014 included a $5.5 million reversal of an insurance policy receivable related to a specific uncertain tax position liability of an acquired entity discussed further below.

The effective tax rate for the third quarter of 2015 was 26.1%, compared with 25.3% for the third quarter of 2014. The effective tax rates for the third quarter of 2015 and 2014 reflect the impact of foreign earnings, which are taxed at lower rates. The effective tax rate for the third quarter of 2015 reflects $7.5 million of tax benefits related to the closure of an international subsidiary. During the third quarter of 2014, due to the final closure of a tax year, the Company released $12.9 million of uncertain tax position liabilities related to an acquired entity. Partially offsetting this benefit during the third quarter of 2014 were tax costs related to certain international tax planning initiatives and the non-deductibility of an insurance policy receivable reversal and a portion of the third quarter Zygo severance charge, both discussed above.

Net income for the third quarter of 2015 was $156.4 million, an increase of $14.6 million or 10.3%, compared with $141.8 million for the third quarter of 2014. Diluted earnings per share for the third quarter of 2015 were $0.65, an increase of $0.08 or 14.0%, compared with $0.57 per diluted share for the third quarter of 2014.

Results of Operations (continued)

Segment Results

Electronic Instruments Group’s (“EIG”) net sales totaled $598.5 million for the third quarter of 2015, a decrease of $33.1 million or 5.2%, compared with $631.6 million for the third quarter of 2014. The net sales decrease was due to an unfavorable 3% effect of foreign currency translation and 2% internal sales decline.

EIG’s operating income was $162.5 million for the third quarter of 2015, an increase of $14.2 million or 9.6%, compared with $148.3 million for the third quarter of 2014. EIG’s operating margins were 27.2% of net sales for the third quarter of 2015, compared with 23.5% of net sales for the third quarter of 2014. EIG’s increase in operating income and operating margins resulted from the benefits of the Group’s Operational Excellence initiatives. Also, EIG’s third quarter of 2014 operating income and operating margins included the Zygo integration costs noted above.

Electromechanical Group’s (“EMG”) net sales totaled $400.0 million for the third quarter of 2015, a decrease of $0.2 million or flat on a percentage basis, compared with $400.2 million for the third quarter of 2014. The net sales decrease was due to an unfavorable 4% effect of foreign currency translation and 2% internal sales decline, offset by a 6% increase from the acquisition of Global Tubes.

EMG’s operating income was $86.7 million for the third quarter of 2015, an increase of $4.7 million or 5.7%, compared with $82.0 million for the third quarter of 2014. EMG’s operating margins were 21.7% of net sales for the third quarter of 2015, compared with 20.5% of net sales for the third quarter of 2014. EMG’s increase in operating income and operating margins resulted primarily from the benefits of the Group’s Operational Excellence initiatives.

Results of Operations (continued)

Results of operations for the first nine months of 2015 compared with the first nine months of 2014

Net sales for the first nine months of 2015 were $2,986.3 million, a decrease of $11.5 million or 0.4%, compared with net sales of $2,997.8 million for the first nine months of 2014. The net sales decrease was due to an unfavorable 4% effect of foreign currency translation, partially offset by a 4% increase from acquisitions. Internal sales growth was flat period over period.

Total international sales for the first nine months of 2015 were $1,528.2 million or 51.2% of net sales, a decrease of $118.3 million or 7.2%, compared with international sales of $1,646.5 million or 54.9% of net sales for the first nine months of 2014. The $118.3 million decrease in international sales was primarily driven by the foreign currency translation headwind noted above and the competitive impacts of a stronger U.S. dollar. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

New orders for the first nine months of 2015 were $2,958.4 million, a decrease of $114.6 million or 3.7%, compared with $3,073.0 million for the first nine months of 2014. The decrease in orders for the first nine months of 2015 was due to an unfavorable 4% effect of foreign currency translation and internal order decline of approximately 2%, partially offset by a 2% increase from acquisitions. As a result, the Company’s backlog of unfilled orders at September 30, 2015 was $1,169.4 million, a decrease of $27.9 million or 2.3%, compared with $1,197.3 million at December 31, 2014, largely driven by unfavorable foreign currency translation.

Segment operating income for the first nine months of 2015 was $735.7 million, an increase of $27.6 million or 3.9%, compared with segment operating income of $708.1 million for the first nine months of 2014. The increase in segment operating income resulted primarily from the acquisitions mentioned above, as well as the benefits of the Company’s Operational Excellence initiatives. The first nine months of 2015 included pre-tax realignment costs totaling $15.9 million recorded in the first quarter of 2015, which were primarily related to employee severance. The expected annualized cash savings from this first quarter of 2015 realignment is expected to be approximately $55 million, with approximately $40 million expected to be realized in 2015. The first nine months of 2014 included $13.7 million of Zygo integration costs noted above. Segment operating income, as a percentage of net sales, increased to 24.6% for the first nine months of 2015, compared with 23.6% for the first nine months of 2014. The increase in segment operating margins resulted primarily from the benefits of the Company’s Operational Excellence initiatives. Segment operating margins for the first nine months of 2015 were negatively impacted by approximately 50 basis points due to the first quarter of 2015 realignment costs described above. Segment operating margins for the first nine months of 2014 were negatively impacted by approximately 50 basis points due to the Zygo integration costs described above.

Cost of sales, excluding depreciation expense for the first nine months of 2015 was $1,901.7 million or 63.7% of net sales, a decrease of $31.9 million or 1.6%, compared with $1,933.6 million or 64.5% of net sales for the first nine months of 2014. The cost of sales, excluding depreciation expense decrease and the corresponding decrease in cost of sales, excluding depreciation expense as a percentage of sales were primarily due to cost containment initiatives, the impact of foreign currency translation, as well as the net sales decrease noted above. Cost of sales, excluding depreciation expense for the first nine months of 2015 included pre-tax realignment costs totaling $15.8 million recorded in the first quarter of 2015. Cost of sales, excluding depreciation expense for the first nine months of 2014 included $13.7 million of Zygo integration costs recorded in the third quarter of 2014.

SG&A expenses for the first nine months of 2015 were $335.7 million, a decrease of $9.4 million or 2.7%, compared with $345.1 million for the first nine months of 2014. As a percentage of net sales, SG&A expenses were 11.2% for the first nine months of 2015, compared with 11.5% for the first nine months of 2014. Selling expenses for the first nine months of 2015 were $299.4 million, a decrease of $9.5 million or 3.1%, compared with $308.9 million for the first nine months of 2014. Selling expenses, as a percentage of net sales, decreased to 10.0% for the first nine months of 2015, compared with 10.3% for the first nine months of 2014. The selling expenses decrease and the corresponding decrease in selling expenses as a percentage of sales were primarily due to cost containment initiatives and the impact of foreign currency translation.

Corporate administrative expenses for the first nine months of 2015 were $36.3 million, an increase of $0.1 million or 0.3%, compared with $36.2 million for the first nine months of 2014. As a percentage of net sales, corporate administrative expenses were 1.2% for both the first nine months of 2015 and 2014.

Consolidated operating income was $698.9 million or 23.4% of net sales for the first nine months of 2015, an increase of $27.4 million or 4.1%, compared with $671.5 million or 22.4% of net sales for the first nine months of 2014.

Results of Operations (continued)

Interest expense was $69.0 million for the first nine months of 2015, an increase of $11.6 million or 20.2%, compared with $57.4 million for the first nine months of 2014. The increase was due to the impact of private placement senior notes funded in the second and third quarters of 2015 and the third quarter of 2014.

Other expenses, net were $6.3 million for the first nine months of 2015, a decrease of $10.5 million, compared with $16.8 million for the first nine months of 2014. The first nine months of 2014 included a $5.5 million reversal of an insurance policy receivable related to a specific uncertain tax position liability of an acquired entity discussed further below. The decrease was also driven by lower acquisition-related expenses.

The effective tax rate for the first nine months of 2015 was 27.2%, compared with 27.6% for the first nine months of 2014. The effective tax rates for the first nine months of 2015 and 2014 reflect the impact of foreign earnings, which are taxed at lower rates. The first nine months of 2015 effective tax rate reflects the first quarter of 2015 release of uncertain tax position liabilities related to the conclusion of an advance thin capitalization agreement in the European Union, the second quarter of 2015 effective settlement of the U.S. research and development tax credit from a recently completed Internal Revenue Service examination for 2010 and 2011, and the third quarter of 2015 $7.5 million of tax benefits related to the closure of an international subsidiary. The first nine months of 2014 effective tax rate reflects a release of $12.9 million of uncertain tax position liabilities related to an acquired entity due to the final closure of a tax year.

Net income for the first nine months of 2015 was $454.0 million, an increase of $21.5 million or 5.0%, compared with $432.5 million for the first nine months of 2014. The first quarter of 2015 realignment costs reduced the first nine months of 2015 net income by $10.8 million. The third quarter of 2014 Zygo integration costs reduced the first nine months of 2014 net income by $10.7 million. Diluted earnings per share for the first nine months of 2015 were $1.87, an increase of $0.12 or 6.9%, compared with $1.75 per diluted share for the first nine months of 2014.

Segment Results

EIG’s net sales totaled $1,788.8 million for the first nine months of 2015, an increase of $11.5 million or 0.6%, compared with $1,777.3 million for the first nine months of 2014. The 2015 acquisition of Surface Vision and the 2014 acquisitions of Amptek and Zygo accounted for 4% of the net sales increase, partially offset by an unfavorable 4% effect of foreign currency translation. Internal sales growth was flat period over period.

EIG’s operating income was $477.7 million for the first nine months of 2015, an increase of $27.6 million or 6.1%, compared with $450.1 million for the first nine months of 2014. EIG’s increase in operating income was primarily due to the Group’s Operational Excellence initiatives, partially offset by $9.3 million of first quarter of 2015 realignment costs. EIG’s first nine months of 2014 operating income included $13.7 million of Zygo integration costs. EIG’s operating margins were 26.7% of net sales for the first nine months of 2015, compared with 25.3% of net sales for the first nine months of 2014. EIG’s increase in operating margins resulted primarily from the benefits of the Group’s Operational Excellence initiatives, partially offset by the approximately 50 basis points negative impact from the realignment costs noted above. EIG’s first nine months of 2014 operating margins were negatively impacted by approximately 80 basis points due to the Zygo integration costs noted above.

EMG’s net sales totaled $1,197.5 million for the first nine months of 2015, a decrease of $23.1 million or 1.9%, compared with $1,220.6 million for the first nine months of 2014. The net sales decrease was due to an unfavorable 5% effect of foreign currency translation, partially offset by a 3% increase from the 2015 acquisition of Global Tubes. Internal sales growth was flat period over period.

EMG’s operating income was $257.9 million for the first nine months of 2015, a decrease of $0.1 million or flat on a percentage basis, compared with $258.0 million for the first nine months of 2014. EMG’s decrease in operating income was primarily due to the lower sales mentioned above and included $6.5 million of first quarter of 2015 realignment costs, partially offset by the benefits of the Group’s Operational Excellence initiatives. EMG’s operating margins were 21.5% of net sales for the first nine months of 2015, compared with 21.1% of net sales for the first nine months of 2014. For the first nine months of 2015, the benefits of the Group’s Operational Excellence initiatives offset the approximately 60 basis points negative impact from the realignment costs described above.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $473.1 million for the first nine months of 2015, a decrease of $39.6 million or 7.7%, compared with $512.7 million for the first nine months of 2014. The decrease in cash provided by operating activities was primarily due to the $49.8 million increase in defined benefit pension plan contributions, driven by a $50.0 million contribution to the Company’s U.S. defined benefit pension plans in the first quarter of 2015. Free cash flow (cash flow provided by operating activities less capital expenditures) was $427.8 million for the first nine months of 2015, compared with $465.4 million for the first nine months of 2014. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $802.1 million for the first nine months of 2015, compared with $757.0 million for the first nine months of 2014. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $401.9 million for the first nine months of 2015, compared with $617.6 million for the first nine months of 2014. For the first nine months of 2015, the Company paid $356.5 million, net of cash acquired, to acquire the Surface Vision in July 2015 and Global Tubes in May 2015. For the first nine months of 2014, the Company paid $573.6 million, net of cash acquired, to acquire Teseq Group in January 2014, VTI Instruments in February 2014, Luphos GmbH in May 2014, Zygo Corporation in June 2014 and Amptek, Inc. in August 2014. Additions to property, plant and equipment totaled $45.3 million for the first nine months of 2015, compared with $47.3 million for the first nine months of 2014.

Cash used for financing activities totaled $101.1 million for the first nine months of 2015, compared with $193.9 million of cash provided by financing activities for the first nine months of 2014. For the first nine months of 2015, the Company repurchased approximately 5,576,000 shares of its common stock for $306.5 million, compared with $1.9 million used for repurchases of approximately 36,000 shares for the first nine months of 2014. On April 1, 2015, the Company’s Board of Directors approved an increase of $350 million in the authorization for repurchase of the Company’s common stock. At September 30, 2015, $90.6 million was available under the Company’s Board of Directors authorization for future share repurchases.

On November 4, 2015, the Company’s Board of Directors approved an increase of $350 million in the authorization for repurchase of the Company’s common stock.

Short-term borrowings increased $160.2 million for the first nine months of 2015, compared with a decrease of $262.9 million for the first nine months of 2014. Long-term borrowings increased $53.1 million for the first nine months of 2015, compared to an increase of $499.5 million for the first nine months of 2014.

In August 2015, the Company obtained the third funding of $150 million, consisting of $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035 under the third quarter of 2014 private placement agreement. In June 2015, the Company obtained the second funding of $50 million in aggregate principal amount of 3.91% senior notes due June 2025 under the third quarter of 2014 private placement agreement. The first funding occurred in September 2014 for $500 million, consisting of $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. The senior notes carry a weighted average interest rate of 3.88%. The senior notes are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt to EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the third funding of the senior notes were used to pay down senior notes that matured in the third quarter of 2015 described further below. The proceeds from the second funding of the senior notes were used to pay down domestic borrowings under the Company’s revolving credit facility.

In the third quarter of 2015, the Company paid in full, at maturity, $90 million in aggregate principal amount of 6.59% private placement senior notes and 50 million Euro ($56.4 million) 3.94% senior note.

Financial Condition (continued)

At September 30, 2015, total debt outstanding was $1,917.1 million, compared with $1,714.0 million at December 31, 2014. In the fourth quarter of 2015, $35 million of debt will mature and become payable. The debt-to-capital ratio was 36.6% at September 30, 2015, compared with 34.6% at December 31, 2014. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 32.4% at September 30, 2015, compared with 29.2% at December 31, 2014. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first nine months of 2015, cash and cash equivalents at September 30, 2015 totaled $328.0 million, compared with $377.6 million at December 31, 2014. At September 30, 2015, the Company had $298.7 million in cash outside the United States, compared with $352.8 million at December 31, 2014. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. In May 2015, the Company acquired Global Tubes for $198.8 million utilizing cash outside the United States. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

Contractual Obligations

As mentioned above, in August and June 2015, the Company obtained the third and second fundings, respectively, under the third quarter of 2014 private placement agreement for $700 million in senior notes (the first funding occurred in September 2014). Also mentioned above, in the third quarter of 2015, the Company paid in full, at maturity, $90 million in aggregate principal amount of 6.59% private placement senior notes and 50 million Euro ($56.4 million) 3.94% senior note. At September 30, 2015, the Company had $257.3 million of borrowings outstanding under the revolving credit facility. As a result of the net increase in borrowings described above, the Company’s obligation for long-term debt, revolving credit loans and interest on long-term fixed-rate debt will increase compared with the obligations noted at December 31, 2014. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

As mentioned above, the Company recorded first quarter of 2015 pre-tax realignment costs totaling $15.9 million. At September 30, 2015, the Company had $7.6 million reported as Accrued liabilities in the Company’s consolidated balance sheet related to this restructuring, which increases the employee severance obligation noted at December 31, 2014. See Note 16 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2015. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2015 to July 31, 2015	1,507	$52.45	1,507	$339,828,263
August 1, 2015 to August 31, 2015	3,754,045	55.55	3,754,045	131,273,561
September 1, 2015 to September 30, 2015	745,955	54.51	745,955	90,609,705

Total	4,501,507	55.38	4,501,507

(1)	Includes 1,507 shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $350 million authorization for the repurchase of its common stock announced in April 2015. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ William J. Burke
William J. Burke
Senior Vice President - Comptroller & Treasurer
(Principal Accounting Officer)

November 5, 2015