Form 10-K
period 2015-12-31
AMETEK INC/
filed 2016-02-25
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13.3 billion as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of January 29, 2016 was 235,538,207.

Documents Incorporated by Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 4, 2016.

AMETEK, Inc.

2015 Form 10-K Annual Report

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

Experienced Management Team.    Another component of AMETEK’s success is the strength of its management team and that team’s commitment to improving Company performance. AMETEK senior management has extensive industry experience and an average of approximately 24 years of AMETEK service. The management team is focused on achieving results, building stockholder value and continually growing AMETEK. Individual performance is tied to financial results through Company-established stock ownership guidelines and equity incentive programs.

Business Strategy

AMETEK is committed to achieving earnings growth through the successful implementation of a Corporate Growth Plan. The goal of that plan is double-digit annual percentage growth in earnings per share over the business cycle and a superior return on total capital. In addition, other financial initiatives have been or may be undertaken, including public and private debt or equity issuance, bank debt refinancing, local financing in certain foreign countries and share repurchases.

AMETEK’s Corporate Growth Plan consists of four key strategies:

Operational Excellence.    Operational Excellence is AMETEK’s cornerstone strategy for improving profit margins and strengthening its competitive position across its businesses. Operational Excellence focuses on cost reductions, improvements in operating efficiencies and sustainable practices. It emphasizes team building and a participative management culture. AMETEK’s Operational Excellence strategies include lean manufacturing, global sourcing, Design for Six Sigma and Value Engineering/Value Analysis. Each plays an important role in improving efficiency, enhancing the pace and quality of innovation and cost reduction. Operational Excellence initiatives have yielded lower operating and administrative costs, shortened manufacturing cycle times, higher cash flow from operations and increased customer satisfaction. They also have played a key role in achieving synergies from newly acquired companies.

Strategic Acquisitions.    Acquisitions are a key to achieving the goals of AMETEK’s Corporate Growth Plan. Since the beginning of 2011 through December 31, 2015, AMETEK has completed 22 acquisitions with annualized sales totaling approximately $1.3 billion, including two acquisitions in 2015 (see “Recent Acquisitions”). AMETEK targets companies that offer the right strategic, technical and cultural fit. It seeks to acquire businesses in adjacent markets with complementary products and technologies. It also looks for businesses that provide attractive growth opportunities, often in new and emerging markets. Through these and prior acquisitions, AMETEK’s management team has developed considerable skill in identifying, acquiring and integrating new businesses. As it has executed its acquisition strategy, AMETEK’s mix of businesses has shifted toward those that are more highly differentiated and, therefore, offer better opportunities for growth and profitability.

Global & Market Expansion.    AMETEK has experienced dramatic growth outside the United States, reflecting an expanding international customer base and the attractive growth potential of its businesses in overseas markets. Its largest presence outside the United States is in Europe, where it has operations in the United Kingdom, Germany, France, Denmark, Italy, the Czech Republic, Serbia, Romania, Austria, Switzerland and the Netherlands. While Europe remains its largest overseas market, AMETEK has pursued growth opportunities worldwide, especially in key emerging markets. It has grown sales in Latin America and Asia by building, acquiring and expanding manufacturing facilities in Reynosa, Mexico; Sao Paulo, Brazil; Shanghai, China; and Penang, Malaysia. AMETEK also has expanded its sales and service capabilities in China and enhanced its sales presence and engineering capabilities in India. Elsewhere in Asia and in the Middle East, it has expanded sales, service and technical support. Recently acquired businesses have further added to AMETEK’s international presence. In recent years, AMETEK has acquired businesses with plants in Germany, Switzerland, the United Kingdom, Serbia and China, as well as acquired domestically located businesses that derive a substantial portion of their revenues from global markets.

New Products.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has maintained a consistent investment in new product development and engineering. In 2015, AMETEK added to its highly differentiated product portfolio with a range of new products across many of its businesses. They included:

•	Reichert Technologies’ Phoropoter VRx digital refraction system was designed to provide eye care professionals with the most-advanced, user friendly vision diagnosis instrument on the market;

•	ScanMaster turnkey 3-D scanning solution for automated quality control incorporates Creaform’s MetraSCAN 3D optical scanning system with advanced robotic tools from AGT Robotics;

•	Rotron’s lightweight, liquid-cooling heat exchanger is designed for extreme environments and customizable for a wide range of airborne and military applications;

•	Crystal Engineering’s HPC40 handheld pressure calibrator offers laboratory accuracy to an onsite, field usable calibration instrument;

•	Vision Research’s Miro LAB Series high-speed digital camera was designed specifically for use in industrial and laboratory applications;

•	Dunkermotoren’s BG95 brushless DC power package provides 1100 watts of continuous power to such demanding applications as battery-powered autonomous vehicles;

•	TMC’s STACIS III vibration cancellation systems designed to meet the needs of manufacturers and researchers working with highly vibration-sensitive instruments and devices;

•	Teseq’s NSG4060 testing system allows electrical and electronic device manufacturers to meet the latest electromagnetic immunity testing requirements;

•	Haydon Kerk’s Micro Series lead screws are customized for specialized medical applications such as insulin pumps;

•	Terra SAS™ standalone solar array simulator allows users to test the performance of photovoltaic micro-grid, energy storage and inverter applications;

•	Subsea Interconnect’s Elite Series high-pressure, high-temperature connectors are designed to operate reliably in the harsh environments found in deep water and downhole oil and gas applications;

•	Solidstate Controls’ DSE uninterruptible power supply system provides continuous, clean, regulated power for critical power and energy production; and

•	Zygo’s Nomad™ portable optical profiler employs advanced non-contact metrology technology to inspect large-scale optics and quality control for precision manufactured components.

2015 OVERVIEW

Operating Performance

In 2015, AMETEK achieved sales of $3,974.3 million, a decrease of 1.2% from 2014 and established records for operating income, operating income margins, net income and diluted earnings per share.

Financing

In August 2015, the Company obtained the third funding of $150 million under the third quarter of 2014 private placement agreement (the “2014 Private Placement”), consisting of $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035. In June 2015, the Company obtained the second funding of $50 million in aggregate principal amount of 3.91% senior notes due June 2025 under the 2014 Private Placement. The first funding under the 2014 Private Placement occurred in September 2014 for $500 million, consisting of $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. The 2014 Private Placement senior notes carry a weighted average interest rate of 3.88% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the third funding of the 2014 Private Placement were used to pay down senior notes that matured in the third quarter of 2015 described further below. The proceeds from the second funding of the 2014 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility.

In the third quarter of 2015, the Company paid in full, at maturity, $90 million in aggregate principal amount of 6.59% private placement senior notes and a 50 million Euro ($56.4 million) 3.94% senior note.

In the fourth quarter of 2015, the Company paid in full, at maturity, $35 million in aggregate principal amount of 6.69% private placement senior notes.

Recent Acquisitions

AMETEK spent $356.5 million in cash, net of cash acquired, to acquire two businesses in 2015.

In May 2015, AMETEK acquired Global Tubes, a manufacturer of high-precision, small-diameter metal tubing. Global Tubes is part of EMG.

In July 2015, AMETEK acquired Surface Vision, formerly referred to as the Surface Inspection Systems Division of Cognex Corporation. Surface Vision develops and manufactures software-enabled vision systems used to inspect surfaces of continuously processed materials for flaws and defects. Surface Vision is part of EIG.

Financial Information About Reportable Segments, Foreign Operations and Export Sales

Information with respect to reportable segments and geographic areas is set forth in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

AMETEK’s international sales decreased 6.4% to $2,054.7 million in 2015. International sales represented 51.7% of consolidated net sales in 2015 compared with 54.6% in 2014. The decrease in international sales was primarily driven by foreign currency translation headwinds and the competitive impacts of a stronger U.S. dollar.

Description of Business

Described below are the products and markets of each reportable segment:

EIG

EIG is a leader in the design and manufacture of advanced instruments for the process, aerospace, power and industrial markets. Its growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. In many instances, its products differ from or are technologically superior to its competitors’ products. It has achieved competitive advantage through continued investment in research, development and engineering to develop market-leading products that serve niche markets. It also has expanded its sales and service capabilities globally to serve its customers.

EIG is a leader in many of the specialized markets it serves. Products supplied to these markets include process control instruments for the oil and gas, petrochemical, pharmaceutical, semiconductor and factory automation industries. It provides a growing range of instruments to the laboratory equipment, ultraprecision manufacturing, medical, and test and measurement markets. It supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power supplies, fuel and fluid measurement systems, and data acquisition systems. It is a leader in power quality monitoring and metering, uninterruptible power systems, programmable power equipment, electromagnetic compatibility (“EMC”) test equipment, sensors for gas turbines, and dashboard instruments for heavy trucks and other vehicles.

In 2015, 53% of EIG’s net sales was to customers outside the United States. At December 31, 2015, EIG employed approximately 8,100 people, of whom approximately 1,400 were covered by collective bargaining agreements. At December 31, 2015, EIG had 85 operating facilities: 52 in the United States, eight each in the United Kingdom and Germany, four in Canada, two each in China, France and Switzerland and one each in Argentina, Austria, Denmark, India, Japan, Mexico and Taiwan. EIG also shares operating facilities with EMG in Brazil, China and Mexico.

Process and Analytical Instrumentation Markets and Products

Process and analytical instrumentation sales represented 67% of EIG’s 2015 net sales. These sales include process analyzers, emission monitors, spectrometers, elemental and surface analysis instruments, level, pressure and temperature sensors and transmitters, radiation measurement devices, level measurement devices, precision pumping systems, materials- and force-testing instruments, and contact and non-contact metrology products. Among the industries it serves are oil, gas and petrochemical refining, power generation, pharmaceutical manufacturing, specialty gas production, water and waste treatment, natural gas distribution, and semiconductor manufacturing. Its instruments are used for precision measurement in a number of applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultraprecise manufacturing, and test and measurement.

Acquired in July 2015, Surface Vision is a global leader in non-destructive process inspection. Surface Vision’s in-line image processing technology detects, classifies, filters and accurately maps specific defects over an entire surface area. End markets served include metals, paper, nonwovens, plastics and glass.

Acquired in August 2014, Amptek, Inc. provides x-ray detectors used in portable and laboratory instruments, electronics for nuclear and spaceflight instruments, and gamma-ray detectors for Homeland Security and nuclear emissions monitoring. It is a leader in x-ray fluorescence technology used to identify material composition in metal processing, environmental monitoring, petrochemical production, semiconductor manufacture, and research and development.

Acquired in June 2014, Zygo Corporation is a leader in non-contact metrology solutions, high-precision optics and optical assemblies used in a wide range of scientific, industrial, medical and bio-medical applications.

Its products include high-precision topography and surface measurement instruments used in the manufacture of optical devices, medical implants, semiconductor wafers and precision machined components.

Acquired in May 2014, Luphos GmbH provides AMETEK with key non-contact metrology technology used to measure complex aspherical lenses and optical surfaces utilizing multi-wavelength laser interferometry metrology technology.

Power and Industrial Instrumentation Markets and Products

Power and industrial instrumentation sales represented 24% of EIG’s 2015 net sales. This business provides power monitoring and metering instruments, uninterruptible power supply systems and programmable power supplies used in a wide range of industrial settings. It is a leader in the design and manufacture of power measurement, quality monitoring and event recorders for use in power generation, transmission and distribution. It provides uninterruptible power supply systems, multifunction electric meters, annunciators, alarm monitoring systems and highly specialized communications equipment for smart grid applications. It also offers precision power supplies and power conditioning products and electrical immunity and EMC test equipment.

Acquired in February 2014, VTI Instruments (“VTI”) manufactures high-precision test and measurement instruments. It is a leader in highly engineered products used to deliver integrated solutions for critical test and measurement applications. VTI’s products include a wide range of signal conditioning and switching instruments, data acquisition solutions, and integrated test systems used in electrical and structural testing applications.

Acquired in January 2014, Teseq Group is a leader in test and measurement instruments used in EMC testing. It manufactures a broad line of conducted and radiated EMC compliance testing systems and radio-frequency amplifiers for a range of industries, including aerospace, automotive, consumer electronics, medical equipment, telecommunications and transportation.

Aerospace Instrumentation Markets and Products

Aerospace instrumentation sales represented 9% of EIG’s 2015 net sales. AMETEK’s aerospace products are designed to customer specifications and manufactured to stringent operational and reliability requirements. These products include airborne data systems, turbine engine temperature measurement products, vibration-monitoring systems, cockpit instruments and displays, fuel and fluid measurement products, sensors and switches. It serves all segments of the commercial and military aerospace market, including commercial airliners, business jets, regional aircraft and helicopters.

AMETEK operates in highly specialized aerospace market segments in which it has proven technological or manufacturing advantages versus its competition. Among its more significant competitive advantages is its 50-plus years’ experience as an aerospace supplier. It has long-standing relationships with the world’s leading commercial and military aircraft, jet engine and original equipment manufacturers (“OEMs”) and aerospace system integrators. AMETEK also provides the commercial aerospace aftermarket with spare part sales and repair and overhaul services.

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 7% of EIG’s 2015 net sales was made to its five largest customers.

EMG

EMG is a differentiated supplier of electrical interconnects, precision motion control solutions, specialty metals, thermal management systems, and floor care and technical motors. Differentiated businesses, those that compete on performance rather than price, account for an increasing proportion of EMG’s overall sales base. These businesses, which include EMG’s electrical interconnects, precision motion controls, technical motors and specialty metals, represented 87% of EMG’s net sales in 2015.

EMG is a leader in many of the niche markets in which it competes. Products supplied to these markets include its highly engineered electrical connectors and electronics packaging used in aerospace and defense, medical, and industrial applications, as well as its advanced technical motor and motion control products, which are used in a wide range of medical devices, office and business equipment, factory automation, robotics and other applications.

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

In 2015, 50% of EMG’s net sales was to customers outside the United States. At December 31, 2015, EMG employed approximately 7,100 people, of whom approximately 2,100 were covered by collective bargaining agreements. At December 31, 2015, EMG had 63 operating facilities: 36 in the United States, nine in the United Kingdom, three each in China and France, two each in the Czech Republic, Germany, Italy and Mexico and one each in Brazil, Malaysia, Serbia and Taiwan.

Technical Motors and Systems Markets and Products

Technical motors and systems sales represented 52% of EMG’s 2015 net sales. Technical motors and systems consist of precision motion control solutions, brushless motors, blowers and pumps, heat exchangers and other electromechanical systems. These products are used in aerospace and defense, semiconductor equipment, computer equipment, mass transit, medical equipment and power industries among others.

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

Engineered Materials, Interconnects and Packaging Markets and Products

Engineered materials, interconnects and packaging sales represented 35% of EMG’s 2015 net sales. AMETEK is a leader in highly engineered electrical connectors and electronics packaging used to protect sensitive devices and mission-critical electronics. Its electrical connectors, terminals, headers and packaging are designed specifically for harsh environments and highly customized applications. In addition, AMETEK is an innovator and market leader in specialized metal powder, strip, wire and bonded products used in medical, aerospace and defense, telecommunications, automotive and general industrial applications.

Acquired in May 2015, Global Tubes manufactures highly customized metal tubing from a wide variety of metals and alloys, including stainless steel, nickel, zirconium and titanium. Its products are used in highly engineered applications serving the aerospace, energy, power generation and medical markets.

Floor care and Specialty Motor Markets and Products

Floor care and specialty motor sales represented 13% of EMG’s 2015 net sales. Its motors and motor-blowers are used in a wide range of products, such as household, commercial and personal care appliances, fitness equipment, food and beverage machines, lawn and garden equipment, material handling equipment, hydraulic pumps, industrial blowers, vacuum cleaners, and other household and commercial floor care products.

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 10% of EMG’s 2015 net sales was made to its five largest customers.

Marketing

AMETEK’s marketing efforts generally are organized and carried out at the business unit level. EIG makes use of distributors and sales representatives to market its products along with a direct sales force for its more technically sophisticated products. Within aerospace, the specialized customer base of aircraft and jet engine manufacturers is served primarily by direct sales engineers. Given the technical nature of many of its products, as well as its significant worldwide market share, EMG conducts much of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors, both in the United States and in other countries.

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

Backlog and Seasonal Variations of Business

AMETEK’s backlog of unfilled orders by reportable segment was as follows at December 31:

	2015	2014	2013
	(In millions)
Electronic Instruments	$581.4	$623.2	$550.6
Electromechanical	566.4	574.1	589.4

Total	$1,147.8	$1,197.3	$1,140.0

Of the total backlog of unfilled orders at December 31, 2015, approximately 88% is expected to be shipped by December 31, 2016. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

Research, Development and Engineering

AMETEK is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products. Research, development and engineering costs before customer reimbursement were $200.8 million, $208.3 million and $178.7 million in 2015, 2014 and 2013, respectively. Customer reimbursements in 2015, 2014 and 2013 were $6.9 million, $8.9 million and $9.2 million, respectively. These amounts included net Company-funded research and development expenses of $116.3 million, $119.3 million and $93.9 million in 2015, 2014 and 2013, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

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

Employees

At December 31, 2015, AMETEK employed approximately 15,400 people at its EIG, EMG and corporate operations, of whom approximately 3,500 employees were covered by collective bargaining agreements. AMETEK has four collective bargaining agreements that expire in 2016 that covers fewer than 400 employees. It expects no material adverse effects from the pending labor contract negotiations.

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

Several of the industries in which we operate are cyclical in nature and therefore are affected by factors beyond our control. A downturn in the U.S. or global economy, and, in particular, in the aerospace and defense, oil and gas, process instrumentation or power markets could have an adverse effect on our business, financial condition and results of operations.

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate recent and future acquisitions.

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2011, through December 31, 2015, we have completed 22 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategy in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:

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

Our success is partly dependent upon properly executing and realizing cost savings or other benefits from our ongoing production and procurement initiatives, including the relocation of manufacturing operations to low-cost locales. These initiatives are primarily designed to make the company more efficient, which is necessary in the company’s highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, adversely affect our business and operations.

Our substantial international sales and operations are subject to customary risks associated with international operations.

International sales for 2015 and 2014 represented 51.7% and 54.6% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. Approximately half of our international sales are of products manufactured outside the United States. We have manufacturing operations in 18 countries outside the United States, with significant operations in China, the Czech Republic and Mexico. A prolonged disruption of our ability to obtain a supply of goods from these countries could have a material adverse effect on our operations. International operations are subject to the customary risks of operating in an international environment, including:

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

Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2015, goodwill and other intangible assets, net of accumulated amortization, totaled $4,379.6 million or 66% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2015, the Company had 148 operating facilities in 25 states and 18 foreign countries. Of these facilities, 59 are owned by the Company and 89 are leased. The properties owned by the Company consist of approximately 740 acres, of which approximately 5.2 million square feet are under roof. Under lease is a total of approximately 3.0 million square feet. The leases expire over a range of years from 2016 to 2082, with renewal options for varying terms contained in many of the leases. The Company’s executive offices in Berwyn, Pennsylvania, occupy approximately 43,000 square feet under a lease that expires in September 2023.

The Company’s machinery and equipment, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by reportable segment were as follows at December 31, 2015:

	Number of Operating Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased
Electronic Instruments	28	57	2,244,000	2,019,000
Electromechanical	31	32	2,989,000	961,000

Total	59	89	5,233,000	2,980,000

Item 3.	Legal Proceedings

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

The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 29, 2016, there were approximately 2,100 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

Under its share repurchase program, the Company repurchased approximately 7,978,000 shares of common stock for $435.4 million in 2015 and approximately 4,755,000 shares of common stock for $245.3 million in 2014.

The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Dividends paid per share	$0.09	$0.09	$0.09	$0.09
Common stock trading range:
High	$54.00	$55.56	$57.67	$57.00
Low	$47.85	$51.23	$50.55	$50.97

2014
Dividends paid per share	$0.06	$0.09	$0.09	$0.09
Common stock trading range:
High	$54.40	$54.50	$53.49	$54.25
Low	$47.39	$49.50	$47.95	$45.12

Issuer Purchases of Equity Securities

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2015 to October 31, 2015	—	$—	—	$90,609,705
November 1, 2015 to November 30, 2015	82	56.48	82	440,605,074
December 1, 2015 to December 31, 2015	2,401,811	53.66	2,401,811	311,734,430

Total	2,401,893	53.66	2,401,893

(1)	Includes 1,893 shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

(2)

Consists of the number of shares purchased pursuant to the Company’s Board of Directors $350 million authorization for the repurchase of its common stock announced both in April and November 2015. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,659,557	$39.49	9,308,860
Equity compensation plans not approved by security holders	—	—	—

Total	5,659,557	39.49	9,308,860

Stock Performance Graph

The following graph and accompanying table compare the cumulative total stockholder return for AMETEK over the last five years ended December 31, 2015 with total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and Russell 1000 Index. AMETEK’s stock price is a component of both indices. The performance graph and table assume a $100 investment made on December 31, 2010 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	December 31,
	2010	2011	2012	2013	2014	2015
AMETEK, Inc.	$100.00	$107.89	$145.34	$204.85	$205.98	$211.15
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
Russell 1000 Index	100.00	101.50	118.17	157.30	178.12	179.75

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2015, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

2015	2014	2013	2012	2011
(In millions, except per share amounts)
Consolidated Operating Results (Year Ended December 31):
Net sales	$3,974.3	$4,022.0	$3,594.1	$3,334.2	$2,989.9
Operating income	$907.7	$898.6	$815.1	$745.9	$635.9
Interest expense	$91.8	$79.9	$73.6	$75.5	$69.7
Net income	$590.9	$584.5	$517.0	$459.1	$384.5
Earnings per share:
Basic	$2.46	$2.39	$2.12	$1.90	$1.60
Diluted	$2.45	$2.37	$2.10	$1.88	$1.58
Dividends declared and paid per share	$0.36	$0.33	$0.24	$0.22	$0.16
Weighted average common shares outstanding:
Basic	239.9	244.9	243.9	241.5	240.4
Diluted	241.6	247.1	246.1	244.0	243.2
Performance Measures and Other Data:
Operating income — Return on net sales	22.8%	22.3%	22.7%	22.4%	21.3%
— Return on average total assets	13.9%	14.6%	14.7%	15.7%	15.6%
Net income — Return on average total capital	11.6%	12.3%	12.1%	12.6%	12.3%
— Return on average stockholders’ equity	18.2%	18.3%	18.2%	20.0%	20.1%
EBITDA(1)	$1,046.9	$1,022.6	$916.3	$842.7	$712.2
Ratio of EBITDA to interest expense(1)	11.4	x	12.8	x	12.4	x	11.2	x	10.2	x
Depreciation and amortization	$149.5	$138.6	$118.7	$105.5	$86.5
Capital expenditures	$69.1	$71.3	$63.3	$57.4	$50.8
Cash provided by operating activities	$672.5	$726.0	$660.7	$612.5	$508.6
Free cash flow(2)	$603.4	$654.7	$597.4	$555.1	$457.8
Consolidated Financial Position (At December 31):
Current assets	$1,619.6	$1,578.6	$1,369.1	$1,164.7	$1,059.1
Current liabilities	$1,025.2	$936.1	$874.5	$880.0	$628.9
Property, plant and equipment, net	$484.5	$448.4	$402.8	$383.5	$325.3
Total assets	$6,664.5	$6,421.0	$5,877.9	$5,190.1	$4,319.5
Long-term debt	$1,556.0	$1,427.8	$1,141.8	$1,133.1	$1,123.4
Total debt	$1,942.1	$1,714.0	$1,415.1	$1,453.8	$1,263.9
Stockholders’ equity	$3,254.6	$3,239.6	$3,136.1	$2,535.2	$2,052.8
Stockholders’ equity per share	$13.82	$13.42	$12.80	$10.42	$8.53
Total debt as a percentage of capitalization	37.4%	34.6%	31.1%	36.4%	38.1%
Net debt as a percentage of capitalization(3)	32.4%	29.2%	26.3%	33.8%	34.8%

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions)
Net income	$590.9	$584.5	$517.0	$459.1	$384.5

Add (deduct):
Interest expense	91.8	79.9	73.6	75.5	69.7
Interest income	(0.8)	(0.8)	(0.8)	(0.7)	(0.7)
Income taxes	215.5	220.4	207.8	203.3	172.2
Depreciation	68.7	63.7	57.2	53.7	48.9
Amortization	80.8	74.9	61.5	51.8	37.6

Total adjustments	456.0	438.1	399.3	383.6	327.7

EBITDA	$1,046.9	$1,022.6	$916.3	$842.7	$712.2

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions)
Cash provided by operating activities	$672.5	$726.0	$660.7	$612.5	$508.6
Deduct: Capital expenditures	(69.1)	(71.3)	(63.3)	(57.4)	(50.8)

Free cash flow	$603.4	$654.7	$597.4	$555.1	$457.8

(3)

Net debt represents total debt minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 1 above). The following table presents the reconciliation of total debt reported in accordance with U.S. GAAP to net debt:

	December 31,
	2015	2014	2013	2012	2011
	(In millions)
Total debt	$1,942.1	$1,714.0	$1,415.1	$1,453.8	$1,263.9
Less: Cash and cash equivalents	(381.0)	(377.6)	(295.2)	(158.0)	(170.4)

Net debt	1,561.1	1,336.4	1,119.9	1,295.8	1,093.5
Stockholders’ equity	3,254.6	3,239.6	3,136.1	2,535.2	2,052.8

Capitalization (net debt plus stockholders’ equity)	$4,815.7	$4,576.0	$4,256.0	$3,831.0	$3,146.3

Net debt as a percentage of capitalization	32.4%	29.2%	26.3%	33.8%	34.8%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to limit the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2015, the Company established records for operating income, operating income margins, net income and diluted earnings per share. Contributions from recent acquisitions, combined with successful Operational Excellence initiatives, had a positive impact on 2015 results. The Company also benefited from its strategic initiatives under AMETEK’s four key strategies: Operational Excellence, Strategic Acquisitions, Global & Market Expansion and New Products. Highlights of 2015 were:

•	Operating income was $907.7 million or 22.8% of net sales for 2015, an increase of $9.1 million or 1.0%, compared with $898.6 million or 22.3% of net sales in 2014.

•	Net income for 2015 was $590.9 million, an increase of $6.4 million or 1.1%, compared with $584.5 million in 2014.

•	Diluted earnings per share for 2015 were $2.45, an increase of $0.08 or 3.4%, compared with $2.37 per diluted share in 2014.

•

During 2015, the Company recorded pre-tax realignment costs totaling $36.6 million. The realignment costs had the effect of reducing net income for 2015 by $24.7 million ($0.10 per diluted share). See below for further discussion.

•	During 2015, the Company spent $356.5 million in cash, net of cash acquired, to acquire two businesses:

•	In May 2015, AMETEK acquired Global Tubes, a manufacturer of high-precision, small-diameter metal tubing; and

•

In July 2015, AMETEK acquired Surface Vision, formerly referred to as the Surface Inspection Systems Division of Cognex Corporation. Surface Vision develops and manufactures software-enabled vision systems used to inspect surfaces of continuously processed materials for flaws and defects.

•

The Company continued its emphasis on investment in research, development and engineering, spending $200.8 million in 2015 before customer reimbursement of $6.9 million. Sales from products introduced in the past three years were $952.6 million or 24.0% of net sales.

•

In August 2015, the Company obtained the third funding of $150 million under the third quarter of 2014 private placement agreement (the “2014 Private Placement”), consisting of $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035. In June 2015, the Company obtained the second funding of $50 million in aggregate principal amount of 3.91% senior notes due June 2025 under the 2014 Private Placement. The first funding under the 2014 Private Placement occurred in September 2014 for $500 million, consisting of $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. The 2014 Private Placement senior notes carry a weighted average interest rate of 3.88% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the third funding of the 2014 Private Placement were used to pay down senior notes that matured in the third quarter of 2015 described further below. The proceeds from the second funding of the 2014 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility.

•

In the third quarter of 2015, the Company paid in full, at maturity, $90 million in aggregate principal amount of 6.59% private placement senior notes and a 50 million Euro ($56.4 million) 3.94% senior note.

•	In the fourth quarter of 2015, the Company paid in full, at maturity, $35 million in aggregate principal amount of 6.69% private placement senior notes.

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net sales(1):
Electronic Instruments	$2,417,192	$2,421,638	$2,034,594
Electromechanical	1,557,103	1,600,326	1,559,542

Consolidated net sales	$3,974,295	$4,021,964	$3,594,136

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$639,399	$612,992	$552,110
Electromechanical	318,098	335,046	309,402

Total segment operating income	957,497	948,038	861,512
Corporate administrative and other expenses	(49,781)	(49,452)	(46,433)

Consolidated operating income	907,716	898,586	815,079
Interest and other expenses, net	(101,336)	(93,754)	(90,284)

Consolidated income before income taxes	$806,380	$804,832	$724,795

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of Operations for the year ended December 31, 2015 compared with the year ended December 31, 2014

In 2015, the Company established records for operating income, operating income margins, net income and diluted earnings per share. Contributions from the acquisitions completed in 2015 and the acquisitions of Amptek, Inc. in August 2014 and Zygo Corporation in June 2014, as well as the Company’s Operational Excellence initiatives had a positive impact on 2015 results. The full year impact of the 2015 acquisitions and continued focus on and implementation of Operational Excellence initiatives, including the 2015 realignment actions (described further throughout the results of operations for the fourth quarter and year ended December 31, 2015), are expected to have a positive impact on the Company’s 2016 results. The Company expects the challenging global economic environment across many of its markets and geographies to continue in 2016.

Net sales for 2015 were $3,974.3 million, a decrease of $47.7 million or 1.2%, compared with net sales of $4,022.0 million in 2014. Electronic Instruments Group (“EIG”) net sales were $2,417.2 million in 2015 or essentially flat on a percentage basis, compared with $2,421.6 million in 2014. Electromechanical Group (“EMG”) net sales were $1,557.1 million in 2015, a decrease of 2.7%, compared with $1,600.3 million in 2014. The decrease in net sales for 2015 was due to an unfavorable 4% effect of foreign currency translation and 1% internal sales decline, partially offset by a 4% increase from acquisitions.

Total international sales for 2015 were $2,054.7 million or 51.7% of net sales, a decrease of $141.5 million or 6.4%, compared with international sales of $2,196.2 million or 54.6% of net sales in 2014. The $141.5 million decrease in international sales was primarily driven by the weak global economy, as well as the foreign currency translation headwind noted above. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia. Export shipments from the United States, which are included in total international sales, were $1,090.7 million in 2015, a decrease of $57.4 million or 5.0%, compared with $1,148.1 million in 2014. Export shipments decreased primarily due to the weak global economy, as well as the competitive impacts of a strong U.S. dollar.

New orders for 2015 were $3,924.7 million, a decrease of $154.6 million or 3.8%, compared with $4,079.3 million in 2014. The decrease in orders for 2015 was due to an unfavorable 4% effect of foreign currency translation and internal order decline of approximately 3% resulting from the weak global economy, partially offset by a 3% increase from acquisitions. As a result, the Company’s backlog of unfilled orders at December 31, 2015 was $1,147.8 million, a decrease of $49.5 million or 4.1%, compared with $1,197.3 million at December 31, 2014.

The Company recorded 2015 realignment costs totaling $36.6 million, with $15.9 million recorded in the first quarter of 2015 and $20.7 million recorded in the fourth quarter of 2015 (the “2015 realignment costs”). The 2015 realignment costs primarily related to reductions in workforce in response to the impact of the weak global economy on certain of the Company’s businesses, as well as the effects of a continued strong U.S. dollar. See Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

The 2015 realignment costs were reported in the consolidated statement of income as follows:

•	$35.8 million in Cost of sales, excluding depreciation, with $15.8 million recorded in the first quarter of 2015 and $20.0 million recorded in the fourth quarter of 2015; and
•	$0.8 million in Selling, general and administrative expenses, with $0.1 million recorded in the first quarter of 2015 and $0.7 million recorded in the fourth quarter of 2015.

Total segment operating income for 2015 included pre-tax realignment costs totaling $35.8 million, with $15.8 million recorded in the first quarter of 2015 and $20.0 million recorded in the fourth quarter of 2015. The 2015 realignment costs were reported as follows:

•	$18.5 million in EIG operating income, with $9.3 million recorded in both the first and fourth quarters of 2015; and
•	$17.3 million in EMG operating income, with $6.5 million recorded in the first quarter of 2015 and $10.8 million recorded in the fourth quarter of 2015.

Total segment operating margins for 2015 were negatively impacted by approximately 90 basis points due to the 2015 realignment costs, with approximately 40 basis points due to the first quarter of 2015 realignment costs and approximately 50 basis points due to the fourth quarter of 2015 realignment costs. The 2015 realignment costs impacted segment operating margins as follows:

•	Approximate 70 basis point negative impact on EIG’s 2015 operating margins, with approximately 35 basis points in each of the first and fourth quarters of 2015; and
•

Approximate 110 basis point negative impact on EMG’s 2015 operating margins, with approximately 40 basis points in the first quarter of 2015 and approximately 70 basis points in the fourth quarter of 2015.

The expected annualized cash savings from the 2015 realignment costs is expected to be approximately $90 million, with $40 million realized in 2015 and approximately $75 million expected to be realized in 2016.

Segment operating income for 2015 was $957.5 million, an increase of $9.5 million or 1.0%, compared with segment operating income of $948.0 million in 2014. The increase in segment operating income resulted primarily from the acquisitions noted above, as well as the benefits of the Company’s Operational Excellence initiatives, partially offset by the 2015 realignment costs described above. Segment operating income for 2014 included $18.9 million in “Zygo integration costs,” comprised of $10.4 million in severance charges ($9.1 million recorded in the third quarter of 2014 and $1.3 million recorded in the fourth quarter of 2014), a $4.5 million fair value inventory adjustment recorded in the third quarter of 2014 and $4.0 million in other charges recorded in the fourth quarter of 2014, related to the Zygo acquisition. Segment operating income, as a percentage of net sales, increased to 24.1% in 2015, compared with 23.6% in 2014. The increase in segment operating margins resulted primarily from the benefits of the Company’s Operational Excellence initiatives, partially offset by the impact of the 2015 realignment costs noted above. Segment operating margins for 2014 were negatively impacted by approximately 40 basis points due to the Zygo integration costs noted above.

Cost of sales, excluding depreciation expense for 2015 was $2,549.3 million or 64.1% of net sales, a decrease of $47.7 million or 1.8%, compared with $2,597.0 million or 64.6% of net sales for 2014. The cost of sales, excluding depreciation expense decrease and the corresponding decrease in cost of sales, excluding depreciation expense as a percentage of sales were primarily due to the net sales decrease noted above, the impact of foreign currency translation, as well as cost containment initiatives, which offset the 2015 realignment costs described above. Cost of sales, excluding depreciation expense for 2014 included $18.9 million of Zygo integration costs described above.

Selling, general and administrative (“SG&A”) expenses for 2015 were $448.6 million, a decrease of $14.0 million or 3.0%, compared with $462.6 million in 2014. As a percentage of net sales, SG&A expenses were 11.3% for 2015, compared with 11.5% in 2014. Selling expenses for 2015 were $399.5 million, a decrease of $14.3 million or 3.5%, compared with $413.8 million in 2014. Selling expenses, as a percentage of net sales, decreased to 10.1% for 2015, compared with 10.3% in 2014. The selling expenses decrease and the corresponding decrease in selling expenses as a percentage of sales were primarily due to cost containment initiatives and the impact of foreign currency translation.

Corporate administrative expenses for 2015 were $49.1 million or essentially flat, compared with $48.8 million in 2014. As a percentage of net sales, corporate administrative expenses were 1.2% for both 2015 and 2014.

Consolidated operating income was $907.7 million or 22.8% of net sales for 2015, an increase of $9.1 million or 1.0%, compared with $898.6 million or 22.3% of net sales in 2014.

Interest expense was $91.8 million for 2015, an increase of $11.9 million or 14.9%, compared with $79.9 million in 2014. The increase was due to the impact of private placement senior notes funded in the second and third quarters of 2015 and the third quarter of 2014.

Other expenses, net were $9.5 million for 2015, a decrease of $4.3 million, compared with $13.8 million in 2014. Other expenses, net for 2015 benefited by lower acquisition-related expenses and the favorable impact from foreign currency translation. Other expenses, net for 2014 included an $8.0 million insurance policy gain in the fourth quarter of 2014 and a $5.5 million reversal of an insurance policy receivable related to a specific uncertain tax position liability of an acquired entity in the third quarter of 2014.

The effective tax rate for 2015 was 26.7%, compared with 27.4% in 2014. The effective tax rates for 2015 and 2014 reflect the impact of foreign earnings, which are taxed at lower rates. The 2015 effective tax rate reflects the first quarter of 2015 release of uncertain tax position liabilities related to the conclusion of an advance thin capitalization agreement in the European Union, the second quarter of 2015 effective settlement of the U.S. research and development tax credit from the completion of an Internal Revenue Service examination for 2010 and 2011, and the third quarter of 2015 $7.5 million of tax benefits related to the closure of an international subsidiary. The 2014 effective tax rate reflects a release of $12.9 million of uncertain tax position liabilities related to an acquired entity due to the final closure of a tax year and foreign tax credit benefit on amounts repatriated during the year. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Net income for 2015 was $590.9 million, an increase of $6.4 million or 1.1%, compared with $584.5 million in 2014. The 2015 realignment costs reduced 2015 net income by $24.7 million. The Zygo integration costs reduced 2014 net income by $13.9 million.

Diluted earnings per share for 2015 were $2.45, an increase of $0.08 or 3.4%, compared with $2.37 per diluted share in 2014. The 2015 realignment costs had the effect of reducing 2015 diluted earnings per share by $0.10. The Zygo integration costs had the effect of reducing 2014 diluted earnings per share by $0.05.

Segment Results

EIG’s net sales totaled $2,417.2 million for 2015, a decrease of $4.4 million or essentially flat on a percentage basis, compared with $2,421.6 million in 2014. The net sales decrease was due to an unfavorable 3% effect of foreign currency translation and 1% internal sales decline, offset by a 4% increase from the 2015 acquisition of Surface Vision and the 2014 acquisitions of Amptek and Zygo.

EIG’s operating income was $639.4 million for 2015, an increase of $26.4 million or 4.3%, compared with $613.0 million in 2014. EIG’s increase in operating income was primarily due to the Group’s Operational Excellence initiatives, partially offset by the 2015 realignment costs. EIG’s 2014 operating income included $18.9 million of Zygo integration costs. EIG’s operating margins were 26.5% of net sales for 2015, compared with 25.3% of net sales in 2014. EIG’s increase in operating margins resulted primarily from the benefits of the Group’s Operational Excellence initiatives, partially offset by the impact of the 2015 realignment costs noted above. EIG’s 2014 operating margins were negatively impacted by approximately 80 basis points due to the Zygo integration costs noted above.

EMG’s net sales totaled $1,557.1 million for 2015, a decrease of $43.2 million or 2.7%, compared with $1,600.3 million in 2014. The net sales decrease was due to an unfavorable 4% effect of foreign currency translation and 2% internal sales decline, partially offset by a 4% increase from the 2015 acquisition of Global Tubes.

EMG’s operating income was $318.1 million for 2015, a decrease of $16.9 million or 5.0%, compared with $335.0 million in 2014. EMG’s decrease in operating income was primarily due to the lower sales noted above and the 2015 realignment costs, partially offset by the benefits of the Group’s Operational Excellence initiatives. EMG’s operating margins were 20.4% of net sales for 2015, compared with 20.9% of net sales in 2014. EMG’s decrease in operating margins resulted primarily from the impact of the 2015 realignment costs noted above, partially offset by the benefits of the Group’s Operational Excellence initiatives.

Results of operations for the fourth quarter of 2015 compared with the fourth quarter of 2014

Net sales for the fourth quarter of 2015 were $988.0 million, a decrease of $36.1 million or 3.5%, compared with net sales of $1,024.1 million for the fourth quarter of 2014. The decrease in net sales for the fourth quarter of 2015 was due to a 4% internal sales decline and an unfavorable 3% effect of foreign currency translation, partially offset by a 3% increase from acquisitions.

Segment operating income for the fourth quarter of 2015 was $221.8 million, a decrease of $18.1 million or 7.5%, compared with segment operating income of $239.9 million for the fourth quarter of 2014. The decrease in segment operating income was primarily due to the lower sales noted above and included $20.0 million of fourth quarter of 2015 realignment costs, partially offset by the acquisitions noted above, as well as the benefits of the Group’s Operational Excellence initiatives. Segment operating income for the fourth quarter of 2014 included $5.2 million in “Zygo integration costs,” comprised of $1.3 million in severance charges and $4.0 million in other charges, related to the Zygo acquisition. Segment operating income, as a percentage of net sales, decreased to 22.5% for the fourth quarter of 2015, compared with 23.4% for the fourth quarter of 2014. In the fourth quarter of 2015, the benefits of the Group’s Operational Excellence initiatives, partially offset the approximate 200 basis point negative impact from the fourth quarter of 2015 realignment costs noted above. Segment operating margins for the fourth quarter of 2014 were negatively impacted by approximately 50 basis points due to the fourth quarter of 2014 Zygo integration costs noted above.

Cost of sales, excluding depreciation expense for the fourth quarter of 2015 was $647.6 million or 65.5% of net sales, a decrease of $15.9 million or 2.4%, compared with $663.5 million or 64.8% of net sales for the fourth quarter of 2014. The cost of sales, excluding depreciation expense decrease was primarily due to the net sales decrease noted above, the impact of foreign currency translation, as well as cost containment initiatives, which offset the fourth quarter of 2015 realignment costs described above. Cost of sales, excluding depreciation expense for the fourth quarter of 2014 included $5.2 million of Zygo integration costs described above.

Net income for the fourth quarter of 2015 was $136.8 million, a decrease of $15.2 million or 10.0%, compared with $152.0 million for the fourth quarter of 2014. The fourth quarter of 2015 realignment costs reduced the fourth quarter of 2015 net income by $13.9 million. The fourth quarter of 2014 Zygo integration costs reduced the fourth quarter of 2014 net income by $3.2 million.

Diluted earnings per share for the fourth quarter of 2015 were $0.57, a decrease of $0.05 or 8.1%, compared with $0.62 per diluted share for the fourth quarter of 2014. The fourth quarter of 2015 realignment costs had the effect of reducing the fourth quarter of 2015 diluted earnings per share by $0.06. The fourth quarter of 2014 Zygo integration costs had the effect of reducing the fourth quarter of 2014 diluted earnings per share by $0.01.

Segment Results

EIG’s net sales totaled $628.4 million for the fourth quarter of 2015, a decrease of $16.0 million or 2.5%, compared with $644.4 million for the fourth quarter of 2014. The net sales decrease was due to an unfavorable 3% effect of foreign currency translation and 2% internal sales decline, partially offset by a 2% increase from the 2015 acquisition of Surface Vision.

EIG’s operating income was $161.7 million for the fourth quarter of 2015, a decrease of $1.2 million or 0.7%, compared with $162.9 million for the fourth quarter of 2014. EIG’s decrease in operating income was primarily due to the lower sales noted above and included $9.3 million of fourth quarter of 2015 realignment costs, partially offset by the benefits of the Group’s Operational Excellence initiatives. EIG’s fourth quarter of 2014 operating income included $5.2 million of Zygo integration costs. EIG’s operating margins were 25.7% of net sales for the fourth quarter of 2015, compared with 25.3% of net sales for the fourth quarter of 2014. EIG’s increase in operating margins resulted primarily from the benefits of the Group’s Operational Excellence initiatives, partially offset by the approximate 150 basis point negative impact from the fourth quarter of 2015 realignment costs noted above. EIG’s fourth quarter of 2014 operating margins were negatively impacted by approximately 80 basis points due to the fourth quarter of 2014 Zygo integration costs noted above.

EMG’s net sales totaled $359.6 million for the fourth quarter of 2015, a decrease of $20.2 million or 5.3%, compared with $379.8 million for the fourth quarter of 2014. The net sales decrease was due to an 8% internal sales decline and an unfavorable 3% effect of foreign currency translation, partially offset by a 5% increase from the 2015 acquisition of Global Tubes.

EMG’s operating income was $60.2 million for the fourth quarter of 2015, a decrease of $16.8 million or 21.8%, compared with $77.0 million for the fourth quarter of 2014. EMG’s decrease in operating income was primarily due to the lower sales noted above and included $10.8 million of fourth quarter of 2015 realignment costs, partially offset by the benefits of the Group’s Operational Excellence initiatives. EMG’s operating margins were 16.7% of net sales for the fourth quarter of 2015, compared with 20.3% of net sales for the fourth quarter of 2014. EMG’s fourth quarter of 2015 operating margins were negatively impacted by approximately 300 basis points due to the fourth quarter of 2015 realignment costs noted above.

Results of Operations for the year ended December 31, 2014 compared with the year ended December 31, 2013

In 2014, the Company established records for orders, sales, operating income, net income, diluted earnings per share and operating cash flow. The Company achieved these results from contributions from the acquisitions completed in 2014 and the acquisitions of Powervar, Inc. in December 2013, Creaform, Inc. in October 2013 and Controls Southeast (“CSI”) in August 2013, internal sales growth in both EIG and EMG, as well as the Company’s Operational Excellence initiatives.

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

Total international sales for 2014 were $2,196.2 million or 54.6% of net sales, an increase of $211.7 million or 10.7%, compared with international sales of $1,984.5 million or 55.2% of net sales in 2013. The $211.7 million increase in international sales resulted from the acquisitions noted above and higher sales growth, and includes the effect of foreign currency translation. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia. Export shipments from the United States, which are included in total international sales, were $1,148.1 million in 2014, an increase of $111.1 million or 10.7%, compared with $1,037.0 million in 2013. Export shipments improved due to increased exports from the 2014 and 2013 acquisitions noted above, excluding Teseq and Creaform.

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

Segment operating income for 2014 was $948.0 million, an increase of $86.5 million or 10.0%, compared with segment operating income of $861.5 million in 2013. The increase in segment operating income resulted primarily from the acquisitions and internal sales growth noted above, as well as the benefits of the Company’s Operational Excellence initiatives, partially offset by $18.9 million in “Zygo integration costs,” comprised of $10.4 million in severance charges, a $4.5 million fair value inventory adjustment and $4.0 million in other charges, related to the Zygo acquisition. Segment operating income, as a percentage of net sales, decreased to 23.6% in 2014, compared with 24.0% in 2013. The decrease in segment operating margins resulted primarily from the Zygo integration costs described above, partially offset by the benefits of the Company’s Operational Excellence initiatives.

Cost of sales, excluding depreciation expense for 2014 was $2,597.0 million or 64.6% of net sales, an increase of $273.4 million or 11.8%, compared with $2,323.6 million or 64.7% of net sales for 2013. The cost of sales, excluding depreciation expense increase was primarily due to the net sales increase noted above. Cost of sales, excluding depreciation expense for 2014 included $18.9 million of Zygo integration costs described above.

SG&A expenses for 2014 were $462.6 million, an increase of $64.4 million or 16.2%, compared with $398.2 million in 2013. As a percentage of net sales, SG&A expenses were 11.5% for 2014, compared with 11.1% in 2013. Selling expenses for 2014 were $413.8 million, an increase of $61.6 million or 17.5%, compared with $352.2 million in 2013. Selling expenses, as a percentage of net sales, increased to 10.3% for 2014, compared with 9.8% in 2013. The selling expenses increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which, because of their distribution channels and higher marketing costs, tend to have a higher rate of selling expenses. Base business selling expenses increased approximately 4% for 2014 compared with 2013, which was in line with internal sales growth.

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

The effective tax rate for 2014 was 27.4%, compared with 28.7% in 2013. Both years’ effective tax rates reflect the improving mix of foreign earnings subject to tax at lower rates and a continued trend in lower state tax rates. The 2014 effective tax rate reflects a release of $12.9 million of uncertain tax position liabilities related to an acquired entity due to the final closure of a tax year and foreign tax credit benefit on amounts repatriated during the year. On a comparative basis, the 2013 effective tax rate reflected the retroactive extension of the U.S. research and development tax credit. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Net income for 2014 was $584.5 million, an increase of $67.5 million or 13.1%, compared with $517.0 million in 2013. The Zygo integration costs reduced 2014 net income by $13.9 million. Diluted earnings per share for 2014 were $2.37, an increase of $0.27 or 12.9%, compared with $2.10 per diluted share in 2013. The Zygo integration costs had the effect of reducing 2014 diluted earnings per share by $0.05 per diluted share.

Segment Results

EIG’s net sales totaled $2,421.6 million for 2014, an increase of $387.0 million or 19.0%, compared with $2,034.6 million in 2013. The net sales increase included internal sales growth of approximately 4%, primarily driven by increases in EIG’s process instruments businesses, and the 2014 acquisitions and 2013 acquisitions of Powervar and Creaform added 15%.

EIG’s operating income was $613.0 million for 2014, an increase of $60.9 million or 11.0%, compared with $552.1 million in 2013. EIG’s increase in operating income was primarily due to the higher sales noted above, partially offset by the Zygo integration costs described above. EIG’s operating margins were 25.3% of net sales for 2014, compared with 27.1% of net sales in 2013. EIG’s decrease in operating margins resulted primarily from the Zygo integration costs described above, partially offset by the benefits of the Group’s Operational Excellence initiatives. EIG’s 2013 operating margins included a $11.6 million gain on the sale of a facility recorded in third quarter, which was partially offset by incremental growth investments in the businesses recorded in the third and fourth quarters.

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

Liquidity and Capital Resources

Cash provided by operating activities totaled $672.5 million in 2015, a decrease of $53.5 million or 7.4%, compared with $726.0 million in 2014. The decrease in cash provided by operating activities was primarily due to the $49.5 million increase in defined benefit pension plan contributions, driven by a $50.0 million contribution to the Company’s U.S. defined benefit pension plans in the first quarter of 2015. Free cash flow (cash flow provided by operating activities less capital expenditures) was $603.5 million in 2015, compared with $654.6 million in 2014. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,046.9 million in 2015, compared with $1,022.6 million in 2014. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. generally accepted accounting principles (“GAAP”) measures to comparable non-GAAP measures).

Cash used for investing activities totaled $425.6 million in 2015, compared with $641.6 million in 2014. In 2015, the Company paid $356.5 million, net of cash acquired, to acquire Global Tubes in May 2015 and Surface Vision in July 2015. In 2014, the Company paid $573.6 million, net of cash acquired, to acquire Teseq in January 2014, VTI Instruments in February 2014, Luphos in May 2014, Zygo in June 2014 and Amptek in August 2014. Additions to property, plant and equipment totaled $69.1 million in 2015, compared with $71.3 million in 2014.

Cash used for financing activities totaled $217.0 million in 2015, compared with $24.1 million of cash provided by financing activities in 2014. In 2015, the Company repurchased approximately 7,978,000 shares of its common stock for $435.4 million, compared with $245.3 million used for repurchases of approximately 4,755,000 shares in 2014. On both April 1 and November 4, 2015, the Company’s Board of Directors approved an increase of $350 million in the authorization for the repurchase of the Company’s common stock. At December 31, 2015, $311.7 million was available under the Company’s Board of Directors authorization for future share repurchases.

Additional financing activities for 2015 include cash dividends paid of $86.0 million, compared with $80.6 million in 2014. Proceeds from the exercise of employee stock options were $39.2 million in 2015, compared with $17.8 million in 2014.

In 2015, short-term borrowings increased $226.8 million, compared with a decrease of $172.5 million in 2014. In 2015, long-term borrowings increased $18.0 million, compared with an increase of $499.1 million in 2014.

In August 2015, the Company obtained the third funding of $150 million under the third quarter of 2014 private placement agreement (the “2014 Private Placement”), consisting of $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035. In June 2015, the Company obtained the second funding of $50 million in aggregate principal amount of 3.91% senior notes due June 2025 under the 2014 Private Placement. The first funding under the 2014 Private Placement occurred in September 2014 for $500 million, consisting of $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. The 2014 Private Placement senior notes carry a weighted average interest rate of 3.88% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the third funding of the 2014 Private Placement were used to pay down senior notes that matured in the third quarter of 2015 described further below. The proceeds from the second funding of the 2014 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility.

In the third quarter of 2015, the Company paid in full, at maturity, $90 million in aggregate principal amount of 6.59% private placement senior notes and a 50 million Euro ($56.4 million) 3.94% senior note.

In the fourth quarter of 2015, the Company paid in full, at maturity, $35 million in aggregate principal amount of 6.69% private placement senior notes.

The Company has a revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The revolving credit facility expires in December 2018. Interest rates on outstanding loans under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy. At December 31, 2015, the Company had available borrowing capacity of $550.3 million under its revolving credit facility, including the $200 million accordion feature.

In January 2016, the Company acquired Brookfield Engineering Laboratories for approximately $167 million and ESP/SurgeX for approximately $130 million using borrowings under its revolving credit facility.

At December 31, 2015, total debt outstanding was $1,942.1 million, compared with $1,714.0 million at December 31, 2014. In the fourth quarter of 2016, 40 million British pound ($59.0 million at December 31, 2015) of debt will mature and become payable. The debt-to-capital ratio was 37.4% at December 31, 2015, compared with 34.6% at December 31, 2014. The net debt-to-capital ratio (total debt less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 32.4% at December 31, 2015, compared with 29.2% at December 31, 2014. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

As a result of all of the Company’s cash flow activities in 2015, cash and cash equivalents at December 31, 2015 totaled $381.0 million, compared with $377.6 million at December 31, 2014. At December 31, 2015, the Company had $357.2 million in cash outside the United States, compared with $352.8 million at December 31, 2014. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. In May 2015, the Company acquired Global Tubes for $198.8 million utilizing cash outside the United States. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2015.

	Payments Due
Contractual Obligations(1)	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
	(In millions)
Long-term debt(2)	$1,607.2	$59.1	$575.0	$218.1	$755.0
Revolving credit loans(3)	314.1	314.1	—	—	—
Capital lease(4)	5.7	0.9	4.8	—	—
Other indebtedness	15.1	11.9	1.8	1.4	—

Total debt	1,942.1	386.0	581.6	219.5	755.0
Interest on long-term fixed-rate debt	445.8	81.9	133.7	72.4	157.8
Noncancellable operating leases(5)	137.3	34.2	39.4	22.9	40.8
Purchase obligations(6)	321.7	294.8	12.3	14.6	—
Restructuring and other	29.2	23.9	5.3	—	—

Total	$2,876.1	$820.8	$772.3	$329.4	$953.6

(1)

The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2015 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

(2)	See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further long-term debt details.

(3)

Although not contractually obligated, the Company expects to have the capability to repay the revolving credit loan within one year as permitted in the credit agreement. Accordingly, $314.1 million was classified as short-term debt at December 31, 2015.

(4)	Represents a capital lease for a building and land associated with the Cameca SAS acquisition. The lease has a term of 12 years, which began in July 2006, and is payable quarterly.

(5)	The leases expire over a range of years from 2016 to 2082 with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.

(6)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

Other Commitments

The Company has standby letters of credit and surety bonds of $40.2 million related to performance and payment guarantees at December 31, 2015. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

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

•

Revenue Recognition.    The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The Company’s policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for the sales incentive as a reduction of revenues when the sale is recognized. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2015 and 2014, the accrual for future warranty obligations was $22.8 million and $29.8 million, respectively. The Company’s expense for warranty obligations was $14.8 million, $16.5 million and $15.1 million in 2015, 2014 and 2013, respectively. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances and warranty amounts are higher than past experience, additional accruals may be required.

•

Accounts Receivable.    The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for bad debts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for possible losses on receivables was $8.6 million and $10.4 million at December 31, 2015 and 2014, respectively.

•

Inventories.    The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 82% of its inventories at December 31, 2015. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 18% of its inventory at December 31, 2015. For inventories where cost is determined by the LIFO method, the FIFO value would have been $19.4 million and $24.4 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2015 and 2014, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•

Business Combinations.    The Company allocates the purchase price of an acquired company, including when applicable, the fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired businesses based on estimated fair values, with any residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, customer relationships, property, plant and equipment, as well as income taxes. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain.

•

Goodwill and Other Intangible Assets.    Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of the goodwill impairment test, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. The Company elected to bypass performing the qualitative screen and performed the first step quantitative analysis of the goodwill impairment test in the current year. The Company may elect to perform the qualitative analysis in future periods. The first step in the quantitative process is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step must be completed, which involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss occurs and would be required to be recorded if the amount of the recorded goodwill exceeds the implied goodwill.

The Company identifies its reporting units at the component level, which is one level below its operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. The Company’s reporting units are composed of the divisions one level below its operating segments at which discrete financial information is prepared and regularly reviewed by segment management.

The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based upon the Company’s long-range plan. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The 2015 results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 20% to 717% for each of the Company’s reporting units.

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

The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2015, goodwill and other indefinite-lived intangible assets totaled $3,219.3 million or 48.3% of the Company’s total assets. The Company performed its required annual impairment tests in the fourth quarter of 2015 and determined that the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.

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

•

Pensions.    The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2015, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. The discount rate used in determining the 2015 pension cost was 4.20% for U.S. defined benefit pension plans and 3.44% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2015 and determining the 2016 defined benefit pension cost was 4.80% for U.S. plans and 3.62% for foreign plans. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for 2015 of 7.75% for U.S. defined benefit pension plans and 6.92% for foreign plans. In 2016, the Company will use 7.75% for the U.S. plans and 6.95% for the foreign plans. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income and equity investments, and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2015 pension income for the U.S. plans was 3.75% and was 2.88% for the foreign plans. The U.S. and foreign plans’ rates of compensation increase will remain unchanged in 2016. In 2015, the Company recognized consolidated pre-tax pension income of $9.8 million from its U.S. and foreign defined benefit pension plans, compared with pre-tax pension income of $10.7 million recognized for these plans in 2014. The Company estimates its 2016 U.S. and foreign defined benefit pension pre-tax income to be approximately $5.0 million.

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

To fund the plans, the Company made cash contributions to its defined benefit pension plans in 2015, which totaled $55.2 million, compared with $5.7 million in 2014. The Company anticipates making approximately $4 million to $7 million in cash contributions to its defined benefit pension plans in 2016.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, the Company must (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when the Company satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and can be adopted by the Company using either a full retrospective or modified retrospective approach. ASU 2014-09 may be early adopted for interim and annual reporting periods beginning after December 15, 2016. The Company has developed and begun work on an implementation plan for ASU 2014-09. The Company is in the process of determining the impact ASU 2014-09 may have on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures, and has not decided upon the method of adoption.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance clarifies that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use to make this determination. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-05 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory that is measured using FIFO or average cost. As proscribed in this update, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using LIFO. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company has not determined the impact ASU 2015-11 may have on the Company’s consolidated results of operations, financial position or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-16 effective October 1, 2015 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for interim and annual reporting periods beginning after December 15, 2016. ASU 2015-17 may be adopted prospectively or retrospectively and early adoption is permitted. The Company has not determined the impact ASU 2015-17 may have on the Company’s consolidated results of operations, financial position or cash flows and has not decided upon the method of adoption.

Internal Reinvestment

Capital Expenditures

Capital expenditures were $69.1 million or 1.7% of net sales in 2015, compared with $71.3 million or 1.8% of net sales in 2014. In 2015, 53% of capital expenditures were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. Capital expenditures in 2016 are expected to approximate 1.8% of net sales, with a continued emphasis on spending to improve productivity.

Development and Engineering

The Company is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products. Research, development and engineering costs before customer reimbursement were $200.8 million, $208.3 million and $178.7 million in 2015, 2014 and 2013, respectively. Customer reimbursements in 2015, 2014 and 2013 were $6.9 million, $8.9 million and $9.2 million, respectively. These amounts included net Company-funded research and development expenses of $116.3 million, $119.3 million and $93.9 million in 2015, 2014 and 2013, respectively. All such expenditures were directed toward the development of new products and processes and the improvement of existing products and processes.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. The Company believes these waste products were handled in compliance with regulations existing at that time. At December 31, 2015, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2015 and 2014 were $30.5 million and $26.6 million, respectively, for both non-owned and owned sites. In 2015, the Company recorded $9.2 million in reserves, of which $8.4 million was related to a 2015 business acquisition. These reserves relate to the estimated costs to remediate known environmental issues associated with the acquired business. Additionally, the Company spent $5.1 million on environmental matters in 2015. The Company’s reserves for environmental liabilities at December 31, 2015 and 2014 include reserves of $11.5 million and $11.7 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2015, the Company had $10.0 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

The foreign currencies to which the Company has the most significant exchange rate exposure are the Euro, the British pound, the Japanese yen, the Chinese renminbi, the Canadian dollar, the Mexican peso and the Swiss franc. Exposure to foreign currency rate fluctuation is modest, monitored, and when possible, mitigated through the use of local borrowings and occasional derivative financial instruments in the foreign currency affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company because revenues and costs associated with the revenues are generally transacted in the same foreign currencies.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. AMETEK, Inc. maintains a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements; however, there are inherent limitations in the effectiveness of any system of internal controls.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, AMETEK, Inc. conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

In May 2015 and July 2015, the Company acquired Global Tubes and Surface Vision, formerly referred to as the Surface Inspection Systems Division of Cognex Corporation, respectively. As permitted by related U.S. Securities and Exchange Commission staff interpretative guidance for newly acquired businesses, the Company excluded Global Tubes and Surface Vision from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In the aggregate, Global Tubes and Surface Vision constituted 6.4% of total assets as of December 31, 2015 and 2.2% of net sales for the year then ended.

The Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Frank S. Hermance	/s/ Robert R. Mandos, Jr.
Chairman of the Board and Chief Executive Officer	Executive Vice President — Chief Financial Officer

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AMETEK, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Global Tubes and Surface Vision, formerly referred to as the Surface Inspection Systems Division of Cognex Corporation, which are included in the 2015 consolidated financial statements of AMETEK, Inc. and constituted 6.4% of total assets as of December 31, 2015 and 2.2% of net sales for the year then ended. Our audit of internal control over financial reporting of AMETEK, Inc. also did not include an evaluation of the internal control over financial reporting of Global Tubes and Surface Vision.

In our opinion, AMETEK, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMETEK, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMETEK, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 25, 2016

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Net sales	$3,974,295	$4,021,964	$3,594,136

Operating expenses:
Cost of sales, excluding depreciation	2,549,280	2,597,017	2,323,642
Selling, general and administrative	448,592	462,637	398,177
Depreciation	68,707	63,724	57,238

Total operating expenses	3,066,579	3,123,378	2,779,057

Operating income	907,716	898,586	815,079
Other expenses:
Interest expense	(91,795)	(79,928)	(73,572)
Other, net	(9,541)	(13,826)	(16,712)

Income before income taxes	806,380	804,832	724,795
Provision for income taxes	215,521	220,372	207,796

Net income	$590,859	$584,460	$516,999

Basic earnings per share	$2.46	$2.39	$2.12

Diluted earnings per share	$2.45	$2.37	$2.10

Weighted average common shares outstanding:
Basic shares	239,906	244,885	243,915

Diluted shares	241,586	247,102	246,065

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$590,859	$584,460	$516,999

Other comprehensive (loss) income:
Amounts arising during the period — gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	(67,245)	(59,712)	2,550
Change in long-term intercompany notes	(51,235)	(54,906)	25,047
Net investment hedges, net of tax of $3,432, $4,961 and ($1,587) in 2015, 2014 and 2013, respectively	(6,374)	(9,213)	2,938
Defined benefit pension plans:
Net actuarial (loss) gain, net of tax of $12,870, $42,755 and ($28,884) in 2015, 2014 and 2013, respectively	(21,002)	(83,040)	47,498
Amortization of net actuarial loss, net of tax of ($3,247), ($1,650) and ($5,038) in 2015, 2014 and 2013, respectively	6,137	2,834	8,446
Amortization of prior service costs, net of tax of ($564), ($753) and $66 in 2015, 2014 and 2013, respectively	1,809	2,292	(174)
Unrealized holding (loss) gain on available-for-sale securities:
Unrealized (loss) gain, net of tax of $445, ($48) and $114 in 2015, 2014 and 2013, respectively	(827)	90	(214)

Other comprehensive (loss) income	(138,737)	(201,655)	86,091

Total comprehensive income	$452,122	$382,805	$603,090

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$381,005	$377,615
Receivables, net	603,295	585,462
Inventories, net	514,451	495,896
Deferred income taxes	46,724	45,053
Other current assets	74,138	74,578

Total current assets	1,619,613	1,578,604
Property, plant and equipment, net	484,548	448,446
Goodwill	2,706,633	2,614,030
Other intangibles, net	1,672,961	1,625,561
Investments and other assets	180,775	154,322

Total assets	$6,664,530	$6,420,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$386,075	$286,201
Accounts payable	365,355	386,207
Income taxes payable	32,738	27,157
Accrued liabilities	241,004	236,579

Total current liabilities	1,025,172	936,144
Long-term debt	1,556,045	1,427,825
Deferred income taxes	624,046	618,385
Other long-term liabilities	204,641	199,048

Total liabilities	3,409,904	3,181,402

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 800,000,000 shares; issued: 2015 — 260,718,769 shares; 2014 — 258,830,858 shares	2,608	2,589
Capital in excess of par value	568,286	491,750
Retained earnings	3,974,793	3,469,923
Accumulated other comprehensive loss	(405,631)	(266,894)
Treasury stock: 2015 — 25,203,699 shares; 2014 — 17,495,583 shares	(885,430)	(457,807)

Total stockholders’ equity	3,254,626	3,239,561

Total liabilities and stockholders’ equity	$6,664,530	$6,420,963

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Capital Stock
Preferred stock, $0.01 par value	$—	$—	$—

Common stock, $0.01 par value
Balance at the beginning of the year	2,589	2,581	2,565
Shares issued	19	8	16

Balance at the end of the year	2,608	2,589	2,581

Capital in Excess of Par Value
Balance at the beginning of the year	491,750	448,700	387,871
Issuance of common stock under employee stock plans	32,296	15,290	23,053
Share-based compensation costs	23,762	19,871	21,591
Excess tax benefits from exercise of stock options	20,478	7,889	16,185

Balance at the end of the year	568,286	491,750	448,700

Retained Earnings
Balance at the beginning of the year	3,469,923	2,966,015	2,507,419
Net income	590,859	584,460	516,999
Cash dividends paid	(85,988)	(80,551)	(58,405)
Other	(1)	(1)	2

Balance at the end of the year	3,974,793	3,469,923	2,966,015

Accumulated Other Comprehensive (Loss) Income
Foreign currency translation:
Balance at the beginning of the year	(124,920)	(1,089)	(31,624)
Translation adjustments	(67,245)	(59,712)	2,550
Change in long-term intercompany notes	(51,235)	(54,906)	25,047
Net investment hedges, net of tax of $3,432, $4,961 and ($1,587) in 2015, 2014 and 2013, respectively	(6,374)	(9,213)	2,938

Balance at the end of the year	(249,774)	(124,920)	(1,089)

Defined benefit pension plans:
Balance at the beginning of the year	(141,982)	(64,068)	(119,838)
Net actuarial (loss) gain, net of tax of $12,870, $42,755 and ($28,884) in 2015, 2014 and 2013, respectively	(21,002)	(83,040)	47,498
Amortization of net actuarial loss, net of tax of ($3,247), ($1,650) and ($5,038) in 2015, 2014 and 2013, respectively	6,137	2,834	8,446
Amortization of prior service costs, net of tax of ($564), ($753) and $66 in 2015, 2014 and 2013, respectively	1,809	2,292	(174)

Balance at the end of the year	(155,038)	(141,982)	(64,068)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the year	8	(82)	132
(Decrease) increase during the year, net of tax	(827)	90	(214)

Balance at the end of the year	(819)	8	(82)

Accumulated other comprehensive loss at the end of the year	(405,631)	(266,894)	(65,239)

Treasury Stock
Balance at the beginning of the year	(457,807)	(215,936)	(211,374)
Issuance of common stock under employee stock plans	7,777	3,412	3,905
Purchase of treasury stock	(435,400)	(245,283)	(8,467)

Balance at the end of the year	(885,430)	(457,807)	(215,936)

Total Stockholders’ Equity	$3,254,626	$3,239,561	$3,136,121

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used for):
Operating activities:
Net income	$590,859	$584,460	$516,999
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	149,460	138,584	118,657
Deferred income taxes	6,458	20,579	1,414
Share-based compensation expense	23,762	19,871	21,591
Gain on sale of facilities	—	(869)	(11,590)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in receivables	(6,995)	(35,258)	5,247
(Increase) decrease in inventories and other current assets	(12,007)	11,626	(1,790)
(Decrease) increase in payables, accruals and income taxes	(20,049)	(18,653)	7,951
Increase in other long-term liabilities	255	8,867	9,702
Pension contribution	(55,215)	(5,729)	(5,856)
Other	(3,988)	2,484	(1,666)

Total operating activities	672,540	725,962	660,659

Investing activities:
Additions to property, plant and equipment	(69,083)	(71,327)	(63,314)
Purchases of businesses, net of cash acquired	(356,466)	(573,647)	(414,315)
Proceeds from sale of facilities	421	950	12,799
Other	(429)	2,391	4,497

Total investing activities	(425,557)	(641,633)	(460,333)

Financing activities:
Net change in short-term borrowings	226,761	(172,495)	(45,186)
Additional long-term borrowings	200,000	500,000	872
Reduction in long-term borrowings	(182,007)	(914)	(617)
Repurchases of common stock	(435,400)	(245,283)	(8,467)
Cash dividends paid	(85,988)	(80,551)	(58,405)
Excess tax benefits from share-based payments	20,478	7,889	16,185
Proceeds from employee stock plans and other	39,192	15,493	25,334

Total financing activities	(216,964)	24,139	(70,284)

Effect of exchange rate changes on cash and cash equivalents	(26,629)	(26,056)	7,177

Increase in cash and cash equivalents	3,390	82,412	137,219
Cash and cash equivalents:
Beginning of year	377,615	295,203	157,984

End of year	$381,005	$377,615	$295,203

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

Cash Equivalents, Securities and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2015 and 2014, the Company’s investment in a fixed-income mutual fund (held by its captive insurance subsidiary) is classified as “available-for-sale.” The aggregate market value of the fixed-income mutual fund at December 31, 2015 and 2014 was $8.5 million ($9.9 million cost basis) and $9.2 million ($9.9 million cost basis), respectively. The temporary unrealized gain or loss on the fixed-income mutual fund is recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity), and is not significant. Certain of the Company’s other investments, which are not significant, are also accounted for by the equity method of accounting.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific reserve for doubtful receivables is recorded against the amount due from these customers. For all other customers, the Company recognizes reserves for doubtful receivables based on the length of time specific receivables are past due based on past experience. The allowance for possible losses on receivables was $8.6 million and $10.4 million at December 31, 2015 and 2014, respectively. See Note 7.

Inventories

The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for 82% of its inventories at December 31, 2015. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 18% of the Company’s inventory at December 31, 2015. For inventories where cost is determined by the LIFO method, the excess of the FIFO value over the LIFO value was $19.4 million and $24.4 million at December 31, 2015 and 2014, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.

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

The Company identifies its reporting units at the component level, which is one level below its operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. The Company’s reporting units are composed of divisions and are one level below its operating segments and for which discrete financial information is prepared and regularly reviewed by segment management.

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

The Company completed its required annual impairment tests in the fourth quarter of 2015, 2014 and 2013 and determined that the carrying values of goodwill and other intangible assets with indefinite lives were not impaired.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents and technology are being amortized over useful lives of five to 20 years, with a weighted average life of 16 years. Customer relationships are being amortized over a period of five to 20 years, with a weighted average life of 19 years. Miscellaneous other intangible assets are being amortized over a period of two to 20 years. The Company periodically evaluates the reasonableness of the estimated useful lives of these intangible assets.

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

Revenue Recognition

The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The Company’s policy, with respect to sales returns and allowances, generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for these sales incentives as a reduction of revenues when the sale is recognized in the consolidated statement of income. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based upon past experience. At December 31, 2015 and 2014, the accrual for future warranty obligations was $22.8 million and $29.8 million, respectively. The Company’s expense for warranty obligations was $14.8 million in 2015, $16.5 million in 2014 and $15.1 million in 2013. The warranty periods for products sold vary widely among the Company’s operations, but for the most part do not exceed one year. The Company calculates its warranty expense provision based on past warranty experience and adjustments are made periodically to reflect actual warranty expenses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

Company-funded research and development costs are included in Cost of sales, excluding depreciation as incurred and were $116.3 million in 2015, $119.3 million in 2014 and $93.9 million in 2013.

Shipping and Handling Costs

Shipping and handling costs are included in Cost of sales, excluding depreciation and were $50.5 million in 2015, $49.0 million in 2014 and $41.9 million in 2013.

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

	2015	2014	2013
	(In thousands)
Weighted average shares:
Basic shares	239,906	244,885	243,915
Equity-based compensation plans	1,680	2,217	2,150

Diluted shares	241,586	247,102	246,065

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, the Company must (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when the Company satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and can be adopted by the Company using either a full retrospective or modified retrospective approach. ASU 2014-09 may be early adopted for interim and annual reporting periods beginning after December 15, 2016. The Company has developed and begun work on an implementation plan for ASU 2014-09. The Company is in the process of determining the impact ASU 2014-09 may have on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures, and has not decided upon the method of adoption.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 is intended to help entities evaluate the accounting for

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees paid by a customer in a cloud computing arrangement. The guidance clarifies that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use to make this determination. For public business entities, the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-05 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory that is measured using FIFO or average cost. As proscribed in this update, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using LIFO. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company has not determined the impact ASU 2015-11 may have on the Company’s consolidated results of operations, financial position or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2015-16 effective October 1, 2015 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for interim and annual reporting periods beginning after December 15, 2016. ASU 2015-17 may be adopted prospectively or retrospectively and early adoption is permitted. The Company has not determined the impact ASU 2015-17 may have on the Company’s consolidated results of operations, financial position or cash flows and has not decided upon the method of adoption.

3.	Fair Value Measurements

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2015 and 2014, consistent with the fair value hierarchy:

	December 31, 2015	December 31, 2014
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$8,482	$9,219

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the year ended December 31, 2015, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the year ended December 31, 2015.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at December 31, 2015 and 2014 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings	$(314,100)	$(314,100)	$(88,100)	$(88,100)
Long-term debt (including current portion)	(1,628,020)	(1,686,502)	(1,625,926)	(1,768,439)

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

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2015, these net investment hedges included British-pound-denominated long-term debt. As of December 31, 2014, these net investment hedges included British-pound-denominated long-term debt and Euro-denominated short-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At December 31, 2015 and 2014, the Company had $177.1 million and $186.7 million, respectively, of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. In the third quarter of 2015, the Company paid in full, at maturity, a 50 million Euro ($56.4 million) loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. See Note 9 for further details. At December 31, 2014, the Company had a $60.8 million Euro-denominated loan, which was designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of these British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $14.4 million and $20.2 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2015 and 2014, respectively.

5.	Acquisitions

The Company spent $356.5 million in cash, net of cash acquired, to acquire Global Tubes in May 2015 and Surface Vision, formerly referred to as the Surface Inspection Systems Division of Cognex Corporation, in July 2015. Global Tubes is a manufacturer of high-precision, small-diameter metal tubing. Surface Vision develops and manufactures software-enabled vision systems used to inspect surfaces of continuously processed materials for flaws and defects. Global Tubes is part of AMETEK’s Electromechanical Group (“EMG”) and Surface Vision is part of AMETEK’s Electronic Instruments Group (“EIG”).

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$53.4
Goodwill	153.5
Other intangible assets	161.0
Deferred income taxes	(24.4)
Long-term liabilities	(19.6)
Net working capital and other*	32.6

Total purchase price	$356.5

*	Includes $28.7 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: Global Tubes’ metallurgical capabilities, processing capabilities and alloy ranges are complementary and expand the Company’s product offerings in highly engineered applications serving the aerospace, energy, power generation and medical markets. Surface Vision’s proprietary real-time image processing technology broadens the Company’s capabilities in the non-destructive process inspection market. The Company does not expect any of the goodwill recorded in connection with the Global Tubes acquisition to be tax deductible in future years. The Company expects approximately $64 million of the goodwill recorded in connection with the Surface Vision acquisition will be tax deductible in future years.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2015, the purchase price allocated to other intangible assets of $161.0 million consists of $20.6 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $140.4 million of other intangible assets consists of $101.4 million of customer relationships, which are being amortized over a period of 18 to 20 years, $5.8 million of trade names, which are being amortized over a period of two to 20 years and $33.2 million of purchased technology, which is being amortized over a period of 15 to 20 years. Amortization expense for each of the next five years for the 2015 acquisitions listed above is expected to approximate $8 million per year.

The Company recognized $8.4 million in environmental liabilities related to the estimated costs to remediate known environmental issues at Global Tubes. The $8.4 million is included in long-term liabilities in the table above.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2015 acquisitions, including the environmental liabilities noted above, goodwill, customer relationships, trade names, purchased technology and the accounting for income taxes.

The 2015 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the year ended December 31, 2015. Had the 2015 acquisitions been made at the beginning of 2015 or 2014, unaudited pro forma net sales, net income and diluted earnings per share for the years ended December 31, 2015 and 2014, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2015 or 2014.

In 2014, the Company spent $573.6 million in cash, net of cash acquired, to acquire Teseq Group in January 2014, VTI Instruments (“VTI”) in February 2014, Luphos GmbH in May 2014, Zygo Corporation in June 2014 and Amptek, Inc. in August 2014. Teseq is a manufacturer of test and measurement instrumentation for electromagnetic compatibility testing. VTI is a manufacturer of high-precision test and measurement instrumentation. Luphos’ core technology is used in the measurement of complex aspheric optical surfaces and other surfaces through non-contact methods. Zygo is a provider of optical metrology solutions, high-precision optics and optical assemblies for use in a wide range of scientific, industrial and medical applications. Amptek is a manufacturer of instruments and detectors used to identify composition of materials using x-ray fluorescence technology. Teseq, VTI, Luphos, Zygo and Amptek are part of EIG.

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

Acquisitions Subsequent to December 31, 2015

In January 2016, the Company acquired Brookfield Engineering Laboratories (“Brookfield”). Brookfield was acquired for approximately $167 million and has estimated annual sales of approximately $55 million. Brookfield is a manufacturer of viscometers and rheometers, as well as instrumentation to analyze texture and powder flow. Brookfield will join EIG.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2016, the Company acquired ESP/SurgeX. ESP/SurgeX was acquired for approximately $130 million and has estimated annual sales of approximately $40 million. ESP/SurgeX is a manufacturer of energy intelligence and power protection, monitoring and diagnostic solutions. ESP/SurgeX will join EIG.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2013	$1,410.8	$997.6	$2,408.4
Goodwill acquired	272.1	—	272.1
Purchase price allocation adjustments and other	(0.4)	—	(0.4)
Foreign currency translation adjustments	(35.8)	(30.3)	(66.1)

Balance at December 31, 2014	1,646.7	967.3	2,614.0
Goodwill acquired	64.0	89.5	153.5
Purchase price allocation adjustments and other	(2.3)	—	(2.3)
Foreign currency translation adjustments	(30.2)	(28.4)	(58.6)

Balance at December 31, 2015	$1,678.2	$1,028.4	$2,706.6

Other intangible assets were as follows at December 31:

	2015	2014
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$51,059	$53,474
Purchased technology	266,644	239,775
Customer lists	1,256,379	1,182,152
Other acquired intangibles	26,142	20,270

	1,600,224	1,495,671

Accumulated amortization:
Patents	(34,745)	(35,004)
Purchased technology	(73,809)	(63,078)
Customer lists	(306,558)	(243,169)
Other acquired intangibles	(24,791)	(26,349)

	(439,903)	(367,600)

Net intangible assets subject to amortization	1,160,321	1,128,071
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	512,640	497,490

	$1,672,961	$1,625,561

Amortization expense was $80.8 million, $74.9 million and $61.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense for each of the next five years is expected to approximate $87 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Consolidated Balance Sheet Information

	December 31,
	2015	2014
	(In thousands)
INVENTORIES, NET
Finished goods and parts	$83,229	$80,307
Work in process	105,259	94,298
Raw materials and purchased parts	325,963	321,291

	$514,451	$495,896

PROPERTY, PLANT AND EQUIPMENT, NET
Land	$41,951	$38,340
Buildings	293,002	281,336
Machinery and equipment	849,658	793,580

	1,184,611	1,113,256
Less: Accumulated depreciation	(700,063)	(664,810)

	$484,548	$448,446

ACCRUED LIABILITIES
Employee compensation and benefits	$93,232	$94,478
Product warranty obligation	22,761	29,764
Restructuring	29,203	14,864
Other	95,808	97,473

	$241,004	$236,579

	2015	2014	2013
	(In thousands)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS
Balance at the beginning of the year	$10,446	$9,547	$10,754
Additions charged to expense	630	2,974	1,939
Write-offs	(1,872)	(2,243)	(3,503)
Currency translation adjustments and other	(649)	168	357

Balance at the end of the year	$8,555	$10,446	$9,547

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2015	2014	2013
	(In thousands)
Income before income taxes:
Domestic	$502,292	$495,516	$443,278
Foreign	304,088	309,316	281,517

Total	$806,380	$804,832	$724,795

Provision for income taxes:
Current:
Federal	$130,996	$128,635	$133,574
Foreign	66,691	60,606	64,077
State	11,376	12,461	13,083

Total current	209,063	201,702	210,734

Deferred:
Federal	1,711	19,870	7,899
Foreign	(3,611)	1,552	(3,592)
State	8,358	(2,752)	(7,245)

Total deferred	6,458	18,670	(2,938)

Total provision	$215,521	$220,372	$207,796

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2015	2014
	(In thousands)
Current deferred tax (asset) liability:
Reserves not currently deductible	$(37,771)	$(32,552)
Share-based compensation	(7,218)	(6,871)
Net operating loss carryforwards	(368)	(3,570)
Foreign tax credit carryforwards	—	(42)
Other	353	(467)

	(45,004)	(43,502)
Portion included in other current liabilities	(1,720)	(1,551)

Gross current deferred tax asset	(46,724)	(45,053)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	57,581	47,345
Reserves not currently deductible	(28,809)	(29,514)
Pensions	6,736	16,025
Differences in basis of intangible assets and accelerated amortization	597,266	586,960
Net operating loss carryforwards	(5,722)	(7,200)
Share-based compensation	(11,607)	(10,858)
Foreign tax credit carryforwards	—	(2,157)
Other	1,411	546

	616,856	601,147
Less: Valuation allowance	2,840	7,708

	619,696	608,855
Portion included in noncurrent assets	4,350	9,530

Gross noncurrent deferred tax liability	624,046	618,385

Net deferred tax liability	$577,322	$573,332

The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2015	2014	2013
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.2	0.9	1.0
Foreign operations, net	(6.8)	(6.1)	(5.8)
U.S. Manufacturing deduction and credits	(2.4)	(2.2)	(1.8)
Other	(0.3)	(0.2)	0.3

Consolidated effective tax rate	26.7%	27.4%	28.7%

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 18, 2015, the President of the United States of America signed the tax extenders bill that made the research and development tax credit permanent on a retroactive basis beginning January 1, 2015.

At December 31, 2015 and 2014, U.S. and foreign deferred income taxes totaling $6.9 million and $7.5 million were provided on undistributed earnings of certain non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. deferred income taxes for the undistributed earnings of certain other subsidiaries, which total approximately $1,075.0 million and $993.2 million at December 31, 2015 and 2014, respectively, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. Upon distribution of those earnings to the United States, the Company would be subject to U.S. income taxes and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.

At December 31, 2015, the Company had tax benefits of $6.1 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $0.2 million for federal income tax purposes with a valuation allowance of $0.2 million, $3.7 million for state income tax purposes with no valuation allowance and $2.2 million for foreign income tax purposes with a valuation allowance of $1.5 million. These net operating loss carryforwards, if not used, will expire between 2016 and 2035.

At December 31, 2015, the Company had tax benefits of $8.3 million related to tax credit carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes tax credit carryforwards of $5.0 million for federal income tax purposes with a valuation allowance of $1.1 million, $3.2 million for state income tax purposes with no valuation allowance and $0.1 million for foreign income tax purposes with no valuation allowance. These tax credit carryforwards, if not used, will expire between 2016 and 2035.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for foreign and certain state net operating loss carryforwards and tax credits. In 2015, the Company recorded a decrease of $4.9 million in the valuation allowance primarily related to foreign net operating losses and tax credits that are not expected to be utilized.

At December 31, 2015, the Company had gross unrecognized tax benefits of $63.8 million, of which $52.9 million, if recognized, would impact the effective tax rate. At December 31, 2014, the Company had gross unrecognized tax benefits of $71.7 million, of which $61.1 million, if recognized, would impact the effective tax rate.

At December 31, 2015 and 2014, the Company reported $10.7 million and $11.1 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2015, the Company recognized a net benefit of $0.4 million, and during 2014 and 2013, the Company recognized a net expense of $2.5 million and $0.4 million, respectively, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.

The most significant tax jurisdiction for the Company is the United States. The Company files income tax returns in various other state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years in these jurisdictions. At December 31, 2015, there were no tax years currently under examination by the Internal Revenue Service (“IRS”). The IRS previously completed the examination of the Company’s consolidated U.S. income tax returns for the years 2010 and 2011 and certain non-consolidated U.S. income tax returns including certain pre-acquisition filings. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.

During 2015, the Company added $12.0 million of tax, interest and penalties to identified uncertain tax positions and reversed $20.3 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2014, the Company added $35.0 million of tax, interest and penalties related to identified uncertain tax positions and reversed $16.0 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2015	2014	2013
	(In millions)
Balance at the beginning of the year	$71.7	$55.2	$36.2
Additions for tax positions related to the current year	8.8	10.7	11.7
Additions for tax positions of prior years	1.3	16.8	15.1
Reductions for tax positions of prior years	(7.1)	(1.7)	(1.8)
Reductions related to settlements with taxing authorities	(8.3)	(0.4)	(2.5)
Reductions due to statute expirations	(2.6)	(8.9)	(3.5)

Balance at the end of the year	$63.8	$71.7	$55.2

In 2015, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain domestic and foreign issues, while the reductions above primarily relate to statute expirations, settlement of domestic and foreign issues, as well as updates to prior year tax positions. At December 31, 2015, tax, interest and penalties of $69.6 million were classified as a noncurrent liability. The net change in uncertain tax positions for the year ended December 31, 2015 resulted in a decrease to income tax expense of $6.1 million.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

Long-term debt consisted of the following at December 31:

	2015	2014
	(In thousands)
U.S. dollar 6.59% senior notes due September 2015	$—	$90,000
U.S. dollar 6.69% senior notes due December 2015	—	35,000
U.S. dollar 6.20% senior notes due December 2017	270,000	270,000
U.S. dollar 6.35% senior notes due July 2018	80,000	80,000
U.S. dollar 7.08% senior notes due September 2018	160,000	160,000
U.S. dollar 7.18% senior notes due December 2018	65,000	65,000
U.S. dollar 6.30% senior notes due December 2019	100,000	100,000
U.S. dollar 3.73% senior notes due September 2024	300,000	300,000
U.S. dollar 3.91% senior notes due June 2025	50,000	—
U.S. dollar 3.96% senior notes due August 2025	100,000	—
U.S. dollar 3.83% senior notes due September 2026	100,000	100,000
U.S. dollar 3.98% senior notes due September 2029	100,000	100,000
U.S. dollar 4.45% senior notes due August 2035	50,000	—
British pound 5.99% senior note due November 2016	59,049	62,249
British pound 4.68% senior note due September 2020	118,098	124,494
Euro 3.94% senior note due August 2015	—	60,790
Swiss franc 2.44% senior note due December 2021	55,024	55,600
Revolving credit loan	314,100	88,100
Other, principally foreign	20,849	22,793

Total debt	1,942,120	1,714,026
Less: Current portion	(386,075)	(286,201)

Total long-term debt	$1,556,045	$1,427,825

Maturities of long-term debt outstanding at December 31, 2015 were as follows: $271.5 million in 2017; $310.1 million in 2018; $101.0 million in 2019; $118.5 million in 2020; $55.0 million in 2021; and $700.0 million in 2022 and thereafter.

In August 2015, the Company obtained the third funding of $150 million under the third quarter of 2014 private placement agreement (the “2014 Private Placement”), consisting of $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035. In June 2015, the Company obtained the second funding of $50 million in aggregate principal amount of 3.91% senior notes due June 2025 under the 2014 Private Placement. The first funding under the 2014 Private Placement occurred in September 2014 for $500 million, consisting of $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. The 2014 Private Placement senior notes carry a weighted average interest rate of 3.88% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the third funding of the 2014 Private

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Placement were used to pay down senior notes that matured in the third quarter of 2015 described further below. The proceeds from the second funding of the 2014 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility.

In the third quarter of 2015, the Company paid in full, at maturity, $90 million in aggregate principal amount of 6.59% private placement senior notes and a 50 million Euro ($56.4 million) 3.94% senior note.

In the fourth quarter of 2015, the Company paid in full, at maturity, $35 million in aggregate principal amount of 6.69% private placement senior notes.

In December 2007, the Company issued $270 million in aggregate principal amount of 6.20% private placement senior notes due December 2017 and $100 million in aggregate principal amount of 6.30% private placement senior notes due December 2019. In July 2008, the Company issued $80 million in aggregate principal amount of 6.35% private placement senior notes due July 2018. In September 2008, the Company issued $90 million in aggregate principal amount of 6.59% private placement senior notes due September 2015 (paid in full, at maturity, as previously noted) and $160 million in aggregate principal amount of 7.08% private placement senior notes due September 2018. In December 2008, the Company issued $35 million in aggregate principal amount of 6.69% private placement senior notes due December 2015 (paid in full, at maturity, as previously noted) and $65 million in aggregate principal amount of 7.18% private placement senior notes due December 2018.

In September 2005, the Company issued a 50 million Euro 3.94% senior note due August 2015 (paid in full, at maturity, as previously noted). In November 2004, the Company issued a 40 million British pound ($59.0 million at December 31, 2015) 5.99% senior note due November 2016. In September 2010, the Company issued an 80 million British pound ($118.1 million at December 31, 2015) 4.68% senior note due September 2020. In December 2011, the Company issued a 55 million Swiss franc ($55.0 million at December 31, 2015) 2.44% senior note due December 2021.

The Company has a revolving credit facility with a total borrowing capacity of $700 million, which excludes an accordion feature that permits the Company to request up to an additional $200 million in revolving credit commitments at any time during the life of the revolving credit agreement under certain conditions. The revolving credit facility expires in December 2018. The revolving credit facility places certain restrictions on allowable additional indebtedness. At December 31, 2015, the Company had available borrowing capacity of $550.3 million under its revolving credit facility, including the $200 million accordion feature.

Interest rates on outstanding loans under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At December 31, 2015 and 2014 the Company had $314.1 million and $88.1 million, respectively, of borrowings outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2015 and 2014 was 1.37% and 1.36%, respectively. The Company had outstanding letters of credit totaling $36.9 million and $40.8 million at December 31, 2015 and 2014, respectively.

The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2015.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $37.5 million at December 31, 2015. Foreign subsidiaries had debt outstanding at December 31, 2015 totaling $20.9 million, including $7.9 million reported in long-term debt.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average interest rate on total debt outstanding at December 31, 2015 and 2014 was 5.2% and 5.1%, respectively.

10.	Share-Based Compensation

Under the terms of the Company’s stockholder-approved share-based plans, incentive and non-qualified stock options and restricted stock have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Employee and non-employee director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant, and restricted stock generally has a four-year cliff vesting. Stock options generally have a maximum contractual term of seven years. At December 31, 2015, 15.0 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 5.7 million shares for stock options outstanding.

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

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2015	2014	2013
Expected volatility	22.3%	23.9%	28.1%
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate	1.58%	1.63%	0.75%
Expected dividend yield	0.69%	0.45%	0.57%
Black-Scholes-Merton fair value per stock option granted	$10.89	$12.21	$10.17

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

Total share-based compensation expense was as follows for the years ended December 31:

	2015	2014	2013
	(In thousands)
Stock option expense	$10,955	$9,130	$10,776
Restricted stock expense	12,807	10,741	10,815

Total pre-tax expense	23,762	19,871	21,591
Related tax benefit	(7,623)	(6,154)	(6,964)

Reduction of net income	$16,139	$13,717	$14,627

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	6,362	$31.47
Granted	1,326	52.30
Exercised	(1,889)	20.91
Forfeited	(135)	46.91
Expired	(5)	49.54

Outstanding at the end of the year	5,659	$39.49	4.0	$79.8

Exercisable at the end of the year	2,942	$30.94	2.7	$66.6

The aggregate intrinsic value of stock options exercised during 2015, 2014 and 2013 was $62.3 million, $25.7 million and $41.6 million, respectively. The total fair value of stock options vested during 2015, 2014 and 2013 was $10.3 million, $8.9 million and $8.2 million, respectively.

The following is a summary of the Company’s nonvested stock option activity and related information for the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested stock options outstanding at the beginning of the year	2,535	$10.38
Granted	1,326	10.89
Vested	(1,009)	10.16
Forfeited	(135)	10.83

Nonvested stock options outstanding at the end of the year	2,717	$10.85

As of December 31, 2015, there was approximately $18 million of expected future pre-tax compensation expense related to the 2.7 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

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

The following is a summary of the Company’s nonvested restricted stock activity and related information for the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at the beginning of the year	1,105	$41.08
Granted	336	52.31
Vested	(311)	34.18
Forfeited	(69)	44.89

Nonvested restricted stock outstanding at the end of the year	1,061	$46.32

The total fair value of restricted stock vested was $10.6 million, $3.6 million and $12.1 million in 2015, 2014 and 2013, respectively. The weighted average fair value of restricted stock granted per share during 2015 and 2014 was $52.31 and $52.79, respectively. As of December 31, 2015, there was approximately $28 million of expected future pre-tax compensation expense related to the 1.1 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than two years.

Under a Supplemental Executive Retirement Plan (“SERP”) in 2015, the Company reserved 32,363 shares of common stock. The net increase for retirements, terminations and dividends was 6,807 shares in 2015. The total number of shares of common stock reserved under the SERP was 644,529 as of December 31, 2015. Charges to expense under the SERP are not significant in amount and are considered pension expense with the offsetting credit reflected in capital in excess of par value.

11.	Retirement Plans and Other Postretirement Benefits

Retirement and Pension Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $4 million to $7 million to its worldwide defined benefit pension plans in 2016.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses a measurement date of December 31 (its fiscal year end) for its U.S. and foreign defined benefit pension plans.

The Company sponsors a 401(k) retirement and savings plan for eligible U.S. employees. Participants in the retirement and savings plan may contribute a specified portion of their compensation on a pre-tax basis, which varies by location. The Company matches employee contributions ranging from 20% to 100%, up to a maximum percentage ranging from 1% to 8% of eligible compensation or up to a maximum of $1,200 per participant in some locations.

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

The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:

U.S. Defined Benefit Pension Plans:

	2015	2014
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$491,373	$428,675
Service cost	3,924	3,208
Interest cost	20,761	21,000
Actuarial (gains) losses	(27,605)	65,417
Gross benefits paid	(27,930)	(26,927)
Acquisition	11,954	—

Net projected benefit obligation at the end of the year	$472,477	$491,373

Change in plan assets:
Fair value of plan assets at the beginning of the year	$498,923	$518,388
Actual return on plan assets	(21,020)	7,094
Employer contributions	50,726	368
Gross benefits paid	(27,930)	(26,927)
Acquisition	8,076	—

Fair value of plan assets at the end of the year	$508,775	$498,923

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Defined Benefit Pension Plans:

	2015	2014
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$197,671	$185,178
Service cost	3,076	2,945
Interest cost	7,910	7,931
Foreign currency translation adjustment	(14,337)	(15,961)
Employee contributions	303	339
Actuarial (gains) losses	(6,892)	23,903
Expenses paid from assets	(610)	—
Gross benefits paid	(8,064)	(6,664)
Acquisition	64,867	—

Net projected benefit obligation at the end of the year	$243,924	$197,671

Change in plan assets:
Fair value of plan assets at the beginning of the year	$159,907	$165,420
Actual return on plan assets	7,471	6,628
Employer contributions	4,490	5,361
Employee contributions	303	339
Foreign currency translation adjustment	(10,584)	(11,177)
Expenses paid from assets	(610)	—
Gross benefits paid	(8,064)	(6,664)
Acquisition	60,383	—

Fair value of plan assets at the end of the year	$213,296	$159,907

The accumulated benefit obligation consisted of the following at December 31:

U.S. Defined Benefit Pension Plans:

	2015	2014
	(In thousands)
Funded plans	$454,498	$471,960
Unfunded plans	5,481	5,915

Total	$459,979	$477,875

Foreign Defined Benefit Pension Plans:

	2015	2014
	(In thousands)
Funded plans	$203,229	$154,200
Unfunded plans	30,327	32,845

Total	$233,556	$187,045

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine benefit obligations at December 31:

	2015	2014
U.S. Defined Benefit Pension Plans:
Discount rate	4.80%	4.20%
Rate of compensation increase (where applicable)	3.75%	3.75%
Foreign Defined Benefit Pension Plans:
Discount rate	3.62%	3.44%
Rate of compensation increase (where applicable)	2.88%	2.88%

The following is a summary of the fair value of plan assets for U.S. plans at December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Cash and temporary investments	$3,542	$—	$3,542	$2,413	$—	$2,413
Equity securities:
AMETEK common stock	27,515	27,515	—	26,979	26,979	—
U.S. Small cap common stocks	31,780	31,780	—	31,629	31,629	—
U.S. Large cap common stocks	101,709	61,331	40,378	105,288	67,484	37,804
Diversified common stocks — Global	91,590	—	91,590	93,558	—	93,558
Fixed-income securities and other:
U.S. Corporate	23,470	8,660	14,810	24,162	7,290	16,872
U.S. Government	7,327	5,308	2,019	4,917	3,840	1,077
Global asset allocation(1)	221,842	170,495	51,347	187,202	111,860	75,342
Inflation related funds	—	—	—	13,729	—	13,729
Alternative investments:
Inflation related pooled investment fund	—	—	—	9,046	—	—

Total investments	$508,775	$305,089	$203,686	$498,923	$249,082	$240,795

(1)	This asset class was invested in diversified companies in all geographical regions.

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

The following is a summary of the changes in the fair value of the U.S. plans’ level 3 investments (fair value using significant unobservable inputs):

Alternative Investments
(In thousands)
Balance, December 31, 2013	$12,163
Actual return on assets:
Unrealized losses relating to instruments still held at the end of the year	(3,117)
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2014	9,046

Actual return on assets:
Unrealized (losses) relating to instruments still held at the end of the year	(600)
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	(8,446)

Balance, December 31, 2015	$—

The expected long-term rate of return on these plan assets was 7.75% in 2015 and 7.75% in 2014. Equity securities included 512,565 shares of AMETEK, Inc. common stock with a market value of $27.5 million (5.4% of total plan investment assets) at December 31, 2015 and 512,565 shares of AMETEK, Inc. common stock with a market value of $27.0 million (5.4% of total plan investment assets) at December 31, 2014.

The objectives of the AMETEK, Inc. U.S. defined benefit plans’ investment strategy are to maximize the plans’ funded status and minimize Company contributions and plan expense. Because the goal is to optimize returns over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and fixed-income markets provide poor returns, an allocation to alternative assets may be made to improve the overall portfolio’s diversification and return potential. The Company periodically reviews its asset allocation, taking into consideration plan liabilities, plan benefit payment streams and the investment strategy of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges and is rebalanced when necessary. The target allocations for the U.S. defined benefits plans are approximately 50% equity securities, 20% fixed-income securities and 30% other securities and/or cash.

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

The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
Asset Class	Total	Level 2	Total	Level 2
	(In thousands)
Cash	$5,270	$5,270	$5,153	$5,153
U.S. Mutual equity funds	8,927	8,927	15,400	15,400
Foreign mutual equity funds	36,463	36,463	94,444	94,444
Global mixed asset funds	96,284	96,284	—	—
Real estate	7,266	7,266	4,032	4,032
Mutual bond funds — Global	38,600	38,600	31,990	31,990
Life insurance	20,486	—	8,888	—

Total investments	$213,296	$192,810	$159,907	$151,019

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

The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2013	$13,971
Actual return on assets:
Unrealized (losses) relating to instruments still held at the end of the year	(5,083)
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2014	8,888

Actual return on assets:
Unrealized (losses) relating to instruments still held at the end of the year	(980)
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	12,578

Balance, December 31, 2015	$20,486

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The objective of AMETEK, Inc.’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, fixed-income investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform fixed-income investments over the long term. However, the trustees recognize the fact that fixed-income investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed, from time to time, in view of changes in market conditions and in the plans’ liability profile. The target allocations for the foreign defined benefit plans are approximately 70% equity securities, 15% fixed-income securities and 15% other securities, insurance or cash.

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return for U.S. plans is 7.75% and 6.95% for foreign plans in 2016.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:

U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2015	2014	2015	2014
	(In thousands)
Benefit obligation	$5,481	$25,790	$5,481	$25,790
Fair value of plan assets	—	17,182	—	17,182

Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2015	2014	2015	2014
	(In thousands)
Benefit obligation	$161,711	$111,095	$155,169	$104,196
Fair value of plan assets	119,045	63,496	119,045	63,496

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2015	2014
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$722,071	$658,830
Projected benefit obligation	(716,401)	(689,044)

Funded status at the end of the year	$5,670	$(30,214)

Amounts recognized in the consolidated balance sheet consisted of:
Noncurrent asset for pension benefits (other assets)	$53,817	$25,993
Current liabilities for pension benefits	(1,001)	(1,139)
Noncurrent liability for pension benefits	(47,146)	(55,068)

Net amount recognized at the end of the year	$5,670	$(30,214)

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2015	2014
	(In thousands)
Net actuarial loss	$156,351	$143,380
Prior service costs	(1,321)	(1,407)
Transition asset	8	9

Total recognized	$155,038	$141,982

The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31:

	2015	2014	2013
	(In thousands)
Defined benefit plans:
Service cost	$7,000	$6,153	$6,323
Interest cost	28,670	28,931	26,000
Expected return on plan assets	(54,819)	(50,196)	(45,008)
Amortization of:
Net actuarial loss	9,383	4,483	13,484
Prior service costs	(55)	(51)	(35)
Transition asset	1	1	(1)

Total net periodic benefit (income) expense	(9,820)	(10,679)	763

Other plans:
Defined contribution plans	22,750	20,714	18,195
Foreign plans and other	4,800	5,325	5,151

Total other plans	27,550	26,039	23,346

Total net pension expense	$17,730	$15,360	$24,109

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total net periodic benefit expense (income) is included in Cost of sales, excluding depreciation in the consolidated statement of income. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2016 for the net actuarial losses and prior service costs is expected to be $9.9 million.

The following weighted average assumptions were used to determine the above net periodic pension benefit expense for the years ended December 31:

	2015	2014	2013
U.S. Defined Benefit Pension Plans:
Discount rate	4.20%	5.00%	4.10%
Expected return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	3.44%	4.38%	4.44%
Expected return on plan assets	6.92%	6.93%	6.91%
Rate of compensation increase (where applicable)	2.88%	2.92%	2.89%

Estimated Future Benefit Payments

The estimated future benefit payments for U.S. and foreign plans are as follows: 2016 - $36.4 million; 2017 - $37.9 million; 2018 - $39.2 million; 2019 - $40.2 million; 2020 - $40.9 million; 2021 to 2025 - $224.9 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $23.4 million and $21.2 million at December 31, 2015 and 2014, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.

12.	Guarantees

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the covered contracts actually outstanding at any particular point in time. At December 31, 2015, the maximum amount of future payment obligations relative to these various guarantees was $67.7 million and the outstanding liability under certain of those guarantees was $11.5 million.

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

Within the product warranty table below, the activity for the years ended December 31, 2014 and 2013 has been adjusted to disclose gross accruals for warranties issued during the year and gross settlements made during the year to conform to the current period presentation.

Changes in the accrued product warranty obligation were as follows at December 31:

	2015	2014	2013
	(In thousands)
Balance at the beginning of the year	$29,764	$28,036	$27,792
Accruals for warranties issued during the year	14,817	16,463	15,143
Settlements made during the year	(19,905)	(17,636)	(17,039)
Warranty accruals related to acquired businesses and other during the year	(1,915)	2,901	2,140

Balance at the end of the year	$22,761	$29,764	$28,036

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2015, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2015 and 2014 were $30.5 million and $26.6 million, respectively, for both non-owned and owned sites. In 2015, the Company recorded $9.2 million in reserves, of which $8.4 million was related to a 2015 business acquisition. These reserves relate to the estimated costs to remediate known environmental issues associated with the acquired business. Additionally, the Company spent $5.1 million on environmental matters in 2015. The Company’s reserves for environmental liabilities at December 31, 2015 and 2014 include reserves of $11.5 million and $11.7 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2015, the Company had $10.0 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2015 (principally for production and administrative facilities and equipment) amounted to $137.3 million, consisting of payments of $34.2 million in 2016, $22.4 million in 2017, $17.0 million in 2018, $13.2 million in 2019, $9.7 million in 2020 and $40.8 million thereafter. The leases expire over a range of years from 2016 to 2082, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases. Rental expense was $43.6 million in 2015, $44.6 million in 2014 and $39.5 million in 2013.

As of December 31, 2015 and 2014, the Company had $321.7 million and $388.7 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

15.	Reportable Segments and Geographic Areas Information

Descriptive Information about Reportable Segments

The Company has two reportable segments, EIG and EMG. The Company’s operating segments are identified based on the existence of segment managers. Certain of the Company’s operating segments have been aggregated for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and similarity of economic characteristics.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2015	2014	2013
	(In thousands)
Net sales(1):
Electronic Instruments	$2,417,192	$2,421,638	$2,034,594
Electromechanical	1,557,103	1,600,326	1,559,542

Consolidated net sales	$3,974,295	$4,021,964	$3,594,136

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$639,399	$612,992	$552,110
Electromechanical	318,098	335,046	309,402

Total segment operating income	957,497	948,038	861,512
Corporate administrative and other expenses	(49,781)	(49,452)	(46,433)

Consolidated operating income	907,716	898,586	815,079
Interest and other expenses, net	(101,336)	(93,754)	(90,284)

Consolidated income before income taxes	$806,380	$804,832	$724,795

Assets:
Electronic Instruments	$3,827,182	$3,752,247
Electromechanical	2,541,253	2,366,083

Total segment assets	6,368,435	6,118,330
Corporate	296,095	302,633

Consolidated assets	$6,664,530	$6,420,963

Additions to property, plant and equipment(3):
Electronic Instruments	$32,069	$95,787	$37,597
Electromechanical	88,369	35,404	35,025

Total segment additions to property, plant and equipment	120,438	131,191	72,622
Corporate	2,121	1,966	3,021

Consolidated additions to property, plant and equipment	$122,559	$133,157	$75,643

Depreciation and amortization:
Electronic Instruments	$83,832	$75,364	$57,808
Electromechanical	64,539	61,770	59,988

Total segment depreciation and amortization	148,371	137,134	117,796
Corporate	1,089	1,450	861

Consolidated depreciation and amortization	$149,460	$138,584	$118,657

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(3)	Includes $53.4 million in 2015, $61.8 million in 2014 and $12.3 million in 2013 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for the years ended December 31, 2015, 2014 and 2013 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2015	2014	2013
	(In thousands)
Net sales:
United States	$1,919,611	$1,825,799	$1,609,661

International(1):
United Kingdom	201,192	220,877	201,543
European Union countries	615,956	674,608	627,116
Asia	789,435	806,926	679,490
Other foreign countries	448,101	493,754	476,326

Total international	2,054,684	2,196,165	1,984,475

Total consolidated	$3,974,295	$4,021,964	$3,594,136

Long-lived assets from continuing operations (excluding intangible assets):
United States	$313,733	$289,080

International(2):
United Kingdom	68,396	34,736
European Union countries	66,635	76,542
Asia	13,928	22,314
Other foreign countries	21,856	25,774

Total international	170,815	159,366

Total consolidated	$484,548	$448,446

(1)	Includes U.S. export sales of $1,090.7 million in 2015, $1,148.1 million in 2014 and $1,037.0 million in 2013.

(2)	Represents long-lived assets of foreign-based operations only.

16.	Additional Consolidated Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $0.7 million, $1.1 million and $1.0 million for 2015, 2014 and 2013, respectively. Income taxes paid in 2015, 2014 and 2013 were $157.8 million, $211.6 million and $173.4 million, respectively. Cash paid for interest was $90.8 million, $74.9 million and $72.7 million in 2015, 2014 and 2013, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Stockholders’ Equity

In 2014, the Company repurchased approximately 4,755,000 shares of common stock for $245.3 million in cash under its share repurchase authorization. On November 5, 2014, the Company’s Board of Directors approved an increase of $200 million in the authorization for the repurchase of Company’s common stock. At December 31, 2014, $47.1 million was available under the Company’s Board of Directors authorization for future share repurchases. In 2015, the Company repurchased approximately 7,978,000 shares of common stock for $435.4 million in cash under its share repurchase authorization. On both April 1 and November 4, 2015, the Company’s Board of Directors approved an increase of $350 million in the authorization for the repurchase of Company’s common stock. At December 31, 2015, $311.7 million was available under the Company’s Board of Directors authorization for future share repurchases.

At December 31, 2015, the Company held 25.2 million shares in its treasury at a cost of $885.4 million, compared with 17.5 million shares at a cost of $457.8 million at December 31, 2014. The number of shares outstanding at December 31, 2015 was 235.5 million shares, compared with 241.3 million shares at December 31, 2014.

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

During the first quarter of 2015, the Company recorded pre-tax restructuring charges totaling $15.9 million, which had the effect of reducing net income by $10.8 million ($0.04 per diluted share). The restructuring charges were reported in the consolidated statement of income as follows: $15.8 million in Cost of sales, excluding depreciation and $0.1 million in Selling, general and administrative expenses. The restructuring charges were reported in segment operating income as follows: $9.3 million in EIG, $6.5 million in EMG and $0.1 million in corporate administrative expenses. The restructuring actions primarily related to a reduction in workforce in response to the weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities have been broadly implemented across the Company’s various businesses with all actions expected to be completed in the first half of 2016.

During the fourth quarter of 2015, the Company recorded pre-tax restructuring charges totaling $20.7 million, which had the effect of reducing net income by $13.9 million ($0.06 per diluted share). The restructuring charges were reported in the consolidated statement of income as follows: $20.0 million in Cost of sales, excluding depreciation and $0.7 million in Selling, general and administrative expenses. The restructuring charges were reported in segment operating income as follows: $9.3 million in EIG, $10.8 million in EMG and $0.7 million in corporate administrative expenses. The restructuring actions primarily related to a reduction in workforce in response to the weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities will be broadly implemented across the Company’s various businesses in the first half of 2016, with all actions expected to be completed in the second half of 2017.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued liabilities in the Company’s consolidated balance sheet included amounts related to the 2015 restructuring charges as follows (in millions):

	First Quarter of 2015 Restructuring	Fourth Quarter of 2015 Restructuring	Total
Balance at December 31, 2014	$—	$—	$—
Pre-tax charges	15.9	20.7	36.6
Utilization	(10.8)	(1.4)	(12.2)
Foreign currency translation and other	(0.1)	—	(0.1)

Balance at December 31, 2015	$5.0	$19.3	$24.3

19.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2015
Net sales	$984,059	$1,003,726	$998,527	$987,983	$3,974,295
Operating income(1)	$220,952	$240,319	$237,615	$208,830	$907,716
Net income(1)	$142,107	$155,513	$156,398	$136,841	$590,859
Basic earnings per share(1)(3)	$0.59	$0.64	$0.65	$0.58	$2.46
Diluted earnings per share(1)(3)	$0.59	$0.64	$0.65	$0.57	$2.45
Dividends paid per share	$0.09	$0.09	$0.09	$0.09	$0.36

2014
Net sales	$975,292	$990,718	$1,031,811	$1,024,143	$4,021,964
Operating income(2)	$221,631	$231,728	$218,143	$227,084	$898,586
Net income(2)	$140,586	$150,063	$141,811	$152,000	$584,460
Basic earnings per share(2)(3)	$0.57	$0.61	$0.58	$0.62	$2.39
Diluted earnings per share(2)(3)	$0.57	$0.61	$0.57	$0.62	$2.37
Dividends paid per share	$0.06	$0.09	$0.09	$0.09	$0.33

(1)

During 2015, the Company recorded pre-tax restructuring charges totaling $36.6 million, with $15.9 million recorded in the first quarter of 2015 and $20.7 million recorded in the fourth quarter of 2015. The restructuring charges had the effect of reducing net income for 2015 by $24.7 million ($0.10 per diluted share), with $10.8 million net income reduction ($0.04 per diluted share) in the first quarter of 2015 and $13.9 million net income reduction ($0.06 per diluted share) in the fourth quarter of 2015. See Note 18.

(2)

During 2014, the Company recorded pre-tax “Zygo integration costs” totaling $18.9 million, with $13.7 million recorded in the third quarter of 2014 and $5.2 million recorded in the fourth quarter of 2014, related to the Zygo acquisition. The Zygo integration costs comprised of $10.4 million in severance charges, with $9.1 million recorded in the third quarter of 2014 and $1.3 million recorded in the fourth quarter of 2014, a $4.5 million fair value inventory adjustment recorded in the third quarter of 2014 and $4.0 million in other charges recorded in the fourth quarter of 2014. The Zygo integration costs had the effect of reducing net income for 2014 by $13.9 million ($0.05 per diluted share), with $10.7 million net income reduction ($0.05 per diluted share) in the third quarter of 2014 and $3.2 million net income reduction ($0.01 per diluted share) in the fourth quarter of 2014.

(3)

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2015. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

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

Date: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK S. HERMANCE Frank S. Hermance	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016

/s/ ROBERT R. MANDOS, JR. Robert R. Mandos, Jr.	Executive Vice President — Chief Financial Officer (Principal Financial Officer)	February 25, 2016

/s/ WILLIAM J. BURKE William J. Burke	Senior Vice President — Comptroller & Treasurer (Principal Accounting Officer)	February 25, 2016

/s/ RUBY R. CHANDY Ruby R. Chandy	Director	February 25, 2016

/s/ ANTHONY J. CONTI Anthony J. Conti	Director	February 25, 2016

/s/ CHARLES D. KLEIN Charles D. Klein	Director	February 25, 2016

/s/ STEVEN W. KOHLHAGEN Steven W. Kohlhagen	Director	February 25, 2016

/s/ JAMES R. MALONE James R. Malone	Director	February 25, 2016

/s/ GRETCHEN W. MCCLAIN Gretchen W. McClain	Director	February 25, 2016

/s/ ELIZABETH R. VARET Elizabeth R. Varet	Director	February 25, 2016

/s/ DENNIS K. WILLIAMS Dennis K. Williams	Director	February 25, 2016

Index to Exhibits

Item 15(3)

Exhibit Number	Description	Incorporated Herein by Reference to
3.1	Amended and Restated Certificate of Incorporation of AMETEK, Inc., dated May 8, 2013.	Exhibit 3.1 to Form 8-K dated May 9, 2013, SEC File No. 1-12981.
3.2	By-Laws of AMETEK, Inc. as amended to and including May 8, 2014.	Exhibit 3.2 to Form 8-K, dated May 9, 2014, SEC File No. 1-12981.
4.1	Rights Agreement, dated as of June 2, 2007, between AMETEK, Inc. and American Stock Transfer & Trust Company.	Exhibit 4.1 to Form 8-K dated June 5, 2007, SEC File No. 1-12981.
4.2†	AMETEK, Inc. 2007 Omnibus Incentive Compensation Plan, dated as of April 24, 2007 (the “2007 Plan”).	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.
4.3†	Amendment No. 1 to the 2007 Plan.	Exhibit 4.3 to 2012 Form 10-K, SEC File No. 1-12981.
4.4†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011 (the “2011 Plan”).	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.
4.5†	Amendment No. 1 to the 2011 Plan.	Exhibit 4.5 to 2012 Form 10-K, SEC File No. 1-12981.
10.1†	Amended and restated AMETEK, Inc. Retirement Plan for Directors, dated as of October 24, 2007.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.2†	AMETEK, Inc. Directors’ Deferred Compensation Plan, dated January 1, 2012	Exhibit 10.2 to 2014 Form 10-K, SEC File No. 1-12981.
10.3†	Amended and restated AMETEK, Inc. Deferred Compensation Plan, dated October 24, 2007.	Exhibit 10.6 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.4†	Amended and restated AMETEK, Inc. Supplemental Senior Executive Death Benefit Plan, dated as of July 25, 2007.	Exhibit 10.1 to Form 10-Q, dated September 30, 2007, SEC File No. 1-12981.
10.5†	Amended and restated AMETEK, Inc. 2004 Executive Death Benefit Plan, dated as of July 25, 2007.	Exhibit 10.2 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.6†	Amended and restated AMETEK, Inc. Death Benefit Program for Directors, dated as of October 24, 2007.	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.7†	Form of amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.8†	Amended and restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated October 24, 2007.	Exhibit 10.8 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.9†	The AMETEK Retirement and Savings Plan, as amended and restated to January 1, 2002 (the “Savings Plan”).	Exhibit 10.4 to 2003 Form 10-K, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.10†	Amendment No. 1 to the Savings Plan.	Exhibit 10.5 to 2003 Form 10-K, SEC File No. 1-12981.
10.11†	Form of Severance Benefit Agreement between the Company and certain executives of the Company.	Exhibit (10) (ww) to 1989 Form 10-K, SEC File No. 1-168.
10.12†	Form of Supplemental Retirement Benefit Agreement between the Company and certain executives of the Company, dated as of May 21, 1991.	Exhibit 10.61 to 1991 Form 10-K, SEC File No. 1-168.
10.13†	Amended and restated AMETEK, Inc. Supplemental Executive Retirement Plan, dated as of October 24, 2007.	Exhibit 10.5 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.14†	2002 Stock Incentive Plan of AMETEK, Inc., as amended and restated as of April 25, 2007 (the “2002 Plan”).	Exhibit 10.1 to Form 10-Q dated March 31, 2007, SEC File No. 1-12981.
10.15†	Amendment No. 1 to the 2002 Plan.	Exhibit 10.23 to 2012 Form 10-K, SEC File No. 1-12981.
10.16†	Form of amended and restated Restricted Stock Agreement between the Company and certain executives of the Company, dated October 24, 2007.	Exhibit 10.9 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.
10.17	Credit Agreement dated as of September 22, 2011 among AMETEK, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, SunTrust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents (the “Credit Agreement”).	Exhibit 10.1 to Form 8-K dated September 27, 2011, SEC File No. 1-12981.
10.18	Amendment No. 1 to the Credit Agreement.	Exhibit 10.1 to Form 10-Q dated September 30, 2013, SEC File No. 1-12981.
10.19	Amendment No. 2 to the Credit Agreement.	Exhibit 10.27 to 2013 Form 10-K, SEC File No. 1-12981.
10.20	Note Purchase Agreement, dated as of August 30, 2007.	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.
10.21	Amendment No. 1 to the Note Purchase Agreement, dated as of August 30, 2007.	Exhibit 10.1 to Form 10-Q dated September 30, 2014, SEC File No. 1-12981.
10.22	Note Purchase Agreement, dated as of September 17, 2008.	Exhibit 10.1 to Form 8-K dated September 19, 2008, SEC File No. 1-12981.
10.23	Amendment No. 1 to the Note Purchase Agreement, dated as of September 17, 2008.	Exhibit 10.2 to Form 10-Q dated September 30, 2014, SEC File No. 1-12981.
10.24	Note Purchase Agreement, dated as of September 30, 2014.	Exhibit 10.1 to Form 8-K dated October 2, 2014, SEC File No. 1-12981.
12*	Statement regarding computation of ratio of earnings to fixed charges.
21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description	Incorporated Herein by Reference to
31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

*	Filed electronically herewith.