Form 10-Q
period 2016-03-31
AMETEK INC/
filed 2016-05-04
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 25, 2016 was 233,410,062 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$944,398	$984,059

Operating expenses:
Cost of sales, excluding depreciation	605,356	635,965
Selling, general and administrative	112,194	110,884
Depreciation	18,325	16,258

Total operating expenses	735,875	763,107

Operating income	208,523	220,952
Other expenses:
Interest expense	(23,401)	(22,686)
Other, net	(2,080)	(1,480)

Income before income taxes	183,042	196,786
Provision for income taxes	48,872	54,679

Net income	$134,170	$142,107

Basic earnings per share	$0.57	$0.59

Diluted earnings per share	$0.57	$0.59

Weighted average common shares outstanding:
Basic shares	234,983	240,947

Diluted shares	236,216	242,797

Dividends declared and paid per share	$0.09	$0.09

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Total comprehensive income	$169,276	$47,305

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$386,940	$381,005
Receivables, net	606,888	603,295
Inventories, net	548,777	514,451
Deferred income taxes	51,758	46,724
Other current assets	68,227	73,352

Total current assets	1,662,590	1,618,827

Property, plant and equipment, net	488,331	484,548
Goodwill	2,857,999	2,706,633
Other intangibles, net	1,806,610	1,672,961
Investments and other assets	179,172	177,481

Total assets	$6,994,702	$6,660,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$665,686	$384,924
Accounts payable	366,236	365,355
Income taxes payable	44,125	32,738
Accrued liabilities	214,507	241,004

Total current liabilities	1,290,554	1,024,021

Long-term debt, net	1,552,674	1,553,116
Deferred income taxes	649,136	624,046
Other long-term liabilities	205,652	204,641

Total liabilities	3,698,016	3,405,824

Stockholders’ equity:
Common stock	2,610	2,608
Capital in excess of par value	578,690	568,286
Retained earnings	4,087,956	3,974,793
Accumulated other comprehensive loss	(370,525)	(405,631)
Treasury stock	(1,002,045)	(885,430)

Total stockholders’ equity	3,296,686	3,254,626

Total liabilities and stockholders’ equity	$6,994,702	$6,660,450

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash provided by (used for):
Operating activities:
Net income	$134,170	$142,107
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	40,086	35,260
Deferred income taxes	5,063	(1,267)
Share-based compensation expense	5,079	4,862
Net change in assets and liabilities, net of acquisitions	(31,847)	(8,491)
Pension contribution	(1,157)	(50,770)
Other	225	225

Total operating activities	151,619	121,926

Investing activities:
Additions to property, plant and equipment	(11,115)	(14,372)
Purchases of businesses, net of cash acquired	(294,611)	—

Total investing activities	(305,726)	(14,372)

Financing activities:
Net change in short-term borrowings	283,333	(24,704)
Reduction in long-term borrowings	—	(450)
Repurchases of common stock	(116,659)	(25,660)
Cash dividends paid	(21,006)	(21,642)
Excess tax benefits from share-based payments	1,966	6,082
Proceeds from employee stock plans and other	2,004	13,129

Total financing activities	149,638	(53,245)

Effect of exchange rate changes on cash and cash equivalents	10,404	(25,337)

Increase in cash and cash equivalents	5,935	28,972
Cash and cash equivalents:
As of January 1	381,005	377,615

As of March 31	$386,940	$406,587

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2016, and the consolidated results of its operations and its cash flows for the three months ended March 31, 2016 and 2015 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

2.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue at the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, the Company must (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when the Company satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and can be adopted by the Company using either a full retrospective or modified retrospective approach. ASU 2014-09 may be early adopted for interim and annual reporting periods beginning after December 15, 2016. The Company has developed an implementation plan, which is currently in the assessment phase. The Company is in the process of determining the impact ASU 2014-09 may have on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures, and has not decided upon the method of adoption.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 makes specific amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entities guidance. The Company adopted ASU 2015-02 effective January 1, 2016 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The Company adopted ASU 2015-03 effective January 1, 2016 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The guidance clarifies that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use to make this determination. The Company adopted ASU 2015-05 effective January 1, 2016 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory that is measured using FIFO or average cost. As prescribed in this update, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using LIFO. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company has not determined the impact ASU 2015-11 may have on the Company’s consolidated results of operations, financial position or cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-02 is to be adopted using a modified retrospective approach and early adoption is permitted. The Company has not determined the impact ASU 2016-02 may have on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes changes to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company has not determined the impact ASU 2016-09 may have on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

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

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Weighted average shares:
Basic shares	234,983	240,947
Equity-based compensation plans	1,233	1,850

Diluted shares	236,216	242,797

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(250,593)	$(155,038)	$(405,631)	$(124,912)	$(141,982)	$(266,894)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	21,679	—	21,679	(34,370)	—	(34,370)
Change in long-term intercompany notes	13,703	—	13,703	(54,693)	—	(54,693)
Net investment hedges	(2,910)	—	(2,910)	(11,011)	—	(11,011)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	2,484	2,484	—	2,160	2,160
Income tax benefit (expense)	1,019	(869)	150	3,854	(742)	3,112

Other comprehensive (loss) income, net of tax	33,491	1,615	35,106	(96,220)	1,418	(94,802)

Balance at the end of the period	$(217,102)	$(153,423)	$(370,525)	$(221,132)	$(140,564)	$(361,696)

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

The following table provides the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, consistent with the fair value hierarchy:

	March 31, 2016	December 31, 2015
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$8,745	$8,482

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the three months ended March 31, 2016, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2016.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at March 31, 2016 and December 31, 2015 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings, net	$(600,917)	$(600,917)	$(312,999)	$(312,999)
Long-term debt, net (including current portion)	(1,617,443)	(1,709,042)	(1,625,041)	(1,683,523)

The fair value of short-term borrowings, net approximates the carrying value. Short-term borrowings, net are valued as level 2 investments as they are corroborated by observable market data. The Company’s long-term debt, net is all privately held with no public market for this debt, therefore, the fair value of long-term debt, net was computed based on comparable current market data for similar debt instruments and is considered to be a level 3 liability.

6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2016, these net investment hedges included British-pound-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound-denominated loan referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound exchange rate. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instrument (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At March 31, 2016, the Company had $172.6 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. As a result of the British-pound-denominated loans being designated and 100% effective as net investment hedges, $4.6 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2016.

7.	Inventories, net

	March 31,	December 31,
	2016	2015
	(In thousands)
Finished goods and parts	$86,007	$83,229
Work in process	119,438	105,259
Raw materials and purchased parts	343,332	325,963

Total inventories, net	$548,777	$514,451

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

8.	Acquisitions

The Company spent $294.6 million in cash, net of cash acquired, to acquire Brookfield Engineering Laboratories (“Brookfield”) and ESP/SurgeX in January 2016. Brookfield is a manufacturer of viscometers and rheometers, as well as instrumentation to analyze texture and powder flow. ESP/SurgeX is a manufacturer of energy intelligence and power protection, monitoring and diagnostic solutions. Brookfield and ESP/SurgeX are part of AMETEK’s Electronic Instruments Group.

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$8.9
Goodwill	139.6
Other intangible assets	145.1
Deferred income taxes, net	(13.5)
Long-term liabilities	(2.4)
Net working capital and other(1)	16.9

Total purchase price	$294.6

(1)	Includes $10.4 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: Brookfield’s viscosity measurement instrumentation products and technologies complement the Company’s existing laboratory instrumentation businesses and provides the Company with opportunities to expand that business platform into a broader range of markets and applications. ESP/SurgeX’s patented technology is widely used by the business equipment, imaging, audio visual, information technology, gaming and vending industries and is a strategic fit with the Company’s existing power protection platform to accelerate product innovation and market expansion worldwide. The Company expects approximately $100 million of the goodwill recorded in connection with the 2016 acquisitions will be tax deductible in future years.

At March 31, 2016, purchase price allocated to other intangible assets of $145.1 million consists of $23.5 million of indefinite-lived intangible trademarks and trade names, which are not subject to amortization. The remaining $121.6 million of other intangible assets consists of $97.1 million of customer relationships, which are being amortized over a period of 19 years and $24.5 million of purchased technology, which is being amortized over a period of 15 years. Amortization expense for each of the next five years for the 2016 acquisitions listed above is expected to approximate $7 million per year.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2016 acquisitions, including property, plant and equipment, goodwill, customer relationships, trade names, purchased technology and the accounting for income taxes.

The 2016 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the three months ended March 31, 2016. Had the 2016 acquisitions been made at the beginning of 2016 or 2015, unaudited pro forma net sales, net income and diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2016 or 2015.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

9.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2015	$1,678.2	$1,028.4	$2,706.6
Goodwill acquired	139.6	—	139.6
Purchase price allocation adjustments and other	0.3	—	0.3
Foreign currency translation adjustments	8.2	3.3	11.5

Balance at March 31, 2016	$1,826.3	$1,031.7	$2,858.0

10.	Income Taxes

At March 31, 2016, the Company had gross unrecognized tax benefits of $65.6 million, of which $54.6 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2015	$63.8
Additions for tax positions	2.0
Reductions for tax positions	(0.2)

Balance at March 31, 2016	$65.6

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2016 and 2015 were not significant.

11.	Debt

In March 2016, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $700 million revolving credit facility, which was due to expire in December 2018. The Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $850 million with a final maturity date in March 2021. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $300 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The Credit Agreement places certain restrictions on allowable additional indebtedness. Interest rates on outstanding loans under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At March 31, 2016, the Company had available borrowing capacity of $513.6 million under its revolving credit facility, including the $300 million accordion feature.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

12.	Share-Based Compensation

Total share-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Stock option expense	$2,099	$1,895
Restricted stock expense	2,980	2,967

Total pre-tax expense	5,079	4,862
Related tax benefit	(1,676)	(1,578)

Reduction of net income	$3,403	$3,284

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales, excluding depreciation or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

13.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Defined benefit plans:
Service cost	$1,659	$1,749
Interest cost	7,613	6,689
Expected return on plan assets	(12,969)	(13,004)
Amortization of net actuarial loss and other	2,484	2,160

Pension income	(1,213)	(2,406)

Other plans:
Defined contribution plans	7,042	6,494
Foreign plans and other	1,336	1,248

Total other plans	8,378	7,742

Total net pension expense	$7,165	$5,336

For the three months ended March 31, 2016 and 2015, contributions to the Company’s defined benefit pension plans were $1.2 million and $50.8 million, respectively. The Company’s current estimate of 2016 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

Within the product warranty table below, the three months ended March 31, 2015 has been adjusted to disclose gross accruals for warranties issued during the period and gross settlements made during the period to conform to the current period presentation.

Changes in the accrued product warranty obligation were as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Balance at the beginning of the period	$22,761	$29,764
Accruals for warranties issued during the period	3,104	4,127
Settlements made during the period	(4,010)	(4,706)
Warranty accruals related to acquired businesses and other during the period	729	(949)

Balance at the end of the period	$22,584	$28,236

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2016, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at March 31, 2016 and December 31, 2015 were $30.1 million and $30.5 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2016, the Company recorded $1.4 million in reserves. Additionally, the Company spent $1.8 million on environmental matters for the three months ended March 31, 2016. The Company’s reserves for environmental liabilities at March 31, 2016 and December 31, 2015 include reserves of $12.9 million and $11.5 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At March 31, 2016, the Company had $11.6 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

At March 31, 2016, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2015, other than those described in the acquisitions footnote (Note 8), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three months ended March 31, 2016 and 2015 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

17.	Stockholders’ Equity

For the three months ended March 31, 2016, the Company repurchased approximately 2,406,000 shares of common stock for $116.7 million in cash under its share repurchase authorization. At March 31, 2016, $195.1 million was available under the Company’s Board of Directors authorization for future share repurchases.

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

Accrued liabilities in the Company’s consolidated balance sheet included amounts related to the 2015 restructuring charges as follows (in millions):

	First Quarter of 2015 Restructuring	Fourth Quarter of 2015 Restructuring	Total
Balance at December 31, 2015	$5.0	$19.3	$24.3
Pre-tax charges	—	—	—
Utilization	(1.2)	(2.5)	(3.7)
Foreign currency translation and other	0.1	(0.2)	(0.1)

Balance at March 31, 2016	$3.9	$16.6	$20.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Net sales(1):
Electronic Instruments	$568,956	$593,798
Electromechanical	375,442	390,261

Consolidated net sales	$944,398	$984,059

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$141,832	$151,217
Electromechanical	79,426	81,964

Total segment operating income	221,258	233,181
Corporate administrative and other expenses	(12,735)	(12,229)

Consolidated operating income	208,523	220,952
Interest and other expenses, net	(25,481)	(24,166)

Consolidated income before income taxes	$183,042	$196,786

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of operations for the first quarter of 2016 compared with the first quarter of 2015

Contributions from the acquisitions of Brookfield Engineering Laboratories (“Brookfield”) and ESP/SurgeX in January 2016, Surface Vision in July 2015 and Global Tubes in May 2015, as well as the Company’s Operational Excellence initiatives had a positive impact on the first quarter of 2016 results. The Company recorded 2015 realignment costs totaling $36.6 million, with $15.9 million recorded in the first quarter of 2015 and $20.7 million recorded in the fourth quarter of 2015 (the “2015 realignment costs”). The 2015 realignment costs primarily related to reductions in workforce in response to the impact of the weak global economy on certain of the Company’s businesses, as well as the effects of a continued strong U.S. dollar. See Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. The full year impact of the 2016 acquisitions and continued focus on and implementation of Operational Excellence initiatives, including the 2015 realignment actions, are expected to have a positive impact on the Company’s 2016 results. The Company expects the challenging global economic environment across many of its markets and geographies to continue in 2016.

Net sales for the first quarter of 2016 were $944.4 million, a decrease of $39.7 million or 4.0%, compared with net sales of $984.1 million for the first quarter of 2015. The decrease in net sales for the first quarter of 2016 was due to a 9% internal sales decline and an unfavorable 1% effect of foreign currency translation, partially offset by a 5% increase from acquisitions.

Total international sales for the first quarter of 2016 were $496.3 million or 52.6% of net sales, a decrease of $11.4 million or 2.2%, compared with international sales of $507.7 million or 51.6% of net sales for the first quarter of 2015. The $11.4 million decrease in international sales was primarily driven by the weak global economy, as well as the foreign currency translation headwind noted above. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Results of Operations (continued)

Orders for the first quarter of 2016 were $967.9 million, an increase of $24.2 million or 2.6%, compared with $943.7 million for the first quarter of 2015. The increase in orders for the first quarter of 2016 was due to a 7% increase from acquisitions and a favorable 4% effect of foreign currency translation, partially offset by internal order decline of approximately 8% resulting from the weak global economy. As a result, the Company’s backlog of unfilled orders at March 31, 2016 was $1,171.3 million, an increase of $23.5 million or 2.0%, compared with $1,147.8 million at December 31, 2015.

Segment operating income for the first quarter of 2016 was $221.3 million, a decrease of $11.9 million or 5.1%, compared with segment operating income of $233.2 million for the first quarter of 2015. Segment operating income, as a percentage of net sales, decreased to 23.4% for the first quarter of 2016, compared with 23.7% for the first quarter of 2015. For the first quarter of 2015, segment operating income included $15.8 million of realignment costs, which negatively impacted segment operating margins by approximately 160 basis points. The decrease in segment operating income and segment operating margins for the first quarter of 2016 resulted primarily from the decrease in net sales noted above, partially offset by the benefit from the acquisitions noted above and the Company’s Operational Excellence initiatives, including the 2015 realignment actions.

Cost of sales, excluding depreciation expense for the first quarter of 2016 was $605.4 million or 64.1% of net sales, a decrease of $30.6 million or 4.8%, compared with $636.0 million or 64.6% of net sales for the first quarter of 2015. Cost of sales, excluding depreciation expense for the first quarter of 2015 included $15.8 million of realignment costs described above. The cost of sales, excluding depreciation expense decrease and the corresponding decrease in cost of sales, excluding depreciation expense as a percentage of sales for the first quarter of 2016 were affected by the net sales decrease noted above and the Company’s Operational Excellence initiatives.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2016 were $112.2 million, an increase of $1.3 million or 1.2%, compared with $110.9 million for the first quarter of 2015. As a percentage of net sales, SG&A expenses were 11.9% for the first quarter of 2016, compared with 11.3% for the first quarter of 2015. Selling expenses for the first quarter of 2016 were $99.5 million, an increase of $0.7 million or 0.7%, compared with $98.8 million for the first quarter of 2015. Selling expenses, as a percentage of net sales, increased to 10.5% for the first quarter of 2016, compared with 10.0% for the first quarter of 2015. The selling expenses increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which tend to have a higher rate of selling expenses because of their distribution channels and higher marketing costs. Base business selling expense, as a percentage of net sales, was 10.1% for the first quarter of 2016.

Corporate administrative expenses for the first quarter of 2016 were $12.7 million, an increase of $0.6 million or 5.0%, compared with $12.1 million for the first quarter of 2015. As a percentage of net sales, corporate administrative expenses were 1.3% for the first quarter of 2016, compared with 1.2% for the first quarter of 2015.

Depreciation expense for the first quarter of 2016 was $18.3 million or 1.9% of net sales, an increase of $2.0 million or 12.3%, compared with $16.3 million or 1.7% of net sales for the first quarter of 2015. The increase in depreciation expense for the first quarter of 2016 was driven by the impact of the acquisitions noted above.

Consolidated operating income was $208.5 million or 22.1% of net sales for the first quarter of 2016, a decrease of $12.5 million or 5.7%, compared with $221.0 million or 22.5% of net sales for the first quarter of 2015.

Interest expense was $23.4 million for the first quarter of 2016, an increase of $0.7 million or 3.1%, compared with $22.7 million for the first quarter of 2015. The increase was primarily due to higher borrowings under the revolving credit facility to help fund the recent acquisitions.

The effective tax rate for the first quarter of 2016 was 26.7%, compared with 27.8% for the first quarter of 2015. The effective tax rates for the first quarter of 2016 and 2015 reflect the impact of foreign earnings, which are taxed at lower rates. The first quarter of 2016 effective tax rate reflects tax benefits related to international tax planning initiatives. The first quarter of 2015 effective tax rate reflects the release of uncertain tax position liabilities related to the conclusion of an advance thin capitalization agreement in the European Union.

Results of Operations (continued)

Net income for the first quarter of 2016 was $134.2 million, a decrease of $7.9 million or 5.6%, compared with $142.1 million for the first quarter of 2015. The first quarter of 2015 realignment costs described above reduced the first quarter of 2015 net income by $10.8 million.

Diluted earnings per share for the first quarter of 2016 were $0.57, a decrease of $0.02 or 3.4%, compared with $0.59 per diluted share for the first quarter of 2015. Diluted earnings per share for the first quarter of 2015 includes the impact of the first quarter of 2015 realignment costs, which negatively impacted earnings by $0.04 per diluted share.

Segment Results

Electronic Instruments Group’s (“EIG”) net sales totaled $569.0 million for the first quarter of 2016, a decrease of $24.8 million or 4.2%, compared with $593.8 million for the first quarter of 2015. The net sales decrease was due to an 8% internal sales decline, driven largely by the Company’s Process businesses with exposure to oil and gas markets, and an unfavorable 1% effect of foreign currency translation, offset by a 5% increase from the 2016 acquisitions of Brookfield and ESP/SurgeX and the 2015 acquisition of Surface Vision.

EIG’s operating income was $141.8 million for the first quarter of 2016, a decrease of $9.4 million or 6.2%, compared with $151.2 million for the first quarter of 2015. EIG’s operating margins were 24.9% of net sales for the first quarter of 2016, compared with 25.5% of net sales for the first quarter of 2015. For the first quarter of 2015, EIG’s operating income included $9.3 million of realignment costs, which negatively impacted EIG’s operating income margins by approximately 150 basis points. The decrease in EIG’s operating income and operating margins for the first quarter of 2016 resulted primarily from the decrease in net sales noted above, partially offset by the benefits of the Group’s Operational Excellence initiatives.

Electromechanical Group’s (“EMG”) net sales totaled $375.4 million for the first quarter of 2016, a decrease of $14.9 million or 3.8%, compared with $390.3 million for the first quarter of 2015. The net sales decrease was due to a 9% internal sales decline, driven largely by impacts from commodity price deflation in the Company’s Engineered Materials, Interconnects and Packaging businesses, and an unfavorable 1% effect of foreign currency translation, partially offset by a 6% increase from the 2015 acquisition of Global Tubes.

EMG’s operating income was $79.4 million for the first quarter of 2016, a decrease of $2.6 million or 3.2%, compared with $82.0 million for the first quarter of 2015. EMG’s operating income for the first quarter of 2015 included $6.5 million of realignment costs described above. EMG’s decrease in operating income was primarily due to the lower sales noted above, partially offset by the benefits of the Group’s Operational Excellence initiatives. EMG’s operating margins were 21.2% of net sales for the first quarter of 2016, compared with 21.0% of net sales for the first quarter of 2015. EMG’s operating margins for the first quarter of 2015 were negatively impacted by approximately 170 basis points due to the first quarter of 2015 realignment costs noted above.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $151.6 million for the first three months of 2016, an increase of $29.7 million or 24.4%, compared with $121.9 million for the first three months of 2015. The increase in cash provided by operating activities was primarily due to the $49.6 million reduction in defined benefit pension plan contributions, driven by a $50.0 million contribution to the Company’s U.S. defined benefit pension plans in the first quarter of 2015, partially offset by higher overall operating working capital levels and lower earnings. Free cash flow (cash flow provided by operating activities less capital expenditures) was $140.5 million for the first three months of 2016, compared with $107.6 million for the first three months of 2015. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $246.3 million for the first three months of 2016, compared with $254.6 million for the first three months of 2015. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $305.7 million for the first three months of 2016, compared with $14.4 million for the first three months of 2015. For the first three months of 2016, the Company paid $294.6 million, net of cash acquired, to acquire Brookfield and ESP/SurgeX in January 2016. Additions to property, plant and equipment totaled $11.1 million for the first three months of 2016, compared with $14.4 million for the first three months of 2015.

Cash provided by financing activities totaled $149.6 million for the first three months of 2016, compared with $53.2 million of cash used for financing activities for the first three months of 2015. The change in financing cash flow was primarily the result of a net total borrowings increase of $283.3 million for the first three months of 2016, compared with a net total borrowings decrease of $25.2 million for the first three months of 2015.

For the first three months of 2016, the Company repurchased approximately 2,406,000 shares of its common stock for $116.7 million, compared with $25.7 million used for repurchases of approximately 481,000 shares for the first three months of 2015. At March 31, 2016, $195.1 million was available under the Company’s Board of Directors authorization for future share repurchases.

In March 2016, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $700 million revolving credit facility, which was due to expire in December 2018. The Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $850 million with a final maturity date in March 2021. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $300 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The Credit Agreement places certain restrictions on allowable additional indebtedness. Interest rates on outstanding loans under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy. At March 31, 2016, the Company had available borrowing capacity of $513.6 million under its revolving credit facility, including the $300 million accordion feature.

At March 31, 2016, total debt, net was $2,218.4 million, compared with $1,938.0 million at December 31, 2015. In the fourth quarter of 2016, a 40 million British pound ($57.5 million at March 31, 2016) 5.99% senior note will mature and become payable. The debt-to-capital ratio was 40.2% at March 31, 2016, compared with 37.3% at December 31, 2015. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 35.7% at March 31, 2016, compared with 32.4% at December 31, 2015. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first three months of 2016, cash and cash equivalents at March 31, 2016 totaled $386.9 million, compared with $381.0 million at December 31, 2015. At March 31, 2016, the Company had $365.5 million in cash outside the United States, compared with $357.2 million at December 31, 2015. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2016. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2016 to January 31, 2016	—	$—	—	$311,734,430
February 1, 2016 to February 29, 2016	5,706	44.76	5,706	311,479,033
March 1, 2016 to March 31, 2016	2,400,466	48.49	2,400,466	195,075,444

Total	2,406,172	48.48	2,406,172

(1)	Includes 6,172 shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $350 million authorization for the repurchase of its common stock announced in November 2015. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ William J. Burke
William J. Burke
Senior Vice President - Comptroller & Treasurer
(Principal Accounting Officer)

May 4, 2016