Form 10-Q
period 2016-09-30
AMETEK INC/
filed 2016-11-03
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 25, 2016 was 231,431,976 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$945,030	$998,527	$2,867,134	$2,986,312

Operating expenses:
Cost of sales, excluding depreciation	612,702	631,790	1,839,642	1,901,680
Selling, general and administrative	113,170	112,116	344,323	335,702
Depreciation	18,042	17,006	54,494	50,044

Total operating expenses	743,914	760,912	2,238,459	2,287,426

Operating income	201,116	237,615	628,675	698,886
Other expenses:
Interest expense	(23,609)	(23,684)	(70,716)	(69,048)
Other, net	(3,259)	(2,325)	(10,108)	(6,298)

Income before income taxes	174,248	211,606	547,851	623,540
Provision for income taxes	43,561	55,208	144,801	169,522

Net income	$130,687	$156,398	$403,050	$454,018

Basic earnings per share	$0.56	$0.65	$1.73	$1.89

Diluted earnings per share	$0.56	$0.65	$1.72	$1.87

Weighted average common shares outstanding:
Basic shares	231,894	239,959	233,387	240,801

Diluted shares	232,721	241,238	234,576	242,552

Dividends declared and paid per share	$0.09	$0.09	$0.27	$0.27

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total comprehensive income	$124,135	$119,704	$378,820	$371,699

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$445,469	$381,005
Receivables, net	595,143	603,295
Inventories, net	537,227	514,451
Deferred income taxes	56,637	46,724
Other current assets	62,414	73,352

Total current assets	1,696,890	1,618,827

Property, plant and equipment, net	478,647	484,548
Goodwill	2,846,106	2,706,633
Other intangibles, net	1,780,285	1,672,961
Investments and other assets	175,134	177,481

Total assets	$6,977,062	$6,660,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$613,684	$384,924
Accounts payable	345,490	365,355
Income taxes payable	24,220	32,738
Accrued liabilities	233,344	241,004

Total current liabilities	1,216,738	1,024,021

Long-term debt, net	1,540,742	1,553,116
Deferred income taxes	655,327	624,046
Other long-term liabilities	191,056	204,641

Total liabilities	3,603,863	3,405,824

Stockholders’ equity:
Common stock	2,614	2,608
Capital in excess of par value	596,570	568,286
Retained earnings	4,315,137	3,974,793
Accumulated other comprehensive loss	(429,861)	(405,631)
Treasury stock	(1,111,261)	(885,430)

Total stockholders’ equity	3,373,199	3,254,626

Total liabilities and stockholders’ equity	$6,977,062	$6,660,450

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used for):
Operating activities:
Net income	$403,050	$454,018
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	122,968	110,031
Deferred income taxes	(2,638)	(5,200)
Share-based compensation expense	16,393	17,679
Net change in assets and liabilities, net of acquisitions	(27,428)	(51,570)
Pension contribution	(3,003)	(52,353)
Other	175	537

Total operating activities	509,517	473,142

Investing activities:
Additions to property, plant and equipment	(40,497)	(45,293)
Purchases of businesses, net of cash acquired	(359,976)	(356,466)
Proceeds from sale of facility	—	421
Other	500	(558)

Total investing activities	(399,973)	(401,896)

Financing activities:
Net change in short-term borrowings	237,100	160,231
Additional long-term borrowings	—	200,000
Reduction in long-term borrowings	—	(146,890)
Repurchases of common stock	(236,078)	(306,525)
Cash dividends paid	(62,705)	(64,661)
Excess tax benefits from share-based payments	5,061	19,817
Proceeds from employee stock plans and other	15,234	36,909

Total financing activities	(41,388)	(101,119)

Effect of exchange rate changes on cash and cash equivalents	(3,692)	(19,708)

Increase (decrease) in cash and cash equivalents	64,464	(49,581)

Cash and cash equivalents:
As of January 1	381,005	377,615

As of September 30	$445,469	$328,034

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2016, the consolidated results of its operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

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

September 30, 2016

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company has not determined the impact ASU 2016-15 may have on the Company’s consolidated cash flows and financial statement disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Weighted average shares:
Basic shares	231,894	239,959	233,387	240,801
Equity-based compensation plans	827	1,279	1,189	1,751

Diluted shares	232,721	241,238	234,576	242,552

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(271,501)	$(151,808)	$(423,309)	$(173,373)	$(139,146)	$(312,519)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(10,441)	—	(10,441)	(34,410)	—	(34,410)
Change in long-term intercompany notes	3,063	—	3,063	(780)	—	(780)
Net investment hedges	(1,212)	—	(1,212)	(4,497)	—	(4,497)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	2,484	2,484	—	2,160	2,160
Income tax benefit (expense)	423	(869)	(446)	1,575	(742)	833

Other comprehensive (loss) income, net of tax	(8,167)	1,615	(6,552)	(38,112)	1,418	(36,694)

Balance at the end of the period	$(279,668)	$(150,193)	$(429,861)	$(211,485)	$(137,728)	$(349,213)

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(250,593)	$(155,038)	$(405,631)	$(124,912)	$(141,982)	$(266,894)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(26,581)	—	(26,581)	(41,066)	—	(41,066)
Change in long-term intercompany notes	6,862	—	6,862	(40,825)	—	(40,825)
Net investment hedges	(14,393)	—	(14,393)	(7,204)	—	(7,204)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	7,452	7,452	—	6,480	6,480
Income tax benefit (expense)	5,037	(2,607)	2,430	2,522	(2,226)	296

Other comprehensive (loss) income, net of tax	(29,075)	4,845	(24,230)	(86,573)	4,254	(82,319)

Balance at the end of the period	$(279,668)	$(150,193)	$(429,861)	$(211,485)	$(137,728)	$(349,213)

Reclassifications for the amortization of defined benefit pension plans are included in Cost of sales, excluding depreciation in the consolidated statement of income. See Note 13 for further details.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

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

The following table provides the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, consistent with the fair value hierarchy:

	September 30, 2016	December 31, 2015
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$7,314	$8,482

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the nine months ended September 30, 2016, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2016.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at September 30, 2016 and December 31, 2015 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings, net	$(556,264)	$(556,264)	$(312,999)	$(312,999)
Long-term debt, net (including current portion)	(1,598,162)	(1,716,905)	(1,625,041)	(1,683,523)

The fair value of short-term borrowings, net approximates the carrying value. Short-term borrowings, net are valued as level 2 liabilities as they are corroborated by observable market data. The Company’s long-term debt, net is all privately held with no public market for this debt, therefore, the fair value of long-term debt, net was computed based on comparable current market data for similar debt instruments and is considered to be a level 3 liability.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2016, these net investment hedges included British-pound-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound exchange rate. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At September 30, 2016, the Company had $156.1 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. As a result of the British-pound-denominated loans being designated and 100% effective as net investment hedges, $21.0 million of currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2016.

7.	Inventories, net

	September 30,	December 31,
	2016	2015
	(In thousands)
Finished goods and parts	$78,978	$83,229
Work in process	115,657	105,259
Raw materials and purchased parts	342,592	325,963

Total inventories, net	$537,227	$514,451

8.	Acquisitions

The Company spent $360.0 million in cash, net of cash acquired, to acquire Brookfield Engineering Laboratories (“Brookfield”) and ESP/SurgeX in January 2016, and HS Foils and Nu Instruments in July 2016. Brookfield is a manufacturer of viscometers and rheometers, as well as instrumentation to analyze texture and powder flow. ESP/SurgeX is a manufacturer of energy intelligence and power protection, monitoring and diagnostic solutions. HS Foils develops and manufactures key components used in radiation detectors including ultra-thin radiation windows, silicon drift detectors and x-ray filters. Nu Instruments is a provider of magnetic sector mass spectrometers used for elemental and isotope analysis. Brookfield, ESP/SurgeX, HS Foils and Nu Instruments are part of AMETEK’s Electronic Instruments Group.

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$16.4
Goodwill	162.0
Other intangible assets	179.5
Deferred income taxes, net	(19.4)
Long-term liabilities	(2.4)
Net working capital and other(1)	23.9

Total purchase price	$360.0

(1)	Includes $14.1 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions as follows: Brookfield’s viscosity measurement instrumentation products and technologies complement the Company’s existing laboratory instrumentation businesses and provides the Company with opportunities to expand that business platform into a broader range of markets and applications. ESP/SurgeX’s patented technology is widely used by the business equipment, imaging, audio visual, information technology, gaming and vending industries and is a strategic fit with the Company’s existing power protection platform to accelerate product innovation and market expansion worldwide. HS Foils broadens the Company’s product offering and technical capabilities with its approach of bringing advanced materials and fabrication methods from micro- and nanofabrication to new application areas. Nu Instruments broadens the Company’s product offering and technical capabilities in differentiated, high-end analytical instrumentation. The Company expects approximately $100 million of the goodwill recorded in connection with the 2016 acquisitions will be tax deductible in future years.

At September 30, 2016, purchase price allocated to other intangible assets of $179.5 million consists of $33.3 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $146.2 million of other intangible assets consists of $118.2 million of customer relationships, which are being amortized over a period of 18 to 20 years and $28.0 million of purchased technology, which is being amortized over a period of 15 to 18 years. Amortization expense for each of the next five years for the 2016 acquisitions listed above is expected to approximate $8 million per year.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its July 2016 acquisition of Nu Instruments, including property, plant and equipment, goodwill, customer relationships, trade names, purchased technology and the accounting for income taxes, as well as accounting for income taxes associated with its January 2016 acquisition of ESP/SurgeX.

The 2016 acquisitions noted above had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2016. Had the 2016 acquisitions been made at the beginning of 2016 or 2015, unaudited pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015, respectively, would not have been materially different than the amounts reported. Pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had been completed at the beginning of 2016 or 2015.

Acquisitions Subsequent to September 30, 2016

In October 2016, the Company acquired Laserage Technology Corporation (“Laserage”). Laserage was acquired for approximately $32 million and has estimated annual sales of approximately $22 million. Laserage is a provider of laser fabrication services for the medical device market. Laserage will join AMETEK’s Electromechanical Group.

9.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2015	$1,678.2	$1,028.4	$2,706.6
Goodwill acquired	162.0	—	162.0
Purchase price allocation adjustments and other	0.3	(0.1)	0.2
Foreign currency translation adjustments	(8.3)	(14.4)	(22.7)

Balance at September 30, 2016	$1,832.2	$1,013.9	$2,846.1

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

10.	Income Taxes

At September 30, 2016, the Company had gross unrecognized tax benefits of $57.3 million, of which $47.7 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2015	$63.8
Additions for tax positions	5.1
Reductions for tax positions	(11.6)

Balance at September 30, 2016	$57.3

The reductions for tax positions was driven by the release of uncertain tax position liabilities primarily relating to statute expirations for U.S. Federal, Foreign and State jurisdictions. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2016 and 2015 were not significant.

11.	Debt

In March 2016, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $700 million revolving credit facility, which was due to expire in December 2018. The Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $850 million with a final maturity date in March 2021. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $300 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The Credit Agreement places certain restrictions on allowable additional indebtedness. Interest rates on outstanding loans under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At September 30, 2016, the Company had available borrowing capacity of $558.7 million under its revolving credit facility, including the $300 million accordion feature.

In October 2016, the Company completed a private placement agreement to sell 500 million Euros and 225 million British pounds in senior notes to a group of institutional investors (the “2016 Private Placement”). There are two funding dates under 2016 Private Placement. The first funding occurred in October 2016 for 500 million Euros ($547.9 million), consisting of 300 million Euros ($328.7 million) in aggregate principal amount of 1.34% senior notes due October 2026 and 200 million Euros ($219.2 million) in aggregate principal amount of 1.53% senior notes due October 2028. The second funding date will be in November 2016 for 225 million British pounds, consisting of 150 million British pounds in aggregate principal amount of 2.59% senior notes due November 2028 and 75 million British pounds in aggregate principal amount of 2.70% senior notes due November 2031. The 2016 Private Placement senior notes will carry a weighted average interest rate of 1.82% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the first funding of the 2016 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility. The proceeds from the second funding of the 2016 Private Placement will be used to pay down a 40 million British pound ($52.1 million at September 30, 2016) 5.99% senior note that is maturing in November 2016 and provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

12.	Share-Based Compensation

Total share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Stock option expense	$2,311	$2,279	$7,634	$8,466
Restricted stock expense	3,047	3,321	8,759	9,213

Total pre-tax expense	5,358	5,600	16,393	17,679
Related tax benefit	(1,638)	(1,779)	(5,170)	(5,805)

Reduction of net income	$3,720	$3,821	$11,223	$11,874

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

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015
Expected volatility	21.8%	22.3%
Expected term (years)	5.0	5.0
Risk-free interest rate	1.23%	1.58%
Expected dividend yield	0.77%	0.69%
Black-Scholes-Merton fair value per stock option granted	$9.14	$10.89

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

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2015	5,659	$39.49
Granted	1,471	46.97
Exercised	(659)	25.64
Forfeited	(306)	49.43
Expired	(61)	52.46

Outstanding at September 30, 2016	6,104	$42.16	4.2	$43.7

Exercisable at September 30, 2016	3,259	$36.24	2.8	$41.2

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2016 was $15.0 million. The total fair value of stock options vested during the nine months ended September 30, 2016 was $10.6 million. As of September 30, 2016, there was approximately $21.3 million of expected future pre-tax compensation expense related to the 2.8 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2015	1,061	$46.32
Granted	366	46.98
Vested	(286)	37.91
Forfeited	(112)	48.70

Nonvested restricted stock outstanding at September 30, 2016	1,029	$48.63

The total fair value of restricted stock vested during the nine months ended September 30, 2016 was $10.9 million. As of September 30, 2016, there was approximately $31.2 million of expected future pre-tax compensation expense related to the 1.0 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

13.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Defined benefit plans:
Service cost	$1,628	$1,831	$4,956	$5,380
Interest cost	7,448	7,304	22,688	21,084
Expected return on plan assets	(12,693)	(14,017)	(38,639)	(40,690)
Amortization of net actuarial loss and other	2,484	2,160	7,452	6,480

Pension income	(1,133)	(2,722)	(3,543)	(7,746)

Other plans:
Defined contribution plans	5,660	5,225	18,537	17,725
Foreign plans and other	1,525	1,230	4,203	3,716

Total other plans	7,185	6,455	22,740	21,441

Total net pension expense	$6,052	$3,733	$19,197	$13,695

For the nine months ended September 30, 2016 and 2015, contributions to the Company’s defined benefit pension plans were $3.0 million and $52.4 million, respectively. The Company’s current estimate of 2016 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

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

Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Balance at the beginning of the period	$22,761	$29,764
Accruals for warranties issued during the period	9,630	8,826
Settlements made during the period	(11,697)	(13,798)
Warranty accruals related to acquired businesses and other during the period	1,233	(1,672)

Balance at the end of the period	$21,927	$23,120

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2016, the Company is named a Potentially Responsible Party (“PRP”) at 14 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 13 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In nine of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the low end of the range. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at September 30, 2016 and December 31, 2015 were $27.8 million and $30.5 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2016, the Company recorded $2.4 million in reserves. Additionally, the Company spent $4.5 million on environmental matters and had $0.6 million due to foreign currency translation losses for the nine months ended September 30, 2016. The Company’s reserves for environmental liabilities at September 30, 2016 and December 31, 2015 include reserves of $12.4 million and $11.5 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At September 30, 2016, the Company had $11.8 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

At September 30, 2016, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2015, other than those described in the acquisitions footnote (Note 8), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

17.	Stockholders’ Equity

For the nine months ended September 30, 2016, the Company repurchased approximately 4,995,000 shares of its common stock for $236.1 million in cash under its share repurchase authorization. At September 30, 2016, $75.7 million was available under the Company’s Board of Directors authorization for future share repurchases. On November 2, 2016, the Company’s Board of Directors approved an increase of $400 million in the authorization for repurchase of the Company’s common stock.

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

Accrued liabilities in the Company’s consolidated balance sheet included amounts related to the 2015 restructuring charges as follows (in millions):

	First Quarter of 2015 Restructuring	Fourth Quarter of 2015 Restructuring	Total
Balance at December 31, 2015	$5.0	$19.3	$24.3
Pre-tax charges	—	—	—
Utilization	(3.2)	(7.1)	(10.3)
Foreign currency translation and other	0.2	(0.7)	(0.5)

Balance at September 30, 2016	$2.0	$11.5	$13.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Net sales(1):
Electronic Instruments	$579,298	$598,515	$1,744,246	$1,788,777
Electromechanical	365,732	400,012	1,122,888	1,197,535

Consolidated net sales	$945,030	$998,527	$2,867,134	$2,986,312

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$142,695	$162,530	$436,642	$477,740
Electromechanical	71,439	86,671	231,181	257,929

Total segment operating income	214,134	249,201	667,823	735,669
Corporate administrative and other expenses	(13,018)	(11,586)	(39,148)	(36,783)

Consolidated operating income	201,116	237,615	628,675	698,886
Interest and other expenses, net	(26,868)	(26,009)	(80,824)	(75,346)

Consolidated income before income taxes	$174,248	$211,606	$547,851	$623,540

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

In both the third quarter of 2016 and the first nine months of 2016, the Company was impacted by the weak global economy and the effects of a continued strong U.S. dollar. Specifically, the Company experienced lower sales in its Process businesses with exposure to oil and gas markets, in its Engineered Materials, Interconnects and Packaging businesses with metals markets exposure and in its highly competitive Floor Care and Specialty Motors businesses. In the third quarter of 2016, the Company noted stabilization in the markets mentioned above; however, compared with the prior year, the Company still expects the challenging global economic environment to continue to impact its markets and geographies through the remainder of 2016.

Contributions from the acquisitions of HS Foils and Nu Instruments in July 2016, and Brookfield Engineering Laboratories (“Brookfield”) and ESP/SurgeX in January 2016, as well as the Company’s Operational Excellence initiatives, including the 2015 realignment actions, had a positive impact on the third quarter of 2016 and the first nine months of 2016 results. The Company recorded realignment costs totaling $36.6 million, with $15.9 million recorded in the first quarter of 2015 and $20.7 million recorded in the fourth quarter of 2015 (the “2015 realignment costs”). The 2015 realignment costs primarily related to reductions in workforce in response to the impact of the weak global economy on certain of the Company’s businesses, as well as the effects of a continued strong U.S. dollar. See Note 18 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Results of Operations (continued)

Results of operations for the third quarter of 2016 compared with the third quarter of 2015

Net sales for the third quarter of 2016 were $945.0 million, a decrease of $53.5 million or 5.4%, compared with net sales of $998.5 million for the third quarter of 2015. The decrease in net sales for the third quarter of 2016 was due to an 8% internal sales decline, partially offset by a 3% increase from acquisitions.

Total international sales for the third quarter of 2016 were $499.0 million or 52.8% of net sales, a decrease of $5.7 million or 1.1%, compared with international sales of $504.7 million or 50.5% of net sales for the third quarter of 2015. The $5.7 million decrease in international sales was primarily driven by the weak global economy noted above. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Orders for the third quarter of 2016 were $964.2 million, a decrease of $15.5 million or 1.6%, compared with $979.7 million for the third quarter of 2015. The decrease in orders for the third quarter of 2016 was due to a 4% internal order decline resulting from the weak global economy noted above, partially offset by a 2% increase from acquisitions.

Segment operating income for the third quarter of 2016 was $214.1 million, a decrease of $35.1 million or 14.1%, compared with segment operating income of $249.2 million for the third quarter of 2015. Segment operating income, as a percentage of net sales, decreased to 22.7% for the third quarter of 2016, compared with 25.0% for the third quarter of 2015.

Cost of sales, excluding depreciation expense for the third quarter of 2016 was $612.7 million or 64.8% of net sales, a decrease of $19.1 million or 3.0%, compared with $631.8 million or 63.3% of net sales for the third quarter of 2015. The cost of sales, excluding depreciation expense decrease for the third quarter of 2016 was affected by the net sales decrease noted above.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2016 were $113.2 million, an increase of $1.1 million or 1.0%, compared with $112.1 million for the third quarter of 2015. As a percentage of net sales, SG&A expenses were 12.0% for the third quarter of 2016, compared with 11.2% for the third quarter of 2015. Selling expenses for the third quarter of 2016 were $100.4 million or essentially flat, compared with $100.7 million for the third quarter of 2015. Selling expenses, as a percentage of net sales, increased to 10.6% for the third quarter of 2016, compared with 10.1% for the third quarter of 2015. The increase in selling expenses as a percentage of sales were due primarily to business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which tend to have a higher rate of selling expenses because of their distribution channels and higher marketing costs. Base business selling expenses decreased approximately 5% for the third quarter of 2016.

Corporate administrative expenses for the third quarter of 2016 were $12.8 million, an increase of $1.3 million or 11.3%, compared with $11.5 million for the third quarter of 2015. As a percentage of net sales, corporate administrative expenses were 1.4% for the third quarter of 2016, compared with 1.1% for the third quarter of 2015.

Depreciation expense for the third quarter of 2016 was $18.0 million or 1.9% of net sales, an increase of $1.0 million or 5.9%, compared with $17.0 million or 1.7% of net sales for the third quarter of 2015. The increase in depreciation expense for the third quarter of 2016 was driven by the impact of the acquisitions noted above.

Consolidated operating income was $201.1 million or 21.3% of net sales for the third quarter of 2016, a decrease of $36.5 million or 15.4%, compared with $237.6 million or 23.8% of net sales for the third quarter of 2015.

The effective tax rate for the third quarter of 2016 was 25.0%, compared with 26.1% for the third quarter of 2015. The effective tax rates for the third quarter of 2016 and 2015 reflect the impact of foreign earnings, which are taxed at lower rates. The third quarter of 2016 effective tax rate reflects the release of uncertain tax position liabilities primarily relating to statute expirations for U.S. Federal and State jurisdictions totaling $7.7 million. The effective tax rate for the third quarter of 2015 reflects $7.5 million of tax benefits related to the closure of an international subsidiary.

Results of Operations (continued)

Net income for the third quarter of 2016 was $130.7 million, a decrease of $25.7 million or 16.4%, compared with $156.4 million for the third quarter of 2015.

Diluted earnings per share for the third quarter of 2016 were $0.56, a decrease of $0.09 or 13.8%, compared with $0.65 per diluted share for the third quarter of 2015.

Segment Results

Electronic Instruments Group’s (“EIG”) net sales totaled $579.3 million for the third quarter of 2016, a decrease of $19.2 million or 3.2%, compared with $598.5 million for the third quarter of 2015. The net sales decrease was due to an 8% internal sales decline, driven largely by the Company’s Process businesses with exposure to oil and gas markets, offset by a 5% increase from the 2016 acquisitions of Nu Instruments, Brookfield and ESP/SurgeX.

EIG’s operating income was $142.7 million for the third quarter of 2016, a decrease of $19.8 million or 12.2%, compared with $162.5 million for the third quarter of 2015. The decrease in EIG’s operating income for the third quarter of 2016 resulted primarily from the decrease in net sales noted above and the resulting lower operating income from the Group’s base businesses. EIG’s operating margins were 24.6% of net sales for the third quarter of 2016, compared with 27.2% of net sales for the third quarter of 2015. The decrease in EIG’s operating margins for the third quarter of 2016 resulted primarily from the impact of the Group’s 8% internal sales decline.

Electromechanical Group’s (“EMG”) net sales totaled $365.7 million for the third quarter of 2016, a decrease of $34.3 million or 8.6%, compared with $400.0 million for the third quarter of 2015. The net sales decrease was due to a 7% internal sales decline, driven largely by weakness in the Company’s Engineered Materials, Interconnects and Packaging businesses, and an unfavorable 1% effect of foreign currency translation.

EMG’s operating income was $71.4 million for the third quarter of 2016, a decrease of $15.3 million or 17.6%, compared with $86.7 million for the third quarter of 2015. EMG’s operating margins were 19.5% of net sales for the third quarter of 2016, compared with 21.7% of net sales for the third quarter of 2015. The decrease in EMG’s operating income and operating margins for the third quarter of 2016 resulted primarily from the decrease in net sales noted above.

Results of operations for the first nine months of 2016 compared with the first nine months of 2015

Net sales for the first nine months of 2016 were $2,867.1 million, a decrease of $119.2 million or 4.0%, compared with net sales of $2,986.3 million for the first nine months of 2015. The decrease in net sales for the first nine months of 2016 was due to an 8% internal sales decline, partially offset by a 4% increase from acquisitions.

Total international sales for the first nine months of 2016 were $1,504.7 million or 52.5% of net sales, a decrease of $23.5 million or 1.5%, compared with international sales of $1,528.2 million or 51.2% of net sales for the first nine months of 2015. The $23.5 million decrease in international sales was primarily driven by the weak global economy noted above. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Orders for the first nine months of 2016 were $2,876.5 million, a decrease of $81.9 million or 2.8%, compared with $2,958.4 million for the first nine months of 2015. The decrease in orders for the first nine months of 2016 was due to a 6% internal order decline resulting from the weak global economy noted above, partially offset by a 3% increase from acquisitions. As a result, the Company’s backlog of unfilled orders at September 30, 2016 was $1,157.2 million, an increase of $9.4 million or 0.8%, compared with $1,147.8 million at December 31, 2015.

Results of Operations (continued)

Segment operating income for the first nine months of 2016 was $667.8 million, a decrease of $67.9 million or 9.2%, compared with segment operating income of $735.7 million for the first nine months of 2015. Segment operating income, as a percentage of net sales, decreased to 23.3% for the first nine months of 2016, compared with 24.6% for the first nine months of 2015. For the first nine months of 2015, segment operating income included $15.8 million of realignment costs recorded in the first quarter of 2015, which negatively impacted segment operating margins by approximately 50 basis points. The decrease in segment operating income and segment operating margins for the first nine months of 2016 resulted primarily from the decrease in net sales noted above.

Cost of sales, excluding depreciation expense for the first nine months of 2016 was $1,839.6 million or 64.2% of net sales, a decrease of $62.1 million or 3.3%, compared with $1,901.7 million or 63.7% of net sales for the first nine months of 2015. Cost of sales, excluding depreciation expense for the first nine months of 2015 included $15.8 million of realignment costs described above. The cost of sales, excluding depreciation expense decrease and the corresponding decrease in cost of sales, excluding depreciation expense as a percentage of sales for the first nine months of 2016 were affected by the net sales decrease noted above.

SG&A expenses for the first nine months of 2016 were $344.3 million, an increase of $8.6 million or 2.6%, compared with $335.7 million for the first nine months of 2015. As a percentage of net sales, SG&A expenses were 12.0% for the first nine months of 2016, compared with 11.2% for the first nine months of 2015. Selling expenses for the first nine months of 2016 were $306.2 million, an increase of $6.8 million or 2.3%, compared with $299.4 million for the first nine months of 2015. The selling expenses increase was due primarily to business acquisitions. Selling expenses, as a percentage of net sales, increased to 10.7% for the first nine months of 2016, compared with 10.0% for the first nine months of 2015. Selling expenses, as a percentage of net sales, increased primarily due to essentially flat period over period base business selling expenses to support the Company’s businesses, on lower first nine months of 2016 base business net sales.

Corporate administrative expenses for the first nine months of 2016 were $38.1 million, an increase of $1.8 million or 5.0%, compared with $36.3 million for the first nine months of 2015. As a percentage of net sales, corporate administrative expenses were 1.3% for the first nine months of 2016, compared with 1.2% for the first nine months of 2015.

Depreciation expense for the first nine months of 2016 was $54.5 million or 1.9% of net sales, an increase of $4.5 million or 9.0%, compared with $50.0 million or 1.7% of net sales for the first nine months of 2015. The increase in depreciation expense for the first nine months of 2016 was driven by the impact of the acquisitions noted above.

Consolidated operating income was $628.7 million or 21.9% of net sales for the first nine months of 2016, a decrease of $70.2 million or 10.0%, compared with $698.9 million or 23.4% of net sales for the first nine months of 2015.

Interest expense was $70.7 million for the first nine months of 2016, an increase of $1.7 million or 2.5%, compared with $69.0 million for the first nine months of 2015. The increase was primarily due to higher borrowings under the revolving credit facility to help fund acquisitions and share repurchases.

Other expenses, net were $10.1 million for the first nine months of 2016, an increase of $3.8 million, compared with $6.3 million for the first nine months of 2015. The increase was primarily driven by higher professional fees.

The effective tax rate for the first nine months of 2016 was 26.4%, compared with 27.2% for the first nine months of 2015. The effective tax rates for the first nine months of 2016 and 2015 reflect the impact of foreign earnings, which are taxed at lower rates. The first nine months of 2016 effective tax rate reflects tax benefits related to international and state tax planning initiatives and the release of uncertain tax position liabilities relating to statute expirations for U.S. Federal, Foreign and State jurisdictions totaling $11.6 million that occurred primarily in the second and third quarter of 2016. The first nine months of 2015 effective tax rate reflects the first quarter of 2015 release of uncertain tax position liabilities related to the conclusion of an advance thin capitalization agreement in the European Union, the second quarter of 2015 effective settlement of the U.S. research and development tax credit from the completion of an Internal Revenue Service examination for 2010 and 2011, and the third quarter of 2015 $7.5 million of tax benefits related to the closure of an international subsidiary.

Results of Operations (continued)

Net income for the first nine months of 2016 was $403.1 million, a decrease of $50.9 million or 11.2%, compared with $454.0 million for the first nine months of 2015. The first quarter of 2015 realignment costs described above reduced the first nine months of 2015 net income by $10.8 million.

Diluted earnings per share for the first nine months of 2016 were $1.72, a decrease of $0.15 or 8.0%, compared with $1.87 per diluted share for the first nine months of 2015.

Segment Results

EIG’s net sales totaled $1,744.2 million for the first nine months of 2016, a decrease of $44.6 million or 2.5%, compared with $1,788.8 million for the first nine months of 2015. The net sales decrease was due to an 8% internal sales decline, driven largely by the Company’s Process businesses with exposure to oil and gas markets, partially offset by a 5% increase from the 2016 acquisitions of Nu Instruments, Brookfield and ESP/SurgeX and the 2015 acquisition of Surface Vision.

EIG’s operating income was $436.6 million for the first nine months of 2016, a decrease of $41.1 million or 8.6%, compared with $477.7 million for the first nine months of 2015. EIG’s operating margins were 25.0% of net sales for the first nine months of 2016, compared with 26.7% of net sales for the first nine months of 2015. For the first nine months of 2015, EIG’s operating income included $9.3 million of realignment costs recorded in the first quarter of 2015, which negatively impacted EIG’s operating income margins by approximately 50 basis points. The decrease in EIG’s operating income and operating margins for the first nine months of 2016 resulted primarily from the decrease in net sales noted above.

EMG’s net sales totaled $1,122.9 million for the first nine months of 2016, a decrease of $74.6 million or 6.2%, compared with $1,197.5 million for the first nine months of 2015. The net sales decrease was due to an 8% internal sales decline, driven largely by weakness in the Company’s Engineered Materials, Interconnects and Packaging businesses and lower sales in the Company’s Floor Care and Specialty Motors businesses, and an unfavorable 1% effect of foreign currency translation, partially offset by a 3% increase from the 2015 acquisition of Global Tubes.

EMG’s operating income was $231.2 million for the first nine months of 2016, a decrease of $26.7 million or 10.4%, compared with $257.9 million for the first nine months of 2015. EMG’s operating margins were 20.6% of net sales for the first nine months of 2016, compared with 21.5% of net sales for the first nine months of 2015. For the first nine months of 2015, EMG’s operating income included $6.5 million of realignment costs recorded in the first quarter of 2015, which negatively impacted EMG’s operating income margins by approximately 60 basis points. The decrease in EMG’s operating income and operating margins for the first nine months of 2016 resulted primarily from the decrease in net sales noted above.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $509.5 million for the first nine months of 2016, an increase of $36.4 million or 7.7%, compared with $473.1 million for the first nine months of 2015. The increase in cash provided by operating activities was primarily due to the $49.4 million reduction in defined benefit pension plan contributions, driven by a $50.0 million contribution to the Company’s U.S. defined benefit pension plans in the first quarter of 2015. Free cash flow (cash flow provided by operating activities less capital expenditures) was $469.0 million for the first nine months of 2016, compared with $427.8 million for the first nine months of 2015. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $740.8 million for the first nine months of 2016, compared with $802.1 million for the first nine months of 2015. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $400.0 million for the first nine months of 2016, compared with $401.9 million for the first nine months of 2015. For the first nine months of 2016, the Company paid $360.0 million, net of cash acquired, to acquire HS Foils and Nu Instruments in July 2016, and Brookfield and ESP/SurgeX in January 2016. For the first nine months of 2015, the Company paid $356.5 million, net of cash acquired, to acquire Surface Vision in July 2015 and Global Tubes in May 2015. Additions to property, plant and equipment totaled $40.5 million for the first nine months of 2016, compared with $45.3 million for the first nine months of 2015.

Cash used for financing activities totaled $41.4 million for the first nine months of 2016, compared with $101.1 million for the first nine months of 2015. For the first nine months of 2016, the Company repurchased approximately 4,995,000 shares of its common stock for $236.1 million, compared with $306.5 million used for repurchases of approximately 5,576,000 shares for the first nine months of 2015. At September 30, 2016, $75.7 million was available under the Company’s Board of Directors authorization for future share repurchases.

On November 2, 2016, the Company’s Board of Directors approved an increase of $400 million in the authorization for repurchase of the Company’s common stock.

Short-term borrowings increased $237.1 million for the first nine months of 2016, compared with an increase of $160.2 million for the first nine months of 2015. Net long-term borrowings remained unchanged for the first nine months of 2016, compared with an increase of $53.1 million for the first nine months of 2015.

In March 2016, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $700 million revolving credit facility, which was due to expire in December 2018. The Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $850 million with a final maturity date in March 2021. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $300 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The Credit Agreement places certain restrictions on allowable additional indebtedness. Interest rates on outstanding loans under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy. At September 30, 2016, the Company had available borrowing capacity of $558.7 million under its revolving credit facility, including the $300 million accordion feature.

Financial Condition (continued)

In October 2016, the Company completed a private placement agreement to sell 500 million Euros and 225 million British pounds in senior notes to a group of institutional investors (the “2016 Private Placement”). There are two funding dates under 2016 Private Placement. The first funding occurred in October 2016 for 500 million Euros ($547.9 million), consisting of 300 million Euros ($328.7 million) in aggregate principal amount of 1.34% senior notes due October 2026 and 200 million Euros ($219.2 million) in aggregate principal amount of 1.53% senior notes due October 2028. The second funding date will be in November 2016 for 225 million British pounds, consisting of 150 million British pounds in aggregate principal amount of 2.59% senior notes due November 2028 and 75 million British pounds in aggregate principal amount of 2.70% senior notes due November 2031. The 2016 Private Placement senior notes will carry a weighted average interest rate of 1.82% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the first funding of the 2016 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility. The proceeds from the second funding of the 2016 Private Placement will be used to pay down a 40 million British pound ($52.1 million at September 30, 2016) 5.99% senior note that is maturing in November 2016 and provides the Company with additional financial flexibility to support its growth plans, including its successful acquisition strategy.

At September 30, 2016, total debt, net was $2,154.4 million, compared with $1,938.0 million at December 31, 2015. The debt-to-capital ratio was 39.0% at September 30, 2016, compared with 37.3% at December 31, 2015. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 33.6% at September 30, 2016, compared with 32.4% at December 31, 2015. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first nine months of 2016, cash and cash equivalents at September 30, 2016 totaled $445.5 million, compared with $381.0 million at December 31, 2015. At September 30, 2016, the Company had $420.5 million in cash outside the United States, compared with $357.2 million at December 31, 2015. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. In July 2016, the Company acquired HS Foils and Nu Instruments for approximately $65 million utilizing cash outside the United States. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

Contractual Obligations

As noted above, the Company completed the 2016 Private Placement in October 2016. As a result of a net increase in long-term borrowings, the Company’s obligation for interest on long-term fixed-rate debt will increase compared to the obligation noted at December 31, 2015. There have been no other material changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2016. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2016 to July 31, 2016	991,689	$45.33	991,689	$131,482,409
August 1, 2016 to August 31, 2016	1,180,106	47.31	1,180,106	75,656,744
September 1, 2016 to September 30, 2016	—	—	—	75,656,744

Total	2,171,795	46.41	2,171,795

(1)	Includes 1,795 shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $350 million authorization for the repurchase of its common stock announced in November 2015. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Amendment No. 1 to the Note Purchase Agreement, dated as of September 30, 2014.

10.2*	Amendment No. 2 to the Note Purchase Agreement, dated as of August 30, 2007.

10.3*	Amendment No. 2 to the Note Purchase Agreement, dated as of September 17, 2008.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ Thomas M. Montgomery
Thomas M. Montgomery
Senior Vice President - Comptroller
(Principal Accounting Officer)

November 3, 2016