Form 10-Q
period 2017-03-31
AMETEK INC/
filed 2017-05-08
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 30, 2017 was 230,108,187 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$1,007,682	$944,398

Operating expenses:
Cost of sales	664,935	623,681
Selling, general and administrative	122,449	112,194

Total operating expenses	787,384	735,875

Operating income	220,298	208,523
Other expenses:
Interest expense	(24,516)	(23,401)
Other, net	(4,360)	(2,080)

Income before income taxes	191,422	183,042
Provision for income taxes	52,496	48,872

Net income	$138,926	$134,170

Basic earnings per share	$0.61	$0.57

Diluted earnings per share	$0.60	$0.57

Weighted average common shares outstanding:
Basic shares	229,548	234,983

Diluted shares	231,004	236,216

Dividends declared and paid per share	$0.09	$0.09

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Total comprehensive income	$149,179	$169,276

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$570,233	$717,259
Receivables, net	603,900	592,326
Inventories, net	529,927	492,104
Deferred income taxes	—	50,004
Other current assets	83,383	76,497

Total current assets	1,787,443	1,928,190
Property, plant and equipment, net	482,908	473,230
Goodwill	2,975,039	2,818,950
Other intangibles, net	1,901,004	1,734,021
Investments and other assets	152,416	146,283

Total assets	$7,298,810	$7,100,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$337,951	$278,921
Accounts payable	382,805	369,537
Income taxes payable	44,401	29,913
Accrued liabilities	251,641	246,070

Total current liabilities	1,016,798	924,441
Long-term debt, net	2,076,577	2,062,644
Deferred income taxes	582,838	621,776
Other long-term liabilities	218,362	235,300

Total liabilities	3,894,575	3,844,161

Stockholders’ equity:
Common stock	2,622	2,615
Capital in excess of par value	623,520	604,143
Retained earnings	4,521,986	4,403,683
Accumulated other comprehensive loss	(532,136)	(542,389)
Treasury stock	(1,211,757)	(1,211,539)

Total stockholders’ equity	3,404,235	3,256,513

Total liabilities and stockholders’ equity	$7,298,810	$7,100,674

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash provided by (used for):
Operating activities:
Net income	$138,926	$134,170
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	42,541	40,086
Deferred income taxes	4,767	5,063
Share-based compensation expense	5,328	5,079
Net change in assets and liabilities, net of acquisitions	1,510	(31,847)
Pension contribution	(50,853)	(1,157)
Other, net	225	225

Total operating activities	142,444	151,619

Investing activities:
Additions to property, plant and equipment	(13,385)	(11,115)
Purchases of businesses, net of cash acquired	(334,543)	(294,611)
Other, net	(324)	—

Total investing activities	(348,252)	(305,726)

Financing activities:
Net change in short-term borrowings	58,894	283,333
Repurchases of common stock	(172)	(116,659)
Cash dividends paid	(20,623)	(21,006)
Excess tax benefits from share-based payments	—	1,966
Proceeds from employee stock plans and other, net	13,785	2,004

Total financing activities	51,884	149,638

Effect of exchange rate changes on cash and cash equivalents	6,898	10,404

(Decrease) increase in cash and cash equivalents	(147,026)	5,935

Cash and cash equivalents:
Beginning of period	717,259	381,005

End of period	$570,233	$386,940

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2017, and the consolidated results of its operations and its cash flows for the three months ended March 31, 2017 and 2016 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.

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

ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and may be early adopted for interim and annual reporting periods beginning after December 15, 2016. The Company will adopt ASU 2014-09 as of January 1, 2018. The guidance permits adoption by retrospectively applying the guidance to each prior reporting period presented (full retrospective method) or prospectively applying the guidance and providing additional disclosures comparing results to previous guidance, with the cumulative effect of initially applying the guidance recognized in beginning retained earnings at the date of initial application (modified retrospective method). The Company expects to determine its method of adoption by the end of the second quarter of 2017.

The Company is currently evaluating the impact of the potential changes identified by its initial assessment work. The standard is expected to impact the Company’s revenue recognition processes, primarily in the areas of the allocation of contract revenues (such as installations, training and warranty services) and the timing of when certain revenues should be recognized (“over-time” or at a “point-in-time”). The Company is continuing to determine the impact ASU 2014-09 may have on its consolidated results of operations, financial position, cash flows and financial statement disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. As prescribed in this update, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). The Company prospectively adopted ASU 2015-11 effective January 1, 2017 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. The Company prospectively adopted ASU 2015-17 effective January 1, 2017 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows. The December 31, 2016 consolidated balance sheet was not adjusted for the adoption of ASU 2015-17.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes changes to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company prospectively adopted ASU 2016-09 effective January 1, 2017. For the three months ended March 31, 2017, the Company recorded a tax benefit of $5.8 million within Provision for income taxes related to the tax effects of share-based payment transactions. Prior to adoption, this amount would have been recorded as a reduction of Capital in excess of par value. The adoption of this standard could create volatility in the Company’s effective tax rate going forward. The Company elected not to change its accounting policy with respect to the estimation of forfeitures. The Company no longer reclassifies the excess tax benefits from share-based payments from operating activities to financing activities in the consolidated statement of cash flows. For the three months ended March 31, 2017, the Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share and the related increase in the Company’s diluted weighted average common shares outstanding was not significant.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of assets is not a business. ASU 2017-01 requires that, to be a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017. ASU 2017-01 will be applied prospectively to any transactions occurring within the period of adoption. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The Company does not expect the adoption of ASU 2017-01 to have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (second step) to measure a goodwill impairment charge. Under the guidance, an impairment charge will be measured based on the excess of the reporting unit’s carrying amount over its fair value (first step). ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 effective January 1, 2017 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost will be presented outside of operating income. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company has not determined the impact ASU 2017-07 may have on the Company’s consolidated results of operations, financial position or cash flows.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Weighted average shares:
Basic shares	229,548	234,983
Equity-based compensation plans	1,456	1,233

Diluted shares	231,004	236,216

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(338,631)	$(203,758)	$(542,389)	$(250,593)	$(155,038)	$(405,631)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	4,679	—	4,679	21,679	—	21,679
Change in long-term intercompany notes	2,704	—	2,704	13,703	—	13,703
Net investment hedges	1,044	—	1,044	(2,910)	—	(2,910)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	3,512	3,512	—	2,484	2,484
Income tax benefit (expense)	(365)	(1,321)	(1,686)	1,019	(869)	150

Other comprehensive (loss) income, net of tax	8,062	2,191	10,253	33,491	1,615	35,106

Balance at the end of the period	$(330,569)	$(201,567)	$(532,136)	$(217,102)	$(153,423)	$(370,525)

Reclassifications for the amortization of defined benefit pension plans are included in Cost of sales in the consolidated statement of income. See Note 11 for further details.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

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

The following table provides the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, consistent with the fair value hierarchy:

	March 31, 2017	December 31, 2016
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$7,623	$7,317

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the three months ended March 31, 2017, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2017.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at March 31, 2017 and December 31, 2016 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Short-term borrowings, net	$(58,192)	$(58,192)	$—	$—
Long-term debt, net (including current portion)	(2,356,336)	(2,400,520)	(2,341,565)	(2,386,901)

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

March 31, 2017

(Unaudited)

6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2017, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At March 31, 2017, the Company had $382.3 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2017, the Company had $534.9 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound-and Euro-denominated loans being designated and 100% effective as net investment hedges, $13.1 million of currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2017.

7.	Inventories, net

	March 31,	December 31,
	2017	2016
	(In thousands)
Finished goods and parts	$88,893	$75,827
Work in process	109,653	101,484
Raw materials and purchased parts	331,381	314,793

Total inventories, net	$529,927	$492,104

8.	Acquisitions

The Company spent $334.5 million in cash, net of cash acquired, plus a potential $30 million contingent payment due upon the achievement of certain milestones to acquire Rauland-Borg Corporation (“Rauland”) in February 2017. Rauland is a global provider of enterprise clinical and education communications solutions for hospitals, healthcare systems and educational facilities. Rauland is part of AMETEK’s Electronic Instruments Group.

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the above acquisition based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$13.3
Goodwill	146.0
Other intangible assets	184.5
Long-term liabilities	(9.4)
Net working capital and other(1)	25.6

Total purchase price	360.0
Less: Contingent payment liability	(25.5)

Total cash paid	$334.5

(1)	Includes $22.3 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisition as follows: Rauland provides the Company with an attractive new growth segment within the medical technology market, strong growth opportunities in its core markets and incremental growth opportunities through acquisitions and international expansion. The Company expects approximately $146 million of the goodwill recorded in connection with the Rauland acquisition will be tax deductible in future years.

At March 31, 2017, purchase price allocated to other intangible assets of $184.5 million consists of $36.6 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $147.9 million of other intangible assets consists of a $111.0 million customer relationship, which is being amortized over a period of 20 years and $36.9 million of purchased technology, which is being amortized over a period of 15 years. Amortization expense for each of the next five years for the Rauland acquisition is expected to approximate $8 million per year.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its Rauland acquisition, including inventory, property, plant and equipment, goodwill, customer relationships, trade names, purchased technology, and the accounting for income taxes and certain long-term liabilities.

The above mentioned contingent payment is based on Rauland achieving a certain cumulative revenue target over the period October 1, 2016 to September 30, 2018. If Rauland achieves the target, the $30 million contingent payment will be made; however, if the target is not achieved, no payment will be made. At the acquisition date, the estimated fair value of the contingent payment liability was $25.5 million, which was based on a probabilistic approach using level 3 inputs.

The Rauland acquisition had an immaterial impact on reported net sales, net income and diluted earnings per share for the three months ended March 31, 2017. Had the Rauland acquisition been made at the beginning of 2017 or 2016, unaudited pro forma net sales, net income and diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively, would not have been materially different than the amounts reported.

Subsequent Event

In April 2017, the Company entered into a definitive merger agreement under which AMETEK will acquire all of the outstanding shares of common stock of MOCON, Inc. The aggregate enterprise value of the transaction is approximately $182 million, including MOCON’s outstanding equity awards and net cash to be acquired in the transaction. For the calendar year ended December 31, 2016, MOCON had sales of approximately $63 million. MOCON is a provider of laboratory and field gas analysis instrumentation to research laboratories, production facilities and quality control departments in food and beverage, pharmaceutical and industrial applications and will join AMETEK’s Electronic Instruments Group. The closing of the definitive merger agreement is subject to customary closing conditions, including the approval of MOCON’s shareholders and applicable regulatory approvals. The transaction is expected to be completed towards the end of the second quarter or the beginning of the third quarter of 2017.

9.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2016	$1,817.0	$1,002.0	$2,819.0
Goodwill acquired	146.0	—	146.0
Purchase price allocation adjustments and other	—	0.6	0.6
Foreign currency translation adjustments	5.0	4.4	9.4

Balance at March 31, 2017	$1,968.0	$1,007.0	$2,975.0

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

10.	Income Taxes

At March 31, 2017, the Company had gross unrecognized tax benefits of $59.2 million, of which $49.9 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2016	$57.9
Additions for tax positions	1.3
Reductions for tax positions	—

Balance at March 31, 2017	$59.2

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2017 and 2016 were not significant.

11.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Defined benefit plans:
Service cost	$1,855	$1,659
Interest cost	6,805	7,613
Expected return on plan assets	(13,238)	(12,969)
Amortization of net actuarial loss and other	3,512	2,484

Pension income	(1,066)	(1,213)

Other plans:
Defined contribution plans	7,034	7,042
Foreign plans and other	1,476	1,336

Total other plans	8,510	8,378

Total net pension expense	$7,444	$7,165

For the three months ended March 31, 2017 and 2016, contributions to the Company’s defined benefit pension plans were $50.9 million and $1.2 million, respectively. The Company’s current estimate of 2017 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

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

Changes in the accrued product warranty obligation were as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Balance at the beginning of the period	$22,007	$22,761
Accruals for warranties issued during the period	3,505	3,104
Settlements made during the period	(3,210)	(4,010)
Warranty accruals related to acquired businesses and other during the period	1,470	729

Balance at the end of the period	$23,772	$22,584

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2017, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at March 31, 2017 and December 31, 2016 were $28.2 million and $28.4 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2017, the Company recorded $1.2 million in reserves and the reserve increased $0.1 million due to foreign currency translation. Additionally, the Company spent $1.5 million on environmental matters for the three months ended March 31, 2017. The Company’s reserves for environmental liabilities at March 31, 2017 and December 31, 2016 include reserves of $12.5 million and $12.4 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At March 31, 2017, the Company had $11.9 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

At March 31, 2017, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2016, other than those described in the acquisitions footnote (Note 8), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three months ended March 31, 2017 and 2016 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

15.	Restructuring Charges

During the fourth quarter of 2016, the Company recorded pre-tax restructuring charges totaling $25.6 million, which had the effect of reducing net income by $17.0 million. The restructuring charges were reported in the consolidated statement of income as follows: $24.0 million in Cost of sales and $1.6 million in Selling, general and administrative expenses. The restructuring charges were reported in segment operating income as follows: $12.4 million in EIG, $11.6 million in EMG and $1.6 million in corporate administrative expenses. The restructuring actions primarily related to $19.3 million in severance costs for a reduction in workforce and $6.2 million of asset write-downs in response to the impact of a weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities will be broadly implemented across the Company’s various businesses through the end of 2017, with most actions expected to be completed in 2018.

During the fourth quarter of 2015, the Company recorded pre-tax restructuring charges totaling $20.7 million, which had the effect of reducing net income by $13.9 million. The restructuring charges were reported in the consolidated statement of income as follows: $20.0 million in Cost of sales and $0.7 million in Selling, general and administrative expenses. The restructuring charges were reported in segment operating income as follows: $9.3 million in EIG, $10.8 million in EMG and $0.7 million in corporate administrative expenses. The restructuring actions primarily related to a reduction in workforce in response to the impact of a weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities have been broadly implemented across the Company’s various businesses with all actions expected to be completed in the second half of 2017.

Accrued liabilities in the Company’s consolidated balance sheet included amounts related to the 2016 and 2015 restructuring charges as follows (in millions):

	Fourth Quarter of 2016 Restructuring	Fourth Quarter of 2015 Restructuring
Balance at December 31, 2016	$19.2	$9.2
Utilization	(1.9)	(1.0)
Foreign currency translation adjustments and other	(0.2)	—

Balance at March 31, 2017	$17.1	$8.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net sales(1):
Electronic Instruments	$619,769	$568,956
Electromechanical	387,913	375,442

Consolidated net sales	$1,007,682	$944,398

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$156,721	$141,832
Electromechanical	79,350	79,426

Total segment operating income	236,071	221,258
Corporate administrative and other expenses	(15,773)	(12,735)

Consolidated operating income	220,298	208,523
Interest and other expenses, net	(28,876)	(25,481)

Consolidated income before income taxes	$191,422	$183,042

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

For the quarter ended March 31, 2017, the Company posted record orders and strong sales, operating income, operating income margins, net income and diluted earnings per share. The Company achieved these results from organic sales growth in both the Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”), contributions from the acquisitions of Rauland-Borg Corporation (“Rauland”) in February 2017, Laserage Technology Corporation (“Laserage”) in October 2016, HS Foils and Nu Instruments in July 2016, and Brookfield Engineering Laboratories (“Brookfield”) and ESP/SurgeX in January 2016, as well as our Operational Excellence initiatives, including the 2016 realignment actions.

The Company recorded realignment costs totaling $25.6 million in the fourth quarter of 2016 (the “2016 realignment costs”). The restructuring actions primarily related to $19.3 million in severance costs for a reduction in workforce and $6.2 million of asset write-downs in response to the impact of a weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. See Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

For 2017, the strengthening global economic environment compared to 2016, the full year impact of the 2017 and 2016 acquisitions and continued focus on and implementation of Operational Excellence initiatives, including the 2016 realignment actions, are expected to have a positive impact on the remainder of the Company’s 2017 results.

Results of operations for the first quarter of 2017 compared with the first quarter of 2016

Net sales for the first quarter of 2017 were $1,007.7 million, an increase of $63.3 million or 6.7%, compared with net sales of $944.4 million for the first quarter of 2016. The increase in net sales for the first quarter of 2017 was due to 4% organic sales growth and a 4% increase from acquisitions, partially offset by an unfavorable 1% effect of foreign currency translation.

Results of Operations (continued)

Total international sales for the first quarter of 2017 were $525.1 million or 52.1% of net sales, an increase of $28.8 million or 5.8%, compared with international sales of $496.3 million or 52.6% of net sales for the first quarter of 2016. The $28.8 million increase in international sales was primarily driven by higher organic sales growth. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Orders for the first quarter of 2017 were $1,120.3 million, an increase of $152.4 million or 15.7%, compared with $967.9 million for the first quarter of 2016. The increase in orders for the first quarter of 2017 was due to 9% organic order growth and an 8% increase from acquisitions, partially offset by an unfavorable 1% effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders was a record at March 31, 2017 of $1,269.1 million, an increase of $112.6 million or 9.7%, compared with $1,156.5 million at December 31, 2016.

Segment operating income for the first quarter of 2017 was $236.1 million, an increase of $14.8 million or 6.7%, compared with segment operating income of $221.3 million for the first quarter of 2016. Segment operating income, as a percentage of net sales, was 23.4% for both the first quarter of 2017 and 2016. The increase in segment operating income for the first quarter of 2017 resulted primarily from the increase in net sales noted above.

Cost of sales for the first quarter of 2017 was $664.9 million or 66.0% of net sales, an increase of $41.2 million or 6.6%, compared with $623.7 million or 66.0% of net sales for the first quarter of 2016. The cost of sales increase for the first quarter of 2017 was affected by the net sales increase noted above.

Selling, general and administrative (“SG&A”) expenses for the first quarter of 2017 were $122.4 million, an increase of $10.2 million or 9.1%, compared with $112.2 million for the first quarter of 2016. As a percentage of net sales, SG&A expenses were 12.1% for the first quarter of 2017, compared with 11.9% for the first quarter of 2016. Selling expenses for the first quarter of 2017 were $106.7 million, an increase of $7.2 million or 7.2%, compared with $99.5 million for the first quarter of 2016. Selling expenses, as a percentage of net sales, increased to 10.6% for the first quarter of 2017, compared with 10.5% for the first quarter of 2016. The selling expenses increase and the corresponding increase in selling expenses as a percentage of sales were due primarily to business acquisitions. The Company’s acquisition strategy generally is to acquire differentiated businesses, which tend to have a higher rate of selling expenses because of their distribution channels and higher marketing costs. Base business selling expenses increased approximately 2% for the first quarter of 2017, which was in line with internal sales growth.

Corporate administrative expenses for the first quarter of 2017 were $15.8 million, an increase of $3.1 million or 24.4%, compared with $12.7 million for the first quarter of 2016. As a percentage of net sales, corporate administrative expenses were 1.6% for the first quarter of 2017, compared with 1.3% for the first quarter of 2016. The increase in corporate administrative expenses was primarily driven by higher compensation-related costs and consulting expenses.

Consolidated operating income was $220.3 million or 21.9% of net sales for the first quarter of 2017, an increase of $11.8 million or 5.7%, compared with $208.5 million or 22.1% of net sales for the first quarter of 2016.

The effective tax rate for the first quarter of 2017 was 27.4%, compared with 26.7% for the first quarter of 2016. The effective tax rates for the first quarter of 2017 and 2016 reflect the impact of foreign earnings, which are taxed at lower rates. The first quarter of 2017 effective tax rate reflects $5.8 million of tax benefits related to share-based payment transactions in accordance with the January 1, 2017 adoption of ASU 2016-09. See Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. The first quarter of 2016 effective tax rate reflects tax benefits related to international tax planning initiatives.

Net income for the first quarter of 2017 was $138.9 million, an increase of $4.7 million or 3.5%, compared with $134.2 million for the first quarter of 2016.

Diluted earnings per share for the first quarter of 2017 were $0.60, an increase of $0.03 or 5.3%, compared with $0.57 per diluted share for the first quarter of 2016.

Results of Operations (continued)

Segment Results

EIG’s net sales totaled $619.8 million for the first quarter of 2017, an increase of $50.8 million or 8.9%, compared with $569.0 million for the first quarter of 2016. The net sales increase was due to a 6% increase from the 2017 acquisition of Rauland and 2016 acquisitions of HS Foils, Nu Instruments, Brookfield and ESP/SurgeX, and 4% organic sales growth, partially offset by an unfavorable 1% effect of foreign currency translation.

EIG’s operating income was $156.7 million for the first quarter of 2017, an increase of $14.9 million or 10.5%, compared with $141.8 million for the first quarter of 2016. EIG’s operating margins were 25.3% of net sales for the first quarter of 2017, compared with 24.9% of net sales for the first quarter of 2016. The increase in EIG’s operating income and operating margins for the first quarter of 2017 was primarily due to the higher sales mentioned above, as well as the benefits of the Group’s Operational Excellence initiatives.

EMG’s net sales totaled $387.9 million for the first quarter of 2017, an increase of $12.5 million or 3.3%, compared with $375.4 million for the first quarter of 2016. The net sales increase was due to 4% organic sales growth and a 1% increase from the 2016 acquisition of Laserage, partially offset by an unfavorable 2% effect of foreign currency translation.

EMG’s operating income was $79.4 million for both the first quarter of 2017 and 2016. EMG’s operating margins were 20.5% of net sales for the first quarter of 2017, compared with 21.2% of net sales for the first quarter of 2016. The decrease in EMG’s operating income margins for the first quarter of 2017 was primarily due to weaker profitability in EMG’s engineered materials, interconnects and packaging businesses.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $142.4 million for the first three months of 2017, a decrease of $9.2 million or 6.1%, compared with $151.6 million for the first three months of 2016. The decrease in cash provided by operating activities was primarily due to the $49.7 million increase in defined benefit pension plan contributions, driven by a $50.1 million contribution to the Company’s defined benefit pension plans in the first quarter of 2017, with $40.0 million contributed to U.S. defined benefit pension plans and $10.1 million contributed to foreign defined benefit pension plans. Offsetting the increase in defined benefit pension plan contributions was lower overall operating working capital levels driven by the Company’s continued focus on working capital management.

Free cash flow (cash flow provided by operating activities less capital expenditures) was $129.1 million for the first three months of 2017, compared with $140.5 million for the first three months of 2016. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $257.9 million for the first three months of 2017, compared with $246.3 million for the first three months of 2016. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $348.3 million for the first three months of 2017, compared with $305.7 million for the first three months of 2016. For the first three months of 2017, the Company paid $334.5 million, net of cash acquired, to acquire Rauland in February 2017. For the first three months of 2016, the Company paid $294.6 million, net of cash acquired, to acquire Brookfield and ESP/SurgeX in January 2016. Additions to property, plant and equipment totaled $13.4 million for the first three months of 2017, compared with $11.1 million for the first three months of 2016.

Cash provided by financing activities totaled $51.9 million for the first three months of 2017, compared with $149.6 million for the first three months of 2016. For the first three months of 2017, short-term borrowings increased $58.9 million, compared with an increase of $283.3 million for the first three months of 2016. At March 31, 2017, the Company had available borrowing capacity of $1,058.2 million under its revolving credit facility, including the $300 million accordion feature.

For the first three months of 2017, the Company repurchased approximately 3,000 shares of its common stock for $0.2 million, compared with $116.7 million used for repurchases of approximately 2,406,000 shares for the first three months of 2016. At March 31, 2017, $375.4 million was available under the Company’s Board of Directors authorization for future share repurchases.

At March 31, 2017, total debt, net was $2,414.5 million, compared with $2,341.6 million at December 31, 2016. In the fourth quarter of 2017, $270 million of 6.20% senior notes will mature and become payable. The debt-to-capital ratio was 41.5% at March 31, 2017, compared with 41.8% at December 31, 2016. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 35.1% at March 31, 2017, compared with 33.3% at December 31, 2016. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first three months of 2017, cash and cash equivalents at March 31, 2017 totaled $570.2 million, compared with $717.3 million at December 31, 2016. At March 31, 2017, the Company had $536.1 million in cash outside the United States, compared with $481.6 million at December 31, 2016. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2017. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2017 to January 31, 2017	—	$—	—	$375,594,178
February 1, 2017 to February 28, 2017	3,129	51.63	3,129	375,432,621
March 1, 2017 to March 31, 2017	189	54.21	189	375,422,375

Total	3,318	51.78	3,318

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $400 million authorization for the repurchase of its common stock announced in November 2016. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated May 8, 2017.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ Thomas M. Montgomery
Thomas M. Montgomery
Senior Vice President - Comptroller
(Principal Accounting Officer)

May 8, 2017