Form 10-Q
period 2017-09-30
AMETEK INC/
filed 2017-11-02
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer) ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 24, 2017 was 231,117,205 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$1,084,799	$945,030	$3,157,085	$2,867,134

Operating expenses:
Cost of sales	719,718	630,744	2,084,392	1,894,136
Selling, general and administrative	132,250	113,170	387,179	344,323

Total operating expenses	851,968	743,914	2,471,571	2,238,459

Operating income	232,831	201,116	685,514	628,675
Other expenses:
Interest expense	(24,709)	(23,609)	(73,777)	(70,716)
Other, net	(3,695)	(3,259)	(12,533)	(10,108)

Income before income taxes	204,427	174,248	599,204	547,851
Provision for income taxes	50,896	43,561	156,266	144,801

Net income	$153,531	$130,687	$442,938	$403,050

Basic earnings per share	$0.67	$0.56	$1.93	$1.73

Diluted earnings per share	$0.66	$0.56	$1.91	$1.72

Weighted average common shares outstanding:
Basic shares	230,439	231,894	230,049	233,387

Diluted shares	232,253	232,721	231,615	234,576

Dividends declared and paid per share	$0.09	$0.09	$0.27	$0.27

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total comprehensive income	$185,167	$124,135	$522,665	$378,820

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$736,415	$717,259
Receivables, net	640,815	592,326
Inventories, net	546,876	492,104
Deferred income taxes	—	50,004
Other current assets	100,377	76,497

Total current assets	2,024,483	1,928,190

Property, plant and equipment, net	494,973	473,230
Goodwill	3,138,742	2,818,950
Other intangibles, net	1,965,973	1,734,021
Investments and other assets	159,130	146,283

Total assets	$7,783,301	$7,100,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$509,567	$278,921
Accounts payable	409,357	369,537
Income taxes payable	47,604	29,913
Accrued liabilities	303,813	246,070

Total current liabilities	1,270,341	924,441

Long-term debt, net	1,920,879	2,062,644
Deferred income taxes	608,971	621,776
Other long-term liabilities	216,955	235,300

Total liabilities	4,017,146	3,844,161

Stockholders’ equity:
Common stock	2,630	2,615
Capital in excess of par value	649,807	604,143
Retained earnings	4,784,618	4,403,683
Accumulated other comprehensive loss	(462,662)	(542,389)
Treasury stock	(1,208,238)	(1,211,539)

Total stockholders’ equity	3,766,155	3,256,513

Total liabilities and stockholders’ equity	$7,783,301	$7,100,674

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash provided by (used for):
Operating activities:
Net income	$442,938	$403,050
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	131,005	122,968
Deferred income taxes	20,492	(2,638)
Share-based compensation expense	19,689	16,393
Gain on sale of facility	(1,133)	—
Net change in assets and liabilities, net of acquisitions	19,221	(27,428)
Pension contribution	(52,493)	(3,003)
Other, net	675	175

Total operating activities	580,394	509,517

Investing activities:
Additions to property, plant and equipment	(45,630)	(40,497)
Purchases of businesses, net of cash acquired	(518,634)	(359,976)
Proceeds from sale of facility	2,239	—
Other, net	(400)	500

Total investing activities	(562,425)	(399,973)

Financing activities:
Net change in short-term borrowings	(9,601)	237,100
Repurchases of common stock	(6,730)	(236,078)
Cash dividends paid	(62,003)	(62,705)
Excess tax benefits from share-based payments	—	5,061
Proceeds from employee stock plans and other, net	35,345	15,234

Total financing activities	(42,989)	(41,388)

Effect of exchange rate changes on cash and cash equivalents	44,176	(3,692)

Increase in cash and cash equivalents	19,156	64,464

Cash and cash equivalents:
Beginning of period	717,259	381,005

End of period	$736,415	$445,469

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2017, the consolidated results of its operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.

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

ASU 2014-09 is primarily expected to impact the Company’s revenue recognition procedures by requiring recognition of certain revenues to move from upon shipment or delivery to over-time. The recording of certain revenues over-time is not expected to have a material impact on the Company’s consolidated results of operations or financial position. Also, the Company is developing the additional expanded disclosures required. The Company is in the process of implementing the appropriate changes to business processes and controls to support recognition and disclosure under ASU 2014-09. The Company does not currently expect the adoption of ASU 2014-09 to have a material impact on its consolidated results of operations, financial position and cash flows.

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

September 30, 2017

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes changes to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company prospectively adopted ASU 2016-09 effective January 1, 2017. For the three and nine months ended September 30, 2017, the Company recorded a tax benefit of $2.5 million and $11.4 million, respectively, within Provision for income taxes related to the tax effects of share-based payment transactions. Prior to adoption, this amount would have been recorded as a component of Capital in excess of par value. The adoption of this standard could create volatility in the Company’s effective tax rate going forward. The Company elected not to change its accounting policy with respect to the estimation of forfeitures. The Company no longer reclassifies the excess tax benefits from share-based payments from operating activities to financing activities in the consolidated statement of cash flows. For the three and nine months ended September 30, 2017, the Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share and the related increase in the Company’s diluted weighted average common shares outstanding was not significant.

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

September 30, 2017

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Weighted average shares:
Basic shares	230,439	231,894	230,049	233,387
Equity-based compensation plans	1,814	827	1,566	1,189

Diluted shares	232,253	232,721	231,615	234,576

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

4.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(294,922)	$(199,376)	$(494,298)	$(271,501)	$(151,808)	$(423,309)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	37,642	—	37,642	(10,441)	—	(10,441)
Change in long-term intercompany notes	12,035	—	12,035	3,063	—	3,063
Net investment hedge instruments	(32,422)	—	(32,422)	(1,212)	—	(1,212)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	3,512	3,512	—	2,484	2,484
Income tax benefit (expense)	12,190	(1,321)	10,869	423	(869)	(446)

Other comprehensive income (loss), net of tax	29,445	2,191	31,636	(8,167)	1,615	(6,552)

Balance at the end of the period	$(265,477)	$(197,185)	$(462,662)	$(279,668)	$(150,193)	$(429,861)

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(338,631)	$(203,758)	$(542,389)	$(250,593)	$(155,038)	$(405,631)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	101,846	—	101,846	(26,581)	—	(26,581)
Change in long-term intercompany notes	30,727	—	30,727	6,862	—	6,862
Net investment hedge instruments	(95,311)	—	(95,311)	(14,393)	—	(14,393)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	10,536	10,536	—	7,452	7,452
Income tax benefit (expense)	35,892	(3,963)	31,929	5,037	(2,607)	2,430

Other comprehensive income (loss), net of tax	73,154	6,573	79,727	(29,075)	4,845	(24,230)

Balance at the end of the period	$(265,477)	$(197,185)	$(462,662)	$(279,668)	$(150,193)	$(429,861)

Reclassifications for the amortization of defined benefit pension plans are included in Cost of sales in the consolidated statement of income. See Note 12 for further details.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

The following table provides the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, consistent with the fair value hierarchy:

	September 30, 2017	December 31, 2016
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$7,896	$7,317

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the nine months ended September 30, 2017 and 2016, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2017 and 2016.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at September 30, 2017 and December 31, 2016 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
(In thousands)
Short-term borrowings, net	$—	$—	$—	$—
Long-term debt, net (including current portion)	(2,430,446)	(2,456,920)	(2,341,565)	(2,386,901)

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

September 30, 2017

(Unaudited)

6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2017, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At September 30, 2017, the Company had $408.7 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At September 30, 2017, the Company had $590.7 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound-and Euro-denominated loans being designated and 100% effective as net investment hedges, $95.3 million of currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2017.

7.	Inventories, net

	September 30,	December 31,
	2017	2016
	(In thousands)
Finished goods and parts	$79,897	$75,827
Work in process	118,979	101,484
Raw materials and purchased parts	348,000	314,793

Total inventories, net	$546,876	$492,104

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the 2017 acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$21.5
Goodwill	256.4
Other intangible assets	269.5
Long-term liabilities	(10.6)
Deferred income taxes	(27.2)
Net working capital and other(1)	34.5

Total purchase price	544.1
Less: Contingent payment liability	(25.5)

Total cash paid	$518.6

(1)	Includes $30.7 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the 2017 acquisitions as follows: Rauland provides the Company with attractive new growth opportunities within the medical technology market, strong growth opportunities in its core markets and incremental growth opportunities through acquisitions and international expansion. MOCON’s products and technologies complement the Company’s existing gas analysis instrumentation business and provides it with opportunities to expand into the growing food and pharmaceutical package testing market. The Company expects approximately $146 million of the goodwill recorded in connection with the 2017 acquisitions will be tax deductible in future years.

At September 30, 2017, purchase price allocated to other intangible assets of $269.5 million consists of $53.6 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $215.9 million of other intangible assets consists of $162.0 million of customer relationships, which are being amortized over a period of 18 years and $53.9 million of purchased technology, which is being amortized over a period of 18 years. Amortization expense for each of the next five years for the 2017 acquisitions is expected to approximate $12 million per year.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2017 acquisitions, including inventory, property, plant and equipment, goodwill, customer relationships, trade names, purchased technology, and the accounting for income taxes and certain long-term liabilities.

The above mentioned contingent payment is based on Rauland achieving a certain cumulative revenue target over the period October 1, 2016 to September 30, 2018. If Rauland achieves the target, the $30 million contingent payment will be made; however, if the target is not achieved, no payment will be made. At the acquisition date, the estimated fair value of the contingent payment liability was $25.5 million, which was based on a probabilistic approach using level 3 inputs. At September 30, 2017, there was no change to the estimated fair value of the contingent payment liability.

The 2017 acquisitions had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2017. Had the 2017 acquisitions been made at the beginning of 2017 or 2016, unaudited pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, respectively, would not have been materially different than the amounts reported.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

9.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	Electronic Instruments Group	Electro- mechanical Group	Total
	(In millions)
Balance at December 31, 2016	$1,817.0	$1,002.0	$2,819.0
Goodwill acquired	256.4	—	256.4
Purchase price allocation adjustments and other	0.1	0.6	0.7
Foreign currency translation adjustments	31.2	31.4	62.6

Balance at September 30, 2017	$2,104.7	$1,034.0	$3,138.7

10.	Income Taxes

At September 30, 2017, the Company had gross unrecognized tax benefits of $58.5 million, of which $49.0 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2016	$57.9
Additions for tax positions	8.7
Reductions for tax positions	(8.1)

Balance at September 30, 2017	$58.5

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2017 and 2016 were not significant.

11.	Share-Based Compensation

Total share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Stock option expense	$2,482	$2,311	$7,449	$7,634
Restricted stock expense	3,094	3,047	12,240	8,759

Total pre-tax expense	$5,576	$5,358	$19,689	$16,393

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported. The nine months ended September 30, 2017 includes a second quarter of 2017 $2.5 million pre-tax charge in corporate administrative expenses related to the accelerated vesting of restricted stock grants in association with the retirement of the Company’s Executive Chairman of the Board of Directors.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Expected volatility	18.0%	21.8%
Expected term (years)	5.0	5.0
Risk-free interest rate	1.94%	1.23%
Expected dividend yield	0.60%	0.77%
Black-Scholes-Merton fair value per stock option granted	$11.05	$9.14

Expected volatility is based on the historical volatility of the Company’s stock over the stock options’ expected term. The Company used historical exercise data to estimate the stock options’ expected term, which represents the period of time that the stock options granted are expected to be outstanding. Management anticipates that the future stock option holding periods will be similar to the historical stock option holding periods. The risk-free interest rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve at the time of grant. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2016	6,011	$42.25
Granted	1,331	60.32
Exercised	(1,388)	30.96
Forfeited	(180)	52.17
Expired	(8)	52.10

Outstanding at September 30, 2017	5,766	$48.81	4.4	$99.3

Exercisable at September 30, 2017	3,010	$43.74	3.1	$67.1

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2017 was $37.4 million. The total fair value of stock options vested during the nine months ended September 30, 2017 was $12.4 million. As of September 30, 2017, there was approximately $24 million of expected future pre-tax compensation expense related to the 2.8 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2016	1,019	$48.59
Granted	335	60.24
Vested	(317)	47.41
Forfeited	(66)	51.33

Nonvested restricted stock outstanding at September 30, 2017	971	$53.32

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

The total fair value of restricted stock vested during the nine months ended September 30, 2017 was $15.0 million. As of September 30, 2017, there was approximately $32 million of expected future pre-tax compensation expense related to the 1.0 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

12.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Defined benefit plans:
Service cost	$1,919	$1,628	$5,657	$4,956
Interest cost	6,904	7,448	20,566	22,688
Expected return on plan assets	(13,343)	(12,693)	(39,884)	(38,639)
Amortization of net actuarial loss and other	3,512	2,484	10,536	7,452

Pension income	(1,008)	(1,133)	(3,125)	(3,543)

Other plans:
Defined contribution plans	5,830	5,660	18,788	18,537
Foreign plans and other	1,435	1,525	4,323	4,203

Total other plans	7,265	7,185	23,111	22,740

Total net pension expense	$6,257	$6,052	$19,986	$19,197

For the nine months ended September 30, 2017 and 2016, contributions to the Company’s defined benefit pension plans were $52.5 million and $3.0 million, respectively. The Company’s current estimate of 2017 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

13.	Product Warranties

The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary among the Company’s operations, but generally do not exceed one year. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Balance at the beginning of the period	$22,007	$22,761
Accruals for warranties issued during the period	12,235	9,630
Settlements made during the period	(13,690)	(11,697)
Warranty accruals related to acquired businesses and other during the period	2,372	1,233

Balance at the end of the period	$22,924	$21,927

Certain settlements of warranties made during the period were for specific nonrecurring warranty obligations. Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

14.	Contingencies

Asbestos Litigation

The Company (including its subsidiaries) has been named as a defendant in a number of asbestos-related lawsuits. Certain of these lawsuits relate to a business which was acquired by the Company and do not involve products which were manufactured or sold by the Company. In connection with these lawsuits, the seller of such business has agreed to indemnify the Company against these claims (the “Indemnified Claims”). The Indemnified Claims have been tendered to, and are being defended by, such seller. The seller has met its obligations, in all respects, and the Company does not have any reason to believe such party would fail to fulfill its obligations in the future. To date, no judgments have been rendered against the Company as a result of any asbestos-related lawsuit. The Company believes that it has good and valid defenses to each of these claims and intends to defend them vigorously.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2017, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at September 30, 2017 and December 31, 2016 were $27.8 million and $28.4 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2017, the Company recorded $3.5 million in reserves and the reserve increased $0.3 million due to foreign currency translation. Additionally, the Company spent $4.4 million on environmental matters for the nine months ended September 30, 2017. The Company’s reserves for environmental liabilities at September 30, 2017 and December 31, 2016 include reserves of $11.9 million and $12.4 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At September 30, 2017, the Company had $12.0 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

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

The Company believes it has established reserves for the environmental matters described above, which are sufficient to perform all known responsibilities under existing claims and consent orders. The Company has no reason to believe that other third parties would fail to perform their obligations in the future. In the opinion of management, based on presently available information and the Company’s historical experience related to such matters, an adequate provision for probable costs has been made and the ultimate cost resulting from these actions is not expected to materially affect the consolidated results of operations, financial position or cash flows of the Company.

The Company has been remediating groundwater contamination for several contaminants, including trichloroethylene (“TCE”), at a formerly owned site in El Cajon, California. Several lawsuits have been filed against the Company alleging damages resulting from the groundwater contamination, including property damages and personal injury, and seeking compensatory and punitive damages. Given the state of uncertainty inherent in these litigations, the Company does not believe it is possible to develop estimates of reasonably possible loss in regard to these matters. The Company believes that it has good and valid defenses to each of these claims and intends to defend them vigorously. The Company does not expect the outcome of these matters, either individually or in the aggregate, to materially affect the consolidated results of operations, financial position or cash flows of the Company.

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

At September 30, 2017, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2016, other than those described in the acquisitions footnote (Note 8), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016 can be found in the table included in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

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

September 30, 2017

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

During the fourth quarter of 2015, the Company recorded pre-tax restructuring charges totaling $20.7 million, which had the effect of reducing net income by $13.9 million. The restructuring charges were reported in the consolidated statement of income as follows: $20.0 million in Cost of sales and $0.7 million in Selling, general and administrative expenses. The restructuring charges were reported in segment operating income as follows: $9.3 million in EIG, $10.8 million in EMG and $0.7 million in corporate administrative expenses. The restructuring actions primarily related to a reduction in workforce in response to the impact of a weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities have been broadly implemented across the Company’s various businesses with all actions expected to be completed in 2018.

Accrued liabilities in the Company’s consolidated balance sheet included amounts related to the fourth quarter of 2016 and fourth quarter of 2015 restructuring charges as follows (in millions):

	Fourth Quarter of 2016 Restructuring	Fourth Quarter of 2015 Restructuring
Balance at December 31, 2016	$19.2	$9.2
Utilization	(5.4)	(1.7)
Foreign currency translation adjustments and other	0.1	(0.1)

Balance at September 30, 2017	$13.9	$7.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net sales(1):
Electronic Instruments	$671,606	$579,298	$1,949,038	$1,744,246
Electromechanical	413,193	365,732	1,208,047	1,122,888

Consolidated net sales	$1,084,799	$945,030	$3,157,085	$2,867,134

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$164,448	$142,695	$486,385	$436,642
Electromechanical	84,059	71,439	248,968	231,181

Total segment operating income	248,507	214,134	735,353	667,823
Corporate administrative and other expenses	(15,676)	(13,018)	(49,839)	(39,148)

Consolidated operating income	232,831	201,116	685,514	628,675
Interest and other expenses, net	(28,404)	(26,868)	(86,310)	(80,824)

Consolidated income before income taxes	$204,427	$174,248	$599,204	$547,851

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.
(2)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

For the quarter ended September 30, 2017, the Company posted record sales and diluted earnings per share, and strong orders, operating income, net income and operating cash flow. The Company achieved these results from organic sales growth in both the Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”), contributions from the acquisitions of MOCON, Inc. in June 2017, Rauland-Borg Corporation (“Rauland”) in February 2017 and Laserage Technology Corporation (“Laserage”) in October 2016, as well as our Operational Excellence initiatives, including the 2016 realignment actions.

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

Results of Operations (continued)

Results of operations for the third quarter of 2017 compared with the third quarter of 2016

Net sales for the third quarter of 2017 were $1,084.8 million, an increase of $139.8 million or 14.8%, compared with net sales of $945.0 million for the third quarter of 2016. The increase in net sales for the third quarter of 2017 was due to a 7% increase from acquisitions, 7% organic sales growth and favorable 1% effect of foreign currency translation.

Total international sales for the third quarter of 2017 were $546.2 million or 50.4% of net sales, an increase of $47.2 million or 9.5%, compared with international sales of $499.0 million or 52.8% of net sales for the third quarter of 2016. The $47.2 million increase in international sales was primarily driven by organic sales growth. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Orders for the third quarter of 2017 were $1,122.0 million, an increase of $157.8 million or 16.4%, compared with $964.2 million for the third quarter of 2016. The increase in orders for the third quarter of 2017 was due to 9% organic order growth, a 6% increase from acquisitions and favorable 2% effect of foreign currency translation.

Segment operating income for the third quarter of 2017 was $248.5 million, an increase of $34.4 million or 16.1%, compared with segment operating income of $214.1 million for the third quarter of 2016. Segment operating income, as a percentage of net sales, increased to 22.9% for the third quarter of 2017, compared with 22.7% for the third quarter of 2016. The increase in segment operating income for the third quarter of 2017 resulted primarily from the increase in net sales noted above.

Cost of sales for the third quarter of 2017 was $719.7 million or 66.3% of net sales, an increase of $89.0 million or 14.1%, compared with $630.7 million or 66.7% of net sales for the third quarter of 2016. The cost of sales increase for the third quarter of 2017 was affected by the net sales increase noted above.

Selling, general and administrative (“SG&A”) expenses for the third quarter of 2017 were $132.3 million or 12.2% of net sales, an increase of $19.1 million or 16.9%, compared with $113.2 million or 12.0% of net sales for the third quarter of 2016. SG&A expenses increased primarily due to the higher sales mentioned above.

Consolidated operating income was $232.8 million or 21.5% of net sales for the third quarter of 2017, an increase of $31.7 million or 15.8%, compared with $201.1 million or 21.3% of net sales for the third quarter of 2016.

The effective tax rate for the third quarter of 2017 was 24.9%, compared with 25.0% for the third quarter of 2016. The effective tax rates for the third quarter of 2017 and 2016 reflect the impact of foreign earnings, which are taxed at lower rates, tax benefits related to international and state tax planning initiatives and the release of uncertain tax position liabilities relating to certain statute expirations. The third quarter of 2017 effective tax rate reflects $2.5 million of tax benefits related to share-based payment transactions in accordance with the January 1, 2017 adoption of ASU 2016-09. See Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Net income for the third quarter of 2017 was $153.5 million, an increase of $22.8 million or 17.4%, compared with $130.7 million for the third quarter of 2016.

Diluted earnings per share for the third quarter of 2017 were $0.66, an increase of $0.10 or 17.9%, compared with $0.56 per diluted share for the third quarter of 2016.

Results of Operations (continued)

Segment Results

EIG’s net sales totaled $671.6 million for the third quarter of 2017, an increase of $92.3 million or 15.9%, compared with $579.3 million for the third quarter of 2016. The net sales increase was due to an 11% increase from the 2017 acquisitions of MOCON and Rauland, and 5% organic sales growth. Foreign currency translation was essentially flat period over period.

EIG’s operating income was $164.4 million for the third quarter of 2017, an increase of $21.7 million or 15.2%, compared with $142.7 million for the third quarter of 2016. The increase in EIG’s operating income for the third quarter of 2017 was primarily due to the higher sales mentioned above. EIG’s operating margins were 24.5% of net sales for the third quarter of 2017, compared with 24.6% of net sales for the third quarter of 2016. The decrease in EIG’s operating margins for the third quarter of 2017 was driven by the impact of the acquisitions noted above, which have lower operating margins than the Group’s base businesses.

EMG’s net sales totaled $413.2 million for the third quarter of 2017, an increase of $47.5 million or 13.0%, compared with $365.7 million for the third quarter of 2016. The net sales increase was due to 11% organic sales growth, a 2% increase from the 2016 acquisition of Laserage and favorable 1% effect of foreign currency translation.

EMG’s operating income was $84.1 million for the third quarter of 2017, an increase of $12.7 million or 17.8%, compared with $71.4 million for the third quarter of 2016. EMG’s operating margins were 20.3% of net sales for the third quarter of 2017, compared with 19.5% of net sales for the third quarter of 2016. The increase in EMG’s operating income and operating margins for the third quarter of 2017 was primarily due to the higher sales mentioned above, as well as the benefits of the Group’s Operational Excellence initiatives.

Results of operations for the first nine months of 2017 compared with the first nine months of 2016

Net sales for the first nine months of 2017 were $3,157.1 million, an increase of $290.0 million or 10.1%, compared with net sales of $2,867.1 million for the first nine months of 2016. The increase in net sales for the first nine months of 2017 was due to a 6% increase from acquisitions and 5% organic sales growth, partially offset by an unfavorable 1% effect of foreign currency translation.

Total international sales for the first nine months of 2017 were $1,615.1 million or 51.2% of net sales, an increase of $110.4 million or 7.3%, compared with international sales of $1,504.7 million or 52.5% of net sales for the first nine months of 2016. The $110.4 million increase in international sales was primarily driven by organic sales growth. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Orders for the first nine months of 2017 were $3,379.7 million, an increase of $503.2 million or 17.5%, compared with $2,876.5 million for the first nine months of 2016. The increase in orders for the first nine months of 2017 was due to 10% organic order growth, a 7% increase from acquisitions and favorable 1% effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders was a record at September 30, 2017 of $1,379.2 million, an increase of $222.7 million or 19.3%, compared with $1,156.5 million at December 31, 2016.

Segment operating income for the first nine months of 2017 was $735.4 million, an increase of $67.6 million or 10.1%, compared with segment operating income of $667.8 million for the first nine months of 2016. Segment operating income, as a percentage of net sales, was 23.3% for both the first nine months of 2017 and 2016. The increase in segment operating income for the first nine months of 2017 resulted primarily from the increase in net sales noted above.

Cost of sales for the first nine months of 2017 was $2,084.4 million or 66.0% of net sales, an increase of $190.3 million or 10.0%, compared with $1,894.1 million or 66.1% of net sales for the first nine months of 2016. The cost of sales increase for the first nine months of 2017 was affected by the net sales increase noted above.

Results of Operations (continued)

SG&A expenses for the first nine months of 2017 were $387.2 million or 12.3% of net sales, an increase of $42.9 million or 12.5%, compared with $344.3 million or 12.0% of net sales for the first nine months of 2016. SG&A expenses increased primarily due to the higher sales mentioned above and a second quarter of 2017 $2.5 million equity-based compensation charge related to the accelerated vesting of restricted stock grants in association with the retirement of the Company’s Executive Chairman of the Board of Directors.

Consolidated operating income was $685.5 million or 21.7% of net sales for the first nine months of 2017, an increase of $56.8 million or 9.0%, compared with $628.7 million or 21.9% of net sales for the first nine months of 2016.

The effective tax rate for the first nine months of 2017 was 26.1%, compared with 26.4% for the first nine months of 2016. The effective tax rates for the first nine months of 2017 and 2016 reflect the impact of foreign earnings, which are taxed at lower rates, tax benefits related to international and state tax planning initiatives and the release of uncertain tax position liabilities relating to certain statute expirations. The first nine months of 2017 effective tax rate reflects $11.4 million of tax benefits related to share-based payment transactions in accordance with the January 1, 2017 adoption of ASU 2016-09. See Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

Net income for the first nine months of 2017 was $442.9 million, an increase of $39.8 million or 9.9%, compared with $403.1 million for the first nine months of 2016.

Diluted earnings per share for the first nine months of 2017 were $1.91, an increase of $0.19 or 11.0%, compared with $1.72 per diluted share for the first nine months of 2016.

Segment Results

EIG’s net sales totaled $1,949.0 million for the first nine months of 2017, an increase of $204.8 million or 11.7%, compared with $1,744.2 million for the first nine months of 2016. The net sales increase was due to a 9% increase from the 2017 acquisitions of MOCON and Rauland and 2016 acquisitions of HS Foils, Nu Instruments, Brookfield and ESP/SurgeX, and 4% organic sales growth. Foreign currency translation was essentially flat period over period.

EIG’s operating income was $486.4 million for the first nine months of 2017, an increase of $49.8 million or 11.4%, compared with $436.6 million for the first nine months of 2016. The increase in EIG’s operating income for the first nine months of 2017 was primarily due to the higher sales mentioned above, as well as the benefits of the Group’s Operational Excellence initiatives. EIG’s operating margins were 25.0% of net sales for both the first nine months of 2017 and 2016.

EMG’s net sales totaled $1,208.0 million for the first nine months of 2017, an increase of $85.1 million or 7.6%, compared with $1,122.9 million for the first nine months of 2016. The net sales increase was due to 7% organic sales growth and a 2% increase from the 2016 acquisition of Laserage, partially offset by an unfavorable 1% effect of foreign currency translation.

EMG’s operating income was $249.0 million for the first nine months of 2017, an increase of $17.8 million or 7.7%, compared with $231.2 million for the first nine months of 2016. The increase in EMG’s operating income for the first nine months of 2017 was primarily due to the higher sales mentioned above, as well as the benefits of the Group’s Operational Excellence initiatives. EMG’s operating margins were 20.6% of net sales for both the first nine months of 2017 and 2016.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $580.4 million for the first nine months of 2017, an increase of $70.9 million or 13.9%, compared with $509.5 million for the first nine months of 2016. For the first nine months of 2017, cash provided by operating activities included a $50.1 million contribution to the Company’s defined benefit pension plans in the first quarter of 2017, with $40.0 million contributed to U.S. defined benefit pension plans and $10.1 million contributed to foreign defined benefit pension plans. Offsetting the defined benefit pension plan contributions for the first nine months of 2017 was higher net income and lower overall operating working capital levels driven by the Company’s continued focus on working capital management.

Free cash flow (cash flow provided by operating activities less capital expenditures) was $534.8 million for the first nine months of 2017, compared with $469.0 million for the first nine months of 2016. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $802.6 million for the first nine months of 2017, compared with $740.8 million for the first nine months of 2016. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $562.4 million for the first nine months of 2017, compared with $400.0 million for the first nine months of 2016. For the first nine months of 2017, the Company paid $518.6 million, net of cash acquired, to acquire MOCON in June 2017 and Rauland in February 2017. For the first nine months of 2016, the Company paid $360.0 million, net of cash acquired, to acquire HS Foils and Nu Instruments in July 2016, and Brookfield and ESP/SurgeX in January 2016. Additions to property, plant and equipment totaled $45.6 million for the first nine months of 2017, compared with $40.5 million for the first nine months of 2016.

Cash used for financing activities totaled $43.0 million for the first nine months of 2017, compared with $41.4 million for the first nine months of 2016. For the first nine months of 2017, short-term borrowings decreased $9.6 million, compared with an increase of $237.1 million for the first nine months of 2016. At September 30, 2017, the Company had available borrowing capacity of $1,110.5 million under its revolving credit facility, including the $300 million accordion feature.

For the first nine months of 2017, the Company repurchased approximately 112,000 shares of its common stock for $6.7 million, compared with $236.1 million used for repurchases of approximately 4,995,000 shares for the first nine months of 2016. At September 30, 2017, $368.9 million was available under the Company’s Board of Directors authorization for future share repurchases.

At September 30, 2017, total debt, net was $2,430.4 million, compared with $2,341.6 million at December 31, 2016. In the fourth quarter of 2017, $270 million of 6.20% senior notes will mature and become payable. In the third quarter of 2018, $80 million of 6.35% senior notes and $160 million of 7.08% senior notes will mature and become payable. The debt-to-capital ratio was 39.2% at September 30, 2017, compared with 41.8% at December 31, 2016. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 31.0% at September 30, 2017, compared with 33.3% at December 31, 2016. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

As a result of all of the Company’s cash flow activities for the first nine months of 2017, cash and cash equivalents at September 30, 2017 totaled $736.4 million, compared with $717.3 million at December 31, 2016. At September 30, 2017, the Company had $648.8 million in cash outside the United States, compared with $481.6 million at December 31, 2016. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2017. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2017 to July 31, 2017	20,306	$61.55	20,306	$368,870,746
August 1, 2017 to August 31, 2017	106	61.58	106	368,864,218
September 1, 2017 to September 30, 2017	—	—	—	368,864,218

Total	20,412	61.55	20,412

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $400 million authorization for the repurchase of its common stock announced in November 2016. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ THOMAS M. MONTGOMERY
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)

November 2, 2017