Form 10-K
period 2017-12-31
AMETEK INC/
filed 2018-02-22
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14.0 billion as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2018 was 231,334,609.

Documents Incorporated by Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 8, 2018.

AMETEK, Inc.

2017 Form 10-K Annual Report

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

Website Access to Information

AMETEK’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com in the “Investors – Financial News and Information” section as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. AMETEK has posted free of charge on the investor information portion of its website its corporate governance guidelines, Board committee charters and codes of ethics. Those documents also are available in published form free of charge to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 1100 Cassatt Road, Berwyn, Pennsylvania, 19312.

Products and Services

AMETEK’s products are marketed and sold worldwide through two operating groups: Electronic Instruments (“EIG”) and Electromechanical (“EMG”). Electronic Instruments is a leader in the design and manufacture of advanced instruments for the process, power and industrial, and aerospace markets. Electromechanical is a differentiated supplier of precision motion control solutions, thermal management systems, specialty metals and electrical interconnects. Its end markets include aerospace and defense, medical, automation, mass transit and other industrial markets.

Competitive Strengths

Management believes AMETEK has significant competitive advantages that help strengthen and sustain its market positions. Those advantages include:

Significant Market Share.    AMETEK maintains significant market share in a number of targeted niche markets through its ability to produce and deliver high-quality products at competitive prices. EIG has significant market positions in niche segments of the process, power and industrial, and aerospace markets. EMG holds significant positions in niche segments of the aerospace and defense, automation, medical and mass transit markets.

Technological and Development Capabilities.    AMETEK believes it has certain technological advantages over its competitors that allow it to maintain its leading market positions. Historically, it has demonstrated an ability to develop innovative new products and solutions that anticipate customer needs. It has consistently added to its investment in research, development and engineering, and improved its new product development efforts with the adoption of Design for Six Sigma and Value Analysis/Value Engineering methodologies. These have improved the pace and quality of product innovation and resulted in the introduction of a steady stream of new products across all of AMETEK’s lines of business.

Efficient and Low-Cost Manufacturing Operations.    Through its Operational Excellence initiatives, AMETEK has established a lean manufacturing platform for its businesses. In its effort to achieve best-cost manufacturing, as of December 31, 2017, AMETEK had plants in Brazil, China, the Czech Republic, Malaysia, Mexico, and Serbia. These plants offer proximity to customers and provide opportunities for increasing international sales. Acquisitions also have allowed AMETEK to reduce costs and achieve operating synergies by consolidating operations, product lines and distribution channels, benefitting both of AMETEK’s operating groups.

Experienced Management Team.    Another component of AMETEK’s success is the strength of its management team and that team’s commitment to improving Company performance. AMETEK senior management has extensive industry experience and an average of approximately 25 years of AMETEK service. The management team is focused on achieving results, building stockholder value and continually growing AMETEK. Individual performance is tied to financial results through Company-established stock ownership guidelines and equity incentive programs.

Business Strategy

AMETEK is committed to achieving earnings growth through the successful implementation of a Corporate Growth Plan. The goal of that plan is double-digit annual percentage growth in sales and earnings per share over the business cycle and a superior return on total capital. In addition, other financial initiatives have been or may be undertaken, including public and private debt or equity issuance, bank debt refinancing, local financing in certain foreign countries and share repurchases.

AMETEK’s Corporate Growth Plan consists of four key strategies:

Operational Excellence.    Operational Excellence is AMETEK’s cornerstone strategy for accelerating growth, improving profit margins and strengthening its competitive position across its businesses. Operational Excellence focuses on initiatives to drive increased organic sales growth, improvements in operating efficiencies and sustainable practices. It emphasizes team building and a participative management culture. AMETEK’s Operational Excellence strategies include lean manufacturing, global sourcing, Design for Six Sigma, Value Engineering/Value Analysis and growth kaizens. Each plays an important role in improving efficiency, enhancing the pace and quality of innovation and driving profitable sales growth. Operational Excellence initiatives have yielded lower operating and administrative costs, shortened manufacturing cycle times, resulted in higher cash flow from operations and increased customer satisfaction. They also have played a key role in achieving synergies from newly acquired companies.

Strategic Acquisitions.    Acquisitions are a key to achieving the goals of AMETEK’s Corporate Growth Plan. Since the beginning of 2013 through December 31, 2017, AMETEK has completed 18 acquisitions with annualized sales totaling over $1 billion, including three acquisitions in 2017 (see “Recent Acquisitions”). AMETEK targets companies that offer the right strategic, technical and cultural fit. It seeks to acquire businesses in adjacent markets with complementary products and technologies. It also looks for businesses that provide attractive growth opportunities, often in new and emerging markets. Through these and prior acquisitions, AMETEK’s management team has developed considerable skill in identifying, acquiring and integrating new businesses. As it has executed its acquisition strategy, AMETEK’s mix of businesses has shifted toward those that are more highly differentiated and, therefore, offer better opportunities for growth and profitability.

Global & Market Expansion.    AMETEK has experienced strong growth outside the United States, reflecting an expanding international customer base, investments in our global infrastructure and the attractive growth potential of its businesses in overseas markets. While Europe remains its largest overseas market, AMETEK has pursued growth opportunities worldwide, especially in key emerging markets. It has grown sales in Latin America and Asia by strategically building, acquiring and expanding manufacturing facilities. AMETEK also has expanded its sales and service capabilities in China and enhanced its sales presence and engineering capabilities in India. Elsewhere in Asia and in the Middle East, it has expanded sales, service and technical support. Recently acquired businesses have further added to AMETEK’s international presence.

New Products.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has maintained a consistent investment in new product development and engineering. In 2017, AMETEK added to its highly differentiated product portfolio with a range of new products across many of its businesses. They included:

•	Creaform has teamed its SmartDENT 3D™ surface inspection software with its HandyPROBE Next 3D scanner to perform inspection and damage assessment of aircraft surfaces;

•	Dunkermotoren expanded its range of smart motors with external Ethercat electronics with the addition of its flagship BG95 brushless DC motor;

•

Technical Manufacturing Corporation (“TMC”) incorporated the latest vibration isolation technology into its UltraDamp™ system for highly sensitive equipment and SEM-Base® VI system for scanning electron microscopes;

•	Vision Research built upon its award-winning imaging technology in designing the Phantom® Flex4K-GS high-speed camera for scientific research, defense and aerospace applications;

•

Acquired in February 2017, Rauland-Borg Corporation’s (“Rauland”) Responder® 5 systems bring advanced communications, information exchange and intelligent workflow technology solutions to hospitals and healthcare facilities;

•	Reichert Technologies added to its leading position in vision testing and eye disease diagnosis with its ClearChart® 4 family of digital acuity systems;

•	Land Instruments introduced its Near Infrared Borescope non-contact thermal imager for the aluminum and glass processing industries;

•	CAMECA developed the first cryo-transfer local electrode atom probe helping researchers conduct breakthrough research into three-dimensional atomic analysis;

•	EDAX was granted a U.S. patent for the technology that underlies the software for its latest electron backscatter diffraction microanalysis instruments;

•	The ORTEC Detective X™, a handheld radioisotope identifier represents the gold standard for many of world’s leading homeland security and defense agencies;

•	Solidstate Controls designed its SlimLine uninterruptible power supply product line to meet the highly specialized needs of offshore oil and gas platforms;

•	Acquired in June 2017, MOCON, Inc. launched the AQUATRAN Model 3 system to measure the water vapor transmission rate of ultrahigh barrier materials;

•	The SPECTROPORT portable metals analyzer from SPECTRO Analytical Instruments offers advanced optical emission spectroscopy technology in an easy-to-use handheld device; and

•	Grabner Instruments’ MINISCAN IR VISION portable analyzer offers cutting-edge performance and speeds in delivering reliable and accurate analysis of diesel and jet fuels.

2017 OVERVIEW

Operating Performance

In 2017, the Company established records for orders, sales, operating income, net income, diluted earnings per share and operating cash flow. The strengthening global economic environment compared to 2016, contributions from recent acquisitions, and continued focus on and implementation of Operational Excellence initiatives, had a positive impact on 2017 results. See “Results of Operations” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

In 2017, AMETEK achieved sales of $4,300.2 million, an increase of 12.0% from 2016 due to 6% organic sales growth, with 5% organic sales growth in EIG and 8% organic sales growth in EMG, and a 6% increase from the 2017 and 2016 acquisitions. Diluted earnings per share for 2017 were $2.94, an increase of $0.75 or 34.2%, compared with $2.19 per diluted share in 2016.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”). As a result, in the fourth quarter of 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes. The Act had the effect of increasing 2017 diluted earnings per share by $0.39. See “Results of Operations” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Recent Acquisitions

AMETEK spent $556.6 million in cash, net of cash acquired, to acquire three businesses in 2017.

In February 2017, AMETEK acquired Rauland, a global provider of enterprise clinical and education communications solutions for hospitals, healthcare systems and educational facilities. Rauland is part of EIG.

In June 2017, AMETEK acquired MOCON, a provider of laboratory and field gas analysis instrumentation to research laboratories, production facilities and quality control departments in food and beverage, pharmaceutical and industrial applications. MOCON is part of EIG.

In December 2017, AMETEK acquired Arizona Instrument LLC, a provider of differentiated, high-precision moisture and gas measurement instruments for use in the food, pharmaceutical and environmental markets. Arizona Instrument is part of EIG.

Financing

In the fourth quarter of 2017, the Company paid in full, at maturity, $270 million in aggregate principal amount of 6.20% private placement senior notes.

Financial Information About Reportable Segments, Foreign Operations and Export Sales

Information with respect to reportable segments and geographic areas is set forth in Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

AMETEK’s international sales increased 10.1% to $2,214.0 million in 2017. International sales represented 51.5% of consolidated net sales in 2017 compared with 52.4% in 2016. The increase in international sales was primarily driven by organic sales growth.

Description of Business

Described below are the products and markets of each reportable segment:

EIG

EIG is a leader in the design and manufacture of advanced instruments for the process, power and industrial, and aerospace markets. Its growth is based on the four strategies outlined in AMETEK’s Corporate Growth Plan. In many instances, its products differ from or are technologically superior to its competitors’ products. It has achieved competitive advantage through continued investment in research, development and engineering to develop market-leading products and solutions that serve niche markets. It also has expanded its sales and service capabilities globally to serve its customers.

EIG is a leader in many of the specialized markets it serves. Products supplied to these markets include process control instruments for the oil and gas, petrochemical, pharmaceutical, semiconductor, automation, and food and beverage industries. It provides a growing range of instruments to the laboratory equipment, ultraprecision manufacturing, medical, and test and measurement markets. It is a leader in power quality monitoring and metering, uninterruptible power systems, programmable power equipment, electromagnetic compatibility (“EMC”) test equipment, sensors for gas turbines, dashboard instruments for heavy trucks and other vehicles, and instrumentation and controls for the food and beverage industries. It supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.

In 2017, 52% of EIG’s net sales was to customers outside the United States. At December 31, 2017, EIG employed approximately 9,200 people, of whom approximately 1,200 were covered by collective bargaining agreements. At December 31, 2017, EIG had 86 operating facilities: 55 in the United States, nine in the United Kingdom, eight in Germany, three in Canada, two each in China, Denmark and France and one each in Argentina, Austria, Finland, Mexico and Switzerland. EIG also shares operating facilities with EMG in Brazil, China and Mexico.

Process and Analytical Instrumentation Markets and Products

Process and analytical instrumentation sales represented 69% of EIG’s 2017 net sales. These sales include process analyzers, emission monitors and spectrometers; elemental and surface analysis instruments; level, pressure and temperature sensors and transmitters; radiation measurement devices; level measurement devices; precision manufacturing systems; materials- and force-testing instruments; contact and non-contact metrology products; and clinical and educational communication solutions. Among the industries it serves are oil, gas and petrochemical refining; power generation; pharmaceutical manufacturing; medical and healthcare; water and waste treatment; natural gas distribution; and semiconductor manufacturing. Its instruments are used for precision measurement in a number of applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultraprecise manufacturing, and test and measurement.

Acquired in June 2017, MOCON is a leading provider of detectors, instruments, systems and consulting services to research laboratories, production facilities, and quality control and safety departments in the medical, pharmaceutical, food and beverage, packaging, environmental, oil and gas and other industries worldwide. MOCON’s products and technologies complement the Company’s existing gas analysis instrumentation business and provides it with opportunities to expand into the growing food and pharmaceutical package testing market.

Acquired in February 2017, Rauland is a global provider of enterprise clinical and education communications solutions for hospitals, healthcare systems and educational facilities. Rauland provides the Company with attractive new growth opportunities within the medical technology market, strong growth opportunities in its core markets and incremental growth opportunities through acquisitions and international expansion.

Acquired in July 2016, HS Foils develops patented silicon nitride window technology that significantly expands the limits of x-ray window performance and areas of application. HS Foils also has extensive expertise in silicon PIN diode and silicon drift detector manufacturing.

Acquired in July 2016, Nu Instruments offers a full suite of magnetic sector mass spectrometers used in advanced laboratory analysis across demanding research applications in the environmental and earth sciences, material characterization and nuclear isotope analysis. Nu Instruments’ customers include leading universities and research institutions, and technical manufacturing and materials analysis companies.

Power and Industrial Instrumentation Markets and Products

Power and industrial instrumentation sales represented 24% of EIG’s 2017 net sales. This business provides power monitoring and metering instruments, uninterruptible power supply systems and programmable power supplies used in a wide range of industrial settings. It is a leader in the design and manufacture of power measurement, quality monitoring and event recorders for use in power generation, transmission and distribution. It provides uninterruptible power supply systems, multifunction electric meters, annunciators, alarm monitoring systems and highly specialized communications equipment for smart grid applications. It also offers precision power supplies and power conditioning products, and electrical immunity and EMC test equipment.

Acquired in December 2017, Arizona Instrument is a provider of differentiated, high-precision moisture and gas measurement instruments for use in the food, pharmaceutical and environmental markets. Arizona Instrument complements the Company’s existing Brookfield Engineering Laboratories (“Brookfield”) viscosity measurement business. Its high-quality products support their customers’ increasingly complex production processes and more stringent environmental and safety standards.

Acquired in January 2016, Brookfield is the global leader in viscosity measurement instrumentation and offers a complete range of viscometers and rheometers, as well as instrumentation to analyze texture and powder flow. Its products are used primarily for quality control applications in a broad range of markets, including food and beverage, pharmaceuticals, oil and gas, paints, solvents, chemicals, coatings and packaging.

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

Aerospace Instrumentation Markets and Products

Aerospace instrumentation sales represented 7% of EIG’s 2017 net sales. AMETEK’s aerospace products are designed to customer specifications and manufactured to stringent operational and reliability requirements. These products include airborne data systems, turbine engine temperature measurement products, vibration-monitoring systems, cockpit instruments and displays, fuel and fluid measurement products, and sensors and switches. It serves all segments of the commercial and military aerospace market, including commercial airliners, business jets, regional aircraft and helicopters.

AMETEK operates in highly specialized aerospace market segments in which it has proven technological or manufacturing advantages versus its competition. Among its more significant competitive advantages is its 70-year-plus reputation as an established aerospace supplier. It has long-standing relationships with the world’s leading commercial and military aircraft, jet engine and original equipment manufacturers and aerospace system integrators. AMETEK also is a leading provider of spare part sales and repair and overhaul services to commercial aerospace.

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 6% of EIG’s 2017 net sales was made to its five largest customers.

EMG

EMG is a differentiated supplier of automation solutions, thermal management systems, specialty metals and electrical interconnects. EMG is a leader in many of the niche markets in which it competes. Products supplied to these markets include its highly engineered electrical connectors and electronics packaging used in aerospace and defense, medical, and industrial applications, as well as its advanced precision motion control products, which are used in a wide range of automation applications across the medical, semiconductor, aerospace, defense, and food and beverage industries.

EMG supplies high-purity powdered metals, strip and foil, specialty clad metals and metal matrix composites. Its blowers and heat exchangers provide electronic cooling and environmental control for the aerospace and defense industries. Its motors are widely used in commercial appliances, fitness equipment, food and beverage machines, hydraulic pumps and industrial blowers. Additionally, it operates a global network of aviation maintenance, repair and overhaul (“MRO”) facilities.

EMG designs and manufactures products that, in many instances, are significantly different from or technologically superior to competitors’ products. It has achieved competitive advantage through continued investment in research, development and engineering, efficiency improvements from operational excellence, acquisition synergies and improved supply chain management.

In 2017, 50% of EMG’s net sales was to customers outside the United States. At December 31, 2017, EMG employed approximately 7,400 people, of whom approximately 2,200 were covered by collective bargaining agreements. At December 31, 2017, EMG had 63 operating facilities: 36 in the United States, ten in the United Kingdom, three in China, two each in France, Germany, Italy, Mexico and Serbia and one each in Brazil, the Czech Republic, Malaysia and Taiwan.

Technical Motors and Systems Markets and Products

Technical motors and systems sales represented 65% of EMG’s 2017 net sales. Technical motors and systems primarily consist of precision motion control solutions, brushless motors, blowers and pumps, heat exchangers and other electromechanical systems. These products are used in aerospace and defense, semiconductor equipment, computer equipment, mass transit, medical equipment and power industries among others. Additionally, technical motors and systems includes floor care and specialty motors which are used in a wide range of products, such as household, commercial and personal care appliances, fitness equipment, food and beverage machines, lawn and garden equipment, material handling equipment, hydraulic pumps, industrial blowers, and other household and commercial floor care products.

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

Engineered Materials, Interconnects and Packaging Markets and Products

Engineered materials, interconnects and packaging sales represented 35% of EMG’s 2017 net sales. AMETEK is a leader in highly engineered electrical connectors and electronics packaging used to protect sensitive devices and mission-critical electronics. Its electrical connectors, terminals, headers and packaging are designed specifically for harsh environments and highly customized applications. In addition, AMETEK is an innovator and market leader in specialized metal powder, strip, wire and bonded products used in medical, aerospace and defense, telecommunications, automotive and general industrial applications.

Acquired in October 2016, Laserage Technology Corporation (“Laserage”) offers precision tube fabrication of minimally invasive surgical devices, stents and catheter-based delivery systems. Laserage’s expertise includes laser fabrication of flat stock and tube for medical devices and specialty catheters.

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 9% of EMG’s 2017 net sales was made to its five largest customers.

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

Competition

In general, AMETEK’s markets are highly competitive with competition based on technology, performance, quality, service and price.

In EIG’s markets, AMETEK believes it ranks as a leader in certain analytical measuring and control instruments, and power and industrial markets. It also is a major instrument and sensor supplier to commercial aviation. In process and analytical instruments, numerous companies compete in each market on the basis of product quality, performance and innovation. In power and industrial and in aerospace, AMETEK competes with a number of companies depending on the specific market segment.

EMG’s businesses compete with a number of companies in each of its markets. Competition is generally based on product innovation, performance and price. There also is competition from alternative materials and processes.

Availability of Raw Materials

AMETEK’s reportable segments obtain raw materials and supplies from a variety of sources and generally from more than one supplier. For EMG, however, certain items, including various base metals and certain steel components, are available from only a limited number of suppliers. AMETEK believes its sources and supplies of raw materials are adequate for its needs.

Backlog and Seasonal Variations of Business

AMETEK’s backlog of unfilled orders by reportable segment was as follows at December 31:

	2017	2016	2015
	(In millions)
Electronic Instruments	$718.1	$587.0	$581.4
Electromechanical	678.0	569.5	566.4

Total	$1,396.1	$1,156.5	$1,147.8

Of the total backlog of unfilled orders at December 31, 2017, approximately 88% is expected to be shipped by December 31, 2018. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

Research, Development and Engineering

AMETEK is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products and solutions. Research, development and engineering costs before customer reimbursement were $221.2 million in 2017 and $200.8 million in both 2016 and 2015, respectively. Customer reimbursements in 2017, 2016 and 2015 were $5.4 million, $7.2 million and $6.9 million, respectively. These amounts included research and development expenses of $130.4 million, $112.0 million and $116.3 million in 2017, 2016 and 2015, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.

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

Employees

At December 31, 2017, AMETEK employed approximately 16,900 people at its EIG, EMG and corporate operations, of whom approximately 3,400 employees were covered by collective bargaining agreements. AMETEK has four collective bargaining agreements that expire in 2018, which cover fewer than 400 employees. It expects no material adverse effects from the pending labor contract negotiations.

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

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2013, through December 31, 2017, we have completed 18 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategy in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:

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

We may not properly execute, or realize anticipated cost savings or benefits from, our Operational Excellence initiatives.

Our success is partly dependent upon properly executing and realizing cost savings or other benefits from our ongoing production and procurement initiatives. These initiatives are primarily designed to make the Company more efficient, which is necessary in the Company’s highly competitive industries. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, adversely affect our business and operations.

Foreign and domestic economic, political, legal, compliance and business factors could negatively affect our international sales and operations.

International sales for 2017 and 2016 represented 51.5% and 52.4% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. Approximately half of our international sales are of products manufactured outside the United States. As of December 31, 2017, we have manufacturing operations in 17 countries outside the United States, with significant operations in China, the Czech Republic, Mexico and Serbia. A prolonged disruption of our ability to obtain a supply of goods from these countries or a change in the effective cost of these products could have a material adverse effect on our sales and operations. International sales and operations are subject to the customary risks of operating in an international environment, including:

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

Our markets are highly competitive. We compete, domestically and internationally, with individual producers, as well as with vertically integrated manufacturers, some of which have resources greater than we do. The principal elements of competition for our products are product technology, quality, service, distribution and price. Although we believe EIG is a market leader, competition is strong and could intensify in the markets served by EIG. In the aerospace markets served by EIG, a limited number of companies compete on the basis of product quality, performance and innovation. EMG’s competition in specialty metal products stems from alternative materials and processes. Our competitors may develop new or improve existing products that are superior to our products or may adapt more readily to new technologies or changing requirements of our customers. There can be no assurance that our business will not be adversely affected by increased competition in the markets in which it operates or that our products will be able to compete successfully with those of our competitors.

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

Our business and financial performance may be adversely affected by cybersecurity incidents, and other information technology and business disruptions.

Our facilities, supply chains, distribution systems, products and information technology systems may be impacted by natural or man-made disruptions, including cybersecurity attacks, other information technology attacks or failures, threats to physical security, armed conflict, as well as damaging weather or other acts of nature, pandemics or other public health crises. For example, our information technology systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, cyberattacks or other security breach, employee error or malfeasance, power outages, hardware failures, telecommunications or utility failures, or other unforeseen events, and in any such circumstances our disaster recovery planning and security upgrade efforts may be ineffective or inadequate. A shutdown of, or inability to utilize, one or more of our facilities, our supply chain, our distribution system, our products or our information technology, telecommunications or other systems, could significantly disrupt our operations, delay production and shipments, our relationships and reputation with customers, suppliers, employees, stockholders and others, result in lost sales, result in the misappropriation or corruption of data, or result in legal exposure and large remediation or other expenses.

Our goodwill and other intangible assets represent a substantial proportion of our total assets and the impairment of such substantial goodwill and intangible assets could have a negative impact on our financial condition and results of operations.

Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2017, goodwill and other intangible assets, net of accumulated amortization, totaled $5,129.0 million or 66% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2017, the Company had 149 operating facilities in 25 states and 17 foreign countries. Of these facilities, 60 are owned by the Company and 89 are leased. The properties owned by the Company consist of approximately 724 acres, of which approximately 5.3 million square feet are under roof. Under lease is a total of approximately 3.3 million square feet. The leases expire over a range of years from 2018 to 2082, with renewal options for varying terms contained in many of the leases. The Company’s executive offices in Berwyn, Pennsylvania, occupy approximately 43,000 square feet under a lease that expires in September 2023.

The Company’s machinery and equipment, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by reportable segment were as follows at December 31, 2017:

	Number of Operating Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased
Electronic Instruments	29	57	2,146,000	2,194,000
Electromechanical	31	32	3,160,000	1,056,000

Total	60	89	5,306,000	3,250,000

Item 3.	Legal Proceedings

Please refer to “Environmental Matters” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding certain litigation matters.

The Company is subject to a variety of litigation and other legal and regulatory proceedings incidental to its business (or the business operations of previously owned entities), including claims for damages arising out of the use of the Company’s products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition-related matters, as well as regulatory investigations or enforcement. Based upon the Company’s experience, the Company does not believe that these proceedings and claims will have a material adverse effect on its results of operations, financial position or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 31, 2018, there were approximately 1,900 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

Under its share repurchase program, the Company repurchased approximately 114,000 shares of its common stock for $6.9 million in 2017 and approximately 7,099,000 shares of its common stock for $336.1 million in 2016.

The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Dividends paid per share	$0.09	$0.09	$0.09	$0.09
Common stock trading range:
High	$55.48	$62.89	$66.70	$73.06
Low	$48.55	$53.19	$60.50	$65.65

2016
Dividends paid per share	$0.09	$0.09	$0.09	$0.09
Common stock trading range:
High	$52.93	$52.61	$50.27	$51.26
Low	$42.82	$43.28	$43.30	$43.98

Issuer Purchases of Equity Securities

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2017 to October 31, 2017	1,647	$68.73	1,647	$368,751,020
November 1, 2017 to November 30, 2017	345	68.42	345	368,727,415
December 1, 2017 to December 31, 2017	—	—	—	368,727,415

Total	1,992	68.68	1,992

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth information as of December 31, 2017 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,582,803	$48.99	6,395,457
Equity compensation plans not approved by security holders	—	—	—

Total	5,582,803	48.99	6,395,457

Stock Performance Graph

The following graph and accompanying table compare the cumulative total stockholder return for AMETEK over the last five years ended December 31, 2017 with total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and Russell 1000 Index. AMETEK’s stock price is a component of both indices. The performance graph and table assume a $100 investment made on December 31, 2012 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	December 31,
	2012	2013	2014	2015	2016	2017
AMETEK, Inc.	$100.00	$140.95	$141.73	$145.28	$132.75	$199.09
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
Russell 1000 Index	100.00	133.11	150.73	152.12	170.45	207.42

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2017, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
Consolidated Operating Results (Year Ended December 31):
Net sales	$4,300.2	$3,840.1	$3,974.3	$4,022.0	$3,594.1
Operating income	$915.1	$801.9	$907.7	$898.6	$815.1
Interest expense	$98.0	$94.3	$91.8	$79.9	$73.6
Net income	$681.5	$512.2	$590.9	$584.5	$517.0
Earnings per share:
Basic	$2.96	$2.20	$2.46	$2.39	$2.12
Diluted	$2.94	$2.19	$2.45	$2.37	$2.10
Dividends declared and paid per share	$0.36	$0.36	$0.36	$0.33	$0.24
Weighted average common shares outstanding:
Basic	230.2	232.6	239.9	244.9	243.9
Diluted	231.8	233.7	241.6	247.1	246.1
Performance Measures and Other Data:
Operating income — Return on net sales	21.3%	20.9%	22.8%	22.3%	22.7%
— Return on average total assets	12.3%	11.7%	13.9%	14.6%	14.7%
Net income — Return on average total capital	11.6%	9.5%	11.6%	12.3%	12.1%
— Return on average stockholders’ equity	18.7%	15.7%	18.2%	18.3%	18.2%
EBITDA(1)	$1,076.0	$966.0	$1,046.9	$1,022.6	$916.3
Ratio of EBITDA to interest expense(1)	11.0x	10.2x	11.4x	12.8x	12.4x
Depreciation and amortization	$183.2	$179.7	$149.5	$138.6	$118.7
Capital expenditures	$75.1	$63.3	$69.1	$71.3	$63.3
Cash provided by operating activities	$833.3	$756.8	$672.5	$726.0	$660.7
Free cash flow(2)	$758.2	$693.5	$603.4	$654.7	$597.4
Consolidated Financial Position (At December 31):
Current assets	$1,934.7	$1,928.2	$1,618.8	$1,577.6	$1,368.3
Current liabilities	$1,138.7	$924.4	$1,024.0	$934.5	$872.7
Property, plant and equipment, net	$493.3	$473.2	$484.5	$448.4	$402.8
Total assets	$7,796.1	$7,100.7	$6,660.5	$6,415.9	$5,874.4
Long-term debt, net	$1,866.2	$2,062.6	$1,553.1	$1,424.4	$1,140.1
Total debt, net	$2,174.3	$2,341.6	$1,938.0	$1,709.0	$1,411.5
Stockholders’ equity	$4,027.6	$3,256.5	$3,254.6	$3,239.6	$3,136.1
Stockholders’ equity per share	$17.42	$14.20	$13.82	$13.42	$12.80
Total debt as a percentage of capitalization	35.1%	41.8%	37.3%	34.5%	31.0%
Net debt as a percentage of capitalization(3)	27.5%	33.3%	32.4%	29.1%	26.3%

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Net income	$681.5	$512.2	$590.9	$584.5	$517.0

Add (deduct):
Interest expense	98.0	94.3	91.8	79.9	73.6
Interest income	(2.0)	(1.1)	(0.8)	(0.8)	(0.8)
Income taxes	115.3	180.9	215.5	220.4	207.8
Depreciation	82.0	74.8	68.7	63.7	57.2
Amortization	101.2	104.9	80.8	74.9	61.5

Total adjustments	394.5	453.8	456.0	438.1	399.3

EBITDA	$1,076.0	$966.0	$1,046.9	$1,022.6	$916.3

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Cash provided by operating activities	$833.3	$756.8	$672.5	$726.0	$660.7
Deduct: Capital expenditures	(75.1)	(63.3)	(69.1)	(71.3)	(63.3)

Free cash flow	$758.2	$693.5	$603.4	$654.7	$597.4

(3)

Net debt represents total debt, net minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 1 above). The following table presents the reconciliation of total debt, net reported in accordance with U.S. GAAP to net debt:

	December 31,
	2017	2016	2015	2014	2013
	(In millions)
Total debt, net	$2,174.3	$2,341.6	$1,938.0	$1,709.0	$1,411.5
Less: Cash and cash equivalents	(646.3)	(717.3)	(381.0)	(377.6)	(295.2)

Net debt	1,528.0	1,624.3	1,557.0	1,331.4	1,116.3
Stockholders’ equity	4,027.6	3,256.5	3,254.6	3,239.6	3,136.1

Capitalization (net debt plus stockholders’ equity)	$5,555.6	$4,880.8	$4,811.6	$4,571.0	$4,252.4

Net debt as a percentage of capitalization	27.5%	33.3%	32.4%	29.1%	26.3%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to mitigate the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2017, the Company established records for orders, sales, operating income, net income, diluted earnings per share and operating cash flow. The strengthening global economic environment compared to 2016, contributions from recent acquisitions, and continued focus on and implementation of Operational Excellence initiatives, had a positive impact on 2017 results. The Company also benefited from its strategic initiatives under AMETEK’s four key strategies: Operational Excellence, Strategic Acquisitions, Global & Market Expansion and New Products.

Highlights of 2017 were:

•

Orders for 2017 were $4,539.8 million, an increase of $691.0 million or 18.0%, compared with $3,848.8 million in 2016. As a result, the Company’s backlog of unfilled orders at December 31, 2017 was a record $1,396.1 million.

•

Net sales for 2017 were $4,300.2 million, an increase of $460.1 million or 12.0%, compared with $3,840.1 million in 2016. The increase in net sales for 2017 was due to 6% organic sales growth, with 5% organic sales growth in the Electronic Instruments Group (“EIG”) and 8% organic sales growth in the Electromechanical Group (“EMG”), and a 6% increase from the 2017 and 2016 acquisitions.

•	Net income for 2017 was $681.5 million, an increase of $169.3 million or 33.1%, compared with $512.2 million in 2016.

•	Diluted earnings per share for 2017 were $2.94, an increase of $0.75 or 34.2%, compared with $2.19 per diluted share in 2016.

•	Cash flow provided by operating activities for 2017 was $833.3 million, an increase of $76.5 million or 10.1%, compared with $756.8 million in 2016.

•	During 2017, the Company spent $556.6 million in cash, net of cash acquired, to acquire three businesses:

•

In February 2017, acquired Rauland-Borg Corporation (“Rauland”), a global provider of enterprise clinical and education communications solutions for hospitals, healthcare systems and educational facilities;

•

In June 2017, acquired MOCON, Inc., a provider of laboratory and field gas analysis instrumentation to research laboratories, production facilities and quality control departments in food and beverage, pharmaceutical and industrial applications; and

•	In December 2017, acquired Arizona Instrument LLC, a provider of differentiated, high-precision moisture and gas measurement instruments in food, pharmaceutical and environmental markets.

•

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”). As a result, in the fourth quarter of 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes. The Act had the effect of increasing 2017 diluted earnings per share by $0.39. See below for further discussion.

•

During 2017, the Company recorded pre-tax realignment costs totaling $16.8 million. The realignment costs had the effect of reducing net income for 2017 by $13.0 million ($0.05 per diluted share). See below for further discussion.

•	In the fourth quarter of 2017, the Company paid in full, at maturity, $270 million in aggregate principal amount of 6.20% private placement senior notes.

•

The Company continued its emphasis on investment in research, development and engineering, spending $221.2 million in 2017 before customer reimbursement of $5.4 million. Sales from products introduced in the past three years were $1,042.9 million or 24.3% of net sales.

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net sales(1):
Electronic Instruments	$2,690,554	$2,360,285	$2,417,192
Electromechanical	1,609,616	1,479,802	1,557,103

Consolidated net sales	$4,300,170	$3,840,087	$3,974,295

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$677,489	$577,717	$639,399
Electromechanical	310,875	277,873	318,098

Total segment operating income	988,364	855,590	957,497
Corporate administrative and other expenses	(73,270)	(53,693)	(49,781)

Consolidated operating income	915,094	801,897	907,716
Interest and other expenses, net	(118,365)	(108,794)	(101,336)

Consolidated income before income taxes	$796,729	$693,103	$806,380

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

Results of Operations for the year ended December 31, 2017 compared with the year ended December 31, 2016

In 2017, the Company established records for orders, sales, operating income, net income, diluted earnings per share and operating cash flow. The continued strengthening global economic environment, contributions from the acquisitions completed in 2017 and the acquisitions of Laserage Technology Corporation (“Laserage”) in October 2016, HS Foils and Nu Instruments in July 2016, and Brookfield Engineering Laboratories (“Brookfield”) and ESP/SurgeX in January 2016, and continued focus on and implementation of Operational Excellence initiatives, including the 2017 and 2016 realignment actions (described further throughout the results of operations for the fourth quarter and year ended December 31, 2017), are expected to have a positive impact on the Company’s 2018 results.

Net sales for 2017 were $4,300.2 million, an increase of $460.1 million or 12.0%, compared with net sales of $3,840.1 million in 2016. The increase in net sales for 2017 was due to 6% organic sales growth and a 6% increase from acquisitions. Foreign currency translation was essentially flat period over period. EIG net sales were $2,690.6 million in 2017, an increase of 14.0%, compared with $2,360.3 million in 2016. EMG net sales were $1,609.6 million in 2017, an increase of 8.8%, compared with $1,479.8 million in 2016.

Total international sales for 2017 were $2,214.0 million or 51.5% of net sales, an increase of $203.3 million or 10.1%, compared with international sales of $2,010.7 million or 52.4% of net sales in 2016. The $203.3 million increase in international sales was primarily driven by organic sales growth. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia. Export shipments from the United States, which are included in total international sales, were $1,142.3 million in 2017, an increase of $104.3 million or 10.1%, compared with $1,036.0 million in 2016. Export shipments increased primarily due to organic sales growth.

Orders for 2017 were $4,539.8 million, an increase of $691.0 million or 18.0%, compared with $3,848.8 million in 2016. The increase in orders for 2017 was due to 10% organic order growth, a 6% increase from acquisitions and favorable 2% effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders at December 31, 2017 was a record $1,396.1 million, an increase of $239.6 million or 20.7%, compared with $1,156.5 million at December 31, 2016.

The Company recorded 2017 realignment costs totaling $16.8 million in the fourth quarter of 2017 (the “2017 realignment costs”). The 2017 realignment costs were composed of $3.0 million in severance costs for a reduction in workforce, $7.8 million of asset write-downs and $6.0 million in costs to withdraw from a multiemployer defined benefit pension plan. The 2017 realignment costs better position the Company’s long-term cost structure and included costs associated with the continued consolidation of the Company’s floor care and specialty motors businesses into its precision motion control businesses. The Company recorded 2016 realignment costs totaling $25.6 million in the fourth quarter of 2016 (the “2016 realignment costs”). The 2016 realignment costs primarily related to $19.3 million in severance costs for a reduction in workforce and $6.2 million of asset write-downs in response to the impact of a weak global economy on certain of the Company’s businesses, as well as the effects of a continued strong U.S. dollar. See Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details. Also, in the fourth quarter of 2016, the Company recorded a $13.9 million non-cash impairment charge related to certain of the Company’s trade names.

The 2017 and 2016 realignment costs and 2016 impairment charge were reported in the consolidated statement of income as follows (in millions):

	2017		2016
	Three Months Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended December 31,
Realignment costs	$16.8	$16.8	$24.0	$24.0
Impairment charge	—	—	13.9	13.9

Cost of sales	16.8	16.8	37.9	37.9

Realignment costs	—	—	1.6	1.6
Impairment charge	—	—	—	—

Selling, general and administrative expenses	—	—	1.6	1.6

Realignment costs	16.8	16.8	25.6	25.6
Impairment charge	—	—	13.9	13.9

Total reported in the consolidated statement of income	$16.8	$16.8	$39.5	$39.5

The 2017 and 2016 realignment costs and 2016 impairment charge were reported in segment operating income as follows (in millions):

	2017		2016
	Three Months Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended December 31,
Realignment costs	$4.5	$4.5	$12.4	$12.4
Impairment charge	—	—	9.2	9.2

EIG	4.5	4.5	21.6	21.6

Realignment costs	12.3	12.3	11.6	11.6
Impairment charge	—	—	4.7	4.7

EMG	12.3	12.3	16.3	16.3

Realignment costs	16.8	16.8	24.0	24.0
Impairment charge	—	—	13.9	13.9

Total reported in segment operating income	$16.8	$16.8	$37.9	$37.9

The 2017 and 2016 realignment costs and 2016 impairment charge negatively impacted segment operating margins as follows (in basis points):

	2017		2016
	Three Months Ended December 31,	Year Ended December 31,	Three Months Ended December 31,	Year Ended December 31,
Realignment costs	(60)	(10)	(200)	(50)
Impairment charge	—	—	(150)	(40)

EIG	(60)	(10)	(350)	(90)

Realignment costs	(310)	(80)	(330)	(80)
Impairment charge	—	—	(130)	(30)

EMG	(310)	(80)	(460)	(110)

Realignment costs	(150)	(40)	(250)	(60)
Impairment charge	—	—	(140)	(40)

Total impacting segment operating margins	(150)	(40)	(390)	(100)

The expected annualized cash savings from the 2017 realignment costs is expected to be approximately $5 million and is expected to be fully realized in 2019.

Segment operating income for 2017 was $988.4 million, an increase of $132.8 million or 15.5%, compared with segment operating income of $855.6 million in 2016. The increase in segment operating income for 2017 resulted primarily from the increase in net sales noted above. Segment operating income, as a percentage of net sales, increased to 23.0% in 2017, compared with 22.3% in 2016. The increase in segment operating margins for 2017 resulted primarily from the net impact of the 2017 versus the 2016 realignment costs and 2016 impairment charge noted above. Segment operating income and segment operating margins for 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

Cost of sales for 2017 was $2,851.4 million or 66.3% of net sales, an increase of $276.2 million or 10.7%, compared with $2,575.2 million or 67.1% of net sales for 2016. The cost of sales increase for 2017 was affected by the net sales increase noted above. Cost of sales for 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

Selling, general and administrative (“SG&A”) expenses for 2017 were $533.6 million or 12.4% of net sales, an increase of $70.6 million or 15.2%, compared with $463.0 million or 12.1% of net sales in 2016. The increase in SG&A expenses for 2017 was primarily due to the increase in net sales noted above, a fourth quarter of 2017 $5.0 million charitable donation and a second quarter of 2017 $2.5 million equity-based compensation charge related to the accelerated vesting of restricted stock grants in association with the retirement of the Company’s Executive Chairman of the Board of Directors. For 2016, SG&A expenses included $1.6 million of realignment costs noted above.

Consolidated operating income was $915.1 million or 21.3% of net sales for 2017, an increase of $113.2 million or 14.1%, compared with $801.9 million or 20.9% of net sales in 2016.

Interest expense was $98.0 million for 2017, an increase of $3.7 million or 3.9%, compared with $94.3 million in 2016. The interest expense increase for 2017 was primarily due to the impact of private placement senior notes funded in the fourth quarter of 2016, partially offset by lower average borrowings under the Company’s revolving credit facility period over period.

Other expenses, net were $20.3 million for 2017, an increase of $5.8 million, compared with $14.5 million in 2016. The other expenses, net increase for 2017 was primarily due to higher environmental-related expenses.

The effective tax rate for 2017 was 14.5%, compared with 26.1% in 2016. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”). The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, in the fourth quarter of 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes. The $91.6 million net benefit consisted of a $185.8 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate and a $94.2 million expense relating to the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company. Also, included in the $94.2 million, the Company recorded additional deferred tax liabilities of $13.3 million related to state income and foreign withholding taxes expected to be incurred when the cash amounts related to the mandatory tax are ultimately repatriated to the U.S., offset by $1.0 million for a remeasurement of uncertain tax positions impacted by the mandatory tax inclusion.

Although the $91.6 million net benefit represents what the Company believes is a reasonable estimate of the impact of the income tax effects of the Act on the Company’s consolidated financial statements as of December 31, 2017, it should be considered provisional. As additional guidance from the U.S. Department of Treasury is provided, the Company may need to adjust the provisional amounts after it finalizes the 2017 U.S. tax return and is able to conclude whether any further adjustments are required to its U.S. portion of net deferred tax liability of $390.4 million as of December 31, 2017, as well as to the liability associated with the one-time mandatory tax. The currently recorded amounts include a variety of estimates of taxable earnings and profits, estimated taxable foreign cash balances, differences between U.S. generally accepted accounting principles (“GAAP”) and U.S. tax principles and interpretations of many aspects of the Act that may, if changed, impact the final amounts. Any adjustments to these provisional amounts will be reported as a component of Provision for income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018, and could result in significant impacts to the effective tax rate for the period. The Company is still evaluating the potential future impact of the global intangible low-taxed income (“GILTI”) section of the Act and has not provided any provisional deferred tax liability for it. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in the U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes. Due to the ongoing evaluation, the Company has not yet made the accounting policy decision. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

The 2017 effective tax rate reflects $12.3 million of tax benefits related to share-based payment transactions in accordance with the January 1, 2017 adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). See Notes 2 and 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

The effective tax rates for 2017 and 2016 reflect the impact of foreign earnings, which are taxed at lower rates, tax benefits related to international and state tax planning initiatives and the release of uncertain tax position liabilities relating to certain statute expirations.

Net income for 2017 was $681.5 million, an increase of $169.3 million or 33.1%, compared with $512.2 million in 2016. The 2017 realignment costs reduced 2017 net income by $13.0 million and the net benefit related to the Act increased 2017 net income by $91.6 million. The 2016 realignment costs and the 2016 impairment charge reduced 2016 net income by $17.0 million and $8.6 million, respectively.

Diluted earnings per share for 2017 were $2.94, an increase of $0.75 or 34.2%, compared with $2.19 per diluted share in 2016. The 2017 realignment costs had the effect of reducing 2017 diluted earnings per share by

$0.05 and the net benefit related to the Act had the effect of increasing 2017 diluted earnings per share by $0.39. The 2016 realignment costs and the 2016 impairment charge had the effect of reducing 2016 diluted earnings per share by $0.07 and $0.04, respectively.

Segment Results

EIG’s net sales totaled $2,690.6 million for 2017, an increase of $330.3 million or 14.0%, compared with $2,360.3 million in 2016. The net sales increase for 2017 was due to a 9% increase from the 2017 acquisitions of MOCON and Rauland and 2016 acquisitions of Nu Instruments, Brookfield and ESP/SurgeX, and 5% organic sales growth. Foreign currency translation was essentially flat period over period.

EIG’s operating income was $677.5 million for 2017, an increase of $99.8 million or 17.3%, compared with $577.7 million in 2016. The increase in EIG’s operating income for 2017 resulted primarily from the increase in net sales noted above. EIG’s operating margins were 25.2% of net sales for 2017, compared with 24.5% of net sales in 2016. The increase in EIG’s operating margins for 2017 resulted primarily from the net impact of the 2017 versus the 2016 realignment costs and 2016 impairment charge noted above. EIG’s operating income and operating margins for 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

EMG’s net sales totaled $1,609.6 million for 2017, an increase of $129.8 million or 8.8%, compared with $1,479.8 million in 2016. The net sales increase for 2017 was due to 8% organic sales growth and a 1% increase from the 2016 acquisition of Laserage. Foreign currency translation was essentially flat period over period.

EMG’s operating income was $310.9 million for 2017, an increase of $33.0 million or 11.9%, compared with $277.9 million in 2016. EMG’s operating margins were 19.3% of net sales for 2017, compared with 18.8% of net sales in 2016. The increase in EMG’s operating income and operating margins for 2017 resulted primarily from the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives. EMG’s operating income and operating margins for 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

Results of operations for the fourth quarter of 2017 compared with the fourth quarter of 2016

Net sales for the fourth quarter of 2017 were $1,143.1 million, an increase of $170.1 million or 17.5%, compared with net sales of $973.0 million for the fourth quarter of 2016. The increase in net sales for the fourth quarter of 2017 was due to 9% organic sales growth, a 6% increase from acquisitions and favorable 2% effect of foreign currency translation.

Segment operating income for the fourth quarter of 2017 was $253.0 million, an increase of $65.2 million or 34.7%, compared with segment operating income of $187.8 million for the fourth quarter of 2016. The increase in segment operating income for the fourth quarter of 2017 resulted primarily from the increase in net sales noted above. Segment operating income, as a percentage of net sales, increased to 22.1% for the fourth quarter of 2017, compared with 19.3% for the fourth quarter of 2016. The increase in segment operating margins for the fourth quarter of 2017 resulted primarily from the net impact of the 2017 versus the 2016 realignment costs and 2016 impairment charge noted above. Segment operating income and segment operating margins for the fourth quarter of 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

Cost of sales for the fourth quarter of 2017 was $767.0 million or 67.1% of net sales, an increase of $85.9 million or 12.6%, compared with $681.1 million or 70.0% of net sales for the fourth quarter of 2016. The cost of sales increase for the fourth quarter of 2017 was affected by the net sales increase noted above. Cost of sales for the fourth quarter of 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

The effective tax rate for the fourth quarter of 2017 was (20.8)%, compared with 24.9% in the fourth quarter of 2016. In the fourth quarter of 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes related to the Act. The $91.6 million net benefit consisted of a $185.8 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate and a $94.2 million expense primarily relating mostly to the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company. The effective tax rates for 2017 and 2016 reflect the impact of foreign earnings, which are taxed at lower rates, tax benefits related to international and state tax planning initiatives and the release of uncertain tax position liabilities relating to certain statute expirations.

Net income for the fourth quarter of 2017 was $238.5 million, an increase of $129.4 million or 118.6%, compared with $109.1 million for the fourth quarter of 2016. The fourth quarter of 2017 realignment costs reduced the fourth quarter of 2017 net income by $13.0 million and the net benefit related to the Act increased fourth quarter of 2017 net income by $91.6 million. The fourth quarter of 2016 realignment costs and fourth quarter of 2016 impairment charge reduced the fourth quarter of 2016 net income by $17.0 million and $8.6 million, respectively.

Diluted earnings per share for the fourth quarter of 2017 were $1.03, an increase of $0.56 or 119.1%, compared with $0.47 per diluted share for the fourth quarter of 2016. The fourth quarter of 2017 realignment costs had the effect of reducing the fourth quarter of 2017 diluted earnings per share by $0.05 and the net benefit related to the Act had the effect of increasing the fourth quarter of 2017 diluted earnings per share by $0.39. The fourth quarter of 2016 realignment costs and fourth quarter of 2016 impairment charge had the effect of reducing the fourth quarter of 2016 diluted earnings per share by $0.07 and $0.04, respectively.

Segment Results

EIG’s net sales totaled $741.5 million for the fourth quarter of 2017, an increase of $125.5 million or 20.4%, compared with $616.0 million for the fourth quarter of 2016. The net sales increase for the fourth quarter of 2017 was due to a 10% increase from the 2017 acquisitions of MOCON and Rauland and 2016 acquisitions of Nu Instruments, Brookfield and ESP/SurgeX, 9% organic sales growth and favorable 2% effect of foreign currency translation.

EIG’s operating income was $191.1 million for the fourth quarter of 2017, an increase of $50.0 million or 35.4%, compared with $141.1 million for the fourth quarter of 2016. The increase in EIG’s operating income for the fourth quarter of 2017 resulted primarily from the increase in net sales noted above. EIG’s operating margins were 25.8% of net sales for the fourth quarter of 2017, compared with 22.9% of net sales for the fourth quarter of 2016. The increase in EIG’s operating margins for the fourth quarter of 2017 resulted primarily from the net impact of the 2017 versus the 2016 realignment costs and 2016 impairment charge noted above, as well as the benefits of the Group’s Operational Excellence initiatives. EIG’s operating income and operating margins for the fourth quarter of 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

EMG’s net sales totaled $401.6 million for the fourth quarter of 2017, an increase of $44.7 million or 12.5%, compared with $356.9 million for the fourth quarter of 2016. The net sales increase for the fourth quarter of 2017 was due to 10% organic sales growth, a 1% increase from the 2016 acquisition of Laserage and favorable 2% effect of foreign currency translation.

EMG’s operating income was $61.9 million for the fourth quarter of 2017, an increase of $15.2 million or 32.5%, compared with $46.7 million for the fourth quarter of 2016. EMG’s operating margins were 15.4% of net sales for the fourth quarter of 2017, compared with 13.1% of net sales for the fourth quarter of 2016. The increase in EMG’s operating income and operating margins for the fourth quarter of 2017 resulted primarily from the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives. EMG’s operating income and operating margins for the fourth quarter of 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

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

Net sales for 2016 were $3,840.1 million, a decrease of $134.2 million or 3.4%, compared with net sales of $3,974.3 million in 2015. EIG net sales were $2,360.3 million in 2016, a decrease of 2.4%, compared with $2,417.2 million in 2015. EMG net sales were $1,479.8 million in 2016, a decrease of 5.0%, compared with $1,557.1 million in 2015. The decrease in net sales for 2016 was due to a 7% organic sales decline and an unfavorable 1% effect of foreign currency translation, partially offset by a 4% increase from acquisitions.

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

The Company recorded $25.6 million of 2016 realignment costs in the fourth quarter of 2016. The 2016 realignment costs primarily related to $19.3 million in severance costs for a reduction in workforce and $6.2 million of asset write-downs in response to the impact of a weak global economy on certain of the Company’s businesses, as well as the effects of a continued strong U.S. dollar. The Company recorded 2015 realignment costs totaling $36.6 million, with $15.9 million recorded in the first quarter of 2015 and $20.7 million recorded in the fourth quarter of 2015 (the “2015 realignment costs”). The 2015 realignment costs primarily related to reductions in workforce in response to the impact of a weak global economy on certain of the Company’s businesses, as well as the effects of a continued strong U.S. dollar. See Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

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

Segment operating income for 2016 was $855.6 million, a decrease of $101.9 million or 10.6%, compared with segment operating income of $957.5 million in 2015. Segment operating income, as a percentage of net sales, decreased to 22.3% in 2016, compared with 24.1% in 2015. The decrease in segment operating income and segment operating margins for 2016 resulted primarily from the decrease in net sales noted above and a $29.7 million increase in depreciation and amortization expense, which included a $13.9 million non-cash impairment charge related to certain of the Company’s trade names ($9.2 million impacted EIG and $4.7 million impacted EMG). The 2016 impairment charge negatively impacted segment operating margins by approximately 40 basis points. Segment operating income and segment operating margins for 2016 and 2015 included the impact of the realignment costs detailed in the tables above.

Cost of sales for 2016 was $2,575.2 million or 67.1% of net sales, a decrease of $42.8 million or 1.6%, compared with $2,618.0 million or 65.9% of net sales for 2015. The cost of sales decrease was primarily due to the net sales decrease noted above, partially offset by a $29.7 million increase in depreciation and amortization expense, which included a $13.9 million impairment charge noted above. Cost of sales for 2016 and 2015 included the impact of the realignment costs detailed in the tables above.

SG&A expenses for 2016 were $463.0 million or 12.1% of net sales, an increase of $14.4 million or 3.2%, compared with $448.6 million or 11.3% of net sales in 2015. For 2016 and 2015, SG&A expenses included $1.6 million and $0.8 million, respectively, of realignment costs noted above.

Consolidated operating income was $801.9 million or 20.9% of net sales for 2016, a decrease of $105.8 million or 11.7%, compared with $907.7 million or 22.8% of net sales in 2015.

Interest expense was $94.3 million for 2016, an increase of $2.5 million or 2.7%, compared with $91.8 million in 2015. The interest expense increase for 2016 was primarily due to higher average borrowings to fund acquisitions and share repurchases.

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

EIG’s operating income was $577.7 million for 2016, a decrease of $61.7 million or 9.6%, compared with $639.4 million in 2015. EIG’s operating margins were 24.5% of net sales for 2016, compared with 26.5% of net sales in 2015. The decrease in EIG operating income and operating margins for 2016 resulted primarily from the decrease in net sales noted above and a $20.5 million increase in depreciation and amortization expense, which included a $9.2 million impairment charge. The 2016 impairment charge negatively impacted EIG’s operating margins by approximately 40 basis points. EIG’s operating income and operating margins for 2016 and 2015 included the impact of the realignment costs detailed in the tables above.

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

EMG’s operating income was $277.9 million for 2016, a decrease of $40.2 million or 12.6%, compared with $318.1 million in 2015. EMG’s operating margins were 18.8% of net sales for 2016, compared with 20.4% of net sales in 2015. The decrease in EMG’s operating income and operating margins for 2016 resulted primarily from the decrease in net sales noted above and a $9.2 million increase in depreciation and amortization expense, which included a $4.7 million impairment charge. The 2016 impairment charge negatively impacted EMG’s operating margins by approximately 30 basis points. EMG’s operating income and operating margins for 2016 and 2015 included the impact of the realignment costs detailed in the tables above.

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

Segment operating income for the fourth quarter of 2016 was $187.8 million, a decrease of $34.0 million or 15.3%, compared with segment operating income of $221.8 million for the fourth quarter of 2015. Segment operating income, as a percentage of net sales, decreased to 19.3% for the fourth quarter of 2016, compared with 22.5% for the fourth quarter of 2015. The decrease in segment operating income and segment operating margins for the fourth quarter of 2016 resulted primarily from the decrease in net sales noted above and a $17.2 million increase in depreciation and amortization expense, which included a $13.9 million non-cash impairment charge related to certain of the Company’s trade names ($9.2 million impacted EIG and $4.7 million impacted EMG). The fourth quarter of 2016 impairment charge negatively impacted segment operating margins by approximately 140 basis points. Segment operating income and segment operating margins for the fourth quarter of 2016 and 2015 included the impact of the realignment costs detailed in the tables above.

Cost of sales for the fourth quarter of 2016 was $681.1 million or 70.0% of net sales, an increase of $14.8 million or 2.2%, compared with $666.3 million or 67.4% of net sales for the fourth quarter of 2015. The cost of sales increase and the corresponding increase in cost of sales as a percentage of sales were primarily due to the net sales decrease noted above and a $17.2 million increase in depreciation and amortization expense, which included the fourth quarter of 2016 impairment charge of $13.9 million noted above. Cost of sales for the fourth quarter of 2016 and 2015 included the impact of the realignment costs detailed in the tables above.

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

EIG’s operating income was $141.1 million for the fourth quarter of 2016, a decrease of $20.6 million or 12.7%, compared with $161.7 million for the fourth quarter of 2015. EIG’s operating margins were 22.9% of net sales for the fourth quarter of 2016, compared with 25.7% of net sales for the fourth quarter of 2015. The decrease in EIG’s operating income and operating margins for the fourth quarter of 2016 resulted primarily from the decrease in net sales noted above and an $11.0 million increase in depreciation and amortization expense, which included a $9.2 million impairment charge. The fourth quarter of 2016 impairment charge negatively impacted EIG’s operating margins by approximately 150 basis points. EIG’s operating income and operating margins for the fourth quarter of 2016 and 2015 included the impact of the realignment costs detailed in the tables above.

EMG’s net sales totaled $356.9 million for the fourth quarter of 2016, a decrease of $2.7 million or 0.8%, compared with $359.6 million for the fourth quarter of 2015. The net sales decrease was due to an unfavorable 2% effect of foreign currency translation, partially offset by a 1% increase from the 2016 acquisition of Laserage. Organic sales were flat quarter over quarter.

EMG’s operating income was $46.7 million for the fourth quarter of 2016, a decrease of $13.5 million or 22.4%, compared with $60.2 million for the fourth quarter of 2015. EMG’s operating margins were 13.1% of net sales for the fourth quarter of 2016, compared with 16.7% of net sales for the fourth quarter of 2015. The decrease in EMG’s operating income and operating margins for the fourth quarter of 2016 resulted primarily from the decrease in net sales noted above and a $6.2 million increase in depreciation and amortization expense, which included a $4.7 million impairment charge. The fourth quarter of 2016 impairment charge negatively impacted EMG’s operating margins by approximately 130 basis points. EMG’s operating income and operating margins for the fourth quarter of 2016 and 2015 included the impact of the realignment costs detailed in the tables above.

Liquidity and Capital Resources

Cash provided by operating activities totaled $833.3 million in 2017, an increase of $76.5 million or 10.1%, compared with $756.8 million in 2016. The increase in cash provided by operating activities for 2017 was primarily due to higher net income and lower overall operating working capital levels driven by the Company’s continued focus on working capital management. Offsetting the increase in cash provided by operating activities was a $48.0 million increase in defined benefit pension plan contributions driven by a discretionary $50.1 million contribution to the Company’s defined benefit pension plans in the first quarter of 2017, with $40.0 million contributed to U.S. defined benefit pension plans and $10.1 million contributed to foreign defined benefit pension plans.

Free cash flow (cash flow provided by operating activities less capital expenditures) was $758.2 million in 2017, compared with $693.6 million in 2016. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,076.0 million in 2017, compared with $966.0 million in 2016. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

Cash used for investing activities totaled $625.8 million in 2017, compared with $452.4 million in 2016. In 2017, the Company paid $556.6 million, net of cash acquired, to acquire Arizona Instrument in December 2017, MOCON in June 2017 and Rauland in February 2017. In 2016, the Company paid $391.4 million, net of cash acquired, to acquire Laserage in October 2016, HS Foils and Nu Instruments in July 2016 and Brookfield and ESP/SurgeX in January 2016. Additions to property, plant and equipment totaled $75.1 million in 2017, compared with $63.3 million in 2016.

Cash used for financing activities totaled $329.2 million in 2017, compared with $57.1 million of cash provided by financing activities in 2016. At December 31, 2017, total debt, net was $2,174.3 million, compared with $2,341.6 million at December 31, 2016. In 2017, short-term borrowings decreased $9.6 million, compared with a decrease of $315.7 million in 2016. In 2017, long-term borrowings decreased $270.0 million, compared with an increase of $772.2 million in 2016.

In the fourth quarter of 2017, the Company paid in full, at maturity, $270 million in aggregate principal amount of 6.20% private placement senior notes.

The Company along with certain of its foreign subsidiaries has an amended and restated credit agreement dated as of March 10, 2016 (the “Credit Agreement”). The Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $850 million with a final maturity date in March 2021. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $300 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. Interest rates on outstanding borrowings under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its acquisition strategy. At December 31, 2017, the Company had available borrowing capacity of $1,108.1 million under its revolving credit facility, including the $300 million accordion feature.

In the third quarter of 2018, $80 million of 6.35% senior notes and $160 million of 7.08% senior notes will mature and become payable. In the fourth quarter of 2018, $65 million of 7.18% senior notes will mature and become payable. The debt-to-capital ratio was 35.1% at December 31, 2017, compared with 41.8% at December 31, 2016. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 27.5% at December 31, 2017, compared with 33.3% at December 31, 2016. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

In 2017, the Company repurchased approximately 114,000 shares of its common stock for $6.9 million, compared with $336.1 million used for repurchases of approximately 7,099,000 shares in 2016. At December 31, 2017, $368.7 million was available under the Company’s Board of Directors authorization for future share repurchases.

Additional financing activities for 2017 included cash dividends paid of $82.7 million, compared with $83.3 million in 2016. Proceeds from the exercise of employee stock options were $40.0 million in 2017, compared with $17.6 million in 2016.

As a result of all of the Company’s cash flow activities in 2017, cash and cash equivalents at December 31, 2017 totaled $646.3 million, compared with $717.3 million at December 31, 2016. At December 31, 2017, the Company had $569.4 million in cash outside the United States, compared with $481.6 million at December 31, 2016. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

Subsequent Events

In January 2018, the Company acquired FMH Aerospace for approximately $235 million in cash using available cash.

Effective February 1, 2018, the Company’s Board of Directors approved a 56% increase in the quarterly cash dividend on the Company’s common stock to $0.14 per common share from $0.09 per common share.

The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2017.

	Payments Due
Contractual Obligations(1)	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
	(In millions)
Long-term debt borrowings(2)	$2,174.9	$305.0	$208.2	$56.5	$1,605.2
Capital lease(3)	4.3	4.3	—	—	—
Other indebtedness	0.3	0.3	—	—	—

Total debt(4)	2,179.5	309.6	208.2	56.5	1,605.2
Interest on long-term fixed-rate debt	465.0	71.8	104.7	88.6	199.9
Noncancellable operating leases(5)	187.3	39.0	56.7	38.0	53.6
Purchase obligations(6)	390.6	365.2	24.4	0.9	0.1
Restructuring and other	30.0	27.0	3.0	—	—

Total	$3,252.4	$812.6	$397.0	$184.0	$1,858.8

(1)

The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2017 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

(2)	See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
(3)	Represents a capital lease for a building and land associated with the Cameca SAS acquisition. The lease has a term of 12 years, which began in July 2006, and is payable quarterly.
(4)

Excludes debt issuance costs of $5.2 million, of which $1.5 million is classified as current and $3.7 million is classified as long-term. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

(5)	The leases expire over a range of years from 2018 to 2082 with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.
(6)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

Other Commitments

The Company has standby letters of credit and surety bonds of $47.3 million related to performance and payment guarantees at December 31, 2017. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

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

•

Revenue Recognition.    The Company recognizes revenue on product sales in the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. The Company’s policy with respect to sales returns and allowances generally provides that the customer may not return products or be given allowances, except at the Company’s option. The Company has agreements with distributors that do not provide expanded rights of return for unsold products. The distributor purchases the product from the Company, at which time title and risk of loss transfers to the distributor. The Company does not offer substantial sales incentives and credits to its distributors other than volume discounts. The Company accounts for these sales incentives as a reduction of revenues when the sale is recognized in the consolidated statement of income. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based on the Company’s historical experience. At December 31, 2017 and 2016, the accrual for future warranty obligations was $22.9 million and $22.0 million, respectively. The Company’s expense for warranty obligations was $16.0 million in both 2017 and 2016, and $14.8 million in 2015, respectively. The warranty periods for products sold vary among the Company’s operations, but generally do not exceed one year. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances and warranty amounts are higher than the Company’s historical experience, additional accruals may be required.

•

Accounts Receivable.    The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific allowance for doubtful accounts is recorded against the amount due from these customers. For all other customers, the Company recognizes allowance for doubtful accounts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $10.4 million and $10.3 million at December 31, 2017 and 2016, respectively.

•

Inventories.    The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 84% of its inventories at December 31, 2017. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 16% of the Company’s inventory at December 31, 2017. For inventories where cost is determined by the LIFO method, the FIFO value would have been $22.9 million and $18.4 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2017 and 2016, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

•

Business Combinations.    The Company allocates the purchase price of an acquired company, including when applicable, the acquisition date fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, customer relationships, property, plant and equipment, as well as income taxes. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain.

•

Goodwill and Other Intangible Assets.    Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of the goodwill impairment test, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. The Company elected to bypass performing the qualitative screen and performed the first step quantitative analysis of the goodwill impairment test in the current year. The Company may elect to perform the qualitative analysis in future periods. The first step in the quantitative process is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the reporting unit fair value.

The Company identifies its reporting units at the component level, which is one level below its operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. The Company’s reporting units are divisions that are one level below its operating segments and for which discrete financial information is prepared and regularly reviewed by segment management.

The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based on the Company’s long-range plan and are considered level 3 inputs. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The 2017 results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 20% to 670% for each of the Company’s reporting units.

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

The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2017, goodwill and other indefinite-lived intangible assets totaled $3,724.6 million or 47.7% of the Company’s total assets. The Company completed its required annual impairment tests in the fourth quarter of 2017 and determined that the carrying values of the Company’s goodwill were not impaired.

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

•

Pensions.    The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2017, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. The discount rate used in determining the 2017 pension cost was 7.50% for U.S. defined benefit pension plans and 6.79% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2017 and determining the 2018 defined benefit pension cost was 7.50% for U.S. plans and 6.79% for foreign plans. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for 2017 of 7.50% for U.S. defined benefit pension plans and 6.79% for foreign plans. In 2018, the Company will use 7.50% for the U.S. plans and 6.64% for the foreign plans. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income and equity investments, and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2017 pension income for the U.S. plans was 3.75% and was 2.50% for the foreign plans. The U.S. and foreign plans’ rate of compensation increase will remain unchanged in 2018. In both 2017 and 2016, the Company recognized consolidated pre-tax pension income of $4.3 million from its U.S. and foreign defined benefit pension plans. The Company estimates its 2018 U.S. and foreign defined benefit pension pre-tax income to be approximately $15 million.

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

To fund the plans, the Company made cash contributions to its defined benefit pension plans in 2017, which totaled $54.8 million, compared with $6.8 million in 2016. The Company anticipates making approximately $2 million to $6 million in cash contributions to its defined benefit pension plans in 2018.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and modified the standard thereafter. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue at the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.

ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and may be early adopted for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2014-09 as of January 1, 2018. The guidance permits adoption by retrospectively applying the guidance to each prior reporting period presented (full retrospective method) or prospectively applying the guidance and providing additional disclosures comparing results to previous guidance, with the cumulative effect of initially applying the guidance recognized in beginning retained earnings at the date of initial application (modified retrospective method). The Company will use the modified retrospective method of adoption.

ASU 2014-09 will impact the Company’s revenue recognition procedures by requiring recognition of certain revenues to move from upon shipment or delivery to over-time. The recording of certain revenues over-time is not expected to have a material impact on the Company’s consolidated results of operations or financial position. Also, the Company has developed the additional expanded disclosures required. The Company has implemented the appropriate changes to its business processes to support recognition and disclosure under ASU 2014-09. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated results of operations, financial position and cash flows.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. The Company prospectively adopted ASU 2015-17 effective January 1, 2017. Therefore, prior periods have not been adjusted to reflect this adoption. The adoption of ASU 2015-17 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 includes transitional guidance, as currently issued, that calls for a modified retrospective approach. The FASB has recently proposed adding a transition option to the current guidance and it includes optional practical expedients for ease of transition. The Company has formed a steering committee to lead the Company’s implementation project. The Company has not determined the impact ASU 2016-02 may have on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures, which could be significant to the Company’s financial position.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes changes to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company prospectively adopted ASU 2016-09 effective January 1, 2017. For the year ended December 31, 2017, the Company recorded a tax benefit of $12.3 million within Provision for income taxes related to the tax effects of share-based payment transactions. Prior to adoption, this amount would have been recorded as a component of Capital in excess of par value. The adoption of this standard could create volatility in the Company’s effective tax rate going forward. The Company elected not to change its accounting policy with respect to the estimation of forfeitures. The Company no longer reclassifies the excess tax benefits from share-based payments from operating activities to financing activities in the consolidated statement of cash flows. For the year ended December 31, 2017, the Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share and the related increase in the Company’s diluted weighted average common shares outstanding was not significant.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the requirement to calculate the reporting unit fair value of goodwill

(second step) to measure a goodwill impairment charge. Under the guidance, an impairment charge will be measured based on the excess of the reporting unit’s carrying amount over its fair value (first step). ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 effective January 1, 2017 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost will be presented outside of operating income. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. The changes in presentation will be applied retrospectively when adopted. The Company expects restated 2017 Cost of sales to increase $11.5 million with an offsetting $11.5 million increase to Other operating income. The 2018 service cost included in operating income is expected to approximate 2017 service cost of $7.1 million. The Company does not expect the adoption of ASU 2017-07 to have a significant impact on the Company’s consolidated financial position, cash flows and financial statement disclosures.

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

Internal Reinvestment

Capital Expenditures

Capital expenditures were $75.1 million or 1.7% of net sales in 2017, compared with $63.3 million or 1.6% of net sales in 2016. In 2017, approximately 55% of capital expenditures were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. Capital expenditures in 2018 are expected to approximate 2% of net sales, with a continued emphasis on spending to improve productivity.

Research, Development and Engineering

The Company is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products and solutions. Research, development and engineering costs before customer reimbursement were $221.2 million in 2017 and $200.8 million in both 2016 and 2015. Customer reimbursements in 2017, 2016 and 2015 were $5.4 million, $7.2 million and $6.9 million, respectively. These amounts included research and development expenses of $130.4 million, $112.0 million and $116.3 million in 2017, 2016 and 2015, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. The Company believes these waste products were handled in compliance with regulations existing at that time. At December 31, 2017, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2017 and 2016 were $30.1 million and $28.4 million, respectively, for both non-owned and owned sites. In 2017, the Company recorded $7.7 million in reserves and the reserve increased $0.4 million due to foreign currency translation. Additionally, the Company spent $6.4 million on environmental matters in 2017. The Company’s reserves for environmental liabilities at December 31, 2017 and 2016 included reserves of $11.6 million and $12.4 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2017, the Company had $12.0 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

Financial Statement Schedules (Item 15(a)(2))

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, AMETEK, Inc. conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The Company acquired Rauland-Borg Corporation (“Rauland”) in February 2017, MOCON, Inc. in June 2017 and Arizona Instrument LLC in December 2017. As permitted by the U.S. Securities and Exchange Commission staff interpretative guidance for newly acquired businesses, the Company excluded Rauland, MOCON and Arizona Instrument from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In the aggregate, Rauland, MOCON and Arizona Instrument constituted 8.4% of total assets as of December 31, 2017 and 4.5% of net sales for the year then ended.

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DAVID A. ZAPICO	/s/ WILLIAM J. BURKE
Chairman of the Board and Chief Executive Officer	Executive Vice President – Chief Financial Officer

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, AMETEK, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rauland-Borg Corporation (“Rauland”), MOCON, Inc. and Arizona Instrument LLC, which are included in the 2017 consolidated financial statements of the Company and constituted 8.4% of total assets as of December 31, 2017 and 4.5% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Rauland, MOCON and Arizona Instrument.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), AMETEK, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1930.

Philadelphia, Pennsylvania

February 22, 2018

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales	$4,300,170	$3,840,087	$3,974,295

Operating expenses:
Cost of sales	2,851,431	2,575,220	2,617,987
Selling, general and administrative	533,645	462,970	448,592

Total operating expenses	3,385,076	3,038,190	3,066,579

Operating income	915,094	801,897	907,716
Other expenses:
Interest expense	(98,029)	(94,304)	(91,795)
Other, net	(20,336)	(14,490)	(9,541)

Income before income taxes	796,729	693,103	806,380
Provision for income taxes	115,259	180,945	215,521

Net income	$681,470	$512,158	$590,859

Basic earnings per share	$2.96	$2.20	$2.46

Diluted earnings per share	$2.94	$2.19	$2.45

Weighted average common shares outstanding:
Basic shares	230,229	232,593	239,906

Diluted shares	231,845	233,730	241,586

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$681,470	$512,158	$590,859

Other comprehensive (loss) income:
Amounts arising during the period — gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	159,507	(68,774)	(67,245)
Change in long-term intercompany notes	36,320	(7,597)	(51,235)
Net investment hedge instruments, net of tax of $41,178, $6,558 and $3,432 in 2017, 2016 and 2015, respectively	(109,412)	(12,179)	(6,374)
Defined benefit pension plans:
Net actuarial gain (loss), net of tax of ($8,384), $17,450 and $12,870 in 2017, 2016 and 2015, respectively	16,518	(55,259)	(21,002)
Amortization of net actuarial loss, net of tax of ($4,680), ($2,090) and ($3,247) in 2017, 2016 and 2015, respectively	9,910	6,618	6,137
Amortization of prior service costs, net of tax of $4, $25 and ($564) in 2017, 2016 and 2015, respectively	(41)	(79)	1,809
Unrealized holding gain (loss) on available-for-sale securities:
Unrealized gain (loss), net of tax of ($221), ($275) and $445 in 2017, 2016 and 2015, respectively	411	512	(827)

Other comprehensive income (loss)	113,213	(136,758)	(138,737)

Total comprehensive income	$794,683	$375,400	$452,122

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$646,300	$717,259
Receivables, net	668,176	592,326
Inventories, net	540,504	492,104
Deferred income taxes	—	50,004
Other current assets	79,675	76,497

Total current assets	1,934,655	1,928,190
Property, plant and equipment, net	493,296	473,230
Goodwill	3,115,619	2,818,950
Other intangibles, net	2,013,365	1,734,021
Investments and other assets	239,129	146,283

Total assets	$7,796,064	$7,100,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$308,123	$278,921
Accounts payable	437,329	369,537
Income taxes payable	34,660	29,913
Accrued liabilities	358,551	246,070

Total current liabilities	1,138,663	924,441
Long-term debt, net	1,866,166	2,062,644
Deferred income taxes	512,526	621,776
Other long-term liabilities	251,076	235,300

Total liabilities	3,768,431	3,844,161

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 800,000,000 shares; issued: 2017 – 262,947,829 shares; 2016 – 261,432,134 shares	2,631	2,615
Capital in excess of par value	660,894	604,143
Retained earnings	5,002,419	4,403,683
Accumulated other comprehensive loss	(429,176)	(542,389)
Treasury stock: 2017 – 31,754,106 shares; 2016 – 32,053,227 shares	(1,209,135)	(1,211,539)

Total stockholders’ equity	4,027,633	3,256,513

Total liabilities and stockholders’ equity	$7,796,064	$7,100,674

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—

Common stock, $0.01 par value
Balance at the beginning of the year	2,615	2,608	2,589
Shares issued	16	7	19

Balance at the end of the year	2,631	2,615	2,608

Capital in excess of par value
Balance at the beginning of the year	604,143	568,286	491,750
Issuance of common stock under employee stock plans	31,660	8,484	32,296
Share-based compensation costs	25,091	22,030	23,762
Excess tax benefits from exercise of stock options	—	5,343	20,478

Balance at the end of the year	660,894	604,143	568,286

Retained earnings
Balance at the beginning of the year	4,403,683	3,974,793	3,469,923
Net income	681,470	512,158	590,859
Cash dividends paid	(82,735)	(83,267)	(85,988)
Other	1	(1)	(1)

Balance at the end of the year	5,002,419	4,403,683	3,974,793

Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the year	(338,324)	(249,774)	(124,920)
Translation adjustments	159,507	(68,774)	(67,245)
Change in long-term intercompany notes	36,320	(7,597)	(51,235)
Net investment hedge instruments, net of tax of $41,178, $6,558 and $3,432 in 2017, 2016 and 2015, respectively	(109,412)	(12,179)	(6,374)

Balance at the end of the year	(251,909)	(338,324)	(249,774)

Defined benefit pension plans:
Balance at the beginning of the year	(203,758)	(155,038)	(141,982)
Net actuarial gain (loss), net of tax of ($8,384), $17,450 and $12,870 in 2017, 2016 and 2015, respectively	16,518	(55,259)	(21,002)
Amortization of net actuarial loss, net of tax of ($4,680), ($2,090) and ($3,247) in 2017, 2016 and 2015, respectively	9,910	6,618	6,137
Amortization of prior service costs, net of tax of $4, $25 and ($564) in 2017, 2016 and 2015, respectively	(41)	(79)	1,809

Balance at the end of the year	(177,371)	(203,758)	(155,038)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the year	(307)	(819)	8
Increase (decrease) during the year, net of tax	411	512	(827)

Balance at the end of the year	104	(307)	(819)

Accumulated other comprehensive loss at the end of the year	(429,176)	(542,389)	(405,631)

Treasury stock
Balance at the beginning of the year	(1,211,539)	(885,430)	(457,807)
Issuance of common stock under employee stock plans	9,271	10,031	7,777
Purchase of treasury stock	(6,867)	(336,140)	(435,400)

Balance at the end of the year	(1,209,135)	(1,211,539)	(885,430)

Total stockholders’ equity	$4,027,633	$3,256,513	$3,254,626

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash provided by (used for):
Operating activities:
Net income	$681,470	$512,158	$590,859
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	183,227	179,716	149,460
Deferred income taxes	(91,205)	(5,632)	6,458
Share-based compensation expense	25,091	22,030	23,762
Gain on sale of facilities	(1,213)	(743)	—
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in receivables	(24,581)	14,773	(6,995)
(Increase) decrease in inventories and other current assets	(6,087)	38,666	(12,007)
Increase (decrease) in payables, accruals and income taxes	124,399	2,657	(20,049)
Increase (decrease) in other long-term liabilities	2,787	(4,298)	255
Pension contribution	(54,796)	(6,775)	(55,215)
Other, net	(5,833)	4,283	(3,988)

Total operating activities	833,259	756,835	672,540

Investing activities:
Additions to property, plant and equipment	(75,074)	(63,280)	(69,083)
Purchases of businesses, net of cash acquired	(556,634)	(391,419)	(356,466)
Proceeds from sale of facilities	6,290	1,832	421
Other, net	(399)	500	(429)

Total investing activities	(625,817)	(452,367)	(425,557)

Financing activities:
Net change in short-term borrowings	(9,616)	(315,674)	226,761
Proceeds from long-term borrowings	—	820,900	200,000
Repayments of long-term borrowings	(270,000)	(48,724)	(182,007)
Repurchases of common stock	(6,867)	(336,140)	(435,400)
Cash dividends paid	(82,735)	(83,267)	(85,988)
Excess tax benefits from share-based payments	—	5,343	20,478
Proceeds from employee stock plans and other, net	40,047	14,616	39,192

Total financing activities	(329,171)	57,054	(216,964)

Effect of exchange rate changes on cash and cash equivalents	50,770	(25,268)	(26,629)

(Decrease) increase in cash and cash equivalents	(70,959)	336,254	3,390
Cash and cash equivalents:
Beginning of year	717,259	381,005	377,615

End of year	$646,300	$717,259	$381,005

See accompanying notes.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

Cash Equivalents, Securities and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2017 and 2016, the Company’s investment in a fixed-income mutual fund (held by its captive insurance subsidiary) is classified as “available-for-sale.” The aggregate fair value of the fixed-income mutual fund at December 31, 2017 and 2016 was $8.1 million ($8.2 million cost basis) and $7.3 million ($8.0 million cost basis), respectively. The temporary unrealized gain or loss on the fixed-income mutual fund is recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity), and is not significant. Certain of the Company’s other investments, which are not significant, are also accounted for by the equity method of accounting.

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific allowance for doubtful accounts is recorded against the amount due from these customers. For all other customers, the Company recognizes allowance for doubtful accounts based on the length of time specific receivables are past due based on its historical experience. The allowance for doubtful accounts was $10.4 million and $10.3 million at December 31, 2017 and 2016, respectively. See Note 7.

Inventories

The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 84% of its inventories at December 31, 2017. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 16% of the Company’s inventory at December 31, 2017. For inventories where cost is determined by the LIFO method, the FIFO value would have been $22.9 million and $18.4 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2017 and 2016, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. See Note 7.

Business Combinations

The Company allocates the purchase price of an acquired company, including when applicable, the acquisition date fair value of contingent consideration between tangible and intangible assets acquired and

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired business are included in the Company’s operating results from the date of acquisition. See Note 5.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged to expense as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets. The range of lives for depreciable assets is generally three to ten years for machinery and equipment, five to 27 years for leasehold improvements and 25 to 50 years for buildings. Depreciation expense was $82.0 million, $74.8 million and $68.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 7.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually.

The Company identifies its reporting units at the component level, which is one level below its operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which a particular operating company resides. The Company’s reporting units are divisions that are one level below its operating segments and for which discrete financial information is prepared and regularly reviewed by segment management.

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

The Company completed its required annual impairment tests in the fourth quarter of 2017, 2016 and 2015 and determined that the carrying values of the Company’s goodwill were not impaired. The Company completed its required annual impairment tests in the fourth quarter of 2017 and 2015 and determined that the carrying values of the Company’s other intangible assets with indefinite lives were not impaired. The Company completed

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its required annual impairment tests in the fourth quarter of 2016 and determined that the carrying values of certain of the Company’s trademarks and trade names with indefinite lives were impaired. During 2016, the Company recorded a $13.9 million non-cash impairment charge related to certain of the Company’s trade names.

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

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents and technology are being amortized over useful lives of five to 20 years, with a weighted average life of 16 years. Customer relationships are being amortized over a period of five to 20 years, with a weighted average life of 19 years. Miscellaneous other intangible assets are being amortized over a period of two to 20 years. On a quarterly basis, the Company evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 6.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided at the time revenue is recognized based on the Company’s historical experience. The warranty periods for products sold vary among the Company’s operations, but generally do not exceed one year. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses. See Note 12.

Research and Development

Research and development costs are included in Cost of sales as incurred and were $130.4 million in 2017, $112.0 million in 2016 and $116.3 million in 2015.

Shipping and Handling Costs

Shipping and handling costs are included in Cost of sales and were $53.1 million in 2017, $47.9 million in 2016 and $50.5 million in 2015.

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

	2017	2016	2015
	(In thousands)
Weighted average shares:
Basic shares	230,229	232,593	239,906
Equity-based compensation plans	1,616	1,137	1,680

Diluted shares	231,845	233,730	241,586

2.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and modified the standard thereafter. The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue at the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification.

ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017 and may be early adopted for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2014-09 as of January 1, 2018. The guidance permits adoption by retrospectively applying the guidance to each prior reporting period presented (full retrospective method) or prospectively applying the guidance and providing additional disclosures comparing results to previous guidance, with the cumulative effect of initially applying the guidance recognized in beginning retained earnings at the date of initial application (modified retrospective method). The Company will use the modified retrospective method of adoption.

ASU 2014-09 will impact the Company’s revenue recognition procedures by requiring recognition of certain revenues to move from upon shipment or delivery to over-time. The recording of certain revenues over-time is not expected to have a material impact on the Company’s consolidated results of operations or financial position. Also, the Company has developed the additional expanded disclosures required. The Company has implemented the appropriate changes to its business processes to support recognition and disclosure under ASU 2014-09. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated results of operations, financial position and cash flows.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. The Company prospectively adopted ASU 2015-17 effective January 1, 2017. Therefore, prior periods have not been adjusted to reflect this adoption. The adoption of ASU 2015-17 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 includes transitional guidance, as currently issued, that calls for a modified retrospective approach. The FASB has recently proposed adding a transition option to the current guidance and it includes optional practical expedients for ease of transition. The Company has formed a steering committee to lead the Company’s implementation project. The Company has not determined the impact ASU 2016-02 may have on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures, which could be significant to the Company’s financial position.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 includes changes to the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company prospectively adopted ASU 2016-09 effective January 1, 2017. For the year ended December 31, 2017, the Company recorded a tax benefit of $12.3 million within Provision for income taxes related to the tax effects of share-based payment transactions. Prior to adoption, this amount would have been recorded as a component of Capital in excess of par value. The adoption of this standard could create volatility in the Company’s effective tax rate going forward. The Company elected not to change its accounting policy with respect to the estimation of forfeitures. The Company no longer reclassifies the excess tax benefits from share-based payments from operating activities to financing activities in the consolidated statement of cash flows. For the year ended December 31, 2017, the Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of its diluted earnings per share and the related increase in the Company’s diluted weighted average common shares outstanding was not significant.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the requirement to calculate the reporting unit fair value of goodwill (second step) to measure a goodwill impairment charge. Under the guidance, an impairment charge will be measured based on the excess of the reporting unit’s carrying amount over its fair value (first step). ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2017-04 effective January 1, 2017 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost will be presented outside of operating income. ASU 2017-07 is effective for interim and annual reporting periods beginning after December 15, 2017. The changes in presentation will be applied retrospectively when adopted. The Company expects restated 2017 Cost of sales to increase $11.5 million with an offsetting $11.5 million increase to Other operating income. The 2018 service cost included in operating income is expected to approximate 2017 service cost of $7.1 million. The Company does not expect the adoption of ASU 2017-07 to have a significant impact on the Company’s consolidated financial position, cash flows and financial statement disclosures.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. See Note 5 for discussion of acquisition date fair value of contingent payment liability.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at December 31:

	2017	2016
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$8,060	$7,317

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the years ended December 31, 2017 and 2016, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the years ended December 31, 2017 and 2016.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at December 31, 2017 and 2016 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at December 31:

	2017		2016
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,174,289)	$(2,210,466)	$(2,341,565)	$(2,386,901)

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

Foreign Currency

At December 31, 2017, the Company had a Canadian dollar forward contract for a total notional value of 83.0 million Canadian dollars ($1.5 million fair value unrealized gain at December 31, 2017) outstanding. At December 31, 2016, the Company had no forward contracts outstanding. For the year ended December 31, 2017 and 2016, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as hedges.

4.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2017 and 2016, these net investment hedges included British-pound- and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound-

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At December 31, 2017 and 2016, the Company had $412.4 million and $376.3 million, respectively, of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At December 31, 2017 and 2016, the Company had $601.0 million and $527.7 million, respectively, in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $109.4 million of pre-tax currency remeasurement losses and $50.0 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2017 and 2016, respectively.

5.	Acquisitions

The Company spent $556.6 million in cash, net of cash acquired, to acquire Rauland-Borg Corporation (“Rauland”) in February 2017, MOCON, Inc. in June 2017 and Arizona Instrument LLC in December 2017. The Rauland acquisition includes a potential $30 million contingent payment due upon the achievement of certain milestones as described further below. Rauland is a global provider of enterprise clinical and education communications solutions for hospitals, healthcare systems and educational facilities. MOCON is a provider of laboratory and field gas analysis instrumentation to research laboratories, production facilities and quality control departments in food and beverage, pharmaceutical and industrial applications. Arizona Instrument is a provider of differentiated, high-precision moisture and gas measurement instruments in food, pharmaceutical and environmental markets. Rauland, MOCON and Arizona Instrument are part of AMETEK’s Electronic Instruments Group (“EIG”).

The following table represents the preliminary allocation of the aggregate purchase price for the net assets of the 2017 acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$19.1
Goodwill	225.6
Other intangible assets	340.7
Long-term liabilities	(10.9)
Deferred income taxes	(35.1)
Net working capital and other(1)	42.7

Total purchase price	582.1
Less: Acquisition date fair value of contingent payment liability	(25.5)

Total cash paid	$556.6

(1)	Includes $31.7 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the 2017 acquisitions as follows: Rauland provides the Company with attractive new growth opportunities within the

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

medical technology market, strong growth opportunities in its core markets and incremental growth opportunities through acquisitions and international expansion. MOCON’s products and technologies complement the Company’s existing gas analysis instrumentation business and provides it with opportunities to expand into the growing food and pharmaceutical package testing market. Arizona Instrument complements the Company’s existing Brookfield Engineering Laboratories (“Brookfield”) viscosity measurement business and provides it with opportunities to further grow its presence in the food, pharmaceutical and environmental markets. The Company expects approximately $89.2 million of the goodwill recorded relating to the 2017 acquisitions will be tax deductible in future years.

At December 31, 2017, the purchase price allocated to other intangible assets of $340.7 million consists of $72.9 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $267.8 million of other intangible assets consists of 229.4 million customer relationships, which are being amortized over a period of 18 to 20 years, $0.8 million of trade names, which are being amortized over a period of 18 years and $37.6 million of purchased technology, which is being amortized over a period of ten to 18 years. Amortization expense for each of the next five years for the 2017 acquisitions is expected to approximate $15 million per year.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its December 2017 acquisition of Arizona Instrument, including inventory, goodwill and the accounting for income taxes. The Company is in the process of finalizing the accounting for income taxes for its June 2017 acquisition of MOCON.

The above mentioned contingent payment is based on Rauland achieving a certain cumulative revenue target over the period October 1, 2016 to September 30, 2018. If Rauland achieves the target, the $30 million contingent payment will be made; however, if the target is not achieved, no payment will be made. At the acquisition date, the estimated fair value of the contingent payment liability was $25.5 million, which was based on a probabilistic approach using level 3 inputs. At December 31, 2017, there was no change to the estimated fair value of the contingent payment liability.

The 2017 acquisitions had an immaterial impact on reported net sales, net income and diluted earnings per share for the year ended December 31, 2017. Had the 2017 acquisitions been made at the beginning of 2017 or 2016, unaudited pro forma net sales, net income and diluted earnings per share for the years ended December 31, 2017 and 2016, respectively, would not have been materially different than the amounts reported.

In 2016, the Company spent $391.4 million in cash, net of cash acquired, to acquire Brookfield and ESP/SurgeX in January 2016, HS Foils and Nu Instruments in July 2016 and Laserage Technology Corporation (“Laserage”) in October 2016. Brookfield is a manufacturer of viscometers and rheometers, as well as instrumentation to analyze texture and powder flow. ESP/SurgeX is a manufacturer of energy intelligence and power protection, monitoring and diagnostic solutions. HS Foils develops and manufactures key components used in radiation detectors including ultra-thin radiation windows, silicon drift detectors and x-ray filters. Nu Instruments is a provider of magnetic sector mass spectrometers used for elemental and isotope analysis. Laserage is a provider of laser fabrication services for the medical device market. Brookfield, ESP/SurgeX, HS Foils and Nu Instruments are part of EIG and Laserage is part of AMETEK’s Electromechanical Group (“EMG”).

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions Subsequent to December 31, 2017

In January 2018, the Company acquired FMH Aerospace (“FMH”) for approximately $235 million in cash. FMH has estimated annual sales of approximately $50 million. FMH is a provider of complex, highly-engineered solutions for the aerospace, defense and space industries. FMH will join EMG.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2015	$1,678.2	$1,028.4	$2,706.6
Goodwill acquired	165.0	6.3	171.3
Purchase price allocation adjustments and other	0.3	(0.1)	0.2
Foreign currency translation adjustments	(26.5)	(32.6)	(59.1)

Balance at December 31, 2016	1,817.0	1,002.0	2,819.0
Goodwill acquired	225.6	—	225.6
Purchase price allocation adjustments and other	0.5	0.6	1.1
Foreign currency translation adjustments	33.9	36.0	69.9

Balance at December 31, 2017	$2,077.0	$1,038.6	$3,115.6

Other intangible assets were as follows at December 31:

	2017	2016
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$52,548	$49,755
Purchased technology	328,301	283,612
Customer lists	1,621,652	1,363,700

	2,002,501	1,697,067

Accumulated amortization:
Patents	(36,998)	(34,927)
Purchased technology	(110,298)	(87,869)
Customer lists	(450,814)	(362,924)

	(598,110)	(485,720)

Net intangible assets subject to amortization	1,404,391	1,211,347

Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	608,974	536,574
Impairment	—	(13,900)

	608,974	522,674

	$2,013,365	$1,734,021

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the fourth quarter of 2016, the Company completed its required annual impairment tests and determined that the carrying values of certain of the Company’s trademarks and trade names with indefinite lives were impaired. During 2016, the Company recorded, in Cost of sales, a $13.9 million non-cash impairment charge related to certain of the Company’s trade names, of which $9.2 million impacted EIG and $4.7 million impacted EMG. See Note 1 for further descriptions of the Company’s impairment testing.

Amortization expense was $101.2 million, $104.9 million (including impairment of $13.9 million) and $80.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense for each of the next five years is expected to approximate $105 million per year, not considering the impact of potential future acquisitions.

7.	Other Consolidated Balance Sheet Information

	December 31,
	2017	2016
	(In thousands)
INVENTORIES, NET
Finished goods and parts	$84,789	$75,827
Work in process	107,362	101,484
Raw materials and purchased parts	348,353	314,793

	$540,504	$492,104

PROPERTY, PLANT AND EQUIPMENT, NET
Land	$42,851	$41,875
Buildings	295,023	281,847
Machinery and equipment	923,394	840,725

	1,261,268	1,164,447
Less: Accumulated depreciation	(767,972)	(691,217)

	$493,296	$473,230

ACCRUED LIABILITIES
Employee compensation and benefits	$151,435	$93,226
Product warranty obligation	22,872	22,007
Restructuring	30,046	29,951
Contingent purchase price	25,500	—
Other	128,698	100,886

	$358,551	$246,070

	2017	2016	2015
	(In thousands)
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS
Balance at the beginning of the year	$10,257	$8,555	$10,446
Additions charged to expense	2,800	4,124	630
Write-offs	(3,208)	(2,304)	(1,872)
Foreign currency translation adjustments and other	552	(118)	(649)

Balance at the end of the year	$10,401	$10,257	$8,555

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Income before income taxes:
Domestic	$447,853	$397,215	$502,292
Foreign	348,876	295,888	304,088

Total	$796,729	$693,103	$806,380

Provision for income taxes:
Current:
Federal	$127,874	$116,898	$130,996
Foreign	71,846	63,170	66,691
State	6,744	6,509	11,376

Total current	206,464	186,577	209,063

Deferred:
Federal	(97,465)	5,273	1,711
Foreign	6,204	(8,434)	(3,611)
State	56	(2,471)	8,358

Total deferred	(91,205)	(5,632)	6,458

Total provision	$115,259	$180,945	$215,521

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2017	2016
	(In thousands)
Current deferred tax (asset) liability:
Reserves not currently deductible	$—	$(39,509)
Share-based compensation	—	(7,022)
Net operating loss carryforwards	—	(2,072)
Other	—	(1,041)

	—	(49,644)
Portion included in other current liabilities	—	(360)

Gross current deferred tax asset	—	(50,004)

Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	39,816	54,243
Reserves not currently deductible	(42,966)	(28,808)
Pensions	11,452	8,714
Differences in basis of intangible assets and accelerated amortization	455,690	603,577
Net operating loss carryforwards	(10,376)	(8,399)
Share-based compensation	(13,434)	(13,707)
Foreign tax credit carryforwards	—	(3,441)
Unremitted earnings	84,356	4,481
Other	(23,176)	(1,004)

	501,362	615,656
Less: Valuation allowance	3,100	2,046

	504,462	617,702
Portion included in noncurrent assets	8,064	4,074

Gross noncurrent deferred tax liability	512,526	621,776

Net deferred tax liability	$512,526	$571,772

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2017	2016	2015
U.S. Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.4	0.4	1.2
Foreign operations, net	(6.8)	(7.1)	(6.8)
U.S. Manufacturing deduction and credits	(2.2)	(2.6)	(2.4)
Stock compensation	(1.6)	0.2	0.1
Net deferred tax revaluation	(23.3)	—	—
Deemed repatriation of foreign earnings	11.8	—	—
Other	1.2	0.2	(0.4)

Consolidated effective tax rate	14.5%	26.1%	26.7%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”). The Act, which is also commonly referred to as “U.S. tax reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, in the fourth quarter of 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes. The $91.6 million net benefit consisted of a $185.8 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate and $94.2 million expense mostly relating to the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company as discussed further below.

Although the $91.6 million net benefit represents what the Company believes is a reasonable estimate of the impact of the income tax effects of the Act on the Company’s consolidated financial statements as of December 31, 2017, it should be considered provisional. As additional guidance from the U.S. Department of Treasury is provided, the Company may need to adjust the provisional amounts after it finalizes the 2017 U.S. tax return and is able to conclude whether any further adjustments are required to its U.S. portion of net deferred tax liability of $390.4 million as of December 31, 2017, as well as to the liability associated with the one-time mandatory tax. The currently recorded amounts include a variety of estimates of taxable earnings and profits, estimated taxable foreign cash balances, differences between U.S. GAAP and U.S. tax principles and interpretations of many aspects of the Act that may, if changed, impact the final amounts. Any adjustments to these provisional amounts will be reported as a component of Provision for income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018. The Company is still evaluating the potential future impact of the global intangible low-taxed income (“GILTI”) section of the Act and has not provided any provisional deferred tax liability for it. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in the U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes. Due to the ongoing evaluation, the Company has not yet made the accounting policy decision.

The recently enacted Act mandated a one-time tax on previously deferred foreign earnings of U.S. subsidiaries. At December 31, 2017, included in the $94.2 million expense mentioned above, the Company recorded an expense of $81.9 million relating to the one-time mandatory tax. The Company is electing to pay the tax on an installment basis with $1.2 million recorded in current taxes payable, $13.2 million recorded in

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncurrent taxes payable and $67.5 million recorded as a deferred tax liability, which represents the portion relating to certain non-U.S. subsidiaries that have a fiscal year end in 2018 and is not yet payable. The Company intends to reinvest its earnings indefinitely in operations outside the United States except to the extent of $1.5 billion, which is deemed paid earnings under the mandatory tax provision of the Act. In addition, the Company has recorded an incremental $13.3 million in state income and foreign withholding taxes expected to be incurred when the cash amounts related to the mandatory tax are ultimately repatriated to the U.S., offset by $1.0 million for a remeasurement of uncertain tax positions impacted by the mandatory tax inclusion.

Due to the adoption of ASU 2015-17, the Company classified all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet at December 31, 2017. The Company prospectively adopted ASU 2015-17 effective January 1, 2017. Therefore, prior periods have not been adjusted to reflect this adoption.

At December 31, 2016, U.S. and foreign deferred income taxes totaling $4.5 million were provided on undistributed earnings of certain non-U.S. subsidiaries that were not expected to be permanently reinvested in such companies. There was no provision for U.S. deferred income taxes for the undistributed earnings of certain other subsidiaries, which totaled approximately $1.1 billion at December 31, 2016.

At December 31, 2017, the Company had tax effected benefits of $10.4 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $1.7 million for federal income tax purposes with no valuation allowance, $6.6 million for state income tax purposes with no valuation allowance and $2.2 million for foreign income tax purposes with a valuation allowance of $2.2 million. These net operating loss carryforwards, if not used, will expire between 2018 and 2037.

At December 31, 2017, the Company had tax effected benefits of $5.1 million related to tax credit carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes tax credit carryforwards of $0.6 million for federal income tax purposes with a valuation allowance of $0.6 million, $4.4 million for state income tax purposes with a valuation allowance of $0.3 million and $0.1 million for foreign income tax purposes with no valuation allowance. These tax credit carryforwards, if not used, will expire between 2018 and 2037.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for foreign net operating loss carryforwards and tax credits. In 2017, the Company recorded an increase of $1.1 million in the valuation allowance primarily related to foreign net operating loss carryforwards that are not expected to be utilized.

At December 31, 2017, the Company had gross unrecognized tax benefits of $60.3 million, of which $51.7 million, if recognized, would impact the effective tax rate. At December 31, 2016, the Company had gross unrecognized tax benefits of $57.9 million, of which $48.5 million, if recognized, would impact the effective tax rate.

At December 31, 2017 and 2016, the Company reported $9.7 million and $8.9 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2017, the Company recognized a net expense of $0.9 million, and during 2016 and 2015, the Company recognized a net benefit of $1.8 million and $0.4 million, respectively, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 70% of the Company’s overall tax liability is incurred in the United States as measured prior to tax reform. The Company files income tax returns in various other state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. At December 31, 2017, there were no tax years currently under examination by the Internal Revenue Service (“IRS”) related to the U.S. consolidated tax group, although a separate examination of a pre-acquisition net operating loss carryback is ongoing related to a recently acquired company for which no material liability is expected. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.

During 2017, the Company added $15.4 million of tax, interest and penalties to identified uncertain tax positions and reversed $12.1 million of tax and interest related to statute expirations. During 2016, the Company added $8.6 million of tax, interest and penalties related to identified uncertain tax positions and reversed $16.3 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2017	2016	2015
	(In millions)
Balance at the beginning of the year	$57.9	$63.8	$71.7
Additions for tax positions related to the current year	10.0	5.5	8.8
Additions for tax positions of prior years	3.1	1.5	1.3
Reductions for tax positions of prior years	(2.8)	(3.6)	(7.1)
Reductions related to settlements with taxing authorities	—	(3.4)	(8.3)
Reductions due to statute expirations	(7.9)	(5.9)	(2.6)

Balance at the end of the year	$60.3	$57.9	$63.8

In 2017, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain domestic and foreign issues, while the reductions above primarily relate to statute expirations. At December 31, 2017, tax, interest and penalties of $68.5 million were classified as a noncurrent liability. The net change in uncertain tax positions for the year ended December 31, 2017 resulted in an increase to income tax expense of $4.3 million.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

Long-term debt, net consisted of the following at December 31:

	2017	2016
	(In thousands)
U.S. dollar 6.20% senior notes due December 2017	$—	$270,000
U.S. dollar 6.35% senior notes due July 2018	80,000	80,000
U.S. dollar 7.08% senior notes due September 2018	160,000	160,000
U.S. dollar 7.18% senior notes due December 2018	65,000	65,000
U.S. dollar 6.30% senior notes due December 2019	100,000	100,000
U.S. dollar 3.73% senior notes due September 2024	300,000	300,000
U.S. dollar 3.91% senior notes due June 2025	50,000	50,000
U.S. dollar 3.96% senior notes due August 2025	100,000	100,000
U.S. dollar 3.83% senior notes due September 2026	100,000	100,000
U.S. dollar 3.98% senior notes due September 2029	100,000	100,000
U.S. dollar 4.45% senior notes due August 2035	50,000	50,000
British pound 4.68% senior note due September 2020	108,180	98,701
British pound 2.59% senior note due November 2028	202,840	185,067
British pound 2.70% senior note due November 2031	101,420	92,533
Euro 1.34% senior notes due October 2026	360,620	316,643
Euro 1.53% senior notes due October 2028	240,414	211,096
Swiss franc 2.44% senior note due December 2021	56,452	54,150
Revolving credit facility borrowings	—	—
Other, principally foreign	4,589	14,604
Less: Debt issuance costs	(5,226)	(6,229)

Total debt, net	2,174,289	2,341,565
Less: Current portion, net	(308,123)	(278,921)

Total long-term debt, net	$1,866,166	$2,062,644

Maturities of long-term debt borrowings outstanding at December 31, 2017 were as follows: $100.0 million in 2019; $108.2 million in 2020; $56.5 million in 2021; none in 2022; none in 2023; and $1,605.3 million in 2024 and thereafter.

In the fourth quarter of 2017, the Company paid in full, at maturity, $270 million in aggregate principal amount of 6.20% private placement senior notes.

In December 2007, the Company issued $270 million in aggregate principal amount of 6.20% private placement senior notes due December 2017 (paid in full, at maturity, as previously noted) and $100 million in aggregate principal amount of 6.30% private placement senior notes due December 2019. In July 2008, the Company issued $80 million in aggregate principal amount of 6.35% private placement senior notes due July 2018. In September 2008, the Company issued $160 million in aggregate principal amount of 7.08% private placement senior notes due September 2018. In December 2008, the Company issued $65 million in aggregate principal amount of 7.18% private placement senior notes due December 2018. In September 2014, the Company issued $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. In June 2015, the Company issued $50 million in aggregate principal amount of 3.91% senior notes due June 2025. In August 2015, the Company issued $100 million in

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035.

In September 2010, the Company issued an 80 million British pound ($108.2 million at December 31, 2017) 4.68% senior note due September 2020. In December 2011, the Company issued a 55 million Swiss franc ($56.5 million at December 31, 2017) 2.44% senior note due December 2021. In October 2016, the Company issued 300 million Euros ($360.6 million at December 31, 2017) in aggregate principal amount of 1.34% senior notes due October 2026 and 200 million Euros ($240.4 million at December 31, 2017) in aggregate principal amount of 1.53% senior notes due October 2028. In November 2016, the Company issued 150 million British pounds ($202.8 million at December 31, 2017) in aggregate principal amount of 2.59% senior notes due November 2028 and 75 million British pounds ($101.4 million at December 31, 2017) in aggregate principal amount of 2.70% senior notes due November 2031.

The Company along with certain of its foreign subsidiaries has an amended and restated credit agreement dated as of March 10, 2016 (the “Credit Agreement”). The Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $850 million with a final maturity date in March 2021. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $300 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The Credit Agreement places certain restrictions on allowable additional indebtedness. At December 31, 2017, the Company had available borrowing capacity of $1,108.1 million under its revolving credit facility, including the $300 million accordion feature.

Interest rates on outstanding borrowings under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At December 31, 2017 and 2016, the Company did not have any borrowings outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2017 and 2016 was 1.61% and 1.72%, respectively. The Company had outstanding letters of credit primarily under the revolving credit facility totaling $42.1 million and $33.2 million at December 31, 2017 and 2016, respectively.

The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2017.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $45.4 million and $43.7 million at December 31, 2017 and 2016, respectively. At December 31, 2017, foreign subsidiaries had debt borrowings outstanding totaling $4.6 million, all of which was reported in short-term borrowings and current portion of long-term debt, net. At December 31, 2016, foreign subsidiaries had debt borrowings outstanding totaling $14.6 million, including $3.8 million reported in long-term debt, net.

The weighted average interest rate on total debt borrowings outstanding at December 31, 2017 and 2016 was 4.2% and 4.4%, respectively.

10.	Share-Based Compensation

Under the terms of the Company’s stockholder-approved share-based plans, incentive and non-qualified stock options and restricted stock have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Employee and non-employee director stock options generally vest at a rate of 25% per year, beginning one year from the date of the grant, and restricted stock generally has a

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

four-year cliff vesting. Stock options generally have a maximum contractual term of seven years. At December 31, 2017, 12.0 million shares of Company common stock were reserved for issuance under the Company’s share-based plans, including 5.6 million shares for stock options outstanding.

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

Total share-based compensation expense was as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Stock option expense	$9,895	$9,984	$10,955
Restricted stock expense	15,196	12,046	12,807

Total pre-tax expense	$25,091	$22,030	$23,762

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported. The year ended December 31, 2017 includes a second quarter of 2017 $2.5 million pre-tax charge in corporate administrative expenses related to the accelerated vesting of restricted stock grants in association with the retirement of the Company’s Executive Chairman of the Board of Directors.

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2017	2016	2015
Expected volatility	18.0%	21.8%	22.3%
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate	1.94%	1.23%	1.58%
Expected dividend yield	0.60%	0.77%	0.69%
Black-Scholes-Merton fair value per stock option granted	$11.05	$9.14	$10.89

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	6,011	$42.25
Granted	1,331	60.32
Exercised	(1,515)	31.62
Forfeited	(237)	52.62
Expired	(7)	52.10

Outstanding at the end of the year	5,583	$48.99	4.2	$131.1

Exercisable at the end of the year	2,884	$43.96	2.9	$82.2

The aggregate intrinsic value of stock options exercised during 2017, 2016 and 2015 was $41.3 million, $16.2 million and $62.3 million, respectively. The total fair value of stock options vested during 2017, 2016 and 2015 was $12.4 million, $10.8 million and $10.3 million, respectively.

The following is a summary of the Company’s nonvested stock option activity and related information for the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested stock options outstanding at the beginning of the year	2,802	$10.15
Granted	1,331	11.05
Vested	(1,197)	10.40
Forfeited	(237)	10.35

Nonvested stock options outstanding at the end of the year	2,699	$10.47

As of December 31, 2017, there was approximately $21 million of expected future pre-tax compensation expense related to the 2.7 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the Company’s nonvested restricted stock activity and related information for the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at the beginning of the year	1,019	$48.59
Granted	340	60.35
Vested	(333)	47.42
Forfeited	(94)	51.51

Nonvested restricted stock outstanding at the end of the year	932	$53.53

The total fair value of restricted stock vested during 2017, 2016 and 2015 was $15.8 million, $11.1 million and $10.6 million, respectively. The weighted average fair value of restricted stock granted per share during 2017 and 2016 was $60.35 and $46.91, respectively. As of December 31, 2017, there was approximately $28 million of expected future pre-tax compensation expense related to the 0.9 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than two years.

11.	Retirement Plans and Other Postretirement Benefits

Retirement and Pension Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $2 million to $6 million to its worldwide defined benefit pension plans in 2018.

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

The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:

U.S. Defined Benefit Pension Plans:

	2017	2016
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$498,850	$472,477
Service cost	3,538	3,488
Interest cost	20,693	22,153
Actuarial losses	26,922	29,681
Gross benefits paid	(29,627)	(29,005)
Plan amendments	—	56

Net projected benefit obligation at the end of the year	$520,376	$498,850

Change in plan assets:
Fair value of plan assets at the beginning of the year	$517,073	$508,775
Actual return on plan assets	92,058	36,414
Employer contributions	40,489	889
Gross benefits paid	(29,627)	(29,005)

Fair value of plan assets at the end of the year	$619,993	$517,073

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Defined Benefit Pension Plans:

	2017	2016
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$258,297	$243,924
Service cost	3,600	3,134
Interest cost	6,732	7,896
Foreign currency translation adjustments	26,457	(39,910)
Employee contributions	228	256
Actuarial (gains) losses	(1,563)	52,248
Expenses paid from assets	(608)	(770)
Gross benefits paid	(8,964)	(8,475)
Plan amendments	(1)	(6)

Net projected benefit obligation at the end of the year	$284,178	$258,297

Change in plan assets:
Fair value of plan assets at the beginning of the year	$188,935	$213,296
Actual return on plan assets	13,869	14,346
Employer contributions	14,307	5,886
Employee contributions	228	256
Foreign currency translation adjustments	19,201	(35,604)
Expenses paid from assets	(608)	(770)
Gross benefits paid	(8,964)	(8,475)

Fair value of plan assets at the end of the year	$226,968	$188,935

The accumulated benefit obligation consisted of the following at December 31:

U.S. Defined Benefit Pension Plans:

	2017	2016
	(In thousands)
Funded plans	$503,309	$480,249
Unfunded plans	6,046	6,212

Total	$509,355	$486,461

Foreign Defined Benefit Pension Plans:

	2017	2016
	(In thousands)
Funded plans	$235,787	$213,877
Unfunded plans	39,531	33,924

Total	$275,318	$247,801

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine benefit obligations at December 31:

	2017	2016
U.S. Defined Benefit Pension Plans:
Discount rate	3.75%	4.25%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	2.39%	2.56%
Rate of compensation increase (where applicable)	2.50%	2.50%

The following is a summary of the fair value of plan assets for U.S. plans at December 31:

	2017			2016
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Corporate debt instruments	$1,757	$—	$1,757	$2,662	$—	$2,662
Corporate debt instruments - Preferred	12,574	—	12,574	8,880	—	8,880
Corporate stocks - Common	137,693	137,693	—	109,881	109,881	—
Municipal bonds	565	—	565	777	—	777
Registered investment companies	289,693	289,693	—	251,054	251,054	—
U.S. Government securities	246	—	246	—	—	—

Total investments	442,528	427,386	15,142	373,254	360,935	12,319

Investments measured at net asset value	177,465	—	—	143,819	—	—

Total investments	$619,993	$427,386	$15,142	$517,073	$360,935	$12,319

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

The expected long-term rate of return on these plan assets was 7.50% in 2017 and 7.75% in 2016. Equity securities included 512,565 shares of AMETEK, Inc. common stock with a market value of $37.1 million (6.0% of total plan investment assets) at December 31, 2017 and 512,565 shares of AMETEK, Inc. common stock with a market value of $24.9 million (4.8% of total plan investment assets) at December 31, 2016.

The objectives of the Company’s U.S. defined benefit plans’ investment strategy are to maximize the plans’ funded status and minimize Company contributions and plan expense. Because the goal is to optimize returns

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and fixed-income markets provide poor returns, an allocation to alternative assets may be made to improve the overall portfolio’s diversification and return potential. The Company periodically reviews its asset allocation, taking into consideration plan liabilities, plan benefit payment streams and the investment strategy of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges and is rebalanced when necessary. The target allocations for the U.S. defined benefits plans are approximately 50% equity securities, 20% fixed-income securities and 30% other securities and/or cash.

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

The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31:

	2017		2016
Asset Class	Total	Level 3	Total	Level 3
	(In thousands)
Life insurance	$21,294	$21,294	$18,147	$18,147

Total investments	21,294	21,294	18,147	18,147

Investments measured at net asset value	205,674	—	170,788	—

Total investments	$226,968	$21,294	$188,935	$18,147

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2015	$20,486
Actual return on assets:
Unrealized (losses) relating to instruments still held at the end of the year	(2,339)
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2016	18,147

Actual return on assets:
Unrealized gains relating to instruments still held at the end of the year	3,147
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2017	$21,294

The objective of the Company’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, fixed-income investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform fixed-income investments over the long term. However, the trustees recognize the fact that fixed-income investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed, from time to time, in view of changes in market conditions and in the plans’ liability profile. The target allocations for the foreign defined benefit plans are approximately 70% equity securities, 15% fixed-income securities and 15% other securities, insurance or cash.

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return for U.S. plans is 7.50% and 6.64% for foreign plans in 2018.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:

U.S. Defined Benefit Pension Plans:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value of Assets		Fair Value of Assets
	2017	2016	2017	2016
	(In thousands)
Benefit obligation	$6,046	$26,356	$6,046	$26,356
Fair value of plan assets	—	19,059	—	19,059

Foreign Defined Benefit Pension Plans:

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	Fair Value of Assets		Fair Value of Assets
	2017	2016	2017	2016
	(In thousands)
Benefit obligation	$186,756	$215,893	$180,779	$209,377
Fair value of plan assets	127,170	146,480	127,170	146,480

The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2017	2016
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$846,961	$706,008
Projected benefit obligation	(804,553)	(757,147)

Funded status at the end of the year	$42,408	$(51,139)

Amounts recognized in the consolidated balance sheet consisted of:
Noncurrent asset for pension benefits (other assets)	$108,039	$25,571
Current liabilities for pension benefits	(1,901)	(1,393)
Noncurrent liability for pension benefits	(63,730)	(75,317)

Net amount recognized at the end of the year	$42,408	$(51,139)

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2017	2016
	(In thousands)
Net actuarial loss	$178,466	$204,782
Prior service costs	(1,102)	(1,031)
Transition asset	7	7

Total recognized	$177,371	$203,758

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31:

	2017	2016	2015
	(In thousands)
Defined benefit plans:
Service cost	$7,138	$6,622	$7,000
Interest cost	27,424	30,049	28,670
Expected return on plan assets	(53,442)	(51,140)	(54,819)
Amortization of:
Net actuarial loss	14,591	10,224	9,383
Prior service costs	(47)	(52)	(55)
Transition asset	1	1	1

Total net periodic benefit income	(4,335)	(4,296)	(9,820)

Other plans:
Defined contribution plans	24,280	23,881	22,750
Foreign plans and other	5,866	5,694	4,800

Total other plans	30,146	29,575	27,550

Total net pension expense	$25,811	$25,279	$17,730

The total net periodic benefit expense (income) is included in Cost of sales in the consolidated statement of income. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2018 for the net actuarial losses and prior service costs is expected to be approximately $12 million.

The following weighted average assumptions were used to determine the above net periodic pension benefit expense for the years ended December 31:

	2017	2016	2015
U.S. Defined Benefit Pension Plans:
Discount rate	4.25%	4.80%	4.20%
Expected return on plan assets	7.50%	7.75%	7.75%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	2.56%	3.62%	3.44%
Expected return on plan assets	6.79%	6.95%	6.92%
Rate of compensation increase (where applicable)	2.50%	2.88%	2.88%

Estimated Future Benefit Payments

The estimated future benefit payments for U.S. and foreign plans are as follows: 2018 - $39.8 million; 2019 - $40.2 million; 2020 - $41.2 million; 2021 - $41.9 million; 2022 - $42.5 million; 2023 to 2027 - $223.4 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $25.4 million and $25.2 million at December 31, 2017 and 2016, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.

Multiemployer Defined Benefit Pension Plan

For the year ended December 31, 2017, the Company recorded $6.0 million in costs as a result of its decision to withdraw from a multiemployer pension plan serving a facility that is currently operating.

12.	Guarantees

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. At December 31, 2017, the maximum amount of future payment obligations relative to these various guarantees was $82.8 million and the outstanding liability under certain of those guarantees was $0.3 million.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the accrued product warranty obligation were as follows at December 31:

	2017	2016	2015
	(In thousands)
Balance at the beginning of the year	$22,007	$22,761	$29,764
Accruals for warranties issued during the year	15,951	16,046	14,817
Settlements made during the year	(17,854)	(17,732)	(19,905)
Warranty accruals related to acquired businesses and other during the year	2,768	932	(1,915)

Balance at the end of the year	$22,872	$22,007	$22,761

Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

13.	Contingencies

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2017, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2017 and 2016 were $30.1 million and $28.4 million, respectively, for both non-owned and owned sites. In 2017, the Company recorded $7.7 million in reserves and the reserve increased $0.4 million due to foreign currency translation. Additionally, the Company spent $6.4 million on environmental matters in 2017. The Company’s reserves for environmental liabilities at December 31, 2017 and 2016 included reserves of $11.6 million and $12.4 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2017, the Company had $12.0 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2017 (principally for production and administrative facilities and equipment) amounted to $187.3 million, consisting of payments of $39.0 million in 2018, $31.6 million in 2019, $25.1 million in 2020, $21.2 million in 2021, $16.8 million in 2022 and $53.6 million thereafter. The leases expire over a range of years from 2018 to 2082, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases. Rental expense was $49.7 million in 2017, $46.3 million in 2016 and $43.6 million in 2015.

As of December 31, 2017 and 2016, the Company had $390.6 million and $289.1 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

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

EIG manufactures advanced instruments for the process, power and industrial, and aerospace markets. It provides process and analytical instruments for the oil and gas, petrochemical, pharmaceutical, semiconductor, automation, and food and beverage industries. It provides instruments to the laboratory equipment, ultraprecision manufacturing, medical, and test and measurement markets. It makes power quality monitoring and metering devices, uninterruptible power supplies, programmable power equipment, electromagnetic compatibility test equipment and gas turbines sensors. It provides dashboard instruments for heavy trucks and other vehicles, as well as instrumentation and controls for the food and beverage industries. It supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.

EMG is a differentiated supplier of automation solutions, thermal management systems, specialty metals and electrical interconnects. It manufactures highly engineered electrical connectors and electronic packaging used to protect sensitive electronic devices. It makes precision motion control products for data storage, medical devices, business equipment, automation and other applications. It supplies high-purity powdered metals, strip and foil, specialty clad metals and metal matrix composites. It manufactures motors used in commercial appliances, fitness equipment, food and beverage machines, hydraulic pumps and industrial blowers. It operates a global network of aviation maintenance, repair and overhaul facilities.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Financial Information

	2017	2016	2015
	(In thousands)
Net sales(1):
Electronic Instruments	$2,690,554	$2,360,285	$2,417,192
Electromechanical	1,609,616	1,479,802	1,557,103

Consolidated net sales	$4,300,170	$3,840,087	$3,974,295

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$677,489	$577,717	$639,399
Electromechanical	310,875	277,873	318,098

Total segment operating income	988,364	855,590	957,497
Corporate administrative and other expenses	(73,270)	(53,693)	(49,781)

Consolidated operating income	915,094	801,897	907,716
Interest and other expenses, net	(118,365)	(108,794)	(101,336)

Consolidated income before income taxes	$796,729	$693,103	$806,380

Assets:
Electronic Instruments	$4,803,575	$4,104,972
Electromechanical	2,535,503	2,446,180

Total segment assets	7,339,078	6,551,152
Corporate	456,986	549,522

Consolidated assets	$7,796,064	$7,100,674

Additions to property, plant and equipment(3):
Electronic Instruments	$54,321	$45,091	$32,069
Electromechanical	36,829	39,340	88,369

Total segment additions to property, plant and equipment	91,150	84,431	120,438
Corporate	3,002	1,914	2,121

Consolidated additions to property, plant and equipment	$94,152	$86,345	$122,559

Depreciation and amortization:
Electronic Instruments	$108,053	$104,284	$83,832
Electromechanical	73,222	73,767	64,539

Total segment depreciation and amortization	181,275	178,051	148,371
Corporate	1,952	1,665	1,089

Consolidated depreciation and amortization	$183,227	$179,716	$149,460

(1)	After elimination of intra- and intersegment sales, which are not significant in amount.

(2)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(3)	Includes $19.1 million in 2017, $23.1 million in 2016 and $53.4 million in 2015 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for the years ended December 31, 2017, 2016 and 2015 is shown below. Net sales were attributed to geographic areas based on the location of the customer. Accordingly, U.S. export sales are reported in international sales.

	2017	2016	2015
	(In thousands)
Net sales:
United States	$2,086,180	$1,829,341	$1,919,611

International(1):
United Kingdom	186,534	188,700	201,192
European Union countries	692,116	619,138	615,956
Asia	879,426	785,868	789,435
Other foreign countries	455,914	417,040	448,101

Total international	2,213,990	2,010,746	2,054,684

Total consolidated	$4,300,170	$3,840,087	$3,974,295

Long-lived assets from continuing operations (excluding intangible assets):
United States	$325,908	$322,743

International(2):
United Kingdom	62,643	59,208
European Union countries	65,204	58,368
Asia	12,073	12,204
Other foreign countries	27,468	20,707

Total international	167,388	150,487

Total consolidated	$493,296	$473,230

(1)	Includes U.S. export sales of $1,142.3 million in 2017, $1,036.0 million in 2016 and $1,090.7 million in 2015.

(2)	Represents long-lived assets of foreign-based operations only.

16.	Additional Consolidated Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $2.1 million, $1.2 million and $0.7 million for 2017, 2016 and 2015, respectively. Income taxes paid in 2017, 2016 and 2015 were $176.6 million, $180.8 million and $157.8 million, respectively. Cash paid for interest was $96.1 million, $91.8 million and $90.8 million in 2017, 2016 and 2015, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Stockholders’ Equity

In 2016, the Company repurchased approximately 7,099,000 shares of its common stock for $336.1 million in cash under its share repurchase authorization. On November 2, 2016, the Company’s Board of Directors approved an increase of $400 million in the authorization for the repurchase of the Company’s common stock. At December 31, 2016, $375.6 million was available under the Company’s Board of Directors authorization for future share repurchases. In 2017, the Company repurchased approximately 114,000 shares of its common stock for $6.9 million in cash under its share repurchase authorization. At December 31, 2017, $368.7 million was available under the Company’s Board of Directors authorization for future share repurchases.

At December 31, 2017, the Company held 31.8 million shares in its treasury at a cost of $1,209.1 million, compared with 32.1 million shares at a cost of $1,211.5 million at December 31, 2016. The number of shares outstanding at December 31, 2017 was 231.2 million shares, compared with 229.4 million shares at December 31, 2016.

The Company had a Shareholder Rights Plan, which expired in June 2017. Under the Plan, the Company’s Board of Directors declared a dividend of one Right for each share of Company common stock owned at the close of business on June 2, 2007, and authorized the issuance of one Right for each share of common stock of the Company issued between the Record Date and the Distribution Date. The Plan provided, under certain conditions involving acquisition of the Company’s common stock, that holders of Rights, except for the acquiring entity, would be entitled (i) to purchase shares of preferred stock at a specified exercise price, or (ii) to purchase shares of common stock of the Company, or the acquiring company, having a value of twice the Rights exercise price.

Subsequent Event

Effective February 1, 2018, the Company’s Board of Directors approved a 56% increase in the quarterly cash dividend on the Company’s common stock to $0.14 per common share from $0.09 per common share.

18.	Restructuring Charges

During the fourth quarter of 2017, the Company recorded pre-tax restructuring charges totaling $10.8 million, which had the effect of reducing net income by $9.1 million. The restructuring charges were reported in the consolidated statement of income in Cost of sales. The restructuring charges were reported in segment operating income as follows: $4.5 million in EIG and $6.3 million in EMG. The restructuring actions were composed of $3.0 million in severance costs for a reduction in workforce and $7.8 million of asset write-downs to better position the Company’s long-term cost structure and included costs associated with the continued consolidation of the Company’s floor care and specialty motors businesses into its precision motion control businesses. The restructuring activities will be broadly implemented across the Company’s various businesses through the end of 2018, with most actions expected to be completed in 2019.

During the fourth quarter of 2016, the Company recorded pre-tax restructuring charges totaling $25.6 million, which had the effect of reducing net income by $17.0 million. The restructuring charges were reported in the consolidated statement of income as follows: $24.0 million in Cost of sales and $1.6 million in Selling, general and administrative expenses. The restructuring charges were reported in segment operating income as follows: $12.4 million in EIG, $11.6 million in EMG and $1.6 million in corporate administrative expenses. The restructuring actions primarily related to $19.3 million in severance costs for a reduction in workforce and $6.2 million of asset write-downs in response to the impact of a weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities have been broadly implemented across the Company’s various businesses with most actions expected to be completed in 2018.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accrued liabilities in the Company’s consolidated balance sheet included amounts related to the fourth quarters of 2017, 2016 and 2015 restructuring charges as follows (in millions):

	Fourth Quarter of 2017 Restructuring	Fourth Quarter of 2016 Restructuring	Fourth Quarter of 2015 Restructuring
Balance at December 31, 2015	$—	$—	$19.3
Pre-tax charges	—	25.6	—
Utilization	—	(6.4)	(9.2)
Foreign currency translation adjustments and other	—	—	(0.9)

Balance at December 31, 2016	—	19.2	9.2
Pre-tax charges	10.8	—	—
Utilization	(7.8)	(6.4)	(2.4)
Foreign currency translation adjustments and other	—	—	(0.1)

Balance at December 31, 2017	$3.0	$12.8	$6.7

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2017
Net sales	$1,007,682	$1,064,604	$1,084,799	$1,143,085	$4,300,170
Operating income(1)	$220,298	$232,385	$232,831	$229,580	$915,094
Net income(1)(2)	$138,926	$150,481	$153,531	$238,532	$681,470
Basic earnings per share(1)(2)(3)	$0.61	$0.65	$0.67	$1.03	$2.96
Diluted earnings per share(1)(2)(3)	$0.60	$0.65	$0.66	$1.03	$2.94
Dividends paid per share	$0.09	$0.09	$0.09	$0.09	$0.36

2016
Net sales	$944,398	$977,706	$945,030	$972,953	$3,840,087
Operating income(4)(5)	$208,523	$219,036	$201,116	$173,222	$801,897
Net income(4)(5)	$134,170	$138,193	$130,687	$109,108	$512,158
Basic earnings per share(3)(4)(5)	$0.57	$0.59	$0.56	$0.47	$2.20
Diluted earnings per share(3)(4)(5)	$0.57	$0.59	$0.56	$0.47	$2.19
Dividends paid per share	$0.09	$0.09	$0.09	$0.09	$0.36

(1)

During 2017, the Company recorded pre-tax restructuring charges totaling $10.8 million, recorded in the fourth quarter of 2017. The restructuring charges had the effect of reducing net income for 2017 by $9.1 million. See Note 18.

(2)

During 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes related to the Act. The net benefit related to the Act had the effect of increasing net income for 2017 by $91.6 million. See Note 8.

(3)

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

(4)

During 2016, the Company recorded pre-tax restructuring charges totaling $25.6 million, recorded in the fourth quarter of 2016. The restructuring charges had the effect of reducing net income for 2016 by $17.0 million. See Note 18.

(5)

During 2016, the Company recorded a $13.9 million non-cash impairment charge related to certain of the Company’s trade names. The impairment charge had the effect of reducing net income for 2016 by $8.6 million. See Note 6.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2017. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Expert.

Information concerning the audit committee financial expert of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

Financial statements are shown in the Index to Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules:

Financial statement schedules have been omitted because either they are not applicable or the required information is included in the financial statements or the notes thereto.

(a)(3) Exhibits:

Exhibit Number	Description	Incorporated Herein by Reference to

3.1	Conformed Copy of Amended and Restated Certificate of Incorporation of AMETEK, Inc. as amended to and including November 29, 2016.	Exhibit 3.1 to 2016 Form 10-K, SEC File No. 1-12981.

3.2	By-Laws of AMETEK, Inc. as amended to and including February 10, 2017.	Exhibit 3.2 to Form 8-K, dated February 13, 2017, SEC File No. 1-12981.

4.1†	AMETEK, Inc. 2007 Omnibus Incentive Compensation Plan, dated as of April 24, 2007 (the “2007 Plan”).	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.

4.2†	Amendment No. 1 to the 2007 Plan.	Exhibit 4.3 to 2012 Form 10-K, SEC File No. 1-12981.

4.3†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011 (the “2011 Plan”).	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.

4.4†	Amendment No. 1 to the 2011 Plan.	Exhibit 4.5 to 2012 Form 10-K, SEC File No. 1-12981.

10.1†	AMETEK, Inc. Retirement Plan for Directors, amended and restated effective January 1, 2005.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.2†	AMETEK, Inc. Directors’ Deferred Compensation Plan, effective January 1, 2012	Exhibit 10.2 to 2014 Form 10-K, SEC File No. 1-12981.

10.3†	AMETEK, Inc. Deferred Compensation Plan, amended and restated as of January 1, 2017.	Exhibit 10.3 to 2016 Form 10-K, SEC File No. 1-12981.

10.4†	AMETEK, Inc. Supplemental Senior Executive Death Benefit Plan, effective January 1, 2017.	Exhibit 10.4 to 2016 Form 10-K, SEC File No. 1-12981.

10.5†	AMETEK, Inc. 2004 Executive Death Benefit Plan, amended and restated effective January 1, 2017.	Exhibit 10.5 to 2016 Form 10-K, SEC File No. 1-12981.

10.6†	AMETEK, Inc. Directors’ Death Benefit Plan, effective January 1, 2005.	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to

10.7†	Form of Executive Change of Control Separation Agreement between AMETEK, Inc. and a named executive.	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.8†	Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated May 8, 2017.	Exhibit 10.1 to Form 10-Q dated March 31, 2017, SEC File No. 1-12981.

10.9†	The AMETEK Retirement and Savings Plan, amended and restated as of January 1, 2017.	Exhibit 10.10 to 2016 Form 10-K, SEC File No. 1-12981.

10.10†	AMETEK, Inc. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2017.	Exhibit 10.13 to 2016 Form 10-K, SEC File No. 1-12981.

10.11†	Form of Restricted Stock Agreement between AMETEK, Inc. and certain executives or directors of AMETEK, Inc.	Exhibit 10.9 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.12†*	Form of Restricted Stock Agreement.

10.13	Amended and Restated Credit Agreement as of September 22, 2011, as amended and restated as of March 10, 2016, among AMETEK, Inc., the Foreign Subsidiary Borrowers Party Hereto, the Lenders Party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., PNC Bank, National Association, SunTrust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents.	Exhibit 10.1 to Form 8-K dated March 14, 2016, SEC File No. 1-12981.

10.14	AMETEK, Inc. Note Purchase Agreement, as of August 30, 2007.	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.

10.15	Amendment No. 1 to Note Purchase Agreement, as of August 30, 2007.	Exhibit 10.1 to Form 10-Q dated September 30, 2014, SEC File No. 1-12981.

10.16	Amendment No. 2 to Note Purchase Agreement, as of August 30, 2007.	Exhibit 10.2 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.17	AMETEK, Inc. Note Purchase Agreement, as of September 17, 2008.	Exhibit 10.1 to Form 8-K dated September 19, 2008, SEC File No. 1-12981.

10.18	Amendment No. 1 to Note Purchase Agreement, as of September 17, 2008.	Exhibit 10.2 to Form 10-Q dated September 30, 2014, SEC File No. 1-12981.

10.19	Amendment No. 2 to Note Purchase Agreement, as of September 17, 2008.	Exhibit 10.3 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.20	AMETEK, Inc. Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 8-K dated October 2, 2014, SEC File No. 1-12981.

10.21	Amendment No. 1 to Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to

10.22	AMETEK, Inc. Note Purchase Agreement, as of October 31, 2016.	Exhibit 10.1 to Form 8-K dated November 2, 2016, SEC File No. 1-12981.

12*	Statement regarding computation of ratio of earnings to fixed charges.

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.
*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETEK, Inc.

	By:	/s/ DAVID A. ZAPICO
David A. Zapico
Chief Executive Officer

Date: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. ZAPICO David A. Zapico	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 22, 2018

/s/ WILLIAM J. BURKE William J. Burke	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	February 22, 2018

/s/ THOMAS M. MONTGOMERY Thomas M. Montgomery	Senior Vice President – Comptroller (Principal Accounting Officer)	February 22, 2018

/s/ THOMAS A. AMATO Thomas A. Amato	Director	February 22, 2018

/s/ RUBY R. CHANDY Ruby R. Chandy	Director	February 22, 2018

/s/ ANTHONY J. CONTI Anthony J. Conti	Director	February 22, 2018

/s/ STEVEN W. KOHLHAGEN Steven W. Kohlhagen	Director	February 22, 2018

/s/ JAMES R. MALONE James R. Malone	Director	February 22, 2018

/s/ GRETCHEN W. MCCLAIN Gretchen W. McClain	Director	February 22, 2018

/s/ ELIZABETH R. VARET Elizabeth R. Varet	Director	February 22, 2018

/s/ DENNIS K. WILLIAMS Dennis K. Williams	Director	February 22, 2018