Form 10-Q
period 2018-03-31
AMETEK INC/
filed 2018-05-03
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 25, 2018 was 231,579,009 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$1,172,647	$1,007,682

Cost of sales	776,800	667,402
Selling, general and administrative	137,679	122,833

Total operating expenses	914,479	790,235

Operating income	258,168	217,447

Interest expense	(21,686)	(24,516)
Other expense, net	(658)	(1,509)

Income before income taxes	235,824	191,422

Provision for income taxes	54,484	52,496

Net income	$181,340	$138,926

Basic earnings per share	$0.79	$0.61

Diluted earnings per share	$0.78	$0.60

Weighted average common shares outstanding:
Basic shares	230,928	229,548

Diluted shares	232,965	231,004

Dividends declared and paid per share	$0.14	$0.09

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Total comprehensive income	$195,758	$149,179

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$556,776	$646,300
Receivables, net	684,617	668,176
Inventories, net	596,312	540,504
Other current assets	122,500	79,675

Total current assets	1,960,205	1,934,655

Property, plant and equipment, net	492,350	493,296
Goodwill	3,238,599	3,115,619
Other intangibles, net	2,126,666	2,013,365
Investments and other assets	240,541	239,129

Total assets	$8,058,361	$7,796,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$308,069	$308,123
Accounts payable	382,313	437,329
Customer advanced payments	135,461	—
Income taxes payable	51,685	34,660
Accrued liabilities	282,395	358,551

Total current liabilities	1,159,923	1,138,663

Long-term debt, net	1,897,633	1,866,166
Deferred income taxes	541,874	512,526
Other long-term liabilities	254,534	251,076

Total liabilities	3,853,964	3,768,431

Stockholders’ equity:
Common stock	2,634	2,631
Capital in excess of par value	673,516	660,894
Retained earnings	5,153,722	5,002,419
Accumulated other comprehensive loss	(414,758)	(429,176)
Treasury stock	(1,210,717)	(1,209,135)

Total stockholders’ equity	4,204,397	4,027,633

Total liabilities and stockholders’ equity	$8,058,361	$7,796,064

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash provided by (used for):
Operating activities:
Net income	$181,340	$138,926
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	48,834	42,541
Deferred income taxes	6,761	4,767
Share-based compensation expense	5,571	5,328
Net change in assets and liabilities, net of acquisitions	(62,189)	1,510
Pension contributions	(698)	(50,853)
Other, net	(2,217)	225

Total operating activities	177,402	142,444

Investing activities:
Additions to property, plant and equipment	(12,270)	(13,385)
Purchases of businesses, net of cash acquired	(242,081)	(334,543)
Other, net	777	(324)

Total investing activities	(253,574)	(348,252)

Financing activities:
Net change in short-term borrowings	—	58,894
Repurchases of common stock	(118)	(172)
Cash dividends paid	(32,302)	(20,623)
Proceeds from stock option exercises	9,594	13,785
Other, net	(4,229)	—

Total financing activities	(27,055)	51,884

Effect of exchange rate changes on cash and cash equivalents	13,703	6,898

Decrease in cash and cash equivalents	(89,524)	(147,026)

Cash and cash equivalents:
Beginning of period	646,300	717,259

End of period	$556,776	$570,233

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2018, the consolidated results of its operations and its cash flows for the three months ended March 31, 2018 and 2017 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission.

As discussed below in Note 2, effective January 1, 2018, the Company adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASU 2014-09”) using the modified retrospective method. Also, effective January 1, 2018, the Company retrospectively adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). All amounts and disclosures set forth in this Form 10-Q reflect these changes.

2. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 and modified the standard thereafter within Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows. See Note 3.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of assets is not a business. ASU 2017-01 requires that, to be a business, the set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The Company prospectively adopted ASU 2017-01 effective January 1, 2018 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

In March 2017, the FASB issued ASU 2017-07, which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost will be presented outside of operating income. The Company retrospectively adopted ASU 2017-07 effective January 1, 2018. For the three months ended March 31, 2017, the consolidated statement of income was restated to increase Cost of sales by $2.5 million, increase Selling, general and administrative expenses by $0.4 million and decrease Other expense, net by $2.9 million for net periodic benefit income components other than service cost. The $2.9 million of net periodic benefit income components other than service cost was originally reported in operating income as follows: $1.5 million in Electronic Instruments (“EIG”), $1.0 million in Electromechanical (“EMG”) and $0.4 million in Corporate administrative expense. The adoption of ASU 2017-07 did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company prospectively adopted ASU 2017-09 effective January 1, 2018 and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

3. Revenues

As discussed in Note 2, the Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The cumulative adjustment made to the January 1, 2018 consolidated balance sheet for the adoption of ASC 606 was to increase Retained earnings by $4.2 million, increase Total assets by $7.9 million and increase Total liabilities by $3.7 million. For the three months ended March 31, 2018, the effect of the changes in all financial statement line items impacted by ASC 606 was immaterial from the amount that would have been reported under the previous guidance. Updated disclosure of the Company’s significant accounting policy regarding revenue recognition is included in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Revenue is derived from products and services. The Company’s products are marketed and sold worldwide through two operating groups: EIG and EMG.

EIG manufactures advanced instruments for the process, power and industrial, and aerospace markets. It provides process and analytical instruments for the oil and gas, petrochemical, pharmaceutical, semiconductor, automation, and food and beverage industries. EIG also provides instruments to the laboratory equipment, ultraprecision manufacturing, medical, and test and measurement markets. It makes power quality monitoring and metering devices, uninterruptible power supplies, programmable power equipment, electromagnetic compatibility test equipment and gas turbines sensors. EIG also provides dashboard instruments for heavy trucks and other vehicles, as well as instrumentation and controls for the food and beverage industries. It supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.

EMG is a differentiated supplier of automation solutions, thermal management systems, specialty metals and electrical interconnects. It manufactures highly engineered electrical connectors and electronic packaging used to protect sensitive electronic devices. EMG also makes precision motion control products for data storage, medical devices, business equipment, automation and other applications. It supplies high-purity powdered metals, strip and foil, specialty clad metals and metal matrix composites. EMG also manufactures motors used in commercial appliances, fitness equipment, food and beverage machines, hydraulic pumps and industrial blowers. It produces motor-blower systems and heat exchangers used in thermal management and other applications on a variety of military and commercial aircraft and military ground vehicles. EMG also operates a global network of aviation maintenance, repair and overhaul facilities.

The majority of the Company’s revenues on product sales are recognized at a point in time when the customer obtains control of the product. The transfer in control of the product to the customer is typically evidenced by one or more of the following: the customer having legal title to the product, the Company’s present right to payment, the customer’s physical possession of the product, the customer accepting the product, or the customer has benefit of ownership or risk of loss. Legal title changes to the customer in accordance with the delivery terms of the order, usually upon shipment. For a small percentage of sales where title and risk of loss transfers at the point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.

Under ASC 606, the Company determined that revenues from certain of its customer contracts met the criteria of satisfying its performance obligations over time, primarily in the areas of the manufacture of custom-made equipment and for service repairs of customer-owned equipment. Prior to the adoption of the new standard, these revenues were recorded upon shipment or, in the case of those sales where title and risk of loss passes at the point of delivery, the Company recognized revenue upon delivery to the customer. Recognizing revenue over time for custom-manufactured equipment is based on the Company’s judgment that, in certain contracts, the product does not have an alternative use and the Company has an enforceable right to payment for performance completed to date. This change in revenue recognition accelerated the revenue recognition and costs on the impacted contracts.

Applying the practical expedient available under ASC 606, the Company recognizes incremental cost of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company would have otherwise recognized is one year or less. These costs are included in Selling, general and administrative expenses in the consolidated statement of income.

Revenues associated with repairs of customer-owned assets were previously recorded upon completion and shipment of the repaired equipment to the customer. Under ASC 606, if the Company’s performance enhances an asset that the customer controls as the asset is enhanced, revenue must be recognized over time. The revenue associated with the repair of a customer-owned asset meets this criterion.

The determination of the revenue to be recognized in a given period for performance obligations over time is based on the input method. The Company recognizes revenue over time as it performs on these contracts because the transfer of control to the customer occurs over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the total cost-to-cost input method of progress because it best depicts the transfer of control to the customer that occurs as costs are incurred. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. On certain contracts, labor hours is used as the measure of progress when it is determined to be a better depiction of the transfer of control to the customer due to the timing and pattern of labor hours incurred.

Performance obligations also include service contracts, installation and training. Service contracts are recognized over the contract life. Installation and training revenues are recognized over the period the service is provided. Warranty terms in customer contracts can also be considered separate performance obligations if the warranty provides services beyond assurance that a product complies with agreed-upon specification or if a warranty can be purchased separately. The Company does not incur significant obligations for customer returns and refunds.

Payment terms generally begin upon shipment of the product. The Company does have contracts with multiple billing terms that are all due within one year from when the product is delivered. As such, no significant financing component exists. Payment terms are generally 30-60 days from the time of shipment or customer acceptance, but negotiated terms can be shorter or longer. For customer contracts that have revenue recognized over time, revenue is generally recognized prior to a payment being due from the customer. In such cases, the Company recognizes a contract asset at the time the revenue is recognized. When payment becomes due based on the contract terms, the Company reduces the contract asset and records a receivable. In contracts with billing milestones or in other instances with a long production cycle or concerns about credit, customer advance payments are received. The Company may receive a payment in excess of revenue recognized to that date. In these circumstances, a contract liability is recorded.

The outstanding contract asset and (liability) accounts were as follows:

	March 31, 2018
	Unbilled Revenues	Customer Advanced Payments
	(In thousands)
Balance at March 31, 2018	$41,722	$(142,016)
Revenues recognized during the period from:
Amounts in Customer advanced payments		70,040
Performance obligations satisfied	31,282
Transferred to Receivables from contract assets at the beginning of the period	(22,233)
Increase due to cash received		(95,294)

Unbilled revenues at March 31, 2018 included approximately $14 million that was previously reported in current assets at December 31, 2017. Customer advanced payments at March 31, 2018 included amounts that were previously reported in accounts payable of approximately $76 million, accrued liabilities of approximately $26 million and other of approximately $12 million at December 31, 2017. Customer advanced payments includes $6.6 million, which is included in Other long-term liabilities.

The aggregate amount of the expected future revenues allocated to performance obligations that are unsatisfied (“backlog”) as of March 31, 2018 was $1,568.3 million, of which approximately 90% is expected to be recognized as revenue within the next twelve months.

The Company has certain contracts with variable consideration in the form of volume discounts, rebates and early payment options, which may affect the transaction price used as the basis for revenue recognition. In these contracts, the amount of the variable consideration is not considered constrained and is allocated among the various performance obligations in the customer contract based on the relative standalone selling price of each performance obligation to the total standalone value of all the performance obligations.

Product Warranties

The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary among the Company’s operations, but generally do not exceed one year. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses.

Changes in the accrued product warranty obligation were as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Balance at the beginning of the period	$22,872	$22,007
Accruals for warranties issued during the period	3,191	3,505
Settlements made during the period	(3,710)	(3,210)
Warranty accruals related to acquired businesses and other during the period	233	1,470

Balance at the end of the period	$22,586	$23,772

Product warranty obligations are reported as current liabilities in the consolidated balance sheet.

Geographic Areas

Information about the Company’s operations in different geographic areas is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	Three Months Ended
	March 31, 2018
	EIG	EMG	Total
	(In thousands)
United States	$329,076	$230,864	$559,940

International:
United Kingdom	13,740	35,383	49,123
European Union countries	92,302	107,814	200,116
Asia	191,485	51,063	242,548
Other foreign countries	89,823	31,097	120,920

Total international	387,350	225,357	612,707

Consolidated net sales	$716,426	$456,221	$1,172,647

Major Products and Services

The Company’s major products and services in the reportable segments were as follows:

	Three Months Ended
	March 31, 2018
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$499,637	$—	$499,637
Aerospace and Power	216,789	108,657	325,446
Electromechanical devices	—	347,564	347,564

Consolidated net sales	$716,426	$456,221	$1,172,647

Timing of Revenue Recognition

The Company’s timing of revenue recognition was as follows:

	Three Months Ended
	March 31, 2018
	EIG	EMG	Total
	(In thousands)
Goods transferred at a point in time	$625,422	$429,082	$1,054,504
Products and services transferred over time	91,004	27,139	118,143

Consolidated net sales	$716,426	$456,221	$1,172,647

Reportable Segments

The Company’s EIG and EMG operating segments are identified based on the existence of segment managers. Certain of the Company’s operating segments have been aggregated for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and similarity of economic characteristics.

At March 31, 2018, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2017, other than those described in the acquisitions footnote (Note 9), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three months ended March 31, 2018 and 2017 can be found in the table included in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Weighted average shares:
Basic shares	230,928	229,548
Equity-based compensation plans	2,037	1,456

Diluted shares	232,965	231,004

5.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(251,805)	$(177,371)	$(429,176)	$(338,631)	$(203,758)	$(542,389)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	29,581	—	29,581	4,679	—	4,679
Change in long-term intercompany notes	5,404	—	5,404	2,704	—	2,704
Net investment hedge instruments	(30,142)	—	(30,142)	1,044	—	1,044
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	2,952	2,952	—	3,512	3,512
Income tax benefit (expense)	7,342	(719)	6,623	(365)	(1,321)	(1,686)

Other comprehensive income (loss), net of tax	12,185	2,233	14,418	8,062	2,191	10,253

Balance at the end of the period	$(239,620)	$(175,138)	$(414,758)	$(330,569)	$(201,567)	$(532,136)

Reclassifications for the amortization of defined benefit pension plans are included in Other expense, net in the consolidated statement of income. See Note 13 for further details.

6.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. See Note 9 for discussion of acquisition date fair value of contingent payment liability.

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

The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$8,041	$8,060

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the three months ended March 31, 2018 and 2017, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2018 and 2017.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at March 31, 2018 and December 31, 2017 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,205,702)	$(2,205,169)	$(2,174,289)	$(2,210,466)

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

Foreign Currency

At March 31, 2018, the Company had no forward contracts outstanding. At December 31, 2017, the Company had a Canadian dollar forward contract for a total notional value of 83.0 million Canadian dollars ($1.5 million fair value unrealized gain at December 31, 2017) outstanding. For the three months ended March 31, 2018, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as hedges.

7.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2018, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At March 31, 2018, the Company had $427.8 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2018, the Company had $615.8 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $30.1 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2018.

8.	Inventories, net

	March 31,	December 31,
	2018	2017
	(In thousands)
Finished goods and parts	$84,699	$84,789
Work in process	128,258	107,362
Raw materials and purchased parts	383,355	348,353

Total inventories, net	$596,312	$540,504

9.	Acquisitions

The Company spent $242.1 million in cash, net of cash acquired, to acquire FMH Aerospace (“FMH”) in January 2018. FMH is a provider of complex, highly-engineered solutions for the aerospace, defense and space industries. FMH is part of EMG.

The following table represents the preliminary allocation of the purchase price for the net assets of the 2018 acquisition based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$4.0
Goodwill	106.1
Other intangible assets	129.3
Deferred income taxes	(23.3)
Net working capital and other(1)	26.0

Total cash paid	$242.1

(1)	Includes $5.9 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the 2018 acquisition as follows: FMH’s products and solutions further broaden the Company’s differentiated product offerings in the aerospace and defense markets. The Company expects approximately $62 million of the goodwill recorded relating to the 2018 acquisition will be tax deductible in future years.

At March 31, 2018, the purchase price allocated to other intangible assets of $129.3 million consists of $23.5 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $105.8 million of other intangible assets consists of $82.3 million of customer relationships, which are being amortized over a period of 18 years, and $23.5 million of purchased technology, which is being amortized over a period of 18 years. Amortization expense for each of the next five years for the 2018 acquisition is expected to approximate $6 million per year.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2018 acquisition including inventory, property, plant and equipment, goodwill, trade names, customer relationships and purchased technology and the accounting for income taxes. The Company is in the process of finalizing the accounting for income taxes for its June 2017 acquisition of MOCON, Inc.

The 2018 acquisition had an immaterial impact on reported net sales, net income and diluted earnings per share for the three months ended March 31, 2018. Had the 2018 acquisition been made at the beginning of 2018 or 2017, unaudited pro forma net sales, net income and diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively, would not have been materially different than the amounts reported.

In February 2017, the Company acquired Rauland-Borg Corporation (“Rauland”). The Rauland acquisition included a potential $30 million contingent payment due upon Rauland achieving a certain cumulative revenue target over the period October 1, 2016 to September 30, 2018. If Rauland achieves the target, the $30 million contingent payment will be made; however, if the target is not achieved, no payment will be made. At the acquisition date, the estimated fair value of the contingent payment liability was $25.5 million, which was based on a probabilistic approach using level 3 inputs. At March 31, 2018, there was no change to the estimated fair value of the contingent payment liability.

Acquisitions Subsequent to March 31, 2018

In April 2018, the Company acquired SoundCom Systems (“SoundCom”) for approximately $40 million in cash. SoundCom has estimated annual sales of approximately $40 million. SoundCom provides design, integration, installation and support of clinical workflow and communication systems for healthcare facilities, educational institutions and corporations. SoundCom also serves as a value-added reseller for Rauland in the Midwest portion of the United States. SoundCom will join EIG.

10.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2017	$2,077.0	$1,038.6	$3,115.6
Goodwill acquired	—	106.1	106.1
Purchase price allocation adjustments and other	(1.6)	—	(1.6)
Foreign currency translation adjustments	7.9	10.6	18.5

Balance at March 31, 2018	$2,083.3	$1,155.3	$3,238.6

11.	Income Taxes

At March 31, 2018, the Company had gross unrecognized tax benefits of $62.9 million, of which $54.2 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2017	$60.3
Additions for tax positions	2.8
Reductions for tax positions	(0.2)

Balance at March 31, 2018	$62.9

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2018 and 2017 were not significant.

The effective tax rate for the first quarter of 2018 was 23.1%, compared with 27.4% for the first quarter of 2017. The first quarter of 2018 effective tax rate primarily reflects the impact of the recently enacted U.S. Tax Cuts and Jobs Act (the “Act”) including the reduction of the U.S. corporate income tax rate and the current impact of the global intangible low-taxed income (“GILTI”) and the foreign-derived intangible income (“FDII”) provisions.

In the fourth quarter of 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes related to the impact of the Act. The $91.6 million net benefit consisted of a $185.8 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate and $94.2 million expense mostly relating to the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company as discussed further below.

Although the $91.6 million net benefit represents what the Company believes is a reasonable estimate of the impact of the income tax effects of the Act on the Company’s consolidated financial statements as of December 31, 2017, it should be considered provisional. As of March 31, 2018, the Company has not materially changed its estimate of the December 31, 2017 impact of the income tax effects of the Act. As additional guidance from the U.S. Department of Treasury is provided, the Company may need to adjust the provisional amounts after it finalizes the 2017 U.S. tax return and is able to conclude whether any further adjustments are required to its U.S. portion of net deferred tax liability of $390.4 million as of December 31, 2017, as well as to the liability associated with the one-time mandatory tax. The currently recorded amounts include a variety of estimates of taxable earnings and profits, estimated taxable foreign cash balances, differences between U.S. GAAP and U.S. tax principles and interpretations of many aspects of the Act that may, if changed, impact the final amounts. Any adjustments to these provisional amounts will be reported as a component of Provision for income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018. As of March 31, 2018, the Company is still evaluating the potential future impact of GILTI and has not provided any provisional deferred tax liability for it. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in the U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes. Due to the ongoing evaluation, the Company has not yet made the accounting policy decision as of March 31, 2018.

12.	Share-Based Compensation

In March 2018, the Company granted performance restricted stock units (“PRSUs”) to officers and certain key management-level employees an aggregate target award of approximately 52,000 shares of its common stock. The PRSUs vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1, 2018 through December 31, 2020. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the number of awards expected to vest at each reporting date. The other half of the PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period.

Total share-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Stock option expense	$2,428	$2,213
Restricted stock expense	3,076	3,115
PRSU expense	67	—

Total pre-tax expense	$5,571	$5,328

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

13.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Defined benefit plans:
Service cost	$1,814	$1,855
Interest cost	6,482	6,805
Expected return on plan assets	(14,963)	(13,238)
Amortization of net actuarial loss and other	2,952	3,512

Pension income	(3,715)	(1,066)

Other plans:
Defined contribution plans	8,399	7,034
Foreign plans and other	1,596	1,476

Total other plans	9,995	8,510

Total net pension expense	$6,280	$7,444

For the three months ended March 31, 2018 and 2017, contributions to the Company’s defined benefit pension plans were $0.7 million and $50.9 million, respectively. The Company’s current estimate of 2018 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2018, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at March 31, 2018 and December 31, 2017 were $31.2 million and $30.1 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2018, the Company recorded $2.0 million in reserves and the reserve increased $0.2 million due to foreign currency translation. Additionally, the Company spent $1.1 million on environmental matters for the three months ended March 31, 2018. The Company’s reserves for environmental liabilities at March 31, 2018 and December 31, 2017 included reserves of $11.2 million and $11.6 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At March 31, 2018, the Company had $12.0 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

During the fourth quarter of 2016, the Company recorded pre-tax restructuring charges totaling $25.6 million, which had the effect of reducing net income by $17.0 million. The restructuring charges were reported in the consolidated statement of income as follows: $24.0 million in Cost of sales and $1.6 million in Selling, general and administrative expenses. The restructuring charges were reported in operating income as follows: $12.4 million in EIG, $11.6 million in EMG and $1.6 million in corporate administrative expenses. The restructuring actions primarily related to $19.3 million in severance costs for a reduction in workforce and $6.2 million of asset write-downs in response to the impact of a weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities have been broadly implemented across the Company’s various businesses with most actions expected to be completed in 2018.

During the fourth quarter of 2015, the Company recorded pre-tax restructuring charges totaling $20.7 million, which had the effect of reducing net income by $13.9 million. The restructuring charges were reported in the consolidated statement of income as follows: $20.0 million in Cost of sales and $0.7 million in Selling, general and administrative expenses. The restructuring charges were reported in operating income as follows: $9.3 million in EIG, $10.8 million in EMG and $0.7 million in corporate administrative expenses. The restructuring actions primarily related to a reduction in workforce in response to the impact of a weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities have been broadly implemented across the Company’s various businesses with all actions expected to be completed in 2018.

Accrued liabilities in the Company’s consolidated balance sheet included amounts related to the fourth quarters of 2016 and 2015 restructuring charges as follows (in millions):

	Fourth Quarter of 2016 Restructuring	Fourth Quarter of 2015 Restructuring
Balance at December 31, 2017	$12.8	$6.7
Utilization	(1.2)	(0.2)
Foreign currency translation adjustments and other	0.1	—

Balance at March 31, 2018	$11.7	$6.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net sales(1):
Electronic Instruments	$716,426	$619,769
Electromechanical	456,221	387,913

Consolidated net sales	$1,172,647	$1,007,682

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$183,359	$155,261
Electromechanical	91,002	78,343

Total segment operating income	274,361	233,604
Corporate administrative expenses(2)	(16,193)	(16,157)

Consolidated operating income(2)	258,168	217,447
Interest expense	(21,686)	(24,516)
Other expense, net(2)	(658)	(1,509)

Consolidated income before income taxes	$235,824	$191,422

(1)	Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective method. See Note 3 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Critical Accounting Policies” herein for further details.
(2)	In accordance with the retrospective adoption of ASU 2017-07, for the three months ended March 31, 2017, the consolidated statement of income was restated to increase Cost of sales by $2.5 million, increase Selling, general and administrative expenses by $0.4 million and decrease Other expense, net by $2.9 million for net periodic benefit cost components other than service cost. The $2.9 million of net periodic benefit cost components other than service cost was originally reported in operating income as follows: $1.5 million in EIG, $1.0 million in EMG and $0.4 million in Corporate administrative expenses. For the three months ended March 31, 2018, Other expense, net included $5.3 million for net periodic benefit cost components other than service cost. See Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the quarter ended March 31, 2018, the Company posted record orders, backlog, sales and operating income, as well as strong operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the acquisitions of FMH in January 2018, Arizona Instrument LLC in December 2017, MOCON in June 2017, Rauland in February 2017, as well as our Operational Excellence initiatives.

For 2018, positive market trends, the Company’s record backlog, the full year impact of the 2018 and 2017 acquisitions and continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of the Company’s 2018 results.

Results of operations for the first quarter of 2018 compared with the first quarter of 2017

Net sales for the first quarter of 2018 were $1,172.6 million, an increase of $164.9 million or 16.4%, compared with net sales of $1,007.7 million for the first quarter of 2017. The increase in net sales for the first quarter of 2018 was due to 8% organic sales growth, a 5% increase from acquisitions and favorable 3% effect of foreign currency translation.

Total international sales for the first quarter of 2018 were $612.7 million or 52.3% of net sales, an increase of $87.6 million or 16.7%, compared with international sales of $525.1 million or 52.1% of net sales for the first quarter of 2017. The $87.6 million increase in international sales was primarily driven by organic sales growth. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Orders for the first quarter of 2018 were $1,344.8 million, an increase of $224.5 million or 20.0%, compared with $1,120.3 million for the first quarter of 2017. The increase in orders for the first quarter of 2018 was due to 12% organic order growth, a 4% increase from acquisitions and favorable 4% effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders at March 31, 2018 was $1,568.3 million, an increase of $172.2 million or 12.3%, compared with $1,396.1 million at December 31, 2017.

Segment operating income for the first quarter of 2018 was $274.4 million, an increase of $40.8 million or 17.5%, compared with segment operating income of $233.6 million for the first quarter of 2017. Segment operating income, as a percentage of net sales, increased to 23.4% for the first quarter of 2018, compared with 23.2% for the first quarter of 2017. The increase in segment operating income and segment operating margins for the first quarter of 2018 resulted primarily from the increase in net sales noted above, as well as the benefits of the Company’s Operational Excellence initiatives.

Cost of sales for the first quarter of 2018 was $776.8 million or 66.2% of net sales, an increase of $109.4 million or 16.4%, compared with $667.4 million or 66.2% of net sales for the first quarter of 2017. Cost of sales increased primarily due to the increase in net sales noted above.

Selling, general and administrative expenses for the first quarter of 2018 were $137.7 million or 11.7% of net sales, an increase of $14.9 million or 12.1%, compared with $122.8 million or 12.2% of net sales for the first quarter of 2017. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above.

Consolidated operating income was $258.2 million or 22.0% of net sales for the first quarter of 2018, an increase of $40.8 million or 18.8%, compared with $217.4 million or 21.6% of net sales for the first quarter of 2017.

Interest expense was $21.7 million for the first quarter of 2018, a decrease of $2.8 million or 11.4%, compared with $24.5 million for the first quarter of 2017. Interest expense decreased primarily due to the repayment in full, at maturity, of $270 million in aggregate principal amount of 6.20% private placement senior notes in the fourth quarter of 2017.

The effective tax rate for the first quarter of 2018 was 23.1%, compared with 27.4% for the first quarter of 2017. The first quarter of 2018 effective tax rate primarily reflects the impact of the recently enacted Act including the reduction of the U.S. corporate income tax rate and the current impact of GILTI and FDII provisions. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net income for the first quarter of 2018 was $181.3 million, an increase of $42.4 million or 30.5%, compared with $138.9 million for the first quarter of 2017.

Diluted earnings per share for the first quarter of 2018 were $0.78, an increase of $0.18 or 30.0%, compared with $0.60 per diluted share for the first quarter of 2017.

Segment Results

EIG’s net sales totaled $716.4 million for the first quarter of 2018, an increase of $96.6 million or 15.6%, compared with $619.8 million for the first quarter of 2017. The net sales increase was due to 6% organic sales growth, a 6% increase from the 2017 acquisitions of Arizona Instrument, MOCON and Rauland, and favorable 3% effect of foreign currency translation.

EIG’s operating income was $183.4 million for the first quarter of 2018, an increase of $28.1 million or 18.1%, compared with $155.3 million for the first quarter of 2017. EIG’s operating margins were 25.6% of net sales for the first quarter of 2018, compared with 25.1% of net sales for the first quarter of 2017. The increase in EIG’s operating income and operating margins for the first quarter of 2018 was primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.

EMG’s net sales totaled $456.2 million for the first quarter of 2018, an increase of $68.3 million or 17.6%, compared with $387.9 million for the first quarter of 2017. The net sales increase was due to 11% organic sales growth, a 2% increase from the 2018 acquisition of FMH and favorable 4% effect of foreign currency translation.

EMG’s operating income was $91.0 million for the first quarter of 2018, an increase of $12.7 million or 16.2%, compared with $78.3 million for the first quarter of 2017. The increase in EMG’s operating income for the first quarter of 2018 was primarily due to the increase in net sales noted above. EMG’s operating margins were 19.9% of net sales for the first quarter of 2018, compared with 20.2% of net sales for the first quarter of 2017.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $177.4 million for the first three months of 2018, an increase of $35.0 million or 24.6%, compared with $142.4 million for the first three months of 2017. The increase in cash provided by operating activities for the first three months of 2018 was primarily due to the $50.2 million decrease in defined benefit pension plan contributions, driven by a discretionary $50.1 million contribution to the Company’s defined benefit pension plans in the first quarter of 2017, and higher net income, partially offset by higher overall operating working capital levels.

Free cash flow (cash flow provided by operating activities less capital expenditures) was $165.1 million for the first three months of 2018, compared with $129.1 million for the first three months of 2017. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $306.0 million for the first three months of 2018, compared with $257.9 million for the first three months of 2017. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $253.6 million for the first three months of 2018, compared with $348.3 million for the first three months of 2017. For the first three months of 2018, the Company paid $242.1 million, net of cash acquired, to acquire FMH in January 2018. For the first three months of 2017, the Company paid $334.5 million, net of cash acquired, to acquire Rauland in February 2017. Additions to property, plant and equipment totaled $12.3 million for the first three months of 2018, compared with $13.4 million for the first three months of 2017.

Cash used for financing activities totaled $27.1 million for the first three months of 2018, compared with $51.9 million of cash provided by financing activities for the first three months of 2017. At March 31, 2018, total debt, net was $2,205.7 million, compared with $2,174.3 million at December 31, 2017. For the first three months of 2018, there was no change in short-term borrowings, compared with a $58.9 million increase in short-term borrowings for the first three months of 2017. At March 31, 2018, the Company had available borrowing capacity of $1,104.1 million under its revolving credit facility, including the $300 million accordion feature.

In the third quarter of 2018, $80 million of 6.35% senior notes and $160 million of 7.08% senior notes will mature and become payable. In the fourth quarter of 2018, $65 million of 7.18% senior notes will mature and become payable. The debt-to-capital ratio was 34.4% at March 31, 2018, compared with 35.1% at December 31, 2017. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 28.2% at March 31, 2018, compared with 27.5% at December 31, 2017. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

Additional financing activities for the first three months of 2018 included cash dividends paid of $32.3 million, compared with $20.6 million for the first three months of 2017. Effective February 1, 2018, the Company’s Board of Directors approved a 56% increase in the quarterly cash dividend on the Company’s common stock to $0.14 per common share from $0.09 per common share.

As a result of all of the Company’s cash flow activities for the first three months of 2018, cash and cash equivalents at March 31, 2018 totaled $556.8 million, compared with $646.3 million at December 31, 2017. At March 31, 2018, the Company had $501.9 million in cash outside the United States, compared with $569.4 million at December 31, 2017. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

Critical Accounting Policies

The Company’s critical accounting policies are detailed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition of its Annual Report on Form 10-K for the year ended December 31, 2017. Primary disclosure of the Company’s significant accounting policies is also included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of its Annual Report on Form 10-K. Significant changes as a result of adopting ASC 606 are discussed below:

Revenue Recognition. The majority of the Company’s revenues on product sales are recognized at a point in time when the customer obtains control of the product. The transfer in control of the product to the customer is typically evidenced by one or more of the following: the customer having legal title to the product, the Company’s present right to payment, the customer’s physical possession of the product, the customer accepting the product, or the customer has benefit of ownership or risk of loss. Legal title changes to the customer in accordance with the delivery terms of the order, usually upon shipment. For a small percentage of sales where title and risk of loss transfers at the point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.

Under ASC 606, the Company determined that revenues from certain of its customer contracts met the criteria of satisfying its performance obligations over time, primarily in the areas of the manufacture of custom-made equipment and for service repairs of customer-owned equipment. Prior to the adoption of the new standard, these revenues were recorded upon shipment or, in the case of those sales where title and risk of loss passes at the point of delivery, the Company recognized revenue upon delivery to the customer. Recognizing revenue over time for custom-manufactured equipment is based on the Company’s judgment that, in certain contracts, the product does not have an alternative use and the Company has an enforceable right to payment for performance completed to date. This change in revenue recognition accelerated the revenue recognition and costs on the impacted contracts.

Applying the practical expedient available under ASC 606, the Company recognizes incremental cost of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company would have otherwise recognized is one year or less. These costs are included in Selling, general and administrative expenses in the consolidated statement of income.

Revenues associated with repairs of customer-owned assets were previously recorded upon completion and shipment of the repaired equipment to the customer. Under ASC 606, if the Company’s performance enhances an asset that the customer controls as the asset is enhanced, revenue must be recognized over time. The revenue associated with the repair of a customer-owned asset meets this criterion.

The determination of the revenue to be recognized in a given period for performance obligations over time is based on the input method. The Company recognizes revenue over time as it performs on these contracts because the transfer of control to the customer occurs over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the total cost-to-cost input method of progress because it best depicts the transfer of control to the customer that occurs as costs are incurred. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. On certain contracts, labor hours is used as the measure of progress when it is determined to be a better depiction of the transfer of control to the customer due to the timing and pattern of labor hours incurred.

Performance obligations also include service contracts, installation and training. Service contracts are recognized over the contract life. Installation and training revenues are recognized over the period the service is provided. Warranty terms in customer contracts can also be considered separate performance obligations if the warranty provides services beyond assurance that a product complies with agreed-upon specification or if a warranty can be purchased separately. The Company does not incur significant obligations for customer returns and refunds.

Payment terms generally begin upon shipment of the product. The Company does have contracts with multiple billing terms that are all due within one year from when the product is delivered. As such, no significant financing component exists. Payment terms are generally 30-60 days from the time of shipment or customer acceptance, but negotiated terms can be shorter or longer. For customer contracts that have revenue recognized over time, revenue is generally recognized prior to a payment being due from the customer. In such cases, the Company recognizes a contract asset at the time the revenue is recognized. When payment becomes due based on the contract terms, the Company reduces the contract asset and records a receivable. In contracts with billing milestones or in other instances with a long production cycle or concerns about credit, customer advance payments are received. The Company may receive a payment in excess of revenue recognized to that date. In these circumstances, a contract liability is recorded.

The Company has certain contracts with variable consideration in the form of volume discounts, rebates and early payment options, which may affect the transaction price used as the basis for revenue recognition. In these contracts, the amount of the variable consideration is not considered constrained and is allocated among the various performance obligations in the customer contract based on the relative standalone selling price of each performance obligation to the total standalone value of all the performance obligations.

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

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2018. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to revenue recognition on our financial statements in preparation for the adoption on January 1, 2018. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2018 to January 31, 2018	—	$—	—	$368,727,415
February 1, 2018 to February 28, 2018	692	73.90	692	368,676,276
March 1, 2018 to March 31, 2018	853	78.02	853	368,609,728

Total	1,545	76.17	1,545

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $400 million authorization for the repurchase of its common stock announced in November 2016. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Form of Performance Restricted Stock Unit Agreement for Chief Executive Officer.

10.2*	Form of Performance Restricted Stock Unit Agreement.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ THOMAS M. MONTGOMERY
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)

May 3, 2018