Form 10-Q
period 2018-06-30
AMETEK INC/
filed 2018-08-02
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 25, 2018 was 231,897,163 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$1,208,935	$1,064,604	$2,381,582	$2,072,286

Cost of sales	791,248	702,191	1,568,048	1,369,593
Selling, general and administrative	147,601	132,864	285,280	255,697

Total operating expenses	938,849	835,055	1,853,328	1,625,290

Operating income	270,086	229,549	528,254	446,996

Interest expense	(20,784)	(24,552)	(42,470)	(49,068)
Other expense, net	(1,081)	(1,642)	(1,739)	(3,151)

Income before income taxes	248,221	203,355	484,045	394,777

Provision for income taxes	54,361	52,874	108,845	105,370

Net income	$193,860	$150,481	$375,200	$289,407

Basic earnings per share	$0.84	$0.65	$1.62	$1.26

Diluted earnings per share	$0.83	$0.65	$1.61	$1.25

Weighted average common shares outstanding:
Basic shares	231,252	230,158	231,090	229,853

Diluted shares	233,297	231,588	233,131	231,296

Dividends declared and paid per share	$0.14	$0.09	$0.28	$0.18

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total comprehensive income	$154,538	$188,319	$350,296	$337,498

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$557,693	$646,300
Receivables, net	710,956	668,176
Inventories, net	614,390	540,504
Other current assets	135,087	79,675

Total current assets	2,018,126	1,934,655

Property, plant and equipment, net	490,126	493,296
Goodwill	3,252,002	3,115,619
Other intangibles, net	2,147,352	2,013,365
Investments and other assets	244,846	239,129

Total assets	$8,152,452	$7,796,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$307,661	$308,123
Accounts payable	394,283	437,329
Customer advanced payments	136,945	—
Income taxes payable	35,567	34,660
Accrued liabilities	308,061	358,551

Total current liabilities	1,182,517	1,138,663

Long-term debt, net	1,838,224	1,866,166
Deferred income taxes	557,704	512,526
Other long-term liabilities	235,911	251,076

Total liabilities	3,814,356	3,768,431

Stockholders’ equity:
Common stock	2,637	2,631
Capital in excess of par value	680,863	660,894
Retained earnings	5,315,232	5,002,419
Accumulated other comprehensive loss	(454,080)	(429,176)
Treasury stock	(1,206,556)	(1,209,135)

Total stockholders’ equity	4,338,096	4,027,633

Total liabilities and stockholders’ equity	$8,152,452	$7,796,064

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash provided by (used for):
Operating activities:
Net income	$375,200	$289,407
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	97,777	86,384
Deferred income taxes	(5,734)	(634)
Share-based compensation expense	12,955	14,113
Net change in assets and liabilities, net of acquisitions	(99,526)	3,404
Pension contributions	(1,404)	(51,716)
Other, net	1,274	450

Total operating activities	380,542	341,408

Investing activities:
Additions to property, plant and equipment	(28,565)	(27,664)
Purchases of businesses, net of cash acquired	(374,644)	(518,634)
Other, net	1,481	(399)

Total investing activities	(401,728)	(546,697)

Financing activities:
Net change in short-term borrowings	(44)	(6,816)
Repurchases of common stock	(4,007)	(5,474)
Cash dividends paid	(64,653)	(41,300)
Proceeds from stock option exercises	18,264	30,396
Other, net	(5,108)	—

Total financing activities	(55,548)	(23,194)

Effect of exchange rate changes on cash and cash equivalents	(11,873)	27,707

Decrease in cash and cash equivalents	(88,607)	(200,776)

Cash and cash equivalents:
Beginning of period	646,300	717,259

End of period	$557,693	$516,483

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2018, the consolidated results of its operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 includes transitional guidance, as currently issued, that calls for a modified retrospective approach. The FASB has recently proposed adding a transition option to the current guidance and it includes optional practical expedients for ease of transition. The Company has formed a steering committee and the Company’s implementation project has begun. The Company has not determined the impact ASU 2016-02 may have on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures, which could be significant to the Company’s financial position.

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

In March 2017, the FASB issued ASU 2017-07, which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost will be presented outside of operating income. The Company retrospectively adopted ASU 2017-07 effective January 1, 2018. For the three and six months ended June 30, 2017, the consolidated statement of income was restated to increase Cost of sales by $2.5 million and $4.9 million, increase Selling, general and administrative expenses by $0.4 million and $0.8 million, and decrease Other expense, net by $2.8 million and $5.7 million, respectively, for net periodic benefit income components other than service cost. For the three and six months ended June 30, 2017, the $2.8 million and $5.7 million, respectively, of net periodic benefit income components other than service cost were originally reported in operating income as follows: $1.5 million and $2.9 million in Electronic Instruments (“EIG”), $1.0 million and $2.0 million in Electromechanical (“EMG”), and $0.4 million and $0.8 million in Corporate administrative expense, respectively. The adoption of ASU 2017-07 did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

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

As discussed in Note 2, the Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The cumulative adjustment made to the January 1, 2018 consolidated balance sheet for the adoption of ASC 606 was to increase Retained earnings by $4.2 million, increase Total assets by $7.9 million and increase Total liabilities by $3.7 million. For the three and six months ended June 30, 2018, the effect of the changes in all financial statement line items impacted by ASC 606 was immaterial from the amount that would have been reported under the previous guidance. Updated disclosure of the Company’s significant accounting policy regarding revenue recognition is included in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Revenue is derived from products and services. The Company’s products and services are marketed and sold worldwide through two operating groups: EIG and EMG.

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

The majority of the Company’s revenues on product sales are recognized at a point in time when the customer obtains control of the product. The transfer in control of the product to the customer is typically evidenced by one or more of the following: the customer having legal title to the product, the Company’s present right to payment, the customer’s physical possession of the product, the customer accepting the product, or the customer has benefit of ownership or risk of loss. Legal title transfers to the customer in accordance with the delivery terms of the order, usually upon shipment. For a small percentage of sales where title and risk of loss transfers at the point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.

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

The determination of the revenue to be recognized in a given period for performance obligations satisfied over time is based on the input method. The Company recognizes revenue over time as it performs on these contracts because the transfer of control to the customer occurs over time. Revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the total cost-to-cost input method of progress because it best depicts the transfer of control to the customer that occurs as costs are incurred. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. On certain contracts, labor hours is used as the measure of progress when it is determined to be a better depiction of the transfer of control to the customer due to the timing and pattern of labor hours incurred.

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

The outstanding contract asset and (liability) accounts were as follows:

	June 30, 2018
	Unbilled Revenues	Customer Advanced Payments
	(In thousands)
Balance at June 30, 2018	$52,516	$(144,613)
Revenues recognized during the period from:
Amounts in Customer advanced payments		150,125
Performance obligations satisfied	85,358
Transferred to Receivables from contract assets at the beginning of the period	(73,325)
Increase related to acquired businesses	8,380	(840)
Increase due to cash received		(181,061)

Unbilled revenues are reported as a component of Other current assets in the consolidated balance sheet. At June 30, 2018, $7.7 million of customer advanced payments were recorded in Other long-term liabilities in the consolidated balance sheet. In conjunction with the January 1, 2018 adoption of ASC 606, in the consolidated balance sheet, approximately $14 million was reclassified to unbilled revenues that was previously reported in Other current assets at December 31, 2017. Also, at January 1, 2018, in the consolidated balance sheet, approximately $114 million was reclassified to Customer advanced payments that was previously reported in Accounts payable of approximately $76 million, Accrued liabilities of approximately $26 million and other of approximately $12 million at December 31, 2017.

The Company applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Remaining performance obligations exceeding one year as of June 30, 2018 were $179.2 million. Remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from June 30, 2018, for which work has not been performed.

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

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$357,560	$241,935	$599,495	$686,636	$472,799	$1,159,435

International:
United Kingdom	15,588	33,166	48,754	29,328	68,549	97,877
European Union countries	95,778	98,585	194,363	188,080	206,399	394,479
Asia	191,169	55,435	246,604	382,654	106,498	489,152
Other foreign countries	84,363	35,356	119,719	174,186	66,453	240,639

Total international	386,898	222,542	609,440	774,248	447,899	1,222,147

Consolidated net sales	$744,458	$464,477	$1,208,935	$1,460,884	$920,698	$2,381,582

Major Products and Services

The Company’s major products and services in the reportable segments were as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$515,854	$—	$515,854	$1,015,491	$—	$1,015,491
Aerospace and Power	228,604	113,403	342,007	445,393	222,060	667,453
Electromechanical devices	—	351,074	351,074	—	698,638	698,638

Consolidated net sales	$744,458	$464,477	$1,208,935	$1,460,884	$920,698	$2,381,582

Timing of Revenue Recognition

The Company’s timing of revenue recognition was as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$603,185	$437,630	$1,040,815	$1,228,607	$866,712	$2,095,319
Products and services transferred over time	141,273	26,847	168,120	232,277	53,986	286,263

Consolidated net sales	$744,458	$464,477	$1,208,935	$1,460,884	$920,698	$2,381,582

Reportable Segments

The Company’s EIG and EMG operating segments are identified based on the existence of segment managers. Certain of the Company’s operating segments have been aggregated for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and similarity of economic characteristics.

At June 30, 2018, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2017, other than those described in the acquisitions footnote (Note 9), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017 can be found in the table included in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Product Warranties

The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary among the Company’s operations, but generally do not exceed one year. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses. Product warranty obligations are reported as a component of Accrued liabilities in the consolidated balance sheet.

Changes in the accrued product warranty obligation were as follows:

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Balance at the beginning of the period	$22,872	$22,007
Accruals for warranties issued during the period	5,904	7,983
Settlements made during the period	(7,068)	(8,380)
Warranty accruals related to acquired businesses and other during the period	796	2,133

Balance at the end of the period	$22,504	$23,743

4.	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Weighted average shares:
Basic shares	231,252	230,158	231,090	229,853
Equity-based compensation plans	2,045	1,430	2,041	1,443

Diluted shares	233,297	231,588	233,131	231,296

5.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(239,620)	$(175,138)	$(414,758)	$(330,569)	$(201,567)	$(532,136)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(70,217)	—	(70,217)	59,525	—	59,525
Change in long-term intercompany notes	(14,706)	—	(14,706)	15,988	—	15,988
Net investment hedge instruments	57,335	—	57,335	(63,933)	—	(63,933)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	2,952	2,952	—	3,512	3,512
Income tax benefit (expense)	(13,967)	(719)	(14,686)	24,067	(1,321)	22,746

Other comprehensive income (loss), net of tax	(41,555)	2,233	(39,322)	35,647	2,191	37,838

Balance at the end of the period	$(281,175)	$(172,905)	$(454,080)	$(294,922)	$(199,376)	$(494,298)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(251,805)	$(177,371)	$(429,176)	$(338,631)	$(203,758)	$(542,389)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(40,636)	—	(40,636)	64,204	—	64,204
Change in long-term intercompany notes	(9,302)	—	(9,302)	18,692	—	18,692
Net investment hedge instruments	27,193	—	27,193	(62,889)	—	(62,889)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	5,904	5,904	—	7,024	7,024
Income tax benefit (expense)	(6,625)	(1,438)	(8,063)	23,702	(2,642)	21,060

Other comprehensive income (loss), net of tax	(29,370)	4,466	(24,904)	43,709	4,382	48,091

Balance at the end of the period	$(281,175)	$(172,905)	$(454,080)	$(294,922)	$(199,376)	$(494,298)

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

The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$7,865	$8,060

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets in the consolidated balance sheet.

For the six months ended June 30, 2018 and 2017, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the six months ended June 30, 2018 and 2017.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at June 30, 2018 and December 31, 2017 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,145,885)	$(2,135,828)	$(2,174,289)	$(2,210,466)

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

Foreign Currency

At June 30, 2018, the Company had no forward contracts outstanding. At December 31, 2017, the Company had a Canadian dollar forward contract for a total notional value of 83.0 million Canadian dollars ($1.5 million fair value unrealized gain at December 31, 2017) outstanding. For the three and six months ended June 30, 2018, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as hedges.

7.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of June 30, 2018, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At June 30, 2018, the Company had $402.5 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At June 30, 2018, the Company had $583.8 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $27.2 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the six months ended June 30, 2018.

8.	Inventories, net

	June 30,	December 31,
	2018	2017
	(In thousands)
Finished goods and parts	$90,084	$84,789
Work in process	132,651	107,362
Raw materials and purchased parts	391,655	348,353

Total inventories, net	$614,390	$540,504

9.	Acquisitions

The Company spent $374.6 million in cash, net of cash acquired, to acquire FMH Aerospace (“FMH”) in January 2018, SoundCom Systems (“SoundCom”) in April 2018 and Motec GmbH in June 2018. FMH is a provider of complex, highly-engineered solutions for the aerospace, defense and space industries. SoundCom provides design, integration, installation and support of clinical workflow and communication systems for healthcare facilities, educational institutions and corporations. SoundCom also serves as a value-added reseller for Rauland-Borg Corporation (“Rauland”) in the Midwest portion of the United States. Motec is a provider of integrated vision systems serving the high growth mobile machine vision market. Motec’s ruggedized vision products and integrated software solutions provide customers with improved operational efficiency and enhanced safety across a variety of critical mobile machine applications in transportation, agriculture, logistics and construction. FMH is part of EMG. SoundCom and Motec are part of EIG.

The following table represents the preliminary allocation of the purchase price for the net assets of the 2018 acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$15.2
Goodwill	157.9
Other intangible assets	199.9
Long-term liabilities	(0.9)
Deferred income taxes	(43.7)
Net working capital and other(1)	46.2

Total cash paid	$374.6

(1)	Includes $19.2 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the 2018 acquisitions as follows: FMH’s products and solutions further broaden the Company’s differentiated product offerings in the aerospace and defense markets. SoundCom expands Rauland’s presence in the healthcare and education markets in the Midwest while providing customers with expanded value-added solutions and services. Motec’s vision systems complement the Company’s existing instrumentation businesses by expanding its portfolio of solutions to its customers. The Company expects approximately $73 million of the goodwill recorded relating to the 2018 acquisitions will be tax deductible in future years.

At June 30, 2018, the purchase price allocated to other intangible assets of $199.9 million consists of $35.9 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $164.0 million of other intangible assets consists of $127.7 million of customer relationships, which are being amortized over a period of 18 years, and $36.3 million of purchased technology, which is being amortized over a period of 18 years. Amortization expense for each of the next five years for the 2018 acquisitions is expected to approximate $8 million per year.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2018 acquisitions including inventory, property, plant and equipment, goodwill, trade names, customer relationships and purchased technology and the accounting for income taxes.

The 2018 acquisitions had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and six months ended June 30, 2018. Had the 2018 acquisitions been made at the beginning of 2018 or 2017, unaudited pro forma net sales, net income and diluted earnings per share for the three and six months ended June 30, 2018 and 2017, respectively, would not have been materially different than the amounts reported.

In February 2017, the Company acquired Rauland. The Rauland acquisition included a potential $30 million contingent payment due upon Rauland achieving a certain cumulative revenue target over the period October 1, 2016 to September 30, 2018. If Rauland achieves the target, the $30 million contingent payment will be made; however, if the target is not achieved, no payment will be made. At the acquisition date, the estimated fair value of the contingent payment liability was $25.5 million, which was based on a probabilistic approach using level 3 inputs. At June 30, 2018, the estimated fair value of the contingent payment liability was $30.0 million, which was based on the Company’s assessment of the probability of Rauland achieving the above mentioned target.

10.	Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2017	$2,077.0	$1,038.6	$3,115.6
Goodwill acquired	47.9	110.0	157.9
Purchase price allocation adjustments and other	(1.6)	—	(1.6)
Foreign currency translation adjustments	(10.9)	(9.0)	(19.9)

Balance at June 30, 2018	$2,112.4	$1,139.6	$3,252.0

11.	Income Taxes

At June 30, 2018, the Company had gross unrecognized tax benefits of $65.3 million, of which $56.7 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2017	$60.3
Additions for tax positions	5.8
Reductions for tax positions	(0.8)

Balance at June 30, 2018	$65.3

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2018 and 2017 were not significant.

The effective tax rate for the three months ended June 30, 2018 was 21.9%, compared with 26.0% for the three months ended June 30, 2017. The effective tax rate for the six months ended June 30, 2018 was 22.5%, compared with 26.7% for the six months ended June 30, 2017. The three and six months ended June 30, 2018 effective tax rates primarily reflect the impact of the recently enacted U.S. Tax Cuts and Jobs Act (the “Act”) including the reduction of the U.S. corporate income tax rate and the current impact of the global intangible low-taxed income (“GILTI”) and the foreign-derived intangible income (“FDII”) provisions.

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

Although the $91.6 million net benefit represents what the Company believes is a reasonable estimate of the impact of the income tax effects of the Act on the Company’s consolidated financial statements as of December 31, 2017, it should be considered provisional. As of June 30, 2018, the Company has not materially changed its estimate of the December 31, 2017 impact of the income tax effects of the Act. As additional guidance from the U.S. Department of Treasury is provided, the Company may need to adjust the provisional amounts after it finalizes the 2017 U.S. tax return and is able to conclude whether any further adjustments are required to its U.S. portion of net deferred tax liability of $390.4 million as of December 31, 2017, as well as to the liability associated with the one-time mandatory tax. The currently recorded amounts include a variety of estimates of taxable earnings and profits, estimated taxable foreign cash balances, differences between U.S. GAAP and U.S. tax principles and interpretations of many aspects of the Act that may, if changed, impact the final amounts. Any adjustments to these provisional amounts will be reported as a component of Provision for income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018. As of June 30, 2018, the Company is still evaluating the potential future impact of GILTI and has not provided any provisional deferred tax liability for it. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in the U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes. Due to the ongoing evaluation, the Company has not yet made the accounting policy decision as of June 30, 2018.

12.	Share-Based Compensation

Under the terms of the Company’s stockholder-approved share-based plans, performance restricted stock units (“PRSUs”), incentive and non-qualified stock options and restricted stock have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Stock options granted prior to 2018 generally vest at a rate of one-fourth on each of the first four anniversaries of the grant date and have a maximum contractual term of seven years. Beginning in 2018, stock options granted generally vest at a rate of one-third on each of the first three anniversaries of the grant date and have a maximum contractual term of ten years. Restricted stock granted to employees prior to 2018 generally vests four years after the grant date (cliff vesting) and is subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. Beginning in 2018, restricted stock granted to employees generally vests one-third on each of the first three anniversaries of the grant date. Restricted stock granted to non-employee directors generally vests two years after the grant date (cliff vesting) and is subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days.

In March 2018, the Company granted PRSUs to officers and certain key management-level employees an aggregate target award of approximately 52,000 shares of its common stock. The PRSUs vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1, 2018 through December 31, 2020. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the number of awards expected to vest at each reporting date. The other half of the PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period.

Total share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Stock option expense	$3,115	$2,754	$5,543	$4,967
Restricted stock expense	3,772	6,031	6,848	9,146
PRSU expense	497	—	564	—

Total pre-tax expense	$7,384	$8,785	$12,955	$14,113

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

The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Expected volatility	17.3%	18.0%
Expected term (years)	5.0	5.0
Risk-free interest rate	2.81%	1.94%
Expected dividend yield	0.76%	0.60%
Black-Scholes-Merton fair value per stock option granted	$14.12	$11.05

Expected volatility is based on the historical volatility of the Company’s stock over the stock options’ expected term. The Company used historical exercise data to estimate the stock options’ expected term, which represents the period of time that the stock options granted are expected to be outstanding. Management anticipates that the future stock option holding periods will be similar to the historical stock option holding periods. The risk-free interest rate for periods within the expected term of the stock option is based on the U.S. Treasury yield curve at the time of grant. The expected dividend yield is calculated by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the Company’s closing common stock price on the grant date. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2017	5,583	$48.99
Granted	885	73.45
Exercised	(450)	41.04
Forfeited	(82)	55.12

Outstanding at June 30, 2018	5,936	$53.15	4.7	$114.0

Exercisable at June 30, 2018	3,381	$47.00	3.1	$85.1

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2018 was $15.6 million. The total fair value of stock options vested during the six months ended June 30, 2018 was $10.1 million. As of June 30, 2018, there was approximately $26 million of expected future pre-tax compensation expense related to the 2.6 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the Company’s closing common stock price on the grant date. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the grant date is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is the same as the calculated derived service period as determined on the grant date.

The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2017	932	$53.53
Granted	222	73.50
Vested	(205)	52.77
Forfeited	(34)	54.40

Nonvested restricted stock outstanding at June 30, 2018	915	$58.56

The total fair value of restricted stock vested during the six months ended June 30, 2018 was $10.8 million. As of June 30, 2018, there was approximately $35 million of expected future pre-tax compensation expense related to the 0.9 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

13.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Defined benefit plans:
Service cost	$1,793	$1,883	$3,607	$3,738
Interest cost	6,421	6,857	12,903	13,662
Expected return on plan assets	(14,884)	(13,303)	(29,847)	(26,541)
Amortization of net actuarial loss and other	2,952	3,512	5,904	7,024

Pension income	(3,718)	(1,051)	(7,433)	(2,117)

Other plans:
Defined contribution plans	6,944	5,924	15,343	12,958
Foreign plans and other	1,587	1,412	3,183	2,888

Total other plans	8,531	7,336	18,526	15,846

Total net pension expense	$4,813	$6,285	$11,093	$13,729

For the six months ended June 30, 2018 and 2017, contributions to the Company’s defined benefit pension plans were $1.4 million and $51.7 million, respectively. The Company’s current estimate of 2018 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At June 30, 2018, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at June 30, 2018 and December 31, 2017 were $28.9 million and $30.1 million, respectively, for both non-owned and owned sites. For the six months ended June 30, 2018, the Company recorded $2.5 million in reserves. Additionally, the Company spent $3.6 million on environmental matters and the reserve decreased $0.1 million due to foreign currency translation for the six months ended June 30, 2018. The Company’s reserves for environmental liabilities at June 30, 2018 and December 31, 2017 included reserves of $10.5 million and $11.6 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At June 30, 2018, the Company had $12.0 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

The Company has been remediating groundwater contamination for several contaminants, including trichloroethylene (“TCE”), at a formerly owned site in El Cajon, California. Several lawsuits have been filed against the Company alleging damages resulting from the groundwater contamination, including property damages and personal injury, and seeking compensatory and punitive damages. The Company believes that it has good and valid defenses to each of these claims and intends to defend them vigorously. The Company believes it has established reserves for these lawsuits that are sufficient to satisfy its expected exposure. The Company does not expect the outcome of these matters, either individually or in the aggregate, to materially affect the consolidated results of operations, financial position or cash flows of the Company.

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

Accrued liabilities in the Company’s consolidated balance sheet included amounts related to the fourth quarters of 2016 and 2015 restructuring charges as follows (in millions):

	Fourth Quarter of 2016 Restructuring	Fourth Quarter of 2015 Restructuring
Balance at December 31, 2017	$12.8	$6.7
Utilization	(3.3)	(0.5)
Foreign currency translation adjustments and other	(0.1)	(0.1)

Balance at June 30, 2018	$9.4	$6.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net sales(1):
Electronic Instruments	$744,458	$657,663	$1,460,884	$1,277,432
Electromechanical	464,477	406,941	920,698	794,854

Consolidated net sales	$1,208,935	$1,064,604	$2,381,582	$2,072,286

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$193,831	$163,755	$377,190	$319,016
Electromechanical	94,250	84,568	185,252	162,911

Total segment operating income	288,081	248,323	562,442	481,927
Corporate administrative expenses(2)	(17,995)	(18,774)	(34,188)	(34,931)

Consolidated operating income(2)	270,086	229,549	528,254	446,996
Interest expense	(20,784)	(24,552)	(42,470)	(49,068)
Other expense, net(2)	(1,081)	(1,642)	(1,739)	(3,151)

Consolidated income before income taxes	$248,221	$203,355	$484,045	$394,777

(1)

Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective method. See Note 3 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Critical Accounting Policies” herein for further details.

(2)

In accordance with the retrospective adoption of ASU 2017-07, for the three and six months ended June 30, 2017, the consolidated statement of income was restated to increase Cost of sales by $2.5 million and $4.9 million, increase Selling, general and administrative expenses by $0.4 million and $0.8 million, and decrease Other expense, net by $2.8 million and $5.7 million, respectively, for net periodic benefit income components other than service cost. For the three and six months ended June 30, 2017, the $2.8 million and $5.7 million, respectively, of net periodic benefit income components other than service cost were originally reported in operating income as follows: $1.5 million and $2.9 million in EIG, $1.0 million and $2.0 million in EMG, and $0.4 million and $0.8 million in Corporate administrative expense, respectively. For the three and six months ended June 30, 2018, Other expense, net included $5.7 million and $10.9 million, respectively, for net periodic benefit income components other than service cost. See Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the quarter ended June 30, 2018, the Company posted record backlog, sales and operating income, as well as strong orders, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the acquisitions of Motec in June 2018, SoundCom in April 2018, FMH in January 2018, Arizona Instrument LLC in December 2017 and MOCON in June 2017, as well as our Operational Excellence initiatives.

For 2018, positive market trends, the Company’s record backlog, the full year impact of the 2018 and 2017 acquisitions and continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of the Company’s 2018 results.

Results of operations for the second quarter of 2018 compared with the second quarter of 2017

Net sales for the second quarter of 2018 were $1,208.9 million, an increase of $144.3 million or 13.6%, compared with net sales of $1,064.6 million for the second quarter of 2017. The increase in net sales for the second quarter of 2018 was due to 7% organic sales growth, a 5% increase from acquisitions and favorable 2% effect of foreign currency translation.

Total international sales for the second quarter of 2018 were $609.4 million or 50.4% of net sales, an increase of $65.6 million or 12.1%, compared with international sales of $543.8 million or 51.1% of net sales for the second quarter of 2017. The $65.6 million increase in international sales was primarily driven by organic sales growth. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Orders for the second quarter of 2018 were $1,230.8 million, an increase of $93.4 million or 8.2%, compared with $1,137.4 million for the second quarter of 2017. The increase in orders for the second quarter of 2018 was due to 5% organic order growth and a 6% increase from acquisitions, partially offset by an unfavorable 3% effect of foreign currency translation.

Segment operating income for the second quarter of 2018 was $288.1 million, an increase of $39.8 million or 16.0%, compared with segment operating income of $248.3 million for the second quarter of 2017. Segment operating income, as a percentage of net sales, increased to 23.8% for the second quarter of 2018, compared with 23.3% for the second quarter of 2017. The increase in segment operating income and segment operating margins for the second quarter of 2018 resulted primarily from the increase in net sales noted above, as well as the benefits of the Company’s Operational Excellence initiatives.

Cost of sales for the second quarter of 2018 was $791.2 million or 65.4% of net sales, an increase of $89.0 million or 12.7%, compared with $702.2 million or 66.0% of net sales for the second quarter of 2017. Cost of sales increased primarily due to the increase in net sales noted above.

Selling, general and administrative expenses for the second quarter of 2018 were $147.6 million or 12.2% of net sales, an increase of $14.7 million or 11.1%, compared with $132.9 million or 12.5% of net sales for the second quarter of 2017. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above. In the second quarter of 2017, the Company recorded a $2.5 million pre-tax charge in corporate administrative expenses related to the accelerated vesting of restricted stock grants in association with the retirement of the Company’s Executive Chairman of the Board of Directors.

Consolidated operating income was $270.1 million or 22.3% of net sales for the second quarter of 2018, an increase of $40.6 million or 17.7%, compared with $229.5 million or 21.6% of net sales for the second quarter of 2017.

Interest expense was $20.8 million for the second quarter of 2018, a decrease of $3.8 million or 15.4%, compared with $24.6 million for the second quarter of 2017. Interest expense decreased primarily due to the repayment in full, at maturity, of $270 million in aggregate principal amount of 6.20% private placement senior notes in the fourth quarter of 2017.

The effective tax rate for the second quarter of 2018 was 21.9%, compared with 26.0% for the second quarter of 2017. The second quarter of 2018 effective tax rate primarily reflects the impact of the recently enacted Act including the reduction of the U.S. corporate income tax rate and the current impact of GILTI and FDII provisions. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net income for the second quarter of 2018 was $193.9 million, an increase of $43.4 million or 28.8%, compared with $150.5 million for the second quarter of 2017.

Diluted earnings per share for the second quarter of 2018 were $0.83, an increase of $0.18 or 27.7%, compared with $0.65 per diluted share for the second quarter of 2017.

Segment Results

EIG’s net sales totaled $744.5 million for the second quarter of 2018, an increase of $86.8 million or 13.2%, compared with $657.7 million for the second quarter of 2017. The net sales increase was due to 6% organic sales growth, a 6% increase from the 2018 acquisitions of Motec and SoundCom, the 2017 acquisitions of Arizona Instrument and MOCON, and favorable 1% effect of foreign currency translation.

EIG’s operating income was $193.8 million for the second quarter of 2018, an increase of $30.0 million or 18.3%, compared with $163.8 million for the second quarter of 2017. EIG’s operating margins were 26.0% of net sales for the second quarter of 2018, compared with 24.9% of net sales for the second quarter of 2017. The increase in EIG’s operating income and operating margins for the second quarter of 2018 was primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.

EMG’s net sales totaled $464.5 million for the second quarter of 2018, an increase of $57.6 million or 14.2%, compared with $406.9 million for the second quarter of 2017. The net sales increase was due to 9% organic sales growth, a 3% increase from the 2018 acquisition of FMH and favorable 2% effect of foreign currency translation.

EMG’s operating income was $94.3 million for the second quarter of 2018, an increase of $9.7 million or 11.5%, compared with $84.6 million for the second quarter of 2017. The increase in EMG’s operating income for the second quarter of 2018 was primarily due to the increase in net sales noted above. EMG’s operating margins were 20.3% of net sales for the second quarter of 2018, compared with 20.8% of net sales for the second quarter of 2017.

Results of operations for the first six months of 2018 compared with the first six months of 2017

Net sales for the first six months of 2018 were $2,381.6 million, an increase of $309.3 million or 14.9%, compared with net sales of $2,072.3 million for the first six months of 2017. The increase in net sales for the first six months of 2018 was due to 8% organic sales growth, a 5% increase from acquisitions and favorable 2% effect of foreign currency translation.

Total international sales for the first six months of 2018 were $1,222.1 million or 51.3% of net sales, an increase of $153.4 million or 14.4%, compared with international sales of $1,068.7 million or 51.6% of net sales for the first six months of 2017. The $153.4 million increase in international sales was primarily driven by organic sales growth. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Orders for the first six months of 2018 were $2,575.7 million, an increase of $318.0 million or 14.1%, compared with $2,257.7 million for the first six months of 2017. The increase in orders for the first six months of 2018 was due to 8% organic order growth, a 5% increase from acquisitions and favorable 1% effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders at June 30, 2018 was $1,590.2 million, an increase of $194.1 million or 13.9%, compared with $1,396.1 million at December 31, 2017.

Segment operating income for the first six months of 2018 was $562.4 million, an increase of $80.5 million or 16.7%, compared with segment operating income of $481.9 million for the first six months of 2017. Segment operating income, as a percentage of net sales, increased to 23.6% for the first six months of 2018, compared with 23.3% for the first six months of 2017. The increase in segment operating income and segment operating margins for the first six months of 2018 resulted primarily from the increase in net sales noted above, as well as the benefits of the Company’s Operational Excellence initiatives.

Cost of sales for the first six months of 2018 was $1,568.0 million or 65.8% of net sales, an increase of $198.4 million or 14.5%, compared with $1,369.6 million or 66.1% of net sales for the first six months of 2017. Cost of sales increased primarily due to the increase in net sales noted above.

Selling, general and administrative expenses for the first six months of 2018 were $285.3 million or 12.0% of net sales, an increase of $29.6 million or 11.6%, compared with $255.7 million or 12.3% of net sales for the first six months of 2017. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above. In the second quarter of 2017, the Company recorded a $2.5 million pre-tax charge in corporate administrative expenses related to the accelerated vesting of restricted stock grants in association with the retirement of the Company’s Executive Chairman of the Board of Directors.

Consolidated operating income was $528.3 million or 22.2% of net sales for the first six months of 2018, an increase of $81.3 million or 18.2%, compared with $447.0 million or 21.6% of net sales for the first six months of 2017.

Interest expense was $42.5 million for the first six months of 2018, a decrease of $6.6 million or 13.4%, compared with $49.1 million for the first six months of 2017. Interest expense decreased primarily due to the repayment in full, at maturity, of $270 million in aggregate principal amount of 6.20% private placement senior notes in the fourth quarter of 2017.

The effective tax rate for the first six months of 2018 was 22.5%, compared with 26.7% for the first six months of 2017. The first six months of 2018 effective tax rate primarily reflects the impact of the recently enacted Act including the reduction of the U.S. corporate income tax rate and the current impact of GILTI and FDII provisions. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net income for the first six months of 2018 was $375.2 million, an increase of $85.8 million or 29.6.%, compared with $289.4 million for the first six months of 2017.

Diluted earnings per share for the first six months of 2018 were $1.61, an increase of $0.36 or 28.8%, compared with $1.25 per diluted share for the first six months of 2017.

Segment Results

EIG’s net sales totaled $1,460.9 million for the first six months of 2018, an increase of $183.5 million or 14.4%, compared with $1,277.4 million for the first six months of 2017. The net sales increase was due to 6% organic sales growth, a 6% increase from the 2018 acquisitions of Motec and SoundCom, the 2017 acquisitions of Arizona Instrument, MOCON and Rauland, and favorable 2% effect of foreign currency translation.

EIG’s operating income was $377.2 million for the first six months of 2018, an increase of $58.2 million or 18.2%, compared with $319.0 million for the first six months of 2017. EIG’s operating margins were 25.8% of net sales for the first six months of 2018, compared with 25.0% of net sales for the first six months of 2017. The increase in EIG’s operating income and operating margins for the first six months of 2018 was primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.

EMG’s net sales totaled $920.7 million for the first six months of 2018, an increase of $125.8 million or 15.8%, compared with $794.9 million for the first six months of 2017. The net sales increase was due to 10% organic sales growth, a 2% increase from the 2018 acquisition of FMH and favorable 3% effect of foreign currency translation.

EMG’s operating income was $185.3 million for the first six months of 2018, an increase of $22.4 million or 13.8%, compared with $162.9 million for the first six months of 2017. The increase in EMG’s operating income for the first six months of 2018 was primarily due to the increase in net sales noted above. EMG’s operating margins were 20.1% of net sales for the first six months of 2018, compared with 20.5% of net sales for the first six months of 2017.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $380.5 million for the first six months of 2018, an increase of $39.1 million or 11.5%, compared with $341.4 million for the first six months of 2017. The increase in cash provided by operating activities for the first six months of 2018 was primarily due to higher net income and a $50.3 million decrease in defined benefit pension plan contributions, driven by a discretionary $50.1 million contribution to the Company’s defined benefit pension plans in the first quarter of 2017, partially offset by higher overall operating working capital levels.

Free cash flow (cash flow provided by operating activities less capital expenditures) was $352.0 million for the first six months of 2018, compared with $313.7 million for the first six months of 2017. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $623.6 million for the first six months of 2018, compared with $529.3 million for the first six months of 2017. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $401.7 million for the first six months of 2018, compared with $546.7 million for the first six months of 2017. For the first six months of 2018, the Company paid $374.6 million, net of cash acquired, to acquire Motec in June 2018, SoundCom in April 2018 and FMH in January 2018. For the first six months of 2017, the Company paid $518.6 million, net of cash acquired, to acquire MOCON in June 2017 and Rauland in February 2017. Additions to property, plant and equipment totaled $28.6 million for the first six months of 2018, compared with $27.7 million for the first six months of 2017.

Cash used for financing activities totaled $55.5 million for the first six months of 2018, compared with $23.2 million for the first six months of 2017. At June 30, 2018, total debt, net was $2,145.9 million, compared with $2,174.3 million at December 31, 2017. For the first six months of 2018, the net change in short-term borrowings was not significant, compared with a $6.8 million decrease in short-term borrowings for the first six months of 2017. At June 30, 2018, the Company had available borrowing capacity of $1,102.4 million under its revolving credit facility, including the $300 million accordion feature.

In the third quarter of 2018, $80 million of 6.35% senior notes and $160 million of 7.08% senior notes will mature and become payable. In the fourth quarter of 2018, $65 million of 7.18% senior notes will mature and become payable. The debt-to-capital ratio was 33.1% at June 30, 2018, compared with 35.1% at December 31, 2017. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 26.8% at June 30, 2018, compared with 27.5% at December 31, 2017. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

Additional financing activities for the first six months of 2018 included cash dividends paid of $64.7 million, compared with $41.3 million for the first six months of 2017. Effective February 1, 2018, the Company’s Board of Directors approved a 56% increase in the quarterly cash dividend on the Company’s common stock to $0.14 per common share from $0.09 per common share.

As a result of all of the Company’s cash flow activities for the first six months of 2018, cash and cash equivalents at June 30, 2018 totaled $557.7 million, compared with $646.3 million at December 31, 2017. At June 30, 2018, the Company had $450.1 million in cash outside the United States, compared with $569.4 million at December 31, 2017. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. In June 2018, the Company acquired Motec for approximately $93 million utilizing cash outside the United States. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

Revenue Recognition. The majority of the Company’s revenues on product sales are recognized at a point in time when the customer obtains control of the product. The transfer in control of the product to the customer is typically evidenced by one or more of the following: the customer having legal title to the product, the Company’s present right to payment, the customer’s physical possession of the product, the customer accepting the product, or the customer has benefit of ownership or risk of loss. Legal title transfers to the customer in accordance with the delivery terms of the order, usually upon shipment. For a small percentage of sales where title and risk of loss transfers at the point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.

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

The determination of the revenue to be recognized in a given period for performance obligations satisfied over time is based on the input method. The Company recognizes revenue over time as it performs on these contracts because the transfer of control to the customer occurs over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the total cost-to-cost input method of progress because it best depicts the transfer of control to the customer that occurs as costs are incurred. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. On certain contracts, labor hours is used as the measure of progress when it is determined to be a better depiction of the transfer of control to the customer due to the timing and pattern of labor hours incurred.

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

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2018. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2018 to April 30, 2018	—	$—	—	$368,609,728
May 1, 2018 to May 31, 2018	53,051	73.30	53,051	364,720,912
June 1, 2018 to June 30, 2018	—	—	—	364,720,912

Total	53,051	73.30	53,051

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)

Consists of the number of shares purchased pursuant to the Company’s Board of Directors $400 million authorization for the repurchase of its common stock announced in November 2016. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6.	Exhibits

Exhibit Number	Description

10.1	AMETEK, Inc. Deferred Compensation Plan, amended and restated as of June 15, 2018

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ THOMAS M. MONTGOMERY
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)

August 2, 2018