Form 10-Q
period 2018-09-30
AMETEK INC/
filed 2018-11-02
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 25, 2018 was 232,115,972 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$1,192,962	$1,084,799	$3,574,544	$3,157,085

Cost of sales	782,994	722,127	2,351,042	2,091,720
Selling, general and administrative	144,702	132,634	429,982	388,331

Total operating expenses	927,696	854,761	2,781,024	2,480,051

Operating income	265,266	230,038	793,520	677,034
Interest expense	(19,391)	(24,709)	(61,861)	(73,777)
Other expense, net	(945)	(902)	(2,684)	(4,053)

Income before income taxes	244,930	204,427	728,975	599,204
Provision for income taxes	53,717	50,896	162,562	156,266

Net income	$191,213	$153,531	$566,413	$442,938

Basic earnings per share	$0.83	$0.67	$2.45	$1.93

Diluted earnings per share	$0.82	$0.66	$2.43	$1.91

Weighted average common shares outstanding:
Basic shares	231,502	230,439	231,227	230,049

Diluted shares	233,250	232,253	233,171	231,615

Dividends declared and paid per share	$0.14	$0.09	$0.42	$0.27

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total comprehensive income	$189,089	$185,167	$539,385	$522,665

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$518,721	$646,300
Receivables, net	714,929	668,176
Inventories, net	620,149	540,504
Other current assets	144,816	79,675

Total current assets	1,998,615	1,934,655
Property, plant and equipment, net	487,425	493,296
Goodwill	3,263,663	3,115,619
Other intangibles, net	2,101,554	2,013,365
Investments and other assets	256,786	239,129

Total assets	$8,108,043	$7,796,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$68,722	$308,123
Accounts payable	389,130	437,329
Customer advanced payments	137,094	—
Income taxes payable	45,018	34,660
Accrued liabilities	329,937	358,551

Total current liabilities	969,901	1,138,663
Long-term debt, net	1,832,547	1,866,166
Deferred income taxes	554,044	512,526
Other long-term liabilities	239,642	251,076

Total liabilities	3,596,134	3,768,431

Stockholders’ equity:
Common stock	2,640	2,631
Capital in excess of par value	697,894	660,894
Retained earnings	5,474,070	5,002,419
Accumulated other comprehensive loss	(456,204)	(429,176)
Treasury stock	(1,206,491)	(1,209,135)

Total stockholders’ equity	4,511,909	4,027,633

Total liabilities and stockholders’ equity	$8,108,043	$7,796,064

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash provided by (used for):
Operating activities:
Net income	$566,413	$442,938
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	145,907	131,005
Deferred income taxes	(5,574)	20,492
Share-based compensation expense	20,100	19,689
Gain on sale of facilities	—	(1,133)
Net change in assets and liabilities, net of acquisitions	(89,877)	19,221
Pension contributions	(2,194)	(52,493)
Other, net	(5,420)	675

Total operating activities	629,355	580,394

Investing activities:
Additions to property, plant and equipment	(47,488)	(45,630)
Purchases of businesses, net of cash acquired	(376,248)	(518,634)
Proceeds from sale of facilities	717	2,239
Other, net	(1,234)	(400)

Total investing activities	(424,253)	(562,425)

Financing activities:
Net change in short-term borrowings	921	(9,601)
Repayments of long-term borrowings	(240,000)	—
Repurchases of common stock	(4,034)	(6,730)
Cash dividends paid	(97,027)	(62,003)
Proceeds from stock option exercises	28,661	35,345
Other, net	(5,749)	—

Total financing activities	(317,228)	(42,989)

Effect of exchange rate changes on cash and cash equivalents	(15,453)	44,176

(Decrease) increase in cash and cash equivalents	(127,579)	19,156
Cash and cash equivalents:
Beginning of period	646,300	717,259

End of period	$518,721	$736,415

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2018, the consolidated results of its operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the U.S. Securities and Exchange Commission.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) and modified the standard in July 2018 with ASU No. 2018-11, Leases (“ASU 2018-11”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 and ASU 2018-11 include transitional guidance, that allows for a modified retrospective approach or a modified retrospective approach with “optional transition relief.” The Company has formed a steering committee and the Company’s implementation project, which began in the second quarter of 2018, has moved from the initial assessment and design phase to the quantification phase. The Company is in the process of implementing the appropriate changes to its business processes and controls to support recognition and disclosure under ASU 2016-02. The Company has not determined the impact ASU 2016-02 may have on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures, which could be significant to the Company’s financial position.

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

In March 2017, the FASB issued ASU 2017-07, which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost will be presented outside of operating income. The Company retrospectively adopted ASU 2017-07 effective January 1, 2018. For the three and nine months ended September 30, 2017, the consolidated statement of income was restated to increase Cost of sales by $2.4 million and $7.3 million, increase Selling, general and administrative expenses by $0.4 million and $1.2 million, and decrease Other expense, net by $2.8 million and $8.5 million, respectively, for net periodic benefit income components other than service cost. For the three and nine months ended September 30, 2017, the $2.8 million and $8.5 million, respectively, of net periodic benefit income components other than service cost were originally reported in operating income as follows: $1.5 million and $4.4 million in Electronic Instruments (“EIG”), $0.9 million and $2.9 million in Electromechanical (“EMG”), and $0.4 million and $1.2 million in Corporate administrative expense, respectively. The adoption of ASU 2017-07 did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurement (“ASC 820”), by eliminating, modifying and adding to those requirements. ASU 2018-13 also modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion by entities. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted upon issuance of this ASU. The Company has not determined the impact ASU 2018-13 may have on the Company’s consolidated financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation–Retirement Benefits–Defined Benefit Plans–General (“ASU 2018-14”), which changes the disclosure requirements of ASC Topic 715, Compensation – Retirement Benefits, by eliminating, modifying and adding to those requirements. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company has not determined the impact ASU 2018-14 may have on the Company’s consolidated financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (“ASU 2018-15”), that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC Topic 350, Intangibles–Goodwill and Other. ASU 2018-15 requires a customer to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company has not determined the impact ASU 2018-15 may have on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

3. Revenues

As discussed in Note 2, the Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The cumulative adjustment made to the January 1, 2018 consolidated balance sheet for the adoption of ASC 606 was to increase Retained earnings by $4.2 million, increase Total assets by $7.9 million and increase Total liabilities by $3.7 million. For the three and nine months ended September 30, 2018, the effect of the changes in all financial statement line items impacted by ASC 606 was immaterial from the amount that would have been reported under the previous guidance. Updated disclosure of the Company’s significant accounting policy regarding revenue recognition is included in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

Revenue is derived from sales of products and services. The Company’s products and services are marketed and sold worldwide through two operating groups: EIG and EMG.

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

The majority of the Company’s revenues on product sales are recognized at a point in time when the customer obtains control of the product. The transfer in control of the product to the customer is typically evidenced by one or more of the following: the customer having legal title to the product, the Company’s present right to payment, the customer’s physical possession of the product, the customer accepting the product, or the customer has the benefits of ownership or risk of loss. Legal title transfers to the customer in accordance with the delivery terms of the order, usually upon shipment, which is the point that control transfers. For a small percentage of sales where title and risk of loss transfers at the point of delivery, the Company recognizes revenue upon delivery to the customer, which is the point that control transfers, assuming all other criteria for revenue recognition are met.

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

Performance obligations also include post-delivery service, installation and training. Post-delivery service revenues are recognized over the contract term. Installation and training revenues are recognized over the period the service is provided. Warranty terms in customer contracts can also be considered separate performance obligations if the warranty provides services beyond assurance that a product complies with agreed-upon specification or if a warranty can be purchased separately. The Company does not incur significant obligations for customer returns and refunds.

Payment terms generally begin upon shipment of the product. The Company does have contracts with multiple billing terms that are all due within one year from when the product is delivered. No significant financing component exists. Payment terms are generally 30-60 days from the time of shipment or customer acceptance, but terms can be shorter or longer. For customer contracts that have revenue recognized over time, revenue is generally recognized prior to a payment being due from the customer. In such cases, the Company recognizes a contract asset at the time the revenue is recognized. When payment becomes due based on the contract terms, the Company reduces the contract asset and records a receivable. In contracts with billing milestones or in other instances with a long production cycle or concerns about credit, customer advance payments are received. The Company may receive a payment in excess of revenue recognized to that date. In these circumstances, a contract liability is recorded.

The outstanding contract asset and (liability) accounts were as follows:

	Nine Months Ended
	September 30, 2018
	Contract Assets	Customer Advanced Payments
	(In thousands)
Balance at September 30, 2018	$60,037	$(145,247)
Revenues recognized during the period from:
Amounts in Customer advanced payments		290,010
Performance obligations satisfied	183,930
Transferred to Receivables from contract assets at the beginning of the period	(166,391)
Increase related to acquired businesses	9,679	(840)
Increase due to cash received		(320,030)

Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At September 30, 2018, $8.2 million of customer advanced payments were recorded in Other long-term liabilities in the consolidated balance sheet. In conjunction with the January 1, 2018 adoption of ASC 606, in the consolidated balance sheet, approximately $14 million was reclassified to contract assets that was previously reported in Other current assets at December 31, 2017. Also, at January 1, 2018, in the consolidated balance sheet, approximately $114 million was reclassified to Customer advanced payments that was previously reported in Accounts payable of approximately $76 million, Accrued liabilities of approximately $26 million and other of approximately $12 million at December 31, 2017.

The Company applied the practical expedient to exclude the value of remaining performance obligations for contracts with an original expected term of one year or less. Remaining performance obligations exceeding one year as of September 30, 2018 were $176.5 million. Remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from September 30, 2018, for which work has not been performed.

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

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$358,335	$237,831	$596,166	$1,044,971	$710,630	$1,755,601

International:
United Kingdom	17,646	33,364	51,010	46,974	101,913	148,887
European Union countries	93,248	97,595	190,843	281,328	303,994	585,322
Asia	193,986	51,136	245,122	576,640	157,634	734,274
Other foreign countries	78,826	30,995	109,821	253,012	97,448	350,460

Total international	383,706	213,090	596,796	1,157,954	660,989	1,818,943

Consolidated net sales	$742,041	$450,921	$1,192,962	$2,202,925	$1,371,619	$3,574,544

Major Products and Services

The Company’s major products and services in the reportable segments were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$514,513	$—	$514,513	$1,530,004	$—	$1,530,004
Aerospace and Power	227,528	112,578	340,106	672,921	334,638	1,007,559
Electromechanical devices	—	338,343	338,343	—	1,036,981	1,036,981

Consolidated net sales	$742,041	$450,921	$1,192,962	$2,202,925	$1,371,619	$3,574,544

Timing of Revenue Recognition

The Company’s timing of revenue recognition was as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$620,221	$414,666	$1,034,887	$1,848,828	$1,281,378	$3,130,206
Products and services transferred over time	121,820	36,255	158,075	354,097	90,241	444,338

Consolidated net sales	$742,041	$450,921	$1,192,962	$2,202,925	$1,371,619	$3,574,544

Reportable Segments

The Company’s operating segments are identified based on the existence of segment managers. Certain of the Company’s operating segments have been aggregated for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and similarity of economic characteristics.

At September 30, 2018, there were no significant changes in identifiable assets of reportable segments from the amounts disclosed at December 31, 2017, other than those described in the acquisitions footnote (Note 9), nor were there any significant changes in the basis of segmentation or in the measurement of segment operating results. Operating information relating to the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017 can be found in the table included in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

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

Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Balance at the beginning of the period	$22,872	$22,007
Accruals for warranties issued during the period	8,166	12,235
Settlements made during the period	(9,477)	(13,690)
Warranty accruals related to acquired businesses and other during the period	1,261	2,372

Balance at the end of the period	$22,822	$22,924

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Weighted average shares:
Basic shares	231,502	230,439	231,227	230,049
Equity-based compensation plans	1,748	1,814	1,944	1,566

Diluted shares	233,250	232,253	233,171	231,615

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(281,175)	$(172,905)	$(454,080)	$(294,922)	$(199,376)	$(494,298)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(7,771)	—	(7,771)	37,642	—	37,642
Change in long-term intercompany notes	(1,707)	—	(1,707)	12,035	—	12,035
Net investment hedge instruments	6,770	—	6,770	(32,422)	—	(32,422)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	2,952	2,952	—	3,512	3,512
Income tax benefit (expense)	(1,649)	(719)	(2,368)	12,190	(1,321)	10,869

Other comprehensive income (loss), net of tax	(4,357)	2,233	(2,124)	29,445	2,191	31,636

Balance at the end of the period	$(285,532)	$(170,672)	$(456,204)	$(265,477)	$(197,185)	$(462,662)

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total	Foreign Currency Items and Other	Defined Benefit Pension Plans	Total
	(In thousands)
Balance at the beginning of the period	$(251,805)	$(177,371)	$(429,176)	$(338,631)	$(203,758)	$(542,389)

Other comprehensive income (loss) before reclassifications:
Translation adjustments	(48,407)	—	(48,407)	101,846	—	101,846
Change in long-term intercompany notes	(11,009)	—	(11,009)	30,727	—	30,727
Net investment hedge instruments	33,963	—	33,963	(95,311)	—	(95,311)
Gross amounts reclassified from accumulated other comprehensive income (loss)	—	8,856	8,856	—	10,536	10,536
Income tax benefit (expense)	(8,274)	(2,157)	(10,431)	35,892	(3,963)	31,929

Other comprehensive income (loss), net of tax	(33,727)	6,699	(27,028)	73,154	6,573	79,727

Balance at the end of the period	$(285,532)	$(170,672)	$(456,204)	$(265,477)	$(197,185)	$(462,662)

Reclassifications for the amortization of defined benefit pension plans are included in Other expense, net in the consolidated statement of income. See Note 14 for further details.

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

The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$7,880	$8,060

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets in the consolidated balance sheet.

For the nine months ended September 30, 2018 and 2017, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2018 and 2017.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at September 30, 2018 and December 31, 2017 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(1,901,269)	$(1,879,074)	$(2,174,289)	$(2,210,466)

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

Foreign Currency

At September 30, 2018, the Company had no forward contracts outstanding. At December 31, 2017, the Company had a Canadian dollar forward contract for a total notional value of 83.0 million Canadian dollars ($1.5 million fair value unrealized gain at December 31, 2017) outstanding. For the three and nine months ended September 30, 2018, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as accounting hedges.

7. Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2018, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At September 30, 2018, the Company had $398.2 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At September 30, 2018, the Company had $581.3 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $34.0 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2018.

8. Inventories, net

	September 30,	December 31,
	2018	2017
	(In thousands)
Finished goods and parts	$93,226	$84,789
Work in process	133,316	107,362
Raw materials and purchased parts	393,607	348,353

Total inventories, net	$620,149	$540,504

9. Acquisitions

The Company spent $376.2 million in cash, net of cash acquired, to acquire FMH Aerospace (“FMH”) in January 2018, SoundCom Systems (“SoundCom”) in April 2018 and Motec GmbH in June 2018. FMH is a provider of complex, highly-engineered solutions for the aerospace, defense and space industries. SoundCom provides design, integration, installation and support of clinical workflow and communication systems for healthcare facilities, educational institutions and corporations. SoundCom also serves as a value-added reseller for Rauland-Borg Corporation (“Rauland”) in the Midwest portion of the United States. Motec is a provider of integrated vision systems serving the high growth mobile machine vision market. Motec’s ruggedized vision products and integrated software solutions provide customers with improved operational efficiency and enhanced safety across a variety of critical mobile machine applications in transportation, agriculture, logistics and construction. FMH is part of EMG. SoundCom and Motec are part of EIG.

The following table represents the preliminary allocation of the purchase price for the net assets of the 2018 acquisitions based on their estimated fair values at acquisition (in millions):

Property, plant and equipment	$15.2
Goodwill	172.2
Other intangible assets	182.9
Long-term liabilities	(0.9)
Deferred income taxes	(38.4)
Net working capital and other(1)	45.2

Total cash paid	$376.2

(1)	Includes $19.0 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the 2018 acquisitions as follows: FMH’s products and solutions further broaden the Company’s differentiated product offerings in the aerospace and defense markets. SoundCom expands Rauland’s presence in the healthcare and education markets in the Midwest while providing customers with expanded value-added solutions and services. Motec’s vision systems complement the Company’s existing instrumentation businesses by expanding its portfolio of solutions to its customers. The Company expects approximately $75 million of the goodwill recorded relating to the 2018 acquisitions will be tax deductible in future years.

At September 30, 2018, the purchase price allocated to other intangible assets of $182.9 million consists of $31.9 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $151.0 million of other intangible assets consists of $116.5 million of customer relationships, which are being amortized over a period of 18 to 20 years, and $34.5 million of purchased technology, which is being amortized over a period of ten to 18 years. Amortization expense for each of the next five years for the 2018 acquisitions is expected to approximate $9 million per year.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2018 acquisitions including inventory, property, plant and equipment, goodwill, trade names, customer relationships and purchased technology and the accounting for income taxes.

The 2018 acquisitions had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2018. Had the 2018 acquisitions been made at the beginning of 2018 or 2017, unaudited pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, respectively, would not have been materially different than the amounts reported.

In February 2017, the Company acquired Rauland. The Rauland acquisition included a potential $30 million contingent payment due upon Rauland achieving a certain cumulative revenue target over the period October 1, 2016 to September 30, 2018. At the acquisition date, the estimated fair value of the contingent payment liability was $25.5 million, which was based on a probabilistic approach using level 3 inputs. At September 30, 2018, Rauland achieved the target. At June 30, 2018, the estimated fair value of the contingent payment liability was increased to $30.0 million. The $30.0 million contingent payment is expected to be made in the fourth quarter of 2018.

Acquisitions Subsequent to September 30, 2018

In October 2018, the Company acquired Telular Corporation and Forza Silicon Corporation (“Forza”) for approximately $565 million in cash. Telular has annual sales of approximately $165 million. Telular is a leading provider of communication solutions for logistics management, tank monitoring and security applications. Forza has annual sales of approximately $20 million. Forza is a leader in the design and production of high-performance imaging sensors used in medical, defense and industrial applications. Telular and Forza will join EIG.

10. Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2017	$2,077.0	$1,038.6	$3,115.6
Goodwill acquired	62.4	109.8	172.2
Purchase price allocation adjustments and other	(1.6)	—	(1.6)
Foreign currency translation adjustments	(11.0)	(11.5)	(22.5)

Balance at September 30, 2018	$2,126.8	$1,136.9	$3,263.7

11. Income Taxes

At September 30, 2018, the Company had gross unrecognized tax benefits of $70.9 million, of which $57.0 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2017	$60.3
Additions for tax positions	26.7
Reductions for tax positions	(16.1)

Balance at September 30, 2018	$70.9

Additions for tax positions were primarily driven by a change in measurement of a prior year tax position stemming from the planned implementation of prospective tax planning. Reductions for tax positions were primarily driven by the final closure of the 2014 tax year with no examination. See effective tax rate discussion below for further details.

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2018 and 2017 were not significant.

The effective tax rate for the three months ended September 30, 2018 was 21.9%, compared with 24.9% for the three months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 22.3%, compared with 26.1% for the nine months ended September 30, 2017. The three and nine months ended September 30, 2018 effective tax rates primarily reflect the impact of the recently enacted U.S. Tax Cuts and Jobs Act (the “Tax Act”) including the reduction of the U.S. corporate income tax rate and the current impact of the global intangible low-taxed income (“GILTI”) and the foreign-derived intangible income (“FDII”) provisions, as well as a $16.0 million net tax expense for a change in measurement of a prior year uncertain tax position stemming from the planned implementation of prospective tax planning. The third quarter of 2018 and 2017 effective tax rates also reflect the release of uncertain tax position liabilities primarily relating to statute expirations for U.S. Federal and State jurisdictions totaling $11.4 million and $8.1 million, respectively.

In the fourth quarter of 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes related to the impact of the Tax Act. The $91.6 million net benefit consisted of a $185.8 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate and $94.2 million expense mostly relating to the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company as discussed further below.

Although the $91.6 million net benefit represents what the Company believes is a reasonable estimate of the impact of the income tax effects of the Tax Act on the Company’s consolidated financial statements as of December 31, 2017, it should be considered provisional. As of September 30, 2018, the Company has not materially changed its estimate of the December 31, 2017 impact of the income tax effects of the Tax Act. As additional guidance from the U.S. Department of Treasury is provided, the Company may need to adjust the provisional amounts after it finalizes the 2017 U.S. tax return and is able to conclude whether any further adjustments are required to its U.S. portion of net deferred tax liability of $390.4 million as of December 31, 2017, as well as to the liability associated with the one-time mandatory tax. The currently recorded amounts include a variety of estimates of taxable earnings and profits, estimated taxable foreign cash balances, differences between U.S. GAAP and U.S. tax principles and interpretations of many aspects of the Tax Act that may, if changed, impact the final amounts. Any adjustments to these provisional amounts will be reported as a component of Provision for income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018. As of September 30, 2018, the Company is still evaluating the potential future impact of GILTI and has not provided any provisional deferred tax liability for it. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in the U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes. Due to the ongoing evaluation, the Company has not yet made the accounting policy decision as of September 30, 2018.

12. Debt

In the third quarter of 2018, the Company paid in full, at maturity, $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes.

In October 2018, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $850 million revolving credit facility, which was due to expire in March 2021. The Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $1.5 billion with a final maturity date in October 2023. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $500 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The Credit Agreement places certain restrictions on allowable additional indebtedness. At October 31, 2018, the Company had available borrowing capacity of $1.7 billion under its revolving credit facility, including the $500 million accordion feature.

13. Share-Based Compensation

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

Total share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Stock option expense	$2,924	$2,482	$8,467	$7,449
Restricted stock expense	3,738	3,094	10,586	12,240
PRSU expense	483	—	1,047	—

Total pre-tax expense	$7,145	$5,576	$20,100	$19,689

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

The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
Expected volatility	17.3%	18.0%
Expected term (years)	5.0	5.0
Risk-free interest rate	2.81%	1.94%
Expected dividend yield	0.76%	0.60%
Black-Scholes-Merton fair value per stock option granted	$14.12	$11.05

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

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2017	5,583	$48.99
Granted	885	73.45
Exercised	(665)	42.21
Forfeited	(119)	56.17

Outstanding at September 30, 2018	5,684	$53.44	4.5	$146.0

Exercisable at September 30, 2018	3,168	$47.17	2.9	$101.2

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2018 was $23.0 million. The total fair value of stock options vested during the nine months ended September 30, 2018 was $10.1 million. As of September 30, 2018, there was approximately $23 million of expected future pre-tax compensation expense related to the 2.5 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

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

The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2017	932	$53.53
Granted	232	73.64
Vested	(214)	52.75
Forfeited	(49)	55.05

Nonvested restricted stock outstanding at September 30, 2018	901	$58.86

The total fair value of restricted stock vested during the nine months ended September 30, 2018 was $11.3 million. As of September 30, 2018, there was approximately $32 million of expected future pre-tax compensation expense related to the 0.9 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

14. Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Defined benefit plans:
Service cost	$1,766	$1,919	$5,373	$5,657
Interest cost	6,311	6,904	19,214	20,566
Expected return on plan assets	(14,734)	(13,343)	(44,581)	(39,884)
Amortization of net actuarial loss and other	2,952	3,512	8,856	10,536

Pension income	(3,705)	(1,008)	(11,138)	(3,125)

Other plans:
Defined contribution plans	6,877	5,830	22,220	18,788
Foreign plans and other	1,505	1,435	4,688	4,323

Total other plans	8,382	7,265	26,908	23,111

Total net pension expense	$4,677	$6,257	$15,770	$19,986

For the nine months ended September 30, 2018 and 2017, contributions to the Company’s defined benefit pension plans were $2.2 million and $52.5 million, respectively. The Company’s current estimate of 2018 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2018, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at September 30, 2018 and December 31, 2017 were $27.8 million and $30.1 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2018, the Company recorded $3.0 million in reserves. Additionally, the Company spent $5.2 million on environmental matters and the reserve decreased $0.1 million due to foreign currency translation for the nine months ended September 30, 2018. The Company’s reserves for environmental liabilities at September 30, 2018 and December 31, 2017 included reserves of $10.2 million and $11.6 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At September 30, 2018, the Company had $12.1 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

16. Restructuring Charges

During the fourth quarter of 2016, the Company recorded pre-tax restructuring charges totaling $25.6 million, which had the effect of reducing net income by $17.0 million. The restructuring charges were reported in the consolidated statement of income as follows: $24.0 million in Cost of sales and $1.6 million in Selling, general and administrative expenses. The restructuring charges were reported in operating income as follows: $12.4 million in EIG, $11.6 million in EMG and $1.6 million in corporate administrative expenses. The restructuring actions primarily related to $19.3 million in severance costs for a reduction in workforce and $6.2 million of asset write-downs in response to the impact of a weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities have been broadly implemented across the Company’s various businesses with most actions expected to be completed in the first half of 2019.

During the fourth quarter of 2015, the Company recorded pre-tax restructuring charges totaling $20.7 million, which had the effect of reducing net income by $13.9 million. The restructuring charges were reported in the consolidated statement of income as follows: $20.0 million in Cost of sales and $0.7 million in Selling, general and administrative expenses. The restructuring charges were reported in operating income as follows: $9.3 million in EIG, $10.8 million in EMG and $0.7 million in corporate administrative expenses. The restructuring actions primarily related to a reduction in workforce in response to the impact of a weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities have been broadly implemented across the Company’s various businesses with all actions expected to be completed in the first half of 2019.

Accrued liabilities in the Company’s consolidated balance sheet included amounts related to the fourth quarters of 2016 and 2015 restructuring charges as follows (in millions):

	Fourth Quarter of 2016 Restructuring	Fourth Quarter of 2015 Restructuring
Balance at December 31, 2017	$12.8	$6.7
Utilization	(4.6)	(0.6)
Foreign currency translation adjustments and other	—	(0.6)

Balance at September 30, 2018	$8.2	$5.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net sales(1):
Electronic Instruments	$742,041	$671,606	$2,202,925	$1,949,038
Electromechanical	450,921	413,193	1,371,619	1,208,047

Consolidated net sales	$1,192,962	$1,084,799	$3,574,544	$3,157,085

Operating income and income before income taxes:
Segment operating income(2):
Electronic Instruments	$190,313	$162,988	$567,503	$482,004
Electromechanical	92,667	83,110	277,919	246,021

Total segment operating income	282,980	246,098	845,422	728,025
Corporate administrative expenses(2)	(17,714)	(16,060)	(51,902)	(50,991)

Consolidated operating income(2)	265,266	230,038	793,520	677,034
Interest expense	(19,391)	(24,709)	(61,861)	(73,777)
Other expense, net(2)	(945)	(902)	(2,684)	(4,053)

Consolidated income before income taxes	$244,930	$204,427	$728,975	$599,204

(1)

Effective January 1, 2018, the Company adopted the requirements of ASC 606 using the modified retrospective method. See Note 3 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and “Critical Accounting Policies” herein for further details.

(2)

In accordance with the retrospective adoption of ASU 2017-07, for the three and nine months ended September 30, 2017, the consolidated statement of income was restated to increase Cost of sales by $2.4 million and $7.3 million, increase Selling, general and administrative expenses by $0.4 million and $1.2 million, and decrease Other expense, net by $2.8 million and $8.5 million, respectively, for net periodic benefit income components other than service cost. For the three and nine months ended September 30, 2017, the $2.8 million and $8.5 million, respectively, of net periodic benefit income components other than service cost were originally reported in operating income as follows: $1.5 million and $4.4 million in EIG, $0.9 million and $2.9 million in EMG, and $0.4 million and $1.2 million in Corporate administrative expense, respectively. For the three and nine months ended September 30, 2018, Other expense, net included $5.4 million and $16.3 million, respectively, for net periodic benefit income components other than service cost. See Note 2 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For the quarter ended September 30, 2018, the Company posted strong orders, backlog, sales, operating income, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the acquisitions of Motec in June 2018, SoundCom in April 2018, FMH in January 2018 and Arizona Instrument LLC in December 2017, as well as the Company’s Operational Excellence initiatives.

For 2018, positive market trends, the Company’s strong backlog, the full year impact of the 2018 and 2017 acquisitions and continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of the Company’s 2018 results.

Results of operations for the third quarter of 2018 compared with the third quarter of 2017

Net sales for the third quarter of 2018 were $1,193.0 million, an increase of $108.2 million or 10.0%, compared with net sales of $1,084.8 million for the third quarter of 2017. The increase in net sales for the third quarter of 2018 was due to 7% organic sales growth and a 3% increase from acquisitions. Foreign currency translation was essentially flat period over period.

Total international sales for the third quarter of 2018 were $596.8 million or 50.0% of net sales, an increase of $50.6 million or 9.3%, compared with international sales of $546.2 million or 50.4% of net sales for the third quarter of 2017. The $50.6 million increase in international sales was primarily driven by organic sales growth. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Orders for the third quarter of 2018 were $1,192.0 million, an increase of $70.0 million or 6.2%, compared with $1,122.0 million for the third quarter of 2017. The increase in orders for the third quarter of 2018 was due to 5% organic order growth and a 3% increase from acquisitions, partially offset by an unfavorable 2% effect of foreign currency translation.

Segment operating income for the third quarter of 2018 was $283.0 million, an increase of $36.9 million or 15.0%, compared with segment operating income of $246.1 million for the third quarter of 2017. Segment operating income, as a percentage of net sales, increased to 23.7% for the third quarter of 2018, compared with 22.7% for the third quarter of 2017. The increase in segment operating income and segment operating margins for the third quarter of 2018 resulted primarily from the increase in net sales noted above, as well as the benefits of the Company’s Operational Excellence initiatives.

Cost of sales for the third quarter of 2018 was $783.0 million or 65.6% of net sales, an increase of $60.9 million or 8.4%, compared with $722.1 million or 66.6% of net sales for the third quarter of 2017. Cost of sales increased primarily due to the increase in net sales noted above.

Selling, general and administrative expenses for the third quarter of 2018 were $144.7 million or 12.1% of net sales, an increase of $12.1 million or 9.1%, compared with $132.6 million or 12.2% of net sales for the third quarter of 2017. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above.

Consolidated operating income was $265.3 million or 22.2% of net sales for the third quarter of 2018, an increase of $35.3 million or 15.3%, compared with $230.0 million or 21.2% of net sales for the third quarter of 2017.

Interest expense was $19.4 million for the third quarter of 2018, a decrease of $5.3 million or 21.5%, compared with $24.7 million for the third quarter of 2017. Interest expense decreased primarily due to the repayment in full, at maturity, of $270 million in aggregate principal amount of 6.20% private placement senior notes in the fourth quarter of 2017, $80 million in aggregate principal amount of 6.35% private placement senior notes in the third quarter of 2018 and $160 million in aggregate principal amount of 7.08% private placement senior notes in the third quarter of 2018.

The effective tax rate for the third quarter of 2018 was 21.9%, compared with 24.9% for the third quarter of 2017. The third quarter of 2018 effective tax rate primarily reflects the impact of the recently enacted Tax Act including the reduction of the U.S. corporate income tax rate and the current impact of GILTI and FDII provisions, as well as a $16.0 million net tax expense for a change in measurement of a prior year uncertain tax position stemming from the planned implementation of prospective tax planning. The third quarter of 2018 and 2017 effective tax rates also reflect the release of uncertain tax position liabilities primarily relating to statute expirations for U.S. Federal and State jurisdictions totaling $11.4 million and $8.1 million, respectively. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net income for the third quarter of 2018 was $191.2 million, an increase of $37.7 million or 24.6%, compared with $153.5 million for the third quarter of 2017.

Diluted earnings per share for the third quarter of 2018 were $0.82, an increase of $0.16 or 24.2%, compared with $0.66 per diluted share for the third quarter of 2017.

Segment Results

EIG’s net sales totaled $742.0 million for the third quarter of 2018, an increase of $70.4 million or 10.5%, compared with $671.6 million for the third quarter of 2017. The net sales increase was due to 7% organic sales growth, and a 4% increase from the 2018 acquisitions of Motec and SoundCom and the 2017 acquisition of Arizona Instrument. Foreign currency translation was essentially flat period over period.

EIG’s operating income was $190.3 million for the third quarter of 2018, an increase of $27.3 million or 16.7%, compared with $163.0 million for the third quarter of 2017. EIG’s operating margins were 25.6% of net sales for the third quarter of 2018, compared with 24.3% of net sales for the third quarter of 2017. The increase in EIG’s operating income and operating margins for the third quarter of 2018 was primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.

EMG’s net sales totaled $450.9 million for the third quarter of 2018, an increase of $37.7 million or 9.1%, compared with $413.2 million for the third quarter of 2017. The net sales increase was due to 7% organic sales growth and a 2% increase from the 2018 acquisition of FMH. Foreign currency translation was essentially flat period over period.

EMG’s operating income was $92.7 million for the third quarter of 2018, an increase of $9.6 million or 11.6%, compared with $83.1 million for the third quarter of 2017. EMG’s operating margins were 20.6% of net sales for the third quarter of 2018, compared with 20.1% of net sales for the third quarter of 2017. The increase in EMG’s operating income and operating margins for the third quarter of 2018 was primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.

Results of operations for the first nine months of 2018 compared with the first nine months of 2017

Net sales for the first nine months of 2018 were $3,574.5 million, an increase of $417.4 million or 13.2%, compared with net sales of $3,157.1 million for the first nine months of 2017. The increase in net sales for the first nine months of 2018 was due to 8% organic sales growth, a 4% increase from acquisitions and favorable 1% effect of foreign currency translation.

Total international sales for the first nine months of 2018 were $1,818.9 million or 50.9% of net sales, an increase of $203.8 million or 12.6%, compared with international sales of $1,615.1 million or 51.2% of net sales for the first nine months of 2017. The $203.8 million increase in international sales was primarily driven by organic sales growth. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Orders for the first nine months of 2018 were $3,767.7 million, an increase of $388.0 million or 11.5%, compared with $3,379.7 million for the first nine months of 2017. The increase in orders for the first nine months of 2018 was due to 7% organic order growth and a 5% increase from acquisitions. Foreign currency translation was essentially flat period over period. As a result, the Company’s backlog of unfilled orders at September 30, 2018 was $1,589.3 million, an increase of $193.2 million or 13.8%, compared with $1,396.1 million at December 31, 2017.

Segment operating income for the first nine months of 2018 was $845.4 million, an increase of $117.4 million or 16.1%, compared with segment operating income of $728.0 million for the first nine months of 2017. Segment operating income, as a percentage of net sales, increased to 23.7% for the first nine months of 2018, compared with 23.1% for the first nine months of 2017. The increase in segment operating income and segment operating margins for the first nine months of 2018 resulted primarily from the increase in net sales noted above, as well as the benefits of the Company’s Operational Excellence initiatives.

Cost of sales for the first nine months of 2018 was $2,351.0 million or 65.8% of net sales, an increase of $259.3 million or 12.4%, compared with $2,091.7 million or 66.3% of net sales for the first nine months of 2017. Cost of sales increased primarily due to the increase in net sales noted above.

Selling, general and administrative expenses for the first nine months of 2018 were $430.0 million or 12.0% of net sales, an increase of $41.7 million or 10.7%, compared with $388.3 million or 12.3% of net sales for the first nine months of 2017. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above. The nine months ended September 30, 2017 includes a second quarter of 2017 $2.5 million pre-tax charge in corporate administrative expenses related to the accelerated vesting of restricted stock grants in association with the retirement of the Company’s Executive Chairman of the Board of Directors.

Consolidated operating income was $793.5 million or 22.2% of net sales for the first nine months of 2018, an increase of $116.5 million or 17.2%, compared with $677.0 million or 21.4% of net sales for the first nine months of 2017.

Interest expense was $61.9 million for the first nine months of 2018, a decrease of $11.9 million or 16.1%, compared with $73.8 million for the first nine months of 2017. Interest expense decreased primarily due to the repayment in full, at maturity, of $270 million in aggregate principal amount of 6.20% private placement senior notes in the fourth quarter of 2017, $80 million in aggregate principal amount of 6.35% private placement senior notes in the third quarter of 2018 and $160 million in aggregate principal amount of 7.08% private placement senior notes in the third quarter of 2018.

The effective tax rate for the first nine months of 2018 was 22.3%, compared with 26.1% for the first nine months of 2017. The first nine months of 2018 effective tax rate primarily reflects the impact of the recently enacted Tax Act including the reduction of the U.S. corporate income tax rate and the current impact of GILTI and FDII provisions, as well as a $16.0 million net tax expense for a change in measurement of a prior year uncertain tax position stemming from the planned implementation of prospective tax planning. The third quarter of 2018 and 2017 effective tax rates also reflect the release of uncertain tax position liabilities primarily relating to statute expirations for U.S. Federal and State jurisdictions totaling $11.4 million and $8.1 million, respectively. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net income for the first nine months of 2018 was $566.4 million, an increase of $123.5 million or 27.9%, compared with $442.9 million for the first nine months of 2017.

Diluted earnings per share for the first nine months of 2018 were $2.43, an increase of $0.52 or 27.2%, compared with $1.91 per diluted share for the first nine months of 2017.

Segment Results

EIG’s net sales totaled $2,202.9 million for the first nine months of 2018, an increase of $253.9 million or 13.0%, compared with $1,949.0 million for the first nine months of 2017. The net sales increase was due to 7% organic sales growth, a 5% increase from the 2018 acquisitions of Motec and SoundCom, the 2017 acquisitions of Arizona Instrument, MOCON and Rauland, and favorable 1% effect of foreign currency translation.

EIG’s operating income was $567.5 million for the first nine months of 2018, an increase of $85.5 million or 17.7%, compared with $482.0 million for the first nine months of 2017. EIG’s operating margins were 25.8% of net sales for the first nine months of 2018, compared with 24.7% of net sales for the first nine months of 2017. The increase in EIG’s operating income and operating margins for the first nine months of 2018 was primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.

EMG’s net sales totaled $1,371.6 million for the first nine months of 2018, an increase of $163.6 million or 13.5%, compared with $1,208.0 million for the first nine months of 2017. The net sales increase was due to 9% organic sales growth, a 3% increase from the 2018 acquisition of FMH and favorable 2% effect of foreign currency translation.

EMG’s operating income was $277.9 million for the first nine months of 2018, an increase of $31.9 million or 13.0%, compared with $246.0 million for the first nine months of 2017. The increase in EMG’s operating income for the first nine months of 2018 was primarily due to the increase in net sales noted above. EMG’s operating margins were 20.3% of net sales for the first nine months of 2018, compared with 20.4% of net sales for the first nine months of 2017.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $629.4 million for the first nine months of 2018, an increase of $49.0 million or 8.4%, compared with $580.4 million for the first nine months of 2017. The increase in cash provided by operating activities for the first nine months of 2018 was primarily due to higher net income and a $50.3 million decrease in defined benefit pension plan contributions, driven by a discretionary $50.1 million contribution to the Company’s defined benefit pension plans in the first quarter of 2017, partially offset by higher overall operating working capital levels.

Free cash flow (cash flow provided by operating activities less capital expenditures) was $581.9 million for the first nine months of 2018, compared with $534.8 million for the first nine months of 2017. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $935.5 million for the first nine months of 2018, compared with $802.6 million for the first nine months of 2017. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $424.3 million for the first nine months of 2018, compared with $562.4 million for the first nine months of 2017. For the first nine months of 2018, the Company paid $376.2 million, net of cash acquired, to acquire Motec in June 2018, SoundCom in April 2018 and FMH in January 2018. For the first nine months of 2017, the Company paid $518.6 million, net of cash acquired, to acquire MOCON in June 2017 and Rauland in February 2017. Additions to property, plant and equipment totaled $47.5 million for the first nine months of 2018, compared with $45.6 million for the first nine months of 2017.

Cash used for financing activities totaled $317.2 million for the first nine months of 2018, compared with $43.0 million for the first nine months of 2017. At September 30, 2018, total debt, net was $1,901.3 million, compared with $2,174.3 million at December 31, 2017. For the first nine months of 2018, the net change in short-term borrowings was not significant, compared with a $9.6 million decrease in short-term borrowings for the first nine months of 2017. In the third quarter of 2018, the Company paid in full, at maturity, $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes. At September 30, 2018, the Company had available borrowing capacity of $1.1 billion under its revolving credit facility, including the $300 million accordion feature. See “Subsequent Events” below for further details regarding the revolving credit facility.

In the fourth quarter of 2018, $65 million of 7.18% senior notes will mature and become payable. The debt-to-capital ratio was 29.6% at September 30, 2018, compared with 35.1% at December 31, 2017. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 23.5% at September 30, 2018, compared with 27.5% at December 31, 2017. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

Additional financing activities for the first nine months of 2018 included cash dividends paid of $97.0 million, compared with $62.0 million for the first nine months of 2017. Effective February 1, 2018, the Company’s Board of Directors approved a 56% increase in the quarterly cash dividend on the Company’s common stock to $0.14 per common share from $0.09 per common share.

As a result of all of the Company’s cash flow activities for the first nine months of 2018, cash and cash equivalents at September 30, 2018 totaled $518.7 million, compared with $646.3 million at December 31, 2017. At September 30, 2018, the Company had $470.5 million in cash outside the United States, compared with $569.4 million at December 31, 2017. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. In June 2018, the Company acquired Motec for approximately $93 million utilizing cash outside the United States. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

Subsequent Events

In October 2018, the Company acquired Telular and Forza for approximately $565 million in cash using available cash and borrowings under the Company’s revolving credit facility.

In October 2018, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $850 million revolving credit facility, which was due to expire in March 2021. The Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $1.5 billion with a final maturity date in October 2023. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $500 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. Interest rates on outstanding borrowings under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its acquisition strategy. At October 31, 2018, the Company had available borrowing capacity of $1.7 billion under its revolving credit facility, including the $500 million accordion feature.

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

Revenue Recognition. The majority of the Company’s revenues on product sales are recognized at a point in time when the customer obtains control of the product. The transfer in control of the product to the customer is typically evidenced by one or more of the following: the customer having legal title to the product, the Company’s present right to payment, the customer’s physical possession of the product, the customer accepting the product, or the customer has the benefits of ownership or risk of loss. Legal title transfers to the customer in accordance with the delivery terms of the order, usually upon shipment, which is the point that control transfers. For a small percentage of sales where title and risk of loss transfers at the point of delivery, the Company recognizes revenue upon delivery to the customer, which is the point that control transfers, assuming all other criteria for revenue recognition are met.

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

Performance obligations also include post-delivery service, installation and training. Post-delivery service revenues are recognized over the contract term. Installation and training revenues are recognized over the period the service is provided. Warranty terms in customer contracts can also be considered separate performance obligations if the warranty provides services beyond assurance that a product complies with agreed-upon specification or if a warranty can be purchased separately. The Company does not incur significant obligations for customer returns and refunds.

Payment terms generally begin upon shipment of the product. The Company does have contracts with multiple billing terms that are all due within one year from when the product is delivered. No significant financing component exists. Payment terms are generally 30-60 days from the time of shipment or customer acceptance, but terms can be shorter or longer. For customer contracts that have revenue recognized over time, revenue is generally recognized prior to a payment being due from the customer. In such cases, the Company recognizes a contract asset at the time the revenue is recognized. When payment becomes due based on the contract terms, the Company reduces the contract asset and records a receivable. In contracts with billing milestones or in other instances with a long production cycle or concerns about credit, customer advance payments are received. The Company may receive a payment in excess of revenue recognized to that date. In these circumstances, a contract liability is recorded.

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

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2018. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2018 to July 31, 2018	93	$72.71	93	$364,714,150
August 1, 2018 to August 31, 2018	276	76.19	276	364,693,122
September 1, 2018 to September 30, 2018	—	—	—	364,693,122

Total	369	75.31	369

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)

Consists of the number of shares purchased pursuant to the Company’s Board of Directors $400 million authorization for the repurchase of its common stock announced in November 2016. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	AMETEK, Inc. Director’s Deferred Compensation Plan, amended and restated as of October 1, 2018.

10.2*	AMETEK, Inc. Retirement and Savings Plan, amended and restated as of September 4, 2018.

10.3*	AMETEK, Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2018.

10.4*	Amended and Restated Credit Agreement as of September 22, 2011, as amended and restated as of March 10, 2016, and as further amended and restated as of October 30, 2018, among AMETEK, Inc., the Foreign Subsidiary Borrowers Party Hereto, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., PNC Bank, National Association, SunTrust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents, and U.S. Bank National Association, Mizuho Bank (USA), BNP Paribas, National Westminster Bank Plc and Commerzbank AG, New York Branch, as Co-Documentation Agents.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc. (Registrant)

By:	/s/ THOMAS M. MONTGOMERY
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)

November 2, 2018