Form 10-K
period 2018-12-31
AMETEK INC/
filed 2019-02-21
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16.7 billion as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2019 was 227,131,830.

Documents Incorporated by Reference

Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 9, 2019.

AMETEK, Inc.

2018 Form 10-K Annual Report

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

Website Access to Information

AMETEK’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com in the “Investors – Financial Information” section as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. AMETEK has posted free of charge on the investor information portion of its website its corporate governance guidelines, Board committee charters and codes of ethics. Those documents also are available in published form free of charge to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 1100 Cassatt Road, Berwyn, Pennsylvania, 19312.

Products and Services

AMETEK’s products are marketed and sold worldwide through two operating groups: Electronic Instruments (“EIG”) and Electromechanical (“EMG”). Electronic Instruments is a leader in the design and manufacture of advanced instruments for the process, power and industrial, and aerospace markets. Electromechanical is a differentiated supplier of precision motion control solutions, thermal management systems, specialty metals and electrical interconnects. Its end markets include aerospace and defense, medical, automation and other industrial markets.

Competitive Strengths

Management believes AMETEK has significant competitive advantages that help strengthen and sustain its market positions. Those advantages include:

Significant Market Share.    AMETEK maintains significant market share in a number of targeted niche markets through its ability to produce and deliver high-quality products at competitive prices. EIG has significant market positions in niche segments of the process, power and industrial, and aerospace markets. EMG holds significant positions in niche segments of the aerospace and defense, automation and medical markets.

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

Efficient and Low-Cost Manufacturing Operations.    Through its Operational Excellence initiatives, AMETEK has established a lean manufacturing platform for its businesses. In its effort to achieve best-cost manufacturing, AMETEK had plants, as of December 31, 2018, in Brazil, China, the Czech Republic, Malaysia, Mexico, and Serbia. These plants offer proximity to customers and provide opportunities for increasing international sales. Acquisitions also have allowed AMETEK to reduce costs and achieve operating synergies by consolidating operations, product lines and distribution channels, benefitting both of AMETEK’s operating groups.

Experienced Management Team.    Another component of AMETEK’s success is the strength of its management team and that team’s commitment to improving Company performance. AMETEK senior management has extensive industry experience and an average of approximately 26 years of AMETEK service. The management team is focused on achieving results, building stockholder value and continually growing AMETEK. Individual performance is tied to financial results through Company-established stock ownership guidelines and equity incentive programs.

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

Strategic Acquisitions.    Acquisitions are a key to achieving the goals of AMETEK’s Corporate Growth Plan. Since the beginning of 2014 through December 31, 2018, AMETEK has completed 21 acquisitions with annualized sales totaling more than $1.2 billion, including six acquisitions in 2018 (see “Recent Acquisitions”). AMETEK targets companies that offer the right strategic, technical and cultural fit. It seeks to acquire businesses in adjacent markets with complementary products and technologies. It also looks for businesses that provide attractive growth opportunities, often in new and emerging markets. Through these and prior acquisitions, AMETEK’s management team has developed considerable skill in identifying, acquiring and integrating new businesses. As it has executed its acquisition strategy, AMETEK’s mix of businesses has shifted toward those that are more highly differentiated and, therefore, offer better opportunities for growth and profitability.

Global & Market Expansion.    AMETEK has experienced strong growth outside the United States, reflecting an expanding international customer base, investments in its global infrastructure and the attractive growth potential of its businesses in overseas markets. While Europe remains its largest overseas market, AMETEK has pursued growth opportunities worldwide, especially in key emerging markets. It has grown sales in Latin America and Asia by strategically building, acquiring and expanding manufacturing facilities. AMETEK also has expanded its sales and service capabilities in China and enhanced its sales presence and engineering capabilities in India. Elsewhere in Asia and the Middle East, it has expanded sales, service and technical support. Recently acquired businesses have further added to AMETEK’s international presence.

New Products.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has maintained a consistent investment in new product development and engineering. In 2018, AMETEK added to its highly differentiated product portfolio with a range of new products across many of its businesses. They included:

•	Vision Research launched several new cameras, including the Phantom® v2610 and v1840 ultrahigh-speed camera and the SS990, S200 and S210 cameras for machine vision applications

•	Taylor Hobson’s new Form Talysurf® PGI NOVUS is the most-advanced system available for 3D nanometric surface, contour, and dimension measurement

•	The new Series 9200 PetroAlert gas analyzer from MOCON, a leader in gas testing and analysis, is a rugged, compact, highly versatile instrument used to monitor gas wells and drilling sites

•	TMC introduced its latest breakthrough for laboratory workstations—the CleanBench Aktiv™ with Everstill™ active vibration cancellation technology

•	Reichert Technologies now offers the most-advanced and easiest-to-use tonometer—the new Tono-PEN AVIA, for more reliable and accurate vision diagnosis and treatment

•	Creaform’s CUBE-R coordinate measurement machine is an automated, fully integrated inspection tool used by the automotive and other industries for parts analysis and quality control

•	AMETEK Powervar launched its 3400 Series uninterruptible power supply system for power-critical applications such as data centers and medical imaging

•	Zygo Corporation introduced its next-generation optical and non-contact profilers, Nexview NX2, NewView 9000, and ZeGage Pro and Pro HD, that perform highly precise surface measurement

•	AMETEK Land, a leader in infrared, non-contact temperature measurement, has developed an innovative new pyrometer designed specifically for the steel and metal foundry industry

•	New Windjammer® PRO Series from AMETEK Dynamic Fluid Solutions are the most powerful air-moving blowers for high-flow applications

•	CAMECA introduced the first electron probe microanalyzer with a touch-screen interface with the launch of its SXFive-TACTIS high-end microanalytical instrument

•	ORTEC® Products Group released the DSPEC-50A and DSPEC 502A advanced digital spectrometers for high-resolution gamma spectroscopy applications

•	SPECTRO Analytical Instruments added a new, more rugged SPECTRO GENESIS to its line of inductively coupled, optical emission spectrometers for industrial and environmental lab analyses

•	New AC Secondary Power Distribution Units from AMETEK PDS give air framers a lightweight, configurable, low-noise option for aircraft power distribution, control and protection

•	AMETEK Programmable Power expanded its popular Asterion® power supply platform and added a touch-screen display to its Sorensen SGX Series of power supplies

2018 OVERVIEW

Operating Performance

In 2018, the Company posted record backlog, orders, sales, operating income, net income, diluted earnings per share and operating cash flow. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from recent acquisitions, as well as from the Company’s Operational Excellence initiatives. See “Results of Operations” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

In 2018, AMETEK achieved sales of $4,845.9 million, an increase of 12.7% from 2017 due to 7% organic sales growth, a 5% increase from the 2018 and 2017 acquisitions and favorable 1% effect of foreign currency translation. Diluted earnings per share for 2018 were $3.34, an increase of $0.40 or 13.6%, compared with $2.94 per diluted share in 2017.

Recent Acquisitions

AMETEK spent $1,129.3 million in cash, net of cash acquired, to acquire six businesses in 2018.

In January 2018, AMETEK acquired FMH Aerospace (“FMH”), a provider of complex, highly engineered solutions for the aerospace, defense and space industries. FMH is part of EMG.

In April 2018, AMETEK acquired SoundCom Systems (“SoundCom”), a provider of design, integration, installation and support of clinical workflow and communication systems for healthcare facilities, educational institutions and corporations. SoundCom also serves as a value-added reseller in the Midwestern United States for Rauland-Borg Corporation (“Rauland”), which is a business unit of AMETEK. SoundCom is part of EIG.

In June 2018, AMETEK acquired Motec GmbH, a provider of integrated vision systems that serve the high growth mobile machine vision market. Motec’s ruggedized vision products and integrated software solutions provide customers with improved operational efficiency and enhanced safety across a variety of critical mobile machine applications in transportation, agriculture, logistics and construction. Motec is part of EIG.

In October 2018, AMETEK acquired Forza Silicon Corporation (“Forza”), a leader in the design and production of high-performance imaging sensors used in medical, defense and industrial applications. Forza is part of EIG.

In October 2018, AMETEK acquired Telular Corporation, a provider of communication solutions for logistics management, tank monitoring and security applications. Telular is part of EIG.

In November 2018, AMETEK acquired Spectro Scientific Corporation, a provider of machine condition monitoring solutions for critical assets in high-value industrial applications. Spectro Scientific is part of EIG.

Financing

In the third quarter of 2018, the Company paid in full, at maturity, $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes.

In the fourth quarter of 2018, the Company paid in full, at maturity, $65 million in aggregate principal amount of 7.18% private placement senior notes.

In October 2018, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 (the “Credit

Agreement”). The Credit Agreement amends and restates the Company’s existing $850 million revolving credit facility, which was due to expire in March 2021. The amended Credit Agreement now consists of a five-year revolving credit facility in an aggregate principal amount of $1.5 billion with a final maturity date in October 2023. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $500 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its acquisition strategy.

In December 2018, the Company completed a private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors (the “2018 Private Placement”). There are two funding dates under the 2018 Private Placement. The first funding occurred in December 2018 for $475 million and 75 million Euros ($85.1 million). The second funding will be in January 2019 for $100 million. The proceeds from the fundings of the 2018 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility. See Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted the requirements of Financial Accounting Standards Board Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers using the modified retrospective method. Also, effective January 1, 2018, the Company retrospectively adopted ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Certain reclassifications and disclosures of prior period amounts have been made to conform to the current year presentation. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Financial Information About Reportable Segments, Foreign Operations and Export Sales

Information with respect to reportable segments and geographic areas is set forth in Note 3 and Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

AMETEK’s international sales increased 10.6% to $2,448.5 million in 2018. International sales represented 50.5% of consolidated net sales in 2018 compared with 51.5% in 2017. The increase in international sales was primarily driven by organic sales growth.

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

In 2018, 52% of EIG’s net sales were to customers outside the United States. At December 31, 2018, EIG employed approximately 10,100 people, of whom approximately 1,000 were covered by collective bargaining agreements. At December 31, 2018, EIG had 93 operating facilities: 59 in the United States: nine in the United Kingdom; eight in Germany; three each in Canada and China; two each in Denmark, Finland, France and Switzerland; and one each in Argentina, Austria and Mexico. EIG also shares operating facilities with EMG in Brazil, China and Mexico.

Process and Analytical Instrumentation Markets and Products

Process and analytical instrumentation sales represented 70% of EIG’s 2018 net sales. These businesses include process analyzers, emission monitors and spectrometers; elemental and surface analysis instruments; level, pressure and temperature sensors and transmitters; radiation measurement devices; level measurement devices; precision manufacturing systems; materials- and force-testing instruments; contact and non-contact metrology products; and clinical and educational communication solutions. Among the industries it serves are oil, gas and petrochemical refining; power generation; pharmaceutical manufacturing; medical and healthcare; water and waste treatment; natural gas distribution; and semiconductor manufacturing. Its instruments are used for precision measurement in a number of applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultraprecise manufacturing, and test and measurement.

Acquired in November 2018, Spectro Scientific is a provider of machine condition monitoring solutions for critical assets in high-value industrial applications. Spectro Scientific’s differentiated solutions serve an increasing need for predictive maintenance in a broad and growing set of end markets, including military and defense, process, power generation and transportation. Spectro Scientific expands the Company’s strategy to integrate instrumentation data with cloud-based software and analytics.

Acquired in October 2018, Telular is a provider of communication solutions for logistics management, tank monitoring and security applications. Telular’s end-to-end solutions include purpose-built hardware, proprietary software and wireless connectivity services to enhance the efficiency and safety of critical assets. The combination of Telular’s IoT capabilities and the Company’s highly differentiated measurement technology provides additional growth opportunities for its businesses.

Acquired in October 2018, Forza is a leader in the design and production of high-performance imaging sensors used in medical, defense and industrial applications. Forza provides the Vision Research business with custom sensor design and production capability, allowing for accelerated development of next-generation sensor technology for use across the Company’s market-leading, high-speed cameras.

Acquired in April 2018, SoundCom is a provider of design, integration, installation and support of clinical workflow and communication systems for healthcare facilities, educational institutions and corporations. SoundCom expands Rauland’s presence in the healthcare and education markets in the Midwest while providing customers with expanded value-added solutions and services.

Acquired in June 2017, MOCON, Inc. is a leading provider of detectors, instruments, systems and consulting services to research laboratories, production facilities, and quality control and safety departments in the medical, pharmaceutical, food and beverage, packaging, environmental, oil and gas and other industries worldwide. MOCON’s products and technologies complement the Company’s existing gas analysis instrumentation business and provide it with opportunities to expand into the growing food and pharmaceutical package testing market.

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

Aerospace and Power Instrumentation Markets and Products

Aerospace and Power Instrumentation sales represented 30% of EIG’s 2018 net sales. These businesses produce a wide array of instrumentation, systems and sensors for applications in the aerospace, power and industrial markets.

These businesses produce power monitoring and metering instruments, uninterruptible power supply systems and programmable power supplies used in a wide range of industrial settings. It is a leader in the design and manufacture of power measurement, quality monitoring and event recorders for use in power generation, transmission and distribution. It provides uninterruptible power supply systems, multifunction electric meters, annunciators, alarm monitoring systems and highly specialized communications equipment for smart grid applications. It also offers precision power supplies and power conditioning products, and electrical immunity and EMC test equipment, sensors for gas turbines, dashboard instruments for heavy trucks and other vehicles, and instrumentation and controls for the food and beverage industries.

AMETEK’s aerospace products are designed to customer specifications and manufactured to stringent operational and reliability requirements. These products include airborne data systems, turbine engine temperature measurement products, vibration-monitoring systems, cockpit instruments and displays, fuel and fluid measurement products, and sensors and switches. AMETEK serves all segments of the commercial and military aerospace market, including commercial airliners, business jets, regional aircraft and helicopters.

AMETEK operates in highly specialized aerospace market segments in which it has proven technological or manufacturing advantages versus its competition. Among its more significant competitive advantages is its 70-year-plus reputation as an established aerospace supplier. It has long-standing relationships with the world’s leading commercial and military aircraft, jet engine and original equipment manufacturers and aerospace system integrators. AMETEK also is a leading provider of spare part sales, repairs and overhaul services to commercial aerospace.

Acquired in June 2018, Motec is a provider of integrated vision systems serving the high-growth mobile machine vision market. Motec’s ruggedized vision products and integrated software solutions provide customers with improved operational efficiency and enhanced safety across a variety of critical mobile machine applications in transportation, agriculture, logistics and construction which complement the Company’s existing instrumentation businesses by expanding its portfolio of solutions to its customers.

Acquired in December 2017, Arizona Instrument is a provider of differentiated, high-precision moisture and gas measurement instruments for use in the food, pharmaceutical and environmental markets. Arizona Instrument complements the Company’s existing Brookfield Engineering Laboratories (“Brookfield”) viscosity measurement business. Its high-quality products support its customers’ increasingly complex production processes and more stringent environmental and safety standards.

Customers

EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 6% of EIG’s 2018 net sales were made to its five largest customers.

EMG

EMG is a differentiated supplier of automation solutions, thermal management systems, specialty metals and electrical interconnects. EMG is a leader in many of the niche markets in which it competes. Products supplied to these markets include its advanced precision motion control products, which are used in a wide range of automation applications across the medical, semiconductor, aerospace, defense, and food and beverage industries, as well as its highly engineered electrical connectors and electronics packaging used in aerospace and defense, medical, and industrial applications.

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

In 2018, 48% of EMG’s net sales were to customers outside the United States. At December 31, 2018, EMG employed approximately 7,800 people, of whom approximately 1,700 were covered by collective bargaining agreements. At December 31, 2018, EMG had 66 operating facilities: 38 in the United States; 10 in the United Kingdom; three each in China and Germany; two each in France, Italy, Mexico and Serbia; and one each in Brazil, the Czech Republic, Malaysia and Taiwan.

Automation and Engineered Solutions Markets and Products

Automation and Engineered Solution sales represented 75% of EMG’s 2018 net sales. These businesses produce precision motion control solutions, brushless motors, blowers and pumps, heat exchangers and other electromechanical systems. These products are used in a wide variety of automation applications, semiconductor equipment, computer equipment, medical equipment and power industries among others. Additionally, these businesses produce specialty motors which are used in a wide range of products, such as household, commercial and personal care appliances, fitness equipment, food and beverage machines, lawn and garden equipment, material handling equipment, hydraulic pumps and industrial blowers.

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

Aerospace Markets and Products

Aerospace sales represented 25% of EMG’s 2018 net sales. These businesses produce motor-blower systems and heat exchangers used in thermal management and other applications on a variety of military and commercial aircraft and military ground vehicles. In addition, these businesses provide the commercial and military aerospace industry with third-party MRO services on a global basis with facilities in the United States, Europe and Asia.

Acquired in January 2018, FMH is a provider of complex, highly engineered solutions for the aerospace, defense and space industries. FMH’s products and solutions further broaden the Company’s differentiated product offerings in the aerospace and defense markets.

Customers

EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 10% of EMG’s 2018 net sales were made to its five largest customers.

Marketing

AMETEK’s marketing efforts generally are organized and carried out at the business unit level. EIG makes use of distributors and sales representatives to market its products along with a direct sales force for its more technically sophisticated products. Within aerospace, the specialized customer base of aircraft and jet engine manufacturers is served primarily by direct sales engineers. Given the technical nature of its many products, as well as its significant worldwide market share, EMG conducts much of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors, both in the United States and in other countries.

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

Backlog and Seasonal Variations of Business

AMETEK’s backlog of unfilled orders by reportable segment was as follows at December 31:

	2018	2017	2016
	(In millions)

Electronic Instruments	$765.5	$718.1	$587.0

Electromechanical	836.6	678.0	569.5

Total	$1,602.1	$1,396.1	$1,156.5

Of the total backlog of unfilled orders at December 31, 2018, approximately 88% is expected to be shipped by December 31, 2019. The Company believes that neither its business as a whole, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.

Research, Development and Engineering

AMETEK is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products and solutions. Research, development and engineering costs before customer reimbursement were $230.2 million in 2018, $221.2 million in 2017 and $200.8 million in 2016, respectively. Customer reimbursements in 2018, 2017 and 2016 were $5.2 million, $5.4 million and $7.2 million, respectively. These amounts included research and development expenses of $141.0 million, $130.4 million and $112.0 million in 2018, 2017 and 2016, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.

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

Employees

At December 31, 2018, AMETEK employed approximately 18,200 people at its EIG, EMG and corporate operations, of whom approximately 2,700 employees were covered by collective bargaining agreements. AMETEK has four collective bargaining agreements that expire in 2019, which cover fewer than 250 employees. It expects no material adverse effects from these pending labor contract negotiations.

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

Our growth depends in part on the growth of the markets which we serve. Visibility into the future performance of certain of our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial statements. A number of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses, demand depends on customers’ capital spending budgets, as well as government funding policies. Matters of public policy and government budget dynamics, as well as product and economic cycles, can affect the spending decisions of these customers. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, changes in incentive programs, new product introductions and customer inventory levels. Any of these factors could adversely affect our growth and results of operations in any given period.

Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate recent and future acquisitions.

A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2014, through December 31, 2018, we have completed 21 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategy in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:

•	Our ability to identify acceptable acquisition candidates;

•

The impact of increased competition for acquisitions, which may increase acquisition costs, affect our ability to consummate acquisitions on favorable terms, and result in us assuming a greater portion of the seller’s liabilities;

•

Successfully integrating acquired businesses, including integrating the management, technological and operational processes, procedures and controls of the acquired businesses with those of our existing operations;

•	Adequate financing for acquisitions being available on terms acceptable to us;

•	Unexpected losses of key employees, customers and suppliers of acquired businesses;

•	Mitigating assumed, contingent and unknown liabilities; and

•	Challenges in managing the increased scope, geographic diversity and complexity of our operations.

The process of integrating acquired businesses into our existing operations may result in unforeseen operating difficulties and may require additional financial resources and attention from management that would otherwise be available for the ongoing development or expansion of our existing operations. Furthermore, even if successfully integrated, the acquired business may not achieve the results we expected or produce expected benefits in the time frame planned. Failure to continue with our acquisition strategy and the successful integration of acquired businesses could have an adverse effect on our business, financial condition, results of operations and cash flows.

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

International sales for 2018 and 2017 represented 50.5% and 51.5% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. Approximately half of our international sales are of products manufactured outside the United States. As of December 31, 2018, we have manufacturing operations in 17 countries outside the United States, with significant operations in China, the Czech Republic, Germany, Mexico, Serbia and the United Kingdom. A disruption of our ability to obtain a supply of goods from these countries or a change in the cost to purchase, manufacture, or distribute these products could have an adverse effect on our sales and operations. International sales and operations are subject to the customary risks of operating in an international environment, including:

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

We believe that our future success depends, in part, on our ability to develop, on a timely basis, technologically advanced products that meet or exceed appropriate industry standards. Maintaining our existing technological advantages will require us to continue investing in research and development and sales and marketing. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary to maintain such competitive advantages or that we can recover major research and development expenses. We are not currently aware of any emerging standards or new products which could render our existing products obsolete, although there can be no assurance that this will not occur or that we will be able to develop and successfully market new products.

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

A disruption in, shortage of, or price increases for, supply of our components and raw materials may adversely impact our operations.

While we manufacture certain parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, supplier’s allocation to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. In addition, our facilities, supply chains, distribution systems, and products may be impacted by natural or man-made disruptions, including armed conflict, damaging weather or other acts of nature, pandemics or other public health crises. A shutdown of, or inability to utilize, one or more of our facilities, our supply chain, or our distribution system could significantly disrupt our operations, delay production and shipments, our relationships and reputation with customers, suppliers, employees, stockholders and others, result in lost sales, result in the misappropriation or corruption of data, or result in legal exposure and large remediation or other expenses. Furthermore, certain items, including base metals and certain steel components, are available only from a limited number of suppliers and are subject to commodity market fluctuations. Shortages in raw materials or price increases therefore could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Our operations are subject to numerous federal, state, local and foreign governmental laws and regulations. In addition, existing laws and regulations may be revised or reinterpreted and new laws and regulations, including with respect to privacy legislation and climate change, may be adopted or become applicable to us or customers for our products. For example, we are subject to federal, state and international privacy laws relating to the collection, use, retention, security and transfer of personally identifiable information. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which the Company has commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause the Company to incur substantial costs or require the Company to change its business practices. We cannot predict the form any such new laws or regulations will take or the impact any of these laws and regulations will have on our business or operations.

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

Our business and financial performance could be adversely impacted by a significant disruption in, or breach in security of, our information technology systems.

We rely on information technology systems, some of which are managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). These systems, products and services may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business, reputation and financial statements. Although we maintain cyber risk insurance, damages and claims arising from such incidents may not be covered or may exceed the amount of any insurance available.

Our goodwill and other intangible assets represent a substantial proportion of our total assets and the impairment of such substantial goodwill and intangible assets could have a negative impact on our financial condition and results of operations.

Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2018, goodwill and other intangible assets, net of accumulated amortization, totaled $6,015.8 million or 69% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2018, the Company had 159 operating facilities in 25 states and 17 foreign countries. Of these facilities, 60 are owned by the Company and 99 are leased. The properties owned by the Company consist of approximately 717 acres, of which approximately 5.3 million square feet are under roof. Under lease is a total of approximately 3.5 million square feet. The leases expire over a range of years from 2019 to 2082, with renewal options for varying terms contained in many of the leases. The Company’s executive offices in Berwyn, Pennsylvania, occupy approximately 43,000 square feet under a lease that expires in September 2023.

The Company’s machinery and equipment, plants and offices are in satisfactory operating condition and are adequate for the uses to which they are put. The operating facilities of the Company by reportable segment were as follows at December 31, 2018:

	Number of Operating Facilities		Square Feet Under Roof
	Owned	Leased	Owned	Leased

Electronic Instruments	30	63	2,229,000	2,118,000

Electromechanical	30	36	3,045,000	1,346,000

Total	60	99	5,274,000	3,464,000

Item 3.	Legal Proceedings

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

The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 31, 2019, there were approximately 1,900 holders of record of the Company’s common stock.

Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.

Under its share repurchase program, the Company repurchased approximately 5,079,000 shares of its common stock for $367.7 million in 2018 and approximately 114,000 shares of its common stock for $6.9 million in 2017.

The high and low sales prices of the Company’s common stock on the New York Stock Exchange composite tape and the quarterly dividends per share paid on the common stock were:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2018

Dividends paid per share	$0.14	$0.14	$0.14	$0.14

Common stock trading range:

High	$79.32	$77.20	$81.92	$80.32

Low	$71.16	$68.57	$70.79	$63.14

2017

Dividends paid per share	$0.09	$0.09	$0.09	$0.09

Common stock trading range:

High	$55.48	$62.89	$66.70	$73.06

Low	$48.55	$53.19	$60.50	$65.65

Issuer Purchases of Equity Securities

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

October 1, 2018 to October 31, 2018	—	$—	—	$364,693,122

November 1, 2018 to November 30, 2018	3,597,787	73.56	3,597,787	100,043,475

December 1, 2018 to December 31, 2018	1,426,020	69.42	1,426,020	1,049,618

Total	5,023,807	72.38	5,023,807

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

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

Securities Authorized for Issuance Under Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	5,628,984	$53.46	5,418,434

Equity compensation plans not approved by security holders	—	—	—

Total	5,628,984	53.46	5,418,434

Stock Performance Graph

The following graph and accompanying table compare the cumulative total stockholder return for AMETEK over the last five years ended December 31, 2018 with total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index, S&P Industrials and Russell 1000 Index. AMETEK’s stock price is a component of all three indices. The performance graph and table assume a $100 investment made on December 31, 2013 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	December 31,
	2013	2014	2015	2016	2017	2018

AMETEK, Inc.	$100.00	$100.55	$103.08	$94.18	$141.25	$132.93

Russell 1000 Index	100.00	113.24	114.28	128.05	155.82	148.37

S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33

S&P Industrials	100.00	109.83	107.04	127.23	153.99	133.53

Item 6.	Selected Financial Data

The following financial information for the five years ended December 31, 2018, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2018	2017	2016	2015	2014
	(In millions, except per share amounts)

Consolidated Operating Results (Year Ended December 31):

Net sales(1)	$4,845.9	$4,300.2	$3,840.1	$3,974.3	$4,022.0

Operating income(2)	$1,075.5	$903.6	$791.0	$907.7	$898.6
Interest expense	$82.2	$98.0	$94.3	$91.8	$79.9
Net income	$777.9	$681.5	$512.2	$590.9	$584.5

Earnings per share:

Basic	$3.37	$2.96	$2.20	$2.46	$2.39

Diluted	$3.34	$2.94	$2.19	$2.45	$2.37

Dividends declared and paid per share	$0.56	$0.36	$0.36	$0.36	$0.33

Weighted average common shares outstanding:

Basic	230.8	230.2	232.6	239.9	244.9

Diluted	232.7	231.8	233.7	241.6	247.1

Performance Measures and Other Data:

Operating income — Return on net sales(2)	22.2%	21.0%	20.6%	22.8%	22.3%

— Return on average total assets(2)	13.1%	12.1%	11.5%	13.9%	14.6%
Net income — Return on average total capital	11.9%	11.6%	9.5%	11.6%	12.3%
— Return on average stockholders’ equity	18.8%	18.7%	15.7%	18.2%	18.3%
EBITDA(3)	$1,267.7	$1,076.0	$966.0	$1,046.9	$1,022.6
Ratio of EBITDA to interest expense(3)	15.4x	11.0x	10.2x	11.4x	12.8x
Depreciation and amortization	$199.5	$183.2	$179.7	$149.5	$138.6
Capital expenditures	$82.1	$75.1	$63.3	$69.1	$71.3
Cash provided by operating activities	$925.5	$833.3	$756.8	$672.5	$726.0
Free cash flow(4)	$843.4	$758.2	$693.5	$603.4	$654.7

Consolidated Financial Position (At December 31):
Current assets(1)	$1,836.1	$1,934.7	$1,928.2	$1,618.8	$1,577.6

Current liabilities(1)	$1,258.7	$1,138.7	$924.4	$1,024.0	$934.5
Property, plant and equipment, net	$554.1	$493.3	$473.2	$484.5	$448.4
Total assets(1)	$8,662.3	$7,796.1	$7,100.7	$6,660.5	$6,415.9
Long-term debt, net	$2,273.8	$1,866.2	$2,062.6	$1,553.1	$1,424.4
Total debt, net	$2,632.7	$2,174.3	$2,341.6	$1,938.0	$1,709.0
Stockholders’ equity	$4,241.9	$4,027.6	$3,256.5	$3,254.6	$3,239.6
Stockholders’ equity per share	$18.68	$17.42	$14.20	$13.82	$13.42
Total debt as a percentage of capitalization	38.3%	35.1%	41.8%	37.3%	34.5%
Net debt as a percentage of capitalization(5)	34.9%	27.5%	33.3%	32.4%	29.1%

See Notes to Selected Financial Data on the following page.

Notes to Selected Financial Data

(1)

Effective January 1, 2018, the Company adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and modified the standard thereafter within Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method. See Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and “Critical Accounting Policies” herein for further details.

(2)

Amounts prior to 2016 do not reflect the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions)

Net income	$777.9	$681.5	$512.2	$590.9	$584.5

Add (deduct):

Interest expense	82.2	98.0	94.3	91.8	79.9

Interest income	(1.7)	(2.0)	(1.1)	(0.8)	(0.8)

Income taxes	209.8	115.3	180.9	215.5	220.4

Depreciation	85.4	82.0	74.8	68.7	63.7

Amortization	114.1	101.2	104.9	80.8	74.9

Total adjustments	489.8	394.5	453.8	456.0	438.1

EBITDA	$1,267.7	$1,076.0	$966.0	$1,046.9	$1,022.6

(4)

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions)

Cash provided by operating activities	$925.5	$833.3	$756.8	$672.5	$726.0

Deduct: Capital expenditures	(82.1)	(75.1)	(63.3)	(69.1)	(71.3)

Free cash flow	$843.4	$758.2	$693.5	$603.4	$654.7

(5)

Net debt represents total debt, net minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. (Also see note 3 above). The following table presents the reconciliation of total debt, net reported in accordance with U.S. GAAP to net debt:

	December 31,
	2018	2017	2016	2015	2014
	(In millions)

Total debt, net	$2,632.7	$2,174.3	$2,341.6	$1,938.0	$1,709.0

Less: Cash and cash equivalents	(354.0)	(646.3)	(717.3)	(381.0)	(377.6)

Net debt	2,278.7	1,528.0	1,624.3	1,557.0	1,331.4

Stockholders’ equity	4,241.9	4,027.6	3,256.5	3,254.6	3,239.6

Capitalization (net debt plus stockholders’ equity)	$6,520.6	$5,555.6	$4,880.8	$4,811.6	$4,571.0

Net debt as a percentage of capitalization	34.9%	27.5%	33.3%	32.4%	29.1%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to mitigate the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2018, the Company posted record backlog, orders, sales, operating income, net income, diluted earnings per share and operating cash flow. Positive market trends, the Company’s record backlog, contributions from recent acquisitions, and continued focus on and implementation of Operational Excellence initiatives, had a positive impact on 2018 results. The Company also benefited from its strategic initiatives under AMETEK’s four key strategies: Operational Excellence, Strategic Acquisitions, Global & Market Expansion and New Products.

Highlights of 2018 were:

•

Orders for 2018 were $5,051.8 million, an increase of $512.0 million or 11.3%, compared with $4,539.8 million in 2017. As a result, the Company’s backlog of unfilled orders at December 31, 2018 was $1,602.1 million.

•

Net sales for 2018 were $4,845.9 million, an increase of $545.7 million or 13%, compared with $4,300.2 million in 2017. The increase in net sales for 2018 was due to 7% organic sales growth, a 5% increase from the 2018 and 2017 acquisitions and favorable 1% effect of foreign currency translation.

•	Net income for 2018 was $777.9 million, an increase of $96.5 million or 14.2%, compared with $681.5 million in 2017.

•	Diluted earnings per share for 2018 were $3.34, an increase of $0.40 or 13.6%, compared with $2.94 per diluted share in 2017.

•	Cash flow provided by operating activities for 2018 was $925.5 million, an increase of $92.3 million or 11.1%, compared with $833.3 million in 2017.

•	During 2018, the Company spent $1,129.3 million in cash, net of cash acquired, to acquire six businesses:

•	In January 2018, acquired FMH Aerospace (“FMH”), a provider of complex, highly-engineered solutions for the aerospace, defense and space industries;

•

In April 2018, acquired SoundCom Systems (“SoundCom”), a provider of design, integration, installation and support of clinical workflow and communication systems for healthcare facilities, educational institutions and corporations. SoundCom also serves as a value-added reseller for Rauland-Borg Corporation (“Rauland”) in the Midwest portion of the United States;

•

In June 2018, acquired Motec GmbH, a provider of integrated vision systems serving the high growth mobile machine vision market. Motec’s ruggedized vision products and integrated software solutions provide customers with improved operational efficiency and enhanced safety across a variety of critical mobile machine applications in transportation, agriculture, logistics and construction;

•	In October 2018, acquired Forza Silicon Corporation (“Forza”), a leader in the design and production of high-performance imaging sensors used in medical, defense and industrial applications;

•	In October 2018, acquired Telular Corporation, a provider of communication solutions for logistics management, tank monitoring and security applications; and

•	In November 2018, acquired Spectro Scientific Corporation, a provider of machine condition monitoring solutions for critical assets in high-value industrial applications.

•

In the third quarter of 2018, the Company paid in full, at maturity, $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes.

•	In the fourth quarter of 2018, the Company paid in full, at maturity, $65 million in aggregate principal amount of 7.18% private placement senior notes.

•

In October 2018, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $850 million revolving credit facility, which was due to expire in March 2021. The amended Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $1.5 billion with a final maturity date in October 2023. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $500 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its acquisition strategy.

•

In December 2018, the Company completed a private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors (the “2018 Private Placement”). There are two funding dates under the 2018 Private Placement. The first funding occurred in December 2018 for $475 million and 75 million Euros ($85.1 million). The second funding will be in January 2019 for $100 million. The proceeds from the fundings of the 2018 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility. For further details, see “Liquidity and Capital Resources” herein.

•	In 2018, the Company repurchased approximately 5,079,000 shares of its common stock for $367.7 million.

•

The Company continued its emphasis on investment in research, development and engineering, spending $230.2 million in 2018 before customer reimbursement of $5.2 million. Sales from products introduced in the past three years were $1,195.2 million or 24.7% of net sales.

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Net sales(1):

Electronic Instruments	$3,028,959	$2,690,554	$2,360,285

Electromechanical	1,816,913	1,609,616	1,479,802

Consolidated net sales	$4,845,872	$4,300,170	$3,840,087

Operating income and income before income taxes:

Segment operating income(2):

Electronic Instruments	$782,144	$671,646	$571,077

Electromechanical	363,765	306,779	274,234

Total segment operating income	1,145,909	978,425	845,311

Corporate administrative expenses(2)	(70,369)	(74,805)	(54,332)

Consolidated operating income(2)	1,075,540	903,620	790,979

Interest expense	(82,180)	(98,029)	(94,304)

Other expense, net(2)	(5,615)	(8,862)	(3,572)

Consolidated income before income taxes	$987,745	$796,729	$693,103

(1)

Effective January 1, 2018, the Company adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) and modified the standard thereafter within Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method. See Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and “Critical Accounting Policies” herein for further details.

(2)

In accordance with the retrospective adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), for the years ended December 31, 2017 and 2016, the consolidated statement of income was restated to increase Cost of sales by $9.9 million and $10.3 million, increase Selling, general and administrative expenses by $1.5 million and $0.6 million, and decrease Other expense, net by $11.5 million and $10.9 million, respectively, for net periodic benefit income components other than service cost. For the years ended December 31, 2017 and 2016, the $11.5 million and $10.9 million, respectively, of net periodic benefit income components other than service cost were originally reported in operating income as follows: $5.8 million and $6.6 million in EIG, $4.1 million and $3.6 million in EMG, and $1.5 million and $0.6 million in Corporate administrative expense, respectively. For the year ended December 31, 2018, Other expense, net included $21.0 million for net periodic benefit income components other than service cost. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Results of Operations for the year ended December 31, 2018 compared with the year ended December 31, 2017

In 2018, the Company posted record backlog, orders, sales, operating income, net income, diluted earnings per share and operating cash flow. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the acquisitions completed in 2018 and the acquisitions of Arizona Instrument in December 2017, MOCON in June 2017 and Rauland in February 2017, as well as the Company’s Operational Excellence initiatives.

Continuing positive market trends, the Company’s record backlog, the full year impact of the 2018 acquisitions and continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the Company’s 2019 results.

Net sales for 2018 were $4,845.9 million, an increase of $545.7 million or 13%, compared with net sales of $4,300.2 million in 2017. The increase in net sales for 2018 was due to 7% organic sales growth, a 5% increase from acquisitions and favorable 1% effect of foreign currency translation. EIG net sales were $3,029.0 million in 2018, an increase of 12.6%, compared with $2,690.6 million in 2017. EMG net sales were $1,816.9 million in 2018, an increase of 12.9%, compared with $1,609.6 million in 2017.

Total international sales for 2018 were $2,448.5 million or 50.5% of net sales, an increase of $234.5 million or 10.6%, compared with international sales of $2,214.0 million or 51.5% of net sales in 2017. The $234.5 million increase in international sales was primarily driven by organic sales growth. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia. Export shipments from the United States, which are included in total international sales, were $1,269.4 million in 2018, an increase of $127.1 million or 11.1%, compared with $1,142.3 million in 2017. Export shipments increased primarily due to organic sales growth.

Orders for 2018 were $5,051.8 million, an increase of $512.0 million or 11%, compared with $4,539.8 million in 2017. The increase in orders for 2018 was due to 7% organic order growth, a 5% increase from acquisitions and a 1% unfavorable effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders at December 31, 2018 was $1,602.1 million, an increase of $206.0 million or 14.8%, compared with $1,396.1 million at December 31, 2017.

The Company recorded 2017 realignment costs totaling $16.8 million in the fourth quarter of 2017 (the “2017 realignment costs”). The 2017 realignment costs were composed of $3.0 million in severance costs for a reduction in workforce, $7.8 million of asset write-downs and $6.0 million in costs to withdraw from a multiemployer defined benefit pension plan. The 2017 realignment costs better positioned the Company’s long-term cost structure and included costs associated with the continued consolidation of the Company’s floor care and specialty motors businesses into its precision motion control businesses.

The 2017 realignment costs were reported in the consolidated statement of income as follows (in millions):

	2017
	Three Months Ended December 31,	Year Ended December 31,

Cost of sales	$16.8	$16.8

Selling, general and administrative expenses	—	—

Total reported in the consolidated statement of income	$16.8	$16.8

The 2017 realignment costs were reported in segment operating income as follows (in millions):

	2017
	Three Months Ended December 31,	Year Ended December 31,

EIG	$4.5	$4.5

EMG	12.3	12.3

Total reported in segment operating income	$16.8	$16.8

The 2017 realignment costs negatively impacted segment operating margins as follows (in basis points):

	2017
	Three Months Ended December 31,	Year Ended December 31,

EIG	(60)	(10)

EMG	(310)	(80)

Total impacting segment operating margins	(150)	(40)

Segment operating income for 2018 was $1,145.9 million, an increase of $167.5 million or 17.1%, compared with segment operating income of $978.4 million in 2017. Segment operating income, as a percentage of net sales, increased to 23.6% in 2018, compared with 22.8% in 2017. The increase in segment operating income and segment operating margins for 2018 resulted primarily from the increase in net sales and the impact of the 2017 realignment noted above, as well as the benefits of the Company’s Operational Excellence initiatives.

Cost of sales for 2018 was $3,186.3 million or 65.8% of net sales, an increase of $324.9 million or 11.4%, compared with $2,861.4 million or 66.5% of net sales for 2017. Cost of sales increased primarily due to the increase in net sales noted above. Cost of sales in 2017 included the impact of the realignment costs detailed in the tables above.

Selling, general and administrative expenses for 2018 were $584.0 million or 12.1% of net sales, an increase of $48.8 million or 9.1%, compared with $535.2 million or 12.4% of net sales in 2017. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above. For 2017, selling, general and administrative expenses included a fourth quarter of 2017 $5.0 million charitable donation and a second quarter of 2017 $2.5 million pre-tax charge in corporate administrative expenses related to the accelerated vesting of restricted stock grants in association with the retirement of the Company’s Executive Chairman of the Board of Directors.

Consolidated operating income was $1,075.5 million or 22.2% of net sales for 2018, an increase of $171.9 million or 19.0%, compared with $903.6 million or 21.0% of net sales in 2017.

Interest expense was $82.2 million for 2018, a decrease of $15.8 million or 16.2%, compared with $98.0 million in 2017. Interest expense decreased primarily due to the repayment in full, at maturity, of $270 million in aggregate principal amount of 6.20% private placement senior notes in the fourth quarter of 2017, $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes in the third quarter of 2018, and $65 million in aggregate principal amount of 7.18% private placement senior notes in the fourth quarter of 2018.

Other expenses, net were $5.6 million for 2018, a decrease of $3.3 million, compared with $8.9 million in 2017. The Other expenses, net decrease for 2018 was primarily due to higher pension income included in Other expenses, partially offset by higher due diligence expense.

The effective tax rate for 2018 was 21.2%, compared with 14.5% in 2017. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, which is also commonly referred to as “U.S. tax reform,” significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on a deemed repatriation of previously deferred foreign earnings of U.S. subsidiaries.

During 2018 the Company finalized the calculations of the Tax Act transitional tax items and reported a favorable $11.8 million tax benefit of which $10.4 million relates to the one-time mandatory deemed repatriation tax and $1.4 million relates to the remeasurement of the net deferred tax liabilities in the U.S. for the impact of the lower tax rates. During 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes. The $91.6 million net benefit consisted of a $185.8 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate and a $94.2 million expense relating to the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company.

The Company has evaluated the impact of the global intangible low-taxed income (“GILTI”) section of the Tax Act and has made a tax accounting policy election to record the annual tax cost of GILTI as a current period expense when incurred and, as such, will not be measuring an impact of GILTI in its determination of deferred taxes.

In addition to the Tax Act adjustments previously mentioned, the 2018 effective tax rate primarily reflects the ongoing impact of the Tax Act including the reduction of the U.S. corporate income tax rate and the current impact of GILTI and FDII provisions, as well as a $25.0 million net tax expense for a change in measurement of a prior year uncertain tax position stemming from the planned implementation of prospective tax planning related to hard to value intangible assets. The 2018 and 2017 effective tax rates also reflect the release of uncertain tax position liabilities primarily relating to statute expirations for U.S. Federal and State jurisdictions totaling $11.4 million and $8.1 million, respectively. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Net income for 2018 was $777.9 million, an increase of $96.5 million or 14.2%, compared with $681.5 million in 2017. The 2017 realignment costs reduced 2017 net income by $13.0 million and the net benefit related to the Tax Act increased 2018 and 2017 net income by $11.8 million and $91.6 million, respectively.

Diluted earnings per share for 2018 were $3.34, an increase of $0.40 or 13.6%, compared with $2.94 per diluted share in 2017.

Segment Results

EIG’s net sales totaled $3,029.0 million for 2018, an increase of $338.4 million or 13%, compared with $2,690.6 million in 2017. The net sales increase was due to 6% organic sales growth, a 6% increase from the 2018 acquisitions of Spectro Scientific, Telular, Forza, Motec and SoundCom and 2017 acquisitions of MOCON and Rauland, and favorable 1% effect of foreign currency translation.

EIG’s operating income was $782.1 million for 2018, an increase of $110.5 million or 16.5%, compared with $671.6 million in 2017. EIG’s operating margins were 25.8% of net sales for 2018, compared with 25.0% of net sales in 2017. The increase in EIG’s operating income and operating margins for 2018 resulted primarily from the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.

EMG’s net sales totaled $1,816.9 million for 2018, an increase of $207.3 million or 13%, compared with $1,609.6 million in 2017. The net sales increase was due to 9% organic sales growth, a 3% increase from the 2018 acquisition of FMH and favorable 1% effect of foreign currency translation.

EMG’s operating income was $363.8 million for 2018, an increase of $57.0 million or 18.6%, compared with $306.8 million in 2017. EMG’s operating margins were 20.0% of net sales for 2018, compared with 19.1% of net sales in 2017. The increase in EMG’s operating income in 2018 resulted primarily from the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives. The increase in EMG’s operating margins for 2018 resulted primarily from the net impact of the 2017 realignment costs detailed in the tables above.

Results of operations for the fourth quarter of 2018 compared with the fourth quarter of 2017

Net sales for the fourth quarter of 2018 were $1,271.3 million, an increase of $128.2 million or 11%, compared with net sales of $1,143.1 million for the fourth quarter of 2017. The increase in net sales for the fourth quarter of 2018 was due to 6% organic sales growth, a 7% increase from acquisitions and unfavorable (1%) effect of foreign currency translation.

Segment operating income for the fourth quarter of 2018 was $300.5 million, an increase of $50.1 million or 20.0%, compared with segment operating income of $250.4 million for the fourth quarter of 2017. The increase in segment operating income for the fourth quarter of 2018 resulted primarily from the increase in net sales noted above. Segment operating income, as a percentage of net sales, increased to 23.6% for the fourth quarter of 2018, compared with 21.9% for the fourth quarter of 2017. The increase in segment operating margins for the fourth quarter of 2018 resulted primarily from the net impact of the 2017 realignment costs noted above and their effect on the prior year margin.

Cost of sales for the fourth quarter of 2018 was $835.3 million or 65.7% of net sales, an increase of $65.6 million or 8.5%, compared with $769.7 million or 67.3% of net sales for the fourth quarter of 2017. Cost of sales increased primarily due to the increase in net sales noted above.

The effective tax rate for the fourth quarter of 2018 was 18.3%, compared with (20.8%) in the fourth quarter of 2017. The effective tax rate for the fourth quarter of 2018 includes a favorable $11.8 million tax adjustment related to the finalization of the Tax Act transitional tax items and $9.1 million net tax expense related to uncertain tax positions for certain hard to value intangible assets. In the fourth quarter of 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes related to the Tax Act. The $91.6 million net benefit consisted of a $185.8 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate and a $94.2 million expense primarily relating to the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company.

Net income for the fourth quarter of 2018 was $211.5 million, a decrease of $27.0 million or 11.3%, compared with $238.5 million for the fourth quarter of 2017. The decrease in net income is primarily driven by the implementation of the 2017 Tax Act. The fourth quarter of 2017 realignment costs reduced the fourth quarter of 2017 net income by $13.0 million and the net benefit related to the Tax Act increased fourth quarter of 2017 net income by $91.6 million.

Diluted earnings per share for the fourth quarter of 2018 were $0.91, an decrease of $0.12 or 11.7%, compared with $1.03 per diluted share for the fourth quarter of 2017. The decrease is primarily related to the changes in the tax provision.

Segment Results

EIG’s net sales totaled $826.0 million for the fourth quarter of 2018, an increase of $84.5 million or 11%, compared with $741.5 million for the fourth quarter of 2017. The net sales increase for the fourth quarter of 2018 was due to a 9% increase from the 2018 acquisitions of Spectro Scientific, Telular, Forza, Motec and SoundCom, 4% organic sales growth and unfavorable (1%) effect of foreign currency translation.

EIG’s operating income was $214.6 million for the fourth quarter of 2018, an increase of $25.0 million or 13.2%, compared with $189.6 million for the fourth quarter of 2017. EIG’s operating margins were 26.0% of net sales for the fourth quarter of 2018, compared with 25.6% of net sales for the fourth quarter of 2017. The increase in EIG’s operating income for the fourth quarter of 2018 resulted primarily from the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives. The increase in operating margins for the fourth quarter of 2018 resulted primarily from the net impact of the 2017 realignment costs noted above and their effect on prior year margins.

EMG’s net sales totaled $445.3 million for the fourth quarter of 2018, an increase of $43.7 million or 10.9%, compared with $401.6 million for the fourth quarter of 2017. The net sales increase for the fourth quarter of 2018 was due to 9% organic sales growth, a 3% increase from the 2018 acquisition of FMH and unfavorable (1%) effect of foreign currency translation.

EMG’s operating income was $85.8 million for the fourth quarter of 2018, an increase of $25.1 million or 41.3%, compared with $60.8 million for the fourth quarter of 2017. EMG’s operating margins were 19.3% of net sales for the fourth quarter of 2018, compared with 15.1% of net sales for the fourth quarter of 2017. The increase in EMG’s operating income resulted primarily from the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives. The increase in operating margins for the fourth quarter of 2018 resulted primarily from the net impact of the 2017 realignment costs noted above and their effect on prior year margins.

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

The Company recorded $16.8 million of 2017 realignment costs in the fourth quarter of 2017. The 2017 realignment costs were composed of $3.0 million in severance costs for a reduction in workforce, $7.8 million of asset write-downs and $6.0 million in costs to withdraw from a multiemployer defined benefit pension plan. The 2017 realignment costs better position the Company’s long-term cost structure and included costs associated with the continued consolidation of the Company’s floor care and specialty motors businesses into its precision motion control businesses. The Company recorded 2016 realignment costs totaling $25.6 million in the fourth quarter of 2016 (the “2016 realignment costs”). The 2016 realignment costs primarily related to $19.3 million in severance costs for a reduction in workforce and $6.2 million of asset write-downs in response to the impact of a weak global economy on certain of the Company’s businesses, as well as the effects of a continued strong

U.S. dollar. See Note 18 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details. Also, in the fourth quarter of 2016, the Company recorded a $13.9 million non-cash impairment charge related to certain of the Company’s trade names.

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

Segment operating income for 2017 was $978.4 million, an increase of $133.1 million or 15.7%, compared with segment operating income of $845.3 million in 2016. The increase in segment operating income for 2017 resulted primarily from the increase in net sales noted above. Segment operating income, as a percentage of net sales, increased to 22.8% in 2017, compared with 22.0% in 2016. The increase in segment operating margins for 2017 resulted primarily from the net impact of the 2017 versus the 2016 realignment costs and 2016 impairment charge noted above. Segment operating income and segment operating margins for 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

Cost of sales for 2017 was $2,861.4 million or 66.5% of net sales, an increase of $275.9 million or 10.7%, compared with $2,585.5 million or 67.3% of net sales for 2016. The cost of sales increase for 2017 was affected by the net sales increase noted above. Cost of sales for 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

Selling, general and administrative expenses for 2017 were $535.2 million or 12.4% of net sales, an increase of $71.6 million or 15.4%, compared with $463.6 million or 12.1% of net sales in 2016. The increase in selling, general and administrative expenses for 2017 was primarily due to the increase in net sales noted above, a fourth quarter of 2017 $5.0 million charitable donation and a second quarter of 2017 $2.5 million equity-based compensation charge related to the accelerated vesting of restricted stock grants in association with the retirement of the Company’s Executive Chairman of the Board of Directors. For 2016, selling, general and administrative expenses included $1.6 million of realignment costs noted above.

Consolidated operating income was $903.6 million or 21.0% of net sales for 2017, an increase of $112.6 million or 14.2%, compared with $791.0 million or 20.6% of net sales in 2016.

Interest expense was $98.0 million for 2017, an increase of $3.7 million or 3.9%, compared with $94.3 million in 2016. The interest expense increase for 2017 was primarily due to the impact of private placement senior notes funded in the fourth quarter of 2016, partially offset by lower average borrowings under the Company’s revolving credit facility period over period.

Other expenses, net were $8.9 million for 2017, an increase of $5.3 million, compared with $3.6 million in 2016. The other expenses, net increase for 2017 was primarily due to higher environmental-related expenses.

The effective tax rate for 2017 was 14.5%, compared with 26.1% in 2016. On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act, which is also commonly referred to as “U.S. tax reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to

21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, in the fourth quarter of 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes. The $91.6 million net benefit consisted of a $185.8 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate and a $94.2 million expense relating to the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company. Also, included in the $94.2 million, the Company recorded additional deferred tax liabilities of $13.3 million related to state income and foreign withholding taxes expected to be incurred when the cash amounts related to the mandatory tax are ultimately repatriated to the U.S., offset by $1.0 million for a remeasurement of uncertain tax positions impacted by the mandatory tax inclusion.

The $91.6 million net benefit represents what the Company believed was a reasonable estimate of the impact of the income tax effects of the Tax Act on the Company’s consolidated financial statements as of December 31, 2017, it was considered provisional. As additional guidance from the U.S. Department of Treasury was provided, the Company will adjust the provisional amounts after it finalizes the 2017 U.S. tax return and is able to conclude whether any further adjustments are required to its U.S. portion of net deferred tax liability of $390.4 million as of December 31, 2017, as well as to the liability associated with the one-time mandatory tax. The currently recorded amounts include a variety of estimates of taxable earnings and profits, estimated taxable foreign cash balances, differences between U.S. GAAP and U.S. tax principles and interpretations of many aspects of the Tax Act that may, if changed, impact the final amounts. Any adjustments to these provisional amounts will be reported as a component of Provision for income taxes in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018, and could result in significant impacts to the effective tax rate for the period. The Company is still evaluating the potential future impact of the GILTI section of the Tax Act and has not provided any provisional deferred tax liability for it. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in the U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company’s measurement of its deferred taxes. Due to the ongoing evaluation, the Company has not yet made the accounting policy decision. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

The 2017 effective tax rate reflects $12.3 million of tax benefits related to share-based payment transactions in accordance with the January 1, 2017 adoption of the FASB ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. See Notes 2 and 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

The effective tax rates for 2017 and 2016 reflect the impact of foreign earnings, which are taxed at lower rates, tax benefits related to international and state tax planning initiatives and the release of uncertain tax position liabilities relating to certain statute expirations.

Net income for 2017 was $681.5 million, an increase of $169.3 million or 33.1%, compared with $512.2 million in 2016. The 2017 realignment costs reduced 2017 net income by $13.0 million and the net benefit related to the Tax Act increased 2017 net income by $91.6 million. The 2016 realignment costs and the 2016 impairment charge reduced 2016 net income by $17.0 million and $8.6 million, respectively.

Diluted earnings per share for 2017 were $2.94, an increase of $0.75 or 34.2%, compared with $2.19 per diluted share in 2016. The 2017 realignment costs had the effect of reducing 2017 diluted earnings per share by $0.05 and the net benefit related to the Tax Act had the effect of increasing 2017 diluted earnings per share by $0.39. The 2016 realignment costs and the 2016 impairment charge had the effect of reducing 2016 diluted earnings per share by $0.07 and $0.04, respectively.

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

EIG’s operating income was $671.6 million for 2017, an increase of $100.5 million or 17.6%, compared with $571.1 million in 2016. The increase in EIG’s operating income for 2017 resulted primarily from the increase in net sales noted above. EIG’s operating margins were 25.0% of net sales for 2017, compared with 24.2% of net sales in 2016. The increase in EIG’s operating margins for 2017 resulted primarily from the net impact of the 2017 versus the 2016 realignment costs and 2016 impairment charge noted above. EIG’s operating income and operating margins for 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

EMG’s net sales totaled $1,609.6 million for 2017, an increase of $129.8 million or 8.8%, compared with $1,479.8 million in 2016. The net sales increase for 2017 was due to 8% organic sales growth and a 1% increase from the 2016 acquisition of Laserage. Foreign currency translation was essentially flat period over period.

EMG’s operating income was $306.8 million for 2017, an increase of $32.6 million or 11.9%, compared with $274.2 million in 2016. EMG’s operating margins were 19.1% of net sales for 2017, compared with 18.5% of net sales in 2016. The increase in EMG’s operating income and operating margins for 2017 resulted primarily from the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives. EMG’s operating income and operating margins for 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

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

Segment operating income for the fourth quarter of 2017 was $250.4 million, an increase of $65.2 million or 35.2%, compared with segment operating income of $185.2 million for the fourth quarter of 2016. The increase in segment operating income for the fourth quarter of 2017 resulted primarily from the increase in net sales noted above. Segment operating income, as a percentage of net sales, increased to 22.1% for the fourth quarter of 2017, compared with 19.3% for the fourth quarter of 2016. The increase in segment operating margins for the fourth quarter of 2017 resulted primarily from the net impact of the 2017 versus the 2016 realignment costs and 2016 impairment charge noted above. Segment operating income and segment operating margins for the fourth quarter of 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

Cost of sales for the fourth quarter of 2017 was $769.7 million or 67.3% of net sales, an increase of $86.0 million or 12.6%, compared with $683.7 million or 70.2% of net sales for the fourth quarter of 2016. The cost of sales increase for the fourth quarter of 2017 was affected by the net sales increase noted above. Cost of sales for the fourth quarter of 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

The effective tax rate for the fourth quarter of 2017 was (20.8)%, compared with 24.9% in the fourth quarter of 2016. In the fourth quarter of 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes related to the Tax Act. The $91.6 million net benefit consisted of a $185.8 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate and a $94.2 million expense primarily relating mostly to the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company. The effective tax rates for the fourth quarter of 2017 and 2016 reflect the impact of foreign earnings, which are taxed at lower rates, tax benefits related to international and state tax planning initiatives and the release of uncertain tax position liabilities relating to certain statute expirations.

Net income for the fourth quarter of 2017 was $238.5 million, an increase of $129.4 million or 118.6%, compared with $109.1 million for the fourth quarter of 2016. The fourth quarter of 2017 realignment costs reduced the fourth quarter of 2017 net income by $13.0 million and the net benefit related to the Tax Act increased fourth quarter of 2017 net income by $91.6 million. The fourth quarter of 2016 realignment costs and fourth quarter of 2016 impairment charge reduced the fourth quarter of 2016 net income by $17.0 million and $8.6 million, respectively.

Diluted earnings per share for the fourth quarter of 2017 were $1.03, an increase of $0.56 or 119.1%, compared with $0.47 per diluted share for the fourth quarter of 2016. The fourth quarter of 2017 realignment costs had the effect of reducing the fourth quarter of 2017 diluted earnings per share by $0.05 and the net benefit related to the Tax Act had the effect of increasing the fourth quarter of 2017 diluted earnings per share by $0.39. The fourth quarter of 2016 realignment costs and fourth quarter of 2016 impairment charge had the effect of reducing the fourth quarter of 2016 diluted earnings per share by $0.07 and $0.04, respectively.

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

EIG’s operating income was $189.6 million for the fourth quarter of 2017, an increase of $50.2 million or 36.0%, compared with $139.4 million for the fourth quarter of 2016. The increase in EIG’s operating income for the fourth quarter of 2017 resulted primarily from the increase in net sales noted above. EIG’s operating margins were 25.6% of net sales for the fourth quarter of 2017, compared with 22.6% of net sales for the fourth quarter of 2016. The increase in EIG’s operating margins for the fourth quarter of 2017 resulted primarily from the net impact of the 2017 versus the 2016 realignment costs and 2016 impairment charge noted above, as well as the benefits of the Group’s Operational Excellence initiatives. EIG’s operating income and operating margins for the fourth quarter of 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

EMG’s net sales totaled $401.6 million for the fourth quarter of 2017, an increase of $44.7 million or 12.5%, compared with $356.9 million for the fourth quarter of 2016. The net sales increase for the fourth quarter of 2017 was due to 10% organic sales growth, a 1% increase from the 2016 acquisition of Laserage and favorable 2% effect of foreign currency translation.

EMG’s operating income was $60.8 million for the fourth quarter of 2017, an increase of $15.0 million or 32.8%, compared with $45.8 million for the fourth quarter of 2016. EMG’s operating margins were 15.1% of net sales for the fourth quarter of 2017, compared with 12.8% of net sales for the fourth quarter of 2016. The increase in EMG’s operating income and operating margins for the fourth quarter of 2017 resulted primarily from the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives. EMG’s operating income and operating margins for the fourth quarter of 2017 and 2016 included the impact of the realignment costs and 2016 impairment charge detailed in the tables above.

Liquidity and Capital Resources

Cash provided by operating activities totaled $925.5 million in 2018, an increase of $92.2 million or 11.1%, compared with $833.3 million in 2017. The increase in cash provided by operating activities for 2018 was primarily due to higher net income and a $49.7 million reduction in defined benefit pension plan contributions driven by a discretionary $50.1 million contribution to the Company’s defined benefit pension plans in the first quarter of 2017, with $40.0 million contributed to U.S. defined benefit pension plans and $10.1 million contributed to foreign defined benefit pension plans.

Free cash flow (cash flow provided by operating activities less capital expenditures) was $843.4 million in 2018, compared with $758.2 million in 2017. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,267.7 million in 2018, compared with $1,076.0 million in 2017. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

Cash used for investing activities totaled $1,210.0 million in 2018, compared with $625.8 million in 2017. In 2018, the Company paid $1,129.3 million, net of cash acquired, to acquire Spectro Scientific in November 2018, Telular and Forza in October 2018, Motec in June 2018, SoundCom in April 2018 and FMH in January 2018. In 2017, the Company paid $556.6 million, net of cash acquired, to acquire Arizona Instrument in December 2017, MOCON in June 2017 and Rauland in February 2017. Additions to property, plant and equipment totaled $82.1 million in 2018, compared with $75.1 million in 2017.

Cash provided by financing activities totaled $13.0 million in 2018, compared with $329.2 million of cash used for financing activities in 2017. At December 31, 2018, total debt, net was $2,632.7 million, compared with $2,174.3 million at December 31, 2017. In 2018, short-term borrowings increased $258.3 million, compared with a decrease of $9.6 million in 2017. In 2018, long-term borrowings increased $255.1 million, compared with a decrease of $270.0 million in 2017.

In October 2018, the Company along with certain of its foreign subsidiaries amended and restated its Credit Agreement. The Credit Agreement amends and restates the Company’s existing $850 million revolving credit facility, which was due to expire in March 2021. The amended Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $1.5 billion with a final maturity date in October 2023. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $500 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its acquisition strategy. At December 31, 2018, the Company had available borrowing capacity of $1,705.1 million under its revolving credit facility, including the $500 million accordion feature.

In December 2018, the Company completed the 2018 private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors utilizing two funding dates. The first funding occurred in December 2018 for $475 million and 75 million Euros ($85.1 million). The second funding will be in January 2019 for $100 million. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the fundings from the 2018 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility.

In the third quarter of 2018, $80 million of 6.35% senior notes and $160 million of 7.08% senior notes matured and were paid. In the fourth quarter of 2018, $65 million of 7.18% senior notes matured and were paid. The debt-to-capital ratio was 38.3% at December 31, 2018, compared with 35.1% at December 31, 2017. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 34.9% at December 31, 2018, compared with 27.5% at December 31, 2017. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).

In 2018, the Company repurchased approximately 5,079,000 shares of its common stock for $367.7 million, compared with $6.9 million used for repurchases of approximately 114,000 shares in 2017. At December 31, 2018, $1.0 million was available under the Company’s Board of Directors authorization for future share repurchases. On February 12, 2019, the Company’s Board of Directors approved an increase of $500 million in the authorization for the repurchase of the Company’s common stock.

Additional financing activities for 2018 included cash dividends paid of $128.9 million, compared with $82.7 million in 2017. Effective February 1, 2018, the Company’s Board of Directors approved a 56% increase in the quarterly cash dividend on the Company’s common stock to $0.14 per common share from $0.09 per common share. Proceeds from the exercise of employee stock options were $30.0 million in 2018, compared with $40.0 million in 2017. In the fourth quarter of 2018, the Company made a $30.0 million contingent payment related to the Rauland acquisition. Cash provided by financing activities includes $25.5 million related to the acquisition date estimated fair value of the contingent payment liability, which was based on a probabilistic approach using level 3 inputs. See Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

As a result of all of the Company’s cash flow activities in 2018, cash and cash equivalents at December 31, 2018 totaled $354.0 million, compared with $646.3 million at December 31, 2017. At December 31, 2018, the Company had $311.2 million in cash outside the United States, compared with $569.4 million at December 31, 2017. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2018.

	Payments Due
Contractual Obligations(1)	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
	(In millions)

Long-term debt borrowings(2)	$2,378.8	$100.0	$158.0	$—	$2,120.8

Revolving credit loans(3)	260.0	260.0	—	—	—

Other indebtedness	2.3	2.3	—	—	—

Total debt(4)	2,641.1	362.3	158.0	—	2,120.8

Interest on long-term fixed-rate debt	556.4	76.4	134.5	128.4	217.1

Noncancellable operating leases(5)	200.0	43.1	64.7	42.2	50.0

Purchase obligations(6)	470.2	454.2	15.7	0.2	0.1

Restructuring and other	24.1	24.1	—	—	—

Total	$3,891.8	$960.1	$372.9	$170.8	$2,388.0

(1)

The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2018 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

(2)	See Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
(3)

Although not contractually obligated, the Company expects to have the capability to repay the revolving credit loan within one year as permitted in the Credit Agreement. Accordingly, $260.0 million was classified as short-term debt at December 31, 2018.

(4)

Excludes debt issuance costs of $8.4 million, of which $3.4 million is classified as current and $5.0 million is classified as long-term. See Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

(5)	The leases expire over a range of years from 2019 to 2082 with renewal or purchase options, subject to various terms and conditions, contained in most of the leases.
(6)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

Other Commitments

The Company has standby letters of credit and surety bonds of $56.7 million related to performance and payment guarantees at December 31, 2018. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

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

Under ASC 606, revenues from certain of the Company’s customer contracts meet the criteria of satisfying its performance obligations over time, primarily in the areas of the manufacture of custom-made equipment and for service repairs of customer-owned equipment. Prior to the adoption of the new standard, these revenues were recorded upon shipment or, in the case of those sales where title and risk of loss passes at the point of delivery, the Company recognized revenue upon delivery to the customer. Recognizing revenue over time for custom-manufactured equipment is based on the Company’s judgment that, in certain contracts, the product does not have an alternative use and the Company has an enforceable right to payment for performance completed to date. This change in revenue recognition accelerated the revenue recognition and costs on the impacted contracts.

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

Performance obligations also include post-delivery service, installation and training. Post-delivery service revenues are recognized over the contract term. Installation and training revenues are recognized over the period the service is provided. Warranty terms in customer contracts can also be considered separate performance obligations if the warranty provides services beyond assurance that a product complies with agreed-upon specification or if a warranty can be purchased separately. The Company does not incur significant obligations for customer returns and refunds. Accruals for sales returns, other allowances and estimated warranty costs are provided at the time revenue is recognized based on the Company’s historical experience. At December 31, 2018 and 2017, the accrual for future warranty obligations was $23.5 million and $22.9 million, respectively. The Company’s expense for warranty obligations was $13.9 million in 2018 and $16.0 million in both 2017 and 2016, respectively. The warranty periods for products sold vary among the Company’s operations, but generally do not exceed one year. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses. If actual future sales returns and allowances and warranty amounts are higher than the Company’s historical experience, additional accruals may be required.

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

•

Accounts Receivable. The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific allowance for doubtful accounts is recorded against the amount due from these customers. For all other customers, the Company recognizes allowance for doubtful accounts based on the length of time specific receivables are past due based on its historical experience. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required. The allowance for doubtful accounts was $9.3 million and $10.4 million at December 31, 2018 and 2017, respectively.

•

Inventories. The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 85% of its inventories at December 31, 2018. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 15% of the Company’s inventory at December 31, 2018. For inventories where cost is determined by the LIFO method, the FIFO value would have been $28.4 million and $22.9 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2018 and 2017, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. If these factors are less favorable than those projected by management, additional inventory reserves may be required.

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

The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the

Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based on the Company’s long-range plan and are considered level 3 inputs. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The 2018 results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 29% to 859% for each of the Company’s reporting units.

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

The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2018, goodwill and other indefinite-lived intangible assets totaled $4,296.2 million or 49.6% of the Company’s total assets. The Company completed its required annual impairment tests in the fourth quarter of 2018 and determined that the carrying values of the Company’s goodwill were not impaired.

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

•

Pensions. The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2018, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. The discount rate used in determining the 2018 pension cost was 3.75% for U.S. defined benefit pension plans and 2.39% for foreign plans. The discount rate used for determining the funded status of the plans at December 31, 2018 and determining the 2019 defined benefit pension cost was 4.40% for U.S. plans and 2.59% for foreign plans. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company used an expected long-term rate of return on plan assets for 2018 of 7.50% for U.S. defined benefit pension plans and 6.64% for foreign plans. In 2019, the Company will use 7.50% for the U.S. plans and 6.52% for the foreign plans. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income and equity investments and adjusts its estimate as deemed appropriate. The rate of compensation increase used in determining the 2018 pension income for the U.S. plans was 3.75% and was 2.50% for the foreign plans. The U.S. and foreign plans’ rate of compensation increase will remain unchanged in 2019. In 2018, the Company recognized consolidated pre-tax pension income of $14.7 million from its U.S. and foreign defined benefit pension plans, compared with pre-tax pension income of $4.3 million recognized for these plans in 2017. The Company estimates its 2019 U.S. and foreign defined benefit pension pre-tax income to be approximately $2.5 million.

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

To fund the plans, the Company made cash contributions to its defined benefit pension plans in 2018, which totaled $5.1 million, compared with $54.8 million in 2017. The Company anticipates making approximately $3 million to $6 million in cash contributions to its defined benefit pension plans in 2019.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASU 2014-09”) and modified the standard thereafter within Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09 established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows. See Note 3 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) and modified the standard in July 2018 with ASU No. 2018-11, Leases (“ASU 2018-11”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 and ASU 2018-11 include transitional guidance, that allows for a modified retrospective approach with “optional transition relief”, which the Company expects to elect.

The Company expects the adoption of ASU 2016-02 to have a material effect on our balance sheet. The adoption of ASU 2016-02 is not expected to have a significant impact on the Company’s consolidated results of operations or cash flows. The Company is primarily a lessee. While we continue to design internal controls and assess all the effects of adoption, the Company currently believes the most significant effects be the recognition of new right-of-use assets and lease liabilities on our balance sheet related to real estate, machinery and equipment operating leases and providing significant new disclosures about our leasing activities.

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

In March 2017, the FASB issued ASU 2017-07, which changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost will be presented outside of operating income. The Company retrospectively adopted ASU 2017-07 effective January 1, 2018. For the years ended December 31, 2017 and 2016, the consolidated statement of income was restated to increase Cost of sales by $9.9 million and $10.3 million, increase Selling, general and administrative expenses by $1.5 million and $0.6 million, and decrease Other expense, net by $11.5 million and $10.9 million, respectively, for net periodic benefit income components other than service cost. For the years ended December 31, 2017 and 2016, the $11.5 million and $10.9 million, respectively, of net periodic benefit income components other than service cost were originally reported in operating income as follows: $5.8 million and $6.6 million in EIG, $4.1 million and $3.6 million in EMG, and $1.5 million and $0.6 million in Corporate administrative expense, respectively. The adoption of ASU 2017-07 did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 addresses a specific consequence of the Tax Act by allowing a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act’s reduction of the U.S federal corporate income tax rate. ASU 2018-02 is effective for all entities for annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal income tax rate in the Tax Act is recognized. Upon adoption, the Company does not expect to elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

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

Internal Reinvestment

Capital Expenditures

Capital expenditures were $82.1 million or 1.7% of net sales in 2018, compared with $75.1 million or 1.7% of net sales in 2017. In 2018, approximately 62% of capital expenditures were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. Capital expenditures in 2019 are expected to approximate 2% of net sales, with a continued emphasis on spending to improve productivity.

Research, Development and Engineering

The Company is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products and solutions. Research, development and engineering costs before customer reimbursement were $230.2 million in 2018, $221.2 million in 2017 and $200.8 million in 2016. Customer reimbursements in 2018, 2017 and 2016 were $5.2 million, $5.4 million and $7.2 million, respectively. These amounts included research and development expenses of $141.0 million, $130.4 million and $112.0 million in 2018, 2017 and 2016, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. The Company believes these waste products were handled in compliance with regulations existing at that time. At December 31, 2018, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2018 and 2017 were $27.8 million and $30.1 million, respectively, for both non-owned and owned sites. In 2018, the Company recorded $4.5 million in reserves. Additionally, in 2018 the Company spent $6.6 million on environmental matters and the reserve decreased $0.2 million due to foreign currency translation . The Company’s reserves for environmental liabilities at December 31, 2018 and 2017 included reserves of $9.6 million and $11.6 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2018, the Company had $12.1 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

The primary commodities to which the Company has market exposure are raw material purchases of nickel, aluminum, copper, steel, titanium, vanadium and gold. Exposure to price changes in these commodities are generally mitigated through adjustments in selling prices of the ultimate product and purchase order pricing arrangements, although forward contracts are sometimes used to manage some of those exposures.

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

The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, AMETEK, Inc. conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

The Company acquired FMH Aerospace (“FMH”) in January 2018, SoundCom Systems (“SoundCom”) in April 2018, Motec GmbH in June 2018, Forza Silicon Corporation (“Forza”) and Telular Corporation in October 2018, and Spectro Scientific Corporation in November 2018. As permitted by the U.S. Securities and Exchange Commission staff interpretative guidance for newly acquired businesses, the Company excluded FMH, SoundCom, Motec, Forza, Telular and Spectro Scientific from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In the aggregate, FMH, SoundCom and Motec, Forza, Telular and Spectro Scientific constituted 13.6% of total assets as of December 31, 2018 and 3.1% of net sales for the year then ended.

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DAVID A. ZAPICO	/s/ WILLIAM J. BURKE

Chairman of the Board and Chief Executive Officer	Executive Vice President – Chief Financial Officer

February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the “COSO criteria”). In our opinion, AMETEK, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of FMH Aerospace, SoundCom Systems, Motec GmbH, Forza Silicon Corporation, Telular Corporation and Spectro Scientific Corporation, which are included in the 2018 consolidated financial statements of the Company and constituted 13.6% of total assets as of December 31, 2018 and 3.1% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of FMH, SoundCom and Motec, Forza, Telular and Spectro Scientific.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), AMETEK, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

Philadelphia, Pennsylvania

February 21, 2019

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Net sales	$4,845,872	$4,300,170	$3,840,087

Cost of sales	3,186,310	2,861,370	2,585,499
Selling, general and administrative	584,022	535,180	463,609

Total operating expenses	3,770,332	3,396,550	3,049,108

Operating income	1,075,540	903,620	790,979
Interest expense	(82,180)	(98,029)	(94,304)
Other expense, net	(5,615)	(8,862)	(3,572)

Income before income taxes	987,745	796,729	693,103
Provision for income taxes	209,812	115,259	180,945

Net income	$777,933	$681,470	$512,158

Basic earnings per share	$3.37	$2.96	$2.20

Diluted earnings per share	$3.34	$2.94	$2.19

Weighted average common shares outstanding:
Basic shares	230,823	230,229	232,593

Diluted shares	232,712	231,845	233,730

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$777,933	$681,470	$512,158

Other comprehensive (loss) income:
Amounts arising during the period – gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	(72,112)	159,507	(68,774)
Change in long-term intercompany notes	(16,569)	36,320	(7,597)
Net investment hedge instruments gain (loss), net of tax of ($12,384), $41,178 and $6,558 in 2018, 2017 and 2016, respectively	38,452	(109,412)	(12,179)
Defined benefit pension plans:
Net actuarial (loss) gain, net of tax of $(18,825), ($8,384) and $17,450 in 2018, 2017 and 2016, respectively	(75,253)	16,518	(55,259)
Amortization of net actuarial loss, net of tax of ($2,716), ($4,680) and ($2,090) in 2018, 2017 and 2016, respectively	9,313	9,910	6,618
Amortization of prior service costs, net of tax of $1,154, $4 and $25 in 2018, 2017 and 2016, respectively	(5,639)	(41)	(79)
Unrealized holding gain (loss) on available-for-sale securities:
Unrealized gain (loss), net of tax of $ -, ($221) and ($275) in 2018, 2017 and 2016, respectively	(104)	411	512

Other comprehensive (loss) income	(121,912)	113,213	(136,758)

Total comprehensive income	$656,021	$794,683	$375,400

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands, except share amounts)

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$353,975	$646,300
Receivables, net	732,839	668,176
Inventories, net	624,744	540,504
Other current assets	124,586	79,675

Total current assets	1,836,144	1,934,655
Property, plant and equipment, net	554,130	493,296
Goodwill	3,612,033	3,115,619
Other intangibles, net	2,403,771	2,013,365
Investments and other assets	256,210	239,129

Total assets	$8,662,288	$7,796,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$358,876	$308,123
Accounts payable	399,571	437,329
Customer advanced payments	137,229	—
Income taxes payable	48,597	34,660
Accrued liabilities	314,431	358,551

Total current liabilities	1,258,704	1,138,663
Long-term debt, net	2,273,837	1,866,166
Deferred income taxes	528,336	512,526
Other long-term liabilities	359,489	251,076

Total liabilities	4,420,366	3,768,431

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 800,000,000 shares; issued: 2018 – 263,645,489 shares; 2017 – 262,947,829 shares	2,640	2,631
Capital in excess of par value	706,743	660,894
Retained earnings	5,653,811	5,002,419
Accumulated other comprehensive loss	(551,088)	(429,176)
Treasury stock: 2018 – 36,534,802 shares; 2017 – 31,754,106 shares	(1,570,184)	(1,209,135)

Total stockholders’ equity	4,241,922	4,027,633

Total liabilities and stockholders’ equity	$8,662,288	$7,796,064

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—

Common stock, $0.01 par value
Balance at the beginning of the year	2,631	2,615	2,608
Shares issued	9	16	7

Balance at the end of the year	2,640	2,631	2,615

Capital in excess of par value
Balance at the beginning of the year	660,894	604,143	568,286
Issuance of common stock under employee stock plans	18,534	31,660	8,484
Share-based compensation costs	27,315	25,091	22,030
Excess tax benefits from exercise of stock options	—	—	5,343

Balance at the end of the year	706,743	660,894	604,143

Retained earnings
Balance at the beginning of the year	5,002,419	4,403,683	3,974,793
Net income	777,933	681,470	512,158
Cash dividends paid	(128,911)	(82,735)	(83,267)
Other	2,370	1	(1)

Balance at the end of the year	5,653,811	5,002,419	4,403,683

Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the year	(251,909)	(338,324)	(249,774)
Translation adjustments	(72,112)	159,507	(68,774)
Change in long-term intercompany notes	(16,569)	36,320	(7,597)
Net investment hedge instruments (loss) gain, net of tax of ($12,384), $41,178 and $6,558 in 2018, 2017 and 2016, respectively	38,452	(109,412)	(12,179)

Balance at the end of the year	(302,138)	(251,909)	(338,324)

Defined benefit pension plans:
Balance at the beginning of the year	(177,371)	(203,758)	(155,038)
Net actuarial (loss) gain, net of tax of ($18,825), ($8,384) and $17,450 in 2018, 2017 and 2016, respectively	(75,253)	16,518	(55,259)
Amortization of net actuarial loss, net of tax of ($2,716), ($4,680) and ($2,090) in 2018, 2017 and 2016, respectively	9,313	9,910	6,618
Amortization of prior service costs, net of tax of $1,154, $4 and $25 in 2018, 2017 and 2016, respectively	(5,639)	(41)	(79)

Balance at the end of the year	(248,950)	(177,371)	(203,758)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the year	104	(307)	(819)
Increase (decrease) during the year, net of tax	(104)	411	512

Balance at the end of the year	—	104	(307)

Accumulated other comprehensive loss at the end of the year	(551,088)	(429,176)	(542,389)

Treasury stock
Balance at the beginning of the year	(1,209,135)	(1,211,539)	(885,430)
Issuance of common stock under employee stock plans	6,629	9,271	10,031
Purchase of treasury stock	(367,678)	(6,867)	(336,140)

Balance at the end of the year	(1,570,184)	(1,209,135)	(1,211,539)

Total stockholders’ equity	$4,241,922	$4,027,633	$3,256,513

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash provided by (used for):
Operating activities:
Net income	$777,933	$681,470	$512,158
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	199,490	183,227	179,716
Deferred income taxes	(73,682)	(91,205)	(5,632)
Share-based compensation expense	27,315	25,091	22,030
Loss (gain) on sale of facilities	127	(1,213)	(743)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	(13,383)	(24,581)	14,773
(Increase) decrease in inventories and other current assets	(59,472)	(6,087)	38,666
Increase in payables, accruals and income taxes	36,547	124,399	2,657
Increase (decrease) in other long-term liabilities	42,814	2,787	(4,298)
Pension contributions	(5,063)	(54,796)	(6,775)
Other, net	(7,108)	(5,833)	4,283

Total operating activities	925,518	833,259	756,835

Investing activities:
Additions to property, plant and equipment	(82,076)	(75,074)	(63,280)
Purchases of businesses, net of cash acquired	(1,129,305)	(556,634)	(391,419)
Proceeds from sale of facilities	2,570	6,290	1,832
Other, net	(1,233)	(399)	500

Total investing activities	(1,210,044)	(625,817)	(452,367)

Financing activities:
Net change in short-term borrowings	258,349	(9,616)	(315,674)
Proceeds from long-term borrowings	560,050	—	820,900
Repayments of long-term borrowings	(305,000)	(270,000)	(48,724)
Repurchases of common stock	(367,678)	(6,867)	(336,140)
Cash dividends paid	(128,911)	(82,735)	(83,267)
Acquisition contingent consideration	(25,500)
Excess tax benefits from share-based payments	—	—	5,343
Proceeds from stock option exercises	30,021	40,047	17,622
Other, net	(8,291)	—	(3,006)

Total financing activities	13,040	(329,171)	57,054

Effect of exchange rate changes on cash and cash equivalents	(20,839)	50,770	(25,268)

(Decrease) increase in cash and cash equivalents	(292,325)	(70,959)	336,254
Cash and cash equivalents:
Beginning of year	646,300	717,259	381,005

End of year	$353,975	$646,300	$717,259

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

Prior Period Reclassifications

Certain reclassifications and disclosures of prior period amounts have been made to conform to the current year presentation. See Note 2.

Cash Equivalents, Securities and Other Investments

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. At December 31, 2018 and 2017, the Company’s investment in a fixed-income mutual fund (held by its captive insurance subsidiary). The aggregate fair value of the fixed-income mutual fund at December 31, 2018 and 2017 was $7.7 million ($8.5 million cost basis) and $8.1 million ($8.2 million cost basis), respectively. In 2018, the unrealized gain or loss on the fixed-income mutual fund was recorded in the income statement and was not significant. In 2017, the unrealized gain or loss was recorded as a separate component of accumulated other comprehensive income (in stockholders’ equity).

Accounts Receivable

The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific allowance for doubtful accounts is recorded against the amount due from these customers. For all other customers, the Company recognizes allowance for doubtful accounts based on the length of time specific receivables are past due based on its historical experience. The allowance for doubtful accounts was $9.3 million and $10.4 million at December 31, 2018 and 2017, respectively. See Note 8.

Inventories

The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 85% of its inventories at December 31, 2018. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 15% of the Company’s inventory at December 31, 2018. For inventories where cost is determined by the LIFO method, the FIFO value would have been $28.4 million and $22.9 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2018 and 2017, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives. See Note 8.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged to expense as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets. The range of lives for depreciable assets is generally three to ten years for machinery and equipment, five to 27 years for leasehold improvements and 25 to 50 years for buildings. Depreciation expense was $85.4 million, $82.0 million and $74.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 8.

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

The Company completed its required annual impairment tests in the fourth quarter of 2018, 2017 and 2016 and determined that the carrying values of the Company’s goodwill were not impaired. The Company completed

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

its required annual impairment tests in the fourth quarter of 2018 and 2017 and determined that the carrying values of the Company’s other intangible assets with indefinite lives were not impaired. The Company completed its required annual impairment tests in the fourth quarter of 2016 and determined that the carrying values of certain of the Company’s trademarks and trade names with indefinite lives were impaired. During 2016, the Company recorded a $13.9 million non-cash impairment charge related to certain of the Company’s trade names.

Other intangible assets with finite lives are evaluated for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of other intangible assets with finite lives is considered impaired when the total projected undiscounted cash flows from the asset group are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of those assets. Fair value is determined primarily using present value techniques based on projected cash flows from the asset group.

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents and technology are being amortized over useful lives of five to 20 years, with a weighted average life of 16 years. Customer relationships are being amortized over a period of five to 20 years, with a weighted average life of 19 years. Miscellaneous other intangible assets are being amortized over a period of two to 20 years. On a quarterly basis, the Company evaluates the reasonableness of the estimated useful lives of these intangible assets. See Note 7.

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

The Company makes infrequent use of derivative financial instruments. Forward contracts are entered into from time to time to hedge certain inventory purchases, export sales, debt or foreign currency transactions, thereby minimizing the Company’s exposure to raw material commodity price or foreign currency fluctuation.

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

Revenue Recognition

Revenue is derived from sales of products and services. The Company’s products and services are marketed and sold worldwide through two operating groups: EIG and EMG. See Note 15 Descriptive Information about Reportable Segments. See Note 3 for the Company’s revenue recognition policy under ASC 606, adopted January 1, 2018.

Related to revenue recognition in 2017 and 2016, the majority of the Company’s revenues on product sales were recognized at a point in time when the customer obtains control of the product. The transfer in control of the product to the customer was typically evidenced by one or more of the following: the customer having legal title to the product, the Company’s present right to payment, the customer’s physical possession of the product, the customer accepting the product, or the customer having the benefits of ownership or risk of loss. For a small percentage of sales where title and risk of loss transfers at the point of delivery, the Company recognized revenue upon delivery to the customer, which is the point that control transferred, assuming all other criteria for revenue recognition were met.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Research and Development

Research and development costs are included in Cost of sales as incurred and were $141.0 million in 2018, $130.4 million in 2017 and $112.0 million in 2016.

Shipping and Handling Costs

Shipping and handling costs are included in Cost of sales and were $62.7 million in 2018, $53.1 million in 2017 and $47.9 million in 2016.

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

The Company assesses the realizability of its deferred tax assets, taking into consideration the Company’s forecast of future taxable income, available net operating loss carryforwards and available tax planning strategies that could be implemented to realize the deferred tax assets. Based on this assessment, management must evaluate the need for, and amount of, valuation allowances against the Company’s deferred tax assets. To the extent facts and circumstances change in the future, adjustments to the valuation allowances may be required. See Note 9.

Pensions

The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. All unrecognized prior service costs, remaining transition obligations or assets and actuarial gains and losses have been recognized, net of tax effects, as a charge to accumulated other comprehensive income in stockholders’ equity and will be amortized as a component of net periodic pension cost. The Company uses a measurement date of December 31 (its fiscal year end) for its U.S. and foreign defined benefit plans. See Note 12.

Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding stock options and restricted stock grants). The number of

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

weighted average shares used in the calculation of basic earnings per share and diluted earnings per share was as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)

Weighted average shares:
Basic shares	230,823	230,229	232,593
Equity-based compensation plans	1,889	1,616	1,137

Diluted shares	232,712	231,845	233,730

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers (“ASU 2014-09”) and modified the standard thereafter within Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09 established a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most of the existing revenue recognition guidance. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method. The adoption of ASU 2014-09 did not have a significant impact on the Company’s consolidated results of operations, financial position and cash flows. See Note 3.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”) and modified the standard in July 2018 with ASU No. 2018-11, Leases (“ASU 2018-11”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2016-02 on January 1, 2019. ASU 2016-02 and ASU 2018-11 include transitional guidance, that allows for a modified retrospective approach with “optional transition relief”, which the Company expects to elect.

The Company expects the adoption of ASU 2016-02 to have a material effect on our balance sheet. The adoption of ASU 2016-02 is not expected to have a significant impact on the Company’s consolidated results of operations or cash flows. The Company is primarily a lessee. While we continue to design internal controls and assess all the effects of adoption, the Company currently believes the most significant effects to be the recognition of new right-of-use assets and lease liabilities on our balance sheet related to real estate, machinery and equipment operating leases and providing significant new disclosures about our leasing activities.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ASU 2017-07 requires employers to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs. All other components of the net periodic benefit cost are presented outside of operating income. The Company retrospectively adopted ASU 2017-07 effective January 1, 2018. For twelve months ended December 31, 2017 and 2016, the consolidated statement of income was restated to increase Cost of sales by $9.9 million and $10.3 million, increase Selling, general and administrative expenses by $1.5 million and $0.6 million, and decrease Other expense, net by $11.5 million and $10.9 million, respectively, for net periodic benefit income components other than service cost. For the twelve months ended December 31, 2017 and 2016, the $11.5 million and $10.9 million, respectively, of net periodic benefit income components other than service cost were originally reported in operating income as follows: $5.8 million and $6.6 million in Electronic Instruments (“EIG”), $4.1 million and $3.6 million in Electromechanical (“EMG”), and $1.5 million and $0.6 million in Corporate administrative expense, respectively. The adoption of ASU 2017-07 did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 addresses a specific consequence of the Tax Act by allowing an election to reclassify from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act’s reduction of the U.S federal corporate income tax rate. ASU 2018-02 is effective for all entities for annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal income tax rate in the Tax Act is recognized. Upon adoption, the Company does not expect to elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurement (“ASC 820”), by eliminating, modifying and adding to those requirements. ASU 2018-13 also modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion by entities. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted. The Company has not determined the impact ASU 2018-13 may have on the Company’s consolidated financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (“ASU 2018-14”), which changes the disclosure requirements of ASC Topic 715, Compensation – Retirement Benefits, by eliminating, modifying and adding to those requirements. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company has not determined the impact ASU 2018-14 may have on the Company’s consolidated financial statement disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (“ASU 2018-15”), that requires implementation costs incurred by customers in cloud computing

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC Topic 350, Intangibles – Goodwill and Other. ASU 2018-15 requires a customer to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted. The Company has not determined the impact ASU 2018-15 may have on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

3. Revenues

As discussed in Note 2, the Company adopted ASC 606 as of January 1, 2018 using the modified retrospective method. The cumulative adjustment made to the January 1, 2018 consolidated balance sheet for the adoption of ASC 606 was to increase Retained earnings by $4.2 million, increase Total assets by $7.9 million and increase Total liabilities by $3.7 million. For the year ended December 31, 2018, the effect of the changes in all financial statement line items impacted by ASC 606 was immaterial from the amount that would have been reported under the previous guidance.

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

Applying the practical expedient available under ASC 606, the Company recognizes incremental cost of obtaining contracts as an expense when incurred if the amortization period of the contract cost assets that the Company would have otherwise recognized is one year or less. These costs are included in Selling, general and administrative expenses in the consolidated statement of income.

Revenues associated with repairs of customer-owned assets were previously recorded upon completion and shipment of the repaired equipment to the customer. Under ASC 606, if the Company’s performance enhances an asset that the customer controls as the asset is enhanced, revenue must be recognized over time. The revenue associated with the repair of a customer-owned asset meets this criterion.

The determination of the revenue to be recognized in each period for performance obligations satisfied over time is based on the input method. The Company recognizes revenue over time as it performs on these contracts because the transfer of control to the customer occurs over time. Revenue is recognized based on the extent of progress towards completion of the performance obligation. The Company generally uses the total cost-to-cost input method of progress because it best depicts the transfer of control to the customer that occurs as costs are incurred. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of costs incurred to date to the total estimated costs at completion of the performance obligation. On certain contracts, labor hours are used as the measure of progress when it is determined to be a better depiction of the transfer of control to the customer due to the timing and pattern of labor hours incurred.

Performance obligations also include post-delivery service, software as a service, managed services, installation and training. Post-delivery service revenues are recognized over the contract term. Installation and

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

training revenues are recognized over the period the service is provided. Warranty terms in customer contracts can also be considered separate performance obligations if the warranty provides services beyond assurance that a product complies with agreed-upon specification or if a warranty can be purchased separately. The Company does not incur significant obligations for customer returns and refunds.

The Company has certain contracts with variable consideration in the form of volume discounts, rebates and early payment options, which may affect the transaction price used as the basis for revenue recognition. In these contracts, the amount of the variable consideration is allocated among the various performance obligations in the customer contract based on the relative standalone selling price of each performance obligation to the total standalone value of all the performance obligations.

Payment terms generally begin upon shipment of the product. The Company does have contracts with multiple billing terms that are all due within one year from when the product is delivered. No significant financing component exists. Payment terms are generally 30-60 days from the time of shipment or customer acceptance, but terms can be shorter or longer, not exceeding one year. For customer contracts that have revenue recognized over time, revenue is generally recognized prior to a payment being due from the customer. In such cases, the Company recognizes a contract asset at the time the revenue is recognized. When payment becomes due based on the contract terms, the Company reduces the contract asset and records a receivable. In contracts with billing milestones or in other instances with a long production cycle or concerns about credit, customer advance payments are received. The Company may receive a payment in excess of revenue recognized to that date. In these circumstances, a contract liability is recorded. Contract liabilities are derecognized when the performance obligations are satisfied and revenue is recognized.

The outstanding contract asset and (liability) accounts were as follows:

2018
(In thousands)
Contract assets – January 1, 2018	$32,658
Contract assets – December 31, 2018	58,266

Change in contract assets – increase (decrease)	25,608

Contract liabilities – January 1, 2018	117,058
Contract liabilities – December 31, 2018	146,162

Change in contract liabilities – (increase) decrease	(29,104)

Net Change	$(3,496)

The net change was primarily driven by higher acquired contract assets compared to acquired contract liabilities related to the 2018 acquisitions. In 2018, the Company recognized revenue of $97 million that was previously included in the beginning balance of contract liabilities.

Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At December 31, 2018, $8.9 million of Customer advanced payments (contract liabilities) were recorded in Other long-term liabilities in the consolidated balance sheet. In conjunction with the January 1, 2018 adoption of ASC 606, in the consolidated balance sheet, approximately $14 million was reclassified to contract assets that was previously reported in Other current assets at December 31, 2017. Also, at January 1, 2018, in the consolidated balance sheet, approximately $114 million was reclassified to Customer advanced payments that was previously reported in Accounts payable of approximately $76 million, Accrued liabilities of approximately $26 million and other of approximately $12 million at December 31, 2017.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company applied the practical expedient to not disclose the value of remaining performance obligations for contracts with an original expected term of one year or less. Remaining performance obligations exceeding one year as of December 31, 2018 were $187.2 million. Remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from December 31, 2018, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

Geographic Areas

Information about the Company’s operations in different geographic areas for the year ended December 31, 2018 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	2018
	EIG	EMG	Total
	(In thousands)
United States	$1,446,974	$950,358	$2,397,332

International(1):
United Kingdom	61,513	135,077	196,590
European Union countries	389,032	399,547	788,579
Asia	780,135	205,047	985,182
Other foreign countries	351,305	126,884	478,189

Total international	1,581,985	866,555	2,448,540

Consolidated net sales	$3,028,959	$1,816,913	$4,845,872

(1)	Includes U.S. export sales of $1,269.4 million.

Information about the Company’s operations in different geographic areas for the year ended December 31, 2017 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	2017
	EIG	EMG	Total
	(In thousands)

United States	$1,284,570	$801,610	$2,086,180

International(1):

United Kingdom	59,319	127,215	186,534

European Union countries	327,970	364,146	692,116

Asia	685,070	194,356	879,426

Other foreign countries	333,625	122,289	455,914

Total international	1,405,984	808,006	2,213,990

Consolidated net sales	$2,690,554	$1,609,616	$4,300,170

(1)	Includes U.S. export sales of $1,142.3 million.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Information about the Company’s operations in different geographic areas for the year ended December 31, 2016 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	2016
	EIG	EMG	Total
	(In thousands)

United States	$1,110,795	$718,546	$1,829,341

International(1):

United Kingdom	50,880	137,820	188,700

European Union countries	287,391	331,747	619,138

Asia	611,819	174,049	785,868

Other foreign countries	299,396	117,644	417,040

Total international	1,249,486	761,260	2,010,746

Consolidated net sales	$2,360,281	$1,479,806	$3,840,087

(1)	Includes U.S. export sales of $1,036.0 million

Major Products and Services

The Company’s major products and services in the reportable segments were as follows for the year ended December 31:

	2018
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,120,448	$—	$2,120,448
Aerospace and power	908,511	456,517	1,365,028
Automation and engineered solutions	—	1,360,396	1,360,396

Consolidated net sales	$3,028,959	$1,816,913	$4,845,872

Timing of Revenue Recognition

The Company’s timing of revenue recognition was as follows for the year ended December 31:

	2018
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$2,533,718	$1,690,124	$4,223,842
Products and services transferred over time	495,241	126,789	622,030

Consolidated net sales	$3,028,959	$1,816,913	$4,845,872

Product Warranties

The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary among the Company’s operations, but the majority do not exceed one year. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses. Product warranty obligations are reported as a component of Accrued liabilities in the consolidated balance sheet.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in the accrued product warranty obligation were as follows:

	2018	2017	2016
	(In thousands)

Balance at the beginning of the year	$22,872	$22,007	$22,761
Accruals for warranties issued during the year	13,897	15,951	16,046
Settlements made during the year	(14,509)	(17,854)	(17,732)
Warranty accruals related to acquired businesses and other during the year	1,222	2,768	932

Balance at the end of the year	$23,482	$22,872	$22,007

4. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. See Note 6 for discussion of acquisition date fair value of contingent payment liability.

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

	2018	2017
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$7,655	$8,060

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets in the consolidated balance sheet.

For the years ended December 31, 2018 and 2017, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the years ended December 31, 2018 and 2017.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at December 31, 2018 and 2017 in the accompanying consolidated balance sheet.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at December 31:

	2018		2017
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,378,809)	$(2,368,676)	$(2,174,289)	$(2,210,466)

The fair value of short-term borrowings, net approximates the carrying value. Short-term borrowings, net are valued as level 2 liabilities as they are corroborated by observable market data. The Company’s long-term debt, net is all privately held with no public market for this debt, therefore, the fair value of long-term debt, net was computed based on comparable current market data for similar debt instruments and is considered to be a level 3 liability. See Note 10 for long-term debt principal amounts, interest rates and maturities.

Foreign Currency

At December 31, 2018, the Company had a Canadian dollar forward contract for a total notional value of 30.0 million Canadian dollars ($1.0 million fair value unrealized loss at December 31, 2018) outstanding. At December 31, 2017, the Company had a Canadian dollar forward contract for a total notional value of 83.0 million Canadian dollars ($1.5 million fair value unrealized gain at December 31, 2017) which settled in first quarter of 2018. For the year ended December 31, 2018 and 2017, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as accounting hedges.

5. Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2018 and 2017, these net investment hedges included British-pound- and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At December 31, 2018 and 2017, the Company had $389.2 million and $412.4 million, respectively, of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At December 31, 2018 and 2017, the Company had $658.7 million and $601.0 million, respectively, in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $50.8 million of pre-tax currency remeasurement gains and $109.4 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2018 and 2017, respectively.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Acquisitions

The Company spent $1,129.3 million in cash, net of cash acquired, to acquire FMH Aerospace (“FMH”) in January 2018, SoundCom Systems (“SoundCom”) in April 2018, Motec GmbH in June 2018, Forza Silicon Corporation (“Forza”) and Telular Corporation in October 2018 and Spectro Scientific Corporation in November 2018. FMH is a provider of complex, highly-engineered solutions for the aerospace, defense and space industries. SoundCom provides design, integration, installation and support of clinical workflow and communication systems for healthcare facilities, educational institutions and corporations. SoundCom also serves as a value-added reseller for Rauland-Borg Corporation (“Rauland”) in the Midwest portion of the United States. Motec is a provider of integrated vision systems serving the high growth mobile machine vision market. Motec’s ruggedized vision products and integrated software solutions provide customers with improved operational efficiency and enhanced safety across a variety of critical mobile machine applications in transportation, agriculture, logistics and construction. Forza is a leader in the design and production of high-performance imaging sensors used in medical, defense and industrial applications. Telular is a provider of communication solutions for logistics management, tank monitoring and security applications. Spectro Scientific is a provider of machine condition monitoring solutions for critical assets in high-value industrial applications. FMH is part of EMG. SoundCom, Motec, Forza, Telular and Spectro Scientific are part of EIG.

The following table represents the allocation of the aggregate purchase price for the net assets of the 2018 acquisitions based on their estimated fair values at acquisition (in millions):

	Telular	Other	Total
Property, plant and equipment	$54.7	$19.9	$74.6
Goodwill	214.7	320.5	535.2
Other intangible assets	265.2	257.6	522.8
Long-term liabilities	—	(7.9)	(7.9)
Deferred income taxes	(28.0)	(42.0)	(70.0)
Net working capital and other(1)	16.1	58.5	74.6

Total cash paid	$522.7	$606.6	$1,129.3

(1)	Includes $51.0 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the 2018 acquisitions as follows: FMH’s products and solutions further broaden the Company’s differentiated product offerings in the aerospace and defense markets. SoundCom expands Rauland’s presence in the healthcare and education markets in the Midwest while providing customers with expanded value-added solutions and services. Motec’s vision systems complement the Company’s existing instrumentation businesses by expanding its portfolio of solutions to its customers. Forza provides the Vision Research business with custom sensor design and production capability, allowing for accelerated development of next generation sensor technology for use across the Company’s market leading, high-speed cameras. Telular’s end-to-end solutions include purpose-built hardware, proprietary software and wireless connectivity services to enhance the efficiency and safety of critical assets. The combination of Telular’s IoT capabilities and the Company’s highly differentiated measurement technology provides additional growth opportunities for its businesses. Spectro Scientific’s differentiated solutions serve an increasing need for predictive maintenance in a broad and growing set of end markets, including military and defense, process, power generation and transportation. Spectro Scientific expands the Company’s strategy to integrate instrumentation data with cloud-based software and analytics. The Company expects approximately $94 million of the goodwill recorded relating to the 2018 acquisitions will be tax deductible in future years.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2018, the purchase price allocated to other intangible assets of $522.8 million consists of $82.3 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $440.5 million of other intangible assets consists of $359.8 million customer relationships, which are being amortized over a period of 10 to 20 years and $80.7 million of purchased technology, which is being amortized over a period of nine to 18 years. Amortization expense for each of the next five years for the 2018 acquisitions is expected to approximate $26.9 million per year.

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its fourth quarter of 2018 acquisitions of Forza, Telular and Spectro Scientific including inventory, property, plant and equipment, goodwill, trade names, customer relationships and purchased technology and the accounting for income taxes. The Company is in the process of finalizing the accounting for income taxes for its April 2018 acquisition of SoundCom and its June 2018 acquisition of Motec.

The 2018 acquisitions had an immaterial impact on reported net sales, net income and diluted earnings per share for the year ended December 31, 2018. Had the 2018 acquisitions been made at the beginning of 2018 or 2017, unaudited pro forma net sales, net income and diluted earnings per share for the years ended December 31, 2018 and 2017, respectively, would not have been materially different than the amounts reported.

In 2017, the Company spent $556.6 million in cash, net of cash acquired, to acquire Rauland in February 2017, MOCON, Inc. in June 2017 and Arizona Instrument LLC in December 2017. The Rauland acquisition included a $30 million contingent payment due upon the achievement of certain milestones as described further below. Rauland is a global provider of enterprise clinical and education communications solutions for hospitals, healthcare systems and educational facilities. MOCON is a provider of laboratory and field gas analysis instrumentation to research laboratories, production facilities and quality control departments in food and beverage, pharmaceutical and industrial applications. Arizona Instrument is a provider of differentiated, high-precision moisture and gas measurement instruments in food, pharmaceutical and environmental markets. Rauland, MOCON and Arizona Instrument are part of EIG.

The Rauland acquisition included a potential $30 million contingent payment due upon Rauland achieving a certain cumulative revenue target over the period October 1, 2016 to September 30, 2018. At the acquisition date, the estimated fair value of the contingent payment liability was $25.5 million, which was based on a probabilistic approach using level 3 inputs. At September 30, 2018, Rauland achieved the target. The $30.0 million contingent payment was made in the fourth quarter of 2018.

In 2016, the Company spent $391.4 million in cash, net of cash acquired, to acquire Brookfield Engineering Laboratories (“Brookfield”) and ESP/SurgeX in January 2016, HS Foils and Nu Instruments in July 2016 and Laserage Technology Corporation (“Laserage”) in October 2016. Brookfield is a manufacturer of viscometers and rheometers, as well as instrumentation to analyze texture and powder flow. ESP/SurgeX is a manufacturer of energy intelligence and power protection, monitoring and diagnostic solutions. HS Foils develops and manufactures key components used in radiation detectors including ultra-thin radiation windows, silicon drift detectors and x-ray filters. Nu Instruments is a provider of magnetic sector mass spectrometers used for elemental and isotope analysis. Laserage is a provider of laser fabrication services for the medical device market. Brookfield, ESP/SurgeX, HS Foils and Nu Instruments are part of EIG and Laserage is part of EMG.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)

Balance at December 31, 2016	$1,817.0	$1,002.0	$2,819.0

Goodwill acquired	225.6	—	225.6

Purchase price allocation adjustments and other	0.5	0.6	1.1

Foreign currency translation adjustments	33.9	36.0	69.9

Balance at December 31, 2017	2,077.0	1,038.6	3,115.6
Goodwill acquired	396.2	139.0	535.2
Purchase price allocation adjustments and other	(1.6)	—	(1.6)
Foreign currency translation adjustments	(19.6)	(17.6)	(37.2)

Balance at December 31, 2018	$2,452.0	$1,160.0	$3,612.0

Other intangible assets were as follows at December 31:

	2018	2017
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$51,348	$52,548
Purchased technology	405,204	328,301
Customer lists	1,966,709	1,621,652

	2,423,261	2,002,501

Accumulated amortization:
Patents	(37,768)	(36,998)
Purchased technology	(127,363)	(110,298)
Customer lists	(538,504)	(450,814)

	(703,635)	(598,110)

Net intangible assets subject to amortization	1,719,626	1,404,391

Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	684,145	608,974

	$2,403,771	$2,013,365

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

Amortization expense was $114.1 million, $101.2 million and $104.9 million (including impairment of $13.9 million) for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense for each of the next five years is expected to approximate $133 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Other Consolidated Balance Sheet Information

	December 31,
	2018	2017
	(In thousands)
INVENTORIES, NET
Finished goods and parts	$107,289	$84,789
Work in process	117,899	107,362
Raw materials and purchased parts	399,556	348,353

	$624,744	$540,504

PROPERTY, PLANT AND EQUIPMENT, NET
Land	$41,751	$42,851
Buildings	315,250	295,023
Machinery and equipment	1,022,362	923,394

	1,379,363	1,261,268
Less: Accumulated depreciation	(825,233)	(767,972)

	$554,130	$493,296

ACCRUED LIABILITIES
Employee compensation and benefits	$150,006	$151,435
Product warranty obligation	23,482	22,872
Restructuring	24,149	30,046
Contingent purchase price	3,000	25,500
Other	113,794	128,698

	$314,431	$358,551

	2018	2017	2016
	(In thousands)

ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS RECEIVABLE

Balance at the beginning of the year	$10,401	$10,257	$8,555
Additions charged to expense	1,667	2,800	4,124
Write-offs	(2,335)	(3,208)	(2,304)
Foreign currency translation adjustments and other	(463)	552	(118)

Balance at the end of the year	$9,270	$10,401	$10,257

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes

The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)

Income before income taxes:
Domestic	$555,077	$447,853	$397,215
Foreign	432,668	348,876	295,888

Total	$987,745	$796,729	$693,103

Provision for income taxes:
Current:
Federal	$204,712	$127,874	$116,898
Foreign	51,686	71,846	63,170
State	27,096	6,744	6,509

Total current	283,494	206,464	186,577

Deferred:
Federal	(62,095)	(97,465)	5,273
Foreign	(3,872)	6,204	(8,434)
State	(7,715)	56	(2,471)

Total deferred	(73,682)	(91,205)	(5,632)

Total provision	$209,812	$115,259	$180,945

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2018	2017
	(In thousands)
Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation	$46,103	$39,816
Reserves not currently deductible	(41,159)	(42,966)
Pensions	29,624	11,452
Differences in basis of intangible assets and accelerated amortization	554,597	455,690
Net operating loss carryforwards	(52,142)	(10,376)
Share-based compensation	(15,399)	(13,434)
Unremitted earnings	12,598	84,356
Other	(24,492)	(23,176)

	509,730	501,362
Less: Valuation allowance	8,634	3,100

	518,364	504,462
Portion included in noncurrent assets	9,972	8,064

Gross noncurrent deferred tax liability	528,336	512,526

Net deferred tax liability	$528,336	$512,526

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2018	2017	2016
U.S. Federal statutory rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.2	0.4	0.6
Foreign operations, net	(0.1)	(6.8)	(7.1)
U.S. Benefits for Manufacturing, Export and credits	(1.8)	(1.8)	(2.4)
Uncertain Tax Items	1.7	0.4	(0.4)
Stock compensation	(0.5)	(1.5)	0.2
Net deferred tax revaluation	(0.1)	(23.3)	—
US Tax on Foreign Earnings	(0.1)	11.9	—
Other	(0.1)	0.2	0.2

Consolidated effective tax rate	21.2%	14.5%	26.1%

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, which is also commonly referred to as “U.S. tax reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result, in the fourth quarter of 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes. The $91.6 million net benefit consisted of a $185.8 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate and $94.2 million expense mostly relating to the one-time mandatory tax on previously deferred earnings of certain non-U.S. subsidiaries that are owned either wholly or partially by a U.S. subsidiary of the Company as discussed further below.

During 2018 the Company finalized the calculations of the Tax Act transitional tax items and reported a favorable $11.8 million tax benefit of which $10.4 million relates to the one-time mandatory deemed repatriation tax and $1.4 million relates to the remeasurement of the net deferred tax liabilities in the U.S. for the impact of the lower tax rates. The Company elected to pay the cash tax cost of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries over an eight-year period. As of December 31, 2018, the Company has a remaining cash tax obligation of $66.8 million of which $5.9 million is payable within the next twelve months.

The Company has evaluated the impact of the global intangible low-taxed income (“GILTI”) section of the Tax Act and has made a tax accounting policy election to record the annual tax cost of GILTI as a current period expense when incurred and, as such, will not be measuring an impact of GILTI in its determination of deferred taxes.

As a result of the one-time mandatory deemed repatriation and the taxable inclusions under the GILTI provisions of the Tax Act, the Company has approximately $555 million in previously taxed income (“PTI”) as of December 31, 2018 which can be repatriated without incremental U.S. Federal tax. The Company intends to reinvest its earnings indefinitely in operations outside the United States except to the extent of the PTI.

As of December, 31 2018 and 2017, the Company recorded deferred income taxes totaling $12.6 million and $13.3 million respectively in state income and foreign withholding taxes expected to be incurred when the cash amounts related to the mandatory tax are ultimately repatriated to the U.S.

The Company is acquisitive and at times acquires entities with tax attributes (net operating losses or tax credits) that carry over to post-acquisition tax periods of the Company. At December 31, 2018, the Company had

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tax effected benefits of $52.1 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $34.4 million for federal income tax purposes with no valuation allowance, $16.6 million for state income tax purposes with a valuation allowance of $0.9 and $1.1 million for foreign income tax purposes with a valuation allowance of $1.1 million. These net operating loss carryforwards, if not used, will expire between 2019 and 2038.

At December 31, 2018, the Company had tax effected benefits of $7.9 million related to tax credit carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes tax credit carryforwards of $2.1 million for federal income tax purposes with a valuation allowance of $1.6 million, $5.8 million for state income tax purposes with a valuation allowance of $1.5 million, and no remaining credit carryforwards for foreign income tax purposes. These tax credit carryforwards, if not used, will expire between 2019 and 2038.

The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for state and foreign net operating loss carryforwards and tax credits. In 2018, the Company recorded an increase of $5.5 million in the valuation allowance of which $2.0 million relates to acquired state loss and credit carryforwards that are not expected to be utilized and $3.5 million for non-deductible interest expense in states that conform to the Tax Act. There are no material uncertainties related to the realization of any deferred tax assets and their realization does not materially depend on specific tax planning strategies being implemented or changes in future levels of expected profits.

At December 31, 2018, the Company had gross unrecognized tax benefits of $119.3 million, of which $73.1 million, if recognized, would impact the effective tax rate. At December 31, 2017, the Company had gross unrecognized tax benefits of $60.3 million, of which $51.7 million, if recognized, would impact the effective tax rate.

At December 31, 2018 and 2017, the Company reported $14.0 million and $9.7 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2018 and 2017, the Company recognized a net expense of $8.9 million and $0.9 million, and during 2016, the Company recognized a net benefit of $1.8 million, respectively, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.

Approximately 60% of the Company’s overall tax liability is incurred in the United States. The Company files income tax returns in various other state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. At December 31, 2018, there were no tax years currently under examination by the Internal Revenue Service (“IRS”) related to the U.S. consolidated tax group, although a separate examination of a pre-acquisition net operating loss is ongoing related to a recently acquired company for which no material liability is expected. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.

During 2018, the Company added $81.6 million of tax, interest and penalties related to identified uncertain tax positions and reversed $18.4 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2017, the Company added $15.4 million of tax, interest and penalties to identified uncertain tax positions and reversed $12.1 million of tax and interest related to statute expirations.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2018	2017	2016
	(In millions)
Balance at the beginning of the year	$60.3	$57.9	$63.8
Additions for tax positions related to the current year	21.8	10.0	5.5
Additions for tax positions of prior years	53.5	3.1	1.5
Reductions for tax positions of prior years	(3.9)	(2.8)	(3.6)
Reductions related to settlements with taxing authorities	—	—	(3.4)
Reductions due to statute expirations	(12.4)	(7.9)	(5.9)

Balance at the end of the year	$119.3	$60.3	$57.9

In 2018, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain higher transfer pricing risks for hard to value intangible assets that may more likely be asserted following U.S. tax reform as taxpayers react and adapt to new tax planning initiatives; the reductions above primarily relate to statute expirations. At December 31, 2018, tax, interest and penalties of $131.7 million were classified as a noncurrent liability. The net change in uncertain tax positions for the year ended December 31, 2018 resulted in an increase to income tax expense of $23.8 million, which reflects the increase of $59 million in gross uncertain tax positions less offsetting benefits reported as decreases to deferred tax liabilities or increases in long-term taxes receivable.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Debt

Long-term debt, net consisted of the following at December 31:

	2018	2017
	(In thousands)
U.S. dollar 6.35% senior notes due July 2018	$—	$80,000
U.S. dollar 7.08% senior notes due September 2018	—	160,000
U.S. dollar 7.18% senior notes due December 2018	—	65,000
U.S. dollar 6.30% senior notes due December 2019	100,000	100,000
U.S. dollar 3.73% senior notes due September 2024	300,000	300,000
U.S. dollar 3.91% senior notes due June 2025	50,000	50,000
U.S. dollar 3.96% senior notes due August 2025	100,000	100,000
U.S. dollar 4.18% senior notes due December 2025	275,000	—
U.S. dollar 3.83% senior notes due September 2026	100,000	100,000
U.S. dollar 4.32% senior notes due December 2027	150,000	—
U.S. dollar 4.37% senior notes due December 2028	50,000	—
U.S. dollar 3.98% senior notes due September 2029	100,000	100,000
U.S. dollar 4.45% senior notes due August 2035	50,000	50,000
British pound 4.68% senior note due September 2020	102,082	108,180
British pound 2.59% senior note due November 2028	191,405	202,840
British pound 2.70% senior note due November 2031	95,700	101,420
Euro 1.34% senior notes due October 2026	343,666	360,620
Euro 1.71% senior notes due December 2027	85,916	—
Euro 1.53% senior notes due October 2028	229,108	240,414
Swiss franc 2.44% senior note due December 2021	55,932	56,452
Revolving credit facility borrowings	260,000	—
Other, principally foreign	2,278	4,589
Less: Debt issuance costs	(8,374)	(5,226)

Total debt, net	2,632,713	2,174,289
Less: Current portion, net	(358,876)	(308,123)

Total long-term debt, net	$2,273,837	$1,866,166

Maturities of long-term debt borrowings outstanding at December 31, 2018 were as follows: $102.1 million in 2020; $55.9 million in 2021; none in 2022; none in 2023; $300.0 million in 2024; and $1,815.8 million in 2025 and thereafter.

In the fourth quarter of 2018, the Company paid in full, at maturity, $65 million in aggregate principal amount of 7.18% private placement senior notes.

In the third quarter of 2018, the Company paid in full, at maturity, $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes.

In the fourth quarter of 2017, the Company paid in full, at maturity, $270 million in aggregate principal amount of 6.20% private placement senior notes.

In December 2018, the Company completed a private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors (the “2018 Private Placement”). There are

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

two funding dates under the 2018 Private Placement. The first funding occurred in December 2018 for $475 million and 75 million Euros ($85.1 million). The second funding was in January 2019 for $100 million. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the first funding of the 2018 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility. The proceeds from the second funding of the 2018 Private Placement will provide the Company with additional financial flexibility to support its growth plans, including its acquisition strategy.

In December 2007, the Company issued $100 million in aggregate principal amount of 6.30% private placement senior notes due December 2019. In July 2008, the Company issued $80 million in aggregate principal amount of 6.35% private placement senior notes due July 2018 (paid in full, at maturity, as previously noted). In September 2008, the Company issued $160 million in aggregate principal amount of 7.08% private placement senior notes due September 2018 (paid in full, at maturity, as previously noted). In December 2008, the Company issued $65 million in aggregate principal amount of 7.18% private placement senior notes due December 2018 (paid in full, at maturity, as previously noted). In September 2014, the Company issued $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. In June 2015, the Company issued $50 million in aggregate principal amount of 3.91% senior notes due June 2025. In August 2015, the Company issued $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035.

In September 2010, the Company issued an 80 million British pound ($102.1 million at December 31, 2018) 4.68% senior note due September 2020. In December 2011, the Company issued a 55 million Swiss franc ($55.9 million at December 31, 2018) 2.44% senior note due December 2021. In October 2016, the Company issued 300 million Euros ($343.7 million at December 31, 2018) in aggregate principal amount of 1.34% senior notes due October 2026 and 200 million Euros ($229.1 million at December 31, 2018) in aggregate principal amount of 1.53% senior notes due October 2028. In November 2016, the Company issued 150 million British pounds ($191.4 million at December 31, 2018) in aggregate principal amount of 2.59% senior notes due November 2028 and 75 million British pounds ($95.7 million at December 31, 2018) in aggregate principal amount of 2.70% senior notes due November 2031.

In October 2018, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $850 million revolving credit facility, which was due to expire in March 2021. The Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $1.5 billion with a final maturity date in October 2023. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $500 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its acquisition strategy. At December 31, 2018, the Company had available borrowing capacity of $1,705.1 million under its revolving credit facility, including the $500 million accordion feature.

Interest rates on outstanding borrowings under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At December 31, 2018 the Company had $260.0 million of borrowings outstanding under the revolving credit facility. At December 31, 2017, the Company did not have any

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

borrowings outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2018 and 2017 was 1.40% and 1.61%, respectively. The Company had outstanding letters of credit primarily under the revolving credit facility totaling $35.1 million and $42.1 million at December 31, 2018 and 2017, respectively.

The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2018.

Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $49.1 million and $45.4 million at December 31, 2018 and 2017, respectively. At December 31, 2018, foreign subsidiaries had debt borrowings outstanding totaling $2.3 million, which was reported in short-term borrowings. At December 31, 2017, foreign subsidiaries had debt borrowings outstanding totaling $4.6 million, which was reported in short-term borrowings.

The weighted average interest rate on total debt borrowings outstanding at December 31, 2018 and 2017 was 3.7% and 4.2%, respectively.

11. Share-Based Compensation

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Total share-based compensation expense was as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)
Stock option expense	$11,390	$9,895	$9,984
Restricted stock expense	14,400	15,196	12,046
PRSU expense	1,525	—	—

Total pre-tax expense	$27,315	$25,091	$22,030

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

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2018	2017	2016
Expected volatility	17.3%	18.0%	21.8%
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate	2.81%	1.94%	1.23%
Expected dividend yield	0.76%	0.60%	0.77%
Black-Scholes-Merton fair value per stock option granted	$14.12	$11.05	$9.14

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)

Outstanding at the beginning of the year	5,583	$48.99
Granted	885	73.45
Exercised	(698)	42.35
Forfeited	(140)	56.55
Expired	(1)	42.98

Outstanding at the end of the year	5,629	$53.46	4.2	$85.2

Exercisable at the end of the year	3,135	$47.19	2.6	$64.3

The aggregate intrinsic value of stock options exercised during 2018, 2017 and 2016 was $23.9 million, $41.3 million and $16.2 million, respectively. The total fair value of stock options vested during 2018, 2017 and 2016 was $10.1 million, $12.4 million and $10.8 million, respectively.

The following is a summary of the Company’s nonvested stock option activity and related information for the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)

Nonvested stock options outstanding at the beginning of the year	2,699	$10.47
Granted	885	14.12
Vested	(950)	10.61
Forfeited	(140)	10.81

Nonvested stock options outstanding at the end of the year	2,494	$11.69

As of December 31, 2018, there was approximately $20 million of expected future pre-tax compensation expense related to the 2.5 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s nonvested restricted stock activity and related information for the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)

Nonvested restricted stock outstanding at the beginning of the year	932	$53.53
Granted	238	73.66
Vested	(221)	52.74
Forfeited	(58)	55.84

Nonvested restricted stock outstanding at the end of the year	891	$58.98

The total fair value of restricted stock vested during 2018, 2017 and 2016 was $11.6 million, $15.8 million and $11.1 million, respectively. The weighted average fair value of restricted stock granted per share during 2018 and 2017 was $73.66 and $60.35, respectively. As of December 31, 2018, there was approximately $28 million of expected future pre-tax compensation expense related to the 0.9 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than two years.

12. Retirement Plans and Other Postretirement Benefits

Retirement and Pension Plans

The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.

The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $2 million to $6 million to its worldwide defined benefit pension plans in 2019.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:

U.S. Defined Benefit Pension Plans:

	2018	2017
	(In thousands)

Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$520,376	$498,850
Service cost	3,777	3,538
Interest cost	19,183	20,693
Actuarial (gains) losses	(43,163)	26,922
Gross benefits paid	(30,127)	(29,627)
Acquisition	1,460	—

Net projected benefit obligation at the end of the year	$471,506	$520,376

Change in plan assets:
Fair value of plan assets at the beginning of the year	$619,993	$517,073
Actual return on plan assets	(39,022)	92,058
Employer contributions	541	40,489
Gross benefits paid	(30,127)	(29,627)
Acquisition	802	—

Fair value of plan assets at the end of the year	$552,187	$619,993

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Defined Benefit Pension Plans:

	2018	2017
	(In thousands)

Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$284,178	$258,297
Service cost	3,102	3,600
Interest cost	6,495	6,732
Foreign currency translation adjustments	(15,568)	26,457
Employee contributions	108	228
Actuarial gains	(4,674)	(1,563)
Expenses paid from assets	(572)	(608)
Gross benefits paid	(11,114)	(8,964)
Plan amendments	6,808	(1)

Net projected benefit obligation at the end of the year	$268,763	$284,178

Change in plan assets:
Fair value of plan assets at the beginning of the year	$226,968	$188,935
Actual return on plan assets	(11,171)	13,869
Employer contributions	4,521	14,307
Employee contributions	108	228
Foreign currency translation adjustments	(11,939)	19,201
Expenses paid from assets	(572)	(608)
Gross benefits paid	(11,114)	(8,964)

Fair value of plan assets at the end of the year	$196,801	$226,968

The accumulated benefit obligation consisted of the following at December 31:

U.S. Defined Benefit Pension Plans:

	2018	2017
	(In thousands)
Funded plans	$456,319	$503,309
Unfunded plans	5,453	6,046

Total	$461,772	$509,355

Foreign Defined Benefit Pension Plans:

	2018	2017
	(In thousands)
Funded plans	$220,842	$235,787
Unfunded plans	39,459	39,531

Total	$260,301	$275,318

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Weighted average assumptions used to determine benefit obligations at December 31:

	2018	2017
U.S. Defined Benefit Pension Plans:
Discount rate	4.40%	3.75%
Rate of compensation increase (where applicable)	3.75%	3.75%
Foreign Defined Benefit Pension Plans:
Discount rate	2.59%	2.39%
Rate of compensation increase (where applicable)	2.50%	2.50%

The following is a summary of the fair value of plan assets for U.S. plans at December 31:

	2018			2017
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Corporate debt instruments	$2,440	$—	$2,440	$1,757	$—	$1,757
Corporate debt instruments – Preferred	10,967	—	10,967	12,574	—	12,574
Corporate stocks – Common	115,013	115,013	—	137,693	137,693	—
Municipal bonds	488	—	488	565	—	565
Registered investment companies	279,006	279,006	—	289,693	289,693	—
U.S. Government securities	362	—	362	246	—	246

Total investments	408,276	394,019	14,257	442,528	427,386	15,142

Investments measured at net asset value	143,911	—	—	177,465	—	—

Total investments	$552,187	$394,019	$14,257	$619,993	$427,386	$15,142

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

The expected long-term rate of return on these plan assets was 7.50% in 2018 and 2017. Equity securities included 512,565 shares of AMETEK, Inc. common stock with a market value of $34.7 million (6.3% of total plan investment assets) at December 31, 2018 and 512,565 shares of AMETEK, Inc. common stock with a market value of $37.1 million (6.0% of total plan investment assets) at December 31, 2017.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31:

	2018		2017
Asset Class	Total	Level 3	Total	Level 3
	(In thousands)
Life insurance	$18,685	$18,685	$21,294	$21,294

Total investments	18,685	18,685	21,294	21,294

Investments measured at net asset value	178,116	—	205,674	—

Total investments	$196,801	$18,685	$226,968	$21,294

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)

Balance, December 31, 2016	$18,147

Actual return on assets:

Unrealized gains relating to instruments still held at the end of the year	3,147

Realized gains (losses) relating to assets sold during the year	—

Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2017	21,294

Actual return on assets:
Unrealized losses relating to instruments still held at the end of the year	(2,609)
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2018	$18,685

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

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return for U.S. plans is 7.50% and 6.52% for foreign plans in 2019.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:

U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2018	2017	2018	2017
	(In thousands)
Benefit obligation	$6,928	$6,046	$6,928	$6,046
Fair value of plan assets	809	—	809	—

Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2018	2017	2018	2017
	(In thousands)
Benefit obligation	$268,763	$186,756	$260,301	$180,779
Fair value of plan assets	196,801	127,170	196,801	127,170

The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2018	2017
	(In thousands)

Funded status asset (liability):
Fair value of plan assets	$748,988	$846,961
Projected benefit obligation	(740,269)	(804,553)

Funded status at the end of the year	$8,719	$42,408

Amounts recognized in the consolidated balance sheet consisted of:
Noncurrent asset for pension benefits (other assets)	$86,799	$108,039
Current liabilities for pension benefits	(1,905)	(1,901)
Noncurrent liability for pension benefits	(76,175)	(63,730)

Net amount recognized at the end of the year	$8,719	$42,408

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2018	2017
	(In thousands)
Net actuarial loss	$244,511	$178,466
Prior service costs	4,432	(1,102)
Transition asset	7	7

Total recognized	$248,950	$177,371

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31:

	2018	2017	2016
	(In thousands)

Defined benefit plans:
Service cost	$6,879	$7,138	$6,622
Interest cost	25,678	27,424	30,049
Expected return on plan assets	(59,325)	(53,442)	(51,140)
Amortization of:
Net actuarial loss	12,092	14,591	10,224
Prior service costs	(49)	(47)	(52)
Transition asset	1	1	1

Total net periodic benefit income	(14,724)	(4,335)	(4,296)

Other plans:
Defined contribution plans	28,829	24,280	23,881
Foreign plans and other	6,185	5,866	5,694

Total other plans	35,014	30,146	29,575

Total net pension expense	$20,290	$25,811	$25,279

The total net periodic benefit expense (income) is included in Cost of sales, General and administrative expense and Other income and expense in the consolidated statement of income. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2019 for the net actuarial losses and prior service costs is expected to be approximately $16 million.

The following weighted average assumptions were used to determine the above net periodic pension benefit expense for the years ended December 31:

	2018	2017	2016

U.S. Defined Benefit Pension Plans:
Discount rate	4.40%	4.25%	4.80%
Expected return on plan assets	7.50%	7.50%	7.75%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%
Foreign Defined Benefit Pension Plans:
Discount rate	2.59%	2.56%	3.62%
Expected return on plan assets	6.52%	6.79%	6.95%
Rate of compensation increase (where applicable)	2.50%	2.50%	2.88%

Estimated Future Benefit Payments

The estimated future benefit payments for U.S. and foreign plans are as follows: 2019 – $39.7 million; 2020 –$40.4 million; 2021 – $41.4 million; 2022 – $41.9 million; 2023 – $43.5 million; 2024 to 2028 – $220.3 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

Postretirement Plans and Postemployment Benefits

The Company provides limited postretirement benefits other than pensions for certain retirees and a small number of former employees. Benefits under these arrangements are not funded and are not significant.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also provides limited postemployment benefits for certain former or inactive employees after employment but before retirement. Those benefits are not significant in amount.

The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $14.4 million and $25.4 million at December 31, 2018 and 2017, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.

13. Contingencies

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2018, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at December 31, 2018 and 2017 were $27.8 million and $30.1 million, respectively, for both non-owned and owned sites. In 2018, the Company recorded $4.5 million in reserves. Additionally, in 2018 the Company spent $6.6 million on environmental matters and the reserve decreased $0.2 million due to foreign currency translation . The Company’s reserves for environmental liabilities at December 31, 2018 and 2017 included reserves of $9.6 million and $11.6 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At December 31, 2018, the Company had $12.1 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

14. Leases and Other Commitments

Minimum aggregate rental commitments under noncancellable leases in effect at December 31, 2018 (principally for production and administrative facilities and equipment) amounted to $200.0 million, consisting of payments of $43.1 million in 2019, $35.7 million in 2020, $29.0 million in 2021, $23.3 million in 2022, $18.9 million in 2023 and $50 million thereafter. The leases expire over a range of years from 2019 to 2082, with renewal or purchase options, subject to various terms and conditions, contained in most of the leases. Rental expense was $52.5 million in 2018, $49.7 million in 2017 and $46.3 million in 2016.

As of December 31, 2018 and 2017, the Company had $470.2 million and $390.6 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.

The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts actually outstanding at any particular point in time. At December 31, 2018, the maximum amount of future payment obligations relative to these various guarantees was $94.5 million and the outstanding liability under certain of those guarantees was $2.3 million.

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reportable Segment Financial Information

For sales by segment, see Note 3.

	2018	2017	2016
	(In thousands)
Operating income and income before income taxes:
Segment operating income(1)(2):
Electronic Instruments	$782,144	$671,646	$571,077
Electromechanical	363,765	306,779	274,234

Total segment operating income	1,145,909	978,425	845,311
Corporate administrative expenses	(70,369)	(74,805)	(54,332)

Consolidated operating income	1,075,540	903,620	790,979
Interest and other expenses, net	(87,795)	(106,891)	(97,876)

Consolidated income before income taxes	$987,745	$796,729	$693,103

Assets:
Electronic Instruments	$5,625,303	$4,803,575
Electromechanical	2,685,674	2,535,503

Total segment assets	8,310,977	7,339,078
Corporate	351,311	456,986

Consolidated assets	$8,662,288	$7,796,064

Additions to property, plant and equipment(3):
Electronic Instruments	$110,858	$54,321	$45,091
Electromechanical	42,461	36,829	39,340

Total segment additions to property, plant and equipment	153,319	91,150	84,431
Corporate	3,496	3,002	1,914

Consolidated additions to property, plant and equipment	$156,815	$94,152	$86,345

Depreciation and amortization:
Electronic Instruments	$121,709	$108,053	$104,284
Electromechanical	75,801	73,222	73,767

Total segment depreciation and amortization	197,510	181,275	178,051
Corporate	1,980	1,952	1,665

Consolidated depreciation and amortization	$199,490	$183,227	$179,716

(1)

Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment, but does not include interest expense.

(2)	Effective January 1, 2018, the Company retrospectively adopted ASU 2017-07. See Note 2.
(3)	Includes $74.6 million in 2018, $19.1 million in 2017 and $23.1 million in 2016 from acquired businesses.

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Areas

Information about the Company’s operations in different geographic areas for the years ended December 31, 2018 and 2017 is shown below. For sales by geography, see Note 3.

	2018	2017
	(In thousands)
Long-lived assets from continuing operations (excluding intangible assets):
United States	$380,855	$325,908

International(1):
United Kingdom	55,527	62,643
European Union countries	78,524	65,204
Asia	11,846	12,073
Other foreign countries	27,378	27,468

Total international	173,275	167,388

Total consolidated	$554,130	$493,296

(1)	Represents long-lived assets of foreign-based operations only.

16. Additional Consolidated Income Statement and Cash Flow Information

Included in other income are interest and other investment income of $2.0 million, $2.1 million and $1.2 million for 2018, 2017 and 2016, respectively. Income taxes paid in 2018, 2017 and 2016 were $195.2 million, $176.6 million and $180.8 million, respectively. Cash paid for interest was $83.6 million, $96.1 million and $91.8 million in 2018, 2017 and 2016, respectively.

17. Stockholders’ Equity

In 2017, the Company repurchased approximately 114,000 shares of its common stock for $6.9 million in cash under its share repurchase authorization. At December 31, 2017, $368.7 million was available under the Company’s Board of Directors authorization for future share repurchases.

Effective February 1, 2018, the Company’s Board of Directors approved a 56% increase in the quarterly cash dividend on the Company’s common stock to $0.14 per common share from $0.09 per common share. In 2018, the Company repurchased approximately 5,079,000 shares of its common stock for $367.7 million in cash under its share repurchase authorization. At December 31, 2018, $1.0 million was available under the Company’s Board of Directors authorization for future share repurchases. On February 12, 2019, the Company’s Board of Directors approved an increase of $500 million in the authorization for the repurchase of the Company’s common stock.

At December 31, 2018, the Company held 36.5 million shares in its treasury at a cost of $ 1,570.2 million, compared with 31.8 million shares at a cost of $1,209.1 million at December 31, 2017. The number of shares outstanding at December 31, 2018 was 227.1 million shares, compared with 231.2 million shares at December 31, 2017.

18. Restructuring Charges

During the fourth quarter of 2016, the Company recorded pre-tax restructuring charges totaling $25.6 million, which had the effect of reducing net income by $17.0 million. The restructuring charges were

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reported in the consolidated statement of income as follows: $24.0 million in Cost of sales and $1.6 million in Selling, general and administrative expenses. The restructuring charges were reported in operating income as follows: $12.4 million in EIG, $11.6 million in EMG and $1.6 million in corporate administrative expenses. The restructuring actions primarily related to $19.3 million in severance costs for a reduction in workforce and $6.2 million of asset write-downs in response to the impact of a weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities have been broadly implemented across the Company’s various businesses with most actions expected to be completed in 2019.

During the fourth quarter of 2015, the Company recorded pre-tax restructuring charges totaling $20.7 million, which had the effect of reducing net income by $13.9 million. The restructuring charges were reported in the consolidated statement of income as follows: $20.0 million in Cost of sales and $0.7 million in Selling, general and administrative expenses. The restructuring charges were reported in operating income as follows: $9.3 million in EIG, $10.8 million in EMG and $0.7 million in corporate administrative expenses. The restructuring actions primarily related to a reduction in workforce in response to the impact of a weak global economy on certain of the Company’s businesses and the effects of a continued strong U.S. dollar. The restructuring activities have been broadly implemented across the Company’s various businesses with all actions expected to be completed in 2019.

Accrued liabilities in the Company’s consolidated balance sheet included amounts related to the fourth quarters of 2016 and 2015 restructuring charges as follows (in millions):

	Fourth Quarter of 2016 Restructuring	Fourth Quarter of 2015 Restructuring

Balance at December 31, 2016	$19.2	$9.2

Utilization	(6.4)	(2.4)

Foreign currency translation adjustments and other	—	(0.1)

Balance at December 31, 2017	12.8	6.7
Utilization	(5.5)	(1.0)
Foreign currency translation adjustments and other	(2.1)	(0.8)

Balance at December 31, 2018	$5.2	$4.9

AMETEK, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2018
Net sales(1)	$1,172,647	$1,208,935	$1,192,962	$1,271,328	$4,845,872
Operating income	$258,168	$270,086	$265,266	$282,020	$1,075,540
Net income(2)	$181,340	$193,860	$191,213	$211,520	$777,933
Basic earnings per share(2)(3)	$0.79	$0.84	$0.83	$0.92	$3.37
Diluted earnings per share(2)(3)	$0.78	$0.83	$0.82	$0.91	$3.34
Dividends paid per share	$0.14	$0.14	$0.14	$0.14	$0.56

2017

Net sales	$1,007,682	$1,064,604	$1,084,799	$1,143,085	$4,300,170

Operating income(4)(5)	$217,447	$229,549	$230,038	$226,586	$903,620

Net income(5)(6)	$138,926	$150,481	$153,531	$238,532	$681,470

Basic earnings per share(3)(5)(6)	$0.61	$0.65	$0.67	$1.03	$2.96

Diluted earnings per share(3)(5)(6)	$0.60	$0.65	$0.66	$1.03	$2.94

Dividends paid per share	$0.09	$0.09	$0.09	$0.09	$0.36

(1)	Effective January 1, 2018, the Company adopted ASC 606. See Note 3.
(2)

During 2018, the Company recorded a net benefit of $11.8 million in the consolidated statement of income as a component of Provision for income taxes related to the Tax Act. The net benefit related to the Tax Act had the effect of increasing net income for 2018 by $11.8 million. See Note 9.

(3)

The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

(4)	Quarter and year ending 2017 operating income amounts were restated in accordance with the retrospective adoption of ASU 2017-07. See Note 2.
(5)

During 2017, the Company recorded pre-tax restructuring charges totaling $10.8 million, recorded in the fourth quarter of 2017. The restructuring charges had the effect of reducing net income for 2017 by $9.1 million.

(6)

During 2017, the Company recorded a net benefit of $91.6 million in the consolidated statement of income as a component of Provision for income taxes related to the Tax Act. The net benefit related to the Tax Act had the effect of increasing net income for 2017 by $91.6 million. See Note 9.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2018. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

e)	Audit Committee Financial Experts.

Information concerning the audit committee financial experts of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders is incorporated herein by reference.

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

(a)(3) Exhibits:

Exhibit Number	Description	Incorporated Herein by Reference to

3.1	Conformed Copy of Amended and Restated Certificate of Incorporation of AMETEK, Inc. as amended to and including November 29, 2016.	Exhibit 3.1 to 2016 Form 10-K, SEC File No. 1-12981.

3.2	By-Laws of AMETEK, Inc. as amended to and including February 10, 2017.	Exhibit 3.2 to Form 8-K, dated February 13, 2017, SEC File No. 1-12981.

4.1†	AMETEK, Inc. 2007 Omnibus Incentive Compensation Plan, dated as of April 24, 2007 (the “2007 Plan”).	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.

4.2†	Amendment No. 1 to the 2007 Plan.	Exhibit 4.3 to 2012 Form 10-K, SEC File No. 1-12981.

4.3†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011 (the “2011 Plan”).	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.

4.4†	Amendment No. 1 to the 2011 Plan.	Exhibit 4.5 to 2012 Form 10-K, SEC File No. 1-12981.

10.1†	AMETEK, Inc. Retirement Plan for Directors, amended and restated effective January 1, 2005.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.2†	AMETEK, Inc. Director’s Deferred Compensation Plan, amended and restated as of October 1, 2018.	Exhibit 10.1 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.3†	AMETEK, Inc. Deferred Compensation Plan, amended and restated as of June 15, 2018.	Exhibit 10.1 to Form 10-Q dated June 30, 2018, SEC File No. 1-12981.

10.4†	AMETEK, Inc. Supplemental Senior Executive Death Benefit Plan, effective January 1, 2017.	Exhibit 10.4 to 2016 Form 10-K, SEC File No. 1-12981.

10.5†	AMETEK, Inc. 2004 Executive Death Benefit Plan, amended and restated effective January 1, 2017.	Exhibit 10.5 to 2016 Form 10-K, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to

10.6†	AMETEK, Inc. Directors’ Death Benefit Plan, effective January 1, 2005.	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.7†	Form of Executive Change of Control Separation Agreement between AMETEK, Inc. and a named executive.	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.8†	Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated May 8, 2017.	Exhibit 10.1 to Form 10-Q dated March 31, 2017, SEC File No. 1-12981.

10.9†	AMETEK, Inc. Retirement and Savings Plan, amended and restated as of September 4, 2018.	Exhibit 10.2 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.10†	AMETEK, Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2018.	Exhibit 10.3 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.11†	Form of Performance Restricted Stock Unit Agreement for Chief Executive Officer.	Exhibit 10.1 to Form 10-Q dated March 31, 2018, SEC File No. 1-12981.

10.12†	Form of Performance Restricted Stock Unit Agreement.	Exhibit 10.2 to Form 10-Q dated March 31, 2018, SEC File No. 1-12981.

10.13†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for non-employee Directors.	Exhibit 10.1 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.14†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for Chief Executive Officer.	Exhibit 10.2 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.15†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for Employees.	Exhibit 10.3 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.16†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Global Non-Qualified Stock Option Agreement for Employees.	Exhibit 10.4 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to

10.17	Amended and Restated Credit Agreement as of September 22, 2011, as amended and restated as of March 10, 2016, and as further amended and restated as of October 30, 2018, among AMETEK, Inc., the Foreign Subsidiary Borrowers Party Hereto, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., PNC Bank, National Association, SunTrust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents, and U.S. Bank National Association, Mizuho Bank (USA), BNP Paribas, National Westminster Bank Plc and Commerzbank AG, New York Branch, as Co-Documentation Agents.	Exhibit 10.4 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.18	AMETEK, Inc. Note Purchase Agreement, as of August 30, 2007.	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.

10.19	Amendment No. 1 to Note Purchase Agreement, as of August 30, 2007.	Exhibit 10.1 to Form 10-Q dated September 30, 2014, SEC File No. 1-12981.

10.20	Amendment No. 2 to Note Purchase Agreement, as of August 30, 2007.	Exhibit 10.2 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.21	AMETEK, Inc. Note Purchase Agreement, as of September 17, 2008.	Exhibit 10.1 to Form 8-K dated September 19, 2008, SEC File No. 1-12981.

10.22	Amendment No. 1 to Note Purchase Agreement, as of September 17, 2008.	Exhibit 10.2 to Form 10-Q dated September 30, 2014, SEC File No. 1-12981.

10.23	Amendment No. 2 to Note Purchase Agreement, as of September 17, 2008.	Exhibit 10.3 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.24	AMETEK, Inc. Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 8-K dated October 2, 2014, SEC File No. 1-12981.

10.25	Amendment No. 1 to Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.26	AMETEK, Inc. Note Purchase Agreement, as of October 31, 2016.	Exhibit 10.1 to Form 8-K dated November 2, 2016, SEC File No. 1-12981.

10.27	AMETEK, Inc. 2018 Note Purchase Agreement, dated as of December 13, 2018.	Exhibit 10.1 to Form 8-K dated December 13, 2018, SEC File No. 1-12981.

12*	Statement regarding computation of ratio of earnings to fixed charges.

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description	Incorporated Herein by Reference to

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.
*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETEK, Inc.

	By:	/s/ DAVID A. ZAPICO

David A. Zapico

Chief Executive Officer

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. ZAPICO David A. Zapico	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 21, 2019

/s/ WILLIAM J. BURKE William J. Burke	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	February 21, 2019

/s/ THOMAS M. MONTGOMERY Thomas M. Montgomery	Senior Vice President – Comptroller (Principal Accounting Officer)	February 21, 2019

/s/ THOMAS A. AMATO Thomas A. Amato	Director	February 21, 2019

/s/ RUBY R. CHANDY Ruby R. Chandy	Director	February 21, 2019

/s/ ANTHONY J. CONTI Anthony J. Conti	Director	February 21, 2019

/s/ STEVEN W. KOHLHAGEN Steven W. Kohlhagen	Director	February 21, 2019

/s/ GRETCHEN W. MCCLAIN Gretchen W. McClain	Director	February 21, 2019

/s/ ELIZABETH R. VARET Elizabeth R. Varet	Director	February 21, 2019

/s/ DENNIS K. WILLIAMS Dennis K. Williams	Director	February 21, 2019