Form 10-Q
period 2019-03-31
AMETEK INC/
filed 2019-05-02
CIK 1037868

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AME	New York Stock Exchange

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 25, 2019 was 227,840,918 shares.

AMETEK, Inc.

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMETEK, Inc.

Consolidated Statement of Income

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$1,287,691	$1,172,647

Cost of sales	851,307	776,800
Selling, general and administrative	153,125	137,679

Total operating expenses	1,004,432	914,479

Operating income	283,259	258,168
Interest expense	(22,653)	(21,686)
Other expense, net	(3,668)	(658)

Income before income taxes	256,938	235,824
Provision for income taxes	52,670	54,484

Net income	$204,268	$181,340

Basic earnings per share	$0.90	$0.79

Diluted earnings per share	$0.89	$0.78

Weighted average common shares outstanding:
Basic shares	226,861	230,928

Diluted shares	228,686	232,965

Dividends declared and paid per share	$0.14	$0.14

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Total comprehensive income	$215,281	$195,758

See accompanying notes.

AMETEK, Inc.

Consolidated Balance Sheet

(In thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$368,065	$353,975
Receivables, net	763,156	732,839
Inventories, net	640,580	624,744
Other current assets	152,843	124,586

Total current assets	1,924,644	1,836,144
Property, plant and equipment, net	542,679	554,130
Right of use assets, net	182,182	—
Goodwill	3,610,277	3,612,033
Other intangibles, net	2,369,539	2,403,771
Investments and other assets	262,162	256,210

Total assets	$8,891,483	$8,662,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$104,157	$358,876
Accounts payable	405,648	399,571
Customer advanced payments	136,361	137,229
Income taxes payable	39,941	48,597
Accrued liabilities and other	321,121	314,431

Total current liabilities	1,007,228	1,258,704
Long-term debt, net	2,368,197	2,273,837
Deferred income taxes	545,862	528,336
Other long-term liabilities	513,575	359,489

Total liabilities	4,434,862	4,420,366

Stockholders’ equity:
Common stock	2,647	2,640
Capital in excess of par value	738,173	706,743
Retained earnings	5,826,313	5,653,811
Accumulated other comprehensive loss	(540,075)	(551,088)
Treasury stock	(1,570,437)	(1,570,184)

Total stockholders’ equity	4,456,621	4,241,922

Total liabilities and stockholders’ equity	$8,891,483	$8,662,288

See accompanying notes.

AMETEK, Inc.

Consolidated Statement of Stockholders’ Equity

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Capital stock
Preferred stock, $0.01 par value	$—	$—

Common stock, $0.01 par value
Balance at the beginning of the period	2,640	2,631
Shares issued	7	3

Balance at the end of the period	2,647	2,634

Capital in excess of par value
Balance at the beginning of the period	706,743	660,894
Issuance of common stock under employee stock plans	24,309	7,051
Share-based compensation costs	7,121	5,571

Balance at the end of the period	738,173	673,516

Retained earnings
Balance at the beginning of the period	5,653,811	5,002,419
Net income	204,268	181,340
Cash dividends paid	(31,766)	(32,302)
Other	—	2,265

Balance at the end of the period	5,826,313	5,153,722

Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(302,138)	(251,909)
Translation adjustments	8,964	29,581
Change in long-term intercompany notes	(4,416)	5,404
Net investment hedge instruments gain (loss), net of tax of ($1,130) and $7,342 for period ended March 31, 2019 and 2018, respectively	3,508	(22,696)

Balance at the end of the period	(294,082)	(239,620)

Defined benefit pension plans:
Balance at the beginning of the period	(248,950)	(177,371)
Amortization of net actuarial loss (gain) and other, net of tax of ($873) and ($719) for the period ended March 31, 2019 and 2018, respectively	2,957	2,233

Balance at the end of the period	(245,993)	(175,138)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the period	—	104
Increase (decrease) during the year, net of tax	—	(104)

Balance at the end of the period	—	—

Accumulated other comprehensive loss at the end of the period	(540,075)	(414,758)

Treasury stock
Balance at the beginning of the period	(1,570,184)	(1,209,135)
Issuance of common stock under employee stock plans	(116)	(1,464)
Purchase of treasury stock	(137)	(118)

Balance at the end of the period	(1,570,437)	(1,210,717)

Total stockholders’ equity	$4,456,621	$4,204,397

See accompanying notes.

AMETEK, Inc.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash provided by (used for):
Operating activities:
Net income	$204,268	$181,340
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	57,500	48,834
Deferred income taxes	12,739	6,761
Share-based compensation expense	7,121	5,571
Gain on sale of facilities	(735)	—
Net change in assets and liabilities, net of acquisitions	(84,167)	(62,189)
Pension contributions	(715)	(698)
Other, net	246	(2,217)

Total operating activities	196,257	177,402

Investing activities:
Additions to property, plant and equipment	(21,417)	(12,270)
Purchases of businesses, net of cash acquired	—	(242,081)
Other, net	3,667	777

Total investing activities	(17,750)	(253,574)

Financing activities:
Net change in short-term borrowings	(256,286)	—
Proceeds from long-term borrowings	100,000	—
Repurchases of common stock	(137)	(118)
Cash dividends paid	(31,766)	(32,302)
Proceeds from stock option exercises	24,929	9,594
Other, net	(2,605)	(4,229)

Total financing activities	(165,865)	(27,055)

Effect of exchange rate changes on cash and cash equivalents	1,448	13,703

Increase (decrease) in cash and cash equivalents	14,090	(89,524)
Cash and cash equivalents:
Beginning of period	353,975	646,300

End of period	$368,065	$556,776

See accompanying notes.

AMETEK, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(Unaudited)

1. Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2019, the consolidated results of its operations and its cash flows for the three months ended March 31, 2019 and 2018 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission.

As discussed below in Note 2, effective January 1, 2019, the Company adopted the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842), Leases (“ASU 2016-02”) using the effective date transition method. Amounts and disclosures set forth in this Form 10-Q reflect this change.

2. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (ASC 842). In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842)—Targeted Improvements” (ASU 2018-11), which addressed implementation issues related to the new lease standard. These and certain other lease-related ASUs have generally been codified in ASC 842. ASC 842 supersedes the lease accounting requirements in Accounting Standards Codification Topic 840, Leases (ASC 840). ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The Company adopted ASC 842 on January 1, 2019 using the effective date transition method. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods.

The Company has elected certain practical expedients permitted under the transition guidance within ASC 842 to leases that commenced before January 1, 2019, including the package of practical expedients. The election of the package of practical expedients resulted in the Company not reassessing prior conclusions under ASC 840 related to lease identification, lease classification and initial direct costs for expired and existing leases prior to January 1, 2019. The Company did not elect the practical expedient to not record short-term leases on its consolidated balance sheet. The adoption of ASU 2016-02 did not have a significant impact on the Company’s consolidated results of operations or cash flows. Upon adoption, the Company recognized a ROU asset and lease liability of $192.4 million and $198.6 million, respectively. See Note 8.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 addresses a specific consequence of the Tax Act by allowing an election to reclassify from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act’s reduction of the U.S federal corporate income tax rate. ASU 2018-02 is effective for all entities for annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal income tax rate in the Tax Act is recognized. The Company adopted ASU 2018-02 on January 1, 2019 and upon adoption, the Company did not elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

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

The outstanding contract asset and (liability) accounts were as follows:

	2019	2018
	(In thousands)
Contract assets – January 1	$58,266	$32,658
Contract assets – March 31	76,323	41,722

Change in contract assets – increase	18,057	9,064

Contract liabilities – January 1	146,162	117,058
Contract liabilities – March 31	147,776	142,016

Change in contract liabilities – increase	(1,614)	(24,958)

Net change	$16,443	$(15,894)

The net change was driven by higher contract assets and a decrease in contract liabilities during the quarter. For the three months ended March 31, 2019 and 2018, the Company recognized revenue of $77.2 million and $70.0 million, respectively, that was previously included in the beginning balance of contract liabilities.

Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At March 31, 2019 and December 31, 2018, $11.4 million and $8.9 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.

Remaining performance obligations exceeding one year as of March 31, 2019 and December 31, 2018 were $183.7 million and $187.2 million, respectively. Remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

Geographic Areas

Information about the Company’s operations in different geographic areas for the three months ended March 31, 2019 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	Three months ended March 31, 2019
	EIG	EMG	Total
	(In thousands)
United States	$403,392	$260,754	$664,146

International(1):
United Kingdom	15,427	33,888	49,315
European Union countries	102,785	106,419	209,204
Asia	193,847	47,111	240,958
Other foreign countries	91,460	32,608	124,068

Total international	403,519	220,026	623,545

Consolidated net sales	$806,911	$480,780	$1,287,691

(1)	Includes U.S. export sales of $325.4 million.

Information about the Company’s operations in different geographic areas for the three months ended March 31, 2018 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	Three months ended March 31, 2018
	EIG	EMG	Total
	(In thousands)
United States	$329,076	$230,864	$559,940

International(1):
United Kingdom	13,740	35,383	49,123
European Union countries	92,302	107,814	200,116
Asia	191,485	51,063	242,548
Other foreign countries	89,823	31,097	120,920

Total international	387,350	225,357	612,707

Consolidated net sales	$716,426	$456,221	$1,172,647

(1)	Includes U.S. export sales of $315.1 million.

Major Products and Services

The Company’s major products and services in the reportable segments were as follows:

	Three months ended March 31, 2019
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$577,340	$—	$577,340
Aerospace and power	229,571	118,878	348,449
Automation and engineered solutions	—	361,902	361,902

Consolidated net sales	$806,911	$480,780	$1,287,691

	Three months ended March 31, 2018
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$499,637	$—	$499,637
Aerospace and power	216,789	108,657	325,446
Automation and engineered solutions	—	347,564	347,564

Consolidated net sales	$716,426	$456,221	$1,172,647

Timing of Revenue Recognition

	Three months ended March 31, 2019
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$677,833	$435,605	$1,113,438
Products and services transferred over time	129,078	45,175	174,253

Consolidated net sales	$806,911	$480,780	$1,287,691

	Three months ended March 31, 2018
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$625,422	$429,082	$1,054,504
Products and services transferred over time	91,004	27,139	118,143

Consolidated net sales	$716,426	$456,221	$1,172,647

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

Changes in the accrued product warranty obligation were as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance at the beginning of the period	$23,482	$22,872
Accruals for warranties issued during the period	5,003	3,191
Settlements made during the period	(4,789)	(3,710)
Warranty accruals related to acquired businesses and other during the period	(81)	233

Balance at the end of the period	$23,615	$22,586

4. Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of common shares considered outstanding during the periods. The calculation of diluted earnings per share reflects the effect of all potentially dilutive securities (principally outstanding stock options and restricted stock grants). Securities that are anti-dilutive have been excluded and are not significant. The number of weighted average shares used in the calculation of basic earnings per share and diluted earnings per share was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Weighted average shares:
Basic shares	226,861	230,928
Equity-based compensation plans	1,825	2,037

Diluted shares	228,686	232,965

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

The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$7,951	$7,655

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.

For the three months ended March 31, 2019 and 2018, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2019 and 2018.

Financial Instruments

Cash, cash equivalents and fixed-income investments are recorded at fair value at March 31, 2019 and December 31, 2018 in the accompanying consolidated balance sheet.

The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,473,385)	$(2,577,372)	$(2,378,809)	$(2,368,676)

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

Foreign Currency

At March 31, 2019, the Company had no forward contracts outstanding. For the three months ended March 31, 2019, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as hedges.

6. Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2019, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.

At March 31, 2019, the Company had $397.5 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2019, the Company had $645.6 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $4.6 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2019.

7. Inventories, net

	March 31, 2019	December 31, 2018
	(In thousands)
Finished goods and parts	$114,096	$107,289
Work in process	123,297	117,899
Raw materials and purchased parts	403,187	399,556

Total inventories, net	$640,580	$624,744

8. Leases

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable.

Operating leases are included in ROU assets, accrued liabilities, and other long-term liabilities on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company has no material finance leases. The Company primarily leases buildings (real estate) and automobiles which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met. In a small number of the Company’s leases, the options for renewals have been included in the lease term as the reasonably certain threshold is met due to the Company having significant economic incentive for extending the lease.

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable . Variable lease payments are presented as operating expense in the Company’s income statement in the same line item as expense arising from fixed lease payments.

The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Our leases have initial lease terms ranging from one month to 14 years. Certain lease agreements contain provisions for future rent increases.

The components of lease expense were as follows:

Three Months Ended March 31, 2019
(In thousands)
Operating lease cost	$8,671
Variable lease cost	1,631

Total lease cost	$10,302

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
(In thousands)
Right of use assets, net	$182,182

Lease liabilities included in Accrued liabilities and other	41,637
Lease liabilities included in Other long-term liabilities	146,936

Total lease liabilities	$188,573

Supplemental cash flow information and other information related to leases was as follows:

Three Months Ended March 31, 2019
(In thousands)
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$10,302
Right-of-use assets obtained in exchange for new operating liabilities	$1,325
Weighted-average remaining lease terms—operating leases (years)	6.26
Weighted-average discount rate—operating leases	3.88%

Maturities of lease liabilities as of March 31, 2019 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2019	$34,951
2020	41,117
2021	34,091
2022	27,840
2023	22,436
Thereafter	51,057

Total lease payments	211,492
Less: imputed interest	22,919

$188,573

The Company does not have any leases that have not yet commenced which are significant.

9. Goodwill

The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2018	$2,452.0	$1,160.0	$3,612.0
Goodwill acquired	—	—	—
Purchase price allocation adjustments and other	(1.4)	(0.3)	(1.7)
Foreign currency translation adjustments	(0.1)	0.1	—

Balance at March 31, 2019	$2,450.5	$1,159.8	$3,610.3

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its fourth quarter of 2018 acquisitions of Forza, Telular and Spectro Scientific including inventory, property, plant and equipment, goodwill, trade names, customer relationships and purchased technology and the accounting for income taxes. The Company is in the process of finalizing the accounting for income taxes for its June 2018 acquisition of Motec.

10. Income Taxes

At March 31, 2019, the Company had gross unrecognized tax benefits of $123.7 million, of which $75.9 million, if recognized, would impact the effective tax rate.

The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2018	$119.3
Additions for tax positions	4.4
Reductions for tax positions	—

Balance at March 31, 2019	$123.7

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2019 and 2018 were not significant.

The effective tax rate for the first quarter of 2019 was 20.5%, compared with 23.1% for the first quarter of 2018. Both comparative quarters effective tax rates include the impact of the 2017 U.S. Tax Cuts and Jobs Act (the “Act”) including the reduction of the U.S. corporate income tax rate and the current impact of the global intangible low-taxed income (“GILTI”) and the foreign-derived intangible income (“FDII”) provisions. The lower rate for 2019 reflects higher year over year tax benefits related to share-based payment transactions as well as lower net tax costs on foreign GILTI income and foreign derived U.S. income.

11. Debt

In December 2018, the Company completed a private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors (the “2018 Private Placement”). There were two funding dates under the 2018 Private Placement. The first funding occurred in December 2018 for $475 million and 75 million Euros ($85.1 million). The second funding occurred in January 2019 for $100 million. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the 2018 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility.

12. Share-Based Compensation

In March 2019, the Company granted 102,000 performance restricted stock units (“PRSUs”) to officers and certain key management-level employees. The PRSUs vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1, 2019 through December 31, 2021. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the number of awards expected to vest at each reporting date. The other half of the PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period.

Total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Stock option expense	$2,773	$2,428
Restricted stock expense	3,717	3,076
PRSU expense	631	67

Total pre-tax expense	$7,121	$5,571

Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

13. Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Defined benefit plans:
Service cost	$1,713	$1,814
Interest cost	6,762	6,482
Expected return on plan assets	(13,126)	(14,963)
Amortization of net actuarial loss and other	3,287	2,952

Pension income	(1,364)	(3,715)

Other plans:
Defined contribution plans	9,108	8,399
Foreign plans and other	1,562	1,596

Total other plans	10,670	9,995

Total net pension expense	$9,306	$6,280

For the three months ended March 31, 2019 and 2018, contributions to the Company’s defined benefit pension plans were $0.7 million and $0.7 million, respectively. The Company’s current estimate of 2019 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Environmental Matters

Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2019, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.

Total environmental reserves at March 31, 2019 and December 31, 2018 were $28.3 million and $27.8 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2019, the Company recorded $1.7 million in reserves and the reserve increased $0.1 million due to foreign currency translation. Additionally, the Company spent $1.3 million on environmental matters for the three months ended March 31, 2019. The Company’s reserves for environmental liabilities at March 31, 2019 and December 31, 2018 included reserves of $9.4 million and $9.6 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At March 31, 2019, the Company had $12.1 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net sales:
Electronic Instruments	$806,911	$716,426
Electromechanical	480,780	456,221

Consolidated net sales	$1,287,691	$1,172,647

Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$203,084	$183,359
Electromechanical	98,813	91,002

Total segment operating income	301,897	274,361
Corporate administrative expenses	(18,638)	(16,193)

Consolidated operating income	283,259	258,168
Interest expense	(22,653)	(21,686)
Other expense, net	(3,668)	(658)

Consolidated income before income taxes	$256,938	$235,824

For the quarter ended March 31, 2019, the Company posted record sales, operating income, orders and backlog, as well as strong operating income margins, net income and diluted earnings per share. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the 2018 acquisitions of Spectro Scientific Corporation in November 2018, Forza Silicon Corporation (“Forza) and Telular Corporation in October 2018, Motec in June 2018 and SoundCom in April 2018, as well as our Operational Excellence initiatives.

For 2019, the Company’s record backlog, the full year impact of the 2018 acquisitions and continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of the Company’s 2019 results.

Results of operations for the first quarter of 2019 compared with the first quarter of 2018

Net sales for the first quarter of 2019 were $1,287.7 million, an increase of $115.0 million or 9.8%, compared with net sales of $1,172.6 million for the first quarter of 2018. The increase in net sales for the first quarter of 2019 was due to 5% organic sales growth and a 7% increase from acquisitions, partially offset by an unfavorable 2% effect of foreign currency translation.

Total international sales for the first quarter of 2019 were $623.5 million or 48.4% of net sales, an increase of $10.8 million or 1.8%, compared with international sales of $612.7 million or 52.3% of net sales for the first quarter of 2018. The $10.8 million increase in international sales was primarily driven by the recent acquisitions. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.

Orders for the first quarter of 2019 were $1,378.1 million, an increase of $33.3 million or 2.5%, compared with $1,344.8 million for the first quarter of 2018. The increase in orders for the first quarter of 2019 was due to 3% organic growth, a 2% increase from acquisitions, partially offset by unfavorable 3% effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders at March 31, 2019 was $1,692.5 million, an increase of $90.4 million or 5.6%, compared with $1,602.1 million at December 31, 2018.

Segment operating income for the first quarter of 2019 was $301.9 million, an increase of $27.5 million or 10.0%, compared with segment operating income of $274.4 million for the first quarter of 2018. Segment operating income, as a percentage of net sales, was 23.4% for the first quarter of 2019 and 2018.

Cost of sales for the first quarter of 2019 was $851.3 million or 66.1% of net sales, an increase of $74.5 million or 9.6%, compared with $776.8 million or 66.2% of net sales for the first quarter of 2018. Cost of sales increased primarily due to the increase in net sales noted above.

Selling, general and administrative expenses for the first quarter of 2019 were $153.1 million or 11.9% of net sales, an increase of $15.4 million or 11.2%, compared with $137.7 million or 11.7% of net sales for the first quarter of 2018. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above.

Consolidated operating income was $283.3 million or 22.0% of net sales for the first quarter of 2019, an increase of $25.1 million or 9.7%, compared with $258.2 million or 22.0% of net sales for the first quarter of 2018.

Interest expense was $22.7 million for the first quarter of 2019, an increase of $1.0 million or 4.5%, compared with $21.7 million for the first quarter of 2018. The change in interest expense is largely driven by the 2018 private placement senior notes issued in December 2018 ($475 million and 75 million Euros) and January 2019 ($100 million), partially offset by a decrease related to the repayment in full, at maturity, of $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes in the third quarter of 2018, and $65 million in aggregate principal amount of 7.18% private placement senior notes in the fourth quarter of 2018.

The effective tax rate for the first quarter of 2019 was 20.5%, compared with 23.1% for the first quarter of 2018. The lower rate for 2019 mainly reflects higher year over year tax benefits related to share-based payment transactions as well as lower net tax costs on global intangible low-taxed income (“GILTI”) income and foreign derived U.S. income. See Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net income for the first quarter of 2019 was $204.3 million, an increase of $22.9 million or 12.6%, compared with $181.3 million for the first quarter of 2018.

Diluted earnings per share for the first quarter of 2019 were $0.89, an increase of $0.11 or 14.1%, compared with $0.78 per diluted share for the first quarter of 2018.

Segment Results

EIG’s net sales totaled $806.9 million for the first quarter of 2019, an increase of $90.5 million or 12.6%, compared with $716.4 million for the first quarter of 2018. The net sales increase was due to a 10% increase from acquisitions, 4% organic sales growth, partially offset by an unfavorable 1% effect of foreign currency translation.

EIG’s operating income was $203.1 million for the first quarter of 2019, an increase of $19.7 million or 10.8%, compared with $183.4 million for the first quarter of 2018. The increase in EIG’s operating income for the first quarter of 2019 was primarily due to the increase in net sales noted above. EIG’s operating margins were 25.2% of net sales for the first quarter of 2019, compared with 25.6% of net sales for the first quarter of 2018. EIG’s first quarter of 2019 operating margins declined primarily from the impact of lower margins on recent acquisitions, which had a 1.5% negative impact, partially offset by the benefits of the Group’s Operational Excellence initiatives.

EMG’s net sales totaled $480.8 million for the first quarter of 2019, an increase of $24.6 million or 5.4%, compared with $456.2 million for the first quarter of 2018. The net sales increase was due to 7% organic sales growth, a 1% increase from acquisitions, partially offset by an unfavorable 2% effect of foreign currency translation.

EMG’s operating income was $98.8 million for the first quarter of 2019, an increase of $7.8 million or 8.6%, compared with $91.0 million for the first quarter of 2018. EMG’s operating margins were 20.6% of net sales for the first quarter of 2019, compared with 19.9% of net sales for the first quarter of 2018. The increase in EMG’s operating income and operating margins for the first quarter of 2019 were primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities totaled $196.3 million for the first three months of 2019, an increase of $18.9 million or 10.6%, compared with $177.4 million for the first three months of 2018. The increase in cash provided by operating activities for the first three months of 2019 was primarily due to higher net income, partially offset by higher overall operating working capital levels.

Free cash flow (cash flow provided by operating activities less capital expenditures) was $174.8 million for the first three months of 2019, compared with $165.1 million for the first three months of 2018. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $336.7 million for the first three months of 2019, compared with $306.0 million for the first three months of 2018. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.

Cash used for investing activities totaled $17.8 million for the first three months of 2019, compared with $253.6 million for the first three months of 2018. For the first three months of 2018, the Company paid $242.1 million, net of cash acquired, to acquire FMH in January 2018. Additions to property, plant and equipment totaled $21.4 million for the first three months of 2019, compared with $12.3 million for the first three months of 2018.

Cash used for financing activities totaled $165.9 million for the first three months of 2019, compared with $27.1 million of cash used for financing activities for the first three months of 2018. At March 31, 2019, total debt, net was $2,472.4 million, compared with $2,632.7 million at December 31, 2018. For the first three months of 2019, short term borrowings decreased by $256.3 million, compared with no change in short-term borrowings for the first three months of 2018. At March 31, 2019, the Company had available borrowing capacity of $1,965.0 million under its revolving credit facility, including the $500 million accordion feature.

In December 2018, the Company completed the 2018 private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors utilizing two funding dates. The first funding occurred in December 2018 for $475 million and 75 million Euros ($85.1 million). The second funding occurred in January 2019 for $100 million. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the fundings from the 2018 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility.

In the third quarter of 2018, $80 million of 6.35% senior notes and $160 million of 7.08% senior notes matured and were paid. In the fourth quarter of 2018, $65 million of 7.18% senior notes matured and were paid. The debt-to-capital ratio was 35.7% at March 31, 2019, compared with 38.3% at December 31, 2018. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 32.1% at March 31, 2019, compared with 34.9% at December 31, 2018. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.

Additional financing activities for the first three months of 2019 included cash dividends paid of $31.8 million, compared with $32.3 million for the first three months of 2018. Effective February 12, 2019, the Company’s Board of Directors approved an increase of $500 million in the authorization for the repurchase of the Company’s common stock. Proceeds from stock option exercises were $24.9 million for the first three months of 2019, compared with $9.6 million for the first three months of 2018.

As a result of all of the Company’s cash flow activities for the first three months of 2019, cash and cash equivalents at March 31, 2019 totaled $368.1 million, compared with $354.0 million at December 31, 2018. At March 31, 2019, the Company had $281.7 million in cash outside the United States, compared with $311.2 million at December 31, 2018. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

Item 4. Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2019. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchase of equity securities by the issuer and affiliated purchasers.

The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2019 to January 31, 2019	—	$—	—	$1,049,618
February 1, 2019 to February 28, 2019	1,543	73.83	1,543	500,935,694
March 1, 2019 to March 31, 2019	287	81.85	287	500,912,305

Total	1,830	75.03	1,830

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)

Consists of the number of shares purchased pursuant to the Company’s Board of Directors $400 million authorization for the repurchase of its common stock announced in November 2016 and $500 million authorization for the repurchase of its common stock announced in February 2019. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

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

May 2, 2019