Form 10-Q
period 2019-06-30
AMETEK INC/
filed 2019-08-02
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2019
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 25, 2019 was 228,345,814 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$1,289,412	$1,208,935	$2,577,103	$2,381,582

Cost of sales	838,153	791,248	1,689,460	1,568,048
Selling, general and administrative	155,849	147,601	308,974	285,280

Total operating expenses	994,002	938,849	1,998,434	1,853,328

Operating income	295,410	270,086	578,669	528,254

Interest expense	(21,475)	(20,784)	(44,128)	(42,470)
Other expense, net	(3,336)	(1,081)	(7,004)	(1,739)

Income before income taxes	270,599	248,221	527,537	484,045

Provision for income taxes	55,096	54,361	107,766	108,845

Net income	$215,503	$193,860	$419,771	$375,200

Basic earnings per share	$0.95	$0.84	$1.85	$1.62

Diluted earnings per share	$0.94	$0.83	$1.83	$1.61

Weighted average common shares outstanding:
Basic shares	227,577	231,252	227,219	231,090

Diluted shares	229,328	233,297	229,007	233,131

Dividends declared and paid per share	$0.14	$0.14	$0.28	$0.28

See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total comprehensive income	$219,752	$154,538	$435,033	$350,296

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$567,912	$353,975
Receivables, net	757,522	732,839
Inventories, net	634,138	624,744
Other current assets	167,581	124,586

Total current assets	2,127,153	1,836,144

Property, plant and equipment, net	538,256	554,130
Right of use assets, net	182,902	—
Goodwill	3,613,182	3,612,033
Other intangibles, net	2,338,511	2,403,771
Investments and other assets	269,598	256,210

Total assets	$9,069,602	$8,662,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$98,356	$358,876
Accounts payable	390,443	399,571
Customer advanced payments	140,635	137,229
Income taxes payable	33,029	48,597
Accrued liabilities and other	316,095	314,431

Total current liabilities	978,558	1,258,704

Long-term debt, net	2,368,690	2,273,837
Deferred income taxes	544,218	528,336
Other long-term liabilities	511,355	359,489

Total liabilities	4,402,821	4,420,366

Stockholders’ equity:
Common stock	2,654	2,640
Capital in excess of par value	759,775	706,743
Retained earnings	6,009,968	5,653,811
Accumulated other comprehensive loss	(535,826)	(551,088)
Treasury stock	(1,569,790)	(1,570,184)

Total stockholders’ equity	4,666,781	4,241,922

Total liabilities and stockholders’ equity	$9,069,602	$8,662,288

See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—	$—

Common stock, $0.01 par value
Balance at the beginning of the period	2,647	2,634	2,640	2,631
Shares issued	7	3	14	6

Balance at the end of the period	2,654	2,637	2,654	2,637

Capital in excess of par value
Balance at the beginning of the period	738,173	673,516	706,743	660,894
Issuance of common stock under employee stock plans	13,277	(37)	37,586	7,014
Share-based compensation costs	8,325	7,384	15,446	12,955

Balance at the end of the period	759,775	680.863	759,775	680,863

Retained earnings
Balance at the beginning of the period	5,826,313	5,153,722	5,653,811	5,002,419
Net income	215,503	193,860	419,771	375,200
Cash dividends paid	(31,849)	(32,351)	(63,615)	(64,653)
Other	1	1	1	2,266

Balance at the end of the period	6,009,968	5,315,232	6,009,968	5,315,232

Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(294,082)	(239,620)	(302,138)	(251,909)
Translation adjustments	(2,789)	(70,213)	6,175	(40,532)
Change in long-term intercompany notes	3,396	(14,706)	(1,020)	(9,302)
Net investment hedge instruments gain (loss), net of tax of ($220) and ($13,967) for the quarter ended June 30, 2019 and 2018 and ($1,350) and ($6,625) for the six months ended June 30, 2019 and 2018, respectively	685	43,364	4,193	20,568

Balance at the end of the period	(292,790)	(281,175)	(292,790)	(281,175)

Defined benefit pension plans:
Balance at the beginning of the period	(245,993)	(175,138)	(248,950)	(177,371)
Amortization of net actuarial loss (gain) and other, net of tax of ($873) and ($719) for the quarter ended June 30, 2019 and 2018, and ($1,746) and ($1,438) for the six months ended June 30, 2019 and 2018, respectively	2,957	2,233	5,914	4,466

Balance at the end of the period	(243,036)	(172,905)	(243,036)	(172,905)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the period	—	—	—	104
Increase (decrease) during the year, net of tax	—	—	—	(104)

Balance at the end of the period	—	—	—	—

Accumulated other comprehensive loss at the end of the period	(535,826)	(454,080)	(535,826)	(454,080)

Treasury stock
Balance at the beginning of the period	(1,570,437)	(1,210,717)	(1,570,184)	(1,209,135)
Issuance of common stock under employee stock plans	6,832	8,050	6,716	6,586
Purchase of treasury stock	(6,185)	(3,889)	(6,322)	(4,007)

Balance at the end of the period	(1,569,790)	(1,206,556)	(1,569,790)	(1,206,556)

Total stockholders’ equity	$4,666,781	$4,338,096	$4,666,781	$4,338,096

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash provided by (used for):
Operating activities:
Net income	$419,771	$375,200
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	114,673	97,777
Deferred income taxes	7,347	(5,734)
Share-based compensation expense	15,446	12,955
Gain on sale of facilities	(735)	—
Net change in assets and liabilities, net of acquisitions	(110,690)	(99,526)
Pension contributions	(1,534)	(1,404)
Other, net	(1,700)	1,274

Total operating activities	442,578	380,542

Investing activities:
Additions to property, plant and equipment	(43,278)	(28,565)
Purchases of businesses, net of cash acquired	—	(374,644)
Other, net	3,667	1,481

Total investing activities	(39,611)	(401,728)

Financing activities:
Net change in short-term borrowings	(260,802)	(44)
Proceeds from long-term borrowings	100,000	—
Repurchases of common stock	(6,322)	(4,007)
Cash dividends paid	(63,615)	(64,653)
Proceeds from stock option exercises	45,830	18,264
Other, net	(6,613)	(5,108)

Total financing activities	(191,522)	(55,548)

Effect of exchange rate changes on cash and cash equivalents	2,492	(11,873)

Increase (decrease) in cash and cash equivalents	213,937	(88,607)

Cash and cash equivalents:
Beginning of period	353,975	646,300

End of period	$567,912	$557,693

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)
1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2019, the consolidated results of its operations for the three and six months ended June 30, 2019 and 2018 and its cash flows for the six months ended June 30, 2019 and 2018 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form
 10-K
for the year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission.
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
 2018-11,
“Leases (Topic 842) - Targeted Improvements” (ASU
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
In February 2018, the FASB issued ASU No.
 2018-02,
 Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
 (“ASU
 2018-02”).
 ASU
 2018-02
 addresses a specific consequence of the Tax Act by allowing an election to reclassify from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act’s reduction of the U.S federal corporate income tax rate. ASU
 2018-02
 is effective for all entities for annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal income tax rate in the Tax Act is recognized. The Company adopted ASU
2018-02
on January 1, 2019, and upon adoption, the Company did not elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.
In August 2018, the FASB issued ASU No.
 2018-13,
 Fair Value Measurement
 (“ASU
 2018-13”),
 which changes the fair value measurement disclosure requirements of ASC Topic 820,
 Fair Value Measurement
 (“ASC 820”), by eliminating, modifying and adding to those requirements. ASU
 2018-13
 also modifies the disclosure objective paragraphs of ASC 820 to

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)
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
In August 2018, the FASB issued ASU No.
2018-14,
Compensation – Retirement Benefits – Defined Benefit Plans – General
(“ASU
2018-14”),
which changes the disclosure requirements of ASC Topic 715,
Compensation – Retirement Benefits
, by eliminating, modifying and adding to those requirements. ASU
2018-14
is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company has not determined the impact ASU
2018-14
may have on the Company’s consolidated financial statement disclosures.
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
Intangibles – Goodwill and Other
. ASU
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
The outstanding contract asset and (liability) accounts were as follows:

	2019	2018
	(In thousands)
Contract assets - January 1	$58,266	$32,658
Contract assets – June 30	82,063	41,722

Change in contract assets – increase	23,797	9,064

Contract liabilities – January 1	146,162	117,058
Contract liabilities – June 30	151,447	142,016

Change in contract liabilities – increase	(5,285)	(24,958)

Net change	$18,512	$(15,894)

The net change was driven by higher contract assets and an increase in contract liabilities during the period. For the six months ended June 30, 2019 and 2018, the Company recognized revenue of $
110.3
million and $89.1 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At June 30, 2019 and December 31, 2018, $10.8 million and $8.9 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)

Applying the practical expedient available under ASC 606, the remaining performance obligations exceeding one year as of June 30, 2019 and December 31, 2018 were $164.4 million and $187.2 million, respectively. Remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two
to three years.
Geographic Areas
Information about the Company’s operations in different geographic areas is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$425,543	$250,904	$676,447	$828,935	$511,658	$1,340,593

International (1):
United Kingdom	12,920	32,450	45,370	28,347	66,338	94,685
European Union countries	100,835	103,362	204,198	203,620	209,781	413,401
Asia	185,287	48,577	233,863	379,134	95,688	474,821
Other foreign countries	95,662	33,872	129,534	187,122	66,480	253,603

Total international	394,704	218,261	612,965	798,223	438,287	1,236,510

Consolidated net sales	$820,247	$469,165	$1,289,412	$1,627,158	$949,945	$2,577,103

(1)	Includes U.S. export sales of $ 322.1 million and $ 647.5 million for the three months ended and the six months ended, respectively.
Information about the Company’s operations in different geographic areas is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$357,560	$241,935	$599,495	$686,636	$472,799	$1,159,435

International(1):
United Kingdom	15,588	33,166	48,754	29,328	68,549	97,877
European Union countries	95,778	98,585	194,363	188,080	206,399	394,479
Asia	191,169	55,435	246,604	382,654	106,498	489,152
Other foreign countries	84,363	35,356	119,719	174,186	66,453	240,639

Total international	386,898	222,542	609,440	774,248	447,899	1,222,147

Consolidated net sales	$744,458	$464,477	$1,208,935	$1,460,884	$920,698	$2,381,582

(1)	Includes U.S. export sales of $ 320.5 million and $ 635.6 million for the three months ended and the six months ended, respectively.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)

Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$583,938	$—	$583,938	$1,161,278	$—	$1,161,278
Aerospace and Power	236,309	120,392	356,701	465,880	239,270	705,150
Automation and engineered solutions	—	348,773	348,773	—	710,675	710,675

Consolidated net sales	$820,247	$469,165	$1,289,412	$1,627,158	$949,945	$2,577,103

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$515,854	$—	$515,854	$1,015,491	$—	$1,015,491
Aerospace and Power	228,604	113,403	342,007	445,393	222,060	667,453
Automation and engineered solutions	—	351,074	351,074	—	698,638	698,638

Consolidated net sales	$744,458	$464,477	$1,208,935	$1,460,884	$920,698	$2,381,582

Timing of Revenue Recognition
The Company’s timing of revenue recognition was as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$654,155	$434,175	$1,088,330	$1,331,988	$869,780	$2,201,768
Products and services transferred over time	166,092	34,990	201,082	295,170	80,165	375,335

Consolidated net sales	$820,247	$469,165	$1,289,412	$1,627,158	$949,945	$2,577,103

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$603,185	$437,630	$1,040,815	$1,228,607	$866,712	$2,095,319
Products and services transferred over time	141,273	26,847	168,120	232,277	53,986	286,263

Consolidated net sales	$744,458	$464,477	$1,208,935	$1,460,884	$920,698	$2,381,582

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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)

Changes in the accrued product warranty obligation were as follows:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Balance at the beginning of the period	$23,482	$22,872
Accruals for warranties issued during the period	8,196	5,904
Settlements made during the period	(9,275)	(7,068)
Warranty accruals related to acquired businesses and other during the period	(89)	796

Balance at the end of the period	$22,314	$22,504

4.	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Weighted average shares:
Basic shares	227,577	231,252	227,219	231,090
Equity-based compensation plans	1,751	2,045	1,788	2,041

Diluted shares	229,328	233,297	229,007	233,131

5.	Fair Value Measurements

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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)

The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$8,137	$7,655

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices. The fixed-income investments are shown as a component of long-term assets on the consolidated balance sheet.
For the six months ended June 30, 2019 and 2018, gains and losses on the investments noted above were not significant.
No
 transfers between level 1 and level 2 investments occurred during the six months ended June 30, 2019 and 2018.
Financial Instruments
Cash, cash equivalents and fixed-income investments are recorded at fair value at June 30, 2019 and December 31, 2018 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,473,695)	$(2,611,123)	$(2,378,809)	$(2,368,676)

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
Foreign Currency
At June 30, 2019, the Company had
no
forward contracts outstanding. For the six months ended June 30, 2019, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as hedges.
6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of June 30, 2019, these net investment hedges included
British-pound-and
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)

At June 30, 2019, the Company had $387.8 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At June 30, 2019, the Company had $654.5 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $5.5 million of pre-tax
currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the six months ended June 30, 2019.
7.	Inventories, net

	June 30, 2019	December 31, 2018
	(In thousands)
Finished goods and parts	$109,626	$107,289
Work in process	118,327	117,899
Raw materials and purchased parts	406,185	399,556

Total inventories, net	$634,138	$624,744

8.	Leases

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
Operating leases are included in ROU assets, accrued liabilities and other, and other long-term liabilities on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company has no material finance leases. The Company primarily leases buildings (real estate) and automobiles which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
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
Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on an index or rate and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.
Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the events, activities, or circumstances in the lease agreement on which those payments are assessed are probable. Variable lease payments are presented as operating expense in the Company’s income statement in the same line item as expense arising from fixed lease payments.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)

The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Our leases have initial lease terms ranging from one month to 14 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)	(In thousands)
Operating lease cost	$10,038	$18,709
Variable lease cost	899	2,530

Total lease cost	$10,937	$21,239

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
(In thousands)
Right of use assets, net	$182,902

Lease liabilities included in Accrued liabilities and other	41,751
Lease liabilities included in Other long-term liabilities	147,344

Total lease liabilities	$189,095

Supplemental cash flow information and other information related to leases was as follows:

Six Months Ended June 30, 2019
(In thousands)
Cash used in operations for operating leases	$10,937
Right-of-use assets obtained in exchange for new operating liabilities	$8,634
Weighted-average remaining lease terms - operating leases (years)	6.06
Weighted-average discount rate - operating leases	3.80%

Maturities of lease liabilities as of June 30, 2019 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2019	$24,825
2020	44,598
2021	37,063
2022	29,621
2023	23,893
Thereafter	52,579

Total lease payments	212,579
Less: imputed interest	23,484

$189,095

The Company does not have any leases that have not yet commenced which are significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)

9.	Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2018	$2,452.0	$1,160.0	$3,612.0
Goodwill acquired	—	—	—
Purchase price allocation adjustments and other	1.8	(0.3)	1.5
Foreign currency translation adjustments	1.3	(1.6)	(0.3)

Balance at June 30, 2019	$2,455.1	$1,158.1	$3,613.2

The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its fourth quarter of 2018 acquisitions of Forza, Telular and Spectro Scientific including inventory, property, plant and equipment, goodwill, trade names, customer relationships and purchased technology and the accounting for income taxes.
10.	Income Taxes

At June 30, 2019, the Company had gross unrecognized tax benefits of $128.6 million, of which $79.2 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2018	$119.3
Additions for tax positions	9.3
Reductions for tax positions	—

Balance at June 30, 2019	$128.6

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2019 and 2018 were not significant.
The effective tax rate for the three months ended June 30, 2019 was 20.4%, compared with 21.9% for the three months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 was 20.4%, compared with 22.5% for the six months ended June 30, 2018. Both comparative quarters effective tax rates include the impact of the 2017 U.S. Tax Cuts and Jobs Act (the “Act”) including the reduction of the U.S. corporate income tax rate and the current impact of the global intangible low-taxed
income (“GILTI”) and the foreign-derived intangible income (“FDII”) provisions. The lower rates for 2019 reflects higher year over year tax benefits related to share-based payment transactions as well as a partial release of a state related valuation allowance for carryforward interest deductions.
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
June 30, 2019
(Unaudited)

12.	Share-Based Compensation

Under the terms of the Company’s stockholder-approved share-based plans, performance restricted stock units (“PRSUs”), incentive and non-qualified
stock options and restricted stock have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Stock options granted prior to 2018 generally vest at a rate of one-fourth
on each of the first four anniversaries of the grant date and have a maximum contractual term of seven years
. Beginning in 2018, stock options granted generally vest at a rate of one-third
on each of the first three anniversaries of the grant date and have a maximum contractual term of ten years
.
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
In March 2019, the Company granted PRSUs to officers and certain key management-level employees an aggregate target award of approximately 102,000 shares of its common stock. The PRSUs vest three years from the grant date based on continuous service, with the number of shares earned (0% to 200%
of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1, 2019 through December 31, 2021. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results, which represents a performance condition. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the number of awards probable to vest at each reporting date. The other half of the PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies, which represents a market condition. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period.
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Stock option expense	$3,608	$3,115	$6,380	$5,543
Restricted stock expense	3,399	3,772	7,117	6,848
PRSU expense	1,318	497	1,949	564

Total pre-tax expense	$8,325	$7,384	$15,446	$12,955

Pre-tax
share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)
The fair value of each stock option grant is estimated on the grant date using a
Black-Scholes-Merton
option pricing model. The following weighted average assumptions were used in the
Black-Scholes-Merton
model to estimate the fair values of stock options granted during the periods indicated:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Expected volatility	19.1%	17.3%
Expected term (years)	5.0	5.0
Risk-free interest rate	2.25%	2.81%
Expected dividend yield	0.66%	0.76%
Black-Scholes-Merton fair value per stock option granted	$16.85	$14.12

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
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2018	5,629	$53.46
Granted	826	85.43
Exercised	(1,100)	41.90
Forfeited	(143)	64.77

Outstanding at June 30, 2019	5,212	$60.65	5.2	$157.3

Exercisable at June 30, 2019	3,064	$53.08	3.5	$115.7

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2019 was $46.1 million. The total fair value of stock options vested during the six months ended June 30, 2019 was $11.7 million. As of June 30, 2019, there was approximately $25.7 million of expected future pre-tax
compensation expense related to the
2.1
 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years
.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
(Unaudited)
The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2018	891	$58.98
Granted	199	85.22
Vested	(268)	58.04
Forfeited	(57)	63.26

Nonvested restricted stock outstanding at June 30, 2019	765	$65.80

The total fair value of restricted stock vested during the six months ended June 30, 2019 was $15.5 million. As of June 30, 2019, there was approximately $33.8 million of expected future pre-tax
compensation expense related to the 0.8 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years
.

13.	Retirement and Pension Plans

The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Defined benefit plans:
Service cost	$1,702	$1,793	$3,415	$3,607
Interest cost	6,740	6,421	13,502	12,903
Expected return on plan assets	(13,085)	(14,884)	(26,211)	(29,847)
Amortization of net actuarial loss and other	4,649	2,952	7,936	5,904

Pension expense (income)	6	(3,718)	(1,358)	(7,433)

Other plans:
Defined contribution plans	8,154	6,944	17,262	15,343
Foreign plans and other	1,543	1,587	3,105	3,183

Total other plans	9,697	8,531	20,367	18,526

Total net pension expense	$9,703	$4,813	$19,009	$11,093

For the six months ended June 30, 2019 and 2018, contributions to the Company’s defined benefit pension plans were $
1.5
 million and $
1.4
 million, respectively. The Company’s current estimate of 2019 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form
 10-K
for the year ended December 31, 2018.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products
as defined by federal and state laws and regulations. At June 30, 2019, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned
former waste disposal or treatment sites (the
“non-owned”
sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to
settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de
minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned
sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at June 30, 2019 and December 31, 2018 were $28.1 million and $27.8 million, respectively, for both non-owned
and owned sites. For the six months ended June 30, 2019, the Company recorded $3.3 million in reserves. Additionally, the Company spent $3.0 million on environmental matters for the six months ended June 30, 2019. The Company’s reserves for environmental liabilities at June 30, 2019 and December 31, 2018 included reserves of $9.3 million and $9.6 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At June 30, 2019, the Company had $12.4 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2019
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net sales:
Electronic Instruments	$820,247	$744,458	$1,627,158	$1,460,884
Electromechanical	469,165	464,477	949,945	920,698

Consolidated net sales	$1,289,412	$1,208,935	$2,577,103	$2,381,582

Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$212,913	$193,831	$415,997	$377,190
Electromechanical	101,065	94,250	199,878	185,252

Total segment operating income	313,978	288,081	615,875	562,442
Corporate administrative expenses	(18,568)	(17,995)	(37,206)	(34,188)

Consolidated operating income	295,410	270,086	578,669	528,254
Interest expense	(21,475)	(20,784)	(44,128)	(42,470)
Other expense, net	(3,337)	(1,081)	(7,004)	(1,739)

Consolidated income before income taxes	$270,599	$248,221	$527,537	$484,045

For the quarter ended June 30, 2019, the Company posted record sales and operating income, as well as strong orders, backlog, operating income margins, net income, diluted earnings per share and operating cash flow. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the 2018 acquisitions of Spectro Scientific Corporation in November 2018, Forza Silicon Corporation (“Forza) and Telular Corporation in October 2018 and Motec in June 2018, as well as our Operational Excellence initiatives.
For 2019, the Company’s strong backlog, the full year impact of the 2018 acquisitions and continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of the Company’s 2019 results.
Results of operations for the second quarter of 2019 compared with the second quarter of 2018
Net sales for the second quarter of 2019 were $1,289.4 million, an increase of $80.5 million or 6.7%, compared with net sales of $1,208.9 million for the second quarter of 2018. The increase in net sales for the second quarter of 2019 was due to 3% organic sales growth, a 5% increase from acquisitions and an unfavorable 1% effect of foreign currency translation.
Total international sales for the second quarter of 2019 were $613.0 million or 47.5% of net sales, an increase of $3.6 million or .6%, compared with international sales of $609.4 million or 50.4% of net sales for the second quarter of 2018. The $3.6 million increase in international sales was primarily driven from recent acquisitions. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.
Orders for the second quarter of 2019 were $1,278.1 million, an increase of $47.3 million or 3.8%, compared with $1,230.8 million for the second quarter of 2018. The increase in orders for the second quarter of 2019 was due to 3% increase from acquisitions and a favorable 1% effect of foreign currency translation.
Segment operating income for the second quarter of 2019 was $314.0 million, an increase of $25.9 million or 9.0%, compared with segment operating income of $288.1 million for the second quarter of 2018. Segment operating income, as a percentage of net sales, increased to 24.4% for the second quarter of 2019, compared with 23.8% for the second quarter of 2018. The increase in segment operating income and segment operating margins for the second quarter of 2019 resulted primarily from the increase in net sales noted above, as well as the benefits of the Company’s Operational Excellence initiatives.

Cost of sales for the second quarter of 2019 was $838.2 million or 65.0% of net sales, an increase of $47.0 million or 5.9%, compared with $791.2 million or 65.4% of net sales for the second quarter of 2018. Cost of sales increased primarily due to the increase in net sales noted above.
Selling, general and administrative expenses for the second quarter of 2019 were $155.8 million or 12.1% of net sales, an increase of $8.2 million or 5.6%, compared with $147.6 million or 12.2% of net sales for the second quarter of 2018. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above.
Consolidated operating income was $295.4 million or 22.9% of net sales for the second quarter of 2019, an increase of $25.3 million or 9.4%, compared with $270.1 million or 22.3% of net sales for the second quarter of 2018.
Interest expense was $21.5 million for the second quarter of 2019, an increase of $0.7 million or 3.4%, compared with $20.8 million for the second quarter of 2018. The change in interest expense is largely driven by the 2018 private placement senior notes issued in December 2018 ($475 million and 75 million Euros) and January 2019 ($100 million), partially offset by a decrease related to the repayment in full, at maturity, of $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes in the third quarter of 2018, and $65 million in aggregate principal amount of 7.18% private placement senior notes in the fourth quarter of 2018.
The effective tax rate for the second quarter of 2019 was 20.4%, compared with 21.9% for the second quarter of 2018. The lower rate for 2019 mainly reflects higher year over year tax benefits related to share-based payment transactions as well as a partial release of a state related valuation allowance. See Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form
 10-Q.
Net income for the second quarter of 2019 was $215.5 million, an increase of $21.6 million or 11.1%, compared with $193.9 million for the second quarter of 2018.
Diluted earnings per share for the second quarter of 2019 were $0.94, an increase of $0.11 or 13.3%, compared with $0.83 per diluted share for the second quarter of 2018.
Segment Results
EIG’s
net
sales totaled $820.2 million for the second quarter of 2019, an increase of $75.7 million or 10.2%, compared with $744.5 million for the second quarter of 2018. The net sales increase was due to an 8% increase from acquisitions and 3% organic sales growth, partially offset by an unfavorable 1% effect of foreign currency translation.
EIG’s operating income was $212.9 million for the second quarter of 2019, an increase of $19.1 million or 9.9%, compared with $193.8 million for the second quarter of 2018. The increase in EIG’s operating income for the second quarter of 2019 was primarily due to the increase in net sales noted above. EIG’s operating margins were 26.0% of net sales for the second quarter of 2019, flat with the second quarter of 2018. EIG’s operating margins for the second quarter of 2019 were flat primarily from the impact of lower margins on recent acquisitions, which had a 0.9% negative impact, offset by the benefits of the Group’s Operational Excellence initiatives.
EMG’s
net sales totaled $469.2 million for the second quarter of 2019, an increase of $4.7 million or 1.0%, compared with $464.5 million for the second quarter of 2018. The net sales increase was due to 3% organic sales growth, partially offset by an unfavorable 2% effect of foreign currency translation.
EMG’s operating income was a record at $101.1 million for the second quarter of 2019, an increase of $6.8 million or 7.2%, compared with $94.3 million for the second quarter of 2018. EMG’s operating margins were 21.5% of net sales for the second quarter of 2019, compared with 20.3% for the second quarter of 2018. The increase in EMG’s operating income and operating margins for the first quarter of 2019 were primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.

Results of operations for the first six months of 2019 compared with the first six months of 2018
Net sales for the first six months of 2019 were $2,577.1 million, an increase of $195.5 million or 8.2%, compared with net sales of $2,381.6 million for the first six months of 2018. The increase in net sales for the first six months of 2019 was due to 4% organic sales growth and a 6% increase from acquisitions and an unfavorable 2% effect of foreign currency translation.
Total international sales for the first six months of 2019 were $1,236.5 million or 48.0% of net sales, an increase of $14.4 million or 1.2%, compared with international sales of $1,222.1 million or 51.3% of net sales for the first six months of 2018. The increase in international sales was primarily driven from recent acquisitions. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.
Orders for the first six months of 2019 were $2,656.3 million, an increase of $80.6 million or 3.1%, compared with $2,575.7 million for the first six months of 2018. The increase in orders for the first six months of 2019 was due to 2% organic order growth and a 2% increase from acquisitions, partially offset by an unfavorable 1% effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders at June 30, 2019 was $1,681.2 million, an increase of $79.1 million or 4.9%, compared with $1,602.1 million at December 31, 2018.
Segment operating income for the first six months of 2019 was $615.9 million, an increase of $53.5 million or 9.5%, compared with segment operating income of $562.4 million for the first six months of 2018. Segment operating income, as a percentage of net sales, increased to 23.9% for the first six months of 2019, compared with 23.6% for the first six months of 2018. The increase in segment operating income and segment operating margins for the first six months of 2019 resulted primarily from the increase in net sales noted above, as well as the benefits of the Company’s Operational Excellence initiatives.
Cost of sales for the first six months of 2019 was $1,689.5 million or 65.6% of net sales, an increase of $121.5 million or 7.7%, compared with $1,568.0 million or 65.8% of net sales for the first six months of 2018. Cost of sales increased primarily due to the increase in net sales noted above.
Selling, general and administrative expenses for the first six months of 2019 were $309.0 million or 12.0% of net sales, an increase of $23.7 million or 8.3%, compared with $285.3 million or 12.0% of net sales for the first six months of 2018. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above.
Consolidated operating income was $578.7 million or 22.5% of net sales for the first six months of 2019, an increase of $50.4 million or 9.5%, compared with $528.3 million or 22.2% of net sales for the first six months of 2018.
Interest expense was $44.1 million for the first six months of 2019, a increase of $1.6 million or 3.8%, compared with $42.5 million for the first six months of 2018. The change in interest expense is largely driven by the 2018 private placement senior notes issued in December 2018 ($475 million and 75 million Euros) and January 2019 ($100 million), partially offset by a decrease related to the repayment in full, at maturity, of $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes in the third quarter of 2018, and $65 million in aggregate principal amount of 7.18% private placement senior notes in the fourth quarter of 2018.
The effective tax rate for the first six months of 2019 was 20.4%, compared with 22.5% for the first six months of 2018. The lower rate for 2019 mainly reflects higher year over year tax benefits related to share-based payment transactions as well as a partial release of a state related valuation allowance for carryforward interest deductions. See Note 10 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form
 10-Q.
Net income for the first six months of 2019 was $419.8 million, an increase of $44.6 million or 11.9%, compared with $375.2 million for the first six months of 2018.
Diluted earnings per share for the first six months of 2019 were $1.83, an increase of $0.22 or 13.7%, compared with $1.61 per diluted share for the first six months of 2018.

Segment Results
EIG’s
net
sales totaled $1,627.2 million for the first six months of 2019, an increase of $166.3 million or 11.4%, compared with $1,460.9 million for the first six months of 2018. The net sales increase was due to 4% organic sales growth, a 9% increase from the 2018 acquisitions of Motec, Spectro Scientific Corporation, Forza and Telular Corporation, partially offset by an unfavorable 1% effect of foreign currency translation.
EIG’s operating income was $416.0 million for the first six months of 2019, an increase of $38.8 million or 10.3%, compared with $377.2 million for the first six months of 2018. The increase in EIG’s operating income for the first six months of 2019 was primarily due to the increase in net sales noted above. EIG’s operating margins were 25.6% of net sales for the first six months of 2019, compared with 25.8% of net sales for the first six months of 2018. EIG’s operating margins for the first six months of 2019 declined primarily from the impact of lower margins on recent acquisitions, which had a 1.0% negative impact, partially offset by the benefits of the Group’s Operational Excellence initiatives.
EMG’s
net sales totaled $949.9 million for the first six months of 2019, an increase of $29.2 million or 3.2%, compared with $920.7 million for the first six months of 2018. The net sales increase was due to 5% organic sales growth and an unfavorable 2% effect of foreign currency translation.
EMG’s operating income was $199.9 million for the first six months of 2019, an increase of $14.6 million or 7.9%, compared with $185.3 million for the first six months of 2018. EMG’s operating margins were 21.0% of net sales for the first six months of 2019, compared with 20.1% of net sales for the first six months of 2018. The increase in EMG’s operating income and operating margins for the first six months of 2019 was primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $442.6 million for the first six months of 2019, an increase of $62.1 million or 16.3%, compared with $380.5 million for the first six months of 2018. The increase in cash provided by operating activities for the first six months of 2019 was primarily due to higher net income.
Cash used for investing activities totaled $39.6 million for the first six months of 2019, compared with $401.7 million for the first six months of 2018. Additions to property, plant and equipment totaled $43.3 million for the first six months of 2019, compared with $28.6 million for the first six months of 2018. For the first six months of 2018, the Company paid $374.6 million, net of cash acquired, to acquire Motec in June 2018, SoundCom in April 2018 and FMH in January 2018.
Cash used for financing activities totaled $191.5 million for the first six months of 2019, compared with $55.5 million for the first six months of 2018. At June 30, 2019, total debt, net was $2,467.0 million, compared with $2,632.7 million at December 31, 2018. For the first six months of 2019, short term borrowings decreased by $260.8 million, compared with no change in short-term borrowings for the first six months of 2018. At June 30, 2019, the Company had available borrowing capacity of $1,965.3 million under its revolving credit facility, including the $500 million accordion feature.
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
In the third quarter of 2018, $80 million of 6.35% senior notes and $160 million of 7.08% senior notes matured and were paid. In the fourth quarter of 2018, $65 million of 7.18% senior notes matured and were paid. The debt-to-capital
ratio was 34.6% at June 30, 2019, compared with 38.3% at December 31, 2018. The net debt-to-capital
ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 28.9% at June 30, 2019, compared with 34.9% at December 31, 2018. The net debt-to-capital
ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first six months of 2019 included cash dividends paid of $63.6 million, compared with $64.7 million for the first six months of 2018. Effective February 12, 2019, the Company’s Board of Directors approved an increase of $500 million in the authorization for the repurchase of the Company’s common stock. Proceeds from stock option exercises were $45.8 million for the first six months of 2019, compared with $18.3 million for the first six months of 2018.
As a result of all of the Company’s cash flow activities for the first six months of 2019, cash and cash equivalents at June 30, 2019 totaled $567.9 million, compared with $354.0 million at December 31, 2018. At June 30, 2019, the Company had $320.0 million in cash outside the United States, compared with $311.2 million at December 31, 2018. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Critical Accounting Policies
The Company’s critical accounting policies are detailed in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition of its Annual Report on Form
 10-K
for the year ended December 31, 2018. Primary disclosure of the Company’s significant accounting policies is also included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of its Annual Report on Form
 10-K.
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
as of June 30, 2019. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2019 to April 30, 2019	—	$—	—	$500,912,305
May 1, 2019 to May 31, 2019	72,045	85.50	72,045	494,752,129
June 1, 2019 to June 30, 2019	283	86.48	283	494,727,655

Total	72,328	85.51	72,328

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $500 million authorization for the repurchase of its common stock announced in February 2019. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ Thomas M. Montgomery
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)
August 2, 2019