Form 10-Q
period 2019-09-30
AMETEK INC/
filed 2019-11-01
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October
29
, 2019 was 228,592,872 shares.

AMETEK, Inc.
Form
10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$1,276,633	$1,192,962	$3,853,736	$3,574,544

Cost of sales	823,262	782,994	2,512,722	2,351,042
Selling, general and administrative	152,315	144,702	461,289	429,982

Total operating expenses	975,577	927,696	2,974,011	2,781,024

Operating income	301,056	265,266	879,725	793,520
Interest expense	(21,308)	(19,391)	(65,436)	(61,861)
Other expense, net	(5,517)	(945)	(12,521)	(2,684)

Income before income taxes	274,231	244,930	801,768	728,975
Provision for income taxes	53,482	53,717	161,248	162,562

Net income	$220,749	$191,213	$640,520	$566,413

Basic earnings per share	$0.97	$0.83	$2.82	$2.45

Diluted earnings per share	$0.96	$0.82	$2.79	$2.43

Weighted average common shares outstanding:
Basic shares	228,041	231,502	227,493	231,227

Diluted shares	229,560	233,250	229,191	233,171

Dividends declared and paid per share	$0.14	$0.14	$0.42	$0.42

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total comprehensive income	$198,102	$189,089	$633,135	$539,385

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$735,376	$353,975
Receivables, net	761,961	732,839
Inventories, net	623,675	624,744
Other current assets	151,172	124,586

Total current assets	2,272,184	1,836,144
Property, plant and equipment, net	537,157	554,130
Right of use assets, net	174,438	—
Goodwill	3,668,445	3,612,033
Other intangibles, net	2,310,152	2,403,771
Investments and other assets	257,333	256,210

Total assets	$9,219,709	$8,662,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$199,533	$358,876
Accounts payable	381,945	399,571
Customer advanced payments	144,181	137,229
Income taxes payable	41,904	48,597
Accrued liabilities and other	342,956	314,431

Total current liabilities	1,110,519	1,258,704
Long-term debt, net	2,229,252	2,273,837
Deferred income taxes	549,178	528,336
Other long-term liabilities	464,795	359,489

Total liabilities	4,353,744	4,420,366

Stockholders’ equity:
Common stock	2,657	2,640
Capital in excess of par value	792,680	706,743
Retained earnings	6,198,836	5,653,811
Accumulated other comprehensive loss	(558,473)	(551,088)
Treasury stock	(1,569,735)	(1,570,184)

Total stockholders’ equity	4,865,965	4,241,922

Total liabilities and stockholders’ equity	$9,219,709	$8,662,288

See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
Capital stock	2019	2018	2019	2018
Preferred stock, $0.01 par value	$—	$—	$—	$—

Common stock, $0.01 par value
Balance at the beginning of the period	2,654	2,637	2,640	2,631
Shares issued	3	3	17	9

Balance at the end of the period	2,657	2,640	2,657	2,640

Capital in excess of par value
Balance at the beginning of the period	759,775	680,863	706,743	660,894
Issuance of common stock under employee stock plans	19,347	9,886	56,933	16,900
Share-based compensation expense	13,558	7,145	29,004	20,100

Balance at the end of the period	792,680	697,894	792,680	697,894

Retained earnings
Balance at the beginning of the period	6,009,968	5,315,232	5,653,811	5,002,419
Net income	220,749	191,213	640,520	566,413
Cash dividends paid	(31,883)	(32,374)	(95,498)	(97,027)
Other	2	(1)	3	2,265

Balance at the end of the period	6,198,836	5,474,070	6,198,836	5,474,070

Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(292,790)	(281,175)	(302,138)	(251,909)
Translation adjustments	(44,543)	(7,771)	(38,368)	(48,303)
Change in long-term intercompany notes	(11,292)	(1,707)	(12,312)	(11,009)
Net investment hedge instruments gain (loss), net of tax of ($9,736) and ($1,649) for the quarter ended September 30, 2019 and 2018 and ($11,086) and ($8,274) for the nine months ended September 30, 2019 and 2018, respectively	30,231	5,121	34,424	25,689

Balance at the end of the period	(318,394)	(285,532)	(318,394)	(285,532)

Defined benefit pension plans:
Balance at the beginning of the period	(243,036)	(172,905)	(248,950)	(177,371)
Amortization of net actuarial loss (gain) and other, net of tax of ($873) and ($719) for the quarter ended September 30, 2019 and 2018, and ($2,620) and ($2,157) for the nine months ended September 30, 2019 and 2018, respectively	2,957	2,233	8,871	6,699

Balance at the end of the period	(240,079)	(170,672)	(240,079)	(170,672)

Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the period	—	—	—	104
Decrease during the year, net of tax	—	—	—	(104)

Balance at the end of the period	—	—	—	—

Accumulated other comprehensive loss at the end of the period	(558,473)	(456,204)	(558,473)	(456,204)

Treasury stock
Balance at the beginning of the period	(1,569,790)	(1,206,556)	(1,570,184)	(1,209,135)
Issuance of common stock under employee stock plans	346	93	7,062	6,678
Purchase of treasury stock	(291)	(28)	(6,613)	(4,034)

Balance at the end of the period	(1,569,735)	(1,206,491)	(1,569,735)	(1,206,491)

Total stockholders’ equity	$4,865,965	$4,511,909	$4,865,965	$4,511,909

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash provided by (used for):
Operating activities:
Net income	$640,520	$566,413
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	169,935	145,907
Deferred income taxes	13,397	(5,574)
Share-based compensation expense	29,004	20,100
Gain on sale of facilities	(4,529)	—
Net change in assets and liabilities, net of acquisitions	(82,604)	(89,877)
Pension contributions	(2,505)	(2,194)
Other, net	8,996	(5,420)

Total operating activities	772,214	629,355

Investing activities:
Additions to property, plant and equipment	(61,525)	(47,488)
Purchases of businesses, net of cash acquired	(122,149)	(376,248)
Proceeds from sale of facilities	8,263	717
Other, net	2,059	(1,234)

Total investing activities	(173,352)	(424,253)

Financing activities:
Net change in short-term borrowings	(258,211)	921
Proceeds from long-term borrowings	100,000	—
Repayments of long-term borrowings	—	(240,000)
Repurchases of common stock	(6,613)	(4,034)
Cash dividends paid	(95,498)	(97,027)
Proceeds from stock option exercises	59,645	28,661
Other, net	(7,249)	(5,749)

Total financing activities	(207,926)	(317,228)

Effect of exchange rate changes on cash and cash equivalents	(9,535)	(15,453)

Increase (decrease) in cash and cash equivalents	381,401	(127,579)
Cash and cash equivalents:
Beginning of period	353,975	646,300

End of period	$735,376	$518,721

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)
1.	Basis of Presentation

The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2019, the consolidated results of its operations for the three and nine months ended September 30, 2019 and 2018 and its cash flows for the nine months ended September 30, 2019 and 2018 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form
 10-K
for the year ended December 31, 2018 as filed with the U.S. Securities and Exchange Commission.
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
September 30, 2019
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
, by eliminating, modifying and adding to certain of those requirements. ASU
 2018-14
 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company has not determined the impact ASU
 2018-14
 may have on the Company’s consolidated financial statement disclosures.
In August 2018, the FASB issued ASU No.
 2018-15,
 Intangibles – Goodwill and Other –Internal-Use Software
 (“ASU
 2018-15”),
 that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use
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
The outstanding contract asset and liability accounts were as follows:

	2019	2018
	(In thousands)
Contract assets - January 1	$58,266	$32,658
Contract assets – September 30	78,010	60,037

Change in contract assets – increase	19,744	27,379

Contract liabilities – January 1	146,162	117,058
Contract liabilities – September 30	152,897	145,247

Change in contract liabilities – increase	(6,735)	(28,189)

Net change	$13,009	$(810)

The net change for the nine months ended September 30, 2019 was primarily driven by the recognition of revenue as performance obligations were satisfied prior to billing and exceeded receipt of advance payments from customers. For the nine months ended September 30, 2019 and 2018, the Company recognized revenue of $123.6 million and $95.0 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At September 30, 2019 and December 31, 2018, $8.7 million and $8.9 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

Applying the practical expedient available under ASC 606, the remaining performance obligations exceeding one year as of September 30, 2019 and December 31, 2018 were $196.6 million and $187.2 million, respectively. Remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Information about the Company’s operations in different geographic areas is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$421,629	$252,343	$673,972	$1,250,564	$764,001	$2,014,565

International (1):
United Kingdom	19,538	34,319	53,857	47,885	100,657	148,542
European Union countries	99,180	98,357	197,537	302,800	308,138	610,938
Asia	190,419	46,347	236,766	569,553	142,035	711,588
Other foreign countries	84,786	29,715	114,501	271,908	96,195	368,103

Total international	393,923	208,738	602,661	1,192,146	647,025	1,839,171

Consolidated net sales	$815,552	$461,081	$1,276,633	$2,442,710	$1,411,026	$3,853,736

(1)	Includes U.S. export sales of $317.6 million and $965.1 million for the three months ended and the nine months ended, respectively.

Information about the Company’s operations in different geographic areas is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$358,335	$237,831	$596,166	$1,044,971	$710,630	$1,755,601

International (1):
United Kingdom	17,646	33,364	51,010	46,974	101,913	148,887
European Union countries	93,248	97,595	190,843	281,328	303,994	585,322
Asia	193,986	51,136	245,122	576,640	157,634	734,274
Other foreign countries	78,826	30,995	109,821	253,012	97,448	350,460

Total international	383,706	213,090	596,796	1,157,954	660,989	1,818,943

Consolidated net sales	$742,041	$450,921	$1,192,962	$2,202,925	$1,371,619	$3,574,544

(1)	Includes U.S. export sales of $308.4 million and $944.0 million for the three months ended and the nine months ended, respectively.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$586,430	$—	$586,430	$1,747,708	$—	$1,747,708
Aerospace and Power	229,122	123,228	352,350	695,002	362,498	1,057,500
Automation and engineered solutions	—	337,853	337,853	—	1,048,528	1,048,528

Consolidated net sales	$815,552	$461,081	$1,276,633	$2,442,710	$1,411,026	$3,853,736

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$514,513	$—	$514,513	$1,530,004	$—	$1,530,004
Aerospace and Power	227,528	112,578	340,106	672,921	334,638	1,007,559
Automation and engineered solutions	—	338,343	338,343	—	1,036,981	1,036,981

Consolidated net sales	$742,041	$450,921	$1,192,962	$2,202,925	$1,371,619	$3,574,544

Timing of Revenue Recognition
The Company’s timing of revenue recognition was as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$652,950	$416,280	$1,069,230	$1,984,938	$1,286,060	$3,270,998
Products and services transferred over time	162,602	44,801	207,403	457,772	124,966	582,738

Consolidated net sales	$815,552	$461,081	$1,276,633	$2,442,710	$1,411,026	$3,853,736

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$620,221	$414,666	$1,034,887	$1,848,828	$1,281,378	$3,130,206
Products and services transferred over time	121,820	36,255	158,075	354,097	90,241	444,338

Consolidated net sales	$742,041	$450,921	$1,192,962	$2,202,925	$1,371,619	$3,574,544

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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Balance at the beginning of the period	$23,482	$22,872
Accruals for warranties issued during the period	14,342	8,166
Settlements made during the period	(13,335)	(9,477)
Warranty accruals related to acquired businesses and other during the period	617	1,261

Balance at the end of the period	$25,106	$22,822

4.	Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Weighted average shares:
Basic shares	228,041	231,502	227,493	231,227
Equity-based compensation plans	1,519	1,748	1,698	1,944

Diluted shares	229,560	233,250	229,191	233,171

5.	Fair Value Measurements

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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	Fair Value	Fair Value
	(In thousands)
Fixed-income investments	$8,108	$7,655

The fair value of fixed-income investments, which are valued as level 1 investments, was based on quoted market prices.
The fixed-income investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the nine months ended September 30, 2019 and 2018, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2019 and 2018.
Financial Instruments
Cash, cash equivalents and fixed-income investments are recorded at fair value at September 30, 2019 and December 31, 2018 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,432,451)	$(2,612,882)	$(2,378,809)	$(2,368,676)

The fair value of net
short-term
borrowings approximates the carrying value. Net short-term borrowings are valued as level 2 liabilities as they are corroborated by observable market data. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.
Foreign Currency
At September 30, 2019, the Company had no forward contracts outstanding. For the nine months ended September 30, 2019 and 2018, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as hedges.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

6.	Hedging Activities

The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2019, these net investment hedges included
British-pound-and
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
At September 30, 2019, the Company had $375.2 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At September 30, 2019, the Company had $627.1 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $45.5 million of pre-tax
currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2019.
7.	Inventories, net

	September 30,	December 31,
	2019	2018
	(In thousands)
Finished goods and parts	$101,242	$107,289
Work in process	122,532	117,899
Raw materials and purchased parts	399,901	399,556

Total inventories, net	$623,675	$624,744

8.	Leases

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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

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
The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(In thousands)	(In thousands)
Operating lease cost	$10,500	$29,209
Variable lease cost	543	3,073

Total lease cost	$11,043	$32,282

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
(In thousands)
Right of use assets, net	$174,438

Lease liabilities included in Accrued liabilities and other	40,822
Lease liabilities included in Other long-term liabilities	139,595

Total lease liabilities	$180,417

Supplemental cash flow information and other information related to leases was as follows:

Nine Months Ended
September 30, 2019
(In thousands)
Cash used in operations for operating leases	$32,521
Right-of-use assets obtained in exchange for new operating liabilities	$12,952
Weighted-average remaining lease terms - operating leases (years)	5.93
Weighted-average discount rate - operating leases	3.81%

1
4

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

Maturities of lease liabilities as of September 30, 2019 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2019	$12,293
2020	45,232
2021	37,712
2022	30,214
2023	24,335
Thereafter	52,890

Total lease payments	202,676
Less: imputed interest	22,259

$180,417

The Company does not have any leases that have not yet commenced which are significant.
9.	Acquisitions

The Company spent $122.1 million in cash, net of cash acquired, to acquire Pacific Design Technologies, Inc. (“PDT”) in September 2019. PDT designs and manufactures a complete range of custom-engineered, liquid cooling systems and components used in a broad set of current and next-generation commercial aerospace, defense and space platforms. PDT was privately held and is headquartered in Goleta, California. PDT is part of EMG.
The following table represents the preliminary allocation of the purchase price for the net assets of the PDT acquisition based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$1.0
Goodwill	47.0
Other intangible assets	63.7
Net working capital and other (1)	10.4

Total cash paid	$122.1

(1)	Includes $7.4 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the 2019 acquisition as follows: PDT’s products and solutions enhance the Company’s position and broaden the Company’s differentiated product offerings in the aerospace and defense sectors.
At September 30, 2019, the purchase price allocated to other intangible assets of $63.7 million consists of $10.0 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $53.7 million of other intangible assets consists of $43.7 million of customer relationships, which are being amortized over a period of 18 years, and $10.0 million of purchased technology, which is being amortized over a period of 18 years. Amortization expense for each of the next five years for the 2019 acquisition is expected to approximate $3 million per year.
The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2019 acquisition including inventory, property, plant and equipment, goodwill, trade names, customer relationships and purchased technology and the accounting for income taxes.
The Company finalized the measurement of its goodwill and other intangible assets related to its fourth quarter of 2018 acquisitions, which had no material impact to the consolidated statement of income. The
Company is in the process of finalizing the accounting for income taxes for its fourth quarter of 2018 acquisitions of Telular and Spectro Scientific.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

The 2019 acquisition had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2019. Had the acquisition been made at the beginning of 2019 or 2018, unaudited pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018, respectively, would not have been materially different than the amounts reported.
Acquisition subsequent to September 30, 2019
In October 2019, the Company acquired Gatan from Roper Technologies, Inc. for approximately $925 million in cash. Gatan has annual sales of approximately $180 million. Gatan is a leading manufacturer of instrumentation and software used to enhance and extend the operation and performance of electron microscopes. Gatan will join EIG.
10.	Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2018	$2,452.0	$1,160.0	$3,612.0
Goodwill acquired	—	47.0	47.0
Purchase price allocation adjustments and other	34.9	(0.3)	34.6
Foreign currency translation adjustments	(11.5)	(13.7)	(25.2)

Balance at September 30, 2019	$2,475.4	$1,193.0	$3,668.4

11.	Income Taxes

At September 30, 2019, the Company had gross unrecognized tax benefits of $104.8 million, of which $63.1 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2018	$119.3
Additions for tax positions	13.3
Reductions for tax positions	(27.8)

Balance at September 30, 2019	$104.8

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2019 and 2018 were not significant.
The effective tax rate for the three months ended September 30, 2019 was 19.5%, compared with 21.9% for the three months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 was 20.1%, compared with 22.3% for the nine months ended September 30, 2018. Both comparative quarters effective tax rates include the impact of the 2017 U.S. Tax Cuts and Jobs Act (the “Act”) including the reduction of the U.S. corporate income tax rate and the current impact of the global intangible low-taxed
income (“GILTI”) and the foreign-derived intangible income (“FDII”) provisions. The lower rates for 2019 reflects higher year over year tax benefits related to share-based payment transactions as well as the release of uncertain tax position liabilities primarily relating to statute expirations for U.S. Federal and State jurisdictions totaling $21.9 million.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

12.	Debt

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

Under the terms of the Company’s stockholder-approved share-based plans, performance restricted stock units (“PRSUs”), incentive and non-qualified
stock options and restricted stock have been, and may be, issued to the Company’s officers, management-level employees and members of its Board of Directors. Stock options granted prior to 2018 generally vest at a rate of one-fourth
on each of the first four anniversaries of the grant date and have a maximum contractual term of seven years. Beginning in 2018, stock options granted generally vest at a rate of one-third
on each of the first three anniversaries of the grant date and have a maximum contractual term of ten years. Restricted stock granted to employees prior to 2018 generally vests four years
after the grant date (cliff vesting) and is subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days. Beginning in 2018, restricted stock granted to employees generally vests one-third
on each of the first three anniversaries of the grant date
.
Restricted stock granted to non-employee directors generally vests two years
after the grant date (cliff vesting) and is subject to accelerated vesting due to certain events, including doubling of the grant price of the Company’s common stock as of the close of business during any five consecutive trading days.

In March 2019, the Company granted PRSUs to officers and certain key management-level employees an aggregate target award of approximately 102,000 shares of its common stock. The
PRSUs vest over a period up to three years from the grant date based on continuous service, with the number of shares earned

(
0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1, 2019 through December 31, 2021. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results, which represents a performance condition. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the probable number of awards to vest at each reporting date. The other half of the PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies, which represents a market condition. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

Total share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Stock option expense	$3,214	$2,924	$9,594	$8,467
Restricted stock expense	3,995	3,738	11,112	10,586
PRSU expense	6,349	483	8,298	1,047

Total pre-tax expense	$13,558	$7,145	$29,004	$20,100

Pre-tax
share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.
The fair value of each stock option grant is estimated on the grant date using a
Black-Scholes-Merton
option pricing model. The following weighted average assumptions were used in the
Black-Scholes-Merton
model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Expected volatility	19.1%	17.3%
Expected term (years)	5.0	5.0
Risk-free interest rate	2.25%	2.81%
Expected dividend yield	0.66%	0.76%
Black-Scholes-Merton fair value per stock option granted	$16.85	$14.12

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
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2018	5,629	$53.46
Granted	826	85.43
Exercised	(1,389)	42.95
Forfeited	(188)	66.81

Outstanding at September 30, 2019	4,878	$61.35	5.1	$148.7

Exercisable at September 30, 2019	2,781	$53.75	3.4	$105.9

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2019 was $59.7 million. The total fair value of stock options vested during the nine months ended September 30, 2019 was $11.7 million. As of September 30, 2019, there was approximately $22.3 million of expected future pre-tax
compensation expense related to the 2.1 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years
.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the Company’s closing common stock price on the grant date. Upon the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the grant date is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is the same as the calculated derived service period as determined on the grant date.
The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2018	891	$58.98
Granted	202	85.28
Vested	(285)	57.67
Forfeited	(74)	64.08

Nonvested restricted stock outstanding at September 30, 2019	734	$66.22

The total fair value of restricted stock vested during the nine months ended September 30, 2019 was $16.5 million. As of September 30, 2019, there was approximately $29.4 million of expected future pre-tax
compensation expense related to the 0.7 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years
.
14.	Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Defined benefit plans:
Service cost	$1,678	$1,766	$5,093	$5,373
Interest cost	6,677	6,311	20,179	19,214
Expected return on plan assets	(13,061)	(14,734)	(39,272)	(44,581)
Amortization of net actuarial loss and other	3,902	2,952	11,838	8,856

Pension expense (income)	(804)	(3,705)	(2,162)	(11,138)

Other plans:
Defined contribution plans	7,614	6,877	24,876	22,220
Foreign plans and other	3,816	1,505	6,921	4,688

Total other plans	11,430	8,382	31,797	26,908

Total net pension expense	$10,626	$4,677	$29,635	$15,770

Net periodic benefit cost, other than the service cost component, is included in “Other expense, net” in the consolidated statement of income.
For the nine months ended September 30, 2019 and 2018, contributions to the Company’s defined benefit pension plans were $2.5 million and $2.2 million, respectively. The Company’s current estimate of 2019 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form
 10-K
for the year ended December 31, 2018.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
(Unaudited)

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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products
as defined by federal and state laws and regulations. At September 30, 2019, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned
former waste disposal or treatment sites (the
“non-owned”
sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to
settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de
minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned
sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at September 30, 2019 and December 31, 2018 were $28.5 million and $27.8 million, respectively, for both non-owned
and owned sites. For the nine months ended September 30, 2019, the Company recorded $5.3 million in reserves. Additionally, the Company spent $4.3 million on environmental matters and the reserve decreased $0.3 million due to foreign currency translation for the nine months ended September 30, 2019. The Company’s reserves for environmental liabilities at September 30, 2019 and December 31, 2018 included reserves of $9.1 million and $9.6 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities. At September 30, 2019, the Company had $12.4 million in receivables related to HCC for probable recoveries from third-party escrow funds and other committed third-party funds to support the required remediation. Also, the Company is indemnified by HCC’s former owners for approximately $19 million of additional costs.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2019
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
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net sales:
Electronic Instruments	$815,552	$742,041	$2,442,710	$2,202,925
Electromechanical	461,081	450,921	1,411,026	1,371,619

Consolidated net sales	$1,276,633	$1,192,962	$3,853,736	$3,574,544

Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$219,451	$190,313	$635,448	$567,503
Electromechanical	103,451	92,667	303,329	277,919

Total segment operating income	322,902	282,980	938,777	845,422
Corporate administrative expenses	(21,846)	(17,714)	(59,052)	(51,902)

Consolidated operating income	301,056	265,266	879,725	793,520
Interest expense	(21,308)	(19,391)	(65,436)	(61,861)
Other expense, net	(5,517)	(945)	(12,521)	(2,684)

Consolidated income before income taxes	$274,231	$244,930	$801,768	$728,975

For the quarter ended September 30, 2019, the Company posted record operating income and operating cash flow, as well as strong sales, backlog, operating income margins, net income, and diluted earnings per share. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the 2019 acquisition of Pacific Design Technologies, Inc. (“PDT”) in September 2019, the 2018 acquisitions of Spectro Scientific Corporation in November 2018, Forza Silicon Corporation (“Forza”) and Telular Corporation in October 2018, as well as our Operational Excellence initiatives.
For 2019, the Company’s strong backlog, the full year impact of the 2018 and 2019 acquisitions and continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the remainder of the Company’s 2019 results.
Results of operations for the third quarter of 2019 compared with the third quarter of 2018
Net sales for the third quarter of 2019 were $1,276.6 million, an increase of $83.6 million or 7.0%, compared with net sales of $1,193.0 million for the third quarter of 2018. The increase in net sales for the third quarter of 2019 was due to 3% organic sales growth and a 5% increase from acquisitions, partially offset by an unfavorable 1% effect of foreign currency translation.
Total international sales for the third quarter of 2019 were $602.7 million or 47.2% of net sales, an increase of $5.9 million or 1.0%, compared with international sales of $596.8 million or 50.0% of net sales for the third quarter of 2018. The $5.9 million increase in international sales was primarily driven from recent acquisitions. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.
Orders for the third quarter of 2019 were $1,227.7 million, an increase of $35.7 million or 3.0%, compared with $1,192.0 million for the third quarter of 2018. The increase in orders for the third quarter of 2019 was due to an 8% increase from acquisitions partially offset by a 3% decrease in organic growth and an unfavorable 2% effect of foreign currency translation.
Segment operating income for the third quarter of 2019 was $322.9 million, an increase of $39.9 million or 14.1%, compared with segment operating income of $283.0 million for the third quarter of 2018. Segment operating income, as a percentage of net sales, increased to 25.3% for the third quarter of 2019, compared with 23.7% for the third quarter of 2018.

The increase in segment operating income and segment operating margins for the third quarter of 2019 resulted primarily from the increase in net sales noted above, as well as the benefits of the Company’s Operational Excellence initiatives.
Cost of sales for the third quarter of 2019 was $823.3 million or 64.5% of net sales, an increase of $40.3 million or 5.1%, compared with $783.0 million or 65.6% of net sales for the third quarter of 2018.
Selling, general and administrative expenses for the third quarter of 2019 were $152.3 million or 11.9% of net sales, an increase of $7.6 million or 5.3%, compared with $144.7 million or 12.1% of net sales for the third quarter of 2018. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above.
Consolidated operating income was a record $301.1 million or 23.6% of net sales for the third quarter of 2019, an increase of $35.8 million or 13.5%, compared with $265.3 million or 22.2% of net sales for the third quarter of 2018.
Interest expense was $21.3 million for the third quarter of 2019, an increase of $1.9 million or 9.9%, compared with $19.4 million for the third quarter of 2018. The change in interest expense is largely driven by the 2018 private placement senior notes issued in December 2018 ($475 million and 75 million Euros) and January 2019 ($100 million), partially offset by a decrease related to the repayment in full, at maturity, of $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes in the third quarter of 2018, and $65 million in aggregate principal amount of 7.18% private placement senior notes in the fourth quarter of 2018.
Other expense, net was $5.5 million for the third quarter of 2019, an increase of $4.6 million, compared with $0.9 million for the third quarter of 2018. The Other expense, net increase for 2019 was primarily due to lower defined benefit pension income, compared to the same period in 2018.
The effective tax rate for the third quarter of 2019 was 19.5%, compared with 21.9% for the third quarter of 2018. The 2019 and 2018 effective tax rates reflect the release of uncertain tax position liabilities primarily relating to statute expirations for U.S. Federal and State jurisdictions totaling $21.9 million and $11.4 million, respectively. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form
 10-Q.
Net income for the third quarter of 2019 was $220.7 million, an increase of $29.5 million or 15.4%, compared with $191.2 million for the third quarter of 2018.
Diluted earnings per share for the third quarter of 2019 were $0.96, an increase of $0.14 or 17.1%, compared with $0.82 per diluted share for the third quarter of 2018.
Segment Results
EIG’s
net
sales totaled $815.6 million for the third quarter of 2019, an increase of $73.5 million or 9.9%, compared with $742.0 million for the third quarter of 2018. The net sales increase was due to a 7% increase from acquisitions and 3% organic sales growth, partially offset by an unfavorable 1% effect of foreign currency translation.
EIG’s operating income was a record $219.5 million for the third quarter of 2019, an increase of $29.1 million or 15.3%, compared with $190.3 million for the third quarter of 2018. EIG’s operating margins were 26.9% of net sales for the third quarter of 2019, compared with 25.6% for the third quarter of 2018. The increase in EIG’s operating income and operating margins for the third quarter of 2019 were primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.
EMG’s
net sales totaled $461.1 million for the third quarter of 2019, an increase of $10.2 million or 2.3%, compared with $450.9 million for the third quarter of 2018. The net sales increase was due to 3% organic sales growth, partially offset by an unfavorable 1% effect of foreign currency translation.
EMG’s operating income was a record at $103.5 million for the third quarter of 2019, an increase of $10.8 million or 11.6%, compared with $92.7 million for the third quarter of 2018. EMG’s operating margins were 22.4% of net sales for the third quarter of 2019, compared with 20.6% for the third quarter of 2018. The increase in EMG’s operating income and operating margins for the first quarter of 2019 were primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.

Results of operations for the first nine months of 2019 compared with the first nine months of 2018
Net sales for the first nine months of 2019 were $3,853.7 million, an increase of $279.2 million or 7.8%, compared with net sales of $3,574.5 million for the first nine months of 2018. The increase in net sales for the first nine months of 2019 was due to 4% organic sales growth, a 5% increase from acquisitions and an unfavorable 1% effect of foreign currency translation.
Total international sales for the first nine months of 2019 were $1,839.2 million or 47.7% of net sales, an increase of $20.2 million or 1.1%, compared with international sales of $1,818.9 million or 50.9% of net sales for the first nine months of 2018. The increase in international sales was primarily driven by recent acquisitions. Both reportable segments of the Company maintain strong international sales presences in Europe and Asia.
Orders for the first nine months of 2019 were $3,884.0 million, an increase of $116.3 million or 3.1%, compared with $3,767.7 million for the first nine months of 2018. The increase in orders for the first nine months of 2019 was due to a 4% increase from acquisitions, partially offset by an unfavorable 1% effect of foreign currency translation. As a result, the Company’s backlog of unfilled orders at September 30, 2019 was $1,632.3 million, an increase of $30.2 million or 1.9%, compared with $1,602.1 million at December 31, 2018.
Segment operating income for the first nine months of 2019 was $938.8 million, an increase of $93.4 million or 11.0%, compared with segment operating income of $845.4 million for the first nine months of 2018. Segment operating income, as a percentage of net sales, increased to 24.4% for the first nine months of 2019, compared with 23.7% for the first nine months of 2018. The increase in segment operating income and segment operating margins for the first nine months of 2019 resulted primarily from the increase in net sales noted above, as well as the benefits of the Company’s Operational Excellence initiatives.
Cost of sales for the first nine months of 2019 was $2,512.7 million or 65.2% of net sales, an increase of $161.7 million or 6.9%, compared with $2,351.0 million or 65.8% of net sales for the first nine months of 2018. Cost of sales increased primarily due to the increase in net sales noted above.
Selling, general and administrative expenses for the first nine months of 2019 were $461.3 million or 12.0% of net sales, an increase of $31.3 million or 7.3%, compared with $430.0 million or 12.0% of net sales for the first nine months of 2018. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above.
Consolidated operating income was $879.7 million or 22.8% of net sales for the first nine months of 2019, an increase of $86.2 million or 10.9%, compared with $793.5 million or 22.2% of net sales for the first nine months of 2018.
Interest expense was $65.4 million for the first nine months of 2019, an increase of $3.6 million or 5.8%, compared with $61.9 million for the first nine months of 2018. The change in interest expense is largely driven by the 2018 private placement senior notes issued in December 2018 ($475 million and 75 million Euros) and January 2019 ($100 million), partially offset by a decrease related to the repayment in full, at maturity, of $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes in the third quarter of 2018, and $65 million in aggregate principal amount of 7.18% private placement senior notes in the fourth quarter of 2018.
Other expense, net was $12.5 million for the first nine months of 2019, an increase of $9.8 million compared with $2.7 million for the first nine months of 2018. The Other expense, net increase for 2019 was primarily due to lower defined benefit pension income, compared to the same period in 2018.
The effective tax rate for the first nine months of 2019 was 20.1%, compared with 22.3% for the first nine months of 2018. The lower rate for 2019 mainly reflects higher year over year tax benefits related to share-based payment transactions as well as lower tax cost on foreign source income. The third quarter of 2019 and 2018 effective tax rates also reflect the release of uncertain tax position liabilities primarily relating to statute expirations for U.S. Federal and State jurisdictions totaling $21.9 and $11.4 million, respectively. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form
 10-Q.

Net income for the first nine months of 2019 was $640.5 million, an increase of $74.1 million or 13.1%, compared with $566.4 million for the first nine months of 2018.
Diluted earnings per share for the first nine months of 2019 were $2.79, an increase of $0.36 or 14.8%, compared with $2.43 per diluted share for the first nine months of 2018.
Segment Results
EIG’s
net
sales totaled $2,442.7 million for the first nine months of 2019, an increase of $239.8 million or 10.9%, compared with $2,202.9 million for the first nine months of 2018. The net sales increase was due to 3% organic sales growth, a 9% increase from the 2018 acquisitions of Motec, Spectro Scientific Corporation, Forza and Telular Corporation, partially offset by an unfavorable 1% effect of foreign currency translation.
EIG’s operating income was $635.4 million for the first nine months of 2019, an increase of $67.9 million or 12.0%, compared with $567.5 million for the first nine months of 2018. The increase in EIG’s operating income for the first nine months of 2019 was primarily due to the increase in net sales noted above. EIG’s operating margins were 26.0% of net sales for the first nine months of 2019, compared with 25.8% of net sales for the first nine months of 2018. EIG’s operating margins for the first nine months of 2019 increased slightly due to the benefits of the Group’s Operational Excellence initiatives, partially offset by a negative 1% impact of lower margins on recent acquisitions.
EMG’s
net sales totaled $1,411.0 million for the first nine months of 2019, an increase of $39.4 million or 2.9%, compared with $1,371.6 million for the first nine months of 2018. The net sales increase was due to 4% organic sales growth and a 2% unfavorable effect of foreign currency translation.
EMG’s operating income was $303.3 million for the first nine months of 2019, an increase of $25.4 million or 9.1%, compared with $277.9 million for the first nine months of 2018. EMG’s operating margins were 21.5% of net sales for the first nine months of 2019, compared with 20.3% of net sales for the first nine months of 2018. The increase in EMG’s operating income and operating margins for the first nine months of 2019 was primarily due to the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $772.2 million for the first nine months of 2019, an increase of $142.8 million or 22.7%, compared with $629.4 million for the first nine months of 2018. The increase in cash provided by operating activities for the first nine months of 2019 was primarily due to higher net income and better working capital management.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $710.7 million for the first nine months of 2019, compared with $581.9 million for the first nine months of 2018. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,034.5 million for the first nine months of 2019, compared with $935.5 million for the first nine months of 2018. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used for investing activities totaled $173.4 million for the first nine months of 2019, compared with $424.3 million for the first nine months of 2018. Additions to property, plant and equipment totaled $61.5 million for the first nine months of 2019, compared with $47.5 million for the first nine months of 2018. For the first nine months of 2019, the Company paid $122.1 million, net of cash acquired, to acquire PDT in September 2019. For the first nine months of 2018, the Company paid $376.2 million, net of cash acquired, to acquire Motec in June 2018, SoundCom in April 2018 and FMH in January 2018.

Cash used for financing activities totaled $207.9 million for the first nine months of 2019, compared with $317.2 million for the first nine months of 2018. At September 30, 2019, total debt, net was $2,428.8 million, compared with $2,632.7 million at December 31, 2018. For the first nine months of 2019, short-term borrowings decreased by $258.2 million, compared with a $0.9 million increase for the first nine months of 2018. At September 30, 2019, the Company had available borrowing capacity of $1,970.2 million under its revolving credit facility, including the $500 million accordion feature.
In December 2018, the Company completed the 2018 private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors utilizing two funding dates. The first funding occurred in December 2018 for $475 million and 75 million Euros ($85.1 million). The third funding occurred in January 2019 for $100 million. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA
 (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the funding from the 2018 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility.
In the third quarter of 2018, $80 million of 6.35% senior notes and $160 million of 7.08% senior notes matured and were paid. In the fourth quarter of 2018, $65 million of 7.18% senior notes matured and were paid. The debt-to-capital
ratio was 33.3% at September 30, 2019, compared with 38.3% at December 31, 2018. The net debt-to-capital
ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 25.8% at September 30, 2019, compared with 34.9% at December 31, 2018. The net debt-to-capital
ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first nine months of 2019 included cash dividends paid of $95.5 million, compared with $97.0 million for the first nine months of 2018. Effective February 12, 2019, the Company’s Board of Directors approved an increase of $500 million in the authorization for the repurchase of the Company’s common stock. Proceeds from stock option exercises were $59.6 million for the first nine months of 2019, compared with $28.7 million for the first nine months of 2018.
As a result of all the Company’s cash flow activities for the first nine months of 2019, cash and cash equivalents at September 30, 2019 totaled $735.4 million, compared with $354.0 million at December 31, 2018. At September 30, 2019, the Company had $363.0 million in cash outside the United States, compared with $311.2 million at December 31, 2018. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
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
as of September 30, 2019. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2019 to July 31, 2019	2,579	$90.97	2,579	$494,493,031
August 1, 2019 to August 31, 2019	653	86.26	653	494,436,704
September 1, 2019 to September 30, 2019	—	—	—	494,436,704

Total	3,232	90.02	3,232

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $500 million authorization for the repurchase of its common stock announced in February 2019. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Form of Performance Restricted Stock Unit Agreement for Chief Executive Officer

10.2*	Form of Performance Restricted Stock Unit Agreement for US Employees

10.3*	Form of Performance Restricted Stock Unit Agreement for Non-US Employees

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

By:	/s/ Thomas M. Montgomery
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)

November 1, 2019