Form 10-K
period 2019-12-31
AMETEK INC/
filed 2020-02-20
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
Commission File Number
1-12981

AMETEK, Inc.
(Exact name of registrant as specified in its charter)

Delaware	14-1682544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Cassatt Road Berwyn, Pennsylvania	19312-1177
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610)
 647-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value (voting)	AME	New York Stock Exchange

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
of the Act).    Yes
☐
    No
☒
The aggregate market value of the voting stock held by
non-affiliates
of the registrant was approximately $20.7 billion as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s Common Stock outstanding as of January 31, 2020 was 229,124,099.
Documents Incorporated by Reference
Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 6, 2020.

AMETEK, Inc.
2019 Form
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
Available Information
AMETEK’s annual report on Form
 10-K,
quarterly reports on Form
 10-Q,
current reports on Form
 8-K
and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at
www.ametek.com
in the “Investors – Financial Information” section as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. All reports filed with the Securities Exchange Commission can also be viewed on their website at
www.sec.gov
. AMETEK has posted in the “Investors – Governance” section of its website its corporate governance guidelines, Board committee charters and codes of ethics. Those documents also are available free of charge in published form to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 1100 Cassatt Road, Berwyn, Pennsylvania, 19312.
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
Competitive Strengths
Management believes AMETEK has significant competitive advantages that help strengthen and sustain its market positions. Those advantages include:
Significant Market Share
.    AMETEK maintains significant market share in a number of targeted niche markets through its ability to produce and deliver high-quality products at competitive prices. EIG has significant market positions in niche segments of the process, power and industrial, and aerospace markets. EMG holds significant positions in niche segments of the aerospace and defense, automation and medical markets.
Technological and Development Capabilities
.    AMETEK believes it has certain technological advantages over its competitors that allow it to maintain its leading market positions. Historically, it has demonstrated an ability to develop innovative new products and solutions that anticipate customer needs. It has consistently added to its investment in research, development and engineering, and improved its new product development efforts with the adoption of Design for Six Sigma and Value Analysis/Value Engineering methodologies. These have improved the pace and quality of product innovation and resulted in the introduction of a steady stream of new products across all of AMETEK’s lines of business.

Efficient and Low-Cost Manufacturing Operations.
    Through its Operational Excellence initiatives, AMETEK has established a lean manufacturing platform for its businesses. In its effort to achieve best-cost manufacturing, AMETEK had plants, as of December 31, 2019, in Brazil, China, the Czech Republic, Malaysia, Mexico, and Serbia. These plants offer proximity to customers and provide opportunities for increasing international sales. Acquisitions also have allowed AMETEK to reduce costs and achieve operating synergies by consolidating operations, product lines and distribution channels, benefitting both of AMETEK’s operating groups.
Experienced Management Team
.    Another component of AMETEK’s success is the strength of its management team and that team’s commitment to improving Company performance. AMETEK senior management has extensive industry experience and an average of approximately 27 years of AMETEK service. The management team is focused on delivering strong, consistent and profitable growth, and growing shareholder value. Individual performance is tied to financial results through Company-established stock ownership guidelines and equity incentive programs.
Business Strategy
AMETEK is committed to achieving earnings growth through the successful implementation of the AMETEK Growth Model. The goal of that model is double-digit annual percentage growth in sales and earnings per share over the business cycle and a superior return on total capital. In addition, other financial initiatives have been or may be undertaken, including public and private debt or equity issuance, bank debt refinancing, local financing in certain foreign countries and share repurchases.
AMETEK’s Growth Model integrates the four growth strategies of Operational Excellence, Strategic Acquisitions, Global and Market Expansion, and New Product Development with a focus on cash generation and capital deployment.
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
Strategic Acquisitions
.    Acquisitions are a key to achieving the goals of the AMETEK Growth Model. Since the beginning of 2015 through December 31, 2019, AMETEK has completed 18 acquisitions with annualized sales totaling more than $1.1 billion, including two acquisitions in 2019 (see “Recent Acquisitions”). AMETEK targets companies that offer compelling strategic, technical and cultural fit. It seeks to acquire businesses in adjacent markets with complementary products and technologies. It also looks for businesses that provide attractive growth opportunities, often in new and emerging markets. Through these and prior acquisitions, AMETEK’s management team has developed considerable skill in identifying, acquiring and integrating new businesses. As it has executed its acquisition strategy, AMETEK’s mix of businesses has shifted toward those that are more highly differentiated and, therefore, offer better opportunities for growth and profitability.
Global & Market Expansion
.    AMETEK has experienced strong growth outside the United States, reflecting an expanding international customer base, investments in its global infrastructure and the attractive growth potential of its businesses in overseas markets. While Europe remains its largest overseas market, AMETEK has pursued growth opportunities worldwide, especially in key emerging markets. It has grown sales in Latin America and Asia by strategically building, acquiring and expanding manufacturing facilities. AMETEK also has expanded its sales and service capabilities in China and enhanced its sales presence and engineering capabilities in India. Elsewhere in Asia and the Middle East, it has expanded sales, service and technical support. Recently acquired businesses have further added to AMETEK’s international presence.
New Products
.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has maintained a consistent investment in new product development and engineering. In 2019, AMETEK added to its highly differentiated product portfolio with a range of new products across many of its businesses. They included:
•	AMETEK Programmable Power launched the RX0424, a rugged accelerometer instrument for measuring acceleration forces in extreme environmental conditions
•	AMETEK SMP added two new titanium strip grades to expand their product portfolio for medical application that will ultimately help in the treatment of Parkinson’s disease, sleep apnea and chronic pain without the use of opioids
•	Barben Analytical introduced the second generation OXYvisor ® , a trace to percent level, optical process oxygen analyzer to help prevent the corrosion of capital equipment and ensure product quality
•	The SPECTROGREEN is the latest inductively coupled plasma optical emission spectrometer from SPECTRO Analytical Instruments that features revolutionary Dual Side-On Interface plasma viewing technology
•	Vision Research launched several new cameras, including the Phantom ® S640 and VEO 440 high-speed cameras as well as the Phantom Miro C320J and C320 for automotive crash testing
•	AMETEK Land launched two new continuous emission monitoring systems, the 4650-PM and 4750-PM, to accurately and reliably measure particulate matter from the industrial combustion processes
•	Creaform launched two new handheld scanners, the HandySCAN BLACK and the Go!SCAN SPARK, both of which are third-generation versions of the company’s patented 3D scanning technology
•	To better detect leaks in Modified Atmosphere Packaging, AMETEK MOCON developed the Dansensor LeakPointer 3 and LeakPointer 3+ for the food industry, where micro leaks in packaging can drastically affect product integrity
•	Adding to their legacy of innovation, Haydon Kerk Pittman launched the EC042B IDEA Motor Series, a brushless motor with integrated drive optimized for specialized motion applications
•	AMETEK Grabner Instruments launched the MINIFLASH FP Vision, which determines the flashpoint of flammable liquid mixtures with faster cooling cycles and sample turnaround times thanks to advanced Peltier technology
•	The EIKOS-UV, a new atom probe microscope from AMETEK CAMECA, delivers nanoscale structural information to help develop products across industrial applications

•	AMETEK EDAX, a leader in
X-ray
microanalysis and electron diffraction instrumentation, launched the OIM Matrix
™
software package, Elite T Ultra EDS System and the Velocity
™
Super EBSD Camera, which was developed in partnership with the Vision Research team.
Cash Flow Generation and Disciplined Capital Deployment
.    AMETEK generates strong cash flow given its asset-light business model and strong operational execution. This cash flow supports AMETEK’s capital deployment strategy with its primary focus on strategic, value-enhancing acquisitions. We are committed to paying a modest quarterly dividend.
2019 OVERVIEW
Operating Performance
In 2019, the Company posted record sales, operating income, net income, diluted earnings per share, orders, backlog and operating cash flow. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from recent acquisitions, as well as from the Company’s Operational Excellence initiatives. See “Results of Operations” in Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.
In 2019, AMETEK achieved sales of $5,158.6 million, an increase of 6.5% from 2018 due to 2% organic sales growth, a 5% increase from the 2019 and 2018 acquisitions, partially offset by unfavorable foreign currency translation. Diluted earnings per share for 2019 were $3.75, an increase of $0.41 or 12.3%, compared with $3.34 per diluted share in 2018.
Recent Acquisitions
AMETEK spent $1,061.9 million in cash, net of cash acquired, to acquire two businesses in 2019.
In September 2019, AMETEK acquired Pacific Design Technologies, Inc. (“PDT”), a provider of advanced, mission-critical thermal management solutions. PDT is part of EMG.
In October 2019, AMETEK acquired Gatan, a provider of instrumentation and software used to enhance and extend the operation and performance of electron microscopes. Gatan is part of EIG.
Financing
In the fourth quarter of 2019, the Company paid in full, at maturity, $100 million in aggregate principal amount of 6.30% private placement senior notes.
In December 2018, the Company completed a private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors (the “2018 Private Placement”) utilizing two funding dates. The first funding occurred in December 2018 for $475 million and 75 million Euros ($85.1 million). The second funding was in January 2019 for $100 million. The proceeds from the fundings of the 2018 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility. See Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form
 10-K
for further details
Recent Accounting Pronouncements
Effective January 1, 2019, the Company adopted the requirements of Financial Accounting Standards Board Accounting Standards Update (“ASU”) No.
 2016-02
(ASC 842),
Leases
, using the effective date transition method. Also, effective January 1, 2019, the Company adopted ASU No.
 2018-02,
Income Statement – Reporting

Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
. Upon adoption, the Company did not elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form
 10-K
for further details.
Financial Information About Reportable Segments, Foreign Operations and Export Sales
Information with respect to reportable segments and geographic areas is set forth in Note 3 and Note 15 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form
 10-K.
AMETEK’s international sales increased 1.1% to $2,474.9 million in 2019. International sales represented 48.0% of consolidated net sales in 2019 compared with 50.5% in 2018.
Description of Business
Described below are the products and markets of each reportable segment:
EIG
EIG is a leader in the design and manufacture of advanced analytical, test and measurement instruments for the process, aerospace, medical, research, power and industrial markets. Its growth is based on the strategies outlined in the AMETEK Growth Model. In many instances, its products differ from or are technologically superior to its competitors’ products. It has achieved competitive advantage through continued investment in research, development and engineering to develop market-leading products and solutions that serve niche markets. It also has expanded its sales and service capabilities globally to serve its customers.
EIG is a leader in many of the specialized markets it serves. Products supplied to these markets include process control instruments for the oil and gas, petrochemical, pharmaceutical, semiconductor, automation, and food and beverage industries. It provides a growing range of instruments to the research and laboratory equipment, ultraprecision manufacturing, medical, and test and measurement markets. It is a leader in power quality monitoring and metering, uninterruptible power systems, programmable power equipment, electromagnetic compatibility (“EMC”) test equipment, sensors for gas turbines, dashboard instruments for heavy trucks, and instrumentation and controls for the food and beverage industries. It supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.
In 2019, 49% of EIG’s net sales were to customers outside the United States. At December 31, 2019, EIG employed approximately 10,300 people, of whom approximately 900 were covered by collective bargaining agreements. At December 31, 2019, EIG had operating facilities in the United States, the United Kingdom, Germany, Canada, China, Denmark, Finland, France, Switzerland, Argentina, Austria and Mexico. EIG also shares operating facilities with EMG in Brazil, China and Mexico.
Process and Analytical Instrumentation Markets and Products
Process and analytical instrumentation sales represented 72% of EIG’s 2019 net sales. These businesses include process analyzers, emission monitors and spectrometers; elemental and surface analysis instruments; level, pressure and temperature sensors and transmitters; radiation measurement devices; level measurement devices; precision manufacturing systems; materials- and force-testing instruments; contact and non-contact
metrology products; and clinical and educational communication solutions. Among the industries it serves are oil, gas and petrochemical refining; power generation; pharmaceutical manufacturing; medical and healthcare; water and waste treatment; natural gas distribution; and semiconductor manufacturing. Its instruments are used for precision measurement in a number of applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultraprecise manufacturing, and test and measurement.

Acquired in October 2019, Gatan is a leading manufacturer of instrumentation and software used to enhance and extend the operation and performance of electron microscopes. Gatan’s differentiated technology solutions, premier brand and leadership positions in growth markets complements the Company’s existing portfolio of specialized offerings in high-end
analytical instrumentation.
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
Acquired in October 2018, Forza Silicon Corporation (“Forza”) is a leader in the design and production of high-performance imaging sensors used in medical, defense and industrial applications. Forza provides the Vision Research business with custom sensor design and production capability, allowing for accelerated development of next-generation sensor technology for use across the Company’s market-leading, high-speed cameras.
Acquired in April 2018, SoundCom Systems (“SoundCom”) is a provider of design, integration, installation and support of clinical workflow and communication systems for healthcare facilities, educational institutions and corporations. SoundCom expands Rauland’s presence in the healthcare and education markets in the Midwest while providing customers with expanded value-added solutions and services.
Aerospace and Power Instrumentation Markets and Products
Aerospace and Power Instrumentation sales represented 28% of EIG’s 2019 net sales. These businesses produce a wide array of instrumentation, systems and sensors for applications in the aerospace, power and industrial markets.
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
Customers
EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 8% of EIG’s 2019 net sales were made to its five largest customers. No single customer comprises more than 5% of net sales.
EMG
EMG is a differentiated supplier of automation solutions, thermal management systems, specialty metals and electrical interconnects. EMG is a leader in many of the niche markets in which it competes. Products supplied to these markets include its advanced precision motion control solutions, which are used in a wide range of automation applications across the medical, semiconductor, aerospace, defense, and food and beverage industries, as well as its highly engineered electrical connectors and electronics packaging used in aerospace and defense, medical, and industrial applications.
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
In 2019, 46% of EMG’s net sales were to customers outside the United States. At December 31, 2019, EMG employed approximately 7,500 people, of whom approximately 1,600 were covered by collective bargaining agreements. At December 31, 2019, EMG had operating facilities in the United States, the United Kingdom, China, Germany, France, Italy, Mexico, Serbia, Brazil, the Czech Republic, Malaysia and Taiwan.
Automation and Engineered Solutions Markets and Products
Automation and Engineered Solution sales represented 73% of EMG’s 2019 net sales. These businesses produce precision motion control solutions, brushless motors, blowers and pumps, heat exchangers and other electromechanical systems. These products are used in a wide variety of automation applications, semiconductor equipment, medical equipment and power industries among others. Additionally, these businesses produce specialty motors which are used in a wide range of products, such as household, commercial and personal care appliances, fitness equipment, food and beverage machines, hydraulic pumps and industrial blowers.
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
Aerospace Markets and Products
Aerospace sales represented 27% of EMG’s 2019 net sales. These businesses produce motor-blower systems and heat exchangers used in thermal management and other applications on a variety of military and commercial aircraft and military ground vehicles. In addition, these businesses provide the commercial and military aerospace industry with third-party MRO services on a global basis with facilities in the United States, Europe and Asia.
Acquired in September 2019, PDT designs and manufactures a complete range of custom-engineered, liquid cooling systems and components used in a broad set of current and next-generation commercial aerospace, defense and space platforms. PDT enhances the Company’s position in the aerospace and defense sectors with its innovative technology and differentiated solutions in thermal management systems.
Acquired in January 2018, FMH Aerospace (“FMH”) is a provider of complex, highly engineered solutions for the aerospace, defense and space industries. FMH’s products and solutions further broaden the Company’s differentiated product offerings in the aerospace and defense markets.
Customers
EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 13% of EMG’s 2019 net sales were made to its five largest customers. No single customer comprises greater than 5% of net sales.
Marketing
AMETEK’s marketing efforts generally are organized and carried out at the business level. EIG makes use of distributors and sales representatives to market its products along with a direct sales force for its technically sophisticated products. Within aerospace, the specialized customer base of aircraft and jet engine manufacturers is served primarily by direct sales engineers. Given the technical nature of its many products, as well as its significant worldwide market share, EMG conducts much of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors, both in the United States and in other countries.
Competition
In general, AMETEK’s markets are highly competitive with competition based on technology, performance, quality, service and price.
In EIG’s markets, AMETEK believes it ranks as a leader in certain analytical measurement and control instruments, and power and industrial markets. It also is a major instrument and sensor supplier to commercial aviation. In process and analytical instruments, numerous companies compete in each market on the basis of product quality, performance and innovation. In power and industrial and in aerospace, AMETEK competes with a number of companies depending on the specific market segment.
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
Backlog and Seasonal Variations of Business
AMETEK’s backlog of unfilled orders by reportable segment was as follows at December 31:

	2019	2018	2017
	(In millions)

Electronic Instruments	$842.5	$765.5	$718.1

Electromechanical	875.4	836.6	678.0

Total	$1,717.9	$1,602.1	$1,396.1

Of the total backlog of unfilled orders at December 31, 2019, approximately 86% is expected to be shipped by December 31, 2020. The Company believes that neither its business, nor either of its reportable segments, is subject to significant seasonal variations, although certain individual operations experience some seasonal variability.
Research, Development and Engineering
AMETEK is committed to, and has consistently invested in, research, development and engineering activities. These investments support AMETEK’s efforts in designing and developing new and improved products and solutions for our customers. Research, development and engineering costs before customer reimbursement were $260.3 million in 2019, $230.2 million in 2018 and $221.2 million in 2017, respectively. Customer reimbursements in 2019, 2018 and 2017 were $3.2 million, $5.2 million and $5.4 million, respectively. These amounts included research and development expenses of $161.9 million, $141.0 million and $130.4 million in 2019, 2018 and 2017, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.
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

Employees
At December 31, 2019, AMETEK employed approximately 18,100 people at its EIG, EMG and corporate operations, of whom approximately 2,500 employees were covered by collective bargaining agreements. AMETEK has three collective bargaining agreements that expire in 2020, which cover fewer than 100 employees. It expects no material adverse effects from these pending labor contract negotiations.
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
A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2015, through December 31, 2019, we have completed 18 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategy in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:
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
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements.
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
International sales for 2019 and 2018 represented 48.0% and 50.5% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. As of December 31, 2019, we have manufacturing operations in 17 countries outside the United States, with significant operations in China, the Czech Republic, Germany, Mexico, Serbia and the United Kingdom. A disruption of our ability to obtain a supply of goods from these countries or a change in the cost to purchase, manufacture, or distribute these products could have an adverse effect on our sales and operations. International sales and operations are subject to the customary risks of operating in an international environment, including:
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
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with)

that would violate U.S. and/or
non-U.S.
laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced governmental corruption to some degree. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits could lead to substantial civil and criminal, monetary and non-monetary
penalties and could cause us to incur significant legal and investigatory fees. In addition, we rely on our suppliers to adhere to our supplier standards of conduct and violations of such standards of conduct could occur that could have a material effect on our financial statements.
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
Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2019, goodwill and other intangible assets, net of accumulated amortization, totaled $6,810.4 million or 69% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash
charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.

Item 2.	Properties
At December 31, 2019, the Company conducted business from office and operating facilities at owned and leased locations throughout the United States and select global markets. The Company’s leases a facility in Berwyn, Pennsylvania for its corporate headquarters.
The Company believes that all facilities have been adequately maintained, are in good operating condition, and are suitable for our current needs.
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
Item 4.	Mine Safety Disclosures
Not Applicable.

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 31, 2020, there were approximately 1,800 holders of record of the Company’s common stock.
Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.
Under its share repurchase program, the Company repurchased approximately 133,000 shares of its common stock for $11.9 million in 2019 and approximately 5,079,000 shares of its common stock for $367.7 million in 2018.
Issuer Purchases of Equity Securities
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2019:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

October 1, 2019 to October 31, 2019	—	$—	—	$494,436,704

November 1, 2019 to November 30, 2019	55,211	96.20	55,211	489,125,278

December 1, 2019 to December 31, 2019	—	—	—	489,125,278

Total	55,211	96.20	55,211

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)	Consists of the number of shares purchased pursuant to the Company’s Board of Directors $500 million authorization for the repurchase of its common stock announced in February 2019. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Securities Authorized for Issuance Under Equity Compensation Plan Information
The following table sets forth information as of December 31, 2019 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and nonemployee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,302,540	$62.50	4,579,533

Equity compensation plans not approved by security holders	—	—	—

Total	4,302,540	62.50	4,579,533

Stock Performance Graph
The following graph and accompanying table compare the cumulative total stockholder return for AMETEK over the last five years ended December 31, 2019 with total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and S&P Industrials. AMETEK’s stock price is a component of both indices. The performance graph and table assume a $100 investment made on December 31, 2014 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

	December 31,
	2014	2015	2016	2017	2018	2019

AMETEK, Inc.	$100.00	$102.51	$93.66	$140.48	$132.20	$196.00

S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86

S&P Industrials	100.00	97.47	115.85	140.22	121.58	157.29

Item 6.	Selected Financial Data
The following financial information for the five years ended December 31, 2019, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form
 10-K.

	2019	2018	2017	2016	2015
	(In millions, except per share amounts)

Consolidated Operating Results (Year Ended December 31):

Net sales	$5,158.6	$4,845.9	$4,300.2	$3,840.1	$3,974.3

Operating income (1)	$1,177.4	$1,075.5	$903.6	$791.0	$907.7
Interest expense	$88.5	$82.2	$98.0	$94.3	$91.8
Net income	$861.3	$777.9	$681.5	$512.2	$590.9

Earnings per share:

Basic	$3.78	$3.37	$2.96	$2.20	$2.46

Diluted	$3.75	$3.34	$2.94	$2.19	$2.45

Dividends declared and paid per share	$0.56	$0.56	$0.36	$0.36	$0.36

Weighted average common shares outstanding:

Basic	227.8	230.8	230.2	232.6	239.9

Diluted	229.4	232.7	231.8	233.7	241.6

Performance Measures and Other Data:

Operating income — Return on net sales (1)	22.8%	22.2%	21.0%	20.6%	22.8%

— Return on average total assets (1)	12.7%	13.1%	12.1%	11.5%	13.9%
Net income — Return on average total capital	11.7%	11.9%	11.6%	9.5%	11.6%
— Return on average stockholders’ equity	18.4%	18.8%	18.7%	15.7%	18.2%
EBITDA (2)	$1,388.3	$1,267.7	$1,076.0	$966.0	$1,046.9
Ratio of EBITDA to interest expense (2)	15.7x	15.4x	11.0x	10.2x	11.4x
Depreciation and amortization	$234.0	$199.5	$183.2	$179.7	$149.5
Capital expenditures	$102.3	$82.1	$75.1	$63.3	$69.1
Cash provided by operating activities	$1,114.4	$925.5	$833.3	$756.8	$672.5
Free cash flow (3)	$1,012.1	$843.4	$758.2	$693.5	$603.4

Consolidated Financial Position (At December 31):
Current assets	$2,025.8	$1,836.1	$1,934.7	$1,928.2	$1,618.8

Current liabilities	$1,425.9	$1,258.7	$1,138.7	$924.4	$1,024.0
Property, plant and equipment, net	$548.9	$554.1	$493.3	$473.2	$484.5
Total assets	$9,844.6	$8,662.3	$7,796.1	$7,100.7	$6,660.5
Long-term debt, net	$2,271.3	$2,273.8	$1,866.2	$2,062.6	$1,553.1
Total debt, net	$2,768.7	$2,632.7	$2,174.3	$2,341.6	$1,938.0
Stockholders’ equity	$5,115.5	$4,241.9	$4,027.6	$3,256.5	$3,254.6
Stockholders’ equity per share	$22.33	$18.68	$17.42	$14.20	$13.82
Total debt as a percentage of capitalization	35.1%	38.3%	35.1%	41.8%	37.3%
Net debt as a percentage of capitalization (4)	31.7%	34.9%	27.5%	33.3%	32.4%

Notes to Selected Financial Data

(1)	Amounts prior to 2016 do not reflect the adoption of ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).
(2)	EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The following table presents the reconciliation of net income reported in accordance with U.S. generally accepted accounting principles (“GAAP”) to EBITDA:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions)

Net income	$861.3	$777.9	$681.5	$512.2	$590.9

Add (deduct):

Interest expense	88.5	82.2	98.0	94.3	91.8

Interest income	(4.0)	(1.7)	(2.0)	(1.1)	(0.8)

Income taxes	208.5	209.8	115.3	180.9	215.5

Depreciation	101.4	85.4	82.0	74.8	68.7

Amortization	132.6	114.1	101.2	104.9	80.8

Total adjustments	527.0	489.8	394.5	453.8	456.0

EBITDA	$1,388.3	$1,267.7	$1,076.0	$966.0	$1,046.9

(3)	Free cash flow represents cash flow from operating activities less capital expenditures. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. The following table presents the reconciliation of cash flow from operating activities reported in accordance with U.S. GAAP to free cash flow:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions)

Cash provided by operating activities	$1,114.4	$925.5	$833.3	$756.8	$672.5

Deduct: Capital expenditures	(102.3)	(82.1)	(75.1)	(63.3)	(69.1)

Free cash flow	$1,012.1	$843.4	$758.2	$693.5	$603.4

(4)	Net debt represents total debt, net minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. The following table presents the reconciliation of total debt, net reported in accordance with U.S. GAAP to net debt:

	December 31,
	2019	2018	2017	2016	2015
	(In millions)

Total debt, net	$2,768.7	$2,632.7	$2,174.3	$2,341.6	$1,938.0

Less: Cash and cash equivalents	(393.0)	(354.0)	(646.3)	(717.3)	(381.0)

Net debt	2,375.7	2,278.7	1,528.0	1,624.3	1,557.0

Stockholders’ equity	5,115.5	4,241.9	4,027.6	3,256.5	3,254.6

Capitalization (net debt plus stockholders’ equity)	$7,491.2	$6,520.6	$5,555.6	$4,880.8	$4,811.6

Net debt as a percentage of capitalization	31.7%	34.9%	27.5%	33.3%	32.4%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
 10-K.
Business Overview
AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to mitigate the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2019, the Company posted record backlog, orders, sales, operating income, net income, diluted earnings per share and operating cash flow. The Company’s record backlog, contributions from recent acquisitions, and continued focus on and implementation of Operational Excellence initiatives, had a positive impact on 2019 results. The Company also benefited from its strategic initiatives under AMETEK’s four key strategies: Operational Excellence, Strategic Acquisitions, Global & Market Expansion and New Products.
Highlights of 2019 were:
•	Orders for 2019 were $5,274.3 million, an increase of $222.5 million or 4.4%, compared with $5,051.8 million in 2018. As a result, the Company’s backlog of unfilled orders at December 31, 2019 was $1,717.9 million.
•	Net sales for 2019 were $5,158.6 million, an increase of $312.7 million or 6.5%, compared with $4,845.9 million in 2018. The increase in net sales for 2019 was due to 2% organic sales growth, a 5% increase from the 2019 and 2018 acquisitions, partially offset by unfavorable foreign currency translation.
•	Net income for 2019 was $861.3 million, an increase of $83.4 million or 10.7%, compared with $777.9 million in 2018.
•	Diluted earnings per share for 2019 were $3.75, an increase of $0.41 or 12.3%, compared with $3.34 per diluted share in 2018.
•	Cash flow provided by operating activities for 2019 was $1,114.4 million, an increase of $188.9 million or 20.4%, compared with $925.5 million in 2018.
•	During 2019, the Company spent $1,061.9 million in cash, net of cash acquired, to acquire two businesses:
•	In September 2019, AMETEK acquired Pacific Design Technologies, Inc. (“PDT”), a provider of advanced, mission-critical thermal management solutions; and
•	In October 2019, AMETEK acquired Gatan, a provider of instrumentation and software used to enhance and extend the operation and performance of electron telescopes.

•	In the fourth quarter of 2019, the Company paid in full, at maturity, $100 million in aggregate principal amount of 6.30% private placement senior notes.
•	A $100 million second funding of the December 2018 Private Placement occurred in January 2019.
•	In 2019, the Company repurchased approximately 133,000 shares of its common stock for $11.9 million.
•	The Company continued its emphasis on investment in research, development and engineering, spending $260.3 million in 2019 before customer reimbursement of $3.2 million.
Results of Operations
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)

Net sales:

Electronic Instruments	$3,322,881	$3,028,959	$2,690,554

Electromechanical	1,835,676	1,816,913	1,609,616

Consolidated net sales	$5,158,557	$4,845,872	$4,300,170

Operating income and income before income taxes:

Segment operating income:

Electronic Instruments	$865,307	$782,144	$671,646

Electromechanical	387,931	363,765	306,779

Total segment operating income	1,253,238	1,145,909	978,425

Corporate administrative expenses	(75,858)	(70,369)	(74,805)

Consolidated operating income	1,177,380	1,075,540	903,620

Interest expense	(88,481)	(82,180)	(98,029)

Other expense, net	(19,151)	(5,615)	(8,862)

Consolidated income before income taxes	$1,069,748	$987,745	$796,729

The following “Results of Operations of the year ended December 31, 2019 compared with the year ended December 31, 2018” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statement of Income. A discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found under Item 7 in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 21, 2019.
Results of Operations for the year ended December 31, 2019 compared with the year ended December 31, 2018
In 2019, the Company posted record sales, operating income, net income, diluted earnings per share, orders, backlog and operating cash flow. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the 2019 acquisitions of Gatan and PDT and 2018 acquisitions of Spectro Scientific, Telular, Forza, Motec and SoundCom, as well as from the Company’s Operational Excellence initiatives.

The Company’s record backlog, the full year impact of the 2019 acquisitions and continued focus on and implementation of Operational Excellence initiatives are expected to have a positive impact on the Company’s 2020 results.
Net sales for 2019 were $5,158.6 million, an increase of $312.7 million or 6.5%, compared with net sales of $4,845.9 million in 2018. The increase in net sales for 2019 was due to 2% organic sales growth, a 5% increase from acquisitions, partially offset by unfavorable foreign currency translation. EIG net sales were $3,322.9 million in 2019, an increase of 9.7%, compared with $3,029.0 million in 2018. EMG net sales were $1,835.7 million in 2019, an increase of 1.0%, compared with $1,816.9 million in 2018.
Total international sales for 2019 were $2,474.9 million or 48.0% of net sales, an increase of $26.4 million or 1.1%, compared with international sales of $2,448.5 million or 50.5% of net sales in 2018. The increase in international sales was primarily driven by recent acquisitions. Export shipments from the United States, which are included in total international sales, were $1,306.2 million in 2019, an increase of $36.8 million or 2.9%, compared with $1,269.4 million in 2018.
Orders for 2019 were $5,274.3 million, an increase of $222.5 million or 4.4%, compared with $5,051.8 million in 2018. The increase in orders for 2019 was driven by the 2018 and 2019 acquisitions. The Company’s backlog of unfilled orders at December 31, 2019 was $1,717.9 million, an increase of $115.8 million or 7.2%, compared with $1,602.1 million at December 31, 2018.
Segment operating income for 2019 was $1,253.2 million, an increase of $107.3 million or 9.4%, compared with segment operating income of $1,145.9 million in 2018. Segment operating income, as a percentage of net sales, increased to 24.3% in 2019, compared with 23.6% in 2018. The increase in segment operating income and segment operating margins for 2019 resulted primarily from the increase in net sales, as well as the benefits of the Company’s Operational Excellence initiatives.
Cost of sales for 2019 was $3,370.9 million or 65.3% of net sales, an increase of $184.6 million or 5.8%, compared with $3,186.3 million or 65.8% of net sales for 2018. Cost of sales increased primarily due to the increase in net sales noted above.
Selling, general and administrative expenses for 2019 were $610.3 million or 11.8% of net sales, an increase of $26.3 million or 4.5%, compared with $584.0 million or 12.1% of net sales in 2018. Selling, general and administrative expenses increased primarily due to the increase in net sales noted above.
Consolidated operating income was $1,177.4 million or 22.8% of net sales for 2019, an increase of $101.9 million or 9.5%, compared with $1,075.5 million or 22.2% of net sales in 2018.
Interest expense was $88.5 million for 2019, an increase of $6.3 million or 7.7%, compared with $82.2 million in 2018. The interest expense increase for 2019 was primarily driven by the 2018 private placement senior notes issued in December 2018 ($475 million and 75 million Euros) and January 2019 ($100 million), partially offset by a decrease related to the repayment in full, at maturity, of $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes in the third quarter of 2018, $65 million in aggregate principal amount of 7.18% private placement senior notes in the fourth quarter of 2018, and $100 million in aggregate principal amount of 6.03% private placement senior notes in the fourth quarter of 2019.
Other expense, net was $19.2 million for 2019, an increase of $13.6 million, compared with $5.6 million in 2018. The Other expense, net increase for 2019 was primarily due to lower defined benefit pension income included in Other expenses.

The effective tax rate for 2019 was 19.5%, compared with 21.2% in 2018. The lower rate for 2019 mainly reflects higher year over year tax benefits related to share-based payment transactions as well as lower tax cost on foreign source income. The 2019 and 2018 effective tax rates also reflect the release of uncertain tax position liabilities primarily relating to statute expirations for U.S. Federal and State jurisdictions totaling $23.3 million and $11.4 million, respectively. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form
 10-K
for further details.
Net income for 2019 was $861.3 million, an increase of $83.4 million or 10.7%, compared with $777.9 million in 2018. Diluted earnings per share for 2019 were $3.75, an increase of $0.41 or 12.3%, compared with $3.34 per diluted share in 2018.
Segment Results
EIG’s
net
sales totaled $3,322.9 million for 2019, an increase of $293.9 million or 9.7%, compared with $3,029.0 million in 2018. The net sales increase was due to 3% organic sales growth, an 8% increase from the 2019 acquisition of Gatan and the 2018 acquisitions of Spectro Scientific, Telular, Forza, Motec and SoundCom, partially offset by an unfavorable 1% effect of foreign currency translation.
EIG’s operating income was $865.3 million for 2019, an increase of $83.2 million or 10.6%, compared with $782.1 million in 2018. EIG’s operating margins were 26.0% of net sales for 2019, compared with 25.8% of net sales in 2018. The increase in EIG’s operating income and operating margins for 2019 resulted primarily from the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.
EMG’s
net sales totaled $1,835.7 million for 2019, an increase of $18.8 million or 1.0%, compared with $1,816.9 million in 2018. The net sales increase was due to 2% organic sales growth, a 1% increase from the 2019 acquisition of PDT and the 2018 acquisition of FMH, partially offset by unfavorable 2% foreign currency translation.
EMG’s operating income was $387.9 million for 2019, an increase of $24.1 million or 6.6%, compared with $363.8 million in 2018. EMG’s operating margins were 21.1% of net sales for 2019, compared with 20.0% of net sales in 2018. The increase in EMG’s operating income in 2019 resulted primarily from the increase in net sales noted above, as well as the benefits of the Group’s Operational Excellence initiatives.
Liquidity and Capital Resources
Cash provided by operating activities totaled $1,114.4 million in 2019, an increase of $188.9 million or 20.4%, compared with $925.5 million in 2018. The increase in cash provided by operating activities for 2019 was primarily due to higher net income of $83.4 million and lower deferred income taxes.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,012.1 million in 2019, compared with $843.4 million in 2018. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,388.3 million in 2019, compared with $1,267.7 million in 2018. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form
 10-K
for a reconciliation of U.S. GAAP measures to comparable
non-GAAP
measures).
Cash used for investing activities totaled $1,150.9 million in 2019, compared with $1,210.0 million in 2018. In 2019, the Company paid $1,061.9, net of cash acquired, to acquire PDT in September 2019 and Gatan in October 2019. In 2018, the Company paid $1,129.3 million, net of cash acquired, to acquire Spectro Scientific in November 2018, Telular and Forza in October 2018, Motec in June 2018, SoundCom in April 2018 and FMH in January 2018. Additions to property, plant and equipment totaled $102.3 million in 2019, compared with $82.1 million in 2018.

Cash provided by financing activities totaled $72.9 million in 2019, compared with $13.0 million of cash provided by financing activities in 2018. At December 31, 2019, total debt, net was $2,768.7 million, compared with $2,632.7 million at December 31, 2018. In 2019, short-term borrowings increased $130.7 million, compared with an increase of $258.3 million in 2018. There was no net change in long-term borrowings in 2019, compared with an increase of $255.1 million in 2018.
In October 2018, the Company along with certain of its foreign subsidiaries amended and restated its Credit Agreement. The Credit Agreement amends and restates the Company’s existing $850 million revolving credit facility, which was due to expire in March 2021. The amended Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $1.5 billion with a final maturity date in October 2023. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $500 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its acquisition strategy. At December 31, 2019, the Company had available borrowing capacity of $1,580.5 million under its revolving credit facility, including the $500 million accordion feature.
In December 2018, the Company completed the 2018 private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors utilizing two funding dates. The first funding occurred in December 2018 for $475 million and 75 million Euros ($85.1 million). The second funding occurred in January 2019 for $100 million. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA
and interest coverage ratios. The proceeds from the 2018 Private Placement fundings were used to pay down domestic borrowings under the Company’s revolving credit facility.
In the fourth quarter of 2019, $100 million of 6.30% senior notes matured and were paid. In the third quarter of 2018, $80 million of 6.35% senior notes and $160 million of 7.08% senior notes matured and were paid. In the fourth quarter of 2018, $65 million of 7.18% senior notes matured and were paid. The debt-to-capital
ratio was 35.1% at December 31, 2019, compared with 38.3% at December 31, 2018. The net debt-to-capital
ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 31.7% at December 31, 2019, compared with 34.9% at December 31, 2018. The net debt-to-capital
ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form
 10-K
for a reconciliation of U.S. GAAP measures to comparable
non-GAAP
measures).
In 2019, the Company repurchased approximately 133,000 shares of its common stock for $11.9 million, compared with $367.7 million used for repurchases of approximately 5,079,000 shares in 2018. At December 31, 2019, $489.1 million was available under the Company’s Board of Directors authorization for future share repurchases. On February 12, 2019, the Company’s Board of Directors approved an increase of $500 million in the authorization for the repurchase of the Company’s common stock.
Additional financing activities for 2019 included cash dividends paid of $127.5 million, compared with $128.9 million in 2018. Proceeds from the exercise of employee stock options were $90.4 million in 2019, compared with $30.0 million in 2018. In the fourth quarter of 2018, the Company made a $30.0 million contingent payment related to the Rauland acquisition. Cash provided by financing activities includes $25.5 million related to the acquisition date estimated fair value of the contingent payment liability, which was based on a probabilistic approach using level 3 inputs. See Note 6 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form
 10-K
for further details.
As a result of all of the Company’s cash flow activities in 2019, cash and cash equivalents at December 31, 2019 totaled $393.0 million, compared with $354.0 million at December 31, 2018. At December 31, 2019, the

Company had $357.9 million in cash outside the United States, compared with $311.2 million at December 31, 2018. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Subsequent Event
Effective February 12, 2020, the Company’s Board of Directors approved a 29% increase in the quarterly cash dividend on the Company’s common stock to $0.18 per common share from $0.14 per common share.
The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2019.

	Payments Due
Contractual Obligations (1)	Total	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
	(In millions)

Long-term debt borrowings (2)	$2,382.1	$106.1	$56.8	$725.0	$1,494.2

Revolving credit loans (3)	384.8	384.8	—	—	—

Other indebtedness	9.2	9.2	—	—	—

Total debt (4)	2,776.1	500.1	56.8	725.0	1,494.2

Interest on long-term fixed-rate debt	516.2	73.6	139.0	134.9	168.7

Noncancellable operating leases (5)	208.0	49.4	76.2	43.4	39.0

Purchase obligations (6)	505.2	478.5	23.0	2.8	0.9

Restructuring and other	23.8	23.8	—	—	—

Total	$4,029.3	$1,125.4	$295.0	$906.1	$1,702.8

(1)	The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2019 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form
 10-K
for further details.
(2)	See Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
(3)	Although not contractually obligated, the Company expects to have the capability to repay the revolving credit loan within one year as permitted in the Credit Agreement. Accordingly, $384.8 million was classified as short-term debt at December 31, 2019.
(4)	Excludes debt issuance costs of $7.4 million, of which $2.7 million is classified as current and $4.7 million is classified as long-term. See Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form
10-K
for further details.
(5)	The leases expire over a range of years from 2020 to 2034, except for a single land lease with 64 years remaining. Most of the leases contain renewal or purchase options, subject to various terms and conditions.
(6)	Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.
Other Commitments
The Company has standby letters of credit and surety bonds of $63.8 million related to performance and payment guarantees at December 31, 2019. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

Internal Reinvestment
Capital Expenditures
Capital expenditures were $102.3 million or 2.0% of net sales in 2019, compared with $82.1 million or 1.7% of net sales in 2018. In 2019, approximately 66% of capital expenditures were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. Capital expenditures in 2020 are expected to be approximately 2% of net sales, with a continued emphasis on spending to improve productivity.
Research, Development and Engineering
The Company is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products and solutions. Research, development and engineering costs before customer reimbursement were $260.3 million in 2019, $230.2 million in 2018 and $221.2 million in 2017. Customer reimbursements in 2019, 2018 and 2017 were $3.2 million, $5.2 million and $5.4 million, respectively. These amounts included research and development expenses of $161.9 million, $141.0 million and $130.4 million in 2019, 2018 and 2017, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products
as defined by federal and state laws and regulations. The Company believes these waste products were handled in compliance with regulations existing at that time. At December 31, 2019, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned
former waste disposal or treatment sites (the
“non-owned”
sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to
settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de
minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned
sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at December 31, 2019 and 2018 were $28.9 million and $27.8 million, respectively, for both non-owned
and owned sites. In 2019, the Company recorded $7.0 million in reserves. Additionally, in 2019 the Company spent $6.0 million on environmental matters and the reserve increased

$0.1 million due to foreign currency translation. The Company’s reserves for environmental liabilities at December 31, 2019 and 2018 included reserves of $9.0 million and $9.6 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities.
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
Critical Accounting Policies
The Company has identified its critical accounting policies as those accounting policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations and that require the use of complex and subjective estimates based on the Company’s historical experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from the estimates used. The consolidated financial statements and related notes contain information that is pertinent to the Company’s accounting policies and to Management’s Discussion and Analysis. The information that follows represents additional specific disclosures about the Company’s accounting policies regarding risks, estimates, subjective decisions or assessments whereby materially different financial condition and results of operations could have been reported had different assumptions been used or different conditions existed. Primary disclosure of the Company’s significant accounting policies is in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form
 10-K.
•
Business Combinations
. The Company allocates the purchase price of an acquired company, including when applicable, the acquisition date fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, customer relationships, property, plant and equipment, as well as income taxes. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

•
Goodwill and Other Intangible Assets.
Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. For the purpose of the goodwill impairment test, the Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. The Company elected to bypass performing the qualitative screen and performed the first step quantitative analysis of the goodwill impairment test in the current year. The Company may elect to perform the qualitative analysis in future periods. The first step in the quantitative process is to compare the carrying amount of the reporting unit’s net assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. An impairment charge would be recognized to the extent the carrying amount of goodwill exceeds the reporting unit fair value.
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
The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based on the Company’s long-range
plan and are considered level 3 inputs. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax
rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The 2019 results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 77% to 1,074% for each of the Company’s reporting units.
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

The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2019, goodwill and other indefinite-lived intangible assets totaled $4,789.4 million or 48.7% of the Company’s total assets. The Company completed its required annual impairment tests in the fourth quarter of 2019 and determined that the carrying values of the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.
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
•
Pensions.
The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2019, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income and equity investments and adjusts its estimate as deemed appropriate.
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

Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form
10-K
for information regarding recently issued accounting pronouncements.
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
Financial Statement Schedules (Item 15(a)(2))
Financial statement schedules have been omitted because either they are not applicable, or the required information is included in the financial statements or the notes thereto.

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
In meeting its responsibility for the reliability of the financial information, management maintains a system of internal accounting and disclosure controls, including an internal audit program. The system of controls provides for appropriate division of responsibility and the application of written policies and procedures. That system, which undergoes continual reevaluation, is designed to provide reasonable assurance that assets are safeguarded, and records are adequate for the preparation of reliable financial data.
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
The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.
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
and
15d-15(f).
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, AMETEK, Inc. conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.
The Company acquired Pacific Design Technologies, Inc. (“PDT”) in September 2019 and Gatan in October 2019. As permitted by the U.S. Securities and Exchange Commission staff interpretative guidance for newly acquired businesses, the Company excluded PDT and Gatan from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In the aggregate, PDT and Gatan constituted 11.2% of total assets as of December 31, 2019 and 1.0% of net sales for the year then ended.
The Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ David A. Zapico	/s/ William J. Burke

Chairman of the Board and Chief Executive Officer	Executive Vice President – Chief Financial Officer

February 20, 2020

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
To the Board of Directors and Stockholders of AMETEK, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMETEK, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pacific Design Technologies, Inc. (“PDT”) and Gatan, which are included in the 2019 consolidated financial statements of the Company and constituted 11.2% of total assets as of December 31, 2019 and 1.0% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PDT and Gatan.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of AMETEK, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AMETEK, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisitions

Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company completed the acquisition of Gatan in October 2019 for consideration of $938.5 million, net of cash acquired. This acquisition has been accounted for as a business combination. The Company also completed the acquisition of Telular Corporation in October 2018 for consideration of $525 million, net of cash acquired. This acquisition has been accounted for as a business combination and the finalization of the acquisition accounting was completed during the measurement period in 2019.

Auditing the Company’s accounting for the acquisitions of Telular and Gatan were complex and highly judgmental due to subjectivity of the significant assumptions used by management in the valuation of acquired identifiable intangible assets. In particular, the inputs to the valuation models used to estimate the fair value of acquired identifiable intangible assets were inherently uncertain and generally unobservable, and the resulting valuations were sensitive to changes in the underlying significant assumptions. The significant assumptions used included discount rates, royalty rates and certain assumptions that form the basis of the forecasted future cash flows, including revenue growth rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins and estimated economic lives. These significant assumptions are forward looking and could be affected by future economic or market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for business combinations process. For example, we tested controls over the valuation of acquired identifiable intangible assets including controls over management’s review of the valuation models and the significant assumptions described above.

To test the estimated fair value of the identifiable intangible assets, we performed audit procedures that included, among others, assessing the fair value methodologies utilized by management and the significant assumptions discussed above, including the underlying data used in the analyses. For example, when evaluating the significant assumptions, we compared them to current financial and operating plans, market and industry studies, historical trends, and assumptions used in prior periods. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value estimates of the acquired identifiable intangible assets that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating certain significant assumptions and valuation methodologies used by the Company.

Impairment Assessment of Indefinite Lived Intangible Assets (other than Goodwill)

Description of the Matter
At December 31, 2019, the Company’s indefinite lived intangible assets (other than goodwill) totaled $741.9 million, consisting of trademarks and trade names. As described in Note 1 to the consolidated financial statements, indefinite lived intangible assets are not amortized but are tested for impairment at least annually in the Company’s fourth quarter.

Auditing management’s indefinite lived intangible asset impairment tests was complex and highly judgmental due to the significant measurement uncertainty in estimating the fair value of the trademarks and trade names. In particular, the fair value estimates were sensitive to significant assumptions such as discount rate, forecasted revenues and royalty rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite lived intangible asset impairment process. For example, we tested controls over management’s review of the valuation models and significant assumptions, including forecasted financial information, as well as management’s controls to validate that the data used in the valuations was complete and accurate.

To test the estimated fair value of the Company’s indefinite lived intangible assets, we performed audit procedures that included, among others, assessing the fair value methodologies utilized by management and the significant assumptions discussed above, including the underlying data used in the analyses. For example, when evaluating the significant assumptions, we compared them to current financial and operating plans, market and industry studies, historical trends, and other assumptions used in prior periods. We also assessed the historical accuracy of management’s forecasts and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value estimates of the trademarks and trade names that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating the discount rate, royalty rate and valuation methodologies used by the Company.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1930.
Philadelphia, Pennsylvania
February 20, 2020

AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Net sales	$5,158,557	$4,845,872	$4,300,170

Cost of sales	3,370,897	3,186,310	2,861,370
Selling, general and administrative	610,280	584,022	535,180

Total operating expenses	3,981,177	3,770,332	3,396,550

Operating income	1,177,380	1,075,540	903,620
Interest expense	(88,481)	(82,180)	(98,029)
Other expense, net	(19,151)	(5,615)	(8,862)

Income before income taxes	1,069,748	987,745	796,729
Provision for income taxes	208,451	209,812	115,259

Net income	$861,297	$777,933	$681,470

Basic earnings per share	$3.78	$3.37	$2.96

Diluted earnings per share	$3.75	$3.34	$2.94

Weighted average common shares outstanding:
Basic shares	227,759	230,823	230,229

Diluted shares	229,395	232,712	231,845

See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$861,297	$777,933	$681,470

Other comprehensive (loss) income:
Amounts arising during the period – gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	23,692	(72,112)	159,507
Change in long-term intercompany notes	(5,999)	(16,569)	36,320
Net investment hedge instruments gain (loss), net of tax of $581, ($12,384) and $41,178 in 2019, 2018 and 2017, respectively	(1,803)	38,452	(109,412)
Defined benefit pension plans:
Net actuarial (loss) gain, net of tax of $767, ($18,825) and ( $8,384) in 2019, 2018 and 2017, respectively	(10,522)	(75,253)	16,518
Amortization of net actuarial loss, net of tax of ($3,505), ($2,716) and ($4,680) in 2019, 2018 and 2017, respectively	12,180	9,313	9,910
Amortization of prior service costs, net of tax of ($83), $1,154 and $4 in 2019, 2018 and 2017, respectively	401	(5,639)	(41)
Unrealized holding gain (loss) on available-for-sale securities:
Unrealized gain (loss), net of tax of $ -, $ - and ($221) in 2019, 2018 and 2017, respectively	—	(104)	411

Other comprehensive income (loss)	17,949	(121,912)	113,213

Total comprehensive income	$879,246	$656,021	$794,683

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$393,030	$353,975
Receivables	744,760	732,839
Inventories, net	624,567	624,744
Other current assets	263,414	124,586

Total current assets	2,025,771	1,836,144
Property, plant and equipment, net	548,908	554,130
Right of use assets, net	179,679	—
Goodwill	4,047,539	3,612,033
Other intangibles, net	2,762,872	2,403,771

Investments and other assets	279,790	256,210

Total assets	$9,844,559	$8,662,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$497,449	$358,876
Accounts payable	377,219	399,571
Customer advanced payments	156,818	137,229
Income taxes payable	30,292	48,597
Accrued liabilities and other	364,080	314,431

Total current liabilities	1,425,858	1,258,704
Long-term debt, net	2,271,292	2,273,837
Deferred income taxes	536,140	528,336
Other long-term liabilities	495,777	359,489

Total liabilities	4,729,067	4,420,366

Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 800,000,000 shares; issued: 2019 – 265,583,732 shares; 2018 – 263,645,489 shares	2,662	2,640
Capital in excess of par value	832,821	706,743
Retained earnings	6,387,612	5,653,811
Accumulated other comprehensive loss	(533,139)	(551,088)
Treasury stock: 2019 – 36,500,908 shares; 2018 – 36,534,802 shares	(1,574,464)	(1,570,184)

Total stockholders’ equity	5,115,492	4,241,922

Total liabilities and stockholders’ equity	$9,844,559	$8,662,288

See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—

Common stock, $0.01 par value
Balance at the beginning of the year	2,640	2,631	2,615
Shares issued	22	9	16

Balance at the end of the year	2,662	2,640	2,631

Capital in excess of par value
Balance at the beginning of the year	706,743	660,894	604,143
Issuance of common stock under employee stock plans	85,684	18,534	31,660
Share-based compensation costs	40,394	27,315	25,091

Balance at the end of the year	832,821	706,743	660,894

Retained earnings
Balance at the beginning of the year	5,653,811	5,002,419	4,403,683
Net income	861,297	777,933	681,470
Cash dividends paid	(127,496)	(128,911)	(82,735)
Other	—	2,370	1

Balance at the end of the year	6,387,612	5,653,811	5,002,419

Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the year	(302,138)	(251,909)	(338,324)
Translation adjustments	23,692	(72,112)	159,507
Change in long-term intercompany notes	(5,999)	(16,569)	36,320
Net investment hedge instruments (loss) gain, net of tax of $581, ($12,384) and $41,178 in 2019, 2018 and 2017, respectively	(1,803)	38,452	(109,412)

Balance at the end of the year	(286,248)	(302,138)	(251,909)

Defined benefit pension plans:
Balance at the beginning of the year	(248,950)	(177,371)	(203,758)
Net actuarial (loss) gain, net of tax of $767, ($18,825) and ($8,384) in 2019, 2018 and 2017, respectively	(10,522)	(75,253)	16,518
Amortization of net actuarial loss, net of tax of ($3,505), ($2,716) and ($4,680) in 2019, 2018 and 2017, respectively	12,180	9,313	9,910
Amortization of prior service costs, net of tax of ($83), $1,154 and $4 in 2019, 2018 and 2017, respectively	401	(5,639)	(41)

Balance at the end of the year	(246,891)	(248,950)	(177,371)

Unrealized holding gain (loss) on available-for-sale securities:

Balance at the beginning of the year	—	104	(307)

Increase (decrease) during the year, net of tax	—	(104)	411

Balance at the end of the year	—	—	104

Accumulated other comprehensive loss at the end of the year	(533,139)	(551,088)	(429,176)

Treasury stock
Balance at the beginning of the year	(1,570,184)	(1,209,135)	(1,211,539)
Issuance of common stock under employee stock plans	7,644	6,629	9,271
Purchase of treasury stock	(11,924)	(367,678)	(6,867)

Balance at the end of the year	(1,574,464)	(1,570,184)	(1,209,135)

Total stockholders’ equity	$5,115,492	$4,241,922	$4,027,633

See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash provided by (used for):
Operating activities:
Net income	$861,297	$777,933	$681,470
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	234,042	199,490	183,227
Deferred income taxes	19,380	(73,682)	(91,205)
Share-based compensation expense	40,394	27,315	25,091
(Gain) loss on sale of facilities	(5,332)	127	(1,213)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	14,398	(13,383)	(24,581)
Decrease (increase) in inventories and other current assets	16,410	(59,472)	(6,087)
(Decrease) increase in payables, accruals and income taxes	(58,932)	36,547	124,399
(Decrease) increase in other long-term liabilities	(16,845)	42,814	2,787
Pension contributions	(5,609)	(5,063)	(54,796)
Other, net	15,219	(7,108)	(5,833)

Total operating activities	1,114,422	925,518	833,259

Investing activities:
Additions to property, plant and equipment	(102,346)	(82,076)	(75,074)
Purchases of businesses, net of cash acquired	(1,061,945)	(1,129,305)	(556,634)
Proceeds from sale of facilities	11,306	2,570	6,290
Other, net	2,060	(1,233)	(399)

Total investing activities	(1,150,925)	(1,210,044)	(625,817)

Financing activities:
Net change in short-term borrowings	130,705	258,349	(9,616)
Proceeds from long-term borrowings	100,000	560,050	—
Repayments of long-term borrowings	(100,000)	(305,000)	(270,000)
Repurchases of common stock	(11,924)	(367,678)	(6,867)
Cash dividends paid	(127,496)	(128,911)	(82,735)
Acquisition contingent consideration	(3,000)	(25,500)	—
Proceeds from stock option exercises	90,388	30,021	40,047
Other, net	(5,760)	(8,291)	—

Total financing activities	72,913	13,040	(329,171)

Effect of exchange rate changes on cash and cash equivalents	2,645	(20,839)	50,770

Increase (decrease) in cash and cash equivalents	39,055	(292,325)	(70,959)
Cash and cash equivalents:
Beginning of year	353,975	646,300	717,259

End of year	$393,030	$353,975	$646,300

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
Accounts Receivable
The Company maintains allowances for estimated losses resulting from the inability of specific customers to meet their financial obligations to the Company. A specific allowance for doubtful accounts is recorded against the amount due from these customers. For all other customers, the Company recognizes allowance for doubtful accounts based on the length of time specific receivables are past due based on its historical experience. Bad debt expense was $2.8 million in 2019, $1.7 million in 2018 and $2.8 million in 2017.
Inventories
The Company uses the
first-in,
first-out
(“FIFO”) method of accounting, which approximates current replacement cost, for approximately 86% of its inventories at December 31, 2019. The last-in,
first-out
(“LIFO”) method of accounting is used to determine cost for the remaining 14% of the Company’s inventory at December 31, 2019. For inventories where cost is determined by the LIFO method, the FIFO value would have been $23.4 million and $28.4 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2019 and 2018, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
to expense as incurred. Depreciation of plant and equipment is calculated principally on a straight-line
basis over the estimated useful lives of the related assets. The range of lives for depreciable assets is generally three to 10 years for machinery and equipment, five to 27 years for leasehold improvements and 25 to 50 years for buildings. Depreciation expense was $101.4 million, $85.4 million and $82.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually.
The Company identifies its reporting units at the component level, which is one level below its operating segments. Generally, goodwill arises from acquisitions of specific operating companies and is assigned to the reporting unit in which the operating company resides. The Company’s reporting units are divisions that are one level below its operating segments and for which discrete financial information is prepared and regularly reviewed by segment management.
The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make several assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based on the Company’s long-range plan and are considered level 3 inputs. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax
rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method using level 3 inputs for revenue growth rates and royalty rates. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such trademarks and trade names and not having to pay a royalty for their use.
The Company completed its required annual impairment tests in the fourth quarter of 2019, 2018 and 2017 and determined that the carrying values of the Company’s goodwill were not impaired. The Company completed its required annual impairment tests in the fourth quarter of 2019, 2018 and 2017 and determined that the carrying values of the Company’s other intangible assets with indefinite lives were not impaired.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents and technology are being amortized over useful lives of five to 20 years, with a weighted average life of 15 years. Customer relationships are being amortized over a period of five to 20 years, with a weighted average life of 19 years. On a quarterly basis, the Company evaluates the reasonableness of the estimated useful lives of these intangible assets.
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
Revenue Recognition
Revenue is derived from sales of products and services. The Company’s products and services are marketed and sold worldwide through two operating groups: EIG and EMG. See Note 15
Descriptive Information about Reportable Segments
.
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
Research and Development
Research and development costs
are included in Cost of sales as incurred and were $161.9 million in 2019, $141.0 million in 2018 and $130.4 million in 2017.
Shipping and Handling Costs
Shipping and handling costs are included in Cost of sales and were $66.7 million in 2019, $62.7 million in 2018 and $53.1 million in 2017.
Share-Based Compensation
The Company expenses the fair value of share-based awards made under its share-based plans in the consolidated financial statements over their requisite service period of the grants.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2019	2018	2017
	(In thousands)

Weighted average shares:
Basic shares	227,759	230,823	230,229
Equity-based compensation plans	1,636	1,889	1,616

Diluted shares	229,395	232,712	231,845

2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
2016-02
Leases (ASC 842). In July 2018, the FASB issued ASU No.
 2018-10,
“Codification Improvements to Topic 842, Leases” (ASU
2018-10),
which provides narrow amendments to

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
clarify how to apply certain aspects of the new lease standard, and ASU No.
 2018-11,
“Leases (Topic 842) –

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
 2018-02,
 Income Statement

–

Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
 (“ASU
 2018-02”).
 ASU
 2018-02
 addresses a specific consequence of the Tax Act by allowing an election to reclassify from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act’s reduction of the U.S federal corporate income tax rate. ASU
 2018-02
 is effective for all entities for annual reporting periods beginning after December 15, 2018, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal income tax rate in the Tax Act is recognized. The Company adopted ASU
2018-02
on January 1, 2019, and upon adoption, the Company did not elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No.
 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
 2019-12”),
which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. ASU
 2019-12
is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company has not determined the impact ASU
 2019-12
may have on the Company’s consolidated results of operations, financial position, cash flows or financial statement disclosures.
In August 2018, the FASB issued ASU No.
 2018-13,
Fair Value Measurement
(“ASU
 2018-13”),
which changes the fair value measurement disclosure requirements of ASC Topic 820,
Fair Value Measurement
(“ASC 820”), by eliminating, modifying and adding to those requirements. ASU
 2018-13
also modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “
at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion by entities. ASU
 2018-13
is effective for fiscal years beginning after December 15, 2019, including interim periods therein. The Company does not expect the adoption of ASU
2018-13
to have a material impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
software guidance in ASC Topic 350,
Intangibles

–

Goodwill and Other
. ASU
 2018-15
requires a customer to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. ASU
 2018-15
is effective for interim and annual periods beginning after December 15, 2019. The Company does not expect the adoption of ASU
2018-15
to have a material impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.
In June 2016, the FASB issued ASU No.
2016-13,
 Financial Instruments

–

Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASU
2016-13”).
 The ASU replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The ASU is effective for the Company for interim and annual periods beginning on or after December 15, 2019. The Company does not expect the adoption of ASU
2016-13
to have a material impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Payment terms generally begin upon shipment of the product. The Company does have contracts with multiple billing terms that are all due within one year from when the product is delivered. No significant financing component exists. Payment terms are generally
30-60
 days from the time of shipment or customer acceptance, but terms can be shorter or longer, not exceeding one year. For customer contracts that have revenue recognized over time, revenue is generally recognized prior to a payment being due from the customer. In such cases, the Company recognizes a contract asset at the time the revenue is recognized. When payment becomes due based on the contract terms, the Company reduces the contract asset and records a receivable. In contracts with billing milestones or in other instances with a long production cycle or concerns about credit, customer advance payments are received. The Company may receive a payment in excess of revenue recognized to that date. In these circumstances, a contract liability is recorded. Contract liabilities are derecognized when the performance obligations are satisfied, and revenue is recognized.
The outstanding contract asset and (liability) accounts were as follows:

	2019	2018
	(In thousands)
Contract assets – January 1	$58,266	$32,658
Contract assets – December 31	73,039	58,266

Change in contract assets – increase	14,773	25,608

Contract liabilities – January 1	146,162	117,058
Contract liabilities – December 31	167,306	146,162

Change in contract liabilities – increase	(21,144)	(29,104)

Net change	$(6,371)	$(3,496)

The net change in 2019 and 2018
was primarily driven by the receipt of advance payments from customers relating to 2019 and 2018
acquisitions exceeding the recognition of revenue as performance obligations were satisfied prior to billing. For the years ended December 31, 2019 and 2018, the Company recognized revenue of $130 million and $97 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At December 31, 2019 and 2018, $10.6 million and $8.9 million, respectively, of Customer advanced payments (contract liabilities) were recorded in Other long-term liabilities in the consolidated balance sheet.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Applying the practical expedient available under ASC 606, the remaining performance obligations exceeding one year as of December 31, 2019 and 2018 were $233.3 million and $187.2 million, respectively. Remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Information about the Company’s operations in different geographic areas for the year ended December 31, 2019 is shown below. Net sales were attributed to geographic areas based on the location of the customer
.
.

	2019
	EIG	EMG	Total
	(In thousands)
United States	$1,685,369	$998,317	$2,683,686

International (1) :
United Kingdom	64,423	132,485	196,908
European Union countries	434,072	392,283	826,355
Asia	773,034	186,535	959,569
Other foreign countries	365,983	126,056	492,039

Total international	1,637,512	837,359	2,474,871

Consolidated net sales	$3,322,881	$1,835,676	$5,158,557

(1)	Includes U.S. export sales of $1,306.2 million.

Information about the Company’s operations in different geographic areas for the year ended December 31, 2018 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	2018
	EIG	EMG	Total
	(In thousands)

United States	$1,446,974	$950,358	$2,397,332

International (1) :

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

International (1) :

United Kingdom	59,319	127,215	186,534

European Union countries	327,970	364,146	692,116

Asia	685,070	194,356	879,426

Other foreign countries	333,625	122,289	455,914

Total international	1,405,984	808,006	2,213,990

Consolidated net sales	$2,690,554	$1,609,616	$4,300,170

(1)	Includes U.S. export sales of $1,142.3 million

Major Products and Services
The Company’s major products and services in the reportable segments were as follows for the year ended December 31:

	2019
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,393,587	$—	$2,393,587
Aerospace and power	929,294	491,171	1,420,465
Automation and engineered solutions	—	1,344,505	1,344,505

Consolidated net sales	$3,322,881	$1,835,676	$5,158,557

	2018
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,120,448	$—	$2,120,448
Aerospace and power	908,511	456,517	1,365,028
Automation and engineered solutions	—	1,360,396	1,360,396

Consolidated net sales	$3,028,959	$1,816,913	$4,845,872

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Timing of Revenue Recognition
The Company’s timing of revenue recognition was as follows for the year ended December 31:

	2019
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$2,680,296	$1,670,448	$4,350,744
Products and services transferred over time	642,585	165,228	807,813

Consolidated net sales	$3,322,881	$1,835,676	$5,158,557

	2018
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$2,533,718	$1,690,124	$4,223,842
Products and services transferred over time	495,241	126,789	622,030

Consolidated net sales	$3,028,959	$1,816,913	$4,845,872

Product Warranties
The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary among the Company’s operations, but the majority do not exceed one year. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made periodically to reflect actual warranty expenses. Product warranty obligations are reported as a component of Accrued liabilities and other in the consolidated balance sheet.
Changes in the accrued product warranty obligation were as follows:

	2019	2018	2017
	(In thousands)

Balance at the beginning of the year	$23,482	$22,872	$22,007
Accruals for warranties issued during the year	21,145	13,897	15,951
Settlements made during the year	(19,637)	(14,509)	(17,854)
Warranty accruals related to acquired businesses and other during the year	2,621	1,222	2,768

Balance at the end of the year	$27,611	$23,482	$22,872

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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at December 31:

	2019	2018
	Fair Value	Fair Value
	(In thousands)
Mutual fund investments	$8,390	$7,655
The fair value of mutual fund investments, which are valued as level 1 investments, was based on quoted market prices. The mutual fund investments are shown as a component of long-term assets in the consolidated balance sheet.
For the years ended December 31, 2019 and 2018, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the years ended December 31, 2019 and 2018.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at December 31, 2019 and 2018 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at December 31:

	2019		2018
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,382,041)	$(2,531,549)	$(2,378,809)	$(2,368,676)
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
Foreign Currency
At December 31, 2019, the Company had a Canadian dollar forward contract for a total notional value of 14.0 million Canadian dollars ($0.1 million fair value unrealized gain at December 31, 2019) outstanding. At December 31, 2018, the Company had a Canadian dollar forward contract for a total notional value of 30.0 million Canadian dollars ($1.0 million fair value unrealized loss at December 31, 2018) outstanding. At December 31, 2017, the Company had a Canadian dollar forward contract for a total notional value of

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
83.0 million Canadian dollars ($1.5 million fair value unrealized gain at December 31, 2017) which settled in the first quarter of 2018. For the year ended December 31, 2019 and 2018, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as accounting hedges.
5. Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2019, and 2018, these net investment hedges included British-pound- and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At December 31, 2019 and 2018, the Company had $404.7 million and $389.2 million, respectively, of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At December 31, 2019 and 2018, the Company had $645.6 million and $658.7 million, respectively, in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans being designated and 100% effective as net investment hedges, $2.4 million of pre-tax
currency remeasurement losses and $50.8 million of
pre-tax
currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2019 and 2018, respectively.
6. Acquisitions
The Company spent $1,061.9 million in cash, net of cash acquired, to acquire Pacific Design Technologies, Inc. (“PDT”) in September 2019 and Gatan in October 2019. PDT designs and manufactures a complete range of custom-engineered, liquid cooling systems and components used in a broad set of current and next-generation commercial aerospace, defense and space platforms. Gatan is a leading manufacturer of instrumentation and software used to enhance and extend the operation and performance of electron microscopes. PDT is part of EMG and Gatan is part of EIG.
The following table represents the allocation of the aggregate purchase price for the net assets of the 2019 acquisitions based on their estimated fair values at acquisition (in millions):

	PDT	Gatan	Total
Property, plant and equipment	$1.0	$8.8	$9.8
Goodwill	42.3	398.9	441.2
Other intangible assets	70.0	487.6	557.6
Long-term assets	1.7	11.8	13.5
Long-term liabilities	(1.3)	(5.0)	(6.3)
Net working capital and other (1)	9.7	36.4	46.1

Total cash paid	$123.4	$938.5	$1,061.9

(1)	Includes $8.1 million in accounts receivable at PDT and $37.9 million in accounts receivable at Gatan, whose fair value, contractual cash flows and expected cash flows are approximately equal.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the 2019 acquisitions. PDT enhances the Company’s position in the aerospace and defense sectors with its innovative technology and differentiated solutions in thermal management systems. Gatan’s differentiated technology solutions, premier brand and leadership positions in growth markets complements the Company’s existing portfolio of specialized offerings in high-end
analytical instrumentation. The Company expects approximately $431 million of the goodwill recorded relating to the 2019 acquisitions will be tax deductible in future years.
At December 31, 2019, the purchase price allocated to other intangible assets of $557.6 million consists of $73.0 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $484.6 million of other intangible assets consists of $371.1 million customer relationships, which are being amortized over a period of 17 to 20 years and $113.5 million of purchased technology, which is being amortized over a period of 15 to 17 years. Amortization expense for each of the next five years for the 2019 acquisitions is expected to approximate $28 million per year.
The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2019 acquisitions of PDT and Gatan including inventory, property, plant and equipment, goodwill, trade names, customer relationships and purchased technology and the accounting for income taxes.
The 2019 acquisitions had an immaterial impact on reported net sales, net income and diluted earnings per share for the year ended December 31, 2019. Had the 2019 acquisitions been made at the beginning of 2019 or 2018, unaudited pro forma net sales, net income and diluted earnings per share for the years ended December 31, 2019 and 2018, respectively, would not have been materially different than the amounts reported.
In 2018, the Company spent $1,129.3 million
in cash, net of cash acquired, to acquire FMH Aerospace (“FMH”) in January 2018, SoundCom Systems (“SoundCom”) in April 2018, Motec GmbH in June 2018, Forza Silicon Corporation (“Forza”), Telular Corporation in October 2018 and Spectro Scientific Corporation in November 2018. FMH is a provider of complex, highly-engineered solutions for the aerospace, defense and space industries. SoundCom provides design, integration, installation and support of clinical workflow and communication systems for healthcare facilities, educational institutions and corporations. SoundCom also serves as a value-added reseller for Rauland-Borg Corporation (“Rauland”) in the Midwest portion of the United States. Motec is a provider of integrated vision systems serving the high growth mobile machine vision market. Motec’s ruggedized vision products and integrated software solutions provide customers with improved operational efficiency and enhanced safety across a variety of critical mobile machine applications in transportation, agriculture, logistics and construction. Forza is a leader in the design and production of high-performance imaging sensors used in medical, defense and industrial applications. Telular (total consideration paid of $525 million) is a provider of communication solutions for logistics management, tank monitoring and security applications. Spectro Scientific is a provider of machine condition monitoring solutions for critical assets in high-value industrial applications. FMH is part of EMG. SoundCom, Motec, Forza, Telular and Spectro Scientific are part of EIG.
In 2019, the Company finalized the measurements of certain tangible and intangible assets and liabilities for its 2018 acquisitions, which had no material impact to the consolidated statement of income.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Assets Held for Sale
The Company and Kymera International entered into a definitive agreement for the sale of its Reading Alloys (“Reading”) business for $250.0 million in cash. The transaction is expected to close in first quarter of 2020 and is subject to customary closing conditions. Reading is part of EMG.
At December 31, 2019, the Company’s consolidated balance sheet contained assets held for sale of $119.6 million, including goodwill of $49.7 million, long-lived assets of $39.8 million and current assets of $30.1 million. The Company’s consolidated balance sheet contained liabilities held for sale of $23.4 million.
Subsequent Event
In January 2020, the Company acquired IntelliPower, a leading provider of high-reliability, ruggedized uninterruptable power systems serving a wide range of defense and industrial applications, for approximately $115 million. IntelliPower has annual sales of approximately $40 million. IntelliPower will join EIG.
7. Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)

Balance at December 31, 2017	$2,077.0	$1,038.6	$3,115.6

Goodwill acquired	396.2	139.0	535.2

Purchase price allocation adjustments and other	(1.6)	—	(1.6)

Foreign currency translation adjustments	(19.6)	(17.6)	(37.2)

Balance at December 31, 2018	2,452.0	1,160.0	3,612.0
Goodwill acquired	398.9	42.3	441.2
Purchase price allocation adjustments and other	35.5	(50.0)	(14.5)
Foreign currency translation adjustments	5.8	3.0	8.8

Balance at December 31, 2019	$2,892.2	$1,155.3	$4,047.5

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other intangible assets were as follows at December 31:

	2019	2018
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$47,872	$51,348
Purchased technology	517,464	405,204
Customer lists	2,282,184	1,966,709

	2,847,520	2,423,261

Accumulated amortization:
Patents	(36,697)	(37,768)
Purchased technology	(164,231)	(127,363)
Customer lists	(625,591)	(538,504)

	(826,519)	(703,635)

Net intangible assets subject to amortization	2,021,001	1,719,626

Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	741,871	684,145

	$2,762,872	$2,403,771

Amortization expense was $132.6 million, $114.1 million and $101.2 for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization expense for each of the next five years is expected to approximate $158 million per year, not considering the impact of potential future acquisitions.
8. Other Consolidated Balance Sheet Information

	December 31,
	2019	2018
	(In thousands)
INVENTORIES, NET
Finished goods and parts	$99,773	$107,289
Work in process	118,240	117,899
Raw materials and purchased parts	406,554	399,556

	$624,567	$624,744

PROPERTY, PLANT AND EQUIPMENT, NET
Land	$33,516	$41,751
Buildings	295,891	315,250
Machinery and equipment	1,074,643	1,022,362

	1,404,050	1,379,363
Less: Accumulated depreciation	(855,142)	(825,233)

	$548,908	$554,130

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2019	2018
	(In thousands)
ACCRUED LIABILITIES AND OTHER
Employee compensation and benefits	$137,951	$150,006
Product warranty obligation	27,611	23,482
Restructuring	23,825	24,149
Short term lease liability	43,025	—
Liabilities held for sale	23,405	—
Contingent purchase price	—	3,000
Other	108,263	113,794

	$364,080	$314,431

	2019	2018	2017
	(In thousands)

ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS RECEIVABLE

Balance at the beginning of the year	$9,270	$10,401	$10,257
Additions charged to expense	2,835	1,667	2,800
Write-offs	(819)	(2,335)	(3,208)
Foreign currency translation adjustments and other	(43)	(463)	552

Balance at the end of the year	$11,243	$9,270	$10,401

9. Income Taxes
The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2019	2018	2017
	(In thousands)

Income before income taxes:
Domestic	$766,436	$555,077	$447,853
Foreign	303,312	432,668	348,876

Total	$1,069,748	$987,745	$796,729

Provision for income taxes:
Current:
Federal	$88,526	$204,712	$127,874
Foreign	81,452	51,686	71,846
State	19,093	27,096	6,744

Total current	189,071	283,494	206,464

Deferred:
Federal	18,005	(62,095)	(97,465)
Foreign	(29)	(3,872)	6,204
State	1,404	(7,715)	56

Total deferred	19,380	(73,682)	(91,205)

Total provision	$208,451	$209,812	$115,259

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Significant components of the deferred tax (asset) liability were as follows at December 31:

	2019	2018
	(In thousands)
Noncurrent deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation (1)	$45,747	$46,103
Reserves not currently deductible	(44,239)	(41,159)
Pensions	39,820	29,624
Differences in basis of intangible assets and accelerated amortization	537,534	554,597
Net operating loss carryforwards	(41,782)	(52,142)
Share-based compensation	(12,060)	(15,399)
Foreign Tax Credit Carryforwards	(333)	—
Unremitted earnings	12,977	12,598
Other	(20,889)	(24,492)

	516,775	509,730
Less: Valuation allowance	7,146	8,634

	523,921	518,364
Portion included in noncurrent assets	12,219	9,972

Gross noncurrent deferred tax liability	$536,140	$528,336

(1)	Presented net of deferred tax asset of approximately $35.1 million at December 31, 2019, associated with the January 1, 2019 adoption of ASC 842.
The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2019	2018	2017
U.S. Federal statutory rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefit	1.8	1.2	0.4
Foreign operations, net	(0.9)	(0.1)	(6.8)
U.S. Benefits for Manufacturing, Export and credits	(2.0)	(1.8)	(1.8)
Uncertain Tax Items	(1.0)	1.7	0.4
Stock compensation	(1.5)	(0.5)	(1.5)
Net deferred tax revaluation	—	(0.1)	(23.3)
US Tax on Foreign Earnings	2.3	(0.1)	11.9
Other	(0.2)	(0.1)	0.2

Consolidated effective tax rate	19.5%	21.2%	14.5%

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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
During 2018 the Company finalized the calculations of the Tax Act transitional tax items and reported a favorable $11.8 million tax benefit of which $10.4 million relates to the one-time
mandatory deemed repatriation tax and $1.4 million relates to the remeasurement of the net deferred tax liabilities in the U.S. for the impact of the lower tax rates. The Company elected to pay the cash tax cost of the one-time
mandatory tax on previously deferred earnings of
non-U.S.
subsidiaries over an eight-year period. As of December 31, 2019, the Company has a remaining cash tax obligation of $35.9 million, of which none is payable within the next twelve
months.
The Company has evaluated the impact of the global intangible low-taxed
income (“GILTI”) section of the Tax Act and has made a tax accounting policy election to record the annual tax cost of GILTI as a current period expense when incurred and, as such, will not be measuring an impact of GILTI in its determination of deferred taxes.
As a result of the
one-time
mandatory deemed repatriation and the taxable inclusions under the GILTI provisions of the Tax Act, the Company has approximately $404.0 million in previously taxed income (“PTI”) as of December 31, 2019 which can be repatriated without incremental U.S. Federal tax. The Company intends to reinvest its earnings indefinitely in operations outside the United States except to the extent of the PTI. There has been no provision for U.S. deferred income taxes for the undistributed earnings over PTI of approximately $714.0 million and $828.0 million at December 31, 2019 and 2018 respectively because determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.
As of December 31, 2019, and 2018, the Company recorded deferred income taxes totaling $13.0 million and $12.6 million respectively in state income and foreign withholding taxes expected to be incurred when the cash amounts related to the mandatory tax are ultimately repatriated to the U.S.
The Company is acquisitive and at times acquires entities with tax attributes (net operating losses or tax credits) that carry over to post-acquisition tax periods of the Company. At December 31, 2019, the Company had
tax effected benefits of $41.8 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $23.4 million for federal income tax purposes with no valuation allowance, $15.7 million for state income tax purposes with no valuation allowance and $2.7 million for foreign income tax purposes with a valuation allowance of $2.6 million. These net operating loss carryforwards, if not used, will expire between 2020 and 2039.
At December 31, 2019, the Company had tax effected benefits of $8.2 million related to tax credit carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes tax credit carryforwards of $2.1 million for federal income tax purposes with a valuation allowance of $1.3 million, $6.1 million for state income tax purposes with a valuation allowance of $1.9 million, and no remaining credit carryforwards for foreign income tax purposes. These tax credit carryforwards, if not used, will expire between 2020 and 2039.
The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for state non-deductible
interest expense and federal and state credit carryforwards. In 2019, the Company recorded a decrease of $1.5 million in the valuation allowance of which $0.7 million relates to foreign loss
es

and
acquired

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
s
tate loss
and credit carryforwards that are not expected to be utilized and $2.2 million for non-deductible
interest expense in states that conform to the Tax Act. There are no material uncertainties related to the realization of any deferred tax assets and their realization does not materially depend on specific tax planning strategies being implemented or changes in future levels of expected profits.
At December 31, 2019, the Company had gross unrecognized tax benefits of $109.1 million, of which $65.9 million, if recognized, would impact the effective tax rate. At December 31, 2018, the Company had gross unrecognized tax benefits of $119.3 million, of which $73.1 million, if recognized, would impact the effective tax rate.
At December 31, 2019 and 2018, the Company reported $14.2 million and $14.0 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2019, 2018 and 2017, the Company recognized a net expense of $0.2 million, $8.9 million and $0.9 million, respectively, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.
Approximately 70% of the Company’s overall tax liability is incurred in the United States. The Company files income tax returns in various other state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. At December 31, 2019, there were no tax years currently under examination by the Internal Revenue Service (“IRS”) related to the U.S. consolidated tax group, although a separate examination of a pre-acquisition
net operating loss is ongoing related to a recently acquired company for which no material liability is expected. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.
During 2019, the Company added $25.4 million of tax, interest and penalties related to identified uncertain tax positions and reversed $35.4 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2018, the Company added $81.6 million of tax, interest and penalties related to identified uncertain tax positions and reversed $18.4 million of tax and interest related to statute expirations and settlement of prior uncertain positions.
The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2019	2018	2017
	(In millions)
Balance at the beginning of the year	$119.3	$60.3	$57.9
Additions for tax positions related to the current year	17.5	21.8	10.0
Additions for tax positions of prior years	2.8	53.5	3.1
Reductions for tax positions of prior years	(1.3)	(3.9)	(2.8)
Reductions related to settlements with taxing authorities	(0.9)	—	—
Reductions due to statute expirations	(28.3)	(12.4)	(7.9)

Balance at the end of the year	$109.1	$119.3	$60.3

In 2019, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain higher transfer pricing risks for hard to value intangible assets. The reductions above primarily relate to

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
statute expirations. In 2018
, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain higher transfer pricing risks for hard to value intangible assets that may more likely be asserted following U.S. tax reform as taxpayer react and adapt to new tax planning initiatives. The reductions above primarily relate to statute expirations.
At December 31, 2019, tax, interest and penalties of $121.8 million were classified as a noncurrent liability. The net change in uncertain tax positions for the year ended December 31, 2019 resulted in a decrease to income tax expense of $10.0 million, which reflects the decrease of $10.2 million in gross uncertain tax positions less offsetting benefits reported as decreases to deferred tax liabilities or increases in long-term taxes receivable.

10. Debt
Long-term debt, net consisted of the following at December 31:

	2019	2018
	(In thousands)
U.S. dollar 6.30% senior notes due December 2019	$—	$100,000
U.S. dollar 3.73% senior notes due September 2024	300,000	300,000
U.S. dollar 3.91% senior notes due June 2025	50,000	50,000
U.S. dollar 3.96% senior notes due August 2025	100,000	100,000
U.S. dollar 4.18% senior notes due December 2025	275,000	275,000
U.S. dollar 3.83% senior notes due September 2026	100,000	100,000
U.S. dollar 4.32% senior notes due December 2027	150,000	150,000
U.S. dollar 4.32% senior notes due December 2027	100,000	—
U.S. dollar 4.37% senior notes due December 2028	50,000	50,000
U.S. dollar 3.98% senior notes due September 2029	100,000	100,000
U.S. dollar 4.45% senior notes due August 2035	50,000	50,000
British pound 4.68% senior note due September 2020	106,140	102,082
British pound 2.59% senior note due November 2028	199,011	191,405
British pound 2.70% senior note due November 2031	99,508	95,700
Euro 1.34% senior notes due October 2026	336,797	343,666
Euro 1.71% senior notes due December 2027	84,202	85,916
Euro 1.53% senior notes due October 2028	224,553	229,108
Swiss franc 2.44% senior note due December 2021	56,830	55,932
Revolving credit facility borrowings	384,816	260,000
Other, principally foreign	9,234	2,278
Less: Debt issuance costs	(7,350)	(8,374)

Total debt, net	2,768,741	2,632,713
Less: Current portion, net	(497,449)	(358,876)

Total long-term debt, net	$2,271,292	$2,273,837

Maturities of long-term debt borrowings outstanding at December 31, 2019 were as follows: $56.8 million in 2021; none in 2022; none in 2023; $300.0 million in 2024; $425.0 million in 2025; and $1,489.5 million in 2026 and thereafter.
In the fourth quarter of 2019, the Company paid in full, at maturity, $100 million in aggregate principal amount of 6.30% private placement senior notes.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In the fourth quarter of 2018, the Company paid in full, at maturity, $65 million in aggregate principal amount of 7.18% private placement senior notes.
In the third quarter of 2018, the Company paid in full, at maturity, $80 million in aggregate principal amount of 6.35% private placement senior notes and $160 million in aggregate principal amount of 7.08% private placement senior notes.
In December 2018, the Company completed a private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors (the “2018 Private Placement”) utilizing two funding dates. The first funding occurred in December 2018 for $475 million and 75 million Euros ($85.1 million). The second funding was in January 2019 for $100 million
. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA
(earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios. The proceeds from the 2018 Private Placement were used to pay down domestic borrowings under the Company’s revolving credit facility.
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
In September 2010, the Company issued an 80 million British pound ($106.1 million at December 31, 2019) 4.68% senior note due September 2020. In December 2011, the Company issued a 55 million Swiss franc ($56.8 million at December 31, 2019) 2.44% senior note due December 2021. In October 2016, the Company issued 300 million Euros ($336.8 million at December 31, 2019) in aggregate principal amount of 1.34% senior notes due October 2026 and 200 million Euros ($224.6 million at December 31, 2019) in aggregate principal amount of 1.53% senior notes due October 2028. In November 2016, the Company issued 150 million British pounds ($199.0 million at December 31, 2019) in aggregate principal amount of 2.59% senior notes due November 2028 and 75 million British pounds ($99.5 million at December 31, 2019) in aggregate principal amount of 2.70% senior notes due November 2031.
In October 2018, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $850 million revolving credit facility, which was due to expire in March 2021. The Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $1.5 billion with a final maturity date in October 2023. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $500 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The revolving credit facility provides the Company with additional financial flexibility

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
to support its growth plans, including its acquisition strategy. At December 31, 2019, the Company had available borrowing capacity of $1,580.5 million under its revolving credit facility, including the $500 million accordion feature.
Interest rates on outstanding borrowings under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At December 31, 2019 and 2018 the Company had $384.8 million and $260.0 million of borrowings outstanding under the revolving credit facility, respectively. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2019 and 2018 was 1.13% and 1.40%, respectively. The Company had outstanding letters of credit primarily under the revolving credit facility totaling $34.9 million and $35.1 million at December 31, 2019 and 2018, respectively.
The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA
and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2019.
Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $52.2 million and $49.1 million at December 31, 2019 and 2018, respectively. At December 31, 2019, foreign subsidiaries had debt borrowings outstanding totaling $9.2 million, which was reported in short-term borrowings. At December 31, 2018, foreign subsidiaries had debt borrowings outstanding totaling $2.3 million, which was reported in short-term borrowings.
The weighted average interest rate on total debt borrowings outstanding at December 31, 2019 and 2018 was 3.5% and 3.7%, respectively.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies, which represents a market condition. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period.
The Company issues previously unissued shares when stock options are exercised, and shares are issued from treasury stock upon the award of restricted stock.
Share Based Compensation Expense
The Company measures and records compensation expense related to all stock awards by recognizing the grant date fair value of the awards over their requisite service periods in the financial statements. For grants under any of the Company’s plans that are subject to graded vesting based on a service condition, the Company recognizes expense on a straight-line basis over the requisite service period for the entire award.
Total share-based compensation expense was as follows for the years ended December 31:

	2019	2018	2017
	(In thousands)
Stock option expense	$12,810	$11,390	$9,895
Restricted stock expense	16,169	14,400	15,196
PRSU expense	11,415	1,525	—

Total pre-tax expense	$40,394	$27,315	$25,091

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
Stock Options
The fair value of each stock option grant is estimated on the date of grant using a
Black-Scholes-Merton
option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2019	2018	2017
Expected volatility	19.1%	17.3%	18.0%
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate	2.25%	2.81%	1.94%
Expected dividend yield	0.66%	0.76%	0.60%
Black-Scholes-Merton fair value per stock option granted	$16.85	$14.12	$11.05

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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Company’s annual dividend, based on the most recent quarterly dividend rate, by the Company’s closing common stock price on the grant date. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.
The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)

Outstanding at the beginning of the year	5,629	$53.46
Granted	826	85.43
Exercised	(1,939)	45.48
Forfeited	(210)	67.96
Expired	(3)	35.33

Outstanding at the end of the year	4,303	$62.50	5.2	$160.2

Exercisable at the end of the year	2,237	$54.27	3.5	$101.7

The aggregate intrinsic value of stock options exercised during 2019, 2018 and 2017 was $88.2 million, $23.9 million and $41.3

million, respectively. The total fair value of stock options vested during 2019, 2018 and 2017 was $11.8 million, $10.1

million and $12.4

million, respectively.
The following is a summary of the Company’s nonvested stock option activity and related information for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)

Nonvested stock options outstanding at the beginning of the year	2,494	$11.69
Granted	826	16.85
Vested	(1,044)	11.28
Forfeited	(210)	9.76

Nonvested stock options outstanding at the end of the year	2,066	$14.17

As of December 31, 2019, there was approximately $19

million of expected future
pre-tax
compensation expense related to the
2.1
 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.
Restricted Stock
The fair value of restricted shares under the Company’s restricted stock arrangement is determined by the product of the number of shares granted and the Company’s closing common stock price on the grant date. Upon

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
the grant of restricted stock, the fair value of the restricted shares (unearned compensation) at the grant date is charged as a reduction of capital in excess of par value in the Company’s consolidated balance sheet and is amortized to expense on a straight-line basis over the vesting period, which is the same as the calculated derived service period as determined on the grant
date.
The following is a summary of the Company’s nonvested restricted stock activity and related information for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)

Nonvested restricted stock outstanding at the beginning of the year	891	$58.98
Granted	212	85.81
Vested	(456)	53.82
Forfeited	(86)	64.60

Nonvested restricted stock outstanding at the end of the year	561	$72.46

The total fair value of restricted stock vested during 2019, 2018 and 2017 was $25.2 million, $11.6

million and $15.8

million, respectively. The weighted average fair value of restricted stock granted per share during 2019 and 2018 was $85.81 and $73.66, respectively. As of December 31, 2019, there was approximately $25 million of expected future
pre-tax
compensation expense related to the 0.6 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than two years.
12. Retirement Plans and Other Postretirement Benefits
Retirement and Pension Plans
The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.
The Company maintains contributory and noncontributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $3 million to $6 million to its worldwide defined benefit pension plans in 2020.
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

7
0

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:
U.S. Defined Benefit Pension Plans:

	2019	2018
	(In thousands)

Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$471,506	$520,376
Service cost	3,248	3,777
Interest cost	20,287	19,183
Actuarial losses (gains)	46,269	(43,163)
Gross benefits paid	(30,796)	(30,127)
Acquisition	—	1,460

Net projected benefit obligation at the end of the year	$510,514	$471,506

Change in plan assets:
Fair value of plan assets at the beginning of the year	$552,187	$619,993
Actual return on plan assets	99,573	(39,022)
Employer contributions	668	541
Gross benefits paid	(30,796)	(30,127)
Acquisition	—	802

Fair value of plan assets at the end of the year	$621,632	$552,187

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Foreign Defined Benefit Pension Plans:

	2019	2018
	(In thousands)

Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$268,763	$284,178
Service cost	3,307	3,102
Interest cost	6,692	6,495
Foreign currency translation adjustments	9,042	(15,568)
Employee contributions	110	108
Actuarial losses (gains)	35,021	(4,674)
Expenses paid from assets	(747)	(572)
Gross benefits paid	(8,421)	(11,114)
Settlements	(1,984)	—
Plan amendments	—	6,808

Net projected benefit obligation at the end of the year	$311,783	$268,763

Change in plan assets:
Fair value of plan assets at the beginning of the year	$196,801	$226,968
Actual return on plan assets	25,391	(11,171)
Employer contributions	4,941	4,521
Employee contributions	110	108
Foreign currency translation adjustments	8,256	(11,939)
Expenses paid from assets	(747)	(572)
Settlements	(1,984)	—
Gross benefits paid	(8,421)	(11,114)

Fair value of plan assets at the end of the year	$224,347	$196,801

The accumulated benefit obligation consisted of the following at December 31:
U.S. Defined Benefit Pension Plans:

	2019	2018
	(In thousands)
Funded plans	$493,756	$456,319
Unfunded plans	5,213	5,453

Total	$498,969	$461,772

Foreign Defined Benefit Pension Plans:

	2019	2018
	(In thousands)
Funded plans	$264,675	$220,842
Unfunded plans	45,315	39,459

Total	$309,990	$260,301

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Weighted average assumptions used to determine benefit obligations at December 31:

	2019	2018
U.S. Defined Benefit Pension Plans:
Discount rate	3.45%	4.40%
Rate of compensation increase (where applicable)	3.75%	3.75%
Foreign Defined Benefit Pension Plans:
Discount rate	1.83%	2.59%
Rate of compensation increase (where applicable)	2.50%	2.50%

The following is a summary of the fair value of plan assets for U.S. plans at December 31:

	2019			2018
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Corporate debt instruments	$3,152	$—	$3,152	$2,440	$—	$2,440
Corporate debt instruments – Preferred	10,781	—	10,781	10,967	—	10,967
Corporate stocks – Common	127,221	127,221	—	115,013	115,013	—
Municipal bonds	574	—	574	488	—	488
Registered investment companies	288,076	288,076	—	279,006	279,006	—
U.S. Government securities	240	—	240	362	—	362

Total investments	430,044	415,297	14,747	408,276	394,019	14,257

Investments measured at net asset value	191,588	—	—	143,911	—	—

Total investments	$621,632	$415,297	$14,747	$552,187	$394,019	$14,257

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
The expected long-term rate of return on these plan assets was 7.50% in 2019 and 7.50% in 2018. Equity securities included 384,788 shares of AMETEK, Inc. common stock with a market value of $38.4 million (6.2% of total plan investment assets) at December 31, 2019 and 512,565 shares of AMETEK, Inc. common stock with a market value of $34.7 million (6.3% of total plan investment assets) at December 31, 2018.
The objectives of the Company’s U.S. defined benefit plans’ investment strategy are to maximize the plans’ funded status and minimize Company contributions and plan expense. Because the goal is to optimize returns over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and mutual fund markets provide poor returns, an allocation to alternative

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
assets may be made to improve the overall portfolio’s diversification and return potential. The Company periodically reviews its asset allocation, taking into consideration plan liabilities, plan benefit payment streams and the investment strategy of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges and is rebalanced when necessary. The target allocations for the U.S. defined benefits plans are approximately 50% equity securities, 20%
fixed income securities
and 30% other securities and/or cash.
The equity portfolio is diversified by market capitalization and style. The equity portfolio also includes international components.
The objective of the mutual fund portion of the pension assets is to provide interest rate sensitivity for a portion of the assets and to provide diversification. The mutual fund portfolio is diversified within certain quality and maturity guidelines to minimize the adverse effects of interest rate fluctuations.
Certain investments are prohibited and include venture capital, private placements, unregistered or restricted stock, margin trading, commodities, short selling and rights and warrants. Foreign currency futures, options and forward contracts may be used to manage foreign currency exposure.
The following is a summary of the fair value of plan assets for foreign defined benefit pe
n
sion pl
a
ns at December 31:

	2019		2018
Asset Class	Total	Level 3	Total	Level 3
	(In thousands)
Life insurance	$19,298	$19,298	$18,685	$18,685

Total investments	19,298	19,298	18,685	18,685

Investments measured at net asset value	205,049	—	178,116	—

Total investments	$224,347	$19,298	$196,801	$18,685

Life insurance assets are considered level 3 investments as their values are determined by the sponsor using unobservable market data.
Alternative investments categorized as level 3 are valued based on unobservable inputs and cannot be corroborated using verifiable observable market data. Investments in level 3 funds are redeemable, however, cash reimbursement may be delayed, or a portion held back until asset finalization.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)

Balance, December 31, 2017	$21,294

Actual return on assets:

Unrealized losses relating to instruments still held at the end of the year	(2,609)

Realized gains (losses) relating to assets sold during the year	—

Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2018	18,685

Actual return on assets:

Unrealized gains (losses) relating to instruments still held at the end of the year	613

Realized gains (losses) relating to assets sold during the year	—

Purchases, sales, issuances and settlements, net	—

Balance, December 31, 2019	$19,298

The objective of the Company’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, mutual fund investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform mutual fund investments over the long term. However, the trustees recognize the fact that mutual fund investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed, from time to time, in view of changes in market conditions and in the plans’ liability profile. The target allocations for the foreign defined benefit plans are approximately 22% equity securities, 21%
fixed income securities, 51% multi-asset funds
and 6% other securities, insurance or cash.
The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return for U.S. plans is 7.00% and 5.97% for foreign plans in 2020.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:
U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2019	2018	2019	2018
	(In thousands)
Benefit obligation	$7,119	$6,928	$7,119	$6,928
Fair value of plan assets	958	809	958	809

Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2019	2018	2019	2018
	(In thousands)
Benefit obligation	$311,783	$268,763	$309,990	$260,301
Fair value of plan assets	224,347	196,801	224,347	196,801

The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2019	2018
	(In thousands)

Funded status asset (liability):
Fair value of plan assets	$845,979	$748,988
Projected benefit obligation	(822,297)	(740,269)

Funded status at the end of the year	$23,682	$8,719

Amounts recognized in the consolidated balance sheet consisted of:
Noncurrent asset for pension benefits (other assets)	$117,278	$86,799
Current liabilities for pension benefits	(1,954)	(1,905)

Noncurrent liability for pension benefits	(91,642)	(76,175)

Net amount recognized at the end of the year	$23,682	$8,719

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2019	2018
	(In thousands)
Net actuarial loss	$242,696	$244,511
Prior service costs	4,189	4,432
Transition asset	6	7

Total recognized	$246,891	$248,950

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31:

	2019	2018	2017
	(In thousands)

Defined benefit plans:
Service cost	$6,556	$6,879	$7,138
Interest cost	26,979	25,678	27,424
Expected return on plan assets	(52,402)	(59,325)	(53,442)

Settlement	739	—	—

Amortization of:
Net actuarial loss	15,685	12,092	14,591
Prior service costs	484	(49)	(47)

Transition asset	1	1	1

Total net periodic benefit income	(1,958)	(14,724)	(4,335)

Other plans:
Defined contribution plans	32,508	28,829	24,280
Foreign plans and other	9,406	6,185	5,866

Total other plans	41,914	35,014	30,146

Total net pension expense	$39,956	$20,290	$25,811

The total net periodic benefit expense (income) is included in Cost of sales, General and administrative expense and Other income and expense in the consolidated statement of income. The estimated amount that will be amortized from accumulated other comprehensive income into net periodic pension benefit expense in 2020 for the net actuarial losses and prior service costs is expected to be approximately $16 million.
The following weighted average assumptions were used to determine the above net periodic pension benefit income for the years ended December 31:

	2019	2018	2017

U.S. Defined Benefit Pension Plans:
Discount rate	4.40%	4.40%	4.25%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%
Foreign Defined Benefit Pension Plans:
Discount rate	2.59%	2.59%	2.56%
Expected return on plan assets	6.52%	6.52%	6.79%
Rate of compensation increase (where applicable)	2.50%	2.50%	2.50%

Estimated Future Benefit Payments
The estimated future benefit payments for U.S. and foreign plans are as follows: 2020
–
 $40.6 million; 2021
–
 $41.7 million; 2022
–
 $42.3 million; 2023
–
 $43.1 million; 2024
–
 $44.4 million; 2025 to 2029
-
 $224.3 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $19.0 million and $14.4 million at December 31, 2019 and 2018, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products
as defined by federal and state laws and regulations. At December 31, 2019, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned
former waste disposal or treatment sites (the
“non-owned”
sites). The Company is identified as a “de minimis” party in

12 of these sites based on the low

7
8

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Total environmental reserves at December 31, 2019 and 2018 were $28.9 million and $27.8 million, respectively, for both non-owned
and owned sites. In 2019, the Company recorded $7.0 million in reserves. Additionally, in 2019 the Company spent $6.0 million on environmental matters and the reserve decreased $0.1 million due to foreign currency translation. The Company’s reserves for environmental liabilities at December 31, 2019 and 2018 included reserves of $9.0 million and $9.6 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Our leases have initial lease terms ranging from 2 months to 14 years, with the exception of a single land lease with 64 years remaining. Certain lease agreements contain provisions for future rent increases.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of lease expense were as follows:

2019
(In thousands)
Operating lease cost	$45,438
Variable lease cost	7,813

Total lease cost	$53,251

Rental expense was $52.5 million in 2018 and $49.7

million in 2017.
Supplemental balance sheet information related to leases was as follows:

December 31, 2019
(In thousands)
Right of use assets, net	$179,679

Lease liabilities included in Accrued liabilities and other	43,025
Lease liabilities included in Other long-term liabilities	142,620

Total lease liabilities	$185,645

Supplemental cash flow information and other information related to leases was as follows for the year ended December 31:

2019
(In thousands)
Cash used in operations for operating leases	$53,266
Right-of-use assets obtained in exchange for new operating liabilities	$40,793
Weighted-average remaining lease terms – operating leases (years)	5.93
Weighted-average discount rate – operating leases	3.72%

Maturities of lease liabilities as of December 31, 2019 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
2020	$49,432

2021	42,084

2022	34,103

2023	25,879

2024	17,543

Thereafter	38,953

Total lease payments	207,994

Less: imputed interest	22,349

$185,645

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company does not have any leases that have not yet commenced which are significant.
Other Commitments
As of December 31, 2019, and 2018, the Company had $505.2 million and $470.2 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.
The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by
letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts outstanding at any particular point in time. At December 31, 2019, the maximum amount of future payment obligations relative to these various guarantees was $97.9 million and the outstanding liability under certain of those guarantees was $9.2 million.
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
Measurement of Segment Results
Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment but does not include interest expense. Net sales by

8
2

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
segment are reported after elimination of intra- and intersegment sales and profits, which are insignificant in amount. Reported segment assets include allocations directly related to the segment’s operations. Corporate assets consist primarily of investments, prepaid pensions, insurance deposits and deferred taxes.
Reportable Segment Financial Information
	2019	2018	2017
	(In thousands)
Operating income and income before income taxes:
Segment operating income (1) :
Electronic Instruments	$865,307	$782,144	$671,646
Electromechanical	387,931	363,765	306,779

Total segment operating income	1,253,238	1,145,909	978,425

Corporate administrative expenses	(75,858)	(70,369)	(74,805)

Consolidated operating income	1,177,380	1,075,540	903,620
Interest and other expenses, net	(107,632)	(87,795)	(106,891)

Consolidated income before income taxes	$1,069,748	$987,745	$796,729

Assets:
Electronic Instruments	$6,651,920	$5,625,303
Electromechanical	2,818,155	2,685,674

Total segment assets	9,470,075	8,310,977
Corporate	374,484	351,311

Consolidated assets	$9,844,559	$8,662,288

Additions to property, plant and equipment (2) :
Electronic Instruments	$74,994	$110,858	$54,321

Electromechanical	42,924	42,461	36,829

Total segment additions to property, plant and equipment	117,918	153,319	91,150

Corporate	4,770	3,496	3,002

Consolidated additions to property, plant and equipment	$122,688	$156,815	$94,152

Depreciation and amortization:
Electronic Instruments	$153,111	$121,709	$108,053
Electromechanical	78,664	75,801	73,222

Total segment depreciation and amortization	231,775	197,510	181,275
Corporate	2,267	1,980	1,952

Consolidated depreciation and amortization	$234,042	$199,490	$183,227

(1)	Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment but does not include interest expense.
(2)	Includes $20.3 million in 2019, $74.6 million in 2018 and $19.1 million in 2017 from acquired businesses.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Areas
Information about the Company’s operations in different geographic areas for the years ended December 31, 2019 and 2018 is shown below.

	2019	2018
	(In thousands)

Long-lived assets from continuing operations (excluding intangible assets):
United States	$370,144	$380,855

International (1) :

United Kingdom	57,675	55,527

European Union countries	78,500	78,524

Asia	12,869	11,846

Other foreign countries	29,720	27,378

Total international	178,764	173,275

Total consolidated	$548,908	$554,130

(1)	Represents long-lived assets of foreign-based operations only.
16. Additional Consolidated Income Statement and Cash Flow Information
Included in other
expense, net
are interest and other investment income of $4.6 million, $2.0 million and $2.1 million for 2019, 2018 and 2017, respectively. Income taxes paid in 2019, 2018 and 2017 were $221.6 million, $195.2 million and $176.6 million, respectively. Cash paid for interest was $84.9 million, $83.6 million and $96.1 million in 2019, 2018 and 2017, respectively.
17. Stockholders’ Equity
In 2018, the Company repurchased approximately 5,079,000 shares of its common stock for $367.7 million in cash under its share repurchase authorization. At December 31, 2018, $1.0 million was available under the Company’s Board of Directors authorization for future share repurchases.
On February 12, 2019, the Company’s Board of Directors approved an increase of $500 million in the authorization for the repurchase of the Company’s common stock. In 2019, the Company repurchased approximately 133,000 shares of its common stock for $11.9 million in cash under its share repurchase authorization. At December 31, 2019, $489.1 million was available under the Company’s Board of Directors authorization for future share repurchases.
At December 31, 2019, the Company held
36,500,908
 shares in its treasury at a cost of $
1,574.5
 million, compared with
36,534,802
 shares at a cost of $
1,570.2
 million at December 31, 2018. The number of shares outstanding at December 31, 2019 was 229.1 million shares, compared with 227.1 million shares at December 31, 2018.
Subsequent Event
Effective February 12, 2020, the Company’s Board of Directors approved a 29% increase in the quarterly cash dividend on the Company’s common stock to $0.18 per common share from $0.14 per common share.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
18. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
2019
Net sales	$1,287,691	$1,289,412	$1,276,633	$1,304,821	$5,158,557
Operating income	$283,259	$295,410	$301,056	$297,655	$1,177,380
Net income	$204,268	$215,503	$220,749	$220,777	$861,297
Basic earnings per share (2)	$0.90	$0.95	$0.97	$0.97	$3.78
Diluted earnings per share (2)	$0.89	$0.94	$0.96	$0.96	$3.75
Dividends paid per share	$0.14	$0.14	$0.14	$0.14	$0.56

2018

Net sales	$1,172,647	$1,208,935	$1,192,962	$1,271,328	$4,845,872

Operating income	$258,168	$270,086	$265,266	$282,020	$1,075,540

Net income (1)	$181,340	$193,860	$191,213	$211,520	$777,933

Basic earnings per share (1) (2)	$0.79	$0.84	$0.83	$0.92	$3.37

Diluted earnings per share (1) (2)	$0.78	$0.83	$0.82	$0.91	$3.34
Dividends paid per share	$0.14	$0.14	$0.14	$0.14	$0.56

(1)	During 2018, the Company recorded a net benefit of $11.8

million in the consolidated statement of income as a component of Provision for income taxes related to the Tax Act. The net benefit related to the Tax Act had the effect of increasing net income for 2018 by $11.8 million.

(2)	The sum of quarterly earnings per share may not equal total year earnings per share due to rounding of earnings per share amounts, and differences in weighted average shares and equivalent shares outstanding for each of the periods presented.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.	Controls and Procedures

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
as of December 31, 2019. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

None
.
PART III
Item 10.	Directors, Executive Officers and Corporate Governance

a)	Directors of the Registrant.

Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
b)	Executive Officers of the Registrant.

Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
c)	Section 16(a) Compliance.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

d)	Identification of the Audit Committee.

Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
e)	Audit Committee Financial Experts.

Information concerning the audit committee financial experts of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
f)	Corporate Governance/Nominating Committee.

Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Corporate Governance” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
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

Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Report of the Compensation Committee,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.	Principal Accounting Fees and Services

Information appearing under “Ratification of
a
ppointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders is incorporated herein by reference.

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
(a)(3) Exhibits:

Exhibit Number	Description	Incorporated Herein by Reference to

3.1	Conformed Copy of Amended and Restated Certificate of Incorporation of AMETEK, Inc. as amended to and including May 9, 2019.	Exhibit 3.1 to Form 8-K, dated May 13, 2019, SEC File No. 1-12981.

3.2	By-Laws of AMETEK, Inc. as amended to and including May 9, 2019.	Exhibit 3.2 to 2019 Form 10-K, SEC File No. 1-12981.

4.1†	AMETEK, Inc. 2007 Omnibus Incentive Compensation Plan, dated as of April 24, 2007 (the “2007 Plan”).	Exhibit 4 to Form S-8 dated May 10, 2007, SEC File No. 1-12981.

4.2†	Amendment No. 1 to the 2007 Plan.	Exhibit 4.3 to 2012 Form 10-K, SEC File No. 1-12981.

4.3†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011 (the “2011 Plan”).	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.

4.4†	Amendment No. 1 to the 2011 Plan.	Exhibit 4.5 to 2012 Form 10-K, SEC File No. 1-12981.

10.1†	AMETEK, Inc. Retirement Plan for Directors, amended and restated effective January 1, 2005.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.2†	AMETEK, Inc. Director’s Deferred Compensation Plan, amended and restated as of October 1, 2018.	Exhibit 10.1 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.3†	AMETEK, Inc. Deferred Compensation Plan, amended and restated as of June 15, 2018.	Exhibit 10.1 to Form 10-Q dated June 30, 2018, SEC File No. 1-12981.

10.5†	AMETEK, Inc. 2004 Executive Death Benefit Plan, amended and restated effective January 1, 2017.	Exhibit 10.5 to 2016 Form 10-K, SEC File No. 1-12981.

10.6†	AMETEK, Inc. Directors’ Death Benefit Plan, effective January 1, 2005.	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.7†	Form of Executive Change of Control Separation Agreement between AMETEK, Inc. and a named executive.	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to

10.8†	Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated May 8, 2017.	Exhibit 10.1 to Form 10-Q dated March 31, 2017, SEC File No. 1-12981.

10.9†	AMETEK, Inc. Retirement and Savings Plan, amended and restated as of September 4, 2018.	Exhibit 10.2 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.10†	AMETEK, Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2018.	Exhibit 10.3 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.11†	Form of Performance Restricted Stock Unit Agreement for Chief Executive Officer.	Exhibit 10.1 to Form 10-Q dated March 31, 2018, SEC File No. 1-12981.

10.12†	Form of Performance Restricted Stock Unit Agreement.	Exhibit 10.2 to Form 10-Q dated March 31, 2018, SEC File No. 1-12981.

10.13†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for non-employee Directors.	Exhibit 10.1 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.14†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for Chief Executive Officer.	Exhibit 10.2 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.15†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for Employees.	Exhibit 10.3 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.16†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Global Non-Qualified Stock Option Agreement for Employees.	Exhibit 10.4 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

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
Exhibit 10.4 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.18	AMETEK, Inc. Note Purchase Agreement, as of August 30, 2007.	Exhibit 10.1 to Form 8-K dated September 5, 2007, SEC File No. 1-12981.

10.19	Amendment No. 1 to Note Purchase Agreement, as of August 30, 2007.	Exhibit 10.1 to Form 10-Q dated September 30, 2014, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to

10.20	Amendment No. 2 to Note Purchase Agreement, as of August 30, 2007.	Exhibit 10.2 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.24	AMETEK, Inc. Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 8-K dated October 2, 2014, SEC File No. 1-12981.

10.25	Amendment No. 1 to Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.26	AMETEK, Inc. Note Purchase Agreement, as of October 31, 2016.	Exhibit 10.1 to Form 8-K dated November 2, 2016, SEC File No. 1-12981.

10.27	AMETEK, Inc. 2018 Note Purchase Agreement, dated as of December 13, 2018.	Exhibit 10.1 to Form 8-K dated December 13, 2018, SEC File No. 1-12981.

21*	Subsidiaries of the Registrant.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Management contract or compensatory plan required to be filed pursuant to Item 601 of Regulation S-K.

*	Filed electronically herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMETEK, Inc.

	By:	/s/ David A. Zapico

David A. Zapico

Chief Executive Officer

Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Zapico David A. Zapico	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 20, 2020

/s/ William J. Burke William J. Burke	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	February 20, 2020

/s/ Thomas M. Montgomery Thomas M. Montgomery	Senior Vice President – Comptroller (Principal Accounting Officer)	February 20, 2020

/s/ Thomas A. Amato Thomas A. Amato	Director	February 20, 2020

/s/ TOD E. CARPENTER Tod E. Carpenter	Director	February 20, 2020

/s/ Ruby R. Chandy Ruby R. Chandy	Director	February 20, 2020

/s/ Anthony J. Conti Anthony J. Conti	Director	February 20, 2020

/s/ Steven W. Kohlhagen Steven W. Kohlhagen	Director	February 20, 2020

/s/ Gretchen W. McClain Gretchen W. McClain	Director	February 20, 2020

/s/ Elizabeth R. Varet Elizabeth R. Varet	Director	February 20, 2020

/s/ Dennis K. Williams Dennis K. Williams	Director	February 20, 2020