Form 10-Q
period 2020-03-31
AMETEK INC/
filed 2020-05-05
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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

The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 24, 2020 was
229,432,094 shares.

AMETEK, Inc.
Form
10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$1,202,218	$1,287,691

Cost of sales	824,647	851,307
Selling, general and administrative	145,531	153,125

Total operating expenses	970,178	1,004,432

Operating income	232,040	283,259
Interest expense	(22,741)	(22,653)
Other income (expense), net	141,776	(3,668)

Income before income taxes	351,075	256,938
Provision for income taxes	70,459	52,670

Net income	$280,616	$204,268

Basic earnings per share	$1.23	$0.90

Diluted earnings per share	$1.22	$0.89

Weighted average common shares outstanding:
Basic shares	228,962	226,861

Diluted shares	230,872	228,686

Dividends declared and paid per share	$0.18	$0.14

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Total comprehensive income	$238,017	$215,281

See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,253,382	$393,030
Receivables, net	712,195	744,760
Inventories, net	654,298	624,567
Other current assets	154,616	263,414

Total current assets	2,774,491	2,025,771
Property, plant and equipment, net	534,786	548,908
Right of use assets, net	168,543	179,679
Goodwill	4,075,633	4,047,539
Other intangibles, net	2,768,204	2,762,872
Investments and other assets	280,289	279,790

Total assets	$10,601,946	$9,844,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$510,792	$497,449
Accounts payable	373,900	377,219
Customer advanced payments	174,890	156,818
Income taxes payable	76,630	30,292
Accrued liabilities and other	341,459	364,080

Total current liabilities	1,477,671	1,425,858
Long-term debt, net	2,741,798	2,271,292
Deferred income taxes	553,658	536,140
Other long-term liabilities	502,816	495,777

Total liabilities	5,275,943	4,729,067

Stockholders’ equity:
Common stock	2,664	2,662
Capital in excess of par value	837,755	832,821
Retained earnings	6,626,703	6,387,612
Accumulated other comprehensive loss	(575,738)	(533,139)
Treasury stock	(1,565,381)	(1,574,464)

Total stockholders’ equity	5,326,003	5,115,492

Total liabilities and stockholders’ equity	$10,601,946	$9,844,559

See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2020	2019
Capital stock
Preferred stock, $0.01 par value	$—	$—

Common stock, $0.01 par value
Balance at the beginning of the period	2,662	2,640
Shares issued	2	7

Balance at the end of the period	2,664	2,647

Capital in excess of par value
Balance at the beginning of the period	832,821	706,743
Issuance of common stock under employee stock plans	(2,914)	24,309
Share-based compensation costs	7,848	7,121

Balance at the end of the period	837,755	738,173

Retained earnings
Balance at the beginning of the period	6,387,612	5,653,811
Net income	280,616	204,268
Cash dividends paid	(41,165)	(31,766)
Adoption of ASU 2016-13	(360)	—

Balance at the end of the period	6,626,703	5,826,313

Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(286,248)	(302,138)
Translation adjustments	(67,089)	8,964
Change in long-term intercompany notes	(5,501)	(4,416)
Net investment hedge instruments gain (loss), net of tax of ( $9,117 ) and ($1,130) for the period ended March 31, 2020 and 2019, respectively	28,308	3,508

Balance at the end of the period	(330,530)	(294,082)

Defined benefit pension plans:
Balance at the beginning of the period	(246,891)	(248,950)
Amortization of net actuarial loss (gain) and other, net of tax of ($531) and ($873) for the period ended March 31, 2020 and 2019, respectively	1,683	2,957

Balance at the end of the period	(245,208)	(245,993)

Accumulated other comprehensive loss at the end of the period	(575,738)	(540,075)

Treasury stock
Balance at the beginning of the period	(1,574,464)	(1,570,184)
Issuance of common stock under employee stock plans	9,184	(116)
Purchase of treasury stock	(101)	(137)

Balance at the end of the period	(1,565,381)	(1,570,437)

Total stockholders’ equity	$5,326,003	$4,456,621

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash provided by (used for):
Operating activities:
Net income	$280,616	$204,268
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	66,067	57,500
Deferred income taxes	(4,042)	12,739
Share-based compensation expense	7,848	7,121
Gain on sale of business	(141,020)	—
Gain on sale of facilities	(4,592)	(735)
Net change in assets and liabilities, net of acquisitions	71,199	(84,167)
Pension contributions	(1,505)	(715)
Other, net	(3,819)	246

Total operating activities	270,752	196,257

Investing activities:
Additions to property, plant and equipment	(16,931)	(21,417)
Purchases of businesses, net of cash acquired	(116,605)	—
Proceeds from sale of business	245,311	—
Proceeds from sale of facilities	5,463	765
Other, net	(1,681)	2,902

Total investing activities	115,557	(17,750)

Financing activities:
Net change in short-term borrowings	22,251	(256,286)
Proceeds from long-term borrowings	500,000	100,000
Repurchases of common stock	(101)	(137)
Cash dividends paid	(41,165)	(31,766)
Proceeds from stock option exercises	6,977	24,929
Other, net	(1,313)	(2,605)

Total financing activities	486,649	(165,865)

Effect of exchange rate changes on cash and cash equivalents	(12,606)	1,448

Increase in cash and cash equivalents	860,352	14,090
Cash and cash equivalents:
Beginning of period	393,030	353,975

End of period	$1,253,382	$368,065

See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
1.	Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2020, the consolidated results of its operations for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form
 10-K
for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission.
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus
(COVID-19)
as a pandemic. As a result of market and economic conditions, in accordance with the guidelines set forth in ASC 350 and ASC 360, the Company performed an analysis for potential interim impairment indicators of its intangible and other long-lived assets. As of March 31, 2020, the Company concluded there were no indicators of impairment that resulted in a triggering event to perform an interim test of impairment of goodwill, other indefinite-lived intangibles, or long-lived assets. The Company will continue to monitor its assets for potential impairment through the remainder of 2020.
2.	Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective January 1, 2020, the Company adopted ASU No.
2016-13,
 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
(“ASU
2016-13”),
using the modified retrospective transition method. ASU
2016-13
provides guidance on the estimation of current expected credit losses on financial instruments, including trade receivables. ASU
2016-13
requires entities to consider a broad range of information to estimate expected credit losses, including increased forward-looking information, which may result in earlier recognition of losses when compared to prior standards. The adoption of ASU
2016-13
was a decrease to net Account
s
Receivable and a decrease to Retained Earnings of $0.4 million. See Note 3 – Revenues, for further discussion.
In August 2018, the FASB issued ASU No.
 2018-13,
Fair Value Measurement
(“ASU
 2018-13”),
which changes the fair value measurement disclosure requirements of ASC Topic 820,
Fair Value Measurement
(“ASC 820”), by eliminating, modifying and adding to those requirements. ASU
 2018-13
also modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion by entities. The Company prospectively adopted ASU
2018-13,
effective January 1, 2020, and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.
In August 2018, the FASB issued ASU No.
 2018-15,
Intangibles–Goodwill and Other–Internal-Use Software
(“ASU
 2018-15”),
that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use
software guidance in ASC Topic 350,
Intangibles–Goodwill and Other
. ASU
 2018-15
requires a customer to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The Company adopted ASU
2018-15,
effective January 1, 2020, and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
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
3.	Revenues
The outstanding contract asset and liability accounts were as follows:

	2020	2019
	(In thousands)
Contract assets—January 1	$73,039	$58,266
Contract assets – March 31	80,796	76,323

Change in contract assets – increase	7,757	18,057

Contract liabilities – January 1	167,306	146,162
Contract liabilities – March 31	194,433	147,776

Change in contract liabilities – increase	(27,127)	(1,614)

Net change	$(19,370)	$16,443

The net change for the three months ended March 31, 2020
was primarily driven by the receipt of advance payments from customers exceeding the recognition of revenue as performance obligations were satisfied prior to billing. For the three months ended March 31, 2020 and 2019, the Company recognized revenue of $87.4 million and $77.2 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At March 31, 2020 and December 31, 2019, $19.5 million and $10.6 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
Applying the practical expedient available under ASC 606, the remaining performance obligations exceeding one year as of March 31, 2020 and December 31, 2019 were $208.6 million and $233.3 million, respectively. Remaining performance obligations represent the transaction price of firm, noncancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
Geographic Areas
Information about the Company’s operations in different geographic areas for the three months ended March 31, 2020 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	Three months ended March 31, 2020
	EIG	EMG	Total
	(In thousands)
United States	$406,545	$234,689	$641,234

International (1) :
United Kingdom	14,793	33,138	47,931
European Union countries	105,676	88,766	194,442
Asia	164,745	43,830	208,575
Other foreign countries	82,466	27,570	110,036

Total international	367,680	193,304	560,984

Consolidated net sales	$774,225	$427,993	$1,202,218

(1)	Includes U.S. export sales of $305.2 million.
Information about the Company’s operations in different geographic areas for the three months ended March 31, 2019 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	Three months ended March 31, 2019
	EIG	EMG	Total
	(In thousands)
United States	$403,392	$260,754	$664,146

International (1) :
United Kingdom	15,427	33,888	49,315
European Union countries	102,785	106,419	209,204
Asia	193,847	47,111	240,958
Other foreign countries	91,460	32,608	124,068

Total international	403,519	220,026	623,545

Consolidated net sales	$806,911	$480,780	$1,287,691

(1)	Includes U.S. export sales of $325.4 million.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended March 31, 2020
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$548,440	$—	$548,440
Aerospace and power	225,785	127,251	353,036
Automation and engineered solutions	—	300,742	300,742

Consolidated net sales	$774,225	$427,993	$1,202,218

	Three months ended March 31, 2019
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$577,340	$—	$577,340
Aerospace and power	229,571	118,878	348,449
Automation and engineered solutions	—	361,902	361,902

Consolidated net sales	$806,911	$480,780	$1,287,691

Timing of Revenue Recognition

	Three months ended March 31, 2020
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$633,540	$379,059	$1,012,599
Products and services transferred over time	140,685	48,934	189,619

Consolidated net sales	$774,225	$427,993	$1,202,218

	Three months ended March 31, 2019
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$677,833	$435,605	$1,113,438
Products and services transferred over time	129,078	45,175	174,253

Consolidated net sales	$806,911	$480,780	$1,287,691

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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
Changes in the accrued product warranty obligation were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Balance at the beginning of the period	$27,611	$23,482
Accruals for warranties issued during the period	3,252	5,003
Settlements made during the period	(4,217)	(4,789)
Warranty accruals related to acquired businesses and other during the period	288	(81)

Balance at the end of the period	$26,934	$23,615

Accounts Receivable
The Company maintains allowances for estimated losses resulting from the inability of customers to meet their financial obligations to the Company. The Company recognizes an allowance for doubtful accounts, on all accounts receivable, which considers the length of time receivables are past due, customers’ billing exposure, ability to pay, and contract terms. The Company also considers general and market business conditions, country, and political risk. Balances are written off when determined to be uncollectible.
At March 31, 2020, the Company recorded $712.2 million of accounts and notes receivable, net of allowances of $11.9 million. Changes in the allowance were not material for the three months ended March 31, 2020.
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

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Weighted average shares:
Basic shares	228,962	226,861
Equity-based compensation plans	1,910	1,825

Diluted shares	230,872	228,686

5.	Fair Value Measurements
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	Fair Value	Fair Value
	(In thousands)
Mutual fund investments	$7,212	$8,390
The fair value of mutual fund investments, which are valued as level 1 investments, was based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the three months ended March 31, 2020 and 2019, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2020 and 2019.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at March 31, 2020 and December 31, 2019 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,845,880)	$(2,831,990)	$(2,382,041)	$(2,531,549)
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
Foreign Currency
At March 31, 2020, the Company had a Canadian dollar forward contract for a total notional value of 24.0 million Canadian dollars ($0.5 million fair value unrealized loss
at March 31, 2020) and a British Pound forward contract for a total notional value of 10.0 million British pounds ($1.0 million fair value unrealized gain at March 31, 2020) outstanding. For the three months ended March 31, 2020 and 2019, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as hedges.
6.	Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2020, these net investment hedges included
British-pound-and
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At March 31, 2020, the Company had $367.4 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2020, the Company had $633.9 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $37.4 million of pre-tax
currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2020.
7.	Inventories, net

	March 31,	December 31,
	2020	2019
	(In thousands)
Finished goods and parts	$103,227	$99,773
Work in process	130,275	118,240
Raw materials and purchased parts	420,796	406,554

Total inventories, net	$654,298	$624,567

8.	Leases
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
Operating leases are included in right of use assets, accrued liabilities and other, and other long-term liabilities on our consolidated balance sheets. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company has no material finance leases. The Company primarily leases buildings (real estate) and automobiles which are classified as operating leases.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the events, activities, or circumstances in the lease agreement on which those payments are assessed are probable. Variable lease payments are presented as operating expense in the Company’s income statement in the same line item as expense arising from fixed lease payments.
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the three months ended March 31, 2020 and March 31, 2019. Our leases have initial lease terms ranging from one month to 14 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Operating lease cost	$10,705	$8,671
Variable lease cost	1,114	1,631

Total lease cost	$11,819	$10,302

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Right of use assets, net	$168,543	$179,679

Lease liabilities included in Accrued Liabilities and other	42,001	43,025
Lease liabilities included in Other long-term liabilities	132,360	142,620

Total lease liabilities	$174,361	$185,645

Supplemental cash flow information and other information related to leases was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Right-of-use assets obtained in exchange for new operating liabilities	$8,451	$1,325
Weighted-average remaining lease terms—operating leases (years)	5.76	6.26
Weighted-average discount rate—operating leases	3.70%	3.88%

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
Maturities of lease liabilities as of March 31, 2020 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2020	$36,470
2021	42,132
2022	34,354
2023	26,243
2024	17,781
Thereafter	37,719

Total lease payments	194,699
Less: imputed interest	20,338

$174,361

The Company does not have any significant leases that have not yet commenced.
9.	Acquisition and Divestiture
Acquisition
The Company spent $116.6 million in cash, net of cash acquired, to acquire IntelliPower in January 2020. IntelliPower designs and manufactures a broad portfolio of ruggedized solutions including uninterruptable power systems, external battery packs, power distribution units and power conditioners. IntelliPower was privately held and is headquartered in Orange, California. IntelliPower is part of EIG.
The following table represents the preliminary allocation of the purchase price for the net assets of the IntelliPower acquisition based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$2.3
Goodwill	55.0
Other intangible assets	58.7
Deferred income taxes	(14.2)
Net working capital and other (1)	14.8

Total cash paid	$116.6

(1)	Includes $6.5 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize as IntelliPower’s products and solutions broaden the Company’s differentiated product offerings in the power systems and instruments sectors.
At March 31, 2020, the purchase price allocated to other intangible assets of $58.7 million consists of $8.1 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $50.6 million of other intangible assets consists of $41.4 million of customer relationships, which are being amortized over a period of 18 years, and $9.2 million of purchased technology, which is being amortized over a period of 18 years. Amortization expense for each of the next five years for the 2020 acquisition is expected to approximate $3 million per year.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2020 acquisition of IntelliPower and its fourth quarter 2019 acquisition of Gatan including inventory, property, plant and equipment, goodwill, trade names, customer relationships and purchased technology, and the accounting for income taxes.
The IntelliPower acquisition had an immaterial impact on reported net sales, net income and diluted earnings per share for the three months ended March 31, 2020. Had the acquisition been made at the beginning of 2020 or 2019, unaudited pro forma net sales, net income and diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively
,
would not have been materially different than the amounts reported.
Divestiture
The Company completed its sale of Reading Alloys to Kymera International in March 2020 for net cash proceeds of
$245.3 million in cash. The sale resulted in a pretax gain of $141.0 million, recorded in Other income(expense), net in the Consolidated Statement of Income, and income tax expense of approximately
$31.4
million in connection with the sale. Reading Alloys revenue and costs were reported within the EMG segment through the date of sale.
10.	Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2019	$2,892.2	$1,155.3	$4,047.5
Goodwill acquired	55.0	—	55.0
Purchase price allocation adjustments and other	0.6	1.1	1.7
Foreign currency translation adjustments	(15.7)	(12.9)	(28.6)

Balance at March 31, 2020	$2,932.1	$1,143.5	$4,075.6

11.	Income Taxes
At March 31, 2020, the Company had gross un
certain
tax benefits of $114.6 million, of which $69.7 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2019	$109.1
Additions for tax positions	6.1
Reductions for tax positions	(0.6)

Balance at March 31, 2020	$114.6

The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2020 and 2019 were not significant.
The effective tax rate for the three months ended March 31, 2020 was 20.1%, compared with 20.5% for the three months ended March 31, 2019. The lower rate for 2020 reflects the results of tax planning initiatives and lower
mix-related
foreign tax expense partially offset by lower year over year tax benefits related to share-based payment transactions.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
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
Total share-based compensation expense was as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Stock option expense	$3,373	$2,773
Restricted stock expense	3,542	3,717
PRSU expense	933	631

Total pre-tax expense	$7,848	$7,121

Pre-tax
share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
The fair value of each stock option grant is estimated on the grant date using a
Black-Scholes-Merton
option pricing model. The following weighted average assumptions were used in the
Black-Scholes-Merton
model to estimate the fair values of stock options granted during the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Expected volatility	22.2%	19.1%
Expected term (years)	5.0	5.0
Risk-free interest rate	0.52%	2.25%
Expected dividend yield	1.14%	0.66%
Black-Scholes-Merton fair value per stock option granted	$11.01	$16.85

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
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2019	4,303	$62.50
Granted	963	63.37
Exercised	(129)	49.26
Forfeited	(56)	72.12

Outstanding at March 31, 2020	5,081	$62.89	6.0	$57.6

Exercisable at March 31, 2020	2,112	$54.58	3.3	$37.3

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020 was $6.3 million. The total fair value of stock options vested during the three months ended March 31, 2020 was $0.1 million. As of March 31, 2020, there was approximately $24.7 million of expected future pre-tax
compensation expense related to the 3.0 million nonvested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
The following is a summary of the Company’s nonvested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested restricted stock outstanding at December 31, 2019	561	$72.46
Granted	240	63.60
Vested	(3)	64.05
Forfeited	(15)	71.34

Nonvested restricted stock outstanding at March 31, 2020	783	$69.80

The total fair value of restricted stock vested during the three months ended March 31, 2020 was $0.2 million. As of March 31, 2020, there was approximately $34.7 million of expected future pre-tax
compensation expense related to the 0.8 million nonvested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
In March 2020, the Company granted PRSUs to officers and certain key management-level employees an aggregate target award of approximately 119,000 shares of its common stock. The PRSUs vest over a period up to three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1, 2020 through December 31, 2022. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results, which represents a performance condition. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the probable number of awards to vest at each reporting date. The other half of the PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies, which represents a market condition. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period. Total PRSUs outstanding at March 31, 2020 were approximately 266,000.
13.	Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Defined benefit plans:
Service cost	$1,950	$1,713
Interest cost	5,636	6,762
Expected return on plan assets	(13,650)	(13,126)
Amortization of net actuarial loss and other	3,976	3,287

Pension income	(2,088)	(1,364)

Other plans:
Defined contribution plans	10,025	9,108
Foreign plans and other	2,041	1,562

Total other plans	12,066	10,670

Total net pension expense	$9,978	$9,306

For defined benefit plans, the net periodic benefit expense(income), other than the service cost component, is included in “Other income(expense), net” in the consolidated statement of income.
For the three months ended March 31, 2020 and 2019, contributions to the Company’s defined benefit pension plans were $1.5 million and $0.7 million, respectively. The Company’s current estimate of 2020 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form
 10-K
for the year ended December 31, 2019.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products
as defined by federal and state laws and regulations. At March 31, 2020, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned
former waste disposal or treatment sites (the
“non-owned”
sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to
settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de
minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned
sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at March 31, 2020 and December 31, 2019 were $29.4 million and $28.9 million, respectively, for both non-owned
and owned sites. For the three months ended March 31, 2020, the Company recorded $2.0 million in reserves. Additionally, the Company spent $1.2 million on environmental matters and the reserve decreased $0.3 million due to foreign currency translation for the three months ended March 31, 2020. The Company’s reserves for environmental liabilities at March 31, 2020 and December 31, 2019 included reserves of $8.7 million and $9.0 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2020
(Unaudited)
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
The Company has been remediating groundwater contamination for several contaminants, including trichloroethylene (“TCE”), at a formerly owned site in El Cajon, California. Several lawsuits have been filed against the Company alleging damages resulting from the groundwater contamination, including property damages and funds for medical monitoring to detect causally related personal injury, and seeking compensatory and punitive damages. While the Company believes that it has good and valid defenses to each of these claims and intends to defend them vigorously if pursued through trial, the parties agreed to terms to globally settle the cases. After extensive negotiations, the Company entered into a global settlement of these lawsuits for an aggregate amount of $6.8 million, for which the Company had previously established reserves sufficient to cover this settlement. The global settlement is subject to court approval in two class action cases. The class representative plaintiffs have filed motions to preliminarily approve the settlements, which the court recently granted. The court also scheduled a final fairness hearing for August 24, 2020.
15.	Realignment Costs
During the first quarter of 2020, the Company recorded
pre-tax
realignment costs totaling $43.9 million, which had the effect of reducing net income by $33.6 million ($0.15 per diluted share). The realignment costs were reported in the consolidated statement of income as follows: $43.7 million in Cost of sales and $0.2 million in Selling, general and administrative expenses. The realignment costs were reported in segment operating income as follows: $22.8 million in EIG, $20.9 million in EMG.
The realignment actions primarily related to a reduction in workforce and asset write-downs in response to the weak global economy as a result of the
COVID-19
pandemic. The realignment activities have been broadly implemented across the Company’s various businesses with substantially all actions expected to be completed by end of 2020.
Accrued liabilities and other in the Company’s consolidated balance sheet included amounts related to the realignment costs as follows (in millions):

First Quarter of 2020 realignment costs
Balance at December 31, 2019	$—
Pre-tax charges	43.9
Utilization	(7.3)
Foreign currency translation and other	(0.1)

Balance at March 31, 2020	$36.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net sales:
Electronic Instruments	$774,225	$806,911
Electromechanical	427,993	480,780

Consolidated net sales	$1,202,218	$1,287,691

Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$171,271	$203,084
Electromechanical	76,564	98,813

Total segment operating income	247,835	301,897
Corporate administrative expenses	(15,795)	(18,638)

Consolidated operating income	232,040	283,259
Interest expense	(22,741)	(22,653)
Other income (expense), net	141,776	(3,668)

Consolidated income before income taxes	$351,075	$256,938

Impact of
COVID-19
Pandemic on our Business
In the first quarter of 2020, the
COVID-19
pandemic has resulted in significant economic disruption and we expect it will continue to adversely affect our businesses in 2020. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the
COVID-19
pandemic. Despite experiencing strong customer demand from select end markets providing critical solutions to assist in the fight against
COVID-19,
our broader customer demand weakened as the spread of the virus led to supply and demand disruptions. With respect to liquidity, we are evaluating and taking actions to reduce costs and spending across our organization. This includes reducing hiring activities, adjusting pay programs, limiting discretionary spending, as well as the first quarter 2020 realignment of our businesses (described further throughout the Results of Operations). We have also reduced anticipated spending on capital investment projects. In the first quarter of 2020, the Company borrowed approximately $519 million under its revolving credit facility in order to increase cash on hand and enhance financial flexibility in light of the global markets uncertainty resulting from the
COVID-19
pandemic. We will continue to actively monitor the situation moving forward. See Risk Factors, included in Part II, Item 1A of this Quarterly Report on Form
 10-Q,
for further discussion of the possible impact of the
COVID-19
pandemic on our business.
Results of operations for the first quarter of 2020 compared with the first quarter of 2019
For the quarter ended March 31, 2020, the Company was impacted by a weak global economy as a result of the
COVID-19
pandemic. Contributions from the acquisitions of Pacific Design Technologies, Inc. (“PDT”) in September 2019, Gatan in October 2019, and IntelliPower in January 2020 had a positive impact on first quarter 2020 results. The full year impact of the 2019 and 2020 acquisitions and continued focus on and implementation of Operational Excellence initiatives, including the first quarter 2020 realignment actions, are expected to have a positive impact on the Company’s 2020 results. While we expect benefits from the realignment actions and the recent acquisitions, we anticipate continuing challenges due to uncertain market conditions related to the
COVID-19
pandemic throughout the remainder of 2020.

In March 2020, the Company completed the sale of its Reading Alloys business (“Reading”) to Kymera International for net proceeds of $245.3 million in cash. The sale resulted in a pre-tax
gain of $141.0 million recorded in other income, net and income tax expense of $31.4 million.
Net sales for the first quarter of 2020 were $1,202.2 million, a decrease of $85.5 million or 6.6%, compared with net sales of $1,287.7 million for the first quarter of 2019. The decrease in net sales for the first quarter of 2020 was due to an 8% organic sales decline, an unfavorable 1% effect of foreign currency translation, a favorable 4% increase from acquisitions as well as an unfavorable 2% from the Reading divestiture.
Total international sales for the first quarter of 2020 were $561.0 million or 46.7% of net sales, a decrease of $62.5 million or 10.0%, compared with international sales of $623.5 million or 48.4% of net sales for the first quarter of 2019. The decrease in international sales was primarily driven from lower sales in Europe and Asia during the quarter.
Orders for the first quarter of 2020 were $1,210.0 million, a decrease of $168.1 million or 12.2%, compared with $1,378.1 million for the first quarter of 2019. The decrease in orders for the first quarter of 2020 was due to a 9% organic order decline, an unfavorable 2% effect of foreign currency translation, a favorable 4% increase from acquisitions as well as an unfavorable 5% impact from the Reading divestiture.
The Company recorded 2020 realignment costs totaling $43.9 million in the first quarter of 2020 (the “2020 realignment costs”). The 2020 realignment costs were composed of $35.5 million in severance costs for a reduction in workforce and $8.4 million of asset write-downs, primarily inventory, in response to the impact of a weak global economy as a result of the
COVID-19
pandemic. See Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form
 10-Q
for further details.
The 2020 realignment costs (in millions) reported in the consolidated statement of income as well as the impact on segment operating margins (in basis points) are as follows:

	2020
	Realignment Costs	Operating Margins
EIG	$22.8	(300)
EMG	20.9	(490)

Total reported in segment operating income	43.7	(370)
Selling, general and administrative expenses	0.2

Total reported in the consolidated statement of income	$43.9	(370)

The expected annualized cash savings from the 2020 realignment costs is expected to be approximately $86 million, with approximately $33 million expected to be realized in 2020.
Segment operating income for the first quarter of 2020 was $247.8 million, a decrease of $54.1 million or 17.9%, compared with segment operating income of $301.9 million for the first quarter of 2019. The decrease in segment operating income was primarily due to the lower sales discussed above and the $43.7 million of 2020 realignment costs recorded during the quarter, partially offset by the benefits of the Company’s Operational Excellence initiatives. Segment operating margins, as a percentage of net sales, decreased to 20.6% for the first quarter of 2020, compared with 23.4% for the first quarter of 2019. The first quarter of 2020 segment operating margins were negatively impacted by 370 basis points due to the 2020 realignment costs discussed above, partially offset by the benefits of the Company’s Operational Excellence initiatives.
Cost of sales for the first quarter of 2020 was $824.6 million or 68.6% of net sales, a decrease of $26.7 million or 3.1%, compared with $851.3 million or 66.1% of net sales for the first quarter of 2019. The cost of sales decrease was primarily due to the net sales decrease discussed above partially offset by the increase from the 2020 realignment costs discussed above.

Selling, general and administrative expenses for the first quarter of 2020 were $145.5 million or 12.1% of net sales, a decrease of $7.6 million or 5.0%, compared with $153.1 million or 11.9% of net sales for the first quarter of 2019. Selling, general and administrative expenses decreased primarily due to the decrease in net sales discussed above.
Consolidated operating income was $232.0 million or 19.3% of net sales for the first quarter of 2020, a decrease of $51.3 million or 18.1%, compared with $283.3 million or 22.0% of net sales for the first quarter of 2019. The consolidated operating income margins were negatively impacted by 370 basis points due to the 2020 realignment costs discussed above.
Other income, net was $141.8 million for the first quarter of 2020, compared with $3.7 million of other expense, net for the first quarter of 2019, an increase of $145.5 million. The increase in other income in the first quarter of 2020 was primarily due to the gain on the sale of Reading of $141.0 million as well as lower acquisition-related expenses during the quarter.
The effective tax rate for the first quarter of 2020 was 20.1%, compared with 20.5% for the first quarter of 2019. The lower rate for 2020 reflects the results of tax planning initiatives and lower mix-related
foreign tax expense partially offset by lower year over year tax benefits related to share-based payment transactions. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form
 10-Q.
Net income for the first quarter of 2020 was $280.6 million, an increase of $76.3 million or 37.4%, compared with $204.3 million for the first quarter of 2019.
Diluted earnings per share for the first quarter of 2020 were $1.22, an increase of $0.33 or 37.1%, compared with $0.89 per diluted share for the first quarter of 2019.
Segment Results
EIG’s
net
sales totaled $774.2 million for the first quarter of 2020, a decrease of $32.7 million or 4.1%, compared with $806.9 million for the first quarter of 2019. The net sales decrease was due to a 9% organic sales decline, partially offset by the acquisitions of Gatan and IntelliPower.
EIG’s operating income was $171.3 million for the first quarter of 2020, a decrease of $31.8 million or 15.7%, compared with $203.1 million for the first quarter of 2019. EIG’s decrease in operating income was primarily due to the decrease in sales discussed above as well as the $22.8 million of 2020 realignment costs recorded during the quarter. EIG’s operating margins were 22.1% of net sales for the first quarter of 2020, compared with 25.2% for the first quarter of 2019. EIG’s 2020 operating margins were negatively impacted by 300 basis points due to the 2020 realignment costs discussed above.
EMG’s
net sales totaled $428.0 million for the first quarter of 2020, a decrease of $52.8 million or 11.0%, compared with $480.8 million for the first quarter of 2019. The net sales decrease was due to a 7% organic sales decline, an unfavorable 1% effect of foreign currency translation, a favorable 3% impact from the PDT acquisition as well as an unfavorable 6% impact from the Reading divestiture.
EMG’s operating income was $76.6 million for the first quarter of 2020, a decrease of $22.2 million or 22.5%, compared with $98.8 million for the first quarter of 2019. EMG’s decrease in operating income was primarily due to the decrease in sales discussed above as well as the $20.9 million of 2020 realignment costs recorded during the quarter, partially offset by benefits from the Group’s Operating Excellence initiatives. EMG’s operating margins were 17.9% of net sales for the first quarter of 2020, compared with 20.6% for the first quarter of 2019. EMG’s 2020 operating margins were negatively impacted by 490 basis points due to the 2020 realignment costs discussed above.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $270.8 million for the first three months of 2020, an increase of $74.5 million or 38.0%, compared with $196.3 million for the first three months of 2019. The increase in cash provided by operating activities for the first three months of 2020 was primarily due to reduced investments in working capital.

Free cash flow (cash flow provided by operating activities less capital expenditures) was $253.8 million for the first three months of 2020, compared with $174.8 million for the first three months of 2019. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $439.2 million for the first three months of 2020, compared with $336.7 million for the first three months of 2019. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash provided by investing activities totaled $115.6 million for the first three months of 2020, compared with cash used by investing activities of $17.8 million for the first three months of 2019. Additions to property, plant and equipment totaled $16.9 million for the first three months of 2020, compared with $21.4 million for the first three months of 2019. For the first three months of 2020, the Company paid $116.6 million, net of cash acquired, to acquire IntelliPower in January 2020 and received proceeds of $245.3 million from the sale of its Reading business.
Cash provided by financing activities totaled $486.6 million for the first three months of 2020, compared with cash used by financing activities of $165.9 million for the first three months of 2019. At March 31, 2020, total debt, net was $3,252.6 million, compared with $2,768.7 million at December 31, 2019. For the first three months of 2020, total borrowings increased by $522.3 million, compared with a $156.3 million decrease for the first three months of 2019. At March 31, 2020, the Company had available borrowing capacity of $1,067.3 million under its revolving credit facility, including the $500 million accordion feature.
The
debt-to-capital
ratio was 37.9% at March 31, 2020, compared with 35.1% at December 31, 2019. The net debt-to-capital
ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 27.3% at March 31, 2020, compared with 31.7% at December 31, 2019. The net debt-to-capital
ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first three months of 2020 included cash dividends paid of $41.2 million, compared with $31.8 million for the first three months of 2019. Effective February 12, 2020, the Company’s Board of Directors approved a 29% increase in the quarterly cash dividend on the Company’s common stock to $0.18 per common share from $0.14 per common share. Proceeds from stock option exercises were $7.0 million for the first three months of 2020, compared with $24.9 million for the first three months of 2019.
As a result of all the Company’s cash flow activities for the first three months of 2020, cash and cash equivalents at March 31, 2020 totaled $1,253.4 million, compared with $393.0 million at December 31, 2019. At March 31, 2020, the Company had $303.6 million in cash outside the United States, compared with $357.9 million at December 31, 2019. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Critical Accounting Policies
The Company’s critical accounting policies are detailed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition of its Annual Report on Form
 10-K
for the year ended December 31, 2019. Primary disclosure of the Company’s significant accounting policies is also included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of its Annual Report on Form
 10-K.
Forward-Looking Information
Information contained in this discussion, other than historical information, is considered “forward-looking statements” and is subject to various factors and uncertainties that may cause actual results to differ significantly from expectations. These factors and uncertainties include risks related to the
COVID-19
pandemic and its potential impact on AMETEK’s operations, supply chain, and demand across key end markets; general economic conditions affecting the industries the Company serves; changes in the competitive environment or the effects of competition in the Company’s markets; risks associated with international sales and operations; the Company’s ability to consummate and successfully integrate future acquisitions; the Company’s ability to successfully develop new products, open new facilities or transfer product lines; the price and availability of raw materials; compliance with government regulations, including environmental regulations; and the ability to maintain adequate liquidity and financing sources. A detailed discussion of these and other factors that may affect the Company’s future results is contained in AMETEK’s filings with the U.S. Securities and Exchange Commission, including its most recent reports on Form
 10-K,
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
as of March 31, 2020. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.	Risk Factors
The coronavirus global pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity and ability to consummate future acquisitions.
In March 2020, the World Health Organization declared the current coronavirus
(“COVID-19”)
outbreak to be a global pandemic. The recent outbreak of
COVID-19,
and any other significant outbreak of epidemic, pandemic or contagious disease, could have a negative effect on our ability to operate, results of operations, financial condition, liquidity and ability to consummate future acquisitions. In addition, the outbreak of
COVID-19
has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries and the end markets for many of our products, which could result in an economic downturn that may negatively affect demand for our products. The extent to which
COVID-19
will impact our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.
Our global manufacturing facilities remain open, though a range of external factors related to the pandemic that are not within our control have restricted our ability to keep our manufacturing facilities fully operational. Additionally, while our global supply chains are currently not materially affected, it is unknown whether and to what extent they may be affected if the
COVID-19
pandemic persists for an extended period. Any decline or lower than expected demand in our served markets could diminish demand for our products and services, which would adversely affect our financial condition and results of operations. Moreover, the
COVID-19
pandemic may adversely affect the financial condition of our customers and suppliers in the future or their ability to purchase Company products, may delay customers’ purchasing decisions, result in a shift to lower-priced products or away from discretionary products, and may result in longer payment terms or inability to collect customer payments. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition and ability to consummate future acquisitions.
In compliance with
stay-at-home
orders issued in connection with the
COVID-19
pandemic, a significant subset of our employees have transitioned to working from home. As a result, more of our employees are working from locations where our cybersecurity program may be less effective and IT security may be less robust. This change may create increased vulnerability to cybersecurity incidents, including breaches of information systems security, which could result in a disruption of our operations, customer dissatisfaction, damage to our reputation and a loss of customers or revenues.
If significant portions of our workforce are unable to work effectively, including because of illness, quarantines or absenteeism; government actions; facility closures; work slowdowns or stoppages; limited supplies or resources; or other circumstances related to
COVID-19,
our operations will be further impacted. We may be unable to perform fully on our customer obligations and we may incur liabilities and suffer losses as a result. The continued spread of
COVID-19
may also affect our ability to hire, develop and retain our talented and diverse workforce, and to maintain our corporate culture.
A scarcity of resources or other hardships caused by the
COVID-19
pandemic may result in increased nationalism, protectionism and political tensions which may cause governments and/or other entities to take actions that may have significant negative impact on the Company, its suppliers, and its customers to conduct business in the future. Risks related to consumers and businesses lowering or changing spending, which impact domestic and cross-border spend, are described in our risk factor titled “Foreign and domestic economic, political, legal, compliance and business factors could negatively affect our international sales and operations” in our 2019 Form
10-K.
The duration and intensity of the impact of the
COVID-19
pandemic and the resulting disruption to our operations is uncertain but could have a material impact on our operations, cash flows, and financial condition. While not yet quantifiable, we will continue to assess the financial impact for the full 2020 fiscal year and beyond.
Other than the item listed above, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” filed on the Company’s Annual Report on Form
10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 to January 31, 2020	—	$—	—	$489,125,278
February 1, 2020 to February 29, 2020	612	101.40	612	489,063,223
March 1, 2020 to March 31, 2020	399	97.81	399	489,024,195

Total	1,011	99.98	1,011

(1)	Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

Item 6. Exhibits

Exhibit Number	Description

3.2*	By-Laws of AMETEK, Inc. as amended to and including November 9, 2018

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*	Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc. (Registrant)

By:	/s/ Thomas M. Montgomery
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)
May 5, 2020