Form 10-Q
period 2020-06-30
AMETEK INC/
filed 2020-08-04
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 1-12981
_________________________
AMETEK, Inc.
(Exact name of registrant as specified in its charter)
_________________________
Delaware
(State or other jurisdiction of
incorporation or organization)

1100 Cassatt Road
Berwyn, Pennsylvania
(Address of principal executive offices)
14-1682544
(I.R.S. Employer
Identification No.)

19312-1177
(Zip Code)
Registrant’s telephone number, including area code: (610) 647-2121
_________________________
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
_________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AME	New York Stock Exchange
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 24, 2020 was 229,630,395 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$1,011,922	$1,289,412	$2,214,140	$2,577,103
Cost of sales	669,195	838,153	1,493,842	1,689,460
Selling, general and administrative	115,737	155,849	261,268	308,974
Total operating expenses	784,932	994,002	1,755,110	1,998,434
Operating income	226,990	295,410	459,030	578,669
Interest expense	(22,669)	(21,475)	(45,410)	(44,128)
Other income (expense), net	2,131	(3,336)	143,907	(7,004)
Income before income taxes	206,452	270,599	557,527	527,537
Provision for income taxes	40,235	55,096	110,694	107,766
Net income	$166,217	$215,503	$446,833	$419,771
Basic earnings per share	$0.73	$0.95	$1.95	$1.85
Diluted earnings per share	$0.72	$0.94	$1.94	$1.83
Weighted average common shares outstanding:
Basic shares	229,225	227,577	229,094	227,219
Diluted shares	230,381	229,328	230,626	229,007
Dividends declared and paid per share	$0.18	$0.14	$0.36	$0.28
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total comprehensive income	$183,178	$219,752	$421,195	$435,033
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,130,975	$393,030
Receivables, net	620,160	744,760
Inventories, net	621,518	624,567
Other current assets	144,482	263,414
Total current assets	2,517,135	2,025,771
Property, plant and equipment, net	516,575	548,908
Right of use assets, net	164,216	179,679
Goodwill	4,155,636	4,047,539
Other intangibles, net	2,667,816	2,762,872
Investments and other assets	289,794	279,790
Total assets	$10,311,172	$9,844,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$115,880	$497,449
Accounts payable	337,465	377,219
Customer advanced payments	180,613	156,818
Income taxes payable	37,938	30,292
Accrued liabilities and other	345,557	364,080
Total current liabilities	1,017,453	1,425,858
Long-term debt, net	2,753,254	2,271,292
Deferred income taxes	556,418	536,140
Other long-term liabilities	497,607	495,777
Total liabilities	4,824,732	4,729,067
Stockholders’ equity:
Common stock	2,668	2,662
Capital in excess of par value	860,771	832,821
Retained earnings	6,751,686	6,387,612
Accumulated other comprehensive loss	(558,777)	(533,139)
Treasury stock	(1,569,908)	(1,574,464)
Total stockholders’ equity	5,486,440	5,115,492
Total liabilities and stockholders’ equity	$10,311,172	$9,844,559
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—	$—
Common stock, $0.01 par value
Balance at the beginning of the period	2,664	2,647	2,662	2,640
Shares issued	4	7	6	14
Balance at the end of the period	2,668	2,654	2,668	2,654
Capital in excess of par value
Balance at the beginning of the period	837,755	738,173	832,821	706,743
Issuance of common stock under employee stock plans	11,811	13,277	8,897	37,586
Share-based compensation costs	11,205	8,325	19,053	15,446
Balance at the end of the period	860,771	759,775	860,771	759,775
Retained earnings
Balance at the beginning of the period	6,626,703	5,826,313	6,387,612	5,653,811
Net income	166,217	215,503	446,833	419,771
Cash dividends paid	(41,234)	(31,849)	(82,399)	(63,615)
Adoption of ASU 2016-13	—	—	(360)	—
Other	—	1	—	1
Balance at the end of the period	6,751,686	6,009,968	6,751,686	6,009,968
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(330,530)	(294,082)	(286,248)	(302,138)
Translation adjustments	18,064	(2,789)	(49,025)	6,175
Change in long-term intercompany notes	4,477	3,396	(1,024)	(1,020)
Net investment hedge instruments gain (loss), net of tax of $2,339 and $(220) for the quarter ended June 30, 2020 and 2019 and $(6,778) and $(1,350) for the six months ended June 30, 2020 and 2019, respectively	(7,263)	685	21,045	4,193
Balance at the end of the period	(315,252)	(292,790)	(315,252)	(292,790)
Defined benefit pension plans:
Balance at the beginning of the period	(245,208)	(245,993)	(246,891)	(248,950)
Amortization of net actuarial loss (gain) and other, net of tax of $(531) and $(873) for the quarter ended June 30, 2020 and 2019, and $(1,062) and $(1,746) for the six months ended June 30, 2020 and 2019, respectively	1,683	2,957	3,366	5,914
Balance at the end of the period	(243,525)	(243,036)	(243,525)	(243,036)
Accumulated other comprehensive loss at the end of the period	(558,777)	(535,826)	(558,777)	(535,826)
Treasury stock
Balance at the beginning of the period	(1,565,381)	(1,570,437)	(1,574,464)	(1,570,184)
Issuance of common stock under employee stock plans	(132)	6,832	9,052	6,716
Purchase of treasury stock	(4,395)	(6,185)	(4,496)	(6,322)
Balance at the end of the period	(1,569,908)	(1,569,790)	(1,569,908)	(1,569,790)
Total stockholders’ equity	$5,486,440	$4,666,781	$5,486,440	$4,666,781
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2020	2019
Cash provided by (used for):
Operating activities:
Net income	$446,833	$419,771
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	127,404	114,673
Deferred income taxes	(2,976)	7,347
Share-based compensation expense	19,053	15,446
Gain on sale of business	(141,020)	—
Gain on sale of facilities	(4,592)	(735)
Net change in assets and liabilities, net of acquisitions	145,473	(110,690)
Pension contributions	(3,209)	(1,534)
Other, net	(1,598)	(1,700)
Total operating activities	585,368	442,578
Investing activities:
Additions to property, plant and equipment	(27,017)	(43,278)
Purchases of businesses, net of cash acquired	(116,509)	—
Proceeds from sale of business	245,311	—
Proceeds from sale of facilities	5,463	765
Other, net	(2,457)	2,902
Total investing activities	104,791	(39,611)
Financing activities:
Net change in short-term borrowings	(374,771)	(260,802)
Proceeds from long-term borrowings	500,000	100,000
Repurchases of common stock	(4,496)	(6,322)
Cash dividends paid	(82,399)	(63,615)
Proceeds from stock option exercises	20,676	45,830
Other, net	(2,614)	(6,613)
Total financing activities	56,396	(191,522)
Effect of exchange rate changes on cash and cash equivalents	(8,610)	2,492
Increase in cash and cash equivalents	737,945	213,937
Cash and cash equivalents:
Beginning of period	393,030	353,975
End of period	$1,130,975	$567,912
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

1. Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2020, the consolidated results of its operations for the three and six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission.
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. As a result of market and economic conditions, in accordance with the guidelines set forth in ASC 350 and ASC 360, the Company performed an analysis for potential interim impairment indicators of its intangible and other long-lived assets. As of June 30, 2020, the Company concluded there were no indicators of impairment that resulted in a triggering event to perform an interim test of impairment of goodwill, other indefinite-lived intangibles, or long-lived assets. The Company will continue to monitor its assets for potential impairment through the remainder of 2020.
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
Effective January 1, 2020, the Company adopted ASU No. 2016-13,  Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments  (“ASU 2016-13”), using the modified retrospective transition method. ASU 2016-13  provides guidance on the estimation of current expected credit losses on financial instruments, including trade receivables. ASU 2016-13  requires entities to consider a broad range of information to estimate expected credit losses, including increased forward-looking information, which may result in earlier recognition of losses when compared to prior standards. The adoption of ASU 2016-13  was a decrease to net Accounts Receivable and a decrease to Retained Earnings of $0.4 million. See Note 3 - Revenues, for further discussion.
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
June 30, 2020
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
3. Revenues
The outstanding contract asset and liability accounts were as follows:

	2020	2019
	(In thousands)
Contract assets—January 1	$73,039	$58,266
Contract assets – June 30	67,804	82,063
Change in contract assets – (decrease) increase	(5,235)	23,797
Contract liabilities – January 1	167,306	146,162
Contract liabilities – June 30	199,967	151,447
Change in contract liabilities – increase	(32,661)	(5,285)
Net change	$(37,896)	$18,512
The net change for the six months ended June 30, 2020 was primarily driven by the receipt of advance payments from customers exceeding the recognition of revenue as performance obligations were satisfied prior to billing. For the six months  ended June 30, 2020 and 2019, the Company recognized revenue of $105.3 million and $110.3 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At June 30, 2020 and December 31, 2019, $19.4 million and $10.6 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
Applying the practical expedient available under ASC 606, the remaining performance obligations exceeding one year as of June 30, 2020 and December 31, 2019 were $340.0 million and $233.3 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Information about the Company’s operations in different geographic areas for the three and six months ended June 30, 2020 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

	Three months ended June 30, 2020			Six months ended June 30, 2020
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$338,757	$189,369	$528,126	$745,302	$424,058	$1,169,360
International(1):
United Kingdom	13,427	22,752	36,179	28,220	55,890	84,110
European Union countries	79,901	79,327	159,228	185,577	168,093	353,670
Asia	161,190	47,536	208,726	325,935	91,366	417,301
Other foreign countries	54,607	25,056	79,663	137,073	52,626	189,699
Total international	309,125	174,671	483,796	676,805	367,975	1,044,780
Consolidated net sales	$647,882	$364,040	$1,011,922	$1,422,107	$792,033	$2,214,140
________________
(1) Includes U.S. export sales of $563.1 million and $868.4 million for the three and six months ended June 30, 2020, respectively.
Information about the Company’s operations in different geographic areas for the three and six months ended June 30, 2019 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	Three months ended June 30, 2019			Six months ended June 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$425,543	$250,904	$676,447	$828,935	$511,658	$1,340,593
International(1):
United Kingdom	12,920	32,450	45,370	28,347	66,338	94,685
European Union countries	100,835	103,362	204,197	203,620	209,781	413,401
Asia	185,287	48,577	233,864	379,134	95,688	474,822
Other foreign countries	95,662	33,872	129,534	187,122	66,480	253,602
Total international	394,704	218,261	612,965	798,223	438,287	1,236,510
Consolidated net sales	$820,247	$469,165	$1,289,412	$1,627,158	$949,945	$2,577,103
______________
(1) Includes U.S. export sales of $322.1 million and $647.5 million for the three and six months ended June 30, 2019, respectively.
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended June 30, 2020			Six months ended June 30, 2020
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$483,540	$—	$483,540	$1,031,980	$—	$1,031,980
Aerospace and power	164,342	104,133	268,475	390,127	231,384	621,511
Automation and engineered solutions	—	259,907	259,907	—	560,649	560,649
Consolidated net sales	$647,882	$364,040	$1,011,922	$1,422,107	$792,033	$2,214,140

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)

	Three months ended June 30, 2019			Six months ended June 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$583,938	$—	$583,938	$1,161,278	$—	$1,161,278
Aerospace and power	236,309	120,392	356,701	465,880	239,270	705,150
Automation and engineered solutions	—	348,773	348,773	—	710,675	710,675
Consolidated net sales	$820,247	$469,165	$1,289,412	$1,627,158	$949,945	$2,577,103
Timing of Revenue Recognition

	Three months ended June 30, 2020			Six months ended June 30, 2020
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$525,168	$324,502	$849,670	$1,158,708	$703,561	$1,862,269
Products and services transferred over time	122,714	39,538	162,252	263,399	88,472	351,871
Consolidated net sales	$647,882	$364,040	$1,011,922	$1,422,107	$792,033	$2,214,140

	Three months ended June 30, 2019			Six months ended June 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$654,155	$434,175	$1,088,330	$1,331,988	$869,780	$2,201,768
Products and services transferred over time	166,092	34,990	201,082	295,170	80,165	375,335
Consolidated net sales	$820,247	$469,165	$1,289,412	$1,627,158	$949,945	$2,577,103
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
Changes in the accrued product warranty obligation were as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Balance at the beginning of the period	$27,611	$23,482
Accruals for warranties issued during the period	6,874	8,196
Settlements made during the period	(7,605)	(9,275)
Warranty accruals related to acquired businesses and other during the period	326	(89)
Balance at the end of the period	$27,206	$22,314
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
At June 30, 2020, the Company recorded $620.2 million of accounts and notes receivable, net of allowances of $11.7 million. Changes in the allowance were not material for the three and six months ended June 30, 2020.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Weighted average shares:
Basic shares	229,225	227,577	229,094	227,219
Equity-based compensation plans	1,156	1,751	1,532	1,788
Diluted shares	230,381	229,328	230,626	229,007
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	Fair Value	Fair Value
	(In thousands)
Mutual fund investments	$7,979	$8,390
The fair value of mutual fund investments, which are valued as level 1 investments, was based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the six months ended June 30, 2020 and 2019, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the six months ended June 30, 2020 and 2019.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at June 30, 2020 and December 31, 2019 in the accompanying consolidated balance sheet.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,856,499)	$(3,045,201)	$(2,382,041)	$(2,531,549)
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
Foreign Currency
At June 30, 2020, the Company had a Canadian dollar forward contract for a total notional value of 24.0 million Canadian dollars ($0.1 million fair value unrealized gain at June 30, 2020) and four British Pound forward contracts for a total notional value of 40.0 million British pounds ($0.8 million fair value unrealized gain at June 30, 2020) outstanding. For the six months ended June 30, 2020 and 2019, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as hedges.
6. Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of June 30, 2020, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At June 30, 2020, the Company had $327.8 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At June 30, 2020, the Company had $637.1 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $27.8 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the six months ended June 30, 2020.
7. Inventories, net

	June 30, 2020	December 31, 2019
	(In thousands)
Finished goods and parts	$92,596	$99,773
Work in process	116,336	118,240
Raw materials and purchased parts	412,586	406,554
Total inventories, net	$621,518	$624,567

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)
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
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the six months ended June 30, 2020 and June 30, 2019. The Company's leases have initial lease terms ranging from one month to 14 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease cost	$10,284	$10,038	$20,989	$18,709
Variable lease cost	976	899	2,090	2,530
Total lease cost	$11,260	$10,937	$23,079	$21,239

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)
Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Right of use assets, net	$164,216	$179,679
Lease liabilities included in Accrued Liabilities and other	42,670	43,025
Lease liabilities included in Other long-term liabilities	127,354	142,620
Total lease liabilities	$170,024	$185,645
Supplemental cash flow information and other information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Right-of-use assets obtained in exchange for new operating liabilities	$9,164	$8,634
Weighted-average remaining lease terms—operating leases (years)	5.61	6.06
Weighted-average discount rate—operating leases	3.66%	3.80%
Maturities of lease liabilities as of June 30, 2020 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2020	$25,089
2021	44,197
2022	35,958
2023	27,415
2024	18,079
Thereafter	38,376
Total lease payments	189,114
Less: imputed interest	19,090
$170,024
The Company does not have any significant leases that have not yet commenced.
9. Acquisition and Divestiture
Acquisition
The Company spent $116.5 million in cash, net of cash acquired, to acquire IntelliPower in January 2020. IntelliPower designs and manufactures a broad portfolio of ruggedized solutions including uninterruptible power systems, external battery packs, power distribution units and power conditioners. IntelliPower was privately held and is headquartered in Orange, California. IntelliPower is part of EIG.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)
The following table represents the preliminary allocation of the purchase price for the net assets of the IntelliPower acquisition based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$1.8
Goodwill	54.2
Other intangible assets	59.5
Deferred income taxes	(14.2)
Net working capital and other(1)	15.2
Total cash paid	$116.5
________________
(1)Includes $6.5 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize as IntelliPower’s products and solutions broaden the Company’s differentiated product offerings in the power systems and instruments sectors.
At June 30, 2020, the purchase price allocated to other intangible assets of $59.5 million consists of $9.0 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $50.5 million of other intangible assets consists of $38.0 million of customer relationships, which are being amortized over a period of 20 years, and $12.5 million of purchased technology, which is being amortized over a period of 15 years. Amortization expense for each of the next five years for the 2020 acquisition is expected to approximate $3 million per year.
The Company is in the process of finalizing the measurement of certain tangible assets and liabilities for its 2020 acquisition of IntelliPower, as well as the accounting for income taxes. The Company finalized the measurement of its goodwill and other intangible assets related to its fourth quarter of 2019 acquisition of Gatan, which had no material impact to the Company's Statement of Income.
The IntelliPower acquisition had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and six months ended June 30, 2020. Had the acquisition been made at the beginning of 2020 or 2019, unaudited pro forma net sales, net income and diluted earnings per share for the three and six months ended June 30, 2020 and 2019, respectively, would not have been materially different than the amounts reported.
Divestiture
The Company completed its sale of Reading Alloys to Kymera International in March 2020 for net cash proceeds of $245.3 million. The sale resulted in a pretax gain of $141.0 million, recorded in Other income (expense), net in the Consolidated Statement of Income, and income tax expense of approximately $31.4 million in connection with the sale. Reading Alloys revenue and costs were reported within the EMG segment through the date of sale.
10. Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2019	$2,892.2	$1,155.3	$4,047.5
Goodwill acquired	54.2	—	54.2
Purchase price allocation adjustments and other	75.2	1.1	76.3
Foreign currency translation adjustments	(10.5)	(11.9)	(22.4)
Balance at June 30, 2020	$3,011.1	$1,144.5	$4,155.6

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)
11. Income Taxes
At June 30, 2020, the Company had gross uncertain tax benefits of $117.6 million, of which $71.2 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2019	$109.1
Additions for tax positions	10.1
Reductions for tax positions	(1.6)
Balance at June 30, 2020	$117.6
The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2020 and 2019 were not significant.
The effective tax rate for the three months ended June 30, 2020 was 19.5%, compared with 20.4% for the three months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 was 19.9%, compared with 20.4% for the six months ended June 30, 2019. The lower rate for 2020 reflects the results of tax planning initiatives and lower mix-related foreign tax expense partially offset by lower year over year tax benefits related to share-based payment transactions.

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
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Stock option expense	$3,626	$3,608	$6,999	$6,380
Restricted stock expense	4,586	3,399	8,128	7,117
PRSU expense	2,993	1,318	3,926	1,949
Total pre-tax expense	$11,205	$8,325	$19,053	$15,446
Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Expected volatility	22.2%	19.1%
Expected term (years)	5.0	5.0
Risk-free interest rate	0.52%	2.25%
Expected dividend yield	1.14%	0.66%
Black-Scholes-Merton fair value per stock option granted	$11.01	$16.85
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
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2019	4,303	$62.50
Granted	963	63.37
Exercised	(365)	51.69
Forfeited	(89)	71.22
Outstanding at June 30, 2020	4,812	$59.31	5.9	$125.3
Exercisable at June 30, 2020	2,870	$58.91	4.1	$87.4
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 was $18.8 million. The total fair value of stock options vested during the six months ended June 30, 2020 was $12.9 million. As of June 30, 2020, there was approximately $20.9 million of expected future pre-tax compensation expense related to the 1.9 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2019	561	$72.46
Granted	241	63.69
Vested	(188)	72.15
Forfeited	(30)	76.51
Non-vested restricted stock outstanding at June 30, 2020	584	$68.73
The total fair value of restricted stock vested during the six months ended June 30, 2020 was $13.6 million. As of June 30, 2020, there was approximately $29.3 million of expected future pre-tax compensation expense related to the 0.6 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
In March 2020, the Company granted PRSUs to officers and certain key management-level employees an aggregate target award of approximately 119,000 shares of its common stock. The PRSUs vest over a period up to three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1, 2020 through December 31, 2022. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results, which represents a performance condition. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the probable number of awards to vest at each reporting date. The other half of the PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies, which represents a market condition. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period. Total PRSUs outstanding at June 30, 2020 were approximately 265,000.
13. Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Defined benefit plans:
Service cost	$1,929	$1,702	$3,879	$3,415
Interest cost	5,600	6,740	11,236	13,502
Expected return on plan assets	(13,558)	(13,085)	(27,208)	(26,211)
Amortization of net actuarial loss and other	3,931	4,649	7,907	7,936
Pension (income) expense	(2,098)	6	(4,186)	(1,358)
Other plans:
Defined contribution plans	6,882	8,154	16,907	17,262
Foreign plans and other	1,832	1,543	3,873	3,105
Total other plans	8,714	9,697	20,780	20,367
Total net pension expense	$6,616	$9,703	$16,594	$19,009
For defined benefit plans, the net periodic benefit expense (income), other than the service cost component, is included in “Other income (expense), net” in the consolidated statement of income.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)
For the six months ended June 30, 2020 and 2019, contributions to the Company’s defined benefit pension plans were $3.2 million and $1.5 million, respectively. The Company’s current estimate of 2020 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At June 30, 2020, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at June 30, 2020 and December 31, 2019 were $28.7 million and $28.9 million, respectively, for both non-owned and owned sites. For the six months ended June 30, 2020, the Company recorded $3.3 million in reserves. Additionally, the Company spent $3.1 million on environmental matters and the reserve decreased $0.4 million due to foreign currency translation for the six months ended June 30, 2020. The Company’s reserves for environmental liabilities at June 30, 2020 and December 31, 2019 included reserves of $8.2 million and $9.0 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities.
The Company has agreements with other former owners of certain of its acquired businesses, as well as new owners of previously owned businesses. Under certain of the agreements, the former or new owners retained, or assumed and agreed to

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2020
(Unaudited)
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
15. Realignment Costs
During the six months ended June 30, 2020, the Company recorded pre-tax realignment costs totaling $43.9 million, which had the effect of reducing net income by $33.6 million ($0.15 per diluted share). The realignment costs were reported in the consolidated statement of income as follows: $43.7 million in Cost of sales and $0.2 million in Selling, general and administrative expenses. The realignment costs were reported in segment operating income as follows: $22.8 million in EIG, $20.9 million in EMG.
The realignment actions primarily related to a reduction in workforce and asset write-downs in response to the weak global economy as a result of the COVID-19 pandemic. The realignment activities have been broadly implemented across the Company’s various businesses with substantially all actions expected to be completed by end of 2020.
Accrued liabilities and other in the Company’s consolidated balance sheet included amounts related to the first quarter of 2020 realignment costs as follows (in millions):

Balance at December 31, 2019	$—
Pre-tax charges	43.9
Utilization	(13.9)
Foreign currency translation and other	(0.4)
Balance at June 30, 2020	$29.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net sales:
Electronic Instruments	$647,882	$820,247	$1,422,107	$1,627,158
Electromechanical	364,040	469,165	792,033	949,945
Consolidated net sales	$1,011,922	$1,289,412	$2,214,140	$2,577,103
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$159,593	$212,913	$330,864	$415,997
Electromechanical	84,287	101,065	160,851	199,878
Total segment operating income	243,880	313,978	491,715	615,875
Corporate administrative expenses	(16,890)	(18,568)	(32,685)	(37,206)
Consolidated operating income	226,990	295,410	459,030	578,669
Interest expense	(22,669)	(21,475)	(45,410)	(44,128)
Other income (expense), net	2,131	(3,336)	143,907	(7,004)
Consolidated income before income taxes	$206,452	$270,599	$557,527	$527,537

For the three and six months ended June 30, 2020, the Company was impacted by a weak global economy as a result of the COVID-19 pandemic, discussed below. Contributions from the acquisitions of Pacific Design Technologies, Inc. (“PDT”) in September 2019, Gatan in October 2019, and IntelliPower in January 2020 had a positive impact on second quarter 2020 results. The full year impact of the 2019 and 2020 acquisitions and continued focus on and implementation of Operational Excellence initiatives, including the first quarter 2020 realignment actions, are expected to have a positive impact on the Company’s 2020 results. While we expect benefits from the realignment actions and the recent acquisitions, we anticipate continuing challenges due to uncertain market conditions related to the COVID-19 pandemic throughout the remainder of 2020.
In March 2020, the Company completed the sale of its Reading Alloys business (“Reading”) to Kymera International for net proceeds of $245.3 million in cash. The sale resulted in a pre-tax gain of $141.0 million recorded in other income, net and income tax expense of $31.4 million.

Impact of COVID-19 Pandemic on our Business
In response to the COVID-19 pandemic, the Company has implemented certain health and safety policies to help keep our employees, contractors, customers, and communities safe while continuing to run our facilities, which generally have been considered essential by local governments and public health authorities. In compliance with government protocols, certain of the Company's employees were instructed to work from home until government mandated restrictions allow for a safe return to the workplace. Those working at our sites are required to follow appropriate procedures, including completion of trainings and performance of self- and on-site screenings, as well as adhere to our personal protective equipment, social distancing, and personal hygiene protocols. We are committed to safely maintaining plant operations and focusing on business continuity, while reliably supplying critical products to our customers.

As further discussed below, in the first six months of 2020, the COVID-19 pandemic has resulted in significant economic disruption and we expect it will continue to adversely affect our businesses in 2020. We have experienced increased volatility in demand for some of our products as our customers adapt to the evolving environment. We believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results. We will continue to evaluate the nature and extent of future impacts of the COVID-19 pandemic on our business. See Risk Factors, included in Part II, Item 1A of this Quarterly Report on Form 10-Q, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of operations for the second quarter of 2020 compared with the second quarter of 2019
Net sales for the second quarter of 2020 were $1,011.9 million, a decrease of $277.5 million or 21.5%, compared with net sales of $1,289.4 million for the second quarter of 2019. The decrease in net sales for the second quarter of 2020 was due to a 22% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, an unfavorable 1% effect of foreign currency translation, a favorable 5% increase from acquisitions as well as an unfavorable 3% from the Reading divestiture.
Total international sales for the second quarter of 2020 were $483.8 million or 47.8% of net sales, a decrease of $129.2 million or 21.1%, compared with international sales of $613.0 million or 47.5% of net sales for the second quarter of 2019. The decrease in international sales was primarily driven from lower sales in Europe during the quarter as a result of the COVID-19 pandemic.
Orders for the second quarter of 2020 were $998.0 million, a decrease of $280.1 million or 21.9%, compared with $1,278.1 million for the second quarter of 2019. The decrease in orders for the second quarter of 2020 was due to a 23% organic order decline, a favorable 4% increase from acquisitions as well as an unfavorable 2% impact from the Reading divestiture.
Segment operating income for the second quarter of 2020 was $243.9 million, a decrease of $70.1 million or 22.3%, compared with segment operating income of $314.0 million for the second quarter of 2019. The decrease in segment operating income was primarily due to the lower sales discussed above, partially offset by the benefits of the Company’s Operational Excellence initiatives, including the first quarter of 2020 realignment actions. Segment operating margins, as a percentage of net sales, decreased to 24.1% for the second quarter of 2020, compared with 24.4% for the second quarter of 2019.
Cost of sales for the second quarter of 2020 was $669.2 million or 66.1% of net sales, a decrease of $169.0 million or 20.2%, compared with $838.2 million or 65.0% of net sales for the second quarter of 2019. The cost of sales decrease was primarily due to the net sales decrease discussed above.
Selling, general and administrative expenses for the second quarter of 2020 were $115.7 million or 11.4% of net sales, a decrease of $40.1 million or 25.7%, compared with $155.8 million or 12.1% of net sales for the second quarter of 2019. Selling, general and administrative expenses decreased primarily due to the decrease in net sales discussed above.
Consolidated operating income was $227.0 million or 22.4% of net sales for the second quarter of 2020, a decrease of $68.4 million or 23.2%, compared with $295.4 million or 22.9% of net sales for the second quarter of 2019.
Other income, net was $2.1 million for the second quarter of 2020, compared with $3.3 million of other expense, net for the second quarter of 2019, an increase of $5.4 million. The increase in other income in the second quarter of 2020 was primarily due to higher defined benefit pension income of $1.7 million, and lower acquisition-related expenses during the quarter.
The effective tax rate for the second quarter of 2020 was 19.5%, compared with 20.4% for the second quarter of 2019. The lower rate for 2020 reflects the results of tax planning initiatives and lower mix-related foreign tax expense partially offset by lower year over year tax benefits related to share-based payment transactions. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net income for the second quarter of 2020 was $166.2 million, a decrease of $49.3 million or 22.9%, compared with $215.5 million for the second quarter of 2019.
Diluted earnings per share for the second quarter of 2020 were $0.72, a decrease of $0.22 or 23.4%, compared with $0.94 per diluted share for the second quarter of 2019.
Segment Results
EIG’s net sales totaled $647.9 million for the second quarter of 2020, a decrease of $172.4 million or 21.0%, compared with $820.2 million for the second quarter of 2019. The net sales decrease was due to a 26% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, partially offset by the acquisitions of Gatan and IntelliPower.

EIG’s operating income was $159.6 million for the second quarter of 2020, a decrease of $53.3 million or 25.0%, compared with $212.9 million for the second quarter of 2019. EIG’s decrease in operating income was primarily due to the decrease in sales discussed above. EIG’s operating margins were 24.6% of net sales for the second quarter of 2020, compared with 26.0% for the second quarter of 2019.
EMG’s net sales totaled $364.0 million for the second quarter of 2020, a decrease of $105.2 million or 22.4%, compared with $469.2 million for the second quarter of 2019. The net sales decrease was due to a 16% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, an unfavorable 1% effect of foreign currency translation, a favorable 3% impact from the PDT acquisition as well as an unfavorable 8% impact from the Reading divestiture.
EMG’s operating income was $84.3 million for the second quarter of 2020, a decrease of $16.8 million or 16.6%, compared with $101.1 million for the second quarter of 2019. EMG’s decrease in operating income was primarily due to the decrease in sales discussed above, partially offset by benefits from the Group’s Operating Excellence initiatives. EMG’s operating margins were a record 23.2% of net sales for the second quarter of 2020, compared with 21.5% for the second quarter of 2019. EMG’s 2020 operating margins were positively impacted by the Group's Operating Excellence initiatives, including the first quarter of 2020 realignment actions.
Results of operations for the first six months of 2020 compared with the first six months of 2019
Net sales for the first six months of 2020 were $2,214.1 million, a decrease of $363.0 million or 14.1%, compared with net sales of $2,577.1 million for the first six months of 2019. The decrease in net sales for the first six months of 2020 was due to a 15% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, an unfavorable 1% effect of foreign currency translation, a favorable 5% increase from acquisitions as well as an unfavorable 3% from the Reading divestiture.
Total international sales for the first six months of 2020 were $1,044.8 million or 47.2% of net sales, a decrease of $191.7 million or 15.5%, compared with international sales of $1,236.5 million or 48.0% of net sales for the first six months of 2019. The decrease in international sales was primarily driven from lower sales in Europe and Asia as a result of the COVID-19 pandemic.
Orders for the first six months of 2020 were $2,208.0 million, a decrease of $448.3 million or 16.9%, compared with $2,656.3 million for the first six months of 2019. The decrease in orders for the first six months of 2020 was due to a 16% organic order decline, an unfavorable 1% effect of foreign currency translation, a favorable 4% increase from acquisitions as well as an unfavorable 4% impact from the Reading divestiture.
The Company recorded 2020 realignment costs totaling $43.9 million in the first six months of 2020 (the “2020 realignment costs”). The 2020 realignment costs were composed of $35.5 million in severance costs for a reduction in workforce and $8.4 million of asset write-downs, primarily inventory, in response to the impact of a weak global economy as a result of the COVID-19 pandemic. See Note 15 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
The 2020 realignment costs (in millions) reported in the consolidated statement of income as well as the impact on segment operating margins (in basis points) in the first six months of 2020 are as follows:

	2020
	Realignment Costs	Operating Margins
EIG	$22.8	(160)
EMG	20.9	(260)
Total reported in segment operating income	43.7	(200)
Selling, general and administrative expenses	0.2
Total reported in the consolidated statement of income	$43.9	(200)
The expected annualized cash savings from the 2020 realignment costs is expected to be approximately $86 million, with approximately $33 million expected to be realized in 2020.
Segment operating income for the first six months of 2020 was $491.7 million, a decrease of $124.2 million or 20.2%, compared with segment operating income of $615.9 million for the first six months of 2019. The decrease in segment operating income was primarily due to the lower sales discussed above and the $43.7 million of 2020 realignment costs, partially offset by the benefits of the Company’s Operational Excellence initiatives. Segment operating margins, as a percentage of net sales, decreased to 22.2% for the first six months of 2020, compared with 23.9% for the first six months of 2019. The first six months of 2020 segment operating margins were negatively impacted by 200 basis points due to the 2020 realignment costs discussed above, partially offset by the benefits of the Company’s Operational Excellence initiatives.
Cost of sales for the first six months of 2020 was $1,493.8 million or 67.5% of net sales, a decrease of $195.7 million or 11.6%, compared with $1,689.5 million or 65.6% of net sales for the first six months of 2019. The cost of sales decrease was primarily due to the net sales decrease discussed above partially offset by the increase from the 2020 realignment costs discussed above.
Selling, general and administrative expenses for the first six months of 2020 were $261.3 million or 11.8% of net sales, a decrease of $47.7 million or 15.4%, compared with $309.0 million or 12.0% of net sales for the first six months of 2019. Selling, general and administrative expenses decreased primarily due to the decrease in net sales discussed above.
Consolidated operating income was $459.0 million or 20.7% of net sales for the first six months of 2020, a decrease of $119.7 million or 20.7%, compared with $578.7 million or 22.5% of net sales for the first six months of 2019. The consolidated operating income margins were negatively impacted by 200 basis points due to the 2020 realignment costs discussed above, partially offset by the benefits of the Company's Operational Excellence initiatives.
Other income, net was $143.9 million for the first six months of 2020, compared with $7.0 million of other expense, net for the first six months of 2019, an increase of $150.9 million. The increase in other income in the first six months of 2020 was primarily due to the gain on the sale of Reading of $141.0 million, higher defined benefit pension income of $3.2 million, and lower acquisition-related expenses.
The effective tax rate for the first six months of 2020 was 19.9%, compared with 20.4% for the first six months of 2019. The lower rate for 2020 reflects the results of tax planning initiatives and lower mix-related foreign tax expense partially offset by lower year over year tax benefits related to share-based payment transactions. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net income for the first six months of 2020 was $446.8 million, an increase of $27.0 million or 6.4%, compared with $419.8 million for the first six months of 2019.
Diluted earnings per share for the first six months of 2020 were $1.94, an increase of $0.11 or 6.0%, compared with $1.83 per diluted share for the first six months of 2019.
Segment Results
EIG’s net sales totaled $1,422.1 million for the first six months of 2020, a decrease of $205.1 million or 12.6%, compared with $1,627.2 million for the first six months of 2019. The net sales decrease was due to a 17% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, partially offset by the acquisitions of Gatan and IntelliPower.
EIG’s operating income was $330.9 million for the first six months of 2020, a decrease of $85.1 million or 20.5%, compared with $416.0 million for the first six months of 2019. EIG’s decrease in operating income was primarily due to the decrease in sales discussed above as well as the $22.8 million of 2020 realignment costs. EIG’s operating margins were 23.3% of net sales for the first six months of 2020, compared with 25.6% for the first six months of 2019. EIG’s 2020 operating margins were negatively impacted by 160 basis points due to the 2020 realignment costs discussed above.
EMG’s net sales totaled $792.0 million for the first six months of 2020, a decrease of $157.9 million or 16.6%, compared with $949.9 million for the first six months of 2019. The net sales decrease was due to an 12% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, an unfavorable 1% effect of foreign currency translation, a favorable 3% impact from the PDT acquisition as well as an unfavorable 7% impact from the Reading divestiture.
EMG’s operating income was $160.9 million for the first six months of 2020, a decrease of $39.0 million or 19.5%, compared with $199.9 million for the first six months of 2019. EMG’s decrease in operating income was primarily due to the decrease in sales discussed above as well as the $20.9 million of 2020 realignment costs, partially offset by benefits from the Group’s Operating Excellence initiatives. EMG’s operating margins were 20.3% of net sales for the first six months of 2020, compared with 21.0% for the first six months of 2019. EMG’s 2020 operating margins were negatively impacted by 260 basis points due to the 2020 realignment costs discussed above.

Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $585.4 million for the first six months of 2020, an increase of $142.8 million or 32.3%, compared with $442.6 million for the first six months of 2019. The increase in cash provided by operating activities for the first six months of 2020 was primarily due to reduced investments in working capital.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $558.4 million for the first six months of 2020, compared with $399.3 million for the first six months of 2019. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $728.9 million for the first six months of 2020, compared with $685.3 million for the first six months of 2019. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash provided by investing activities totaled $104.8 million for the first six months of 2020, compared with cash used by investing activities of $39.6 million for the first six months of 2019. Additions to property, plant and equipment totaled $27.0 million for the first six months of 2020, compared with $43.3 million for the first six months of 2019. For the first six months of 2020, the Company paid $116.5 million, net of cash acquired, to acquire IntelliPower in January 2020 and received proceeds of $245.3 million from the sale of its Reading business.
Cash provided by financing activities totaled $56.4 million for the first six months of 2020, compared with cash used by financing activities of $191.5 million for the first six months of 2019. At June 30, 2020, total debt, net was $2,869.1 million, compared with $2,768.7 million at December 31, 2019. For the first six months of 2020, total borrowings increased by $125.2 million, compared with a $160.8 million decrease for the first six months of 2019. At June 30, 2020, the Company had available borrowing capacity of $1,464.1 million under its revolving credit facility, including the $500 million accordion feature.
The debt-to-capital ratio was 34.3% at June 30, 2020, compared with 35.1% at December 31, 2019. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 24.1% at June 30, 2020, compared with 31.7% at December 31, 2019. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first six months of 2020 included cash dividends paid of $82.4 million, compared with $63.6 million for the first six months of 2019. Effective February 12, 2020, the Company’s Board of Directors approved a 29% increase in the quarterly cash dividend on the Company’s common stock to $0.18 per common share from $0.14 per common share. Proceeds from stock option exercises were $20.7 million for the first six months of 2020, compared with $45.8 million for the first six months of 2019.
As a result of all the Company’s cash flow activities for the first six months of 2020, cash and cash equivalents at June 30, 2020 totaled $1,131.0 million, compared with $393.0 million at December 31, 2019. At June 30, 2020, the Company had $294.5 million in cash outside the United States, compared with $357.9 million at December 31, 2019. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
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
Forward-Looking Information
Information contained in this discussion, other than historical information, is considered “forward-looking statements” and is subject to various factors and uncertainties that may cause actual results to differ significantly from expectations. These factors and uncertainties include risks related to the COVID-19 pandemic and its potential impact on AMETEK’s operations, supply chain, and demand across key end markets; general economic conditions affecting the industries the Company serves; changes in the competitive environment or the effects of competition in the Company’s markets; risks associated with international sales and operations; the Company’s ability to consummate and successfully integrate future acquisitions; the

Company’s ability to successfully develop new products, open new facilities or transfer product lines; the price and availability of raw materials; compliance with government regulations, including environmental regulations; and the ability to maintain adequate liquidity and financing sources. A detailed discussion of these and other factors that may affect the Company’s future results is contained in AMETEK’s filings with the U.S. Securities and Exchange Commission, including its most recent reports on Form 10-K,10-Q and 8-K.AMETEK disclaims any intention or obligation to update or revise any forward-looking statements, unless required by the securities laws to do so.

Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2020. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our global manufacturing facilities remain open with a focus on safety protocols, though a range of external factors related to the pandemic that are not within our control have restricted our ability to keep our manufacturing facilities fully operational. Additionally, while our global supply chains are currently not materially affected, it is unknown whether and to what extent they may be affected if the COVID-19 pandemic persists for an extended period. Any decline or lower than expected demand in our served markets could diminish demand for our products and services, which would adversely affect our financial condition and results of operations. Moreover, the COVID-19 pandemic may adversely affect the financial condition of our customers and suppliers in the future or their ability to purchase Company products, may delay customers’ purchasing decisions, result in a shift to lower-priced products or away from discretionary products, and may result in longer payment terms or inability to collect customer payments. These issues may also materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition and ability to consummate future acquisitions.
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
The duration and intensity of the impact of the COVID-19 pandemic and the resulting disruption to our operations is uncertain but could have a material impact on our operations, cash flows, financial condition and ability to consummate future acquisitions. While not yet quantifiable, we will continue to assess the financial impact for the full 2020 fiscal year and beyond. Other than the item listed above, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. “Risk Factors” filed on the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the six months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2020 to April 30, 2020	—	$—	—	$489,024,195
May 1, 2020 to May 31, 2020	52,592	83.57	52,592	484,628,926
June 1, 2020 to June 30, 2020	—	—	—	484,628,926
Total	52,592	83.57	52,592
________________
(1) Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

Item 6. Exhibits

Exhibit Number	Description

10.1*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award for Chief Executive Officer

10.2*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award

10.3*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Chief Executive Officer

10.4*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Non-Employee Directors

10.5*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award

10.6*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award for Chief Executive Officer

10.7*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
________________
* Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

	By:	/s/ THOMAS M. MONTGOMERY
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)
August 4, 2020