Form 10-Q
period 2020-09-30
AMETEK INC/
filed 2020-10-29
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 23, 2020 was 230,064,856 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,126,942	$1,276,633	$3,341,082	$3,853,736
Cost of sales	732,705	823,262	2,226,547	2,512,722
Selling, general and administrative	123,496	152,315	384,764	461,289
Total operating expenses	856,201	975,577	2,611,311	2,974,011
Operating income	270,741	301,056	729,771	879,725
Interest expense	(21,187)	(21,308)	(66,597)	(65,436)
Other (expense) income, net	(1,479)	(5,517)	142,428	(12,521)
Income before income taxes	248,075	274,231	805,602	801,768
Provision for income taxes	43,494	53,482	154,188	161,248
Net income	$204,581	$220,749	$651,414	$640,520
Basic earnings per share	$0.89	$0.97	$2.84	$2.82
Diluted earnings per share	$0.88	$0.96	$2.82	$2.79
Weighted average common shares outstanding:
Basic shares	229,576	228,041	229,254	227,493
Diluted shares	231,460	229,560	230,904	229,191
Dividends declared and paid per share	$0.18	$0.14	$0.54	$0.42
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total comprehensive income	$229,713	$198,102	$650,908	$633,135
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,304,838	$393,030
Receivables, net	614,773	744,760
Inventories, net	584,753	624,567
Other current assets	138,654	263,414
Total current assets	2,643,018	2,025,771
Property, plant and equipment, net	508,645	548,908
Right of use assets, net	166,728	179,679
Goodwill	4,188,754	4,047,539
Other intangibles, net	2,644,404	2,762,872
Investments and other assets	281,837	279,790
Total assets	$10,433,386	$9,844,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$505,030	$497,449
Accounts payable	324,837	377,219
Customer advanced payments	175,834	156,818
Income taxes payable	40,771	30,292
Accrued liabilities and other	357,022	364,080
Total current liabilities	1,403,494	1,425,858
Long-term debt, net	2,295,810	2,271,292
Deferred income taxes	541,516	536,140
Other long-term liabilities	488,374	495,777
Total liabilities	4,729,194	4,729,067
Stockholders’ equity:
Common stock	2,671	2,662
Capital in excess of par value	890,585	832,821
Retained earnings	6,914,976	6,387,612
Accumulated other comprehensive loss	(533,645)	(533,139)
Treasury stock	(1,570,395)	(1,574,464)
Total stockholders’ equity	5,704,192	5,115,492
Total liabilities and stockholders’ equity	$10,433,386	$9,844,559
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—	$—
Common stock, $0.01 par value
Balance at the beginning of the period	2,668	2,654	2,662	2,640
Shares issued	3	3	9	17
Balance at the end of the period	2,671	2,657	2,671	2,657
Capital in excess of par value
Balance at the beginning of the period	860,771	759,775	832,821	706,743
Issuance of common stock under employee stock plans	18,989	19,347	27,886	56,933
Share-based compensation costs	10,825	13,558	29,878	29,004
Balance at the end of the period	890,585	792,680	890,585	792,680
Retained earnings
Balance at the beginning of the period	6,751,686	6,009,968	6,387,612	5,653,811
Net income	204,581	220,749	651,414	640,520
Cash dividends paid	(41,291)	(31,883)	(123,690)	(95,498)
Adoption of ASU 2016-13	—	—	(360)	—
Other	—	2	—	3
Balance at the end of the period	6,914,976	6,198,836	6,914,976	6,198,836
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(315,252)	(292,790)	(286,248)	(302,138)
Translation adjustments	46,922	(44,543)	(2,103)	(38,368)
Change in long-term intercompany notes	9,003	(11,292)	7,979	(12,312)
Net investment hedge instruments gain (loss), net of tax of $10,459 and $(9,736) for the quarter ended September 30, 2020 and 2019 and $3,681 and $(11,086) for the nine months ended September 30, 2020 and 2019, respectively	(32,476)	30,231	(11,431)	34,424
Balance at the end of the period	(291,803)	(318,394)	(291,803)	(318,394)
Defined benefit pension plans:
Balance at the beginning of the period	(243,525)	(243,036)	(246,891)	(248,950)
Amortization of net actuarial loss (gain) and other, net of tax of $(531) and $(873) for the quarter ended September 30, 2020 and 2019, and $(1,593) and $(2,620) for the nine months ended September 30, 2020 and 2019, respectively	1,683	2,957	5,049	8,871
Balance at the end of the period	(241,842)	(240,079)	(241,842)	(240,079)
Accumulated other comprehensive loss at the end of the period	(533,645)	(558,473)	(533,645)	(558,473)
Treasury stock
Balance at the beginning of the period	(1,569,908)	(1,569,790)	(1,574,464)	(1,570,184)
Issuance of common stock under employee stock plans	(414)	346	8,638	7,062
Purchase of treasury stock	(73)	(291)	(4,569)	(6,613)
Balance at the end of the period	(1,570,395)	(1,569,735)	(1,570,395)	(1,569,735)
Total stockholders’ equity	$5,704,192	$4,865,965	$5,704,192	$4,865,965
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2020	2019
Cash provided by (used for):
Operating activities:
Net income	$651,414	$640,520
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	190,398	169,935
Deferred income taxes	(4,532)	13,397
Share-based compensation expense	29,878	29,004
Gain on sale of business	(141,020)	—
Gain on sale of facilities	(7,523)	(4,529)
Net change in assets and liabilities, net of acquisitions	176,743	(82,604)
Pension contributions	(5,110)	(2,505)
Other, net	4,850	8,996
Total operating activities	895,098	772,214
Investing activities:
Additions to property, plant and equipment	(37,164)	(61,525)
Purchases of businesses, net of cash acquired	(116,509)	(122,149)
Proceeds from sale of business	245,311	—
Proceeds from sale of facilities	9,508	8,263
Other, net	(2,457)	2,059
Total investing activities	98,689	(173,352)
Financing activities:
Net change in short-term borrowings	109,997	(258,211)
Proceeds from long-term borrowings	—	100,000
Repayments of long-term borrowings	(102,947)	—
Repurchases of common stock	(4,569)	(6,613)
Cash dividends paid	(123,690)	(95,498)
Proceeds from stock option exercises	39,880	59,645
Other, net	(3,389)	(7,249)
Total financing activities	(84,718)	(207,926)
Effect of exchange rate changes on cash and cash equivalents	2,739	(9,535)
Increase in cash and cash equivalents	911,808	381,401
Cash and cash equivalents:
Beginning of period	393,030	353,975
End of period	$1,304,838	$735,376
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2020
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2020, the consolidated results of its operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the U.S. Securities and Exchange Commission.
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic. As a result of market and economic conditions, in accordance with the guidelines set forth in ASC 350 and ASC 360, the Company performed an analysis for potential interim impairment indicators of its intangible and other long-lived assets. As of September 30, 2020, the Company concluded there were no indicators of impairment that resulted in a triggering event to perform an interim test of impairment of goodwill, other indefinite-lived intangibles, or long-lived assets.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles–Goodwill and Other–Internal-Use Software (“ASU 2018-15”), that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC Topic 350, Intangibles–Goodwill and Other. ASU 2018-15 requires a customer to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The Company prospectively adopted ASU 2018-15, effective January 1, 2020, and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2020
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
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2020	2019
	(In thousands)
Contract assets—January 1	$73,039	$58,266
Contract assets – September 30	68,157	78,010
Change in contract assets – (decrease) increase	(4,882)	19,744
Contract liabilities – January 1	167,306	146,162
Contract liabilities – September 30	198,660	152,897
Change in contract liabilities – increase	(31,354)	(6,735)
Net change	$(36,236)	$13,009
The net change for the nine months ended September 30, 2020 was primarily driven by the receipt of advance payments from customers exceeding the recognition of revenue as performance obligations were satisfied. For the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $120.6 million and $123.6 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At September 30, 2020 and December 31, 2019, $22.9 million and $10.6 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
Applying the practical expedient available under ASC 606, the remaining performance obligations exceeding one year as of September 30, 2020 and December 31, 2019 were $322.0 million and $233.3 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Information about the Company’s operations in different geographic areas for the three and nine months ended September 30, 2020 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2020
(Unaudited)

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$379,744	$198,440	$578,184	$1,125,046	$622,498	$1,747,544
International(1):
United Kingdom	11,488	28,657	40,145	39,708	84,547	124,255
European Union countries	97,028	78,851	175,879	282,605	246,944	529,549
Asia	188,254	47,496	235,750	514,189	138,862	653,051
Other foreign countries	71,858	25,126	96,984	208,931	77,752	286,683
Total international	368,628	180,130	548,758	1,045,433	548,105	1,593,538
Consolidated net sales	$748,372	$378,570	$1,126,942	$2,170,479	$1,170,603	$3,341,082
________________
(1)    Includes U.S. export sales of $303.2 million and $866.3 million for the three and nine months ended September 30, 2020, respectively.
Information about the Company’s operations in different geographic areas for the three and nine months ended September 30, 2019 is shown below. Net sales were attributed to geographic areas based on the location of the customer.

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$421,629	$252,343	$673,972	$1,250,564	$764,001	$2,014,565
International(1):
United Kingdom	19,538	34,319	53,857	47,885	100,657	148,542
European Union countries	99,180	98,357	197,537	302,800	308,138	610,938
Asia	190,419	46,347	236,766	569,553	142,035	711,588
Other foreign countries	84,786	29,715	114,501	271,908	96,195	368,103
Total international	393,923	208,738	602,661	1,192,146	647,025	1,839,171
Consolidated net sales	$815,552	$461,081	$1,276,633	$2,442,710	$1,411,026	$3,853,736
______________
(1)    Includes U.S. export sales of $317.6 million and $965.1 million for the three and nine months ended September 30, 2019, respectively.
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$557,570	$—	$557,570	$1,589,550	$—	$1,589,550
Aerospace and power	190,802	116,126	306,928	580,929	347,510	928,439
Automation and engineered solutions	—	262,444	262,444	—	823,093	823,093
Consolidated net sales	$748,372	$378,570	$1,126,942	$2,170,479	$1,170,603	$3,341,082

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2020
(Unaudited)

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$586,430	$—	$586,430	$1,747,708	$—	$1,747,708
Aerospace and power	229,122	123,228	352,350	695,002	362,498	1,057,500
Automation and engineered solutions	—	337,853	337,853	—	1,048,528	1,048,528
Consolidated net sales	$815,552	$461,081	$1,276,633	$2,442,710	$1,411,026	$3,853,736
Timing of Revenue Recognition

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$603,602	$346,237	$949,839	$1,762,310	$1,049,798	$2,812,108
Products and services transferred over time	144,770	32,333	177,103	408,169	120,805	528,974
Consolidated net sales	$748,372	$378,570	$1,126,942	$2,170,479	$1,170,603	$3,341,082

	Three months ended September 30, 2019			Nine months ended September 30, 2019
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$652,950	$416,280	$1,069,230	$1,984,938	$1,286,060	$3,270,998
Products and services transferred over time	162,602	44,801	207,403	457,772	124,966	582,738
Consolidated net sales	$815,552	$461,081	$1,276,633	$2,442,710	$1,411,026	$3,853,736
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
Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Balance at the beginning of the period	$27,611	$23,482
Accruals for warranties issued during the period	9,766	14,342
Settlements made during the period	(11,513)	(13,335)
Warranty accruals related to acquired businesses and other during the period	2,594	617
Balance at the end of the period	$28,458	$25,106
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
At September 30, 2020, the Company recorded $614.8 million of accounts and notes receivable, net of allowances of $12.6 million. Changes in the allowance were not material for the three and nine months ended September 30, 2020.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2020
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Weighted average shares:
Basic shares	229,576	228,041	229,254	227,493
Equity-based compensation plans	1,884	1,519	1,650	1,698
Diluted shares	231,460	229,560	230,904	229,191
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	Fair Value	Fair Value
	(In thousands)
Mutual fund investments	$8,177	$8,390
The fair value of mutual fund investments, which are valued as level 1 investments, was based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the nine months ended September 30, 2020 and 2019, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2020 and 2019.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at September 30, 2020 and December 31, 2019 in the accompanying consolidated balance sheet.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2020
(Unaudited)
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,299,924)	$(2,492,828)	$(2,382,041)	$(2,531,549)
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
Foreign Currency
At September 30, 2020, the Company had a Canadian dollar forward contract for a total notional value of 24.0 million Canadian dollars and an immaterial unrealized gain outstanding. For the nine months ended September 30, 2020 and 2019, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as hedges.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2020, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At September 30, 2020, the Company had $290.7 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At September 30, 2020, the Company had $670.8 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $15.1 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2020.
7.    Inventories, net

	September 30, 2020	December 31, 2019
	(In thousands)
Finished goods and parts	$83,093	$99,773
Work in process	110,593	118,240
Raw materials and purchased parts	391,067	406,554
Total inventories, net	$584,753	$624,567

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2020
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
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the nine months ended September 30, 2020 and September 30, 2019. The Company's leases have initial lease terms ranging from one month to 14 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Operating lease cost	$10,715	$10,500	$31,704	$29,209
Variable lease cost	1,611	543	3,701	3,073
Total lease cost	$12,326	$11,043	$35,405	$32,282

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2020
(Unaudited)
Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Right of use assets, net	$166,728	$179,679
Lease liabilities included in Accrued Liabilities and other	43,219	43,025
Lease liabilities included in Other long-term liabilities	129,286	142,620
Total lease liabilities	$172,505	$185,645
Supplemental cash flow information and other information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Right-of-use assets obtained in exchange for new operating liabilities	$25,981	$12,952
Weighted-average remaining lease terms—operating leases (years)	5.56	5.93
Weighted-average discount rate—operating leases	3.56%	3.81%
Maturities of lease liabilities as of September 30, 2020 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2020	$12,793
2021	46,702
2022	38,489
2023	29,394
2024	19,764
Thereafter	42,595
Total lease payments	189,737
Less: imputed interest	17,232
$172,505
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2020
(Unaudited)
The following table represents the allocation of the purchase price for the net assets of the IntelliPower acquisition based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$1.8
Goodwill	58.0
Other intangible assets	59.5
Deferred income taxes	(13.1)
Net working capital and other(1)	10.3
Total cash paid	$116.5
________________
(1)Includes $6.4 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize as IntelliPower’s products and solutions broaden the Company’s differentiated product offerings in the power systems and instruments sectors.
At September 30, 2020, the purchase price allocated to other intangible assets of $59.5 million consists of $9.0 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $50.5 million of other intangible assets consists of $38.0 million of customer relationships, which are being amortized over a period of 20 years, and $12.5 million of purchased technology, which is being amortized over a period of 15 years. Amortization expense for each of the next five years for the 2020 acquisition is expected to approximate $3 million per year.
The Company finalized the measurement of certain tangible assets and liabilities for its 2020 acquisition of IntelliPower, as well as the accounting for income taxes. The Company finalized the measurement of its goodwill and other intangible assets related to its fourth quarter of 2019 acquisition of Gatan, which had no material impact to the Company's Statement of Income.
The IntelliPower acquisition had an immaterial impact on reported net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2020. Had the acquisition been made at the beginning of 2020 or 2019, unaudited pro forma net sales, net income and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, respectively, would not have been materially different than the amounts reported.
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
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2019	$2,892.2	$1,155.3	$4,047.5
Goodwill acquired	58.0	—	58.0
Purchase price allocation adjustments and other	75.2	(0.2)	75.0
Foreign currency translation adjustments	5.3	3.0	8.3
Balance at September 30, 2020	$3,030.7	$1,158.1	$4,188.8

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2020
(Unaudited)
11.    Income Taxes
At September 30, 2020, the Company had gross uncertain tax benefits of $95.1 million, of which $56.8 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2019	$109.1
Additions for tax positions	15.3
Reductions for tax positions	(29.3)
Balance at September 30, 2020	$95.1
The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2020 and 2019 were not significant.
The effective tax rate for the three months ended September 30, 2020 was 17.5%, compared with 19.5% for the three months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 was 19.1%, compared with 20.1% for the nine months ended September 30, 2019. The lower rate for 2020 reflects the results of tax planning initiatives and lower overall foreign tax expense partially offset by lower year over year tax benefits related to share-based payment transactions.

12.    Debt
In the third quarter of 2020, the Company paid in full, at maturity, an 80 million British pound ($102.9 million) in aggregate principal amount 4.68% senior note.

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
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Stock option expense	$3,331	$3,214	$10,330	$9,594
Restricted stock expense	4,537	3,995	12,665	11,112
PRSU expense	2,957	6,349	6,883	8,298
Total pre-tax expense	$10,825	$13,558	$29,878	$29,004
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

The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Expected volatility	22.2%	19.1%
Expected term (years)	5.0	5.0
Risk-free interest rate	0.52%	2.25%
Expected dividend yield	1.14%	0.66%
Black-Scholes-Merton fair value per stock option granted	$11.01	$16.85
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
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2019	4,303	$62.50
Granted	963	63.37
Exercised	(697)	53.71
Forfeited	(114)	71.27
Outstanding at September 30, 2020	4,455	$63.84	5.8	$158.4
Exercisable at September 30, 2020	2,540	$59.31	4.0	$101.8
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 was $37.4 million. The total fair value of stock options vested during the nine months ended September 30, 2020 was $12.9 million. As of September 30, 2020, there was approximately $17.4 million of expected future pre-tax compensation expense related to the 1.9 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
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

The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2019	561	$72.46
Granted	242	63.79
Vested	(191)	72.21
Forfeited	(36)	75.28
Non-vested restricted stock outstanding at September 30, 2020	576	$68.72
The total fair value of restricted stock vested during the nine months ended September 30, 2020 was $13.8 million. As of September 30, 2020, there was approximately $24.6 million of expected future pre-tax compensation expense related to the 0.6 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
In March 2020, the Company granted PRSUs to officers and certain key management-level employees an aggregate target award of approximately 119,000 shares of its common stock. The PRSUs vest over a period up to three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1, 2020 through December 31, 2022. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results, which represents a performance condition. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the probable number of awards to vest at each reporting date. The other half of the PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies, which represents a market condition. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period. Total PRSUs outstanding at September 30, 2020 were approximately 264,000.
14.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Defined benefit plans:
Service cost	$1,979	$1,678	$5,858	$5,093
Interest cost	5,657	6,677	16,893	20,179
Expected return on plan assets	(13,681)	(13,061)	(40,889)	(39,272)
Amortization of net actuarial loss and other	4,008	3,902	11,915	11,838
Pension income	(2,037)	(804)	(6,223)	(2,162)
Other plans:
Defined contribution plans	7,068	7,614	23,975	24,876
Foreign plans and other	1,934	3,816	5,807	6,921
Total other plans	9,002	11,430	29,782	31,797
Total net pension expense	$6,965	$10,626	$23,559	$29,635
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.

For the nine months ended September 30, 2020 and 2019, contributions to the Company’s defined benefit pension plans were $5.1 million and $2.5 million, respectively. The Company’s current estimate of 2020 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2020, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at September 30, 2020 and December 31, 2019 were $30.3 million and $28.9 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2020, the Company recorded $6.0 million in reserves. Additionally, the Company spent $4.5 million on environmental matters and the reserve decreased $0.1 million due to foreign currency translation for the nine months ended September 30, 2020. The Company’s reserves for environmental liabilities at September 30, 2020 and December 31, 2019 included reserves of $7.8 million and $9.0 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities.
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
16.    Realignment Costs
During the nine months ended September 30, 2020, the Company recorded pre-tax realignment costs totaling $43.9 million, which had the effect of reducing net income by $33.6 million ($0.15 per diluted share). The realignment costs were reported in the consolidated statement of income as follows: $43.7 million in Cost of sales and $0.2 million in Selling, general and administrative expenses. The realignment costs were reported in segment operating income as follows: $22.8 million in EIG, $20.9 million in EMG.
The realignment actions primarily related to a reduction in workforce and asset write-downs, primarily inventory, in response to the weak global economy as a result of the COVID-19 pandemic. The realignment activities have been broadly implemented across the Company’s various businesses with substantially all actions expected to be completed by end of 2020.
Accrued liabilities and other in the Company’s consolidated balance sheet included amounts related to the first quarter of 2020 realignment costs as follows (in millions):

Balance at December 31, 2019	$—
Pre-tax charges	43.9
Utilization	(19.0)
Balance at September 30, 2020	$24.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net sales:
Electronic Instruments	$748,372	$815,552	$2,170,479	$2,442,710
Electromechanical	378,570	461,081	1,170,603	1,411,026
Consolidated net sales	$1,126,942	$1,276,633	$3,341,082	$3,853,736
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$203,749	$219,451	$534,613	$635,448
Electromechanical	84,303	103,451	245,154	303,329
Total segment operating income	288,052	322,902	779,767	938,777
Corporate administrative expenses	(17,311)	(21,846)	(49,996)	(59,052)
Consolidated operating income	270,741	301,056	729,771	879,725
Interest expense	(21,187)	(21,308)	(66,597)	(65,436)
Other income (expense), net	(1,479)	(5,517)	142,428	(12,521)
Consolidated income before income taxes	$248,075	$274,231	$805,602	$801,768

For the three and nine months ended September 30, 2020, the Company was impacted by a weak global economy as a result of the COVID-19 pandemic, discussed below. Contributions from the acquisitions of Pacific Design Technologies, Inc. (“PDT”) in September 2019, Gatan in October 2019, and IntelliPower in January 2020 had a positive impact on third quarter 2020 results. The full year impact of the 2019 and 2020 acquisitions and a continued focus on and implementation of Operational Excellence initiatives, including the first quarter 2020 realignment actions which have, or are expected to continue to have, a positive impact on the Company’s 2020 results. While we expect benefits from the realignment actions and the recent acquisitions, we anticipate continuing challenges due to uncertain market conditions related to the COVID-19 pandemic throughout the fourth quarter of 2020.
In March 2020, the Company completed the sale of its Reading Alloys business (“Reading”) to Kymera International for net proceeds of $245.3 million in cash. The sale resulted in a pre-tax gain of $141.0 million recorded in other income, net and income tax expense of $31.4 million.

Impact of COVID-19 Pandemic on our Business
Our top priority during this pandemic is the health and safety of our employees. All of our manufacturing locations remain operational with enhanced safety measures to help keep our employees, contractors, customers, and communities safe. In compliance with government protocols, certain of the Company's employees were instructed to work from home until government mandated restrictions allow for a safe return to the workplace. Those working at our sites are required to follow appropriate procedures, including completion of trainings and performance of self- and on-site screenings, as well as adhere to our personal protective equipment, social distancing, and personal hygiene protocols. We are committed to safely maintaining plant operations and focusing on business continuity, while reliably supplying critical products to our customers.
As further discussed below, in the first nine months of 2020, the COVID-19 pandemic has resulted in significant economic disruption and we expect it will continue to adversely affect our businesses through the fourth quarter of 2020. We continue to experience volatility in demand for some of our products as our customers adapt to the evolving environment. Our financial position remains strong, however, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the resources to meet our future needs. We believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results. We will continue to evaluate the nature and extent of future impacts of the COVID-19 pandemic on our business. See Risk Factors, included in Part II, Item 1A of this Quarterly Report on Form 10-Q, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Results of operations for the third quarter of 2020 compared with the third quarter of 2019
Net sales for the third quarter of 2020 were $1,126.9 million, a decrease of $149.7 million or 11.7%, compared with net sales of $1,276.6 million for the third quarter of 2019. The decrease in net sales for the third quarter of 2020 was due to a 14% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, a favorable 1% effect of foreign currency translation, a favorable 5% increase from acquisitions as well as an unfavorable 3% from the Reading divestiture.
Total international sales for the third quarter of 2020 were $548.8 million or 48.7% of net sales, a decrease of $53.9 million or 8.9%, compared with international sales of $602.7 million or 47.2% of net sales for the third quarter of 2019. The decrease in international sales was primarily driven from lower sales in Europe during the quarter as a result of the COVID-19 pandemic.
Orders for the third quarter of 2020 were $1,135.5 million, a decrease of $92.2 million or 7.5%, compared with $1,227.7 million for the third quarter of 2019. The decrease in orders for the third quarter of 2020 was due to a 12% organic order decline, a favorable 4% effect of foreign currency translation, a favorable 2% increase from acquisitions as well as an unfavorable 2% impact from the Reading divestiture.
Segment operating income for the third quarter of 2020 was $288.1 million, a decrease of $34.8 million or 10.8%, compared with segment operating income of $322.9 million for the third quarter of 2019. The decrease in segment operating income was primarily due to the lower sales discussed above, partially offset by the benefits of the Company’s Operational Excellence initiatives, including the first quarter of 2020 realignment actions. Segment operating margins, as a percentage of net sales, increased to 25.6% for the third quarter of 2020, compared with 25.3% for the third quarter of 2019.
Cost of sales for the third quarter of 2020 was $732.7 million or 65.0% of net sales, a decrease of $90.6 million or 11.0%, compared with $823.3 million or 64.5% of net sales for the third quarter of 2019. The cost of sales decrease was primarily due to the net sales decrease discussed above.
Selling, general and administrative expenses for the third quarter of 2020 were $123.5 million or 11.0% of net sales, a decrease of $28.8 million or 18.9%, compared with $152.3 million or 11.9% of net sales for the third quarter of 2019. Selling, general and administrative expenses decreased primarily due to the decrease in net sales discussed above as well as lower discretionary spending as a result of the COVID-19 pandemic.
Consolidated operating income was $270.7 million or a record 24.0% of net sales for the third quarter of 2020, a decrease of $30.4 million or 10.1%, compared with $301.1 million or 23.6% of net sales for the third quarter of 2019.
Other expense, net was $1.5 million for the third quarter of 2020, compared with $5.5 million of other expense, net for the third quarter of 2019, a decrease of $4.0 million. The decrease in other expense in the third quarter of 2020 was primarily due to lower acquisition-related expenses during the quarter.
The effective tax rate for the third quarter of 2020 was 17.5%, compared with 19.5% for the third quarter of 2019. The lower rate for 2020 reflects the lower overall foreign tax expense and a year over year improved adjustment for finalization of the Federal income tax return. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net income for the third quarter of 2020 was $204.6 million, a decrease of $16.1 million or 7.3%, compared with $220.7 million for the third quarter of 2019.
Diluted earnings per share for the third quarter of 2020 were $0.88, a decrease of $0.08 or 8.3%, compared with $0.96 per diluted share for the third quarter of 2019.
Segment Results
EIG’s net sales totaled $748.4 million for the third quarter of 2020, a decrease of $67.2 million or 8.2%, compared with $815.6 million for the third quarter of 2019. The net sales decrease was due to a 15% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, partially offset by a favorable 6% impact from the acquisitions of Gatan and IntelliPower and a favorable 1% effect of foreign currency translation.
EIG’s operating income was $203.7 million for the third quarter of 2020, a decrease of $15.8 million or 7.2%, compared with $219.5 million for the third quarter of 2019. EIG’s decrease in operating income was primarily due to the decrease in sales discussed above, partially offset by benefits from the Group's Operating Excellence initiatives. EIG’s operating margins were 27.2% of net sales for the third quarter of 2020, compared with 26.9% for the third quarter of 2019.
EMG’s net sales totaled $378.6 million for the third quarter of 2020, a decrease of $82.5 million or 17.9%, compared with $461.1 million for the third quarter of 2019. The net sales decrease was due to a 13% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, a favorable 1% effect of foreign currency translation, a favorable 2% impact from the PDT acquisition as well as an unfavorable 8% impact from the Reading divestiture.
EMG’s operating income was $84.3 million for the third quarter of 2020, a decrease of $19.2 million or 18.5%, compared with $103.5 million for the third quarter of 2019. EMG’s decrease in operating income was primarily due to the decrease in sales discussed above, partially offset by benefits from the Group’s Operating Excellence initiatives. EMG’s operating margins were 22.3% of net sales for the third quarter of 2020, compared with 22.4% for the third quarter of 2019.
Results of operations for the first nine months of 2020 compared with the first nine months of 2019
Net sales for the first nine months of 2020 were $3,341.1 million, a decrease of $512.6 million or 13.3%, compared with net sales of $3,853.7 million for the first nine months of 2019. The decrease in net sales for the first nine months of 2020 was due to a 15% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, a favorable 5% increase from acquisitions as well as an unfavorable 3% from the Reading divestiture.
Total international sales for the first nine months of 2020 were $1,593.5 million or 47.7% of net sales, a decrease of $245.7 million or 13.4%, compared with international sales of $1,839.2 million or 47.7% of net sales for the first nine months of 2019. The decrease in international sales was primarily driven by lower sales in Europe and Asia as a result of the COVID-19 pandemic.
Orders for the first nine months of 2020 were $3,343.6 million, a decrease of $540.4 million or 13.9%, compared with $3,884.0 million for the first nine months of 2019. The decrease in orders for the first nine months of 2020 was due to a 15% organic order decline, a favorable 1% effect of foreign currency translation, a favorable 3% increase from acquisitions as well as an unfavorable 3% impact from the Reading divestiture.
The Company recorded 2020 realignment costs totaling $43.9 million in the first nine months of 2020 (the “2020 realignment costs”). The 2020 realignment costs were composed of $35.5 million in severance costs for a reduction in workforce and $8.4 million of asset write-downs, primarily inventory, in response to the impact of a weak global economy as a result of the COVID-19 pandemic. See Note 16 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.
The 2020 realignment costs (in millions) reported in the consolidated statement of income as well as the impact on segment operating margins (in basis points) in the first nine months of 2020 are as follows:

	2020
	Realignment Costs	Operating Margins
EIG	$22.8	(110)
EMG	20.9	(180)
Total reported in segment operating income	43.7	(130)
Selling, general and administrative expenses	0.2
Total reported in the consolidated statement of income	$43.9	(140)
The expected annualized cash savings from the 2020 realignment costs is expected to be approximately $86 million, with approximately $33 million expected to be realized in 2020.
Segment operating income for the first nine months of 2020 was $779.8 million, a decrease of $159.0 million or 16.9%, compared with segment operating income of $938.8 million for the first nine months of 2019. The decrease in segment operating income was primarily due to the lower sales discussed above and the $43.7 million of 2020 realignment costs, partially offset by the benefits of the Company’s Operational Excellence initiatives. Segment operating margins, as a percentage of net sales, decreased to 23.3% for the first nine months of 2020, compared with 24.4% for the first nine months of 2019. The first nine months of 2020 segment operating margins were negatively impacted by 130 basis points due to the 2020 realignment costs discussed above, partially offset by the benefits of the Company’s Operational Excellence initiatives.
Cost of sales for the first nine months of 2020 was $2,226.5 million or 66.6% of net sales, a decrease of $286.2 million or 11.4%, compared with $2,512.7 million or 65.2% of net sales for the first nine months of 2019. The cost of sales decrease was primarily due to the net sales decrease discussed above, partially offset by the increase from the 2020 realignment costs discussed above.
Selling, general and administrative expenses for the first nine months of 2020 were $384.8 million or 11.5% of net sales, a decrease of $76.5 million or 16.6%, compared with $461.3 million or 12.0% of net sales for the first nine months of 2019. Selling, general and administrative expenses decreased primarily due to the decrease in net sales discussed above as well as lower discretionary spending as a result of the COVID-19 pandemic.
Consolidated operating income was $729.8 million or 21.8% of net sales for the first nine months of 2020, a decrease of $149.9 million or 17.0%, compared with $879.7 million or 22.8% of net sales for the first nine months of 2019. The consolidated operating income margins were negatively impacted by 140 basis points due to the 2020 realignment costs discussed above, partially offset by the benefits of the Company's Operational Excellence initiatives.
Other income, net was $142.4 million for the first nine months of 2020, compared with $12.5 million of other expense, net for the first nine months of 2019, an increase of $154.9 million. The increase in other income in the first nine months of 2020 was primarily due to the gain on the sale of Reading of $141.0 million, higher defined benefit pension income of $4.9 million, and lower acquisition-related expenses.
The effective tax rate for the first nine months of 2020 was 19.1%, compared with 20.1% for the first nine months of 2019. The lower rate for 2020 reflects the results of tax planning initiatives and lower overall foreign tax expense partially offset by lower year over year tax benefits related to share-based payment transactions. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net income for the first nine months of 2020 was $651.4 million, an increase of $10.9 million or 1.7%, compared with $640.5 million for the first nine months of 2019.
Diluted earnings per share for the first nine months of 2020 were $2.82, an increase of $0.03 or 1.1%, compared with $2.79 per diluted share for the first nine months of 2019.
Segment Results
EIG’s net sales totaled $2,170.5 million for the first nine months of 2020, a decrease of $272.2 million or 11.1%, compared with $2,442.7 million for the first nine months of 2019. The net sales decrease was due to a 17% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, partially offset by the acquisitions of Gatan and IntelliPower.
EIG’s operating income was $534.6 million for the first nine months of 2020, a decrease of $100.8 million or 15.9%, compared with $635.4 million for the first nine months of 2019. EIG’s decrease in operating income was primarily due to the decrease in sales discussed above as well as the $22.8 million of 2020 realignment costs. EIG’s operating margins were 24.6% of net sales for the first nine months of 2020, compared with 26.0% for the first nine months of 2019. EIG’s 2020 operating margins were negatively impacted by 110 basis points due to the 2020 realignment costs discussed above.
EMG’s net sales totaled $1,170.6 million for the first nine months of 2020, a decrease of $240.4 million or 17.0%, compared with $1,411.0 million for the first nine months of 2019. The net sales decrease was due to an 12% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, a favorable 3% impact from the PDT acquisition as well as an unfavorable 8% impact from the Reading divestiture.
EMG’s operating income was $245.2 million for the first nine months of 2020, a decrease of $58.1 million or 19.2%, compared with $303.3 million for the first nine months of 2019. EMG’s decrease in operating income was primarily due to the decrease in sales discussed above as well as the $20.9 million of 2020 realignment costs, partially offset by benefits from the Group’s Operating Excellence initiatives. EMG’s operating margins were 20.9% of net sales for the first nine months of 2020, compared with 21.5% for the first nine months of 2019. EMG’s 2020 operating margins were negatively impacted by 180 basis points due to the 2020 realignment costs discussed above.

Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $895.1 million for the first nine months of 2020, an increase of $122.9 million or 15.9%, compared with $772.2 million for the first nine months of 2019. The increase in cash provided by operating activities for the first nine months of 2020 was primarily due to strong working capital management.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $857.9 million for the first nine months of 2020, compared with $710.7 million for the first nine months of 2019. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,060.9 million for the first nine months of 2020, compared with $1,034.5 million for the first nine months of 2019. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash provided by investing activities totaled $98.7 million for the first nine months of 2020, compared with cash used by investing activities of $173.4 million for the first nine months of 2019. Additions to property, plant and equipment totaled $37.2 million for the first nine months of 2020, compared with $61.5 million for the first nine months of 2019. For the first nine months of 2020, the Company paid $116.5 million, net of cash acquired, to acquire IntelliPower in January 2020 and received proceeds of $245.3 million from the sale of its Reading business.
Cash used by financing activities totaled $84.7 million for the first nine months of 2020, compared with $207.9 million for the first nine months of 2019. At September 30, 2020, total debt, net was $2,800.8 million, compared with $2,768.7 million at December 31, 2019. For the first nine months of 2020, total borrowings increased by $7.1 million, compared with a $158.2 million decrease for the first nine months of 2019. At September 30, 2020, the Company had available borrowing capacity of $1,468.5 million under its revolving credit facility, including the $500 million accordion feature.
In the third quarter of 2020, an 80 million British pound ($102.9 million) 4.68% senior note matured and was paid. The debt-to-capital ratio was 32.9% at September 30, 2020, compared with 35.1% at December 31, 2019. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 20.8% at September 30, 2020, compared with 31.7% at December 31, 2019. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first nine months of 2020 included cash dividends paid of $123.7 million, compared with $95.5 million for the first nine months of 2019. Effective February 12, 2020, the Company’s Board of Directors approved a 29% increase in the quarterly cash dividend on the Company’s common stock to $0.18 per common share from $0.14 per common share. Proceeds from stock option exercises were $39.9 million for the first nine months of 2020, compared with $59.6 million for the first nine months of 2019.
As a result of all the Company’s cash flow activities for the first nine months of 2020, cash and cash equivalents at September 30, 2020 totaled $1,304.8 million, compared with $393.0 million at December 31, 2019. At September 30, 2020, the Company had $320.7 million in cash outside the United States, compared with $357.9 million at December 31, 2019. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
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

Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2020. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors
The coronavirus global pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity and ability to consummate future acquisitions.
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The recent outbreak of COVID-19, and any other significant outbreak of epidemic, pandemic or contagious disease, could have a negative effect on our ability to operate, results of operations, financial condition, liquidity and ability to consummate future acquisitions. In addition, the outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries and the end markets for many of our products, which could result in an economic downturn that may negatively affect demand for our products. The extent to which COVID-19 will impact our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.
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
If significant portions of our workforce are unable to work effectively, including because of illness, quarantines or absenteeism; government actions; facility closures; work slowdowns or stoppages; limited supplies or resources; or other circumstances related to COVID-19, our operations will be further impacted. We may be unable to perform fully on our customer obligations and we may incur liabilities and suffer losses as a result. The continued spread of COVID-19 may also affect our ability to hire, develop and retain our talented and diverse workforce, and our ability in short periods to fully maintain and support our corporate culture.
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
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2020 to July 31, 2020	—	$—	—	$484,628,926
August 1, 2020 to August 31, 2020	764	94.95	764	484,556,384
September 1, 2020 to September 30, 2020	—	—	—	484,556,384
Total	764	94.95	764
________________
(1)    Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

	By:	/s/ THOMAS M. MONTGOMERY
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)
October 29, 2020