Form 10-K
period 2020-12-31
AMETEK INC/
filed 2021-02-18
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-12981
_____________________
AMETEK, Inc.
(Exact name of registrant as specified in its charter)
_____________________
Delaware
(State or other jurisdiction of
incorporation or organization)
1100 Cassatt Road
Berwyn, Pennsylvania
(Address of principal executive offices)
14-1682544
(I.R.S. Employer
Identification No.)
19312-1177
(Zip Code)
Registrant’s telephone number, including area code: (610) 647-2121
Securities registered pursuant to Section 12(b) of the Act:
Title of each class
Common Stock, $0.01 Par Value (voting)
Trading symbol(s)
AME
Name of each exchange on which registered
New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_____________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20.5 billion as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s Common Stock outstanding as of January 29, 2021 was 230,563,891.
Documents Incorporated by Reference
Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 6, 2021.

AMETEK, Inc.
2020 Form 10-K Annual Report

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
Competitive Strengths
Management believes AMETEK has significant competitive advantages that help strengthen and sustain its market positions. Those advantages include:
Significant Market Share.    AMETEK maintains significant market share in a number of targeted niche markets through its ability to produce and deliver high-quality, differentiated products at competitive prices. EIG has significant market positions in niche segments of the process, power and industrial, and aerospace markets. EMG holds significant positions in niche segments of the aerospace and defense, automation and medical markets.
Technological and Development Capabilities.    AMETEK believes it has certain technological advantages over its competitors that allow it to maintain its leading market positions. Historically, it has demonstrated an ability to develop innovative new products and solutions that anticipate customer needs. It has consistently added to its investment in research, development and engineering, and improved its new product development efforts with the adoption of Design for Six Sigma and Value Analysis/Value Engineering methodologies. These have improved the pace and quality of product innovation and resulted in the introduction of a steady stream of new products across all of AMETEK’s businesses.
Efficient and Flexible Manufacturing Operations.    Through its Operational Excellence initiatives, AMETEK has established a lean and flexible manufacturing platform for its businesses. In its effort to achieve best-cost manufacturing, AMETEK had plants, as of December 31, 2020, in Brazil, China, the Czech Republic, Malaysia, Mexico, and Serbia. These plants offer proximity to customers and provide opportunities for increasing international sales. Acquisitions also have allowed AMETEK to achieve operating synergies by consolidating operations, product lines and distribution channels, benefiting both of AMETEK’s operating groups.
Experienced Management Team.    Another component of AMETEK’s success is the strength of its management team and that team’s commitment to improving Company performance. AMETEK senior management has extensive industry experience and an average of approximately 28 years of AMETEK service. The management team is focused on delivering strong, consistent and profitable growth, and growing shareholder value. Individual performance is tied to financial results through Company-established stock ownership guidelines and equity incentive programs.
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
Strategic Acquisitions.    Acquisitions are a key to achieving the goals of the AMETEK Growth Model. Since the beginning of 2016 through December 31, 2020, AMETEK has completed 17 acquisitions with annualized sales totaling approximately $1.0 billion, including one acquisition in 2020. AMETEK targets companies that offer compelling strategic, technical and cultural fit. It seeks to acquire businesses in adjacent markets with complementary products and technologies. It also looks for businesses that provide attractive growth opportunities, often in new and emerging markets. Through these and prior acquisitions, AMETEK’s management team has developed considerable skill in identifying, acquiring and integrating new businesses. As it has executed its acquisition strategy, AMETEK’s mix of businesses has shifted toward those that are more highly differentiated and, therefore, offer better opportunities for growth and profitability.
Global & Market Expansion.    AMETEK has historically experienced growth outside the United States, reflecting an expanding international customer base, investments in its global infrastructure and the attractive growth potential of its businesses in overseas markets. While Europe remains its largest overseas market, AMETEK has pursued growth opportunities worldwide, especially in key emerging markets. It has grown sales in Latin America and Asia by strategically building, acquiring and expanding manufacturing facilities. AMETEK also has expanded its sales, service, and engineering capabilities globally. Recently acquired businesses have further added to AMETEK’s international presence.
New Products.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has maintained a consistent investment in new product development and engineering. AMETEK's businesses help solve our customers' most complex challenges with differentiated technology solutions. In 2020, AMETEK added to its highly differentiated product portfolio with a range of new products across many of its businesses.
AMETEK focuses on cash generation and capital deployment  AMETEK generates strong cash flow given its asset-light business model and strong operational execution. This cash flow supports AMETEK’s capital deployment strategy with its primary focus on strategic, value-enhancing acquisitions. We are committed to paying a modest quarterly dividend.

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
EIG is a leader in many of the specialized markets it serves. Products supplied to these markets include process control instruments for the life sciences, pharmaceutical, semiconductor, automation, food and beverage, oil and gas, and petrochemical industries. It provides a growing range of instruments to the research and laboratory equipment, ultra precision manufacturing, medical, and test and measurement markets. It is a leader in power quality monitoring and metering, uninterruptible power systems, programmable power equipment, electromagnetic compatibility (“EMC”) test equipment, sensors for gas turbines, dashboard instruments for heavy trucks, and instrumentation and controls for the food and beverage industries. It supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.
In 2020, 49% of EIG’s net sales were to customers outside the United States. At December 31, 2020, EIG employed approximately 9,300 people, of whom approximately 900 were covered by collective bargaining agreements. At December 31, 2020, EIG had operating facilities in the United States, the United Kingdom, Germany, Canada, China, Denmark, Finland, France, Switzerland, Argentina, Austria and Mexico. EIG also shares operating facilities with EMG in Brazil, China and Mexico.
Process and Analytical Instrumentation Markets and Products
Process and analytical instrumentation sales represented 73% of EIG’s 2020 net sales. These businesses include process analyzers, emission monitors and spectrometers; elemental and surface analysis instruments; level, pressure and temperature sensors and transmitters; radiation measurement devices; level measurement devices; precision manufacturing systems; materials- and force-testing instruments; contact and non-contact metrology products; and clinical and educational communication solutions. Among the industries it serves are power generation; pharmaceutical manufacturing; medical and healthcare; water and waste treatment; semiconductor manufacturing; natural gas distribution; and oil, gas, and petrochemical refining. Its instruments are used for precision measurement in a number of applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultraprecise manufacturing, and test and measurement.
Acquired in October 2019, Gatan is a leading manufacturer of instrumentation and software used to enhance and extend the operation and performance of electron microscopes. Gatan’s differentiated technology solutions, premier brand and leadership positions in growth markets complements the Company’s existing portfolio of specialized offerings in high-end analytical instrumentation.
Aerospace and Power Instrumentation Markets and Products
Aerospace and Power Instrumentation sales represented 27% of EIG’s 2020 net sales. These businesses produce a wide array of instrumentation, systems and sensors for applications in the aerospace, power and industrial markets.
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
Acquired in January 2020, IntelliPower is a leading provider of high-reliability, ruggedized uninterruptible power systems serving a wide range of defense and industrial applications.
Customers
EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 7% of EIG’s 2020 net sales were made to its five largest customers. No single customer comprises more than 5% of net sales.
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
In 2020, 47% of EMG’s net sales were to customers outside the United States. At December 31, 2020, EMG employed approximately 6,900 people, of whom approximately 1,700 were covered by collective bargaining agreements. At December 31, 2020, EMG had operating facilities in the United States, the United Kingdom, China, Germany, France, Italy, Mexico, Serbia, Brazil, the Czech Republic, Malaysia and Taiwan.

Automation and Engineered Solutions Markets and Products
Automation and Engineered Solution sales represented 70% of EMG’s 2020 net sales. These businesses produce precision motion control solutions, brushless motors, blowers and pumps, heat exchangers and other electromechanical systems. These products are used in a wide variety of automation applications, semiconductor equipment, medical equipment and power industries among others. Additionally, these businesses produce specialty motors which are used in a wide range of products, such as household, commercial and personal care appliances, fitness equipment, food and beverage machines, hydraulic pumps and industrial blowers.
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
Aerospace Markets and Products
Aerospace sales represented 30% of EMG’s 2020 net sales. These businesses produce motor-blower systems and heat exchangers used in thermal management and other applications on a variety of military and commercial aircraft and military ground vehicles. In addition, these businesses provide the commercial and military aerospace industry with third-party MRO services on a global basis with facilities in the United States, Europe and Asia.
Acquired in September 2019, Pacific Design Technologies, Inc. ("PDT") designs and manufactures a complete range of custom-engineered, liquid cooling systems and components used in a broad set of current and next-generation commercial aerospace, defense and space platforms. PDT enhances the Company’s position in the aerospace and defense sectors with its innovative technology and differentiated solutions in thermal management systems.
Customers
EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 10% of EMG’s 2020 net sales were made to its five largest customers. No single customer comprises greater than 5% of net sales.
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
Environmental and Other Governmental Regulation
AMETEK's operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges, waste management and workplace safety. The Company uses, generates and disposes of hazardous substances and waste in its operations and could be subject to material liabilities relating to the investigation and clean-up of contaminated properties and related claims. The Company is required to conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. In connection with acquisitions, the Company will assess potential material environmental liabilities, and determine regulatory and fiduciary obligations during the course of the due diligence process. In addition, new laws and regulations, the discovery of previously unknown contamination or the imposition of new requirements could increase our costs or subject us to new or increased liabilities.
Information with respect to environmental matters is set forth in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Human Capital Management
As a global organization, AMETEK has seen firsthand that the innovation needed to solve our customers’ biggest challenges can only come from employees that are fully engaged, committed, and have diverse perspectives and backgrounds. Our Board regularly receives updates and presentations on key culture topics, including environmental, social and governance compliance, diversity and inclusion, and employee development and succession.
Our executive management team reviews the key talent across our company annually and assesses the adequacy of talent to meet business challenges and future growth needs. A major area of focus is a review of diversity and inclusion improvement efforts. We have a Women’s Business Council and an African American Business Council, both of which drive initiatives focused on mentorship, education, and career guidance. Diverse candidate slates are required for external salaried openings, including executive management and Board appointments, where at least one diverse candidate is interviewed.

We have a longstanding commitment to responsible corporate conduct. Each employee is provided with annual performance goals which are reviewed in a performance review with their manager. Employee feedback is actively encouraged through an open-door policy for all managers, regular town hall/all hands meetings, executive presentations with Q&A sessions, a regular CEO podcast for all employees, and a Hotline that can be used to report complaints.
Additionally, we strive to protect health and safety in every aspect of our enterprise – from the way we design, manufacture, and deliver our products to the way our customers use them. We continue to drive towards our goal of zero lost-time work incidents. Our 2020 lost-time incident rate was the lowest ever and we continue to enhance our safety initiatives as each facility is tasked with identifying opportunities for additional safety measures. Businesses with zero incidents share best practices and ensure ongoing training to maintain their safety excellence. In addition to our Environmental Health, and Safety facility audits, our facilities’ activities include safety committees, continual training, documented self-audits, and behavior-based safety observations and feedback.
At December 31, 2020, AMETEK employed approximately 16,500 people at its EIG, EMG and corporate operations, of whom approximately 2,600 employees were covered by collective bargaining agreements.
Available Information
AMETEK’s annual report on Form  10-K, quarterly reports on Form  10-Q, current reports on Form  8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com in the “Investors – Financial Information” section as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. All reports filed with the Securities Exchange Commission can also be viewed on their website at www.sec.gov. AMETEK has posted in the “Investors – Governance” section of its website its corporate governance guidelines, Board committee charters, codes of ethics, and social and environmental policies. Those documents also are available free of charge in published form to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 1100 Cassatt Road, Berwyn, Pennsylvania, 19312.
Item 1A.    Risk Factors
You should consider carefully the following risk factors and all other information contained in this Annual Report on Form 10-K and the documents we incorporate by reference in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Operations
The coronavirus global pandemic could have a material adverse effect on our ability to operate, results of operations, financial condition, liquidity and ability to consummate future acquisitions.
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. The outbreak of COVID-19, and any other significant outbreak of epidemic, pandemic or contagious disease, could have a negative effect on our ability to operate, results of operations, financial condition, liquidity and ability to consummate future acquisitions. In addition, the outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries and the end markets for many of our products, which could result in an economic downturn that may negatively affect demand for our products. The extent to which COVID-19 will impact our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

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
A scarcity of resources or other hardships caused by the COVID-19 pandemic may result in increased nationalism, protectionism and political tensions which may cause governments and/or other entities to take actions that may have significant negative impact on the Company, its suppliers, and its customers to conduct business in the future. Risks related to consumers and businesses lowering or changing spending, which impact domestic and cross-border spend, are described in our risk factor titled “Foreign and domestic economic, political, legal, compliance and business factors could negatively affect our international sales and operations”.
The duration and intensity of the impact of the COVID-19 pandemic and the resulting disruption to our operations is uncertain but could have a material impact on our operations, cash flows, financial condition and ability to consummate future acquisitions. We will continue to assess the financial impact of the pandemic on our business.
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
International sales for 2020 and 2019 represented 48.7% and 48.0% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. As of December 31, 2020, we have manufacturing operations in 17 countries outside the United States, with significant operations in China, the Czech Republic, Germany, Mexico, Serbia and the United Kingdom. A disruption of our ability to obtain a supply of goods from these countries or a change in the cost to purchase, manufacture, or distribute these products could have an adverse effect on our sales and operations. International sales and operations are subject to the customary risks of operating in an international environment, including:
•Imposition of trade or foreign exchange restrictions, including in the United States;
•Overlap of different tax structures;
•Unexpected changes in regulatory requirements, including in the United States;
•Trade protection measures, such as the imposition of or increase in tariffs and other trade barriers, including in the United States;
•The difficulty and/or costs of designing and implementing an effective control environment across diverse regions and employee bases;
•Restrictions on currency repatriation;
•General economic conditions;
•Unstable political situations and social unrest, both internationally and in the United States;
•Nationalization of assets; and
•Compliance with a wide variety of international and U.S. laws and regulatory requirements.
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
We rely on information technology systems, some of which are managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, other business partners and patients), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). These systems, products and services may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Further, given a significant subset of our employees have transitioned to working from home, disaster recovery may take longer to complete.
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
Risks Related to Our Acquisitions
Our growth strategy includes strategic acquisitions. We may not be able to consummate future acquisitions or successfully integrate recent and future acquisitions.
A portion of our growth has been attributed to acquisitions of strategic businesses. Since the beginning of 2016, through December 31, 2020, we have completed 17 acquisitions. We plan to continue making strategic acquisitions to enhance our global market position and broaden our product offerings. Although we have been successful with our acquisition strategy in the past, our ability to successfully effectuate acquisitions will be dependent upon a number of factors, including:
•Our ability to identify acceptable acquisition candidates;
•The impact of increased competition for acquisitions, which may increase acquisition costs, affect our ability to consummate acquisitions on favorable terms, and result in us assuming a greater portion of the seller’s liabilities;
•Successfully integrating acquired businesses, including integrating the management, technological and operational processes, procedures and controls of the acquired businesses with those of our existing operations;
•Adequate financing for acquisitions being available on terms acceptable to us;
•Unexpected losses of key employees, customers and suppliers of acquired businesses;

•Mitigating assumed, contingent and unknown liabilities; and
•Challenges in managing the increased scope, geographic diversity and complexity of our operations.
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
Risks Related to Our Financial Condition
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
Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2020, goodwill and other intangible assets, net of accumulated amortization, totaled $6,848.6 million or 66% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
At December 31, 2020, the Company conducted business from office and operating facilities at owned and leased locations throughout the United States and select global markets. The Company’s leases a facility in Berwyn, Pennsylvania for its corporate headquarters.
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
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 29, 2021, there were approximately 1,800 holders of record of the Company’s common stock.
Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.
Under its share repurchase program, the Company repurchased approximately 55,000 shares of its common stock for $4.7 million in 2020 and approximately 133,000 shares of its common stock for $11.9 million in 2019.
Issuer Purchases of Equity Securities
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2020:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2020 to October 31, 2020	—	$—	—	$484,556,384
November 1, 2020 to November 30, 2020	1,013	114.17	1,013	484,440,732
December 1, 2020 to December 31, 2020	—	—	—	484,440,732
Total	1,013	114.17	1,013
_____________________
(1)Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)Consists of the number of shares purchased pursuant to the Company’s Board of Directors $500 million authorization for the repurchase of its common stock announced in February 2019. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Securities Authorized for Issuance Under Equity Compensation Plan Information
The following table sets forth information as of December 31, 2020 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,950,093	$65.16	11,084,782
Equity compensation plans not approved by security holders	—	—	—
Total	3,950,093	65.16	11,084,782

Stock Performance Graph
The following graph and accompanying table compare the cumulative total stockholder return for AMETEK over the last five years ended December 31, 2020 with total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and S&P Industrials. AMETEK’s stock price is a component of both indices. The performance graph and table assume a $100 investment made on December 31, 2015 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
AMETEK, Inc.
S&P 500
S&P Industrials

	December 31,
	2015	2016	2017	2018	2019	2020
AMETEK, Inc.	$100.00	$91.37	$137.04	$128.96	$191.21	$233.72
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P Industrials	100.00	118.86	143.86	124.74	161.38	179.23

Item 6.    Selected Financial Data
The following financial information for the five years ended December 31, 2020, has been derived from the Company’s consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	2020	2019	2018	2017	2016
		(In millions, except per share amounts)
Consolidated Operating Results (Year Ended December 31):
Net sales	$4,540.0	$5,158.6	$4,845.9	$4,300.2	$3,840.1
Operating income	$1,027.9	$1,177.4	$1,075.5	$903.6	$791.0
Net income	$872.4	$861.3	$777.9	$681.5	$512.2
Earnings per share:
Basic	$3.80	$3.78	$3.37	$2.96	$2.20
Diluted	$3.77	$3.75	$3.34	$2.94	$2.19
Dividends declared and paid per share	$0.72	$0.56	$0.56	$0.36	$0.36
Performance Measures and Other Data:
Operating income — Return on net sales	22.6%	22.8%	22.2%	21.0%	20.6%
— Return on average total assets	10.2%	12.7%	13.1%	12.1%	11.5%
Net income — Return on average total capital	11.4%	11.7%	11.9%	11.6%	9.5%
— Return on average stockholders’ equity	16.8%	18.4%	18.8%	18.7%	15.7%
EBITDA(1)	$1,421.6	$1,388.3	$1,267.7	$1,076.0	$966.0
Ratio of EBITDA to interest expense(1)	16.5x	15.7x	15.4x	11.0x	10.2x
Depreciation and amortization	$255.3	$234.0	$199.5	$183.2	$179.7
Cash provided by operating activities	$1,281.0	$1,114.4	$925.5	$833.3	$756.8
Free cash flow(2)	$1,206.8	$1,012.1	$843.4	$758.2	$693.5
Consolidated Financial Position (At December 31):
Current assets	$2,522.5	$2,025.8	$1,836.1	$1,934.7	$1,928.2
Current liabilities	$1,075.9	$1,425.9	$1,258.7	$1,138.7	$924.4
Total debt, net	$2,413.7	$2,768.7	$2,632.7	$2,174.3	$2,341.6
Stockholders’ equity	$5,949.3	$5,115.5	$4,241.9	$4,027.6	$3,256.5
Stockholders’ equity per share	$25.81	$22.33	$18.68	$17.42	$14.20
Total debt as a percentage of capitalization	28.9%	35.1%	38.3%	35.1%	41.8%
Net debt as a percentage of capitalization(3)	16.8%	31.7%	34.9%	27.5%	33.3%

Notes to Selected Financial Data
______________________

(1)EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. It should not be considered, however, as an alternative to operating income as an indicator of the Company’s operating performance or as an alternative to cash flows as a measure of the Company’s overall liquidity as presented in the Company’s consolidated financial statements. Furthermore, EBITDA measures shown for the Company may not be comparable to similarly titled measures used by other companies. The following table presents the reconciliation of net income reported in accordance with U.S. generally accepted accounting principles (“GAAP”) to EBITDA:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In millions)
Net income	$872.4	$861.3	$777.9	$681.5	$512.2
Add (deduct):
Interest expense	86.1	88.5	82.2	98.0	94.3
Interest income	(2.1)	(4.0)	(1.7)	(2.0)	(1.1)
Income taxes	209.9	208.5	209.8	115.3	180.9
Depreciation	101.3	101.4	85.4	82.0	74.8
Amortization	154.0	132.6	114.1	101.2	104.9
Total adjustments	549.2	527.0	489.8	394.5	453.8
EBITDA	$1,421.6	$1,388.3	$1,267.7	$1,076.0	$966.0
(2)Free cash flow represents cash flow from operating activities less capital expenditures. Free cash flow is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. The following table presents the reconciliation of cash flow from operating activities reported in accordance with U.S. GAAP to free cash flow:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In millions)
Cash provided by operating activities	$1,281.0	$1,114.4	$925.5	$833.3	$756.8
Deduct: Capital expenditures	(74.2)	(102.3)	(82.1)	(75.1)	(63.3)
Free cash flow	$1,206.8	$1,012.1	$843.4	$758.2	$693.5
(3)Net debt represents total debt, net minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. The following table presents the reconciliation of total debt, net reported in accordance with U.S. GAAP to net debt:

	December 31,
	2020	2019	2018	2017	2016
	(In millions)
Total debt, net	$2,413.7	$2,768.7	$2,632.7	$2,174.3	$2,341.6
Less: Cash and cash equivalents	(1,212.8)	(393.0)	(354.0)	(646.3)	(717.3)
Net debt	1,200.9	2,375.7	2,278.7	1,528.0	1,624.3
Stockholders’ equity	5,949.3	5,115.5	4,241.9	4,027.6	3,256.5
Capitalization (net debt plus stockholders’ equity)	$7,150.2	$7,491.2	$6,520.6	$5,555.6	$4,880.8
Net debt as a percentage of capitalization	16.8%	31.7%	34.9%	27.5%	33.3%

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Item 1A. Risk Factors,” “Item 6. Selected Financial Data”, and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Business Overview
AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to mitigate the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2020, the Company was impacted by a weak global economy as a result of the COVID-19 pandemic, discussed below. In response to the weak global economy, the Company recorded 2020 realignment costs totaling $43.9 million (the “2020 realignment costs”). The 2020 realignment costs were composed of $35.5 million in severance costs for a reduction in workforce and $8.4 million of asset write-downs, primarily inventory. Contributions from the acquisitions of IntelliPower in January 2020, Pacific Design Technologies, Inc. (“PDT”) in September 2019, Gatan in October 2019, and a continued focus on and implementation of Operational Excellence initiatives, including the 2020 realignment actions, had a positive impact on the Company’s 2020 results.
Highlights of 2020 were:
•In January 2020, the Company spent $116.5 million, net of cash acquired, to acquire IntelliPower, a leading provider of high-reliability, ruggedized uninterruptible power systems serving a wide range of defense and industrial applications.
•In March 2020, the Company completed the sale of its Reading Alloys business (“Reading”) to Kymera International for net proceeds of $245.3 million in cash. The sale resulted in a pre-tax gain of $141.0 million recorded in other income, net and income tax expense of $31.4 million.
•Cash flow provided by operating activities for 2020 was a record $1,281.0 million, an increase of $166.6 million or 14.9%, compared with $1,114.4 million in 2019.
•Free cash flow (cash flow provided by operating activities less capital expenditures) increased to a record $1,206.8 million in 2020, compared with $1,012.1 million in 2019.
•EBITDA (earnings before interest, income taxes, depreciation, and amortization) was a record $1,421.6 million in 2020, compared with $1,388.3 million in 2019.
•The Company continued its emphasis on investment in research, development and engineering, spending $246.2 million in 2020. Sales from products introduced in the past three years were $1,074.0 million or 23.7% of net sales.

Impact of COVID-19 Pandemic on our Business
Our business, operations and end markets were negatively impacted in 2020 by the global outbreak and rapid spread of COVID-19. As the situation rapidly evolved, we remained focused on safely serving our customers and protecting the health and safety of our employees. All of our manufacturing locations remain operational with enhanced safety measures to help keep our employees, contractors, customers, and communities safe. In compliance with government protocols, certain of the Company's employees were instructed to work from home until government mandated restrictions allow for a safe return to the workplace. Those working at our sites are required to follow appropriate procedures, including completion of multiple training sessions and performance of self- and on-site screenings, as well as adhere to our personal protective equipment, social distancing, and personal hygiene protocols. We are committed to safely maintaining plant operations and focusing on business continuity, while reliably supplying critical products to our customers.
During 2020, the COVID-19 pandemic resulted in a rapid decline in demand which impacted most of our end markets and geographies. We continue to experience end market volatility, however, orders have begun to return and stabilize in many of our end markets. Our financial position remains strong, however, we continue to closely monitor our fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the resources to meet our future needs. We believe that we will emerge from these events well positioned for long-term growth, though we cannot reasonably estimate the duration and severity of this global pandemic or its ultimate impact on the global economy and our business and results. Please refer to "Risk Factors", Part I, Item 1A of this Form 10-K for more information.
Results of Operations
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net sales:
Electronic Instruments	$2,989,928	$3,322,881	$3,028,959
Electromechanical	1,550,101	1,835,676	1,816,913
Consolidated net sales	$4,540,029	$5,158,557	$4,845,872
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$770,620	$865,307	$782,144
Electromechanical	324,962	387,931	363,765
Total segment operating income	1,095,582	1,253,238	1,145,909
Corporate administrative expenses	(67,698)	(75,858)	(70,369)
Consolidated operating income	1,027,884	1,177,380	1,075,540
Interest expense	(86,062)	(88,481)	(82,180)
Other income (expense), net	140,487	(19,151)	(5,615)
Consolidated income before income taxes	$1,082,309	$1,069,748	$987,745
______________________
The following “Results of Operations of the year ended December 31, 2020 compared with the year ended December 31, 2019” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statement of Income. A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found under Item 7 in our

Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 20, 2020.
Results of Operations for the year ended December 31, 2020 compared with the year ended December 31, 2019
Net sales for 2020 were $4,540.0 million, a decrease of $618.6 million or 12.0%, compared with net sales of $5,158.6 million in 2019. The decrease in net sales for 2019 was due to a 13% organic sales decline driven by a weak economy as a result of the COVID-19 pandemic, an unfavorable 3% from the Reading divestiture, partially offset by a 4% increase from acquisitions. EIG net sales were $2,989.9 million in 2020, a decrease of 10.0%, compared with $3,322.9 million in 2019. EMG net sales were $1,550.1 million in 2020, a decrease of 15.6%, compared with $1,835.7 million in 2019.
Total international sales for 2020 were $2,209.9 million or 48.7% of net sales, a decrease of $265.0 million or 10.7%, compared with international sales of $2,474.9 million or 48.0% of net sales in 2019. The decrease in international sales was primarily driven by lower sales in Europe as a result of the COVID-19 pandemic. Export shipments from the United States, which are included in total international sales, were $1,196.4 million in 2020, a decrease of $109.8 million or 8.4%, compared with $1,306.2 million in 2019.
Orders for 2020 were $4,624.4 million, a decrease of $649.9 million or 12.3% compared with $5,274.3 million in 2019. The decrease in orders was due to an 11% organic order decline driven by a weak economy as a result of the COVID-19 pandemic, an unfavorable 3% from the Reading divestiture, partially offset by a favorable 1% from acquisitions, and a favorable 1% effect of foreign currency translation. The Company’s backlog of unfilled orders at December 31, 2020 was a record $1,802.2 million, an increase of $84.3 million or 4.9%, compared with $1,717.9 million at December 31, 2019.
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
The 2020 realignment costs (in millions) reported in the consolidated statement of income as well as the impact on segment operating margins (in basis points) in 2020 are as follows:

	2020
	Realignment Costs	Operating Margins
EIG	$22.8	(70)
EMG	20.9	(130)
Total reported in segment operating income	43.7	(100)
Selling, general and administrative expenses	0.2
Total reported in the consolidated statement of income	$43.9	(100)
Segment operating income for 2020 was $1,095.6 million, a decrease of $157.6 million or 12.6%, compared with segment operating income of $1,253.2 million in 2019. The decrease in segment operating income was primarily due to the lower sales discussed above and the $43.7 million of 2020 realignment costs, partially offset by the benefits of the Company's Operational Excellence initiatives. Segment operating income, as a percentage of net sales, decreased to 24.1% in 2020, compared with 24.3% in 2019. The segment operating margins were negatively impacted by 100 basis points due to the 2020 realignment costs discussed above, partially offset by the benefits of the Company’s Operational Excellence initiatives.
Cost of sales for 2020 was $2,996.5 million or 66.0% of net sales, a decrease of $374.4 million or 11.1%, compared with $3,370.9 million or 65.3% of net sales for 2019. The cost of sales decrease was primarily due to the net sales decrease discussed above, partially offset by the increase from the 2020 realignment costs discussed above.

Selling, general and administrative expenses for 2020 were $515.6 million or 11.4% of net sales, a decrease of $94.7 million or 15.5%, compared with $610.3 million or 11.8% of net sales in 2019. Selling, general and administrative expenses decreased primarily due to the decrease in net sales discussed above as well as lower discretionary spending as a result of the COVID-19 pandemic.
Consolidated operating income was $1,027.9 million or 22.6% of net sales for 2020, a decrease of $149.5 million or 12.7%, compared with $1,177.4 million or 22.8% of net sales in 2019. The consolidated operating income margins were negatively impacted by 100 basis points due to the 2020 realignment costs discussed above, partially offset by the benefits of the Company's Operational Excellence initiatives.
Other income, net was $140.5 million for 2020, an increase of $159.7 million, compared with $19.2 million of other expense in 2019. The increase in other income was primarily due to the gain on the sale of Reading of $141.0 million, higher defined benefit pension income of $7.5 million, and lower acquisition-related expenses.
The effective tax rate for 2020 was 19.4%, compared with 19.5% in 2019. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Net income for 2020 was a record $872.4 million, an increase of $11.1 million or 1.3%, compared with $861.3 million in 2019. The net of tax gain of $109.6 million on the sale of Reading and net of tax expense of $33.6 million on the 2020 realignment costs are included in net income in 2020.
Diluted earnings per share for 2020 were a record $3.77, an increase of $0.02 or 0.5%, compared with $3.75 per diluted share in 2019. The net of tax gain of $0.47 per diluted share on the sale of Reading and net of tax expense of $0.15 per diluted share on the 2020 realignment costs are included in diluted earnings per share in 2020.
Segment Results
EIG’s net sales totaled $2,989.9 million for 2020, a decrease of $333.0 million or 10.0%, compared with $3,322.9 million in 2019. The net sales decrease was due to a 15% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, partially offset by the acquisitions of Gatan and IntelliPower.
EIG’s operating income was $770.6 million for 2020, a decrease of $94.7 million or 10.9%, compared with $865.3 million in 2019. EIG’s operating margins were 25.8% of net sales for 2020, compared with 26.0% of net sales in 2019. EIG’s decrease in operating income was primarily due to the decrease in sales discussed above as well as the $22.8 million of 2020 realignment costs, partially offset by the benefits of the Company's Operational Excellence initiatives. EIG’s 2020 operating margins were negatively impacted by 70 basis points due to the 2020 realignment costs discussed above.
EMG’s net sales totaled $1,550.1 million for 2020, a decrease of $285.6 million or 15.6%, compared with $1,835.7 million in 2019. The net sales decrease was due to a 10% organic sales decline driven by a weak global economy as a result of the COVID-19 pandemic, a favorable 2% impact from the PDT acquisition as well as an unfavorable 8% impact from the Reading divestiture.
EMG’s operating income was $325.0 million for 2020, a decrease of $62.9 million or 16.2%, compared with $387.9 million in 2019. EMG’s operating margins were 21.0% of net sales for 2020, compared with 21.1% of net sales in 2019. EMG’s decrease in operating income was primarily due to the decrease in sales discussed above as well as the $20.9 million of 2020 realignment costs, partially offset by benefits from the Group’s Operating Excellence initiatives. EMG’s 2020 operating margins were negatively impacted by 130 basis points due to the 2020 realignment costs discussed above.

Liquidity and Capital Resources
Cash provided by operating activities totaled a record $1,281.0 million in 2020, an increase of $166.6 million or 14.9%, compared with $1,114.4 million in 2019. The increase in cash provided by operating activities for 2020 was primarily due to strong working capital management.
Free cash flow (cash flow provided by operating activities less capital expenditures) was a record $1,206.8 million in 2020, compared with $1,012.1 million in 2019. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,421.6 million in 2020, compared with $1,388.3 million in 2019. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
Cash provided by investing activities totaled $61.6 million in 2020, compared with cash used by investing activities of $1,150.9 million in 2019. In 2020, the Company paid $116.5 million, net of cash acquired, to purchase IntelliPower in January 2020 and received proceeds of $245.3 million from the sale of its Reading business. Additions to property, plant and equipment totaled $74.2 million in 2020, compared with $102.3 million in 2019.
Cash used by financing activities totaled $539.4 million in 2020, compared with $72.9 million of cash provided by financing activities in 2019. At December 31, 2020, total debt, net was $2,413.7 million, compared with $2,768.7 million at December 31, 2018. In 2020, short-term borrowings decreased $328.0 million, compared with an increase of $130.7 million in 2019. Long-term borrowings decreased $102.9 million in 2020, compared to no change in long-term borrowings in 2019.
In October 2018, the Company along with certain of its foreign subsidiaries amended and restated its Credit Agreement. The Credit Agreement amends and restates the Company’s existing $850 million revolving credit facility, which was due to expire in March 2021. The amended Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $1.5 billion with a final maturity date in October 2023. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $500 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its acquisition strategy. At December 31, 2020, the Company had available borrowing capacity of $1,897.7 million under its revolving credit facility, including the $500 million accordion feature.
In the third quarter of 2020, an 80 million British pound ($102.9 million) 4.68% senior note matured and was paid. In the fourth quarter of 2019, $100 million of 6.30% senior notes matured and were paid. The debt-to-capital ratio was 28.9% at December 31, 2020, compared with 35.1% at December 31, 2019. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 16.8% at December 31, 2020, compared with 31.7% at December 31, 2019. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See the “Notes to Selected Financial Data” included in Item 6 in this Annual Report on Form 10-K for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
In 2020, the Company repurchased approximately 55,000 shares of its common stock for $4.7 million, compared with $11.9 million used for repurchases of approximately 133,000 shares in 2019. At December 31, 2020, $484.4 million was available under the Company’s Board of Directors authorization for future share repurchases. On February 12, 2019, the Company’s Board of Directors approved an increase of $500 million in the authorization for the repurchase of the Company’s common stock.
Additional financing activities for 2020 included cash dividends paid of $165.0 million, compared with $127.5 million in 2019. On February 12, 2020, the Company’s Board of Directors approved a 29% increase in the quarterly cash dividend on the Company’s common stock to $0.18 per common share from $0.14 per common share.

Proceeds from the exercise of employee stock options were $64.9 million in 2020, compared with $90.4 million in 2019.
As a result of all of the Company’s cash flow activities in 2020, cash and cash equivalents at December 31, 2019 totaled $1,212.8 million, compared with $393.0 million at December 31, 2019. At December 31, 2020, the Company had $344.0 million in cash outside the United States, compared with $357.9 million at December 31, 2019. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Subsequent Event
Effective February 11, 2021, the Company's Board of Directors approved an 11% increase in the quarterly cash dividend on the Company's common stock to $0.20 per common share from $0.18 per common share.
The following table summarizes AMETEK’s contractual cash obligations and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future years at December 31, 2020.

	Payments Due
Contractual Obligations (1)	Total	Less Than One Year	More Than One Year
	(In millions)
Long-term debt borrowings(2)	$2,347.6	$62.2	$2,285.4
Revolving credit loans(3)	72.1	72.1	—
Total debt(4)	2,419.7	134.3	2,285.4
Interest on long-term fixed-rate debt	454.4	71.4	383.0
Non-cancellable operating leases(5)	190.1	50.3	139.8
Purchase obligations(6)	526.1	462.1	32.0
Total	$3,590.3	$718.1	$2,840.2
______________________
(1)The liability for uncertain tax positions was not included in the table of contractual obligations as of December 31, 2020 because the timing of the settlements of these uncertain tax positions cannot be reasonably estimated at this time. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
(2)See Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
(3)Although not contractually obligated, the Company expects to have the capability to repay the revolving credit loan within one year as permitted in the Credit Agreement. Accordingly, $72.1 million was classified as short-term debt at December 31, 2020.
(4)Excludes debt issuance costs of $6.0 million, of which $2.0 million is classified as current and $4.0 million is classified as long-term. See Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
(5)The leases expire over a range of years from 2021 to 2035, except for a single land lease with 63 years remaining. Most of the leases contain renewal or purchase options, subject to various terms and conditions.
(6)Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices.

Other Commitments
The Company has standby letters of credit and surety bonds of $46.8 million related to performance and payment guarantees at December 31, 2020. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

Internal Reinvestment
Capital Expenditures
Capital expenditures were $74.2 million or 1.6% of net sales in 2020, compared with $102.3 million or 2.0% of net sales in 2019. In 2020, approximately 73% of capital expenditures were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. Capital expenditures in 2021 are expected to be approximately 2% of net sales, with a continued emphasis on spending to improve productivity.
Research, Development and Engineering
The Company is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products and solutions. Research, development and engineering costs before customer reimbursement were $246.2 million in 2020, $260.3 million in 2019 and $230.2 million in 2018. These amounts included research and development expenses of $158.9 million, $161.9 million and $141.0 million in 2020, 2019, and 2018, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.
Environmental Matters
Information with respect to environmental matters is set forth in Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Critical accounting policies are those policies that can have a significant impact on the presentation of the Company’s financial condition and results of operations and that require the use of complex and subjective estimates based on the Company’s historical experience and management’s judgment. Because of the uncertainty inherent in such estimates, actual results may differ materially from the estimates used. Below are the policies used in preparing the Company's financial statements that management believes are the most dependent upon the application of estimates and assumptions. A complete list of the Company’s significant accounting policies is in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•Business Combinations. The Company allocates the purchase price of an acquired company, including when applicable, the acquisition date fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, and customer relationships. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.
•Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. The Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. The

Company elected to bypass performing the qualitative screen and performed the first step quantitative analysis of the goodwill impairment test in the current year. The Company may elect to perform the qualitative analysis in future periods.
The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based on the Company’s long-range plan and are considered level 3 inputs. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The 2020 results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 40% to 779%.
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its indefinite-lived intangible assets are less than the respective carrying values of those assets. The Company elected to bypass performing the qualitative screen. The Company may elect to perform the qualitative analysis in future periods. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method using level 3 inputs, which is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is determined by applying a royalty rate to a projection of net revenues discounted using an appropriate discount rate. Each royalty rate is determined based on the profitability of the trade name to which it relates and observed market royalty rates. Certain impairment models have discount rates calculated based on a debt/equity cost of capital. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded intangible balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged.
The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2020, goodwill and other indefinite-lived intangible assets totaled $4,977.9 million or 48.1% of the Company’s total assets. The Company completed its required annual impairment tests in the fourth quarter of 2020 and determined that the carrying values of the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.
•Pensions. The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2020, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income and equity investments and adjusts its estimate as deemed appropriate.
•Income Taxes. The process of providing for income taxes and determining the related balance sheet accounts requires management to assess uncertainties, make judgments regarding outcomes and utilize estimates. The Company conducts a broad range of operations around the world and is therefore subject to complex tax regulations in numerous international taxing jurisdictions, resulting at times in tax audits, disputes and potential litigation, the outcome of which is uncertain. Management must make judgments currently about such uncertainties and determine estimates of the Company’s tax assets and liabilities. To the extent the final outcome differs, future adjustments to the Company’s tax assets and liabilities may be necessary.
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
The foreign currencies to which the Company has the most significant exchange rate exposure are the Euro, the British pound, the Japanese yen, the Chinese renminbi, the Canadian dollar, and the Mexican peso. Exposure to foreign currency rate fluctuation is modest, monitored, and when possible, mitigated through the use of local borrowings and occasional derivative financial instruments in the foreign currency affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company because revenues and costs associated with the revenues are generally transacted in the same foreign currencies.
The primary commodities to which the Company has market exposure are raw material purchases of nickel, aluminum, copper, steel, titanium, and gold. Exposure to price changes in these commodities are generally mitigated through adjustments in selling prices of the ultimate product and purchase order pricing arrangements, although forward contracts are sometimes used to manage some of those exposures.
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
The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.
The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, AMETEK, Inc. conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.
The Company acquired IntelliPower in January 2020. As permitted by the U.S. Securities and Exchange Commission staff interpretative guidance for newly acquired businesses, the Company excluded IntelliPower from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. IntelliPower constituted 1.1% of total assets as of December 31, 2020 and 0.6% of net sales for the year then ended.
The Company’s internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DAVID A. ZAPICO	/s/ WILLIAM J. BURKE
Chairman of the Board and Chief Executive Officer	Executive Vice President – Chief Financial Officer

February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of AMETEK, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMETEK, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of IntelliPower, which is included in the 2020 consolidated financial statements of the Company and constituted 1.1% of total assets as of December 31, 2020 and 0.6% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of IntelliPower.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of AMETEK, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AMETEK, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisitions

Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company completed the acquisition of Gatan in October 2019 for consideration of $938.5 million, net of cash acquired. This acquisition has been accounted for as a business combination and the finalization of the acquisition accounting was completed in 2020 which included recording adjustments within the measurement period for acquired intangible assets.
Auditing the Company’s finalization of the estimated fair value of the acquired intangible assets for the acquisition of Gatan was complex and highly judgmental due to subjectivity of the significant assumptions used by management in the valuation of acquired identifiable intangible assets. In particular, the inputs to the valuation models used to estimate the fair value of acquired identifiable intangible assets were inherently uncertain and generally unobservable, and the resulting valuations were sensitive to changes in the underlying significant assumptions. The significant assumptions used included discount rates, royalty rates and certain assumptions that form the basis of the forecasted future cash flows, including revenue growth rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins and estimated economic lives. These significant assumptions are forward looking and could be affected by future economic or market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s finalization of the estimated fair value of the acquired intangible assets of Gatan. For example, we tested controls over the valuation of acquired identifiable intangible assets including controls over management’s review of the valuation models and the significant assumptions described above.
To test the finalization of the estimated fair value of the acquired intangible assets, we performed audit procedures that included, among others, assessing the fair value methodologies utilized by management and the significant assumptions discussed above, including the underlying data used in the analyses. For example, when evaluating the significant assumptions, we compared them to current financial and operating plans, market and industry studies, historical trends, and assumptions used in prior periods. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value estimates of the acquired identifiable intangible assets that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating certain significant assumptions and valuation methodologies used by the Company.

Impairment Assessment of Indefinite Lived Intangible Assets (other than Goodwill)

Description of the Matter
At December 31, 2020, the Company’s indefinite lived intangible assets (other than goodwill) totaled $753.0 million, consisting of trademarks and trade names. As described in Note 1 to the consolidated financial statements, indefinite lived intangible assets are not amortized but are tested for impairment at least annually in the Company’s fourth quarter.
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

Philadelphia, Pennsylvania
February 18, 2021

AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales	$4,540,029	$5,158,557	$4,845,872
Cost of sales	2,996,515	3,370,897	3,186,310
Selling, general and administrative	515,630	610,280	584,022
Total operating expenses	3,512,145	3,981,177	3,770,332
Operating income	1,027,884	1,177,380	1,075,540
Interest expense	(86,062)	(88,481)	(82,180)
Other income (expense), net	140,487	(19,151)	(5,615)
Income before income taxes	1,082,309	1,069,748	987,745
Provision for income taxes	209,870	208,451	209,812
Net income	$872,439	$861,297	$777,933
Basic earnings per share	$3.80	$3.78	$3.37
Diluted earnings per share	$3.77	$3.75	$3.34
Weighted average common shares outstanding:
Basic shares	229,435	227,759	230,823
Diluted shares	231,150	229,395	232,712
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$872,439	$861,297	$777,933
Other comprehensive (loss) income:
Amounts arising during the period – gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	64,521	23,692	(72,112)
Change in long-term intercompany notes	16,695	(5,999)	(16,569)
Net investment hedge instruments gain (loss), net of tax of $14,787, $581 and ($12,384) in 2020, 2019 and 2018, respectively	(45,716)	(1,803)	38,452
Defined benefit pension plans:
Net actuarial loss, net of tax of $8,637, $767 and ($18,825) in 2020, 2019 and 2018, respectively	(18,733)	(10,522)	(75,253)
Amortization of net actuarial loss, net of tax of ($3,539), ($3,505) and ($2,716) in 2020, 2019 and 2018, respectively	11,940	12,180	9,313
Amortization of prior service costs, net of tax of $7, ($83) and $1,154 in 2020, 2019 and 2018, respectively	(36)	401	(5,639)
Unrealized holding gain (loss) on available-for-sale securities:
Unrealized gain (loss), net of tax	—	—	(104)
Other comprehensive income (loss)	28,671	17,949	(121,912)
Total comprehensive income	$901,110	$879,246	$656,021
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,212,822	$393,030
Receivables	597,472	744,760
Inventories, net	559,171	624,567
Other current assets	153,005	263,414
Total current assets	2,522,470	2,025,771
Property, plant and equipment, net	526,530	548,908
Right of use assets, net	167,233	179,679
Goodwill	4,224,906	4,047,539
Other intangibles, net	2,623,719	2,762,872
Investments and other assets	292,625	279,790
Total assets	$10,357,483	$9,844,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$132,284	$497,449
Accounts payable	360,370	377,219
Customer advanced payments	194,633	156,818
Income taxes payable	38,896	30,292
Accrued liabilities and other	349,732	364,080
Total current liabilities	1,075,915	1,425,858
Long-term debt, net	2,281,441	2,271,292
Deferred income taxes	533,478	536,140
Other long-term liabilities	517,303	495,777
Total liabilities	4,408,137	4,729,067
Stockholders’ equity:
Preferred stock,$0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 800,000,000 shares; issued: 2020 – 266,746,248 shares; 2019 – 265,583,732 shares	2,676	2,662
Capital in excess of par value	921,752	832,821
Retained earnings	7,094,656	6,387,612
Accumulated other comprehensive loss	(504,468)	(533,139)
Treasury stock: 2020 – 36,227,061 shares; 2019 – 36,500,908 shares	(1,565,270)	(1,574,464)
Total stockholders’ equity	5,949,346	5,115,492
Total liabilities and stockholders’ equity	$10,357,483	$9,844,559
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—
Common stock, $0.01 par value
Balance at the beginning of the year	2,662	2,640	2,631
Shares issued	14	22	9
Balance at the end of the year	2,676	2,662	2,640
Capital in excess of par value
Balance at the beginning of the year	832,821	706,743	660,894
Issuance of common stock under employee stock plans	47,366	85,684	18,534
Share-based compensation costs	41,565	40,394	27,315
Balance at the end of the year	921,752	832,821	706,743
Retained earnings
Balance at the beginning of the year	6,387,612	5,653,811	5,002,419
Net income	872,439	861,297	777,933
Cash dividends paid	(165,035)	(127,496)	(128,911)
Adoption of ASU 2016-13	(360)	—	—
Other	—	—	2,370
Balance at the end of the year	7,094,656	6,387,612	5,653,811
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the year	(286,248)	(302,138)	(251,909)
Translation adjustments	64,521	23,692	(72,112)
Change in long-term intercompany notes	16,695	(5,999)	(16,569)
Net investment hedge instruments (loss) gain, net of tax of $14,787, $581 and ($12,384) in 2020, 2019 and 2018, respectively	(45,716)	(1,803)	38,452
Balance at the end of the year	(250,748)	(286,248)	(302,138)
Defined benefit pension plans:
Balance at the beginning of the year	(246,891)	(248,950)	(177,371)
Net actuarial loss, net of tax of $8,637, $767 and ($18,825) in 2020, 2019 and 2018, respectively	(18,733)	(10,522)	(75,253)
Amortization of net actuarial loss, net of tax of ($3,539), ($3,505) and ($2,716) in 2020, 2019 and 2018, respectively	11,940	12,180	9,313
Amortization of prior service costs, net of tax of $7, ($83) and $1,154 in 2020, 2019 and 2018, respectively	(36)	401	(5,639)
Balance at the end of the year	(253,720)	(246,891)	(248,950)
Unrealized holding gain (loss) on available-for-sale securities:
Balance at the beginning of the year	—	—	104
Increase (decrease) during the year, net of tax	—	—	(104)
Balance at the end of the year	—	—	—
Accumulated other comprehensive loss at the end of the year	(504,468)	(533,139)	(551,088)
Treasury stock
Balance at the beginning of the year	(1,574,464)	(1,570,184)	(1,209,135)
Issuance of common stock under employee stock plans	13,879	7,644	6,629
Purchase of treasury stock	(4,685)	(11,924)	(367,678)
Balance at the end of the year	(1,565,270)	(1,574,464)	(1,570,184)
Total stockholders’ equity	$5,949,346	$5,115,492	$4,241,922
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash provided by (used for):
Operating activities:
Net income	$872,439	$861,297	$777,933
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	255,275	234,042	199,490
Deferred income taxes	1,839	19,380	(73,682)
Share-based compensation expense	41,565	40,394	27,315
Gain on sale of business	(141,020)	—	—
(Gain) loss on sale of facilities	(7,523)	(5,332)	127
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	163,471	14,398	(13,383)
Decrease (increase) in inventories and other current assets	77,448	16,410	(59,472)
Increase (decrease) in payables, accruals and income taxes	7,017	(58,932)	36,547
Increase (decrease) in other long-term liabilities	20,430	(16,845)	42,814
Pension contributions	(9,527)	(5,609)	(5,063)
Other, net	(434)	15,219	(7,108)
Total operating activities	1,280,980	1,114,422	925,518
Investing activities:
Additions to property, plant and equipment	(74,199)	(102,346)	(82,076)
Purchases of businesses, net of cash acquired	(116,509)	(1,061,945)	(1,129,305)
Proceeds from sale of business	245,311	—	—
Proceeds from sale of facilities	9,508	11,306	2,570
Other, net	(2,481)	2,060	(1,233)
Total investing activities	61,630	(1,150,925)	(1,210,044)
Financing activities:
Net change in short-term borrowings	(328,003)	130,705	258,349
Proceeds from long-term borrowings	—	100,000	560,050
Repayments of long-term borrowings	(102,947)	(100,000)	(305,000)
Repurchases of common stock	(4,685)	(11,924)	(367,678)
Cash dividends paid	(165,035)	(127,496)	(128,911)
Acquisition contingent consideration	—	(3,000)	(25,500)
Proceeds from stock option exercises	64,903	90,388	30,021
Other, net	(3,669)	(5,760)	(8,291)
Total financing activities	(539,436)	72,913	13,040
Effect of exchange rate changes on cash and cash equivalents	16,618	2,645	(20,839)
Increase (decrease) in cash and cash equivalents	819,792	39,055	(292,325)
Cash and cash equivalents:
Beginning of year	393,030	353,975	646,300
End of year	$1,212,822	$393,030	$353,975
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
Accounts Receivable
The Company maintains allowances for estimated credit losses resulting from the inability of customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses, on all accounts receivable and contract assets, which considers risk of future credit losses based on factors such as historical experience, contract terms, as well as general and market business conditions, country, and political risk. Balances are written off when considered uncollectible. Bad debt expense was $3.6 million in 2020, $2.8 million in 2019 and $1.7 million in 2018. At December 31, 2020 and 2019, the allowance for estimated credit losses was $12.7 million and $11.2 million, respectively.
Inventories
The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 88% of its inventories at December 31, 2020. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 12% of the Company’s inventory at December 31, 2020. For inventories where cost is determined by the LIFO method, the FIFO value would have been $22.8 million and $23.4 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2020 and 2019, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Depreciation expense was $101.3 million, $101.4 million and $85.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company completed its required annual impairment tests in the fourth quarter of 2020, 2019 and 2018 and determined that the carrying values of the Company’s goodwill were not impaired. The Company completed its required annual impairment tests in the fourth quarter of 2020, 2019 and 2018 and determined that the carrying values of the Company’s other intangible assets with indefinite lives were not impaired.
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
Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents and technology are being amortized over useful lives of nine to 20 years, with a weighted average life of 14 years. Customer relationships are being amortized over a period of ten to 20 years, with a weighted average life of 19 years. On a quarterly basis, the Company evaluates the reasonableness of the estimated useful lives of these intangible assets.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Research and Development
Research and development costs are included in Cost of sales as incurred and were $158.9 million in 2020, $161.9 million in 2019 and $141.0 million in 2018.
Shipping and Handling Costs
Shipping and handling costs are included in Cost of sales and were $56.8 million in 2020, $66.7 million in 2019 and $62.7 million in 2018.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Pensions
The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant assumptions in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. All unrecognized prior service costs, remaining transition obligations or assets and actuarial gains and losses have been recognized, net of tax effects, as a charge to accumulated other comprehensive income in stockholders’ equity and will be amortized as a component of net periodic pension cost. The Company uses a measurement date of December 31 (its fiscal year end) for its U.S. and foreign defined benefit plans.
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

	2020	2019	2018
	(In thousands)
Weighted average shares:
Basic shares	229,435	227,759	230,823
Equity-based compensation plans	1,715	1,636	1,889
Diluted shares	231,150	229,395	232,712
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broad range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2020, using the modified retrospective transition method. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures. Upon adoption, the Company recognized a decrease to net Accounts Receivable and a decrease to Retained Earnings of $0.4 million.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurement (“ASC 820”), by eliminating, modifying and adding to those requirements. ASU 2018-13 also modifies the disclosure objective paragraphs of ASC 820 to eliminate (1) “ at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion by entities. The Company adopted ASU 2018-13 on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (“ASU 2018-15”), that requires implementation costs incurred by customers in cloud computing arrangements to be deferred and recognized over the term of the arrangement, if those costs would be capitalized by the customer in a software licensing arrangement under the internal-use software guidance in ASC Topic 350, Intangibles – Goodwill and Other. ASU 2018-15 requires a customer to disclose the nature of its hosting arrangements that are service contracts and provide disclosures as if the deferred implementation costs were a separate, major depreciable asset class. The Company adopted ASU 2018-15 on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.
In August 2018, the FASB issued ASU No. 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (“ASU 2018-14”), which changes the disclosure requirements of ASC Topic 715, Compensation – Retirement Benefits, by eliminating, modifying and adding to those requirements. The Company adopted ASU 2018-14 on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company has not determined the impact ASU 2019-12 may have on the Company’s consolidated results of operations, financial position, cash flows or financial statement disclosures.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The outstanding contract asset and liability accounts were as follows:

	2020	2019
	(In thousands)
Contract assets – January 1	$73,039	$58,266
Contract assets – December 31	68,971	73,039
Change in contract assets – (decrease) increase	(4,068)	14,773
Contract liabilities – January 1	167,306	146,162
Contract liabilities – December 31	215,093	167,306
Change in contract liabilities – increase	(47,787)	(21,144)
Net change	$(51,855)	$(6,371)
The net change in 2020 was primarily driven by the receipt of advance payments from customers significantly exceeding the recognition of revenue. The net change in 2019 was primarily driven by the receipt of advance payments from customers relating to the 2019 acquisitions exceeding the recognition of revenue as performance obligations were satisfied prior to billing. For the years ended December 31, 2020 and 2019, the Company recognized revenue of $133 million and $130 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At December 31, 2020 and 2019, $20.5 million and $10.6 million, respectively, of Customer advanced payments (contract liabilities) were recorded in Other long-term liabilities in the consolidated balance sheet.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The remaining performance obligations exceeding one year as of December 31, 2020 and 2019 were $300.8 million and $233.3 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the year ended December 31:

	2020
	EIG	EMG	Total
	(In thousands)
United States	$1,513,967	$816,159	$2,330,126
International(1):
United Kingdom	54,158	117,469	171,627
European Union countries	371,884	324,203	696,087
Asia	769,532	189,987	959,519
Other foreign countries	280,387	102,283	382,670
Total international	1,475,961	733,942	2,209,903
Consolidated net sales	$2,989,928	$1,550,101	$4,540,029
_________________
(1)Includes U.S. export sales of $1,196.4 million.

	2019
	EIG	EMG	Total
	(In thousands)
United States	$1,685,369	$998,317	$2,683,686
International(1):
United Kingdom	64,423	132,485	196,908
European Union countries	434,072	392,283	826,355
Asia	773,034	186,535	959,569
Other foreign countries	365,983	126,056	492,039
Total international	1,637,512	837,359	2,474,871
Consolidated net sales	$3,322,881	$1,835,676	$5,158,557
_________________
(1)Includes U.S. export sales of $1,306.2 million.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2018
	EIG	EMG	Total
	(In thousands)
United States	$1,446,974	$950,358	$2,397,332
International(1):
United Kingdom	61,513	135,077	196,590
European Union countries	389,032	399,547	788,579
Asia	780,135	205,047	985,182
Other foreign countries	351,305	126,884	478,189
Total international	1,581,985	866,555	2,448,540
Consolidated net sales	$3,028,959	$1,816,913	$4,845,872
_________________
(1)Includes U.S. export sales of $1,269.4 million
Major Products and Services
The Company’s major products and services in the reportable segments were as follows for the year ended December 31:

	2020
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,199,167	$—	$2,199,167
Aerospace and power	790,761	466,343	1,257,104
Automation and engineered solutions	—	1,083,758	1,083,758
Consolidated net sales	$2,989,928	$1,550,101	$4,540,029

	2019
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,393,587	$—	$2,393,587
Aerospace and power	929,294	491,171	1,420,465
Automation and engineered solutions	—	1,344,505	1,344,505
Consolidated net sales	$3,322,881	$1,835,676	$5,158,557

	2018
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,120,448	$—	$2,120,448
Aerospace and power	908,511	456,517	1,365,028
Automation and engineered solutions	—	1,360,396	1,360,396
Consolidated net sales	$3,028,959	$1,816,913	$4,845,872

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Timing of Revenue Recognition
The Company’s timing of revenue recognition was as follows for the year ended December 31:

	2020
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$2,427,254	$1,390,574	$3,817,828
Products and services transferred over time	562,674	159,527	722,201
Consolidated net sales	$2,989,928	$1,550,101	$4,540,029

	2019
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$2,680,296	$1,670,448	$4,350,744
Products and services transferred over time	642,585	165,228	807,813
Consolidated net sales	$3,322,881	$1,835,676	$5,158,557

	2018
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$2,533,718	$1,690,124	$4,223,842
Products and services transferred over time	495,241	126,789	622,030
Consolidated net sales	$3,028,959	$1,816,913	$4,845,872
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
Changes in the accrued product warranty obligation were as follows:

	2020	2019	2018
	(In thousands)
Balance at the beginning of the year	$27,611	$23,482	$22,872
Accruals for warranties issued during the year	12,000	21,145	13,897
Settlements made during the year	(14,602)	(19,637)	(14,509)
Warranty accruals related to acquired businesses and other during the year	2,830	2,621	1,222
Balance at the end of the year	$27,839	$27,611	$23,482
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

	2020	2019
	Fair Value	Fair Value
	(In thousands)
Mutual fund investments	$8,969	$8,390
The fair value of mutual fund investments, which are valued as level 1 investments, was based on quoted market prices. The mutual fund investments are shown as a component of long-term assets in the consolidated balance sheet.
For the years ended December 31, 2020 and 2019, gains and losses on the investments detailed above were not significant.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at December 31, 2020 and 2019 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at December 31:

	2020		2019
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,347,587)	$(2,550,956)	$(2,382,041)	$(2,531,549)
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
Foreign Currency
At December 31, 2020, the Company had no foreign currency forward contracts outstanding. At December 31, 2019, the Company had a Canadian dollar forward contract for a total notional value of 14.0 million Canadian dollars ($0.1 million fair value unrealized loss at December 31, 2019) outstanding. At December 31, 2018, the Company had a Canadian dollar forward contract for a total notional value of 30.0 million Canadian dollars ($1.0 million fair value unrealized gain at December 31, 2018). For the year ended December 31, 2020 and 2019, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as accounting hedges.
5. Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2020, and 2019, these net investment hedges included British-pound and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At December 31, 2020 and 2019, the Company had $307.3 million and $404.7 million, respectively, of British-pound denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At December 31, 2020 and 2019, the Company had $699.7 million and $645.6 million, respectively, in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound and Euro-denominated loans being designated and 100% effective as net investment hedges, $60.5 million of pre-tax currency remeasurement losses and $2.4 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2020 and 2019, respectively.
6. Acquisitions and Divestiture
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
The following table represents the allocation of the aggregate purchase price for the net assets of the IntelliPower acquisition based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$1.8
Goodwill	57.3
Other intangible assets	59.5
Deferred income taxes	(12.4)
Net working capital and other(1)	10.3
Total cash paid	$116.5
______________________
(1)Includes $6.4 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize as IntelliPower's products and solutions broaden the Company's differentiated product offerings in the power systems and instruments sectors.
At December 31, 2020, the purchase price allocated to other intangible assets of $59.5 million consists of $9.0 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $50.5 million of other intangible assets consists of $38.0 million of customer relationships, which are being amortized over a period of 20 years and $12.5 million of purchased technology, which is being amortized over a period of 15 years. Amortization expense for each of the next five years for the IntelliPower acquisition is expected to be $2.7 million per year.
The IntelliPower acquisition had an immaterial impact on reported net sales, net income and diluted earnings per share for the year ended December 31, 2020. Unaudited pro forma net sales, net income and diluted earnings per share for the years ended December 31, 2020 and 2019, respectively, would not have been materially different than the amounts reported.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In 2019, the Company spent $1,061.9 million in cash, net of cash acquired, to acquire Pacific Design Technologies, Inc. (“PDT”) in September 2019 and Gatan in October 2019. PDT designs and manufactures a complete range of custom-engineered, liquid cooling systems and components used in a broad set of current and next-generation commercial aerospace, defense and space platforms. Gatan is a leading manufacturer of instrumentation and software used to enhance and extend the operation and performance of electron microscopes. PDT is part of EMG and Gatan is part of EIG.
In 2020, the Company finalized the measurements of certain tangible and intangible assets and liabilities for its 2019 acquisitions, which had no material impact to the consolidated statement of income. Total consideration paid for Gatan was $938.5 million and resulted in a purchase price allocation of $472.5 million of goodwill and other intangible assets of $418.0 million. The purchase price allocated to other intangible assets consists of indefinite-lived trade names of $57.7 million, $308.8 million of customer relationships, and $51.5 million of purchased technology. The Company expects $463 million of the goodwill recorded to be tax deductible in future years.
In 2018, the Company spent $1,129.3 million in cash, net of cash acquired, to acquire FMH Aerospace (“FMH”) in January 2018, SoundCom Systems (“SoundCom”) in April 2018, Motec GmbH in June 2018, Forza Silicon Corporation (“Forza”), Telular Corporation in October 2018 and Spectro Scientific Corporation in November 2018. FMH is a provider of complex, highly-engineered solutions for the aerospace, defense and space industries. SoundCom provides design, integration, installation and support of clinical workflow and communication systems for healthcare facilities, educational institutions and corporations. SoundCom also serves as a value-added reseller for Rauland-Borg Corporation in the Midwest portion of the United States. Motec is a provider of integrated vision systems serving the high growth mobile machine vision market. Motec’s ruggedized vision products and integrated software solutions provide customers with improved operational efficiency and enhanced safety across a variety of critical mobile machine applications in transportation, agriculture, logistics and construction. Forza is a leader in the design and production of high-performance imaging sensors used in medical, defense and industrial applications. Telular is a provider of communication solutions for logistics management, tank monitoring and security applications. Spectro Scientific is a provider of machine condition monitoring solutions for critical assets in high-value industrial applications. FMH is part of EMG. SoundCom, Motec, Forza, Telular and Spectro Scientific are part of EIG.
Divestiture
The Company completed its sale of Reading Alloys to Kymera International in March 2020 for net cash proceeds of  $245.3 million. The transaction resulted in a pre-tax gain of $141.0 million, recorded in Other Income (expense) in the Consolidated Statement of Income, and income tax expense of $31.4 million in connection with the sale. Reading Alloys revenue and costs were reported within the EMG segment through the date of sale.
7. Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2018	$2,452.0	$1,160.0	$3,612.0
Goodwill acquired	398.9	42.3	441.2
Purchase price allocation adjustments and other	35.5	(50.0)	(14.5)
Foreign currency translation adjustments	5.8	3.0	8.8
Balance at December 31, 2019	2,892.2	1,155.3	4,047.5
Goodwill acquired	57.3	—	57.3
Purchase price allocation adjustments and other	74.6	—	74.6
Foreign currency translation adjustments	26.2	19.3	45.5
Balance at December 31, 2020	$3,050.3	$1,174.6	$4,224.9

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other intangible assets were as follows at December 31:

	2020	2019
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$49,396	$47,872
Purchased technology	487,517	517,464
Customer lists	2,326,934	2,282,184
	2,863,847	2,847,520
Accumulated amortization:
Patents	(37,858)	(36,697)
Purchased technology	(209,308)	(164,231)
Customer lists	(745,945)	(625,591)
	(993,111)	(826,519)
Net intangible assets subject to amortization	1,870,736	2,021,001
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	752,983	741,871
	$2,623,719	$2,762,872
Amortization expense was $154.0 million, $132.6 million and $114.1 for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization expense for each of the next five years is expected to approximate $154 million per year, not considering the impact of potential future acquisitions.
8. Other Consolidated Balance Sheet Information

	December 31,
	2020	2019
	(In thousands)
INVENTORIES, NET
Finished goods and parts	$81,619	$99,773
Work in process	102,945	118,240
Raw materials and purchased parts	374,607	406,554
	$559,171	$624,567
PROPERTY, PLANT AND EQUIPMENT, NET
Land	$33,382	$33,516
Buildings	302,158	295,891
Machinery and equipment	1,119,419	1,074,643
	1,454,959	1,404,050
Less: Accumulated depreciation	(928,429)	(855,142)
	$526,530	$548,908

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2020	2019
	(In thousands)
ACCRUED LIABILITIES AND OTHER
Employee compensation and benefits	$124,347	$137,951
Product warranty obligation	27,839	27,611
Realignment	32,904	23,825
Short term lease liability	44,948	43,025
Liabilities held for sale	—	23,405
Other	119,694	108,263
	$349,732	$364,080
9. Income Taxes
The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2020	2019	2018
	(In thousands)
Income before income taxes:
Domestic	$810,844	$766,436	$555,077
Foreign	271,465	303,312	432,668
Total	$1,082,309	$1,069,748	$987,745
Provision for income taxes:
Current:
Federal	$126,427	$88,526	$204,712
Foreign	61,672	81,452	51,686
State	19,932	19,093	27,096
Total current	208,031	189,071	283,494
Deferred:
Federal	(1,254)	18,005	(62,095)
Foreign	(4,072)	(29)	(3,872)
State	7,165	1,404	(7,715)
Total deferred	1,839	19,380	(73,682)
Total provision	$209,870	$208,451	$209,812

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Significant components of the deferred tax (asset) liability were as follows at December 31:

	2020	2019
	(In thousands)
Non-current deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation (1)	$46,023	$45,747
Reserves not currently deductible	(61,872)	(44,239)
Pensions	39,256	39,820
Differences in basis of intangible assets and accelerated amortization	565,661	537,534
Net operating loss carryforwards	(26,767)	(41,782)
Share-based compensation	(13,780)	(12,060)
Foreign Tax Credit Carryforwards	(261)	(333)
Unremitted earnings	10,657	12,977
Other	(43,507)	(20,889)
	515,410	516,775
Less: Valuation allowance	5,965	7,146
	521,375	523,921
Portion included in non-current assets	12,103	12,219
Gross non-current deferred tax liability	$533,478	$536,140
______________________
(1)Presented net of deferred tax asset of approximately $32.4 million and $35.1 million at December 31, 2020 and 2019, respectively, associated with ASC 842.

The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2020	2019	2018
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	2.3	1.8	1.2
Foreign operations, net	(1.4)	(0.9)	(0.1)
U.S. Benefits for Manufacturing, Export and credits	(1.9)	(2.0)	(1.8)
Uncertain Tax Items	(1.3)	(1.0)	1.7
Stock compensation	(1.0)	(1.5)	(0.5)
Net deferred tax revaluation	—	—	(0.1)
US Tax on Foreign Earnings	2.1	2.3	(0.1)
Other	(0.4)	(0.2)	(0.1)
Consolidated effective tax rate	19.4%	19.5%	21.2%
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”). During 2018 the Company finalized the calculations of the Tax Act transitional tax items and reported a favorable $11.8 million tax benefit of which $10.4 million relates to the one-time mandatory deemed repatriation tax and $1.4 million relates to the remeasurement of the net deferred tax liabilities in the U.S. for the impact of the lower tax rates. The Company elected to pay the cash tax cost of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries over an eight-year period. As of December 31, 2020, the Company has a remaining cash tax obligation of $35.9 million, of which none is payable within the next twelve months.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company has evaluated the impact of the global intangible low-taxed income (“GILTI”) section of the Tax Act and has made a tax accounting policy election to record the annual tax cost of GILTI as a current period expense when incurred and, as such, will not be measuring an impact of GILTI in its determination of deferred taxes.
As a result of the one-time mandatory deemed repatriation and the taxable inclusions under the GILTI provisions of the Tax Act, the Company has approximately $482.0 million in previously taxed income (“PTI”) as of December 31, 2020 which can be repatriated without incremental U.S. Federal tax. The Company intends to reinvest its earnings indefinitely in operations outside the United States except to the extent of the PTI. There has been no provision for U.S. deferred income taxes for the undistributed earnings over PTI of approximately $411.0 million and $714.0 million at December 31, 2020 and 2019 respectively because determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.
As of December 31, 2020, and 2019, the Company recorded deferred income taxes totaling $10.7 million and $13.0 million respectively in state income and foreign withholding taxes expected to be incurred when the cash amounts related to the mandatory tax are ultimately repatriated to the U.S.
The Company is acquisitive and at times acquires entities with tax attributes (net operating losses or tax credits) that carry over to post-acquisition tax periods of the Company. At December 31, 2020, the Company had tax effected benefits of $26.8 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $14.5 million for federal income tax purposes with no valuation allowance, $10.7 million for state income tax purposes with no valuation allowance and $1.6 million for foreign income tax purposes with a valuation allowance of $1.6 million. These net operating loss carryforwards, if not used, will expire between 2021 and 2040.
At December 31, 2020, the Company had tax effected benefits of $10.9 million related to tax credit carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes tax credit carryforwards of $3.4 million for federal income tax purposes with a valuation allowance of $1.2 million, $7.5 million for state income tax purposes with a valuation allowance of $2.0 million, and no remaining credit carryforwards for foreign income tax purposes. These tax credit carryforwards, if not used, will expire between 2021 and 2040.
The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to the deferred tax assets established for state non-deductible interest expense and federal and state credit carryforwards. In 2020, the Company recorded a decrease of $1.2 million in the valuation allowance of which $1.2 million relates to foreign losses that were utilized. There are no material uncertainties related to the realization of any deferred tax assets and their realization does not materially depend on specific tax planning strategies being implemented or changes in future levels of expected profits.
At December 31, 2020, the Company had gross unrecognized tax benefits of $100.7 million, of which $60.6 million, if recognized, would impact the effective tax rate. At December 31, 2019, the Company had gross unrecognized tax benefits of $109.1 million, of which $65.9 million, if recognized, would impact the effective tax rate.
At December 31, 2020 and 2019, the Company reported $11.6 million and $14.2 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2020, the Company recognized a net benefit of $2.6 million, and net expense of $0.2 million and $8.9 million in 2019 and 2018, respectively, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.
Approximately 73% of the Company’s overall tax liability is incurred in the United States. The Company files income tax returns in various other state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
six years in these jurisdictions. At December 31, 2020, there were no tax years currently under examination by the Internal Revenue Service (“IRS”) related to the U.S. consolidated tax group, although a separate examination of a pre-acquisition net operating loss is ongoing related to a recently acquired company for which no material liability is expected. The Company has two separate ongoing examinations in Germany for tax years 2015-2017 for which no material liability is expected. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.
During 2020, the Company added $24.3 million of tax, interest and penalties related to identified uncertain tax positions and reversed $35.3 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2019, the Company added $25.4 million of tax, interest and penalties related to identified uncertain tax positions and reversed $35.4 million of tax and interest related to statute expirations and settlement of prior uncertain positions.
The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2020	2019	2018
	(In millions)
Balance at the beginning of the year	$109.1	$119.3	$60.3
Additions for tax positions related to the current year	15.6	17.5	21.8
Additions for tax positions of prior years	6.2	2.8	53.5
Reductions for tax positions of prior years	(0.3)	(1.3)	(3.9)
Reductions related to settlements with taxing authorities	(0.5)	(0.9)	—
Reductions due to statute expirations	(29.4)	(28.3)	(12.4)
Balance at the end of the year	$100.7	$109.1	$119.3
The additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain higher transfer pricing risks for hard to value intangible assets. The reductions above primarily relate to statute expirations. At December 31, 2020, tax, interest and penalties of $110.7 million were classified as a non-current liability. The net change in uncertain tax positions for the year ended December 31, 2020 resulted in a decrease to income tax expense of $4.8 million, which reflects the decrease of $8.4 million in gross uncertain tax positions less offsetting benefits reported as decreases to deferred tax liabilities or increases in long-term taxes receivable.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10. Debt
Long-term debt, net consisted of the following at December 31:

	2020	2019
	(In thousands)
U.S. dollar 3.73% senior notes due September 2024	$300,000	$300,000
U.S. dollar 3.91% senior notes due June 2025	50,000	50,000
U.S. dollar 3.96% senior notes due August 2025	100,000	100,000
U.S. dollar 4.18% senior notes due December 2025	275,000	275,000
U.S. dollar 3.83% senior notes due September 2026	100,000	100,000
U.S. dollar 4.32% senior notes due December 2027	250,000	250,000
U.S. dollar 4.37% senior notes due December 2028	50,000	50,000
U.S. dollar 3.98% senior notes due September 2029	100,000	100,000
U.S. dollar 4.45% senior notes due August 2035	50,000	50,000
British pound 4.68% senior note due September 2020	—	106,140
British pound 2.59% senior note due November 2028	204,880	199,011
British pound 2.70% senior note due November 2031	102,433	99,508
Euro 1.34% senior notes due October 2026	366,806	336,797
Euro 1.71% senior notes due December 2027	91,706	84,202
Euro 1.53% senior notes due October 2028	244,572	224,553
Swiss franc 2.44% senior note due December 2021	62,190	56,830
Revolving credit facility borrowings	72,145	384,816
Other, principally foreign	—	9,234
Less: Debt issuance costs	(6,007)	(7,350)
Total debt, net	2,413,725	2,768,741
Less: Current portion, net	(132,284)	(497,449)
Total long-term debt, net	$2,281,441	$2,271,292
Maturities of long-term debt borrowings outstanding at December 31, 2020 were as follows: none in 2022; none in 2023; $300.0 million in 2024; $425.0 million in 2025; $466.8 million in 2026; and $1,089.6 million in 2027 and thereafter.
In the third quarter of 2020, the Company paid in full, at maturity, an 80 million British pound ($106.4 million) in aggregate principal amount of 4.68% senior note.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In December 2007, the Company issued $100 million in aggregate principal amount of 6.30% private placement senior notes due December 2019 (paid in full, at maturity, as previously noted). In September 2014, the Company issued $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. In June 2015, the Company issued $50 million in aggregate principal amount of 3.91% senior notes due June 2025. In August 2015, the Company issued $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035.
In September 2010, the Company issued an 80 million British pound 4.68% senior note due September 2020 (paid in full, at maturity, as previously noted). In December 2011, the Company issued a 55 million Swiss franc ($62.2 million at December 31, 2020) 2.44% senior note due December 2021. In October 2016, the Company issued 300 million Euros ($366.8 million at December 31, 2020) in aggregate principal amount of 1.34% senior notes due October 2026 and 200 million Euros ($244.6 million at December 31, 2020) in aggregate principal amount of 1.53% senior notes due October 2028. In November 2016, the Company issued 150 million British pounds ($204.9 million at December 31, 2020) in aggregate principal amount of 2.59% senior notes due November 2028 and 75 million British pounds ($102.4 million at December 31, 2020) in aggregate principal amount of 2.70% senior notes due November 2031.
In October 2018, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing $850 million revolving credit facility, which was due to expire in March 2021. The Credit Agreement consists of a five years revolving credit facility in an aggregate principal amount of $1.5 billion with a final maturity date in October 2023. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $500 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The revolving credit facility provides the Company with additional financial flexibility to support its growth plans, including its acquisition strategy. At December 31, 2020, the Company had available borrowing capacity of $1,897.7 million under its revolving credit facility, including the $500 million accordion feature.
Interest rates on outstanding borrowings under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At December 31, 2020 and 2019 the Company had $72.1 million and $384.8 million of borrowings outstanding under the revolving credit facility, respectively. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2020 and 2019 was 1.84% and 1.13%, respectively. The Company had outstanding letters of credit primarily under the revolving credit facility totaling $30.2 million and $34.9 million at December 31, 2020 and 2019, respectively.
The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2020.
Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $53.0 million and $52.2 million at December 31, 2020 and 2019, respectively. At December 31, 2020, foreign subsidiaries had no debt borrowings outstanding. At December 31, 2019, foreign subsidiaries had debt borrowings outstanding totaling $9.2 million, which was reported in short-term borrowings.
The weighted average interest rate on total debt borrowings outstanding at December 31, 2020 and 2019 was 3.0% and 3.5%, respectively.
11. Share-Based Compensation
Under the terms of the Company’s stockholder-approved share-based plans, performance restricted stock units (“PRSUs”), incentive and non-qualified stock options and restricted stock have been, and may be, issued to the

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Total share-based compensation expense was as follows for the years ended December 31:

	2020	2019	2018
	(In thousands)
Stock option expense	$13,695	$12,810	$11,390
Restricted stock expense	17,997	16,169	14,400
PRSU expense	9,873	11,415	1,525
Total pre-tax expense	$41,565	$40,394	$27,315
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
Stock Options
The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2020	2019	2018
Expected volatility	22.2%	19.1%	17.3%
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate	0.52%	2.25%	2.81%
Expected dividend yield	1.14%	0.66%	0.76%
Black-Scholes-Merton fair value per stock option granted	$11.01	$16.85	$14.12
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
The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	4,303	$62.50
Granted	963	63.37
Exercised	(1,191)	53.46
Forfeited	(121)	71.64
Expired	(4)	56.75
Outstanding at the end of the year	3,950	$65.16	6.0	$220.3
Exercisable at the end of the year	2,044	$60.80	4.1	$123.0
The aggregate intrinsic value of stock options exercised during 2020, 2019 and 2018 was $63.7 million, $88.2 million and $23.9 million, respectively. The total fair value of stock options vested during 2020, 2019 and 2018 was $12.9 million, $11.8 million and $10.1 million, respectively.
The following is a summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested stock options outstanding at the beginning of the year	2,066	$14.17
Granted	963	11.01
Vested	(1,002)	12.90
Forfeited	(121)	12.45
Non-vested stock options outstanding at the end of the year	1,906	$13.34
As of December 31, 2020, there was approximately $14 million of expected future pre-tax compensation expense related to the 1.9 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the Company’s non-vested restricted stock activity and related information for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at the beginning of the year	561	$72.46
Granted	381	80.27
Vested	(201)	71.37
Forfeited	(40)	75.12
Non-vested restricted stock outstanding at the end of the year	701	$76.86
The total fair value of restricted stock vested during 2020, 2019 and 2018 was $14.4 million, $25.2 million and $11.6 million, respectively. The weighted average fair value of restricted stock granted per share during 2020 and 2019 was $80.27 and $85.81, respectively. As of December 31, 2020, there was approximately $33 million of expected future pre-tax compensation expense related to the 0.7 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than two years.
Performance Restricted Stock Units
The PRSUs vest over a period up to three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1 of the year of grant through December 31 of the third year. Half of the PRSUs are valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the number of awards expected to vest at each reporting date. The other half of the PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies, which represents a market condition. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period.
The following is a summary of the Company’s non-vested performance restricted stock activity and related information for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at the beginning of the year	148	$80.57
Granted	119	63.37
Vested	—	—
Forfeited	(3)	73.35
Non-vested performance restricted stock outstanding at the end of the year	264	$72.90
As of December 31, 2020, there was approximately $4 million of expected future pre-tax compensation expense related to the 0.3 million non-vested performance restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
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
The Company maintains contributory and non-contributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $6 million to $10 million to its worldwide defined benefit pension plans in 2021.
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
The Company has non-qualified unfunded retirement plans for certain Directors and retired employees. It also provides supplemental retirement benefits, through contractual arrangements and/or a Supplemental Executive Retirement Plan (“SERP”) covering certain current and former executives of the Company. These supplemental benefits are designed to compensate the executive for retirement benefits that would have been provided under the Company’s primary retirement plan, except for statutory limitations on compensation that must be taken into account under those plans. The projected benefit obligations of the SERP and the contracts will primarily be funded by a grant of shares of the Company’s common stock upon retirement or termination of the executive. The Company is providing for these obligations by charges to earnings over the applicable periods.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:
U.S. Defined Benefit Pension Plans:

	2020	2019
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$510,514	$471,506
Service cost	3,015	3,248
Interest cost	17,235	20,287
Actuarial losses (gains)	32,963	46,269
Gross benefits paid	(31,370)	(30,796)
Net projected benefit obligation at the end of the year	$532,357	$510,514
Change in plan assets:
Fair value of plan assets at the beginning of the year	$621,632	$552,187
Actual return on plan assets	71,281	99,573
Employer contributions	755	668
Gross benefits paid	(31,370)	(30,796)
Fair value of plan assets at the end of the year	$662,298	$621,632

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Foreign Defined Benefit Pension Plans:

	2020	2019
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$311,783	$268,763
Service cost	4,246	3,307
Interest cost	5,376	6,692
Foreign currency translation adjustments	13,955	9,042
Employee contributions	92	110
Actuarial losses (gains)	27,055	35,021
Expenses paid from assets	(838)	(747)
Gross benefits paid	(10,615)	(8,421)
Settlements	—	(1,984)
Plan amendments	530	—
Net projected benefit obligation at the end of the year	$351,584	$311,783
Change in plan assets:
Fair value of plan assets at the beginning of the year	$224,347	$196,801
Actual return on plan assets	20,966	25,391
Employer contributions	8,772	4,941
Employee contributions	92	110
Foreign currency translation adjustments	8,011	8,256
Expenses paid from assets	(838)	(747)
Settlements	—	(1,984)
Gross benefits paid	(10,615)	(8,421)
Fair value of plan assets at the end of the year	$250,735	$224,347
The projected benefit obligation assumptions impacting net actuarial losses (gains) consist of changes in discount and mortality rates, as well as changes in plan experience. A significant component of the decrease in actuarial losses in 2020 for both the U.S. and Foreign Defined Benefit Plans was the change in discount rates.
The accumulated benefit obligation consisted of the following at December 31:
U.S. Defined Benefit Pension Plans:

	2020	2019
	(In thousands)
Funded plans	$515,667	$493,756
Unfunded plans	4,494	5,213
Total	$520,161	$498,969
Foreign Defined Benefit Pension Plans:

	2020	2019
	(In thousands)
Funded plans	$295,998	$264,675
Unfunded plans	53,090	45,315
Total	$349,088	$309,990

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Weighted average assumptions used to determine benefit obligations at December 31:

	2020	2019
U.S. Defined Benefit Pension Plans:
Discount rate	2.69%	3.45%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	1.27%	1.83%
Rate of compensation increase (where applicable)	2.50%	2.50%
The following is a summary of the fair value of plan assets for U.S. plans at December 31:

	2020			2019
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Corporate debt instruments	$3,442	$—	$3,442	$3,152	$—	$3,152
Corporate debt instruments – Preferred	12,196	—	12,196	10,781	—	10,781
Corporate stocks – Common	62,897	62,897	—	127,221	127,221	—
Municipal bonds	876		876	574	—	574
Registered investment companies	236,530	236,530	—	288,076	288,076	—
U.S. Government securities	526	—	526	240	—	240
Total investments	316,467	299,427	17,040	430,044	415,297	14,747
Investments measured at net asset value	345,831	—	—	191,588	—	—
Total investments	$662,298	$299,427	$17,040	$621,632	$415,297	$14,747
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
The expected long-term rate of return on these plan assets was 7.00% in 2020 and 7.50% in 2019. Equity securities included 384,788 shares of AMETEK, Inc. common stock with a market value of $46.5 million (7.0% of total plan investment assets) at December 31, 2020 and 384,788 shares of AMETEK, Inc. common stock with a market value of $38.4 million (6.2% of total plan investment assets) at December 31, 2019.
The objectives of the Company’s U.S. defined benefit plans’ investment strategy are to maximize the plans’ funded status and minimize Company contributions and plan expense. Because the goal is to optimize returns over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and mutual fund markets provide poor returns, an allocation to alternative assets may be made to improve the overall portfolio’s diversification and return potential. The Company periodically reviews its asset allocation, taking into consideration plan liabilities, plan benefit payment streams and the investment strategy

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges and is re-balanced when necessary. The target allocations for the U.S. defined benefits plans are approximately 50% equity securities, 20% fixed income securities and 30% other securities and/or cash.
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
The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31:

	2020		2019
Asset Class	Total	Level 3	Total	Level 3
	(In thousands)
Life insurance	$20,908	$20,908	$19,298	$19,298
Total investments	20,908	20,908	19,298	19,298
Investments measured at net asset value	229,827	—	205,049	—
Total investments	$250,735	$20,908	$224,347	$19,298
Life insurance assets are considered level 3 investments as their values are determined by the sponsor using unobservable market data.
Life insurance assets categorized as level 3 are valued based on unobservable inputs and cannot be corroborated using verifiable observable market data. Investments in level 3 funds are redeemable, however, cash reimbursement may be delayed, or a portion held back until asset finalization.
The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2018	$18,685
Actual return on assets:
Unrealized losses relating to instruments still held at the end of the year	$613
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2019	$19,298
Actual return on assets:
Unrealized gains (losses) relating to instruments still held at the end of the year	$1,610
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2020	$20,908

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return for U.S. plans is 6.75% and 5.47% for foreign plans in 2021.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:
U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2020	2019	2020	2019
	(In thousands)
Benefit obligation	$6,842	$7,119	$6,842	$7,119
Fair value of plan assets	1,155	958	1,155	958
Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2020	2019	2020	2019
	(In thousands)
Benefit obligation	$349,762	$311,783	$347,267	$309,990
Fair value of plan assets	248,914	224,347	248,914	224,347

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2020	2019
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$913,034	$845,979
Projected benefit obligation	(883,940)	(822,297)
Funded status at the end of the year	$29,094	$23,682
Amounts recognized in the consolidated balance sheet consisted of:
Non-current asset for pension benefits (other assets)	$135,628	$117,278
Current liabilities for pension benefits	(2,174)	(1,954)
Non-current liability for pension benefits	(104,360)	(91,642)
Net amount recognized at the end of the year	$29,094	$23,682
The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2020	2019
	(In thousands)
Net actuarial loss	$249,468	$242,696
Prior service costs	4,247	4,189
Transition asset	5	6
Total recognized	$253,720	$246,891
The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31

	2020	2019	2018
	(In thousands)
Defined benefit plans:
Service cost	$7,261	$6,556	$6,879
Interest cost	22,611	26,979	25,678
Expected return on plan assets	(54,629)	(52,402)	(59,325)
Settlement	—	739	—
Amortization of:
Net actuarial loss	15,479	15,685	12,092
Prior service costs	486	484	(49)
Transition asset	1	1	1
Total net periodic benefit income	(8,791)	(1,958)	(14,724)

Other plans:
Defined contribution plans	30,829	32,508	28,829
Foreign plans and other	7,902	9,406	6,185
Total other plans	38,731	41,914	35,014
Total net pension expense	$29,940	$39,956	$20,290
The total net periodic benefit expense (income) is included in Cost of sales, General and administrative expense and Other income and expense in the consolidated statement of income.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following weighted average assumptions were used to determine the above net periodic pension benefit income for the years ended December 31:

	2020	2019	2018
U.S. Defined Benefit Pension Plans:
Discount rate	3.45%	4.40%	4.40%
Expected return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	1.83%	2.59%	2.59%
Expected return on plan assets	5.97%	6.52%	6.52%
Rate of compensation increase (where applicable)	2.50%	2.50%	2.50%
Estimated Future Benefit Payments
The estimated future benefit payments for U.S. and foreign plans are as follows: 2021 – $43.2 million; 2022 – $43.1 million; 2023 – $44.2 million; 2024 – $44.6 million; 2025 – $44.3 million; 2026 to 2030 - $220.9 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.
Postretirement Plans and Post employment Benefits
The Company provides limited postretirement benefits other than pensions for certain retirees and a small number of former employees. Benefits under these arrangements are not funded and are not significant.
The Company also provides limited post employment benefits for certain former or inactive employees after employment but before retirement. Those benefits are not significant in amount.
The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $25.1 million and $19.0 million at December 31, 2020 and 2019, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2020, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned”sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully accrued. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-deminimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at December 31, 2020 and 2019 were $32.4 million and $28.9 million, respectively, for both non-owned and owned sites. In 2020, the Company recorded $9.2 million in reserves. Additionally, in 2020 the Company spent $5.6 million on environmental matters and the reserve decreased $0.1 million due to foreign currency translation. The Company’s reserves for environmental liabilities at December 31, 2020 and 2019 included reserves of $7.4 million and $9.0 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Operating leases are included in right-of-use ("ROU") assets, accrued liabilities and other, and other long-term liabilities on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company has no material finance leases. The Company primarily leases buildings (real estate) and automobiles which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
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
Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the events, activities, or circumstances in the lease agreement on which those payments are assessed are probable. Variable lease payments are presented as operating expense in the Company’s income

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
statement in the same line item as expense arising from fixed lease payments. Cash used in operations for operating leases is not materially different than total lease costs.
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Our leases have initial lease terms ranging from 1 month to 14 years, with the exception of a single land lease with 63 years remaining. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	2020	2019
	(In thousands)
Operating lease cost	$44,498	$45,438
Variable lease cost	4,526	7,813
Total lease cost	$49,024	$53,251
Rental expense was $52.5 million in 2018.
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019
	(In thousands)
Right of use assets, net	$167,233	$179,679
Lease liabilities included in Accrued liabilities and other	44,948	43,025
Lease liabilities included in Other long-term liabilities	128,173	142,620
Total lease liabilities	$173,121	$185,645
Supplemental cash flow information and other information related to leases was as follows for the year ended December 31:

	2020	2019
	(In thousands)
Right-of-use assets obtained in exchange for new operating liabilities	$35,923	$40,793
Weighted-average remaining lease terms – operating leases (years)	5.44	5.93
Weighted-average discount rate – operating leases	3.40%	3.72%
Maturities of lease liabilities as of December 31, 2020 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
2021	$50,334
2022	41,651
2023	31,377
2024	21,354
2025	15,469
Thereafter	29,967
Total lease payments	190,152
Less: imputed interest	17,031
$173,121

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company does not have any significant leases that have not yet commenced.
Other Commitments
As of December 31, 2020, and 2019, the Company had $494.1 million and $505.2 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.
The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts outstanding at any particular point in time. At December 31, 2020, the maximum amount of future payment obligations relative to these various guarantees was $94.3 million and the outstanding liability under certain of those guarantees was $0.7 million.
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
EIG manufactures advanced instruments for the process, power and industrial, and aerospace markets. It provides process and analytical instruments for the oil and gas, petrochemical, pharmaceutical, semiconductor, automation, and food and beverage industries. EIG also provides instruments to the laboratory equipment, ultra-precision manufacturing, medical, and test and measurement markets. It makes power quality monitoring and metering devices, uninterruptible power supplies, programmable power equipment, electromagnetic compatibility test equipment and gas turbines sensors. EIG also provides dashboard instruments for heavy trucks and other vehicles, as well as instrumentation and controls for the food and beverage industries. It supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Reportable Segment Financial Information

	2020	2019	2018
	(In thousands)
Operating income and income before income taxes:
Segment operating income(1):
Electronic Instruments	$770,620	$865,307	$782,144
Electromechanical	324,962	387,931	363,765
Total segment operating income	1,095,582	1,253,238	1,145,909
Corporate administrative expenses	(67,698)	(75,858)	(70,369)
Consolidated operating income	1,027,884	1,177,380	1,075,540
Interest and other income (expenses), net	54,425	(107,632)	(87,795)
Consolidated income before income taxes	$1,082,309	$1,069,748	$987,745

Assets:
Electronic Instruments	$6,554,414	$6,651,920
Electromechanical	2,646,985	2,818,155
Total segment assets	9,201,399	9,470,075
Corporate	1,156,084	374,484
Consolidated assets	$10,357,483	$9,844,559

Additions to property, plant and equipment(2):
Electronic Instruments	$48,638	$74,994	$110,858
Electromechanical	26,381	42,924	42,461
Total segment additions to property, plant and equipment	75,019	117,918	153,319
Corporate	1,007	4,770	3,496
Consolidated additions to property, plant and equipment	$76,026	$122,688	$156,815

Depreciation and amortization:
Electronic Instruments	$174,494	$153,111	$121,709
Electromechanical	78,297	78,664	75,801
Total segment depreciation and amortization	252,791	231,775	197,510
Corporate	2,484	2,267	1,980
Consolidated depreciation and amortization	$255,275	$234,042	$199,490
___________________
(1)Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment but does not include interest expense.
(2)Includes $1.8 million in 2020, $20.3 million in 2019 and $74.6 million in 2018 from acquired businesses.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Geographic Areas
Information about the Company’s operations in different geographic areas for the years ended December 31, 2020 and 2019 is shown below.

	2020	2019
	(In thousands)
Long-lived assets from continuing operations (excluding intangible assets):
United States	$344,535	$370,144
International(1):
United Kingdom	55,519	57,675
European Union countries	82,256	78,500
Asia	14,066	12,869
Other foreign countries	30,154	29,720
Total international	181,995	178,764
Total consolidated	$526,530	$548,908
_________________
(1)Represents long-lived assets of foreign-based operations only.
16. Additional Consolidated Income Statement and Cash Flow Information
Included in other income (expense), net are interest and other investment income of $2.7 million, $4.6 million and $2.0 million for 2020, 2019 and 2018, respectively. Income taxes paid in 2020, 2019 and 2018 were $210.4 million, $221.6 million and $195.2 million, respectively. Cash paid for interest was $86.2 million, $84.9 million and $83.6 million in 2020, 2019 and 2018, respectively.
17. Stockholders’ Equity
In 2019, the Company repurchased approximately 133,000 shares of its common stock for $11.9 million in cash under its share repurchase authorization. On February 12, 2019, the Company’s Board of Directors approved an increase of $500 million in the authorization for the repurchase of the Company’s common stock. In 2020, the Company repurchased approximately 55,000 shares of its common stock for $4.7 million in cash under its share repurchase authorization. At December 31, 2020, $484.4 million was available under the Company’s Board of Directors authorization for future share repurchases.
Effective February 12, 2020, the Company’s Board of Directors approved a 29% increase in the quarterly cash dividend on the Company’s common stock to $0.18 per common share from $0.14 per common share.
At December 31, 2020, the Company held 36,227,061 shares in its treasury at a cost of $1,565.3 million, compared with 36,500,908 shares at a cost of $1,574.5 million at December 31, 2019. The number of shares outstanding at December 31, 2020 was 230.5 million shares, compared with 229.1 million shares at December 31, 2019.
Subsequent Event
Effective February 11, 2021, the Company's Board of Directors approved an 11% increase in the quarterly cash dividend on the Company's common stock to $0.20 per common share from $0.18 per common share.
18. Realignment Costs
During the year ended December 31, 2020, the Company recorded pre-tax realignment costs totaling $43.9 million, which had the effect of reducing net income by $33.6 million (0.15 per diluted share). The realignment costs were reported in the consolidated statement of income as follows: $43.7 million in Cost of sales and $0.2 million in

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Selling, general and administrative expenses. The realignment costs were reported in segment operating income as follows: $22.8 million in EIG, $20.9 million in EMG.
The realignment actions primarily related to a reduction in workforce and asset write-downs, the majority in inventory, in response to the weak global economy as a result of the COVID-19 pandemic. The realignment activities have been broadly implemented across the Company’s various businesses with substantially all actions are expected to be completed by mid-2021.
Accrued liabilities and other in the Company’s consolidated balance sheet included amounts related to the first quarter of 2020 realignment costs as follows (in millions):

Balance at December 31, 2019	$—
Pre-tax charges	43.9
Utilization	(21.2)
Foreign currency translation and other	0.4
Balance at December 31, 2020	$23.1

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2020. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Internal Control over Financial Reporting
Management’s report on the Company’s internal controls over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K.The report of the independent registered public accounting firm with respect to the effectiveness of internal control over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B.    Other Information
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
a)Directors of the Registrant.
Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
b)Executive Officers of the Registrant.
Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
c)Section 16(a) Compliance.
Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
d)Identification of the Audit Committee.
Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
e)Audit Committee Financial Experts.
Information concerning the audit committee financial experts of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
f)Corporate Governance/Nominating Committee.
Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Stockholder Proposals and Director Nominations for the 2022 Annual Meeting” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
g)Code of Ethics for Chief Executive Officer and Senior Financial Officers.
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
Item 11.    Executive Compensation
Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Compensation Committee Report,” “Compensation Tables” and “Potential Payments Upon Termination or Change

of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders is incorporated herein by reference.

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
(a)(3) Exhibits:

Exhibit Number	Description	Incorporated Herein by Reference to

3.1	Conformed Copy of Amended and Restated Certificate of Incorporation of AMETEK, Inc. as amended to and including May 9, 2019.	Exhibit 3.1 to Form 8-K, dated May 13, 2019, SEC File No. 1-12981.

3.2	By-Laws of AMETEK, Inc. as amended to and including November 9, 2018.	Exhibit 3.2 to Form 10-Q dated March 31, 2020, SEC File No. 1-12981.

4.3†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011 (the “2011 Plan”).	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.

4.4†	Amendment No. 1 to the 2011 Plan.	Exhibit 4.5 to 2012 Form 10-K, SEC File No. 1-12981.

4.5†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan	Exhibit 4.3 to Form S-8 dated May 8, 2020, No. 1-12981

10.1†	AMETEK, Inc. Retirement Plan for Directors, amended and restated effective January 1, 2005.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.2†	AMETEK, Inc. Director’s Deferred Compensation Plan, amended and restated as of October 1, 2018.	Exhibit 10.1 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.3†	AMETEK, Inc. Deferred Compensation Plan, amended and restated as of June 15, 2018.	Exhibit 10.1 to Form 10-Q dated June 30, 2018, SEC File No. 1-12981.

10.5†	AMETEK, Inc. 2004 Executive Death Benefit Plan, amended and restated effective January 1, 2017.	Exhibit 10.5 to 2016 Form 10-K, SEC File No. 1-12981.

10.6†	AMETEK, Inc. Directors’ Death Benefit Plan, effective January 1, 2005.	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.7†	Form of Executive Change of Control Separation Agreement between AMETEK, Inc. and a named executive.	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.8†	Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated May 8, 2017.	Exhibit 10.1 to Form 10-Q dated March 31, 2017, SEC File No. 1-12981.

10.9†	AMETEK, Inc. Retirement and Savings Plan, amended and restated as of September 4, 2018.	Exhibit 10.2 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.10†	AMETEK, Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2018.	Exhibit 10.3 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.11†	Form of Performance Restricted Stock Unit Agreement for Chief Executive Officer.	Exhibit 10.1 to Form 10-Q dated March 31, 2018, SEC File No. 1-12981.

10.12†	Form of Performance Restricted Stock Unit Agreement.	Exhibit 10.2 to Form 10-Q dated March 31, 2018, SEC File No. 1-12981.

10.13†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for non-employee Directors.	Exhibit 10.1 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.14†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for Chief Executive Officer.	Exhibit 10.2 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.15†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for Employees.	Exhibit 10.3 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.16†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Global Non-Qualified Stock Option Agreement for Employees.	Exhibit 10.4 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

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
Exhibit 10.4 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.24	AMETEK, Inc. Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 8-K dated October 2, 2014, SEC File No. 1-12981.

10.25	Amendment No. 1 to Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.26	AMETEK, Inc. Note Purchase Agreement, as of October 31, 2016.	Exhibit 10.1 to Form 8-K dated November 2, 2016, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to

10.27	AMETEK, Inc. 2018 Note Purchase Agreement, dated as of December 13, 2018.	Exhibit 10.1 to Form 8-K dated December 13, 2018, SEC File No. 1-12981.

21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

__________________
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
Date : February 18, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. ZAPICO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 18, 2021
David A. Zapico

/s/ WILLIAM J. BURKE	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	February 18, 2021
William J. Burke

/s/ THOMAS M. MONTGOMERY	Senior Vice President – Comptroller (Principal Accounting Officer)	February 18, 2021
Thomas M. Montgomery

/s/ THOMAS A. AMATO	Director	February 18, 2021
Thomas A. Amato

/s/ TOD E. CARPENTER	Director	February 18, 2021
Tod E. Carpenter

/s/ RUBY R. CHANDY	Director	February 18, 2021
Ruby R. Chandy

/s/ ANTHONY J. CONTI	Director	February 18, 2021
Anthony J. Conti

/s/ STEVEN W. KOHLHAGEN	Director	February 18, 2021
Steven W. Kohlhagen

/s/ GRETCHEN W. MCCLAIN	Director	February 18, 2021
Gretchen W. McClain

/s/ KARLEEN M. OBERTON	Director	February 18, 2021
Karleen M. Oberton

/s/ ELIZABETH R. VARET	Director	February 18, 2021
Elizabeth R. Varet

/s/ DENNIS K. WILLIAMS	Director	February 18, 2021
Dennis K. Williams