Form 10-Q
period 2021-03-31
AMETEK INC/
filed 2021-05-04
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 30, 2021 was 230,919,176 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$1,215,742	$1,202,218
Cost of sales	789,392	824,647
Selling, general and administrative	133,005	145,531
Total operating expenses	922,397	970,178
Operating income	293,345	232,040
Interest expense	(18,947)	(22,741)
Other (expense) income, net	(1,942)	141,776
Income before income taxes	272,456	351,075
Provision for income taxes	53,223	70,459
Net income	$219,233	$280,616
Basic earnings per share	$0.95	$1.23
Diluted earnings per share	$0.94	$1.22
Weighted average common shares outstanding:
Basic shares	230,435	228,962
Diluted shares	232,296	230,872
Dividends declared and paid per share	$0.20	$0.18
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Total comprehensive income	$210,826	$238,017
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,123,660	$1,212,822
Receivables, net	678,467	597,472
Inventories, net	604,321	559,171
Other current assets	167,045	153,005
Total current assets	2,573,493	2,522,470
Property, plant and equipment, net	549,313	526,530
Right of use assets, net	166,675	167,233
Goodwill	4,292,402	4,224,906
Other intangibles, net	2,700,848	2,623,719
Investments and other assets	297,152	292,625
Total assets	$10,579,883	$10,357,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$94,670	$132,284
Accounts payable	397,075	360,370
Customer advanced payments	236,299	194,633
Income taxes payable	61,917	38,896
Accrued liabilities and other	348,502	349,732
Total current liabilities	1,138,463	1,075,915
Long-term debt, net	2,256,910	2,281,441
Deferred income taxes	544,926	533,478
Other long-term liabilities	518,836	517,303
Total liabilities	4,459,135	4,408,137
Stockholders’ equity:
Common stock	2,678	2,676
Capital in excess of par value	928,412	921,752
Retained earnings	7,267,856	7,094,656
Accumulated other comprehensive loss	(512,875)	(504,468)
Treasury stock	(1,565,323)	(1,565,270)
Total stockholders’ equity	6,120,748	5,949,346
Total liabilities and stockholders’ equity	$10,579,883	$10,357,483
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Capital stock
Preferred stock, $0.01 par value	$—	$—
Common stock, $0.01 par value
Balance at the beginning of the period	2,676	2,662
Shares issued	2	2
Balance at the end of the period	2,678	2,664
Capital in excess of par value
Balance at the beginning of the period	921,752	832,821
Issuance of common stock under employee stock plans	(4,780)	(2,914)
Share-based compensation expense	11,440	7,848
Balance at the end of the period	928,412	837,755
Retained earnings
Balance at the beginning of the period	7,094,656	6,387,612
Net income	219,233	280,616
Cash dividends paid	(46,033)	(41,165)
Adoption of ASU 2016-13	—	(360)
Other	—	—
Balance at the end of the period	7,267,856	6,626,703
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(250,748)	(286,248)
Translation adjustments	(21,500)	(67,089)
Change in long-term intercompany notes	(6,895)	(5,501)
Net investment hedge instruments gain, net of tax of $(5,938) and $(9,117) for the quarter ended March 31, 2021 and 2020, respectively	18,358	28,308
Balance at the end of the period	(260,785)	(330,530)
Defined benefit pension plans:
Balance at the beginning of the period	(253,720)	(246,891)
Amortization of net actuarial loss and other, net of tax of $(527) and $(531) for the quarter ended March 31, 2021 and 2020, respectively	1,630	1,683
Balance at the end of the period	(252,090)	(245,208)
Accumulated other comprehensive loss at the end of the period	(512,875)	(575,738)
Treasury stock
Balance at the beginning of the period	(1,565,270)	(1,574,464)
Issuance of common stock under employee stock plans	7,944	9,184
Purchase of treasury stock	(7,997)	(101)
Balance at the end of the period	(1,565,323)	(1,565,381)
Total stockholders’ equity	$6,120,748	$5,326,003
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash provided by (used for):
Operating activities:
Net income	$219,233	$280,616
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	64,617	66,067
Deferred income taxes	8,095	(4,042)
Share-based compensation expense	11,440	7,848
Gain on sale of business	—	(141,020)
Gain on sale of facilities	—	(4,592)
Net change in assets and liabilities, net of acquisitions	(13,275)	71,199
Pension contributions	(2,038)	(1,505)
Other, net	(3,665)	(3,819)
Total operating activities	284,407	270,752
Investing activities:
Additions to property, plant and equipment	(17,537)	(16,931)
Purchases of businesses, net of cash acquired	(263,948)	(116,605)
Proceeds from sale of business	—	245,311
Proceeds from sale of facilities	—	5,463
Other, net	(3,017)	(1,681)
Total investing activities	(284,502)	115,557
Financing activities:
Net change in short-term borrowings	(32,950)	22,251
Proceeds from long-term borrowings	—	500,000
Repurchases of common stock	(7,997)	(101)
Cash dividends paid	(46,033)	(41,165)
Proceeds from stock option exercises	6,925	6,977
Other, net	(3,951)	(1,313)
Total financing activities	(84,006)	486,649
Effect of exchange rate changes on cash and cash equivalents	(5,061)	(12,606)
Increase in cash and cash equivalents	(89,162)	860,352
Cash and cash equivalents:
Beginning of period	1,212,822	393,030
End of period	$1,123,660	$1,253,382
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2021, the consolidated results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission.
2.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740. The Company prospectively adopted ASU 2019-12, effective January 1, 2021, and the adoption did not have a significant impact on the Company’s consolidated results of operations, financial position, cash flows and financial statement disclosures.
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2021	2020
	(In thousands)
Contract assets—January 1	$68,971	$73,039
Contract assets – March 31	71,415	80,796
Change in contract assets – increase	2,444	7,757
Contract liabilities – January 1	215,093	167,306
Contract liabilities – March 31	253,047	194,433
Change in contract liabilities – increase	(37,954)	(27,127)
Net change	$(35,510)	$(19,370)
The net change for the three months ended March 31, 2021 was primarily driven by the receipt of advance payments from customers exceeding the recognition of revenue as performance obligations were satisfied. For the three months ended March 31, 2021 and 2020, the Company recognized revenue of $132.0 million and $87.4 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At March 31, 2021 and December 31, 2020, $16.7 million and $20.5 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations exceeding one year as of March 31, 2021 and December 31, 2020 were $286.9 million and $300.8 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three months ended March 31:

	2021
	EIG	EMG	Total
	(In thousands)
United States	$388,901	$210,182	$599,083
International(1):
United Kingdom	21,947	30,051	51,998
European Union countries	103,665	95,297	198,962
Asia	197,561	61,194	258,755
Other foreign countries	78,850	28,094	106,944
Total international	402,023	214,636	616,659
Consolidated net sales	$790,924	$424,818	$1,215,742
________________
(1)    Includes U.S. export sales of $331.2 million.

	2020
	EIG	EMG	Total
	(In thousands)
United States	$406,545	$234,689	$641,234
International(1):
United Kingdom	14,793	33,138	47,931
European Union countries	105,676	88,766	194,442
Asia	164,745	43,830	208,575
Other foreign countries	82,466	27,570	110,036
Total international	367,680	193,304	560,984
Consolidated net sales	$774,225	$427,993	$1,202,218
______________
(1)    Includes U.S. export sales of $305.2 million.
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended March 31, 2021
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$576,559	$—	$576,559
Aerospace and power	214,365	122,173	336,538
Automation and engineered solutions	—	302,645	302,645
Consolidated net sales	$790,924	$424,818	$1,215,742

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

	Three months ended March 31, 2020
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$548,440	$—	$548,440
Aerospace and power	225,785	127,251	353,036
Automation and engineered solutions	—	300,742	300,742
Consolidated net sales	$774,225	$427,993	$1,202,218
Timing of Revenue Recognition

	Three months ended March 31, 2021
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$647,252	$383,031	$1,030,283
Products and services transferred over time	143,672	41,787	185,459
Consolidated net sales	$790,924	$424,818	$1,215,742

	Three months ended March 31, 2020
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$633,540	$379,059	$1,012,599
Products and services transferred over time	140,685	48,934	189,619
Consolidated net sales	$774,225	$427,993	$1,202,218
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
Changes in the accrued product warranty obligation were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at the beginning of the period	$27,839	$27,611
Accruals for warranties issued during the period	2,780	3,252
Settlements made during the period	(3,292)	(4,217)
Warranty accruals related to acquired businesses and other during the period	(99)	288
Balance at the end of the period	$27,228	$26,934
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
At March 31, 2021, the Company had $678.5 million of accounts receivable, net of allowances of $12.6 million. Changes in the allowance were not material for the three months ended March 31, 2021.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Weighted average shares:
Basic shares	230,435	228,962
Equity-based compensation plans	1,861	1,910
Diluted shares	232,296	230,872
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	Fair Value	Fair Value
	(In thousands)
Mutual fund investments	$12,281	$8,969
The fair value of mutual fund investments, which are valued as level 1 investments, was based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the three months ended March 31, 2021 and 2020, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2021 and 2020.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at March 31, 2021 and December 31, 2020 in the accompanying consolidated balance sheet.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,319,110)	$(2,446,945)	$(2,347,587)	$(2,550,956)
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
Foreign Currency
At March 31, 2020, the Company had a Canadian dollar forward contract for a total notional value of 24.0 million Canadian dollars and a British pound forward contract for a notional value of 10.0 million British pounds. For the three months ended March 31, 2020, realized and unrealized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as hedges.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2021, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At March 31, 2021, the Company had $310.5 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2021, the Company had $664.5 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $24.3 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2021.
7.    Inventories, net

	March 31, 2021	December 31, 2020
	(In thousands)
Finished goods and parts	$89,242	$81,619
Work in process	119,865	102,945
Raw materials and purchased parts	395,214	374,607
Total inventories, net	$604,321	$559,171

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)
8.    Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the three months ended March 31, 2021 and March 31, 2020. The Company's leases have initial lease terms ranging from two months to 14 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating lease cost	$11,517	$10,705
Variable lease cost	1,470	1,114
Total lease cost	$12,987	$11,819
Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Right of use assets, net	$166,675	$167,233
Lease liabilities included in Accrued Liabilities and other	45,116	44,948
Lease liabilities included in Other long-term liabilities	127,260	128,173
Total lease liabilities	$172,376	$173,121
Maturities of lease liabilities as of March 31, 2021 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2021	$37,906
2022	43,174
2023	33,486
2024	23,041
2025	16,794
Thereafter	26,476
Total lease payments	180,877
Less: imputed interest	8,501
$172,376
The Company does not have any significant leases that have not yet commenced.
9.    Acquisitions and Divestiture
Acquisitions
In March 2021, the Company spent $263.9 million in cash, net of cash acquired, to acquire Magnetrol International ("Magnetrol"), Crank Software, and EGS Automation ("EGS"). Magnetrol is a leading provider of level and flow control solutions for challenging process applications across a diverse set of end markets including medical, pharmaceutical, oil and gas, food and beverage, and general industrial. Crank Software is a leading provider of embedded graphical user interface software and services. EGS is an automation solutions provider that designs and manufactures highly engineered, customized robotic solutions used in critical applications for the medical, food and beverage, and general industrial markets. Magnetrol and Crank Software are part of EIG. EGS is part of EMG.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)

The following table represents the allocation of the purchase price for the net assets of the acquisitions based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$34.7
Goodwill	80.9
Other intangible assets	125.5
Net working capital and other(1)	22.8
Total cash paid	$263.9
________________
(1)Includes $18.0 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the 2021 acquisitions. Magnetrol's solutions combined with the Company’s existing Sensors, Test and Calibration business, becomes an industry leading differentiated sensor platform with a broad range of level and flow measurement solutions. Crank Software expands the Company's growing portfolio of software solutions. EGS complements the Company's existing Dunkermotoren business providing highly customizable engineering design and automation capabilities. The Company expects approximately all goodwill relating to the 2021 acquisitions will be tax deductible in future years.
At March 31, 2021, the purchase price allocated to other intangible assets of $125.5 million consists of $18.9 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $106.6 million of other intangible assets consists of $85.0 million of customer relationships, which are being amortized over a period of 18 to 20 years, and $21.6 million of purchased technology, which is being amortized over a period of 12 to 14 years. Amortization expense for each of the next five years for the 2021 acquisitions is expected to approximate $6 million per year.
The Company is in the process of finalizing the measurement of certain tangible and intangible assets and liabilities for its 2021 acquisitions including inventory, property, plant and equipment, goodwill, trade names, customer relationships and purchased technology, and the accounting for income taxes.
The acquisitions had an immaterial impact on reported net sales, net income and diluted earnings per share for the three months ended March 31, 2021. Had the acquisitions been made at the beginning of 2021 or 2020, unaudited pro forma net sales, net income and diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively, would not have been materially different than the amounts reported.
Divestiture
The Company completed its sale of Reading Alloys to Kymera International in March 2020 for net cash proceeds of $245.3 million. The sale resulted in a pretax gain of $141.0 million, recorded in Other income, net in the Consolidated Statement of Income, and income tax expense of approximately $31.4 million in connection with the sale. Reading Alloys revenue and costs were reported within the EMG segment through the date of sale.
Acquisitions Subsequent to March 31, 2021
In April 2021, the Company acquired NSI-MI Technologies for approximately $230.0 million in cash. NSI-MI has estimated annual sales of approximately $90 million. NSI-MI is a leading provider of radio frequency and microwave test and measurement systems for niche applications across the aerospace, defense, automotive, wireless communications, and research markets. NSI-MI has joined EIG.
In April 2021, the Company acquired Abaco Systems, Inc. for approximately $1,350.0 million in cash. Abaco has estimated annual sales of approximately $325 million. Abaco specializes in open-architecture computing and electronic systems for aerospace, defense, and specialized industrial markets and is a leading provider of mission critical embedded computing systems. Abaco has joined EIG.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2020	$3,050.3	$1,174.6	$4,224.9
Goodwill acquired	74.8	6.1	80.9
Purchase price allocation adjustments and other	1.9	—	1.9
Foreign currency translation adjustments	(9.9)	(5.4)	(15.3)
Balance at March 31, 2021	$3,117.1	$1,175.3	$4,292.4

11.    Income Taxes
At March 31, 2021, the Company had gross uncertain tax benefits of $110.1 million, of which $68.4 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2020	$100.7
Additions for tax positions	9.5
Reductions for tax positions	(0.1)
Balance at March 31, 2021	$110.1
The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2021 and 2020 were not significant.
The effective tax rate for the three months ended March 31, 2021 was 19.5%, compared with 20.1% for the three months ended March 31, 2020. The higher rate for 2020 reflects the gain on the sale of the Reading Alloys business, resulting in an additional $31.4 million of income tax expense, at an effective rate of 22.3%.

12.    Debt
Subsequent Event
On April 26, 2021, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Truist Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to add a new five-year, delayed draw, term loan for up to $800 million. The credit agreement places certain restrictions on allowable additional indebtedness.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)
13.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Stock option expense	$3,923	$3,373
Restricted stock expense	6,227	3,542
Performance restricted stock unit expense	1,290	933
Total pre-tax expense	$11,440	$7,848
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
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Expected volatility	24.2%	22.2%
Expected term (years)	5.0	5.0
Risk-free interest rate	0.85%	0.52%
Expected dividend yield	0.66%	1.14%
Black-Scholes-Merton fair value per stock option granted	$25.63	$11.01

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2020	3,950	$65.16
Granted	552	121.91
Exercised	(171)	55.22
Forfeited	(20)	70.87
Outstanding at March 31, 2021	4,311	$72.80	6.4	$236.8
Exercisable at March 31, 2021	2,180	$61.60	4.7	$144.1
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021 was $9.4 million. The total fair value of stock options vested during the three months ended March 31, 2021 was $3.4 million. As of March 31, 2021, there was approximately $22.8 million of expected future pre-tax compensation expense related to the 2.1

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)
million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2020	701	$76.86
Granted	146	121.91
Vested	(209)	61.57
Forfeited	(5)	84.46
Non-vested restricted stock outstanding at March 31, 2021	633	$92.25
The total fair value of restricted stock vested during the three months ended March 31, 2021 was $12.8 million. As of March 31, 2021, there was approximately $42.8 million of expected future pre-tax compensation expense related to the 0.6 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
Performance Restricted Stock Units
In March 2021, the Company granted performance restricted stock units ("PRSU") to officers and certain key management-level employees. The PRSUs vest over a period up to three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1 of the year of grant to December 31 of the third year. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results, which represents a performance condition. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the probable number of awards to vest at each reporting date.
The other half of the PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies, which represents a market condition. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period.
The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2020	264	$72.90
Granted	81	121.91
Performance assumption change [1]	39	78.20
Vested	(88)	78.20
Forfeited	(1)	67.43
Non-vested performance restricted stock outstanding at March 31, 2021	295	$85.43
1 Reflects the number of PRSUs above target levels based on the performance metrics.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)
As of March 31, 2021, there was approximately $12.9 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
14.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Defined benefit plans:
Service cost	$2,021	$1,950
Interest cost	4,567	5,636
Expected return on plan assets	(14,174)	(13,650)
Amortization of net actuarial loss and other	4,353	3,976
Pension income	(3,233)	(2,088)
Other plans:
Defined contribution plans	8,455	10,025
Foreign plans and other	2,234	2,041
Total other plans	10,689	12,066
Total net pension expense	$7,456	$9,978
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the three months ended March 31, 2021 and 2020, contributions to the Company’s defined benefit pension plans were $2.0 million and $1.5 million, respectively. The Company’s current estimate of 2021 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2021
(Unaudited)
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2021, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at March 31, 2021 and December 31, 2020 were $33.2 million and $32.4 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2021, the Company recorded $2.2 million in reserves. Additionally, the Company spent $1.4 million on environmental matters for the three months ended March 31, 2021. The Company’s reserves for environmental liabilities at March 31, 2021 and December 31, 2020 included reserves of $7.0 million and $7.4 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California. The Company has obtained indemnifications and other financial assurances from the former owners of HCC related to the costs of the required remedial activities.
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
The Company has been remediating groundwater contamination for several contaminants, including trichloroethylene (“TCE”), at a formerly owned site in El Cajon, California. Several lawsuits have been filed against the Company alleging damages resulting from the groundwater contamination, including property damages and funds for medical monitoring to detect causally related personal injury, and seeking compensatory and punitive damages. While the Company believes that it has good and valid defenses to each of these claims and intends to defend them vigorously if pursued through trial, the parties agreed to terms to globally settle the cases. After extensive negotiations, the Company finalized a global settlement of these lawsuits for an aggregate amount of $6.8 million, for which the Company had previously established reserves sufficient to cover this settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net sales:
Electronic Instruments	$790,924	$774,225
Electromechanical	424,818	427,993
Consolidated net sales	$1,215,742	$1,202,218
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$206,897	$171,271
Electromechanical	105,033	76,564
Total segment operating income	311,930	247,835
Corporate administrative expenses	(18,585)	(15,795)
Consolidated operating income	293,345	232,040
Interest expense	(18,947)	(22,741)
Other (expense) income, net	(1,942)	141,776
Consolidated income before income taxes	$272,456	$351,075

The Company expects benefits from the first quarter of 2021 acquisitions of Magnetrol International, Crank Software, and EGS Automation as well as the April 2021 acquisitions of NSI-MI Technologies and Abaco Systems, Inc. In addition, the Company also expects benefits from its Operational Excellence initiatives throughout 2021. While the ultimate duration and impact of the COVID-19 pandemic is unknown, the Company will continue to monitor and address the challenges of the pandemic throughout the remainder of the year.
Impact of COVID-19 Pandemic on our Business
The COVID-19 pandemic resulted in significant global economic disruption and had an adverse impact on the Company's financial results throughout 2020. Although the Company has begun to see a return of organic sales growth and strong order momentum during the three months ended March 31, 2021, aspects of its business continue to be affected by the COVID-19 pandemic as demand for some of its products is taking longer to recover, varying by geographic area and market. The Company has seen sequential improvement in its financial results since the third quarter of 2020, and as a result has eliminated certain of the temporary cost savings actions put in place in 2020. The Company continues to closely monitor its fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure it has the resources to meet its future needs.
The Company's top priority during this pandemic is the health and safety of its employees. All global manufacturing facilities remained fully operational during the first quarter and continue to operate with safety protocols in place to ensure the health and safety of its employees and communities. The Company will continue to evaluate the nature and extent of future impacts of the COVID-19 pandemic on its business. See Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K, for further discussion of the possible impact of the COVID-19 pandemic on our business.
Results of operations for the first quarter of 2021 compared with the first quarter of 2020
Net sales for the first quarter of 2021 were $1,215.7 million, an increase of $13.5 million or 1.1%, compared with net sales of $1,202.2 million for the first quarter of 2020. The increase in net sales for the first quarter of 2021 was due to a 1% increase in organic sales and a favorable 2% effect of foreign currency translation, partially offset by an unfavorable 2% from the Reading divestiture.

Total international sales for the first quarter of 2021 were $616.7 million or 50.7% of net sales, an increase of $55.7 million or 9.9%, compared with international sales of $561.0 million or 46.7% of net sales for the first quarter of 2020. The increase in international sales was primarily driven by strong demand in Asia during the quarter.
Orders for the first quarter of 2021 were a record $1,397.6 million, an increase of $187.6 million or 15.5%, compared with $1,210.0 million for the first quarter of 2020. The increase in orders for the first quarter of 2021 was due to a 9% increase in organic orders, a favorable 2% effect of foreign currency translation, a favorable 4% increase from acquisitions. As a result, the Company's backlog of unfilled orders at March 31, 2021 was a record $1,984.1 million, an increase of $181.9 million or 10.1% compared with $1,802.2 million at December 31, 2020.
Segment operating income for the first quarter of 2021 was $311.9 million, an increase of $64.1 million or 25.9%, compared with segment operating income of $247.8 million for the first quarter of 2020. Segment operating margins, as a percentage of net sales, increased to 25.7% for the first quarter of 2021, compared with 20.6% for the first quarter of 2020. The Company recorded realignment costs of $43.7 million in the first quarter of 2020 in response to the impact of a weak global economy as a result of the COVID-19 pandemic. The 2020 realignment costs were composed of $35.3 million in severance costs for a reduction in workforce and $8.4 million of asset write-downs, primarily inventory, which decreased operating margins by 370 basis points in the first quarter of 2020. Segment operating income and segment operating margins for the first quarter of 2021 were positively impacted by the increase in sales discussed above as well as the benefits of the Company's Operational Excellence initiatives, including the 2020 realignment actions.
Cost of sales for the first quarter of 2021 was $789.4 million or 64.9% of net sales, a decrease of $35.2 million or 4.3%, compared with $824.6 million or 68.6% of net sales for the first quarter of 2020. The first quarter of 2020 included the realignment costs discussed above.
Selling, general and administrative expenses for the first quarter of 2021 were $133.0 million or 10.9% of net sales, a decrease of $12.5 million or 8.6%, compared with $145.5 million or 12.1% of net sales for the first quarter of 2020. Selling, general and administrative expenses decreased primarily due to lower discretionary spending as a result of the COVID-19 pandemic.
Consolidated operating income was $293.3 million or 24.1% of net sales for the first quarter of 2021, an increase of $61.3 million or 26.4%, compared with $232.0 million or 19.3% of net sales for the first quarter of 2020.
Other expense, net was $1.9 million for the first quarter of 2021, compared with $141.8 million of other income, net for the first quarter of 2020, a change of $143.7 million. In March 2020, the Company completed the sale of its Reading Alloys business ("Reading") to Kymera International for net proceeds of $245.3 million in cash. The sale resulted in a pre-tax gain of $141.0 million recorded in other income, net in the first quarter of 2020. The first quarter of 2021 includes higher due diligence expense compared to first quarter of 2020.
The effective tax rate for the first quarter of 2021 was 19.5%, compared with 20.1% for the first quarter of 2020. The higher rate in 2020 was primarily due to the gain on the sale of the Reading Alloys business, resulting in an additional $31.4 million of income tax expense at an effective tax rate of 22.3%. See Note 11 to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Net income for the first quarter of 2021 was $219.2 million, a decrease of $61.4 million or 21.9%, compared with $280.6 million for the first quarter of 2020.
Diluted earnings per share for the first quarter of 2021 were $0.94, a decrease of $0.28 or 23.0%, compared with $1.22 per diluted share for the first quarter of 2020. In the first quarter of 2020, diluted earnings per share included $0.15 for the net realignment costs and $0.47 for the net gain on the sale of Reading.
Segment Results
EIG’s net sales totaled $790.9 million for the first quarter of 2021, an increase of $16.7 million or 2.2%, compared with $774.2 million for the first quarter of 2020. The net sales increase was due to a favorable 2% effect of foreign currency translation.
EIG’s operating income was $206.9 million for the first quarter of 2021, an increase of $35.6 million or 20.8%, compared with $171.3 million for the first quarter of 2020. EIG’s operating margins were 26.2% of net sales for the first quarter of 2021, compared with 22.1% for the first quarter of 2020. EIG’s first quarter of 2020 included $22.8 million of 2020 realignment costs, which decreased operating margins by 300 basis points. EIG's increase in operating income and operating margins were positively impacted by the benefits of the Company's Operational Excellence initiatives, including the 2020 realignment actions.
EMG’s net sales totaled $424.8 million for the first quarter of 2021, a decrease of $3.2 million or 0.7%, compared with $428.0 million for the first quarter of 2020. The net sales decrease was due to an unfavorable 5% impact from the Reading divestiture, partially offset by a 2% organic sales increase, as well as a favorable 2% effect of foreign currency translation.
EMG’s operating income was a record $105.0 million for the first quarter of 2021, an increase of $28.4 million or 37.1%, compared with $76.6 million for the first quarter of 2020. EMG’s operating margins were a record 24.7% of net sales for the first quarter of 2021, compared with 17.9% for the first quarter of 2020. EMG's first quarter of 2020 included $20.9 million of 2020 realignment costs, which decreased operating margins by 490 basis points. EMG’s increase in operating income and operating margins were positively impacted by the benefits of the Company's Operational Excellence initiatives, including the 2020 realignment actions.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $284.4 million for the first three months of 2021, an increase of $13.6 million or 5.0%, compared with $270.8 million for the first three months of 2020. The increase in cash provided by operating activities for the first three months of 2021 was primarily due to higher net income, net of the gain on sale of the Reading business in 2020, offset by higher working capital requirements.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $266.9 million for the first three months of 2021, compared with $253.8 million for the first three months of 2020. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $355.5 million for the first three months of 2021, compared with $439.2 million for the first three months of 2020, which included the gain on the sale of the Reading business. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $284.5 million for the first three months of 2021, compared with cash provided by investing activities of $115.6 million for the first three months of 2020. Additions to property, plant and equipment totaled $17.5 million for the first three months of 2021, compared with $16.9 million for the first three months of 2020. For the first three months of 2021, the Company paid $263.9 million, net of cash acquired, to purchase Magnetrol International, Crank Software, and EGS Automation, compared to $116.6 million, net of cash acquired, to purchase IntelliPower in the first three months of 2020. For the first three months of 2020, the Company received proceeds of $245.3 million from the sale of its Reading business.
Cash used by financing activities totaled $84.0 million for the first three months of 2021, compared with cash provided by financing activities of $486.6 million for the first three months of 2020. At March 31, 2021, total debt, net was $2,351.6 million, compared with $2,413.7 million at December 31, 2020. For the first three months of 2021, total borrowings decreased by $33.0 million, compared with a $522.3 million increase for the first three months of 2020. At March 31, 2021, the Company had available borrowing capacity of $1,930.2 million under its revolving credit facility, including the $500 million accordion feature.
The debt-to-capital ratio was 27.8% at March 31, 2021, compared with 28.9% at December 31, 2020. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 16.7% at March 31, 2021, compared with 16.8% at December 31, 2020. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first three months of 2021 included cash dividends paid of $46.0 million, compared with $41.2 million for the first three months of 2020. Effective February 11, 2021, the Company’s Board of Directors approved an 11% increase in the quarterly cash dividend on the Company’s common stock to $0.20 per common share from $0.18 per common share. Proceeds from stock option exercises were $6.9 million for the first three months of 2021, compared with $7.0 million for the first three months of 2020.
As a result of all of the Company’s cash flow activities for the first three months of 2021, cash and cash equivalents at March 31, 2021 totaled $1,123.7 million, compared with $1,212.8 million at December 31, 2020. At March 31, 2021, the

Company had $286.4 million in cash outside the United States, compared with $344.0 million at December 31, 2020. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Subsequent Events
In April 2021, the Company acquired NSI-MI Technologies and Abaco Systems, Inc. for approximately $1,580.0 million in cash. NSI-MI has estimated annual sales of approximately $90 million. NSI-MI is a leading provider of radio frequency and microwave test and measurement systems for niche applications across the aerospace, defense, automotive, wireless communications, and research markets. NSI-MI has joined EIG. Abaco has estimated annual sales of approximately $325 million. Abaco specializes in open-architecture computing and electronic systems for aerospace, defense, and specialized industrial markets and is a leading provider of mission critical embedded computing systems. Abaco has joined EIG.
On April 26, 2021, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Truist Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to add a new five-year, delayed draw, term loan for up to $800 million. The credit agreement places certain restrictions on allowable additional indebtedness. Through the date of this filing, the Company has not drawn on the $800 million term loan.
Critical Accounting Policies
The Company’s critical accounting policies are detailed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition of its Annual Report on Form 10-K for the year ended December 31, 2020. Primary disclosure of the Company’s significant accounting policies is also included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of its Annual Report on Form 10-K.
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

Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2021. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors

A disruption in, shortage of, or price increases for, supply of our components and raw materials may adversely impact our operations.

While we manufacture certain parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components, including semiconductor chips and other electronic components, from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, supplier’s allocation to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. In addition, our facilities, supply chains, distribution systems, and products may be impacted by natural or man-made disruptions, including armed conflict, damaging weather or other acts of nature, pandemics or other public health crises. A shutdown of, or inability to utilize, one or more of our facilities, our supply chain, or our distribution system could significantly disrupt our operations, delay production and shipments, our relationships and reputation with customers, suppliers, employees, stockholders and others, result in lost sales, result in the misappropriation or corruption of data, or result in legal exposure and large remediation or other expenses. Furthermore, certain items, including base metals and certain steel components, are available only from a limited number of suppliers and are subject to commodity market fluctuations. Shortages in raw materials or price increases therefore could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2021 to January 31, 2021	41,668	$124.09	41,668	$479,270,228
February 1, 2021 to February 28, 2021	638	121.62	638	479,192,635
March 1, 2021 to March 31, 2021	22,367	122.89	22,367	476,443,954
Total	64,673	123.65	64,673
________________
(1)    Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

Item 6. Exhibits

Exhibit Number	Description

10.1	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award for Chief Executive Officer

10.2	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award

10.3	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Chief Executive Officer

10.4	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Non-Employee Directors

10.5	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award

10.6	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award for Chief Executive Officer

10.7	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

	By:	/s/ THOMAS M. MONTGOMERY
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)
May 4, 2021