Form 10-Q
period 2021-09-30
AMETEK INC/
filed 2021-11-02
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 29, 2021 was 231,325,166 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$1,440,681	$1,126,942	$4,042,769	$3,341,082
Cost of sales	949,402	732,705	2,651,506	2,226,547
Selling, general and administrative	153,716	123,496	443,744	384,764
Total operating expenses	1,103,118	856,201	3,095,250	2,611,311
Operating income	337,563	270,741	947,519	729,771
Interest expense	(20,476)	(21,187)	(59,865)	(66,597)
Other income (expense), net	2,581	(1,479)	(3,775)	142,428
Income before income taxes	319,668	248,075	883,879	805,602
Provision for income taxes	62,208	43,494	175,507	154,188
Net income	$257,460	$204,581	$708,372	$651,414
Basic earnings per share	$1.11	$0.89	$3.07	$2.84
Diluted earnings per share	$1.10	$0.88	$3.04	$2.82
Weighted average common shares outstanding:
Basic shares	231,171	229,576	230,811	229,254
Diluted shares	233,000	231,460	232,712	230,904
Dividends declared and paid per share	$0.20	$0.18	$0.60	$0.54
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total comprehensive income	$240,076	$229,713	$688,575	$650,908
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$358,676	$1,212,822
Receivables, net	768,386	597,472
Inventories, net	738,688	559,171
Other current assets	196,065	153,005
Total current assets	2,061,815	2,522,470
Property, plant and equipment, net	597,488	526,530
Right of use assets, net	169,075	167,233
Goodwill	5,180,999	4,224,906
Other intangibles, net	3,344,855	2,623,719
Investments and other assets	325,463	292,625
Total assets	$11,679,695	$10,357,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$415,667	$132,284
Accounts payable	446,409	360,370
Customer advanced payments	287,404	194,633
Income taxes payable	66,017	38,896
Accrued liabilities and other	418,329	349,732
Total current liabilities	1,633,826	1,075,915
Long-term debt, net	2,238,920	2,281,441
Deferred income taxes	697,688	533,478
Other long-term liabilities	550,865	517,303
Total liabilities	5,121,299	4,408,137
Stockholders’ equity:
Common stock	2,686	2,676
Capital in excess of par value	986,317	921,752
Retained earnings	7,664,682	7,094,656
Accumulated other comprehensive loss	(524,265)	(504,468)
Treasury stock	(1,571,024)	(1,565,270)
Total stockholders’ equity	6,558,396	5,949,346
Total liabilities and stockholders’ equity	$11,679,695	$10,357,483
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,684	$2,668	$2,676	$2,662
Shares issued	2	3	10	9
Balance at the end of the period	2,686	2,671	2,686	2,671
Capital in excess of par value
Balance at the beginning of the period	964,791	860,771	921,752	832,821
Issuance of common stock under employee stock plans	10,098	18,989	29,544	27,886
Share-based compensation expense	11,428	10,825	35,021	29,878
Balance at the end of the period	986,317	890,585	986,317	890,585
Retained earnings
Balance at the beginning of the period	7,453,401	6,751,686	7,094,656	6,387,612
Net income	257,460	204,581	708,372	651,414
Cash dividends paid	(46,178)	(41,291)	(138,345)	(123,690)
Adoption of ASU 2016-13	—	—	—	(360)
Other	(1)	—	(1)	—
Balance at the end of the period	7,664,682	6,914,976	7,664,682	6,914,976
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(256,421)	(315,252)	(250,748)	(286,248)
Translation adjustments	(31,207)	46,922	(45,160)	(2,103)
Change in long-term intercompany notes	(5,475)	9,003	(11,041)	7,979
Net investment hedge instruments gain (loss), net of tax of $(5,715) and $10,459 for the quarter ended September 30, 2021 and 2020, and $(10,194) and $3,681 for the nine months ended September 30, 2021 and 2020, respectively	17,668	(32,476)	31,514	(11,431)
Balance at the end of the period	(275,435)	(291,803)	(275,435)	(291,803)
Defined benefit pension plans:
Balance at the beginning of the period	(250,460)	(243,525)	(253,720)	(246,891)
Amortization of net actuarial loss and other, net of tax of $(527) and $(531) for the quarter ended September 30, 2021 and 2020, and $(1,581) and $(1,593) for the nine months ended September 30, 2021 and 2020, respectively	1,630	1,683	4,890	5,049
Balance at the end of the period	(248,830)	(241,842)	(248,830)	(241,842)
Accumulated other comprehensive loss at the end of the period	(524,265)	(533,645)	(524,265)	(533,645)
Treasury stock
Balance at the beginning of the period	(1,570,696)	(1,569,908)	(1,565,270)	(1,574,464)
Issuance of common stock under employee stock plans	(143)	(414)	7,309	8,638
Purchase of treasury stock	(185)	(73)	(13,063)	(4,569)
Balance at the end of the period	(1,571,024)	(1,570,395)	(1,571,024)	(1,570,395)
Total stockholders’ equity	$6,558,396	$5,704,192	$6,558,396	$5,704,192
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2021	2020
Cash provided by (used for):
Operating activities:
Net income	$708,372	$651,414
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	214,494	190,398
Deferred income taxes	(7,209)	(4,532)
Share-based compensation expense	35,021	29,878
Gain on sale of business	(6,349)	(141,020)
Gain on sale of facilities	—	(7,523)
Net change in assets and liabilities, net of acquisitions	(60,947)	176,743
Pension contributions	(6,414)	(5,110)
Other, net	1,592	4,850
Total operating activities	878,560	895,098
Investing activities:
Additions to property, plant and equipment	(67,229)	(37,164)
Purchases of businesses, net of cash acquired	(1,839,664)	(116,509)
Proceeds from sale of business	12,000	245,311
Proceeds from sale of facilities	—	9,508
Other, net	(291)	(2,457)
Total investing activities	(1,895,184)	98,689
Financing activities:
Net change in short-term borrowings	286,126	109,997
Repayments of long-term borrowings	—	(102,947)
Repurchases of common stock	(13,063)	(4,569)
Cash dividends paid	(138,345)	(123,690)
Proceeds from stock option exercises	42,301	39,880
Other, net	(5,818)	(3,389)
Total financing activities	171,201	(84,718)
Effect of exchange rate changes on cash and cash equivalents	(8,723)	2,739
(Decrease) Increase in cash and cash equivalents	(854,146)	911,808
Cash and cash equivalents:
Beginning of period	1,212,822	393,030
End of period	$358,676	$1,304,838
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2021, the consolidated results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission.
2.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
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
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2021	2020
	(In thousands)
Contract assets—January 1	$68,971	$73,039
Contract assets – September 30	82,986	68,157
Change in contract assets – increase (decrease)	14,015	(4,882)
Contract liabilities – January 1	215,093	167,306
Contract liabilities – September 30	311,674	198,660
Change in contract liabilities – increase	(96,581)	(31,354)
Net change	$(82,566)	$(36,236)
The net change for the nine months ended September 30, 2021 was primarily driven by contract liabilities from the 2021 acquisitions' advance payments from customers. For the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $179.1 million and $120.6 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At September 30, 2021 and December 31, 2020, $24.3 million and $20.5 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations exceeding one year as of September 30, 2021 and December 31, 2020 were $545.3 million and $300.8 million, respectively. The increase was primarily driven by the 2021 acquisitions. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three and nine months ended September 30:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$509,075	$230,524	$739,599	$1,393,015	$666,618	$2,059,633
International(1):
United Kingdom	25,358	32,846	58,204	67,954	91,465	159,419
European Union countries	117,035	102,069	219,104	338,556	300,970	639,526
Asia	242,063	65,624	307,687	657,478	192,267	849,745
Other foreign countries	88,284	27,803	116,087	249,670	84,776	334,446
Total international	472,740	228,342	701,082	1,313,658	669,478	1,983,136
Consolidated net sales	$981,815	$458,866	$1,440,681	$2,706,673	$1,336,096	$4,042,769
________________
(1)    Includes U.S. export sales of $391.0 million and $1,087.3 million for the three and nine months ended September 30, 2021, respectively.

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$379,744	$198,440	$578,184	$1,125,046	$622,498	$1,747,544
International(1):
United Kingdom	11,488	28,657	40,145	39,708	84,547	124,255
European Union countries	97,028	78,851	175,879	282,605	246,944	529,549
Asia	188,254	47,496	235,750	514,189	138,862	653,051
Other foreign countries	71,858	25,126	96,984	208,931	77,752	286,683
Total international	368,628	180,130	548,758	1,045,433	548,105	1,593,538
Consolidated net sales	$748,372	$378,570	$1,126,942	$2,170,479	$1,170,603	$3,341,082
______________
(1)    Includes U.S. export sales of $303.2 million and $866.3 million for the three and nine months ended September 30, 2020, respectively.
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$661,243	$—	$661,243	$1,881,923	$—	$1,881,923
Aerospace and power	320,572	130,671	451,243	824,750	379,310	1,204,060
Automation and engineered solutions	—	328,195	328,195	—	956,786	956,786
Consolidated net sales	$981,815	$458,866	$1,440,681	$2,706,673	$1,336,096	$4,042,769

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$557,570	$—	$557,570	$1,589,550	$—	$1,589,550
Aerospace and power	190,802	116,126	306,928	580,929	347,510	928,439
Automation and engineered solutions	—	262,444	262,444	—	823,093	823,093
Consolidated net sales	$748,372	$378,570	$1,126,942	$2,170,479	$1,170,603	$3,341,082
Timing of Revenue Recognition

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$791,486	$413,062	$1,204,548	$2,206,252	$1,204,662	$3,410,914
Products and services transferred over time	190,329	45,804	236,133	500,421	131,434	631,855
Consolidated net sales	$981,815	$458,866	$1,440,681	$2,706,673	$1,336,096	$4,042,769

	Three months ended September 30, 2020			Nine months ended September 30, 2020
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$603,602	$346,237	$949,839	$1,762,310	$1,049,798	$2,812,108
Products and services transferred over time	144,770	32,333	177,103	408,169	120,805	528,974
Consolidated net sales	$748,372	$378,570	$1,126,942	$2,170,479	$1,170,603	$3,341,082
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
Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Balance at the beginning of the period	$27,839	$27,611
Accruals for warranties issued during the period	8,379	9,766
Settlements made during the period	(9,112)	(11,513)
Warranty accruals related to acquired businesses and other during the period	2,227	2,594
Balance at the end of the period	$29,333	$28,458
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
At September 30, 2021, the Company had $768.4 million of accounts receivable, net of allowances of $12.1 million. Changes in the allowance were not material for the three and nine months ended September 30, 2021.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Weighted average shares:
Basic shares	231,171	229,576	230,811	229,254
Equity-based compensation plans	1,829	1,884	1,901	1,650
Diluted shares	233,000	231,460	232,712	230,904
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	Fair Value	Fair Value
	(In thousands)
Mutual fund investments	$10,456	$8,969
The fair value of mutual fund investments, which are valued as level 1 investments, was based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the nine months ended September 30, 2021 and 2020, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2021 and 2020.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at September 30, 2021 and December 31, 2020 in the accompanying consolidated balance sheet.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt, net (including current portion)	$(2,302,585)	$(2,467,313)	$(2,347,587)	$(2,550,956)
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
Foreign Currency
At September 30, 2021, the Company had no foreign currency forward contracts outstanding. For the nine months ended September 30, 2021, the Company had no realized or unrealized gains or losses on foreign currency forward contracts. At September 30, 2020, the Company had a Canadian dollar forward contract for a total notional value of 24.0 million Canadian dollars and an immaterial unrealized gain outstanding. For the nine months ended September 30, 2020 realized and unrealized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as hedges.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2021, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At September 30, 2021, the Company had $303.0 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At September 30, 2021, the Company had $665.7 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $41.7 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2021.
7.    Inventories, net

	September 30, 2021	December 31, 2020
	(In thousands)
Finished goods and parts	$87,370	$81,619
Work in process	137,283	102,945
Raw materials and purchased parts	514,035	374,607
Total inventories, net	$738,688	$559,171

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)
8.    Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the nine months ended September 30, 2021 and 2020. The Company's leases have initial lease terms ranging from one month to 16 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Operating lease cost	$13,560	$10,715	$37,083	$31,704
Variable lease cost	1,737	1,611	4,609	3,701
Total lease cost	$15,297	$12,326	$41,692	$35,405
Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
	(In thousands)
Right of use assets, net	$169,075	$167,233
Lease liabilities included in Accrued Liabilities and other	47,803	44,948
Lease liabilities included in Other long-term liabilities	126,695	128,173
Total lease liabilities	$174,498	$173,121
Maturities of lease liabilities as of September 30, 2021 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2021	$13,886
2022	50,802
2023	41,065
2024	29,023
2025	21,312
Thereafter	40,161
Total lease payments	196,249
Less: imputed interest	21,751
$174,498
The Company does not have any significant leases that have not yet commenced.
9.    Acquisitions and Divestiture
Acquisitions
The Company spent $1,839.7 million in cash, net of cash acquired, to acquire Magnetrol International ("Magnetrol"), Crank Software, and EGS Automation ("EGS") in March 2021, and NSI-MI Technologies ("NSI-MI") and Abaco Systems, Inc. ("Abaco") in April 2021. Magnetrol is a leading provider of level and flow control solutions for challenging process applications across a diverse set of end markets including medical, pharmaceutical, oil and gas, food and beverage, and general industrial. Crank Software is a leading provider of embedded graphical user interface software and services. EGS is an automation solutions provider that designs and manufactures highly engineered, customized robotic solutions used in critical applications for the medical, food and beverage, and general industrial markets. NSI-MI is a leading provider of radio

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)
frequency and microwave test and measurement systems for niche applications across the aerospace, defense, automotive, wireless communications, and research markets. Abaco specializes in open-architecture computing and electronic systems for aerospace, defense, and specialized industrial markets and is a leading provider of mission critical embedded computing systems. Magnetrol, Crank Software, NSI-MI, and Abaco are part of EIG. EGS is part of EMG.

The following table represents the allocation of the purchase price for the net assets of the acquisitions based on the estimated fair values at acquisition (in millions):

	Abaco	Other Acquisitions	Total
	(in millions)
Property, plant and equipment	$56.2	$39.2	$95.4
Goodwill	737.9	244.7	982.6
Other intangible assets	616.9	252.8	869.7
Deferred income taxes	(122.2)	(30.5)	(152.7)
Net working capital and other(1)	57.1	(12.4)	44.7
Total cash paid	$1,345.9	$493.8	$1,839.7
________________
(1)Includes $66.2 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the 2021 acquisitions. Abaco's computing and electronic solutions expand and complement the Company's existing aerospace and defense businesses. NSI-MI strengthens the Company's test and measurement platform. Magnetrol's solutions combined with the Company’s existing Sensors, Test and Calibration business, becomes an industry leading differentiated sensor platform with a broad range of level and flow measurement solutions. Crank Software expands the Company's growing portfolio of software solutions. EGS complements the Company's existing Dunkermotoren business providing highly customizable engineering design and automation capabilities. The Company expects approximately $108 million of the goodwill relating to the 2021 acquisitions will be tax deductible in future years.
At September 30, 2021, the purchase price allocated to other intangible assets of $869.7 million consists of $116.1 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $753.6 million of other intangible assets consists of $569.9 million of customer relationships, which are being amortized over a period of 15 to 20 years, and $183.7 million of purchased technology, which is being amortized over a period of 11 to 20 years. Amortization expense for each of the next five years for the 2021 acquisitions is expected to approximate $41 million per year.
At September 30, 2021, the Company finalized the measurements of certain tangible and intangible assets and liabilities for its 2021 acquisitions of EGS and Crank Software, which had no material impact to the consolidated statement of income. The Company is in the process of finalizing the measurement of the intangible assets and certain tangible assets and liabilities, as well as accounting for income taxes, for its 2021 acquisitions of Abaco, Magnetrol, and NSI-MI.
The acquisitions had an immaterial impact on reported net income and diluted earnings per share for the three and nine months ended September 30, 2021. The acquisitions increased net sales by approximately 11% and 6% for the three and nine months ended September 30, 2021, respectively. Had the acquisitions been made at the beginning of 2021 or 2020, pro forma net income and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, would not have been materially different than the amounts reported. Pro forma net sales would not have been materially different than the amounts reported for the three and nine months ended September 30, 2021 and would have been approximately 10% higher than the reported amounts for the three and nine months ended September 30, 2020.
Divestiture
The Company completed its sale of Reading Alloys to Kymera International in March 2020 for net cash proceeds of $245.3 million. The sale resulted in a pretax gain of $141.0 million, recorded in Other income, net in the Consolidated

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)
Statement of Income, and income tax expense of approximately $31.4 million in connection with the sale. Reading Alloys revenue and costs were reported within the EMG segment through the date of sale.

10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2020	$3,050.3	$1,174.6	$4,224.9
Goodwill acquired from 2021 acquisitions	976.7	5.9	982.6
Purchase price allocation adjustments and other	1.9	—	1.9
Foreign currency translation adjustments	(15.9)	(12.5)	(28.4)
Balance at September 30, 2021	$4,013.0	$1,168.0	$5,181.0

11.    Income Taxes
At September 30, 2021, the Company had gross uncertain tax benefits of $156.6 million, of which $103.7 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2020	$100.7
Additions for tax positions	56.7
Reductions for tax positions	(0.8)
Balance at September 30, 2021	$156.6
The additions above primarily reflect the tax positions included as a component of goodwill for businesses recently acquired and foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2021 and 2020 were not significant.
The effective tax rate for the three months ended September 30, 2021 was 19.5%, compared with 17.5% for the three months ended September 30, 2020. The higher effective tax rate in 2021 is primarily due to an increase in the foreign rate differential related to the mix of earnings generated in higher taxed jurisdictions.

12.    Debt
On April 26, 2021, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to add a new five-year, delayed draw, term loan for up to $800 million. The credit agreement places certain restrictions on allowable additional indebtedness. At September 30, 2021, the Company had $150.0 million outstanding on the term loan.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)
13.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Stock option expense	$2,768	$3,331	$10,017	$10,330
Restricted stock expense	4,848	4,537	16,765	12,665
Performance restricted stock unit expense	3,812	2,957	8,239	6,883
Total pre-tax expense	$11,428	$10,825	$35,021	$29,878
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
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Expected volatility	24.2%	22.2%
Expected term (years)	5.0	5.0
Risk-free interest rate	0.85%	0.52%
Expected dividend yield	0.66%	1.14%
Black-Scholes-Merton fair value per stock option granted	$25.63	$11.01

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2020	3,950	$65.16
Granted	552	121.91
Exercised	(675)	60.32
Forfeited	(96)	84.03
Outstanding at September 30, 2021	3,731	$73.95	6.1	$186.8
Exercisable at September 30, 2021	2,410	$65.00	4.6	$142.2
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $40.7 million. The total fair value of stock options vested during the nine months ended September 30, 2021 was $13.7 million. As of

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)
September 30, 2021, there was approximately $16.4 million of expected future pre-tax compensation expense related to the 1.3 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2020	701	$76.86
Granted	153	122.51
Vested	(353)	68.29
Forfeited	(37)	93.97
Non-vested restricted stock outstanding at September 30, 2021	464	$97.07
The total fair value of restricted stock vested during the nine months ended September 30, 2021 was $24.1 million. As of September 30, 2021, there was approximately $32.6 million of expected future pre-tax compensation expense related to the 0.5 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)
The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2020	264	$72.90
Granted	81	121.91
Performance assumption change [1]	39	78.20
Vested	(88)	78.20
Forfeited	(5)	91.58
Non-vested performance restricted stock outstanding at September 30, 2021	291	$85.29
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of September 30, 2021, there was approximately $7.3 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
14.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Defined benefit plans:
Service cost	$2,009	$1,979	$6,060	$5,858
Interest cost	4,563	5,657	13,711	16,893
Expected return on plan assets	(14,172)	(13,681)	(42,567)	(40,889)
Amortization of net actuarial loss and other	7,550	4,008	16,282	11,915
Pension income	(50)	(2,037)	(6,514)	(6,223)
Other plans:
Defined contribution plans	7,792	7,068	24,208	23,975
Foreign plans and other	2,074	1,934	6,431	5,807
Total other plans	9,866	9,002	30,639	29,782
Total net pension expense	$9,816	$6,965	$24,125	$23,559
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the nine months ended September 30, 2021 and 2020, contributions to the Company’s defined benefit pension plans were $6.4 million and $5.1 million, respectively. The Company’s current estimate of 2021 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2021, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at September 30, 2021 and December 31, 2020 were $33.8 million and $32.4 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2021, the Company recorded $7.3 million in reserves. Additionally, the Company spent $5.9 million on environmental matters for the nine months ended September 30, 2021. The Company’s reserves for environmental liabilities at September 30, 2021 and December 31, 2020 included reserves of $4.8 million and $7.4 million, respectively, for an owned site acquired in connection with the 2005 acquisition of HCC Industries (“HCC”). The Company is the designated performing party for the performance of remedial activities for one of several operating units making up a Superfund site in the San Gabriel Valley of California.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2021
(Unaudited)
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
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net sales:
Electronic Instruments	$981,815	$748,372	$2,706,673	$2,170,479
Electromechanical	458,866	378,570	1,336,096	1,170,603
Consolidated net sales	$1,440,681	$1,126,942	$4,042,769	$3,341,082
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$245,118	$203,749	$678,652	$534,613
Electromechanical	114,571	84,303	332,038	245,154
Total segment operating income	359,689	288,052	1,010,690	779,767
Corporate administrative expenses	(22,126)	(17,311)	(63,171)	(49,996)
Consolidated operating income	337,563	270,741	947,519	729,771
Interest expense	(20,476)	(21,187)	(59,865)	(66,597)
Other (expense) income, net	2,581	(1,479)	(3,775)	142,428
Consolidated income before income taxes	$319,668	$248,075	$883,879	$805,602
For the quarter ended September 30, 2021, the Company posted record sales, operating income, and backlog as well as strong operating cash flow. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the 2021 acquisitions of Abaco Systems, Inc., Magnetrol International, NSI-MI Technologies, Crank Software, and EGS Automation, as well as the Company's Operational Excellence initiatives.
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
Impact of COVID-19 Pandemic on our Business
The COVID-19 pandemic resulted in significant global economic disruption and had an adverse impact on the Company's financial results throughout 2020. As the global economy has begun to recover, the Company eliminated certain of the temporary cost saving actions put in place in 2020, but continues to closely monitor its fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure it has the resources to meet its future needs. The Company has seen sequential improvement in its financial results since the third quarter of 2020, and this trend has continued in the first nine months of 2021. The current economic environment in which the Company operates is characterized by increased material cost inflation, logistics challenges, labor availability issues, and component part shortages. The Company continues to monitor and closely manage through these conditions. The Company expects the impact of these conditions to continue through the fourth quarter of 2021 and has taken steps to mitigate such impacts.
On September 24, 2021, the U.S. Safer Federal Workforce Task Force issued guidance requiring federal contractors and subcontractors to comply with COVID-19 safety protocols, including requiring certain employees to be fully vaccinated against COVID-19 by December 8, 2021, except in limited circumstances. The vaccination requirements will be incorporated in new government contracts, renewals, extensions and other modifications signed on and after October 15, 2021, and will apply to employees working on or in connection with such contracts, as well as to employees working at a location at which an employee working on such contract is likely to be present. The Company has determined the December 8, 2021 deadline for vaccination will apply to many of the Company's U.S. sites and is in the process of implementing this executive order across its U.S. workforce. It is uncertain to what extent compliance with the vaccine mandate may result in workforce attrition. While this mandate may have an impact on the Company's operations, we do not expect it to have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

The Company's top priority during this pandemic is the health and safety of its employees. All global manufacturing facilities remained fully operational during the third quarter and continue to operate with safety protocols in place to ensure the health and safety of its employees and communities. The Company will continue to evaluate the nature and extent of future impacts of the COVID-19 pandemic on its business. See Risk Factors, included in Part I, Item 1A of our Annual Report on Form 10-K, for further discussion of the possible impact of the COVID-19 pandemic on our business.
Results of operations for the third quarter of 2021 compared with the third quarter of 2020
Net sales for the third quarter of 2021 were a record $1,440.7 million, an increase of $313.8 million or 27.8%, compared with net sales of $1,126.9 million for the third quarter of 2020. The increase in net sales for the third quarter of 2021 was due to a 17% increase in organic sales, and an 11% increase from acquisitions.
Total international sales for the third quarter of 2021 were $701.1 million or 48.7% of net sales, an increase of $152.3 million or 27.8%, compared with international sales of $548.8 million or 48.7% of net sales for the third quarter of 2020. The increase in international sales was primarily driven by strong demand in Europe and Asia during the quarter as well as contributions from recent acquisitions.
Orders for the third quarter of 2021 were $1,552.6 million, an increase of $417.1 million or 36.7%, compared with $1,135.5 million for the third quarter of 2020. The increase in orders for the third quarter of 2021 was due to a 31% increase in organic orders, a 9% increase from acquisitions, partially offset by an unfavorable 3% effect of foreign currency translation. As a result, the Company's backlog of unfilled orders at September 30, 2021 was a record $2,623.5 million, an increase of $821.3 million or 45.6% compared with $1,802.2 million at December 31, 2020.
Segment operating income for the third quarter of 2021 was $359.7 million, an increase of $71.6 million or 24.9%, compared with segment operating income of $288.1 million for the third quarter of 2020. Segment operating margins, as a percentage of net sales, decreased to 25.0% for the third quarter of 2021, compared with 25.6% for the third quarter of 2020.
Cost of sales for the third quarter of 2021 was $949.4 million or 65.9% of net sales, an increase of $216.7 million or 29.6%, compared with $732.7 million or 65.0% of net sales for the third quarter of 2020. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for the third quarter of 2021 were $153.7 million or 10.7% of net sales, an increase of $30.2 million or 24.5%, compared with $123.5 million or 11.0% of net sales for the third quarter of 2020. Selling, general and administrative expenses increased primarily due to the net sales increase discussed above.
Consolidated operating income was a record $337.6 million or 23.4% of net sales for the third quarter of 2021, an increase of $66.9 million or 24.7%, compared with $270.7 million or 24.0% of net sales for the third quarter of 2020.
Other income, net was $2.6 million for the third quarter of 2021, compared with $1.5 million of other expense, net for the third quarter of 2020, a change of $4.1 million.
The effective tax rate for the third quarter of 2021 was 19.5%, compared with 17.5% for the third quarter of 2020. The higher effective tax rate in 2021 is primarily due to an increase in the foreign rate differential related to the mix of earnings generated in higher taxed jurisdictions.
Net income for the third quarter of 2021 was $257.5 million, an increase of $52.9 million or 25.8%, compared with $204.6 million for the third quarter of 2020.
Diluted earnings per share for the third quarter of 2021 were $1.10, an increase of $0.22 or 25.0%, compared with $0.88 per diluted share for the third quarter of 2020.
Segment Results
EIG’s net sales totaled a record $981.8 million for the third quarter of 2021, an increase of $233.4 million or 31.2%, compared with $748.4 million for the third quarter of 2020. The net sales increase was due to a 15% increase in organic sales, and a 16% increase from acquisitions.
EIG’s operating income was a record $245.1 million for the third quarter of 2021, an increase of $41.4 million or 20.3%, compared with $203.7 million for the third quarter of 2020. EIG's operating income increased primarily due to the sales increase discussed above. EIG’s operating margins were 25.0% of net sales for the third quarter of 2021, compared with 27.2% for the third quarter of 2020. The 2021 acquisitions of Abaco, Magnetrol, NSI-MI, and Crank Software diluted operating margins by 220 basis points. Excluding the acquisitions, EIG operating margins were flat when compared to the third quarter of 2020.
EMG’s net sales totaled $458.9 million for the third quarter of 2021, an increase of $80.3 million or 21.2%, compared with $378.6 million for the third quarter of 2020. The net sales increase was due to a 20% organic sales increase, as well as a favorable 1% effect of foreign currency translation.
EMG’s operating income was a record $114.6 million for the third quarter of 2021, an increase of $30.3 million or 35.9%, compared with $84.3 million for the third quarter of 2020. EMG’s operating margins were a record 25.0% of net sales for the third quarter of 2021, compared with 22.3% for the third quarter of 2020. EMG's operating income and operating margins increased primarily due to the increase in sales discussed above as well as benefits from the Company's Operational Excellence initiatives.
Results of operations for the first nine months of 2021 compared with the first nine months of 2020
Net sales for the first nine months of 2021 were $4,042.8 million, an increase of $701.7 million or 21.0%, compared with net sales of $3,341.1 million for the first nine months of 2020. The increase in net sales for the first nine months of 2021 was due to a 14% organic sales increase, a 6% increase from acquisitions as well as a favorable 1% effect of foreign currency translation.
Total international sales for the first nine months of 2021 were $1,983.1 million or 49.1% of net sales, an increase of $389.6 million or 24.4%, compared with international sales of $1,593.5 million or 47.7% of net sales for the first nine months of 2020. The increase in international sales was primarily driven by strong demand in Europe and Asia as well as contributions from recent acquisitions.
Orders for the first nine months of 2021 were $4,864.0 million, an increase of $1,520.4 million or 45.5%, compared with $3,343.6 million for the first nine months of 2020. The increase in orders for the first nine months of 2021 was due to a 27% organic order increase, as well as an 18% increase from acquisitions.
Segment operating income for the first nine months of 2021 was $1,010.7 million, an increase of $230.9 million or 29.6%, compared with segment operating income of $779.8 million for the first nine months of 2020. Segment operating margins, as a percentage of net sales, increased to 25.0% for the first nine months of 2021, compared with 23.3% for the first nine months of 2020. The Company recorded realignment costs of $43.7 million in the first quarter of 2020 in response to the impact of a weak global economy as a result of the COVID-19 pandemic. The 2020 realignment costs were composed of $35.3 million in severance costs for a reduction in workforce and $8.4 million of asset write-downs, primarily inventory, which decreased margins by130 basis points for the first nine months of 2020. Segment operating income and segment operating margins for the first nine months of 2021 were positively impacted by the increase in net sales discussed above as well as the Company's Operational Excellence initiatives, including the 2020 realignment actions.
Cost of sales for the first nine months of 2021 was $2,651.5 million or 65.6% of net sales, an increase of $425.0 million or 19.1%, compared with $2,226.5 million or 66.6% of net sales for the first nine months of 2020. The cost of sales increase was primarily due to the net sales increase discussed above. The first nine months of 2020 included the realignment costs discussed above.
Selling, general and administrative expenses for the first nine months of 2021 were $443.7 million or 11.0% of net sales, an increase of $58.9 million or 15.3%, compared with $384.8 million or 11.5% of net sales for the first nine months of 2020. Selling, general and administrative expenses increased primarily due to the increase in net sales discussed above.
Consolidated operating income was $947.5 million or 23.4% of net sales for the first nine months of 2021, an increase of $217.7 million or 29.8%, compared with $729.8 million or 21.8% of net sales for the first nine months of 2020. The consolidated operating income and operating income margins for the first nine months of 2021 were positively impacted by the increase in net sales discussed above as well as the benefits of the Company's Operational Excellence initiatives. The first nine months of 2020 included the realignment costs discussed above, which negatively impacted consolidated operating margins by 140 basis points.
Other expense, net was $3.8 million for the first nine months of 2021, compared with $142.4 million of other income, net for the first nine months of 2020, a change of $146.2 million. In March 2020, the Company completed the sale of its

Reading Alloys business ("Reading") to Kymera International for net proceeds of $245.3 million in cash. The sale resulted in a pre-tax gain of $141.0 million recorded in other income, net in the first quarter of 2020. The first nine months of 2021 also includes higher acquisition-related due diligence expense compared to the first nine months of 2020.
The effective tax rate for the first nine months of 2021 was 19.9%, compared with 19.1% for the first nine months of 2020. The higher effective tax rate in 2021 is primarily due to an increase in the foreign rate differential and from the remeasurement of the deferred tax liabilities due to an increase in the UK tax rate in 2021.
Net income for the first nine months of 2021 was $708.4 million, an increase of $57.0 million or 8.7%, compared with $651.4 million for the first nine months of 2020.
Diluted earnings per share for the first nine months of 2021 were $3.04, an increase of $0.22 or 7.8%, compared with $2.82 per diluted share for the first nine months of 2020. In the first nine months of 2020, diluted earnings per share included $0.47 for the net gain on the sale of Reading and $0.15 for the net realignment costs.
Segment Results
EIG’s net sales totaled $2,706.7 million for the first nine months of 2021, an increase of $536.2 million or 24.7%, compared with $2,170.5 million for the first nine months of 2020. The net sales increase was due to a 13% organic sales increase, a 10% increase from acquisitions, and a favorable 1% effect of foreign currency translation.
EIG’s operating income was $678.7 million for the first nine months of 2021, an increase of $144.1 million or 26.9%, compared with $534.6 million for the first nine months of 2020. EIG’s operating margins were 25.1% of net sales for the first nine months of 2021, compared with 24.6% for the first nine months of 2020. EIG's operating income and operating margins in the first nine months of 2021 were positively impacted by the sales increase discussed above as well as the Company's Operational Excellence initiatives. The 2021 acquisitions of Abaco, Magnetrol, NSI-MI, and Crank Software diluted operating margins by 150 basis points. Excluding the acquisitions, EIG operating margins would have been 26.6% for the first nine months of 2021. EIG’s operating margins were negatively impacted in the first nine months of 2020 by 110 basis points due to the 2020 realignment costs discussed above.
EMG’s net sales totaled $1,336.1 million for the first nine months of 2021, an increase of $165.5 million or 14.1%, compared with $1,170.6 million for the first nine months of 2020. The net sales increase was due to a 14% organic sales increase, a favorable 2% effect of foreign currency translation, partially offset by an unfavorable 2% impact from the Reading divestiture.
EMG’s operating income was $332.0 million for the first nine months of 2021, an increase of $86.8 million or 35.4%, compared with $245.2 million for the first nine months of 2020. EMG’s operating margins were 24.9% of net sales for the first nine months of 2021, compared with 20.9% for the first nine months of 2020. EMG's operating income and operating margins in the first nine months of 2021 were positively impacted by the sales increase discussed above as well as the Company's Operational Excellence initiatives. EMG’s operating margins were negatively impacted in the first nine months of 2020 by 180 basis points due to the 2020 realignment costs discussed above.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $878.6 million for the first nine months of 2021, a decrease of $16.5 million or 1.8%, compared with $895.1 million for the first nine months of 2020. The decrease in cash provided by operating activities for the first nine months of 2021 was primarily due to higher working capital requirements, partially offset by higher net income, net of the gain on the sale of the Reading business in 2020.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $811.3 million for the first nine months of 2021, compared with $857.9 million for the first nine months of 2020. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,157.2 million for the first nine months of 2021, compared with $1,060.9 million for the first nine months of 2020, which included the gain on the sale of the Reading business. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $1,895.2 million for the first nine months of 2021, compared with cash provided by investing activities of $98.7 million for the first nine months of 2020. For the first nine months of 2021, the Company paid $1,839.7 million, net of cash acquired, to purchase Abaco Systems, Magnetrol International, NSI-MI

Technologies, Crank Software, and EGS Automation compared to $116.5 million, net of cash acquired, to purchase IntelliPower in the first nine months of 2020. For the first nine months of 2020, the Company received proceeds of $245.3 million from the sale of its Reading business. Additions to property, plant and equipment totaled $67.2 million for the first nine months of 2021, compared with $37.2 million for the first nine months of 2020.
Cash provided by financing activities totaled $171.2 million for the first nine months of 2021, compared with cash used by financing activities of $84.7 million for the first nine months of 2020. At September 30, 2021, total debt, net was $2,654.6 million, compared with $2,413.7 million at December 31, 2020. For the first nine months of 2021, total borrowings increased by $286.1 million, driven by the 2021 acquisitions, compared with a $7.1 million increase for the first nine months of 2020. At September 30, 2021, the Company had available borrowing capacity of $2,407.3 million under its revolving credit facility and $800 million term loan, including the $500 million accordion feature.
On April 26, 2021, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to add a new five-year, delayed draw, term loan for up to $800 million. The credit agreement places certain restrictions on allowable additional indebtedness. At September 30, 2021, the Company had $150.0 million outstanding on the term loan.
The debt-to-capital ratio was 28.8% at September 30, 2021, compared with 28.9% at December 31, 2020. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 25.9% at September 30, 2021, compared with 16.8% at December 31, 2020. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first nine months of 2021 included cash dividends paid of $138.3 million, compared with $123.7 million for the first nine months of 2020. Effective February 11, 2021, the Company’s Board of Directors approved an 11% increase in the quarterly cash dividend on the Company’s common stock to $0.20 per common share from $0.18 per common share. Proceeds from stock option exercises were $42.3 million for the first nine months of 2021, compared with $39.9 million for the first nine months of 2020.
As a result of all of the Company’s cash flow activities for the first nine months of 2021, cash and cash equivalents at September 30, 2021 totaled $358.7 million, compared with $1,212.8 million at December 31, 2020. At September 30, 2021, the Company had $319.9 million in cash outside the United States, compared with $344.0 million at December 31, 2020. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
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
Forward-Looking Information
Information contained in this discussion, other than historical information, is considered “forward-looking statements” and is subject to various factors and uncertainties that may cause actual results to differ significantly from expectations. These factors and uncertainties include risks related to the COVID-19 pandemic and its potential impact on AMETEK’s operations, supply chain, and demand across key end markets; general economic conditions affecting the industries the Company serves; changes in the competitive environment or the effects of competition in the Company’s markets; risks associated with international sales and operations; the Company’s ability to consummate and successfully integrate future acquisitions; the Company’s ability to successfully develop new products, open new facilities or transfer product lines; the price and availability of raw materials; compliance with government regulations, including environmental regulations; and the ability to maintain adequate liquidity and financing sources. A detailed discussion of these and other factors that may affect the Company’s future results is contained in AMETEK’s filings with the U.S. Securities and Exchange Commission, including its most recent reports on Form 10-K,10-Q and 8-K. AMETEK disclaims any intention or obligation to update or revise any forward-looking statements, unless required by the securities laws to do so.

Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2021. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A.    Risk Factors

A disruption in, shortage of, or price increases for, supply of our components and raw materials may adversely impact our operations.

While we manufacture certain parts and components used in our products, we require substantial amounts of raw materials and purchase some parts and components, including semiconductor chips and other electronic components, from suppliers. The availability and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers' allocation to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. In addition, our facilities, supply chains, distribution systems, and products may be impacted by natural or man-made disruptions, including armed conflict, damaging weather or other acts of nature, pandemics or other public health crises. A shutdown of, or inability to utilize, one or more of our facilities, our supply chain, or our distribution system could significantly disrupt our operations, delay production and shipments, damage our relationships and reputation with customers, suppliers, employees, stockholders and others, result in lost sales, result in the misappropriation or corruption of data, or result in legal exposure and large remediation or other expenses. Furthermore, certain items, including base metals and certain steel components, are available only from a limited number of suppliers and are subject to commodity market fluctuations. Shortages in raw materials or price increases therefore could affect the prices we charge, our operating costs and our competitive position, which could adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2021 to July 31, 2021	558	$137.25	558	$471,486,433
August 1, 2021 to August 31, 2021	785	138.09	785	471,378,035
September 1, 2021 to September 30, 2021	—	—	—	471,378,035
Total	1,343	$137.74	1,343
________________
(1)    Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

	By:	/s/ THOMAS M. MONTGOMERY
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)
November 2, 2021