Form 10-K
period 2021-12-31
AMETEK INC/
filed 2022-02-22
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30.9 billion as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s Common Stock outstanding as of January 31, 2022 was 231,700,893.
Documents Incorporated by Reference
Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 5, 2022.

AMETEK, Inc.
2021 Form 10-K Annual Report

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
Efficient and Flexible Manufacturing Operations.    Through its Operational Excellence initiatives, AMETEK has established a lean and flexible manufacturing platform for its businesses. In its effort to achieve best-cost manufacturing, AMETEK had operating facilities, as of December 31, 2021, in Brazil, China, the Czech Republic, Malaysia, Mexico, and Serbia. These facilities offer proximity to customers and provide opportunities for increasing international sales. Acquisitions also have allowed AMETEK to achieve operating synergies by consolidating operations, product lines and distribution channels, benefiting both of AMETEK’s operating groups.
Experienced Management Team.    Another component of AMETEK’s success is the strength of its management team and that team’s commitment to improving Company performance. AMETEK senior management has extensive industry experience and an average of approximately 29 years of AMETEK service. The management team is focused on delivering strong, consistent and profitable growth, growing shareholder value, and creating a sustainable future for our stakeholders. Individual performance is tied to financial results through Company-established stock ownership guidelines and equity incentive programs.
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
Strategic Acquisitions.    Acquisitions are a key to achieving the goals of the AMETEK Growth Model. Since the beginning of 2017 through December 31, 2021, AMETEK has completed 18 acquisitions with annualized sales totaling approximately $1.4 billion, including six acquisitions in 2021. AMETEK targets companies that offer compelling strategic, technical and cultural fit. It seeks to acquire businesses in adjacent markets with complementary products and technologies. It also looks for businesses that provide attractive growth opportunities, often in new and emerging markets. Through these and prior acquisitions, AMETEK’s management team has developed considerable skill in identifying, acquiring and integrating new businesses. As it has executed its acquisition strategy, AMETEK’s mix of businesses has shifted toward those that are more highly differentiated and, therefore, offer better opportunities for growth and profitability.
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
New Products.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has maintained a consistent investment in new product development and engineering. AMETEK's businesses help solve our customers' most complex challenges with differentiated technology solutions. In 2021, AMETEK added to its highly differentiated product portfolio with a range of new products across many of its businesses.
AMETEK focuses on cash generation and capital deployment.  AMETEK generates strong cash flow given its asset-light business model and strong operational execution. This cash flow supports AMETEK’s capital deployment strategy with its primary focus on strategic, value-enhancing acquisitions. We are committed to paying a modest quarterly dividend.

Attracting, retaining, and developing talent is critical to the success and sustainability of the AMETEK Growth Model as our employees are responsible for successfully driving these strategies.
2021 Overview
Operating Performance
In 2021, the Company posted record sales, operating income, operating margins, net income, diluted earnings per share, backlog, and orders. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the 2021 acquisitions of Abaco Systems, Inc., Magnetrol International, NSI-MI Technologies, Crank Software, EGS Automation, and Alphasense as well as the Company's Operational Excellence Initiatives. See "Results of Operations" in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.
In 2021, the Company achieved record sales of $5,546.5 million, an increase of 22.2% from 2020 due to 15% organic sales increase, a 7% increase from acquisitions, and a favorable 1% effect of foreign currency translation, partially offset by an unfavorable divestiture impact. Diluted earnings per share for 2021 were a record $4.25, an increase of $0.48 or 12.7%, compared with $3.77 per diluted share in 2020.
COVID-19 Pandemic
The COVID-19 pandemic resulted in significant global economic disruption and had an adverse impact on the Company's financial results throughout 2020. The Company has experienced sequential improvement in its financial results since the third quarter of 2020, and this trend has continued throughout 2021. The current economic environment in which the Company operates is characterized by increased material cost inflation, logistics challenges, labor availability issues, and component part shortages. The Company continues to monitor and closely manage through these conditions and has taken steps to mitigate the impacts of the challenging economic environment.
The Company's top priority during this pandemic is the health and safety of its employees. All global manufacturing facilities remained fully operational during 2021 and continue to operate with safety protocols in place to ensure the health and safety of its employees and communities. The Company will continue to evaluate the nature and extent of future impacts of the COVID-19 pandemic on its business. Please refer to "Risk Factors", Part I, Item 1A of this Form 10-K for more information.
Recent Acquisitions
The Company spent $1,959.2 million in cash, net of cash acquired, to purchase six businesses in 2021.
In February 2021, AMETEK acquired EGS Automation ("EGS"), a designer and manufacturer of highly engineered, customized robotic solutions used in critical applications for the medical, food and beverage, and general industrial markets.
In March 2021, AMETEK acquired Magnetrol International ("Magnetrol"), a leading provider of level and flow control solutions for challenging process applications across a diverse set of end markets including medical, pharmaceutical, oil and gas, food and beverage, and general industrial.
In March 2021, AMETEK acquired Crank Software, a leading provider of embedded graphical user interface software and services.
In April 2021, AMETEK acquired NSI-MI Technologies ("NSI-MI"), a leading provider of radio frequency and microwave test and measurement systems for niche applications across the aerospace, defense, automotive, wireless communications, and research markets.

In April 2021, AMETEK acquired Abaco Systems, Inc. ("Abaco"), specializing in open-architecture computing and electronic systems for aerospace, defense, and specialized industrial markets and is a leading provider of mission critical embedded computing systems.
In November 2021, AMETEK acquired Alphasense, a leading provider of gas and particulate sensors for use in environmental, health and safety, and air quality applications.
Financing
On April 26, 2021, the Company along with certain of its foreign subsidiaries amended its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends the Company’s existing revolving credit facility to add a new five-year, delayed draw, term loan for up to $800 million. The credit agreement places certain restrictions on allowable additional indebtedness. In November 2021, the Company further amended the Credit Agreement to address the cessation of LIBOR on certain currencies.
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
EIG is a leader in many of the specialized markets it serves. Products supplied to these markets include process control instruments for the life sciences, pharmaceutical, semiconductor, automation, food and beverage, oil and gas, and petrochemical industries. It provides a growing range of instruments to the research and laboratory equipment, ultra-precision manufacturing, medical, and test and measurement markets. It is a leader in power quality monitoring and metering, uninterruptible power systems, programmable power equipment, electromagnetic compatibility (“EMC”) test equipment, sensors for gas turbines, dashboard instruments for heavy trucks, and instrumentation and controls for the food and beverage industries. It supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.
In 2021, 49% of EIG’s net sales were to customers outside the United States. At December 31, 2021, EIG employed approximately 11,000 people, of whom approximately 600 were covered by collective bargaining agreements. At December 31, 2021, EIG had operating facilities in the United States, the United Kingdom, Germany, Canada, China, Denmark, Finland, France, Switzerland, Argentina, Austria and Mexico. EIG also shares operating facilities with EMG in Brazil, China and Mexico.
Process and Analytical Instrumentation Markets and Products
Process and analytical instrumentation sales represented 70% of EIG’s 2021 net sales. These businesses include process analyzers, emission monitors and spectrometers; elemental and surface analysis instruments; level, pressure and temperature sensors and transmitters; radiation measurement devices; level measurement devices; precision manufacturing systems; materials- and force-testing instruments; contact and non-contact metrology products; and clinical and educational communication solutions. Among the industries it serves are power generation; pharmaceutical manufacturing; medical and healthcare; water and waste treatment; renewable energy production, semiconductor manufacturing; natural gas distribution; emissions monitoring, and oil, gas, and petrochemical refining. Its instruments are used for precision measurement in a number of applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultraprecise manufacturing, and test and measurement.
Acquired in November 2021, Alphasense is a leading provider of gas and particulate sensors for use in environmental, health and safety, and air quality applications. Alphasense complements the Company's existing sensor business expanding the Company's presence in the environmental health and safety market.
Acquired in March 2021, Magnetrol is a leading provider of level and flow control solutions for challenging process applications across a diverse set of end markets including medical, pharmaceutical, oil and gas, food and beverage, and general industrial. Magnetrol's solutions combined with the Company's existing Sensors, Test and Calibration business, becomes an industry leading differentiated sensor platform with a broad range of level and flow measurement solutions.
Aerospace and Power Instrumentation Markets and Products
Aerospace and Power Instrumentation sales represented 30% of EIG’s 2021 net sales. These businesses produce a wide array of instrumentation, systems and sensors for applications in the aerospace, power and industrial markets.
These businesses produce power monitoring and metering instruments, uninterruptible power supply systems and programmable power supplies used in a wide range of industrial settings. It is a leader in the design and manufacture of power measurement, quality monitoring and event recorders for use in power generation, transmission and distribution. It provides uninterruptible power supply systems, multifunction electric meters, annunciators, alarm monitoring systems and highly specialized communications equipment for smart grid applications. It also offers precision power supplies and power conditioning products, and electrical immunity and EMC test equipment, sensors for electric vehicle testing, gas turbines, dashboard instruments for heavy trucks and other vehicles, and instrumentation and controls for the food and beverage industries.
AMETEK’s aerospace products are designed to customer specifications and manufactured to stringent operational and reliability requirements. These products include airborne data systems, turbine engine temperature measurement products, vibration-monitoring systems, cockpit instruments and displays, fuel and fluid measurement products, embedded computing systems, and sensors and switches. AMETEK serves all segments of the commercial and military aerospace market, including commercial airliners, business jets, regional aircraft and helicopters.
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
Acquired in April 2021, Abaco Systems, Inc. specializes in open-architecture computing and electronic systems for aerospace, defense, and specialized industrial markets and is a leading provider of mission critical embedded computing systems. Abaco's solutions expand and complement the Company's existing aerospace and defense businesses.
Acquired in April 2021, NSI-MI is a leading provider of radio frequency and microwave test and measurement systems for niche applications across the aerospace, defense, automotive, wireless communications, and research markets. NSI-MI strengthens the Company's test and measurement platforms.
Acquired in March 2021, Crank Software is a leading provider of embedded graphical user interface software and services. Crank Software expands the Company's growing portfolio of software solutions.

Acquired in January 2020, IntelliPower is a leading provider of high-reliability, ruggedized uninterruptible power systems serving a wide range of defense and industrial applications.
Customers
EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 5% of EIG’s 2021 net sales were made to its five largest customers. No single customer comprises more than 5% of net sales.
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
In 2021, 50% of EMG’s net sales were to customers outside the United States. At December 31, 2021, EMG employed approximately 7,000 people, of whom approximately 1,900 were covered by collective bargaining agreements. At December 31, 2021, EMG had operating facilities in the United States, the United Kingdom, China, Germany, France, Italy, Mexico, Serbia, Brazil, the Czech Republic, Malaysia and Taiwan.

Automation and Engineered Solutions Markets and Products
Automation and Engineered Solution sales represented 72% of EMG’s 2021 net sales. These businesses produce precision motion control solutions, brushless motors, blowers and pumps, heat exchangers and other electromechanical systems. These products are used in a wide variety of automation applications, semiconductor equipment, medical equipment and power industries among others. Additionally, these businesses produce specialty motors which are used in a wide range of products, such as household, commercial and personal care appliances, fitness equipment, food and beverage machines, hydraulic pumps and industrial blowers.
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
Acquired in February 2021, EGS Automation designs and manufactures highly engineered, customized robotic solutions used in critical applications for the medical, food and beverage, and general industrial markets. EGS complements the Company's existing Dunkermotoren business providing highly customizable engineering design and automation capabilities.

Aerospace Markets and Products
Aerospace sales represented 28% of EMG’s 2021 net sales. These businesses produce motor-blower systems and heat exchangers used in thermal management and other applications on a variety of military and commercial aircraft and military ground vehicles. In addition, these businesses provide the commercial and military aerospace industry with third-party MRO services on a global basis with facilities in the United States, Europe and Asia.
Customers
EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 8% of EMG’s 2021 net sales were made to its five largest customers. No single customer comprises greater than 5% of net sales.
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
Environmental and Other Governmental Regulation
AMETEK's operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges, waste management, and workplace safety. The Company uses, generates and disposes of hazardous substances and waste in its operations and could be subject to material liabilities relating to the investigation and clean-up of contaminated properties and related claims. The Company is required to conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. The Company has a robust Environmental Health and Safety program responsible for supporting its environmental monitoring and compliance efforts. In connection with acquisitions, the Company will assess potential material environmental liabilities, and determine regulatory and fiduciary obligations during the course of the due diligence process. In addition, new laws and regulations, the discovery of previously unknown contamination or the imposition of new requirements could increase our costs or subject us to new or increased liabilities.
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
Environmental, Social, and Governance ("ESG") and Human Capital Management
Environmental, Social, and Governance
AMETEK is committed to providing a consistent and excellent return to our stakeholders, all while maintaining a strong commitment to environmental stewardship, social responsibility, diversity and inclusion, and sound corporate governance. We believe that effectively prioritizing and managing our ESG initiatives will help create long-term value and a better future for our stakeholders.
The Company's ESG highlights include the following:
Core Values. Our core values — Ethics and Integrity, Respect for the Individual, Diversity and Inclusion, Teamwork, and Social Responsibility — remain the most critical components of our sustainability efforts. Sustainability is an integral aspect of the core values that guide the way we do business.
Environmental Stewardship. Our ongoing commitment to serve as environmental stewards and protect the environment for future generations is reflected in our corporate governance and oversight of compliance and risk management. We are reducing our environmental impact and increasing operational efficiency across our global footprint, while also establishing greenhouse gas emission reduction targets. Across AMETEK, our businesses are committed to developing innovative products and solutions to help reduce carbon emission, increase the use and adoption of renewable energy, and address the impacts of climate change.
Commitment to Diversity and Inclusion. AMETEK is committed to developing a diverse and inclusive culture to help power innovation, growth, and greater opportunities for all employees. Our hiring practices are geared toward identifying the most diverse set of candidates for open positions. Our training and development programs are focused on providing meaningful opportunities for personal and professional development. And our charitable arm, the AMETEK Foundation, provides wide-ranging support to non-profit and educational organizations in the communities where we operate.
Our Solutions. AMETEK’s portfolio of differentiated technology solutions has grown significantly. Many of AMETEK’s products and solutions are creating a more sustainable future by supporting customers’ environmentally focused applications across a diverse set of markets. AMETEK partners with customers to develop sustainable solutions with specialized technology that help in the effort to improve the quality of life and the environment.

To read the Company's 2021 Sustainability Report, go to www.ametek.com/aboutus/sustainability.
Human Capital Management
As a global organization, we have seen firsthand that the innovation needed to solve our customers’ biggest challenges can only come from employees that are fully engaged and committed, and who have diverse perspectives and backgrounds. Our Board regularly receives updates and presentations on key topics, including ESG, compliance, diversity and inclusion, and employee development and succession.
Our executive management team reviews the key talent across our company annually and assesses the adequacy of talent to meet business challenges and future growth needs. A major area of focus is a review of diversity and inclusion improvement efforts.  We have a Women’s Business Council and an African American Business Council, both of which drive initiatives focused on mentorship, education and career guidance. Diverse candidate slates are required for external salaried openings, including executive management and Board appointments, where at least one diverse candidate is interviewed.
We have created a leadership development program for employees on track to become operational leaders in the Company. This focused and intensive program involves both internal and external training on leadership effectiveness as well as specific job-related skills. In addition, participants receive hands-on experience in key AMETEK business system processes such as growth kaizens and acquisition due diligence. We have a long-standing commitment to responsible corporate conduct. Each employee is provided with annual performance goals which are reviewed in a performance review with their manager. Employee feedback is actively encouraged through an open-door policy for all managers, regular town hall/all hands meetings, executive presentations with Q&A sessions, a regular CEO podcast for all employees, and a hotline that can be used to report complaints.
Giving back to our community is an important part of our culture. Established in 1960, the AMETEK Foundation is the charitable giving arm of AMETEK, Inc. The Foundation’s mission is to empower AMETEK colleagues making a positive impact in their local communities, with a focus on health and welfare, civic and social service programs, and education.
As of December 31, 2021, we have approximately 18,500 employees, of which 42% are diverse (global female employees plus diverse U.S. male employees). Our compensation programs are designed to provide competitive salaries and benefit programs to attract, retain and motivate a world-class workforce. Selected employees participate in short and long-term incentive programs that align employee and shareholder interests and promote long-term retention. Additionally, we strive to protect health and safety in every aspect of our enterprise – from the way we design, manufacture and deliver our products to the way our customers use them.  We continue to drive towards our goal of zero lost-time work incidents.   2021 was our second year in a row with our lost-time incident rate being the lowest ever. We continue to enhance our safety initiatives as each facility is tasked with identifying opportunities for additional safety measures. Businesses with zero incidents share best practices and ensure ongoing training to maintain their safety excellence. In addition to our EHS facility audits, our facilities’ activities include safety committees, continual training, documented self-audits, and behavior-based safety observations and feedback. .
Our U.S. Federal Employment Information Report (EEO-1) for 2020 is available on ametek.com and offers a snapshot of U.S. diversity data as of December 31, 2020. The EEO-1 data captures only U.S. employees and does not reflect the broad diversity of our 10,000 international employees.

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
We continue to address the impact of the COVID-19 pandemic. The outbreak of COVID-19, and any other significant outbreak of epidemic, pandemic or contagious disease, could have a negative effect on our ability to operate, results of operations, financial condition, liquidity and ability to consummate future acquisitions. In addition, the outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries and the end markets for many of our products, which could result in an economic downturn that may negatively affect demand for our products. The extent to which COVID-19 will impact our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.
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
International sales for 2021 and 2020 represented 49.5% and 48.7% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. As of December 31, 2021, we have manufacturing operations in 17 countries outside the United States, with significant operations in China, the Czech Republic, Germany, Mexico, Serbia and the United Kingdom. A disruption of our ability to obtain a supply of goods from these countries or a change in the cost to purchase, manufacture, or distribute these products could have an adverse effect on our sales and operations. International sales and operations are subject to the customary risks of operating in an international environment, including:
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
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business (or the business operations of previously owned entities), including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition-related matters, as well as regulatory investigations or enforcement. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and reputation. However, based on our experience, current information and applicable law, we do not believe that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves will have a material effect on our financial statements.
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
Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2021, goodwill and other intangible assets, net of accumulated amortization, totaled $8,607.4 million or 72% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the estimated fair value of the net tangible and other identifiable intangible assets we have acquired. At a minimum, we assess annually whether there has been impairment in the value of our intangible assets. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
At December 31, 2021, the Company conducted business from office and operating facilities at owned and leased locations throughout the United States and select global markets. The Company’s leases a facility in Berwyn, Pennsylvania for its corporate headquarters.
The Company believes that all facilities have been adequately maintained, are in good operating condition, and are suitable for our current needs.

Item 3.    Legal Proceedings
Please refer to Note 13 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding certain litigation matters.
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
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 31, 2022, there were approximately 1,700 holders of record of the Company’s common stock.
Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.
Under its share repurchase program, the Company repurchased approximately 113,000 shares of its common stock for $14.7 million in 2021 and approximately 55,000 shares of its common stock for $4.7 million in 2020.
Issuer Purchases of Equity Securities
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2021:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2021 to October 31, 2021	—	$—	—	$471,378,035
November 1, 2021 to November 30, 2021	11,625	140.85	11,625	469,740,610
December 1, 2021 to December 31, 2021	74	147.04	74	469,729,729
Total	11,699	$140.89	11,699
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

Securities Authorized for Issuance Under Equity Compensation Plan Information
The following table sets forth information as of December 31, 2021 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,352,346	$76.08	10,437,196
Equity compensation plans not approved by security holders	—	—	—
Total	3,352,346	$76.08	10,437,196

Stock Performance Graph
The following graph and accompanying table compare the cumulative total stockholder return for AMETEK over the last five years ended December 31, 2021 with total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and S&P Industrials. AMETEK’s stock price is a component of both indices. The performance graph and table assume a $100 investment made on December 31, 2016 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$300
$200
$100
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
AMETEK, Inc.
S&P 500
S&P Industrials

	December 31,
	2016	2017	2018	2019	2020	2021
AMETEK, Inc.	$100.00	$149.98	$141.14	$209.26	$255.79	$312.88
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P Industrials	100.00	121.03	104.95	135.77	150.79	182.63

Item 6.    Reserved

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Item 1A. Risk Factors,” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.
Business Overview
AMETEK’s operations are affected by global, regional and industry economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to mitigate the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2021, the Company posted record sales, operating income, operating margins, net income, diluted earnings per share, backlog, and orders. The Company's record backlog, contributions from recent acquisitions, and continued focus on and implementation of Operating Excellence initiatives, had a positive impact on 2021 results. The Company also benefited from its strategic initiatives under AMETEK's four key strategies: Operational Excellence, Strategic Acquisitions, Global & Market Expansion and New Products.
Highlights of 2021 were:
•Net sales for 2021 were a record $5,546.5 million, an increase of $1,006.5 million or 22.2%, compared with net sales of $4,540.0 million in 2020. The increase in net sales for 2021 was due to a 15% organic sales increase, a 7% increase from acquisitions, and a favorable 1% effect of foreign currency translation, partially offset by an unfavorable divestiture impact.
•Net income for 2021 was a record $990.1 million, an increase of $117.7 million or 13.5%, compared with $872.4 million in 2020.
•Diluted earnings per share for 2021 were a record $4.25, an increase of $0.48 or 12.7%, compared with $3.77 per diluted share in 2020.
•Orders for 2021 were a record $6,474.4 million, an increase of $1,850.0 million or 40.0%, compared with $4,624.4 million in 2020. The increase in orders was due to a 26% organic order increase, a favorable 15% from acquisitions, partially offset by an unfavorable 1% effect of foreign currency translation. As a result, the Company's backlog of unfilled orders at December 31, 2021 was a record $2,730.1 million.
•During 2021, the Company spent $1,959.2 million in cash, net of cash acquired, to purchase six businesses:
•In February 2021, AMETEK acquired EGS Automation ("EGS"), a designer and manufacturer of highly engineered, customized robotic solutions used in critical applications for the medical, food and beverage, and general industrial markets.
•In March 2021, AMETEK acquired Magnetrol International ("Magnetrol"), a leading provider of level and flow control solutions for challenging process applications across a diverse set of end markets including medical, pharmaceutical, oil and gas, food and beverage, and general industrial.

•In March 2021, AMETEK acquired Crank Software, a leading provider of embedded graphical user interface software and services.
•In April 2021, AMETEK acquired NSI-MI Technologies ("NSI-MI"), a leading provider of radio frequency and microwave test and measurement systems for niche applications across the aerospace, defense, automotive, wireless communications, and research markets.
•In April 2021, AMETEK acquired Abaco Systems, Inc. ("Abaco"), specializing in open-architecture computing and electronic systems for aerospace, defense, and specialized industrial markets and is a leading provider of mission critical embedded computing systems.
•In November 2021, AMETEK acquired Alphasense, a leading provider of gas and particulate sensors for use in environmental, health and safety, and air quality applications.
•Cash flow provided by operating activities for 2021 was $1,160.5 million. Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,049.8 million in 2021.
•EBITDA (earnings before interest, income taxes, depreciation, and amortization) was a record $1,594.3 million in 2021, compared with $1,421.6 million in 2020.
•The Company continued its emphasis on investment in research, development and engineering, spending $299.6 million in 2021. Sales from products introduced in the past three years were $1,244.0 million.
Impact of COVID-19 Pandemic on our Business
The COVID-19 pandemic resulted in significant global economic disruption and had an adverse impact on our financial results throughout 2020. As the global economy has begun to recover, we eliminated certain of the temporary cost saving actions put in place in 2020, but continue to closely monitor fixed costs, capital expenditure plans, inventory, and capital resources to respond to changing conditions and to ensure we have the resources to meet our future needs. We have experienced sequential improvement in our financial results since the third quarter of 2020, and this trend has continued throughout 2021. The current economic environment in which we operate is characterized by increased material cost inflation, logistics challenges, labor availability issues, and component part shortages. As we move into 2022, we continue to monitor and closely manage through these conditions and have taken steps to mitigate the impacts of the challenging economic environment.
We are closely tracking developments regarding vaccine mandates. Until it was prohibited by a federal court order in December 2021, we had taken steps to comply with the federal contractor vaccine mandate, requiring employees in our U.S. workforce to be fully vaccinated against COVID-19 by January 18, 2022, except in limited circumstances. Although the federal contractor mandate has been temporarily suspended, pending the outcome of an appeal, we continue to encourage all employees to be vaccinated, including booster shots. If the mandate is reinstated, or new mandates implemented, it is uncertain to what extent compliance with such vaccine mandates may result in workforce attrition.
Our top priority during this pandemic is the health and safety of our employees. All global manufacturing facilities remained fully operational during 2021 and continue to operate with safety protocols in place to ensure the health and safety of our employees and communities. We will continue to evaluate the nature and extent of future impacts of the COVID-19 pandemic on its business. Please refer to "Risk Factors", Part I, Item 1A of this Form 10-K for more information.

Results of Operations
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net sales:
Electronic Instruments	$3,763,758	$2,989,928	$3,322,881
Electromechanical	1,782,756	1,550,101	1,835,676
Consolidated net sales	$5,546,514	$4,540,029	$5,158,557
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$958,183	$770,620	$865,307
Electromechanical	437,378	324,962	387,931
Total segment operating income	1,395,561	1,095,582	1,253,238
Corporate administrative expenses	(86,891)	(67,698)	(75,858)
Consolidated operating income	1,308,670	1,027,884	1,177,380
Interest expense	(80,381)	(86,062)	(88,481)
Other (expense) income, net	(5,119)	140,487	(19,151)
Consolidated income before income taxes	$1,223,170	$1,082,309	$1,069,748
______________________
The following “Results of Operations of the year ended December 31, 2021 compared with the year ended December 31, 2020” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statement of Income. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on February 18, 2021.
Results of Operations for the year ended December 31, 2021 compared with the year ended December 31, 2020
Net sales for 2021 were a record $5,546.5 million, an increase of $1,006.5 million or 22.2%, compared with net sales of $4,540.0 million in 2020. The increase in net sales for 2021 was due to a 15% organic sales increase, a 7% increase from acquisitions, and a favorable 1% effect of foreign currency translation, partially offset by an unfavorable divestiture impact. EIG net sales were $3,763.8 million in 2021, an increase of 25.9%, compared with $2,989.9 million in 2020. EMG net sales were $1,782.8 million in 2021, an increase of 15.0%, compared with $1,550.1 million in 2020.
Total international sales for 2021 were a record $2,745.6 million or 49.5% of net sales, an increase of $535.7 million or 24.2%, compared with international sales of $2,209.9 million or 48.7% of net sales in 2020. The increase in international sales was primarily driven by strong demand in Europe and Asia as well as contributions from recent acquisitions. Export shipments from the United States, which are included in total international sales, were $1,475.6 million in 2021, an increase of $279.2 million or 23.3%, compared with $1,196.4 million in 2020.
Orders for 2021 were a record $6,474.4 million, an increase of $1,850.0 million or 40.0% compared with $4,624.4 million in 2020. The increase in orders was due to a 26% organic order increase, a favorable 15% from acquisitions, partially offset by an unfavorable 1% effect of foreign currency translation. The Company’s backlog of unfilled orders at December 31, 2021 was a record $2,730.1 million, an increase of $927.9 million or 51.5%, compared with $1,802.2 million at December 31, 2020.

Segment operating income for 2021 was $1,395.6 million, an increase of $300.0 million or 27.4%, compared with segment operating income of $1,095.6 million in 2020. Segment operating income, as a percentage of net sales, increased to 25.2% in 2021, compared with 24.1% in 2020. The Company recorded 2020 realignment costs of $43.7 million in response to the impact of a weak global economy as a result of the COVID-19 pandemic. The 2020 realignment costs were composed of $35.3 million in severance costs for a reduction of workforce and $8.4 million of asset write-downs, primarily inventory, which decreased margins by 100 basis points. Segment operating income and segment operating margins were positively impacted in 2021 by the increase in net sales discussed above as well as the Company's Operational Excellence initiatives, including ongoing savings from the 2020 realignment actions.
Cost of sales for 2021 was $3,633.9 million or 65.5% of net sales, an increase of $637.4 million or 21.3%, compared with $2,996.5 million or 66.0% of net sales for 2020. The cost of sales increase was primarily due to the net sales increase discussed above. The 2020 cost of sales included the realignment costs discussed above.
Selling, general and administrative expenses for 2021 were $603.9 million or 10.9% of net sales, an increase of $88.3 million or 17.1%, compared with $515.6 million or 11.4% of net sales in 2020. Selling, general and administrative expenses increased primarily due to the increase in net sales discussed above.
Consolidated operating income was a record $1,308.7 million or a record 23.6% of net sales for 2021, an increase of $280.8 million or 27.3%, compared with $1,027.9 million or 22.6% of net sales in 2020. The consolidated operating income and operating income margins were positively impacted in 2021 by the increase in net sales discussed above as well as the benefits of the Company's Operational Excellence initiatives. The 2021 acquisitions of Abaco, Magnetrol, NSI-MI, Crank Software, EGS, and Alphasense diluted operating margins by 110 basis points. Excluding the acquisitions, operating income margins would have been 24.7% for 2021. The consolidated operating income margins were negatively impacted by 100 basis points in 2020 due to the realignment costs discussed above.
Other expense, net was $5.1 million for 2021, compared with $140.5 million of other income in 2020, a change of $145.6 million. In March 2020, the Company completed the sale of its Reading Alloys business ("Reading") to Kymera International for net proceeds of $245.3 million in cash. The sale resulted in a pre-tax gain of $141.0 million.
The effective tax rate for 2021 was 19.1%, compared with 19.4% in 2020. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Net income for 2021 was a record $990.1 million, an increase of $117.7 million or 13.5%, compared with $872.4 million in 2020. The net of tax gain of $109.6 million on the sale of Reading and net of tax expense of $33.6 million on the 2020 realignment costs are included in net income in 2020.
Diluted earnings per share for 2021 were a record $4.25, an increase of $0.48 or 12.7%, compared with $3.77 per diluted share in 2020. The net of tax gain of $0.47 per diluted share on the sale of Reading and net of tax expense of $0.15 per diluted share on the 2020 realignment costs are included in diluted earnings per share in 2020.
Segment Results
EIG’s net sales totaled $3,763.8 million for 2021, an increase of $773.9 million or 25.9%, compared with $2,989.9 million in 2020. The net sales increase was due to a 14% organic sales increase, an 11% increase from acquisitions, and a favorable 1% effect of foreign currency translation.
EIG’s operating income was $958.2 million for 2021, an increase of $187.6 million or 24.3%, compared with $770.6 million in 2020. EIG’s operating margins were 25.5% of net sales for 2021, compared with 25.8% of net sales in 2020. EIG’s operating income and operating margins in 2021 were positively impacted by the sales increase discussed above as well as the Company's Operational Excellence initiatives. The 2021 acquisitions of Abaco, Magnetrol, NSI-MI, Crank Software, and Alphasense diluted operating margins by 180 basis points. Excluding the acquisitions, EIG operating margins would have been 27.3% for 2021. EIG's operating margins were negatively impacted in 2020 by 70 basis points due to the 2020 realignment costs discussed above.
EMG’s net sales totaled $1,782.8 million for 2021, an increase of $232.7 million or 15.0%, compared with $1,550.1 million in 2020. The net sales increase was due to a 15% organic sales increase, a favorable 1% effect of foreign currency translations, partially offset by an unfavorable 1% impact from the Reading divestiture.
EMG’s operating income was $437.4 million for 2021, an increase of $112.4 million or 34.6%, compared with $325.0 million in 2020. EMG’s operating margins were 24.5% of net sales for 2021, compared with 21.0% of net sales in 2020. EMG’s operating income and operating margins in 2021 were positively impacted by the sales increase discussed above as well as the Company's Operational Excellence initiatives. EMG’s 2020 operating margins were negatively impacted by 130 basis points due to the 2020 realignment costs discussed above.
Liquidity and Capital Resources
Cash provided by operating activities totaled $1,160.5 million in 2021, a decrease of $120.5 million or 9.4%, compared with $1,281.0 million in 2020. The decrease in cash provided by operating activities for 2021 was primarily due to higher working capital requirements, partially offset by higher net income, net of the gain on the sale of the Reading business in 2020.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,049.8 million in 2021, compared with $1,206.8 million in 2020. EBITDA (earnings before interest, income taxes, depreciation and amortization) was a record $1,594.3 million in 2021, compared with $1,421.6 million in 2020. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See "Non-GAAP Financial Measures" for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
Cash used by investing activities totaled $2,055.8 million in 2021, compared with cash provided by investing activities of $61.6 million in 2020. In 2021, the Company paid $1,959.2 million, net of cash acquired, to purchase Abaco Systems, Magnetrol International, NSI-MI Technologies, Crank Software, EGS Automation, and Alphasense compared to $116.5 million to acquire IntelliPower in 2020. In 2020, the Company received proceeds of $245.3 million from the sale of its Reading business. Additions to property, plant and equipment totaled $110.7 million in 2021, compared with $74.2 million in 2020.
Cash provided by financing activities totaled $39.3 million in 2021, compared with $539.4 million of cash used by financing activities in 2020. At December 31, 2021, total debt, net was $2,544.2 million, compared with $2,413.7 million at December 31, 2020. In 2021, total borrowings increased by $183.9 million, driven by the 2021 acquisitions, compared with a decrease of $430.9 million in 2020. At December 31, 2021, the Company had available borrowing capacity of $2,447.5 million under its revolving credit facility and term loan, including the $500 million accordion feature.
On April 26, 2021, the Company along with certain of its foreign subsidiaries amended its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends the Company’s existing revolving credit facility to add a new five-year, delayed draw, term loan for up to $800 million. The credit agreement places certain restrictions on allowable additional indebtedness. In November 2021, the Company further amended the Credit Agreement to address the cessation of LIBOR on certain currencies. At December 31, 2021, the Company had $150.0 million outstanding on the term loan.
In the fourth quarter of 2021, 55 million Swiss franc ($59.7 million) 2.44% senior note matured and was paid. In the third quarter of 2020, an 80 million British pound ($102.9 million) 4.68% senior note matured and was paid. The debt-to-capital ratio was 27.0% at December 31, 2021, compared with 28.9% at December 31, 2020. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 24.2% at December 31, 2021, compared with 16.8% at December 31, 2020. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See "Non-GAAP Financial Measures" for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
In 2021, the Company repurchased approximately 113,000 shares of its common stock for $14.7 million, compared with $4.7 million used for repurchases of approximately 55,000 shares in 2020. At December 31, 2021, $469.7 million was available under the Company’s Board of Directors authorization for future share repurchases.
Additional financing activities for 2021 included cash dividends paid of $184.6 million, compared with $165.0 million in 2020. On February 11, 2021, the Company’s Board of Directors approved an 11% increase in the quarterly cash dividend on the Company’s common stock to $0.20 per common share from $0.18 per common share. Proceeds from the exercise of employee stock options were $60.3 million in 2021, compared with $64.9 million in 2020.
As a result of all of the Company’s cash flow activities in 2021, cash and cash equivalents at December 31, 2021 totaled $346.8 million, compared with $1,212.8 million at December 31, 2020. At December 31, 2021, the Company had $334.0 million in cash outside the United States, compared with $344.0 million at December 31, 2020. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations for the foreseeable future.
Subsequent Event
Effective February 9, 2022, the Company’s Board of Directors approved a 10% increase in the quarterly cash dividend on the Company’s common stock to $0.22 per common share from $0.20 per common share.
Contractual Obligations and Other Commitments
Material contractual obligations arising in the normal course of business primarily consist of purchase obligations, long-term debt and related interest payments, and leases. See Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the nature and timing of debt obligations.

Leases expire over a range of years from 2022 to 2032, except for a single land lease with 62 years remaining. Most of the leases contain renewal or purchase options, subject to various terms and conditions. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the nature and timing of lease obligations.

Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices. At December 31, 2021, the Company had $840.4 million of purchase obligations due within one year and $50.5 million of purchase obligations due in more than one year.
The Company has standby letters of credit and surety bonds of $56.2 million related to performance and payment guarantees at December 31, 2021. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

Non-GAAP Financial Measures
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

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Net income	$990.1	$872.4	$861.3
Add (deduct):
Interest expense	80.4	86.1	88.5
Interest income	(1.4)	(2.1)	(4.0)
Income taxes	233.1	209.9	208.5
Depreciation	108.5	101.3	101.4
Amortization	183.6	154.0	132.6
Total adjustments	604.2	549.2	527.0
EBITDA	$1,594.3	$1,421.6	$1,388.3
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

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Cash provided by operating activities	$1,160.5	$1,281.0	$1,114.4
Deduct: Capital expenditures	(110.7)	(74.2)	(102.3)
Free cash flow	$1,049.8	$1,206.8	$1,012.1
Net debt represents total debt, net minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. The following table presents the reconciliation of total debt, net reported in accordance with U.S. GAAP to net debt:

	December 31,
	2021	2020
	(In millions)
Total debt, net	$2,544.2	$2,413.7
Less: Cash and cash equivalents	(346.8)	(1,212.8)
Net debt	2,197.4	1,200.9
Stockholders’ equity	6,871.9	5,949.3
Capitalization (net debt plus stockholders’ equity)	$9,069.3	$7,150.2
Net debt as a percentage of capitalization	24.2%	16.8%

Internal Reinvestment
Capital Expenditures
Capital expenditures were $110.7 million or 2.0% of net sales in 2021, compared with $74.2 million or 1.6% of net sales in 2020. In 2021, approximately 63% of capital expenditures were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. Capital expenditures in 2022 are expected to be approximately 2% of net sales, with a continued emphasis on spending to improve productivity.
Research, Development and Engineering
The Company is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products and solutions. Research, development and engineering costs before customer reimbursement were $299.6 million in 2021, $246.2 million in 2020 and $260.3 million in 2019. These amounts included research and development expenses of $194.2 million, $158.9 million and $161.9 million in 2021, 2020, and 2019, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.
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
•Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. The Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. The Company elected to bypass performing the qualitative screen and performed the quantitative analysis of the goodwill impairment test in the current year. The Company may elect to perform the qualitative analysis in future periods.
The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The

Company believes that market participants would use a discounted cash flow analysis to estimate the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based on the Company’s long-range plan and are considered level 3 inputs. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The 2021 results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 118% to 534%.
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the estimated fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its indefinite-lived intangible assets are less than the respective carrying values of those assets. The Company elected to bypass performing the qualitative screen. The Company may elect to perform the qualitative analysis in future periods. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method using level 3 inputs, which is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is determined by applying a royalty rate to a projection of net revenues discounted using an appropriate discount rate. Each royalty rate is determined based on the profitability of the trade name to which it relates and observed market royalty rates. Certain impairment models have discount rates calculated based on a debt/equity cost of capital. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded intangible balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged.
The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2021, goodwill and other indefinite-lived intangible assets totaled $6,113.1 million or 51.4% of the Company’s total assets. The Company completed its required annual impairment tests in the fourth quarter of 2021 and determined that the carrying values of the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.
•Pensions. The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2021, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the

Company considers historical returns on comparable fixed-income and equity investments and adjusts its estimate as deemed appropriate.
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
The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.
The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, AMETEK, Inc. conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
The Company acquired Magnetrol International ("Magnetrol") in March 2021, NSI-MI Technologies ("NSI-MI") and Abaco Systems, Inc. ("Abaco") in April 2021, and Alphasense in November 2021. As permitted by the U.S. Securities and Exchange Commission staff interpretative guidance for newly acquired businesses, the Company excluded Magnetrol, NSI-MI, Abaco, and Alphasense from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Magnetrol, NSI-MI, Abaco, and Alphasense constituted 17.4% of total assets as of December 31, 2021 and 6.0% of net sales for the year then ended.
The Company’s internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DAVID A. ZAPICO	/s/ WILLIAM J. BURKE
Chairman of the Board and Chief Executive Officer	Executive Vice President – Chief Financial Officer

February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMETEK, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Magnetrol, NSI-MI, Abaco, and Alphasense, which are included in the 2021 consolidated financial statements of the Company and constituted 17.4% of total assets as of December 31, 2021 and 6.0% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Magnetrol, NSI-MI, Abaco, and Alphasense.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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
February 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Accounting for the Acquisition of Abaco Systems, Inc.

Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company completed the acquisition of Abaco Systems, Inc. in April 2021 for consideration of $1,344.5 million, net of cash acquired. This acquisition has been accounted for as a business combination and the finalization of the acquisition accounting was completed in 2021.

Auditing the Company’s estimated fair value of the acquired intangible assets for the acquisition of Abaco Systems, Inc. was complex and highly judgmental due to subjectivity of the significant assumptions used by management in the valuation of acquired identifiable intangible assets. In particular, the inputs to the valuation models used to estimate the fair value of acquired identifiable intangible assets were inherently uncertain and generally unobservable, and the resulting valuations were sensitive to changes in the underlying significant assumptions. The significant assumptions used included discount rates, royalty rates and certain assumptions that form the basis of the forecasted future cash flows, including revenue growth rates, earnings before interest, taxes, depreciation and amortization (EBITDA) margins and estimated economic lives. These significant assumptions are forward looking and could be affected by future economic or market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of the fair value of the acquired intangible assets of Abaco Systems, Inc. For example, we tested controls over the valuation of acquired identifiable intangible assets including controls over management’s review of the valuation models and the significant assumptions described above.

To test the estimated fair value of the acquired intangible assets, we performed audit procedures that included, among others, assessing the fair value methodologies utilized by management and the significant assumptions discussed above, including the underlying data used in the analyses. For example, when evaluating the significant assumptions, we compared them to current financial and operating plans, market and industry studies, historical trends, and assumptions used in prior periods. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value estimates of the acquired identifiable intangible assets that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating certain significant assumptions and valuation methodologies used by the Company.

Impairment Assessment of Indefinite Lived Intangible Assets (other than Goodwill)

Description of the Matter
At December 31, 2021, the Company’s indefinite lived intangible assets (other than goodwill) totaled $874.3 million, consisting of trademarks and trade names. As described in Note 1 to the consolidated financial statements, indefinite lived intangible assets are not amortized but are tested for impairment at least annually in the Company’s fourth quarter.

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

Philadelphia, Pennsylvania
February 22, 2022

AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$5,546,514	$4,540,029	$5,158,557
Cost of sales	3,633,900	2,996,515	3,370,897
Selling, general and administrative	603,944	515,630	610,280
Total operating expenses	4,237,844	3,512,145	3,981,177
Operating income	1,308,670	1,027,884	1,177,380
Interest expense	(80,381)	(86,062)	(88,481)
Other (expense) income, net	(5,119)	140,487	(19,151)
Income before income taxes	1,223,170	1,082,309	1,069,748
Provision for income taxes	233,117	209,870	208,451
Net income	$990,053	$872,439	$861,297
Basic earnings per share	$4.29	$3.80	$3.78
Diluted earnings per share	$4.25	$3.77	$3.75
Weighted average common shares outstanding:
Basic shares	230,955	229,435	227,759
Diluted shares	232,813	231,150	229,395
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$990,053	$872,439	$861,297
Other comprehensive income (loss):
Amounts arising during the period – gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	(47,331)	64,521	23,692
Change in long-term intercompany notes	(16,333)	16,695	(5,999)
Net investment hedge instruments gain (loss), net of tax of $(12,631), $14,787 and $581 in 2021, 2020 and 2019, respectively	39,047	(45,716)	(1,803)
Defined benefit pension plans:
Net actuarial gain (loss), net of tax of $(15,298), $8,637 and $767 in 2021, 2020 and 2019, respectively	46,049	(18,733)	(10,522)
Amortization of net actuarial loss, net of tax of ($4,103), ($3,539) and ($3,505) in 2021, 2020 and 2019, respectively	12,249	11,940	12,180
Amortization of prior service costs, net of tax of $(114), $7 and $(83) in 2021, 2020 and 2019, respectively	343	(36)	401
Other comprehensive income	34,024	28,671	17,949
Total comprehensive income	$1,024,077	$901,110	$879,246
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$346,772	$1,212,822
Receivables	829,213	597,472
Inventories, net	769,175	559,171
Other current assets	183,605	153,005
Total current assets	2,128,765	2,522,470
Property, plant and equipment, net	617,138	526,530
Right of use assets, net	169,924	167,233
Goodwill	5,238,726	4,224,906
Other intangibles, net	3,368,629	2,623,719
Investments and other assets	375,005	292,625
Total assets	$11,898,187	$10,357,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$315,093	$132,284
Accounts payable	470,252	360,370
Customer advanced payments	298,728	194,633
Income taxes payable	35,904	38,896
Accrued liabilities and other	443,337	349,732
Total current liabilities	1,563,314	1,075,915
Long-term debt, net	2,229,148	2,281,441
Deferred income taxes	719,675	533,478
Other long-term liabilities	514,166	517,303
Total liabilities	5,026,303	4,408,137
Stockholders’ equity:
Preferred stock,$0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 800,000,000 shares; issued: 2021 – 267,800,160 shares; 2020 – 266,746,248 shares	2,689	2,676
Capital in excess of par value	1,012,526	921,752
Retained earnings	7,900,113	7,094,656
Accumulated other comprehensive loss	(470,444)	(504,468)
Treasury stock: 2021 – 36,137,864 shares; 2020 – 36,227,061 shares	(1,573,000)	(1,565,270)
Total stockholders’ equity	6,871,884	5,949,346
Total liabilities and stockholders’ equity	$11,898,187	$10,357,483
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—
Common stock, $0.01 par value
Balance at the beginning of the year	2,676	2,662	2,640
Shares issued	13	14	22
Balance at the end of the year	2,689	2,676	2,662
Capital in excess of par value
Balance at the beginning of the year	921,752	832,821	706,743
Issuance of common stock under employee stock plans	44,671	47,366	85,684
Share-based compensation costs	46,103	41,565	40,394
Balance at the end of the year	1,012,526	921,752	832,821
Retained earnings
Balance at the beginning of the year	7,094,656	6,387,612	5,653,811
Net income	990,053	872,439	861,297
Cash dividends paid	(184,595)	(165,035)	(127,496)
Adoption of ASU 2016-13	—	(360)	—
Other	(1)	—	—
Balance at the end of the year	7,900,113	7,094,656	6,387,612
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the year	(250,748)	(286,248)	(302,138)
Translation adjustments	(47,331)	64,521	23,692
Change in long-term intercompany notes	(16,333)	16,695	(5,999)
Net investment hedge instruments gain (loss), net of tax of $(12,631), $14,787 and $581 in 2021, 2020 and 2019, respectively	39,047	(45,716)	(1,803)
Balance at the end of the year	(275,365)	(250,748)	(286,248)
Defined benefit pension plans:
Balance at the beginning of the year	(253,720)	(246,891)	(248,950)
Net actuarial gain (loss), net of tax of $(15,298), $8,637 and $767 in 2021, 2020 and 2019, respectively	46,049	(18,733)	(10,522)
Amortization of net actuarial loss, net of tax of ($4,103), ($3,539) and ($3,505) in 2021, 2020 and 2019, respectively	12,249	11,940	12,180
Amortization of prior service costs, net of tax of $(114), $7 and $(83) in 2021, 2020 and 2019, respectively	343	(36)	401
Balance at the end of the year	(195,079)	(253,720)	(246,891)
Accumulated other comprehensive loss at the end of the year	(470,444)	(504,468)	(533,139)
Treasury stock
Balance at the beginning of the year	(1,565,270)	(1,574,464)	(1,570,184)
Issuance of common stock under employee stock plans	6,981	13,879	7,644
Purchase of treasury stock	(14,711)	(4,685)	(11,924)
Balance at the end of the year	(1,573,000)	(1,565,270)	(1,574,464)
Total stockholders’ equity	$6,871,884	$5,949,346	$5,115,492
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash provided by (used for):
Operating activities:
Net income	$990,053	$872,439	$861,297
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	292,112	255,275	234,042
Deferred income taxes	(29,762)	1,839	19,380
Share-based compensation expense	46,103	41,565	40,394
Gain on sale of business	(6,349)	(141,020)	—
Gain on sale of facilities	—	(7,523)	(5,332)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in receivables	(172,791)	163,471	14,398
(Increase) decrease in inventories and other current assets	(129,593)	77,448	16,410
Increase (decrease) in payables, accruals and income taxes	212,101	7,017	(58,932)
(Decrease) increase in other long-term liabilities	(35,104)	20,430	(16,845)
Pension contributions	(10,277)	(9,527)	(5,609)
Other, net	3,964	(434)	15,219
Total operating activities	1,160,457	1,280,980	1,114,422
Investing activities:
Additions to property, plant and equipment	(110,671)	(74,199)	(102,346)
Purchases of businesses, net of cash acquired	(1,959,218)	(116,509)	(1,061,945)
Proceeds from sale of business	12,000	245,311	—
Proceeds from sale of facilities	2,341	9,508	11,306
Other, net	(294)	(2,481)	2,060
Total investing activities	(2,055,842)	61,630	(1,150,925)
Financing activities:
Net change in short-term borrowings	243,615	(328,003)	130,705
Proceeds from long-term borrowings	—	—	100,000
Repayments of long-term borrowings	(59,718)	(102,947)	(100,000)
Repurchases of common stock	(14,711)	(4,685)	(11,924)
Cash dividends paid	(184,595)	(165,035)	(127,496)
Acquisition contingent consideration	—	—	(3,000)
Proceeds from stock option exercises	60,297	64,903	90,388
Other, net	(5,551)	(3,669)	(5,760)
Total financing activities	39,337	(539,436)	72,913
Effect of exchange rate changes on cash and cash equivalents	(10,002)	16,618	2,645
(Decrease) increase in cash and cash equivalents	(866,050)	819,792	39,055
Cash and cash equivalents:
Beginning of year	1,212,822	393,030	353,975
End of year	$346,772	$1,212,822	$393,030
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
Accounts Receivable
The Company maintains allowances for estimated credit losses resulting from the inability of customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses, on all accounts receivable and contract assets, which considers risk of future credit losses based on factors such as historical experience, contract terms, as well as general and market business conditions, country, and political risk. Balances are written off when considered uncollectible. Bad debt expense was $1.2 million in 2021, $3.6 million in 2020 and $2.8 million in 2019. At December 31, 2021 and 2020, the allowance for estimated credit losses was $11.2 million and $12.7 million, respectively.
Inventories
The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 89% of its inventories at December 31, 2021. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 11% of the Company’s inventory at December 31, 2021. For inventories where cost is determined by the LIFO method, the FIFO value would have been $29.8 million and $22.8 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2021 and 2020, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged to expense as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets. The range of lives for depreciable assets is generally three to 10 years for machinery and equipment, five to 27 years for leasehold improvements and 25 to 50 years for buildings. Depreciation expense was $108.5 million, $101.3 million and $101.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The Company principally relies on a discounted cash flow analysis to estimate the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make several assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based on the Company’s long-range plan and are considered level 3 inputs. The Company’s long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the estimated fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method using level 3 inputs for revenue growth rates and royalty rates. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owning such trademarks and trade names and not having to pay a royalty for their use.
The Company completed its required annual impairment tests in the fourth quarter of 2021, 2020 and 2019 and determined that the carrying values of the Company’s goodwill were not impaired. The Company completed its required annual impairment tests in the fourth quarter of 2021, 2020 and 2019 and determined that the carrying values of the Company’s other intangible assets with indefinite lives were not impaired.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Research and Development
Research and development costs are included in Cost of sales as incurred and were $194.2 million in 2021, $158.9 million in 2020 and $161.9 million in 2019.
Shipping and Handling Costs
Shipping and handling costs are included in Cost of sales and were $86.1 million in 2021, $56.8 million in 2020 and $66.7 million in 2019.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

	2021	2020	2019
	(In thousands)
Weighted average shares:
Basic shares	230,955	229,435	227,759
Equity-based compensation plans	1,858	1,715	1,636
Diluted shares	232,813	231,150	229,395

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Recent Accounting Pronouncement
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 8050): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which provides a single comprehensive accounting model for the acquisition of contract balances under ASC 805. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company will adopt the ASU on January 1, 2022, and the amendments in this ASU will be applied on a prospective basis to all periods presented. The adoption of ASU 2021-08 is not expected to impact the Company’s consolidated results of operations, financial position, cash flows or financial statement disclosures.

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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The outstanding contract asset and liability accounts were as follows:

	2021	2020
	(In thousands)
Contract assets – January 1	$68,971	$73,039
Contract assets – December 31	95,274	68,971
Change in contract assets – (decrease) increase	26,303	(4,068)
Contract liabilities – January 1	215,093	167,306
Contract liabilities – December 31	328,816	215,093
Change in contract liabilities – increase	(113,723)	(47,787)
Net change	$(87,420)	$(51,855)
The net change in 2021 and 2020 was primarily driven by the receipt of advance payments from customers significantly exceeding the recognition of revenue and customer advance payments from acquired businesses. For the years ended December 31, 2021 and 2020, the Company recognized revenue of $184 million and $133 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At December 31, 2021 and 2020, $30.1 million and $20.5 million, respectively, of Customer advanced payments (contract liabilities) were recorded in Other long-term liabilities in the consolidated balance sheet.
The remaining performance obligations exceeding one year as of December 31, 2021 and 2020 were $342.5 million and $300.8 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the year ended December 31:

	2021
	EIG	EMG	Total
	(In thousands)
United States	$1,910,203	$890,737	$2,800,940
International(1):
United Kingdom	96,206	121,290	217,496
European Union countries	482,426	403,890	886,316
Asia	927,027	254,370	1,181,397
Other foreign countries	347,896	112,469	460,365
Total international	1,853,555	892,019	2,745,574
Consolidated net sales	$3,763,758	$1,782,756	$5,546,514
_________________
(1)Includes U.S. export sales of $1,475.6 million.

	2020
	EIG	EMG	Total
	(In thousands)
United States	$1,513,967	$816,159	$2,330,126
International(1):
United Kingdom	54,158	117,469	171,627
European Union countries	371,884	324,203	696,087
Asia	769,532	189,987	959,519
Other foreign countries	280,387	102,283	382,670
Total international	1,475,961	733,942	2,209,903
Consolidated net sales	$2,989,928	$1,550,101	$4,540,029
_________________
(1)Includes U.S. export sales of $1,196.4 million.

	2019
	EIG	EMG	Total
	(In thousands)
United States	$1,685,369	$998,317	$2,683,686
International(1):
United Kingdom	64,423	132,485	196,908
European Union countries	434,072	392,283	826,355
Asia	773,034	186,535	959,569
Other foreign countries	365,983	126,056	492,039
Total international	1,637,512	837,359	2,474,871
Consolidated net sales	$3,322,881	$1,835,676	$5,158,557
_________________
(1)Includes U.S. export sales of $1,306.2 million

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Major Products and Services
The Company’s major products and services in the reportable segments were as follows for the year ended December 31:

	2021
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,627,476	$—	$2,627,476
Aerospace and power	1,136,282	506,925	1,643,207
Automation and engineered solutions	—	1,275,831	1,275,831
Consolidated net sales	$3,763,758	$1,782,756	$5,546,514

	2020
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,199,167	$—	$2,199,167
Aerospace and power	790,761	466,343	1,257,104
Automation and engineered solutions	—	1,083,758	1,083,758
Consolidated net sales	$2,989,928	$1,550,101	$4,540,029

	2019
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,393,587	$—	$2,393,587
Aerospace and power	929,294	491,171	1,420,465
Automation and engineered solutions	—	1,344,505	1,344,505
Consolidated net sales	$3,322,881	$1,835,676	$5,158,557

Timing of Revenue Recognition
The Company’s timing of revenue recognition was as follows for the year ended December 31:

	2021
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,048,819	$1,596,911	$4,645,730
Products and services transferred over time	714,939	185,845	900,784
Consolidated net sales	$3,763,758	$1,782,756	$5,546,514

	2020
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$2,427,254	$1,390,574	$3,817,828
Products and services transferred over time	562,674	159,527	722,201
Consolidated net sales	$2,989,928	$1,550,101	$4,540,029

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2019
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$2,680,296	$1,670,448	$4,350,744
Products and services transferred over time	642,585	165,228	807,813
Consolidated net sales	$3,322,881	$1,835,676	$5,158,557
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
Changes in the accrued product warranty obligation were as follows:

	2021	2020	2019
	(In thousands)
Balance at the beginning of the year	$27,839	$27,611	$23,482
Accruals for warranties issued during the year	11,518	12,000	21,145
Settlements made during the year	(13,669)	(14,602)	(19,637)
Warranty accruals related to acquired businesses and other during the year	1,790	2,830	2,621
Balance at the end of the year	$27,478	$27,839	$27,611
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

	2021	2020
	Fair Value	Fair Value
	(In thousands)
Mutual fund investments	$10,703	$8,969
The fair value of mutual fund investments, which are valued as level 1 investments, was based on quoted market prices. The mutual fund investments are shown as a component of long-term assets in the consolidated balance sheet.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
For the years ended December 31, 2021 and 2020, gains and losses on the investments detailed above were not significant.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at December 31, 2021 and 2020 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at December 31:

	2021		2020
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(2,233,705)	$(2,378,930)	$(2,347,587)	$(2,550,956)
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
Foreign Currency
At December 31, 2021 and 2020, the Company had no foreign currency forward contracts outstanding. At December 31, 2019, the Company had a Canadian dollar forward contract for a total notional value of 14.0 million Canadian dollars ($0.1 million fair value unrealized loss at December 31, 2019). For the year ended December 31, 2021 and 2020, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as accounting hedges.
5. Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2021, and 2020, these net investment hedges included British-pound and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At December 31, 2021 and 2020, the Company had $304.6 million and $307.3 million, respectively, of British-pound denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At December 31, 2021 and 2020, the Company had $654.1 million and $699.7 million, respectively, in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound and Euro-denominated loans being designated and 100% effective as net investment hedges, $51.7 million of pre-tax currency remeasurement losses and $60.5 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2021 and 2020, respectively.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. Acquisitions and Divestiture
Acquisitions
The Company spent $1,959.2 million in cash, net of cash acquired, to acquire Magnetrol International ("Magnetrol"), Crank Software, and EGS Automation ("EGS") in March 2021, and NSI-MI Technologies ("NSI-MI"), Abaco Systems, Inc. ("Abaco") in April 2021, and Alphasense in November 2021. Magnetrol is a leading provider of level and flow control solutions for challenging process applications across a diverse set of end markets including medical, pharmaceutical, oil and gas, food and beverage, and general industrial. Crank Software is a leading provider of embedded graphical user interface software and services. EGS is an automation solutions provider that designs and manufactures highly engineered, customized robotic solutions used in critical applications for the medical, food and beverage, and general industrial markets. NSI-MI is a leading provider of radio frequency and microwave test and measurement systems for niche applications across the aerospace, defense, automotive, wireless communications, and research markets. Abaco specializes in open-architecture computing and electronic systems for aerospace, defense, and specialized industrial markets and is a leading provider of mission critical embedded computing systems. Alphasense is a leading provider of gas and particulate sensors for use in environmental, health and safety, and air quality applications. Magnetrol, Crank Software, NSI-MI, Abaco, and Alphasense are part of EIG. EGS is part of EMG.

The following table represents the allocation of the purchase price for the net assets of the acquisitions based on the estimated fair values at acquisition (in millions):

	Abaco	Other Acquisitions	Total
	(in millions)
Property, plant and equipment	$56.2	$45.5	$101.7
Goodwill	739.3	304.5	1,043.8
Other intangible assets	620.8	319.9	940.7
Deferred income taxes	(123.3)	(51.1)	(174.4)
Net working capital and other(1)	51.5	(4.1)	47.4
Total cash paid	$1,344.5	$614.7	$1,959.2
______________________
(1)Includes $70.6 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal as well as $71.6 million of customer advance payments.
The amounts allocated to goodwill are reflective of the benefits the Company expects to realize from the 2021 acquisitions. Abaco's computing and electronic solutions expand and complement the Company's existing aerospace and defense businesses. NSI-MI strengthens the Company's test and measurement platform. Magnetrol's solutions combined with the Company’s existing Sensors, Test and Calibration business, becomes an industry leading differentiated sensor platform with a broad range of level and flow measurement solutions. Alphasense complements the Company's existing sensor business expanding the Company's presence in the environmental health and safety market. Crank Software expands the Company's growing portfolio of software solutions. EGS complements the Company's existing Dunkermotoren business providing highly customizable engineering design and automation capabilities. The Company expects approximately $123.2 million of the goodwill relating to the 2021 acquisitions will be tax deductible in future years.
At December 31, 2021, the purchase price allocated to other intangible assets of $940.7 million consists of $126.2 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $814.5 million of other intangible assets consists of $614.6 million of customer relationships, which are being amortized over a period of 15 to 20 years and $199.9 million of purchased technology, which is being amortized over a period of 11 to 20 years. Amortization expense for each of the next five years for the 2021 acquisitions is expected to be $45.1 million per year.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company finalized the measurements of its tangible and intangible assets and liabilities for its 2021 acquisitions of EGS, Crank Software, Abaco, and NSI-MI, excluding the accounting for income taxes for Abaco, Magnetrol, and NSI-MI, which had no material impact to the consolidated statement of income and balance sheet. The Company is in the process of finalizing its measurements of certain tangible and intangible assets and liabilities for its November 2021 acquisition of Alphasense.
The acquisitions had an immaterial impact on reported sales, net income, and diluted earnings per share for the year ended December 31, 2021. Had the acquisitions been made at the beginning of 2021 or 2020, pro forma net income and diluted earnings per share for the year ended December 31, 2021 and 2020, would not have been materially different than the amounts reported. Pro forma net sales would not have been materially different than the amounts reported for the year ended December 31, 2021 and would have been approximately 12% higher than the reported amounts for the year ended December 31, 2020.
In 2020, the Company spent $116.5 million in cash, net of cash acquired, to acquire IntelliPower in January 2020. IntelliPower designs and manufactures a broad portfolio of ruggedized solutions including uninterruptible power systems, external battery packs, power distribution units and power conditioners. IntelliPower was privately held and is headquartered in Orange, California. IntelliPower is part of EIG.
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

7. Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2019	$2,892.2	$1,155.3	$4,047.5
Goodwill acquired	57.3	—	57.3
Purchase price allocation adjustments and other	74.6	—	74.6
Foreign currency translation adjustments	26.2	19.3	45.5
Balance at December 31, 2020	3,050.3	1,174.6	4,224.9
Goodwill acquired	1,037.9	5.9	1,043.8
Purchase price allocation adjustments and other	1.9	—	1.9
Foreign currency translation adjustments	(16.3)	(15.6)	(31.9)
Balance at December 31, 2021	$4,073.8	$1,164.9	$5,238.7

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other intangible assets were as follows at December 31:

	2021	2020
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$48,071	$49,396
Purchased technology	677,896	487,517
Customer lists	2,930,120	2,326,934
	3,656,087	2,863,847
Accumulated amortization:
Patents	(37,713)	(37,858)
Purchased technology	(235,989)	(209,308)
Customer lists	(888,092)	(745,945)
	(1,161,794)	(993,111)
Net intangible assets subject to amortization	2,494,293	1,870,736
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	874,336	752,983
	$3,368,629	$2,623,719
Amortization expense was $183.6 million, $154.0 million and $132.6 for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense for each of the next five years is expected to approximate $198 million per year, not considering the impact of potential future acquisitions.

8. Other Consolidated Balance Sheet Information

	December 31,
	2021	2020
	(In thousands)
INVENTORIES, NET
Finished goods and parts	$89,985	$81,619
Work in process	122,356	102,945
Raw materials and purchased parts	556,834	374,607
	$769,175	$559,171
PROPERTY, PLANT AND EQUIPMENT, NET
Land	$41,709	$33,382
Buildings	343,996	302,158
Machinery and equipment	1,149,316	1,119,419
	1,535,021	1,454,959
Less: Accumulated depreciation	(917,883)	(928,429)
	$617,138	$526,530

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2021	2020
	(In thousands)
ACCRUED LIABILITIES AND OTHER
Employee compensation and benefits	$205,994	$124,347
Product warranty obligation	27,478	27,839
Realignment	30,476	32,904
Short term lease liability	47,353	44,948
Other	132,036	119,694
	$443,337	$349,732
9. Income Taxes
The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2021	2020	2019
	(In thousands)
Income before income taxes:
Domestic	$958,206	$810,844	$766,436
Foreign	264,964	271,465	303,312
Total	$1,223,170	$1,082,309	$1,069,748
Provision for income taxes:
Current:
Federal	$99,706	$126,427	$88,526
Foreign	146,890	61,672	81,452
State	16,282	19,932	19,093
Total current	262,878	208,031	189,071
Deferred:
Federal	23,538	(1,254)	18,005
Foreign	(56,572)	(4,072)	(29)
State	3,273	7,165	1,404
Total deferred	(29,761)	1,839	19,380
Total provision	$233,117	$209,870	$208,451

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Significant components of the deferred tax (asset) liability were as follows at December 31:

	2021	2020
	(In thousands)
Non-current deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation (1)	$44,199	$46,023
Reserves not currently deductible	(113,392)	(61,872)
Pensions	63,329	39,256
Differences in basis of intangible assets and accelerated amortization	768,542	565,661
Net operating loss carryforwards	(44,164)	(26,767)
Share-based compensation	(12,728)	(13,780)
Foreign Tax Credit Carryforwards	(2,291)	(261)
Unremitted earnings	11,361	10,657
Other	(33,529)	(43,507)
	681,327	515,410
Less: Valuation allowance	11,349	5,965
	692,676	521,375
Portion included in non-current assets	26,999	12,103
Gross non-current deferred tax liability	$719,675	$533,478
______________________
(1)Presented net of deferred tax asset of approximately $33.3 million and $32.4 million at December 31, 2021 and 2020, respectively, resulting from lease obligations.

The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2021	2020	2019
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.5	2.3	1.8
Foreign operations, net	(0.4)	(1.4)	(0.9)
U.S. Benefits for Manufacturing, Export and credits	(2.6)	(1.9)	(2.0)
Uncertain Tax Items	(0.1)	(1.3)	(1.0)
Stock compensation	(1.7)	(1.0)	(1.5)
U.S. Tax on Foreign Earnings	3.9	2.2	2.6
U.S. General Basket FTC	(2.9)	(0.1)	(0.3)
Other	0.3	(0.5)	(0.3)
Consolidated effective tax rate	19.1%	19.4%	19.5%
The Company elected to pay the cash tax cost of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries over an eight-year period. As of December 31, 2021, the Company has a remaining cash tax obligation of $35.9 million, all of which is classified as non-current.
The Company has evaluated the impact of the global intangible low-taxed income (“GILTI”) section of the Tax Act and has made a tax accounting policy election to record the annual tax cost of GILTI as a current period expense when incurred and, as such, will not be measuring an impact of GILTI in its determination of deferred taxes.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As a result of the one-time mandatory deemed repatriation and the taxable inclusions under the GILTI provisions of the Tax Act, the Company has approximately $714.6 million in previously taxed income (“PTI”) as of December 31, 2021 which can be repatriated without incremental U.S. Federal tax. The Company intends to reinvest its earnings indefinitely in operations outside the United States except to the extent of the PTI. There has been no provision for U.S. deferred income taxes for the undistributed earnings over PTI of approximately $186.4 million and $411.0 million at December 31, 2021 and 2020 respectively because determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.
As of December 31, 2021, and 2020, the Company recorded deferred income taxes totaling $11.4 million and $10.7 million respectively in state income and foreign withholding taxes expected to be incurred when the cash amounts related to the mandatory tax are ultimately repatriated to the U.S.
The Company is acquisitive and at times acquires entities with tax attributes (net operating losses or tax credits) that carry over to post-acquisition tax periods of the Company. At December 31, 2021, the Company had tax effected benefits, net of uncertain tax positions of $44.1 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $11.7 million for federal income tax purposes with no valuation allowance for the U.S. consolidated group, $12.0 million for state income tax purposes with a valuation allowance of $2.9 million, and $20.4 million for foreign income tax purposes with a valuation allowance of $1.4 million. These net operating loss carryforwards, if not used, will expire between 2022 and 2041.
At December 31, 2021, the Company had tax effected benefits of $11.8 million related to tax credit carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes tax credit carryforwards of $5.4 million for federal income tax purposes with a valuation allowance of $3.3 million, $6.4 million for state income tax purposes with a valuation allowance of $2.4 million, and no remaining credit carryforwards for foreign income tax purposes. These tax credit carryforwards, if not used, will expire between 2022 and 2041.
The Company maintains a valuation allowance (VA) to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to deferred tax assets established for state non-deductible interest expense, federal and state credits and state net operating loss carryforwards. In 2021, the Company recorded an increase of $5.4 million in the valuation allowance of which $2.1 million mostly relates to foreign tax credit carryforwards and $3.3 million relates to state net operating losses and credits that are not expected to be utilized.
At December 31, 2021, the Company had gross unrecognized tax benefits of $147.0 million, of which $110.0 million, if recognized, would impact the effective tax rate. At December 31, 2020, the Company had gross unrecognized tax benefits of $100.7 million, of which $60.6 million, if recognized, would impact the effective tax rate.
At December 31, 2021 and 2020, the Company reported $9.1 million and $11.6 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2021, and 2020, the Company recognized a net benefit of $2.5 million, and $2.6 million respectively for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Approximately 62% of the Company’s overall tax liability is incurred in the United States. The Company files income tax returns in various other state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. At December 31, 2021, the Company was notified by the Internal Revenue Service ("IRS") that the U.S. consolidated tax group and a separate company filer was selected for audit for the 2019 tax year. A preliminary meeting with the IRS and company representative has been scheduled. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.
During 2021, the Company added $58.6 million of tax, interest and penalties related to identified uncertain tax positions and reversed $35.2 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2020, the Company added $24.3 million of tax, interest and penalties related to identified uncertain tax positions and reversed $35.3 million of tax and interest related to statute expirations and settlement of prior uncertain positions.
The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2021	2020	2019
	(In millions)
Balance at the beginning of the year	$100.7	$109.1	$119.3
Additions for tax positions related to the current year	41.4	15.6	17.5
Additions for tax positions of prior years	34.9	6.2	2.8
Reductions for tax positions of prior years	(1.5)	(0.3)	(1.3)
Reductions related to settlements with taxing authorities	(0.1)	(0.5)	(0.9)
Reductions due to statute expirations	(28.4)	(29.4)	(28.3)
Balance at the end of the year	$147.0	$100.7	$109.1
In 2021, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain higher transfer pricing risks. The reductions above primarily relate to statute expirations. The net increase of $46.3 million in uncertain tax positions resulted in an increase of $18.9 million to income tax expense and the remainder primarily in goodwill. At December 31, 2021, tax, interest and penalties of $134.2 million were classified as a non-current liability and $22.0 million was reflected as a reduction against deferred tax assets.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10. Debt
Long-term debt, net consisted of the following at December 31:

	2021	2020
	(In thousands)
U.S. dollar 3.73% senior notes due September 2024	$300,000	$300,000
U.S. dollar 3.91% senior notes due June 2025	50,000	50,000
U.S. dollar 3.96% senior notes due August 2025	100,000	100,000
U.S. dollar 4.18% senior notes due December 2025	275,000	275,000
U.S. dollar 3.83% senior notes due September 2026	100,000	100,000
U.S. dollar 4.32% senior notes due December 2027	250,000	250,000
U.S. dollar 4.37% senior notes due December 2028	50,000	50,000
U.S. dollar 3.98% senior notes due September 2029	100,000	100,000
U.S. dollar 4.45% senior notes due August 2035	50,000	50,000
British pound 2.59% senior note due November 2028	203,046	204,880
British pound 2.70% senior note due November 2031	101,510	102,433
Euro 1.34% senior notes due October 2026	341,284	366,806
Euro 1.71% senior notes due December 2027	85,323	91,706
Euro 1.53% senior notes due October 2028	227,541	244,572
Swiss franc 2.44% senior note due December 2021	—	62,190
Revolving credit facility borrowings	314,480	72,145
Other, principally foreign	1,976	—
Less: Debt issuance costs	(5,919)	(6,007)
Total debt, net	2,544,241	2,413,725
Less: Current portion, net	(315,093)	(132,284)
Total long-term debt, net	$2,229,148	$2,281,441
Maturities of long-term debt borrowings outstanding at December 31, 2021 were as follows: none in 2023; $300.0 million in 2024; $425.0 million in 2025; $441.3 million in 2026; $335.3 million in 2027; and $732.1 million in 2028 and thereafter.
In the fourth quarter of 2021, the Company paid in full, at maturity, a 55 million Swiss franc ($59.7 million) in aggregate principal amount of 2.44% senior note.
In the third quarter of 2020, the Company paid in full, at maturity, an 80 million British pound ($102.9 million) in aggregate principal amount of 4.68% senior note.
In December 2018, the Company completed a private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors (the “2018 Private Placement”) utilizing two funding dates. The first funding occurred in December 2018 for $475 million and 75 million Euros ($85.3 million at December 31, 2021). The second funding was in January 2019 for $100 million. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Company issued $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035.
In September 2010, the Company issued an 80 million British pound 4.68% senior note due September 2020 (paid in full, at maturity, as previously noted). In December 2011, the Company issued a 55 million Swiss franc (paid in full, at maturity, as previously noted) 2.44% senior note due December 2021. In October 2016, the Company issued 300 million Euros ($341.3 million at December 31, 2021) in aggregate principal amount of 1.34% senior notes due October 2026 and 200 million Euros ($227.5 million at December 31, 2021) in aggregate principal amount of 1.53% senior notes due October 2028. In November 2016, the Company issued 150 million British pounds ($203.0 million at December 31, 2021) in aggregate principal amount of 2.59% senior notes due November 2028 and 75 million British pounds ($101.5 million at December 31, 2021) in aggregate principal amount of 2.70% senior notes due November 2031.
In April 2021, the Company along with certain of its foreign subsidiaries amended its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018 (the “Credit Agreement”). The Credit Agreement amends the Company’s existing revolving credit facility to add a new five-year, delayed draw, term loan for up to $800.0 million. The Credit Agreement consists of a five-year revolving credit facility in an aggregate principal amount of $1.5 billion with a final maturity date in October 2023. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $500 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The credit agreement places certain restrictions on allowable additional indebtedness. In November 2021, the Company further amended the Credit Agreement to address the cessation of LIBOR on certain currencies. At December 31, 2021, the Company had available borrowing capacity of $2,447.5 million under its revolving credit facility and term loan, including the $500 million accordion feature. At December 31, 2021, the Company had $150.0 million outstanding on the term loan with a maturity date of June 2026. The proceeds from the term loan were used to fund the Company's 2021 acquisitions.
Interest rates on outstanding borrowings under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At December 31, 2021 and 2020 the Company had $314.5 million and $72.1 million of borrowings outstanding under the revolving credit facility, respectively. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2021 and 2020 was 1.34% and 1.84%, respectively. The Company had outstanding letters of credit primarily under the revolving credit facility totaling $38.0 million and $30.2 million at December 31, 2021 and 2020, respectively.
The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2021.
Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $56.8 million and $53.0 million at December 31, 2021 and 2020, respectively. At December 31, 2021, foreign subsidiaries had $2.0 million in debt borrowings outstanding, which was reported in short-term borrowings. At December 31, 2020, foreign subsidiaries had no debt borrowings outstanding.
The weighted average interest rate on total debt borrowings outstanding at December 31, 2021 and 2020 was 3.1% and 3.0%, respectively.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Total share-based compensation expense was as follows for the years ended December 31:

	2021	2020	2019
	(In thousands)
Stock option expense	$12,733	$13,695	$12,810
Restricted stock expense	21,393	17,997	16,169
PRSU expense	11,977	9,873	11,415
Total pre-tax expense	$46,103	$41,565	$40,394
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
Stock Options
The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2021	2020	2019
Expected volatility	24.2%	22.2%	19.1%
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate	0.85%	0.52%	2.25%
Expected dividend yield	0.66%	1.14%	0.66%
Black-Scholes-Merton fair value per stock option granted	$25.63	$11.01	$16.85
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
the time of grant. The expected dividend yield is calculated by dividing the Company’s annual dividend, based on the most recent quarterly dividend rate, by the Company’s closing common stock price on the grant date. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.
The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	3,950	$65.16
Granted	552	121.91
Exercised	(1,025)	57.60
Forfeited	(123)	85.52
Expired	(2)	59.79
Outstanding at the end of the year	3,352	$76.08	6.2	$237.9
Exercisable at the end of the year	2,060	$67.15	4.7	$164.6
The aggregate intrinsic value of stock options exercised during 2021, 2020 and 2019 was $59.1 million, $63.7 million and $88.2 million, respectively. The total fair value of stock options vested during 2021, 2020 and 2019 was $13.7 million, $12.9 million and $11.8 million, respectively.
The following is a summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested stock options outstanding at the beginning of the year	1,906	$13.34
Granted	552	25.63
Vested	(1,043)	13.18
Forfeited	(123)	16.61
Non-vested stock options outstanding at the end of the year	1,292	$18.41
As of December 31, 2021, there was approximately $14 million of expected future pre-tax compensation expense related to the 1.3 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the Company’s non-vested restricted stock activity and related information for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at the beginning of the year	701	$76.86
Granted	153	122.60
Vested	(395)	72.45
Forfeited	(46)	94.80
Non-vested restricted stock outstanding at the end of the year	413	$96.07
The total fair value of restricted stock vested during 2021, 2020 and 2019 was $28.6 million, $14.4 million and $25.2 million, respectively. The weighted average fair value of restricted stock granted per share during 2021 and 2020 was $122.60 and $80.27, respectively. As of December 31, 2021, there was approximately $28 million of expected future pre-tax compensation expense related to the 0.4 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than two years.
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
The following is a summary of the Company’s non-vested performance restricted stock activity and related information for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at the beginning of the year	264	$72.90
Granted	81	121.91
Performance assumption change [1]	39	78.20
Vested	(88)	78.20
Forfeited	(7)	89.83
Non-vested performance restricted stock outstanding at the end of the year	289	$85.29
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2021, there was approximately $4 million of expected future pre-tax compensation expense related to the 0.3 million non-vested performance restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
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
The Company maintains contributory and non-contributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $8 million to $12 million to its worldwide defined benefit pension plans in 2022.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:
U.S. Defined Benefit Pension Plans:

	2021	2020
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$532,357	$510,514
Service cost	2,767	3,015
Interest cost	14,074	17,235
Actuarial (gains) losses	(12,593)	32,963
Gross benefits paid	(31,832)	(31,370)
Net projected benefit obligation at the end of the year	$504,773	$532,357
Change in plan assets:
Fair value of plan assets at the beginning of the year	$662,298	$621,632
Actual return on plan assets	70,540	71,281
Employer contributions	621	755
Gross benefits paid	(31,832)	(31,370)
Fair value of plan assets at the end of the year	$701,627	$662,298
Foreign Defined Benefit Pension Plans:

	2021	2020
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$351,584	$311,783
Service cost	4,218	4,246
Interest cost	4,458	5,376
Foreign currency translation adjustments	(6,580)	13,955
Employee contributions	76	92
Actuarial (gains) losses	(10,199)	27,055
Expenses paid from assets	(1,121)	(838)
Gross benefits paid	(10,426)	(10,615)
Curtailments	412	—
Plan amendments	—	530
Net projected benefit obligation at the end of the year	$332,422	$351,584
Change in plan assets:
Fair value of plan assets at the beginning of the year	$250,735	$224,347
Actual return on plan assets	20,184	20,966
Employer contributions	9,656	8,772
Employee contributions	76	92
Foreign currency translation adjustments	(2,816)	8,011
Expenses paid from assets	(1,121)	(838)
Gross benefits paid	(10,426)	(10,615)
Fair value of plan assets at the end of the year	$266,288	$250,735

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The projected benefit obligation assumptions impacting net actuarial losses (gains) consist of changes in discount and mortality rates, as well as changes in plan experience. A significant component of the decrease in actuarial losses in 2020 for both the U.S. and Foreign Defined Benefit Plans was the change in discount rates.
The accumulated benefit obligation consisted of the following at December 31:
U.S. Defined Benefit Pension Plans:

	2021	2020
	(In thousands)
Funded plans	$492,957	$515,667
Unfunded plans	3,913	4,494
Total	$496,870	$520,161
Foreign Defined Benefit Pension Plans:

	2021	2020
	(In thousands)
Funded plans	$284,013	$295,998
Unfunded plans	47,761	53,090
Total	$331,774	$349,088
Weighted average assumptions used to determine benefit obligations at December 31:

	2021	2020
U.S. Defined Benefit Pension Plans:
Discount rate	3.02%	2.69%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	1.78%	1.27%
Rate of compensation increase (where applicable)	2.50%	2.50%
The following is a summary of the fair value of plan assets for U.S. plans at December 31:

	2021			2020
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Corporate debt instruments	$4,053	$—	$4,053	$3,442	$—	$3,442
Corporate debt instruments – Preferred	11,265	—	11,265	12,196	—	12,196
Corporate stocks – Common	67,975	67,975	—	62,897	62,897	—
Municipal bonds	676	—	676	876	—	876
Registered investment companies	150,535	150,535	—	236,530	236,530	—
U.S. Government securities	663	—	663	526	—	526
Total investments	235,167	218,510	16,657	316,467	299,427	17,040
Investments measured at net asset value	466,460	—	—	345,831	—	—
Total investments	$701,627	$218,510	$16,657	$662,298	$299,427	$17,040
U.S. equity securities and global equity securities categorized as level 1 are traded on national and international exchanges and are valued at their closing prices on the last trading day of the year. For U.S. equity

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The expected long-term rate of return on these plan assets was 6.75% in 2021 and 7.00% in 2020. Equity securities included 384,788 shares of AMETEK, Inc. common stock with a market value of $56.6 million (8.1% of total plan investment assets) at December 31, 2021 and 384,788 shares of AMETEK, Inc. common stock with a market value of $46.5 million (7.0% of total plan investment assets) at December 31, 2020.
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
The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31:

	2021		2020
Asset Class	Total	Level 3	Total	Level 3
	(In thousands)
Life insurance	$18,806	$18,806	$20,908	$20,908
Total investments	18,806	18,806	20,908	20,908
Investments measured at net asset value	247,482	—	229,827	—
Total investments	$266,288	$18,806	$250,735	$20,908
Life insurance assets are considered level 3 investments as their values are determined by the sponsor using unobservable market data.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2019	$19,298
Actual return on assets:
Unrealized losses relating to instruments still held at the end of the year	$1,610
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2020	$20,908
Actual return on assets:
Unrealized gains (losses) relating to instruments still held at the end of the year	$(2,102)
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2021	$18,806
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
The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. The current low interest rate environment influences this outlook. Therefore, the assumed rate of return for U.S. plans is 6.75% and 5.85% for foreign plans in 2022.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:
U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2021	2020	2021	2020
	(In thousands)
Benefit obligation	$6,234	$6,842	$6,234	$6,842
Fair value of plan assets	1,239	1,155	1,239	1,155
Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2021	2020	2021	2020
	(In thousands)
Benefit obligation	$272,245	$349,762	$271,596	$347,267
Fair value of plan assets	200,862	248,914	200,862	248,914
The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2021	2020
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$967,915	$913,034
Projected benefit obligation	(837,195)	(883,940)
Funded status at the end of the year	$130,720	$29,094
Amounts recognized in the consolidated balance sheet consisted of:
Non-current asset for pension benefits (other assets)	$207,099	$135,628
Current liabilities for pension benefits	(2,133)	(2,174)
Non-current liability for pension benefits	(74,246)	(104,360)
Net amount recognized at the end of the year	$130,720	$29,094
The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2021	2020
	(In thousands)
Net actuarial loss	$193,220	$249,468
Prior service costs	1,855	4,247
Transition asset	4	5
Total recognized	$195,079	$253,720

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31:

	2021	2020	2019
	(In thousands)
Defined benefit plans:
Service cost	$6,985	$7,261	$6,556
Interest cost	18,532	22,611	26,979
Expected return on plan assets	(56,752)	(54,629)	(52,402)
Curtailment	3,151	—	—
Settlement	—	—	739
Amortization of:
Net actuarial loss	16,353	15,479	15,685
Prior service costs	456	486	484
Transition asset	1	1	1
Total net periodic benefit income	(11,274)	(8,791)	(1,958)

Other plans:
Defined contribution plans	31,149	30,829	32,508
Foreign plans and other	8,454	7,902	9,406
Total other plans	39,603	38,731	41,914
Total net pension expense	$28,329	$29,940	$39,956
The total net periodic benefit expense (income) is included in Cost of sales, General and administrative expense and Other income and expense in the consolidated statement of income.
The following weighted average assumptions were used to determine the above net periodic pension benefit income for the years ended December 31:

	2021	2020	2019
U.S. Defined Benefit Pension Plans:
Discount rate	2.69%	3.45%	4.40%
Expected return on plan assets	6.75%	7.00%	7.50%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	1.27%	1.83%	2.59%
Expected return on plan assets	5.47%	5.97%	6.52%
Rate of compensation increase (where applicable)	2.50%	2.50%	2.50%
Estimated Future Benefit Payments
The estimated future benefit payments for U.S. and foreign plans are as follows: 2022 – $42.4 million; 2023 – $43.7 million; 2024 – $44.2 million; 2025 – $43.7 million; 2026 – $43.8 million; 2026 to 2030 - $216.1 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.
Postretirement Plans and Post-employment Benefits
The Company provides limited postretirement benefits other than pensions for certain retirees and a small number of former employees. Benefits under these arrangements are not funded and are not significant.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company also provides limited post-employment benefits for certain former or inactive employees after employment but before retirement. Those benefits are not significant in amount.
The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $28.4 million and $25.1 million at December 31, 2021 and 2020, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2021, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned”sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully accrued. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at December 31, 2021 and 2020 were $37.2 million and $32.4 million, respectively, for both non-owned and owned sites. In 2021, the Company recorded $12.1 million in reserves. Additionally, in 2021 the Company spent $7.3 million on environmental matters.
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
Operating leases are included in right-of-use ("ROU") assets, accrued liabilities and other, and other long-term liabilities on our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company has no finance leases. The Company primarily leases buildings (real estate) and automobiles which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Our leases have initial lease terms ranging from 1 month to 16 years, with the exception of a single land lease with 62 years remaining. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	2021	2020	2019
	(In thousands)
Operating lease cost	$61,680	$44,498	$45,438
Variable lease cost	7,724	4,526	7,813
Total lease cost	$69,404	$49,024	$53,251
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021	2020
	(In thousands)
Right of use assets, net	$169,924	$167,233
Lease liabilities included in Accrued liabilities and other	47,353	44,948
Lease liabilities included in Other long-term liabilities	129,101	128,173
Total lease liabilities	$176,454	$173,121

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Supplemental cash flow information and other information related to leases was as follows for the year ended December 31:

	2021	2020
	(In thousands)
Right-of-use assets obtained in exchange for new operating liabilities	$64,653	$35,923
Weighted-average remaining lease terms – operating leases (years)	5.36	5.44
Weighted-average discount rate – operating leases	2.91%	3.40%
Maturities of lease liabilities as of December 31, 2021 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
2022	$50,854
2023	41,993
2024	30,070
2025	22,186
2026	15,638
Thereafter	30,839
Total lease payments	191,580
Less: imputed interest	15,126
$176,454
The Company does not have any significant leases that have not yet commenced.
Other Commitments
As of December 31, 2021, and 2020, the Company had $890.9 million and $494.1 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.
The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts outstanding at any particular point in time. At December 31, 2021, the maximum amount of future payment obligations relative to these various guarantees was $107.9 million and the outstanding liability under certain of those guarantees was $1.0 million.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Reportable Segment Financial Information

	2021	2020	2019
	(In thousands)
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$958,183	$770,620	$865,307
Electromechanical	437,378	324,962	387,931
Total segment operating income	1,395,561	1,095,582	1,253,238
Corporate administrative expenses	(86,891)	(67,698)	(75,858)
Consolidated operating income	1,308,670	1,027,884	1,177,380
Interest and other income (expenses), net	(85,500)	54,425	(107,632)
Consolidated income before income taxes	$1,223,170	$1,082,309	$1,069,748

Assets:
Electronic Instruments	$8,672,711	$6,554,414
Electromechanical	2,638,773	2,646,985
Total segment assets	11,311,484	9,201,399
Corporate	586,703	1,156,084
Consolidated assets	$11,898,187	$10,357,483

Additions to property, plant and equipment(1):
Electronic Instruments	$168,267	$48,638	$74,994
Electromechanical	34,586	26,381	42,924
Total segment additions to property, plant and equipment	202,853	75,019	117,918
Corporate	10,417	1,007	4,770
Consolidated additions to property, plant and equipment	$213,270	$76,026	$122,688

Depreciation and amortization:
Electronic Instruments	$210,118	$174,494	$153,111
Electromechanical	79,497	78,297	78,664
Total segment depreciation and amortization	289,615	252,791	231,775
Corporate	2,497	2,484	2,267
Consolidated depreciation and amortization	$292,112	$255,275	$234,042
___________________
(1)Includes $102.6 million in 2021, $1.8 million in 2020 and $20.3 million in 2019 from acquired businesses.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Geographic Areas
Information about the Company’s operations in different geographic areas for the years ended December 31, 2021 and 2020 is shown below.

	2021	2020
	(In thousands)
Long-lived assets from continuing operations (excluding intangible assets):
United States	$416,323	$344,535
International(1):
United Kingdom	74,525	55,519
European Union countries	87,117	82,256
Asia	11,971	14,066
Other foreign countries	27,202	30,154
Total international	200,815	181,995
Total consolidated	$617,138	$526,530
_________________
(1)Represents long-lived assets of foreign-based operations only.
16. Additional Consolidated Income Statement and Cash Flow Information
Included in other income (expense), net are interest and other investment income of $2.0 million, $2.7 million and $4.6 million for 2021, 2020 and 2019, respectively. Income taxes paid in 2021, 2020 and 2019 were $245.5 million, $210.4 million and $221.6 million, respectively. Cash paid for interest was $78.7 million, $86.2 million and $84.9 million in 2021, 2020 and 2019, respectively.
17. Stockholders’ Equity
In 2020, the Company repurchased approximately 55,000 shares of its common stock for $4.7 million in cash under its share repurchase authorization. In 2021, the Company repurchased approximately 113,000 shares of its common stock for $14.7 million in cash under its share repurchase authorization. At December 31, 2021, $469.7 million was available under the Company’s Board of Directors authorization for future share repurchases.
Effective February 11, 2021, the Company’s Board of Directors approved an 11% increase in the quarterly cash dividend on the Company’s common stock to $0.20 per common share from $0.18 per common share.
At December 31, 2021, the Company held 36,137,864 shares in its treasury at a cost of $1,573.0 million, compared with 36,227,061 shares at a cost of $1,565.3 million at December 31, 2020. The number of shares outstanding at December 31, 2021 was 231.7 million shares, compared with 230.5 million shares at December 31, 2020.
Subsequent Event
Effective February 9, 2022, the Company’s Board of Directors approved a 10% increase in the quarterly cash dividend on the Company’s common stock to $0.22 per common share from $0.20 per common share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2021. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B.    Other Information
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
a)Directors of the Registrant.
Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
b)Executive Officers of the Registrant.
Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
c)Section 16(a) Compliance.
Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading “Delinquent Section 16(a) Reports” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
d)Identification of the Audit Committee.
Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
e)Audit Committee Financial Experts.
Information concerning the audit committee financial experts of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
f)Corporate Governance/Nominating Committee.
Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Stockholder Proposals and Director Nominations for the 2023 Annual Meeting” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Compensation Committee Report,” “Compensation Tables” and “Potential Payments Upon Termination or Change

of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders is incorporated herein by reference.

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
10.18
Amendment No. 1 to Amended and Restated Credit Agreement, dated April 26, 2021, by and among AMETEK, Inc., AMETEK European Holdings Limited, AMETEK Canada Limited Partnership and AMETEK Material Analysis Holdings GmbH as Foreign Subsidiary Borrowers, with the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Truist Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents.
Exhibit 10.1 to Form 8-K dated April 29, 2021, SEC File No. 1-12981

10.19*	Amendment No. 2 to Amended and Restated Credit Agreement, dated November 18, 2021.

10.24	AMETEK, Inc. Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 8-K dated October 2, 2014, SEC File No. 1-12981.

10.25	Amendment No. 1 to Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.26	AMETEK, Inc. Note Purchase Agreement, as of October 31, 2016.	Exhibit 10.1 to Form 8-K dated November 2, 2016, SEC File No. 1-12981.

10.27	AMETEK, Inc. 2018 Note Purchase Agreement, dated as of December 13, 2018.	Exhibit 10.1 to Form 8-K dated December 13, 2018, SEC File No. 1-12981.

10.28	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award for Chief Executive Officer	Exhibit 10.1 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.29	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award	Exhibit 10.2 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.30	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Chief Executive Officer	Exhibit 10.3 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.31	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Non-Employee Directors	Exhibit 10.4 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.32	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award	Exhibit 10.5 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.33	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award for Chief Executive Officer	Exhibit 10.6 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.34	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award	Exhibit 10.7 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description	Incorporated Herein by Reference to
31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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
Date : February 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. ZAPICO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 22, 2022
David A. Zapico

/s/ WILLIAM J. BURKE	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	February 22, 2022
William J. Burke

/s/ THOMAS M. MONTGOMERY	Senior Vice President – Comptroller (Principal Accounting Officer)	February 22, 2022
Thomas M. Montgomery

/s/ THOMAS A. AMATO	Director	February 22, 2022
Thomas A. Amato

/s/ TOD E. CARPENTER	Director	February 22, 2022
Tod E. Carpenter

/s/ ANTHONY J. CONTI	Director	February 22, 2022
Anthony J. Conti

/s/ STEVEN W. KOHLHAGEN	Director	February 22, 2022
Steven W. Kohlhagen

/s/ GRETCHEN W. MCCLAIN	Director	February 22, 2022
Gretchen W. McClain

/s/ KARLEEN M. OBERTON	Director	February 22, 2022
Karleen M. Oberton