Form 10-Q
period 2022-03-31
AMETEK INC/
filed 2022-05-03
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 29, 2022 was 230,910,009 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,458,525	$1,215,742
Cost of sales	948,833	789,392
Selling, general and administrative	156,452	133,005
Total operating expenses	1,105,285	922,397
Operating income	353,240	293,345
Interest expense	(19,570)	(18,947)
Other income (expense), net	2,552	(1,942)
Income before income taxes	336,222	272,456
Provision for income taxes	63,775	53,223
Net income	$272,447	$219,233
Basic earnings per share	$1.18	$0.95
Diluted earnings per share	$1.17	$0.94
Weighted average common shares outstanding:
Basic shares	231,481	230,435
Diluted shares	233,065	232,296
Dividends declared and paid per share	$0.22	$0.20
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Total comprehensive income	$257,301	$210,826
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$340,304	$346,772
Receivables, net	854,457	829,213
Inventories, net	866,472	769,175
Other current assets	211,582	183,605
Total current assets	2,272,815	2,128,765
Property, plant and equipment, net	611,010	617,138
Right of use assets, net	169,279	169,924
Goodwill	5,218,920	5,238,726
Other intangibles, net	3,312,384	3,368,629
Investments and other assets	387,621	375,005
Total assets	$11,972,029	$11,898,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$331,426	$315,093
Accounts payable	504,249	470,252
Customer advanced payments	322,887	298,728
Income taxes payable	74,055	35,904
Accrued liabilities and other	358,118	443,337
Total current liabilities	1,590,735	1,563,314
Long-term debt, net	2,204,592	2,229,148
Deferred income taxes	715,645	719,675
Other long-term liabilities	529,369	514,166
Total liabilities	5,040,341	5,026,303
Stockholders’ equity:
Common stock	2,693	2,689
Capital in excess of par value	1,018,433	1,012,526
Retained earnings	8,121,781	7,900,113
Accumulated other comprehensive loss	(485,590)	(470,444)
Treasury stock	(1,725,629)	(1,573,000)
Total stockholders’ equity	6,931,688	6,871,884
Total liabilities and stockholders’ equity	$11,972,029	$11,898,187
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,689	$2,676
Shares issued	4	2
Balance at the end of the period	2,693	2,678
Capital in excess of par value
Balance at the beginning of the period	1,012,526	921,752
Issuance of common stock under employee stock plans	(3,664)	(4,780)
Share-based compensation expense	9,571	11,440
Balance at the end of the period	1,018,433	928,412
Retained earnings
Balance at the beginning of the period	7,900,113	7,094,656
Net income	272,447	219,233
Cash dividends paid	(50,778)	(46,033)
Other	(1)	—
Balance at the end of the period	8,121,781	7,267,856
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(275,365)	(250,748)
Translation adjustments	(27,185)	(21,500)
Change in long-term intercompany notes	(6,867)	(6,895)
Net investment hedge instruments gain, net of tax of $(5,831) and $(5,938) for the quarter ended March 31, 2022 and 2021, respectively	17,906	18,358
Balance at the end of the period	(291,511)	(260,785)
Defined benefit pension plans:
Balance at the beginning of the period	(195,079)	(253,720)
Amortization of net actuarial loss and other, net of tax of $(326) and $(527) for the quarter ended March 31, 2022 and 2021, respectively	1,000	1,630
Balance at the end of the period	(194,079)	(252,090)
Accumulated other comprehensive loss at the end of the period	(485,590)	(512,875)
Treasury stock
Balance at the beginning of the period	(1,573,000)	(1,565,270)
Issuance of common stock under employee stock plans	4,095	7,944
Purchase of treasury stock	(156,724)	(7,997)
Balance at the end of the period	(1,725,629)	(1,565,323)
Total stockholders’ equity	$6,931,688	$6,120,748
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2022	2021
Cash provided by (used for):
Operating activities:
Net income	$272,447	$219,233
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	78,121	64,617
Deferred income taxes	(497)	8,095
Share-based compensation expense	9,571	11,440
Gain on sale of facilities	(7,054)	—
Net change in assets and liabilities, net of acquisitions	(138,897)	(13,275)
Pension contributions	(2,137)	(2,038)
Other, net	(10,213)	(3,665)
Total operating activities	201,341	284,407
Investing activities:
Additions to property, plant and equipment	(26,389)	(17,537)
Purchases of businesses, net of cash acquired	—	(263,948)
Proceeds from sale of facilities	11,754	—
Other, net	(246)	(3,017)
Total investing activities	(14,881)	(284,502)
Financing activities:
Net change in short-term borrowings	19,977	(32,950)
Repurchases of common stock	(156,724)	(7,997)
Cash dividends paid	(50,778)	(46,033)
Proceeds from stock option exercises	8,262	6,925
Other, net	(8,180)	(3,951)
Total financing activities	(187,443)	(84,006)
Effect of exchange rate changes on cash and cash equivalents	(5,485)	(5,061)
Decrease in cash and cash equivalents	(6,468)	(89,162)
Cash and cash equivalents:
Beginning of period	346,772	1,212,822
End of period	$340,304	$1,123,660
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2022, the consolidated results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission.
2.    Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which provides a single comprehensive accounting model for the acquisition of contract balances under ASC 805. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company early adopted the ASU on January 1, 2022, and the amendments in this ASU were applied on a prospective basis to all periods presented. The adoption of ASU 2021-08 did not impact the Company's consolidated results of operations, financial position, cash flows, or financial statement disclosures.
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2022	2021
	(In thousands)
Contract assets—January 1	$95,274	$68,971
Contract assets – March 31	102,703	71,415
Change in contract assets – increase (decrease)	7,429	2,444
Contract liabilities – January 1	328,816	215,093
Contract liabilities – March 31	351,053	253,047
Change in contract liabilities – (increase) decrease	(22,237)	(37,954)
Net change	$(14,808)	$(35,510)
The net change for the three months ended March 31, 2022 was primarily driven by contract liabilities, specifically broad-based growth in advance payments from customers. For the three months ended March 31, 2022 and 2021, the Company recognized revenue of $181.6 million and $132.0 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At March 31, 2022 and December 31, 2021, $28.3 million and $30.1 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations not expected to be completed within one year as of March 31, 2022 and December 31, 2021 were $305.9 million and $342.5 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

Geographic Areas

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three months ended March 31:

	Three months ended March 31, 2022
	EIG	EMG	Total
	(In thousands)
United States	$483,626	$230,641	$714,267
International(1):
United Kingdom	27,955	28,757	56,712
European Union countries	120,714	114,149	234,863
Asia	256,420	63,406	319,826
Other foreign countries	99,044	33,813	132,857
Total international	504,133	240,125	744,258
Consolidated net sales	$987,759	$470,766	$1,458,525
________________
(1)    Includes U.S. export sales of $409.2 million for the three months ended March 31, 2022.

	Three months ended March 31, 2021
	EIG	EMG	Total
	(In thousands)
United States	$388,901	$210,182	$599,083
International(1):
United Kingdom	21,947	30,051	51,998
European Union countries	103,665	95,297	198,962
Asia	197,561	61,194	258,755
Other foreign countries	78,850	28,094	106,944
Total international	402,023	214,636	616,659
Consolidated net sales	$790,924	$424,818	$1,215,742
______________
(1)    Includes U.S. export sales of $331.2 million for the three months ended March 31, 2021.
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended March 31, 2022
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$692,692	$—	$692,692
Aerospace and power	295,067	126,742	421,809
Automation and engineered solutions	—	344,024	344,024
Consolidated net sales	$987,759	$470,766	$1,458,525

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

	Three months ended March 31, 2021
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$576,559	$—	$576,559
Aerospace and power	214,365	122,173	336,538
Automation and engineered solutions	—	302,645	302,645
Consolidated net sales	$790,924	$424,818	$1,215,742
Timing of Revenue Recognition

	Three months ended March 31, 2022
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$812,948	$412,654	$1,225,602
Products and services transferred over time	174,811	58,112	232,923
Consolidated net sales	$987,759	$470,766	$1,458,525

	Three months ended March 31, 2021
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$647,252	$383,031	$1,030,283
Products and services transferred over time	143,672	41,787	185,459
Consolidated net sales	$790,924	$424,818	$1,215,742
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
Changes in the accrued product warranty obligation were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Balance at the beginning of the period	$27,478	$27,839
Accruals for warranties issued during the period	2,753	2,780
Settlements made during the period	(3,023)	(3,292)
Warranty accruals related to acquired businesses and other during the period	(166)	(99)
Balance at the end of the period	$27,042	$27,228
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
At March 31, 2022, the Company had $854.5 million of accounts receivable, net of allowances of $10.9 million. Changes in the allowance were not material for the three months ended March 31, 2022.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Weighted average shares:
Basic shares	231,481	230,435
Equity-based compensation plans	1,584	1,861
Diluted shares	233,065	232,296
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	Fair Value	Fair Value
	(In thousands)
Mutual fund investments	$11,283	$10,703
The fair value of mutual fund investments, which are valued as level 1 investments, was based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the three months ended March 31, 2022 and 2021, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2022 and 2021.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at March 31, 2022 and December 31, 2021 in the accompanying consolidated balance sheet.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(2,208,928)	$(2,243,340)	$(2,233,705)	$(2,378,930)
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
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2022, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At March 31, 2022, the Company had $295.9 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2022, the Company had $596.2 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $23.7 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2022.
7.    Inventories, net

	March 31, 2022	December 31, 2021
	(In thousands)
Finished goods and parts	$106,667	$89,985
Work in process	142,472	122,356
Raw materials and purchased parts	617,333	556,834
Total inventories, net	$866,472	$769,175

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)
8.    Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the three months ended March 31, 2022 and 2021. The Company's leases have initial lease terms ranging from one month to 16 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating lease cost	$15,378	$11,517
Variable lease cost	2,253	1,470
Total lease cost	$17,631	$12,987
Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Right of use assets, net	$169,279	$169,924
Lease liabilities included in Accrued Liabilities and other	47,473	47,353
Lease liabilities included in Other long-term liabilities	127,620	129,101
Total lease liabilities	$175,093	$176,454
Maturities of lease liabilities as of March 31, 2022 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2022	$39,105
2023	44,048
2024	32,276
2025	23,317
2026	16,712
Thereafter	27,232
Total lease payments	182,690
Less: imputed interest	7,597
$175,093
The Company does not have any significant leases that have not yet commenced.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)
9.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2021	$4,073.8	$1,164.9	$5,238.7
Purchase price allocation adjustments and other	(1.2)	—	(1.2)
Foreign currency translation adjustments	(9.6)	(9.0)	(18.6)
Balance at March 31, 2022	$4,063.0	$1,155.9	$5,218.9

The Company is in the process of finalizing its measurements of certain tangible and intangible assets and liabilities for its November 2021 acquisition of Alphasense.

10.    Income Taxes
At March 31, 2022, the Company had gross uncertain tax benefits of $154.1 million, of which $113.8 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2021	$147.0
Additions for tax positions	7.1
Reductions for tax positions	—
Balance at March 31, 2022	$154.1
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2022 and 2021 were not significant.
The effective tax rate for the three months ended March 31, 2022 was 19.0%, compared with 19.5% for the three months ended March 31, 2021. The lower effective tax rate in 2022 is primarily due to a favorable foreign tax rate differential.

11.    Debt
On April 26, 2021, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to add a new five-year, delayed draw, term loan for up to $800 million. The credit agreement places certain restrictions on allowable additional indebtedness. At March 31, 2022, the Company had $150.0 million outstanding on the term loan with a maturity date of June 2026. The Company's ability to draw on the term loan expired on April 26, 2022, with no additional borrowings.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)
12.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Stock option expense	$3,440	$3,923
Restricted stock expense	4,778	6,227
Performance restricted stock unit expense	1,353	1,290
Total pre-tax expense	$9,571	$11,440
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
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Expected volatility	24.5%	24.2%
Expected term (years)	5.0	5.0
Risk-free interest rate	2.33%	0.85%
Expected dividend yield	0.65%	0.66%
Black-Scholes-Merton fair value per stock option granted	$32.54	$25.63

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2021	3,352	$76.08
Granted	608	134.69
Exercised	(142)	62.75
Forfeited	(24)	91.75
Outstanding at March 31, 2022	3,794	$76.56	6.7	$180.4
Exercisable at March 31, 2022	2,361	$70.86	5.3	$147.1
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022 was $8.9 million. The total fair value of stock options vested during the three months ended March 31, 2022 was $7.3 million. As of March 31, 2022, there was approximately $28.0 million of expected future pre-tax compensation expense related to the 1.4

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)
million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2021	413	$96.07
Granted	179	134.71
Vested	(107)	86.05
Forfeited	(10)	100.34
Non-vested restricted stock outstanding at March 31, 2022	475	$112.85
The total fair value of restricted stock vested during the three months ended March 31, 2022 was $9.3 million. As of March 31, 2022, there was approximately $44.2 million of expected future pre-tax compensation expense related to the 0.5 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
Performance Restricted Stock Units
In March 2022, the Company granted performance restricted stock units ("PRSU") to officers and certain key management-level employees. The PRSUs vest over a period up to three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1 of the year of grant to December 31 of the third year. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results, which represents a performance condition. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the probable number of awards to vest at each reporting date.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)
The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2021	289	$85.29
Granted	87	134.69
Performance assumption change [1]	66	81.76
Vested	(161)	81.76
Forfeited	(2)	89.73
Non-vested performance restricted stock outstanding at March 31, 2022	279	$101.97
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of March 31, 2022, there was approximately $17.3 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
13.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Defined benefit plans:
Service cost	$1,374	$2,021
Interest cost	5,120	4,567
Expected return on plan assets	(15,268)	(14,174)
Amortization of net actuarial loss and other	2,174	4,353
Pension income	(6,600)	(3,233)
Other plans:
Defined contribution plans	13,261	8,455
Foreign plans and other	2,318	2,234
Total other plans	15,579	10,689
Total net pension expense	$8,979	$7,456
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the three months ended March 31, 2022 and 2021, contributions to the Company’s defined benefit pension plans were $2.1 million and $2.0 million, respectively. The Company’s current estimate of 2022 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2022
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2022, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at March 31, 2022 and December 31, 2021 were $36.9 million and $37.2 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2022, the Company recorded $2.3 million in reserves. Additionally, the Company spent $2.6 million on environmental matters for the three months ended March 31, 2022.
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
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net sales:
Electronic Instruments	$987,759	$790,924
Electromechanical	470,766	424,818
Consolidated net sales	$1,458,525	$1,215,742
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$244,774	$206,897
Electromechanical	128,209	105,033
Total segment operating income	372,983	311,930
Corporate administrative expenses	(19,743)	(18,585)
Consolidated operating income	353,240	293,345
Interest expense	(19,570)	(18,947)
Other income (expense), net	2,552	(1,942)
Consolidated income before income taxes	$336,222	$272,456
Recent Events and Market Conditions
Recent events and market conditions impacting our business include the COVID-19 pandemic, increased material and transportation cost inflation, supply chain constraints, and Russia’s invasion of Ukraine. As a result of these events and conditions, we anticipate a challenging global economic environment for the remainder of 2022. There still remains uncertainty around the COVID-19 pandemic, its effect on labor, government mandated lockdowns and other restrictive measures, and the pandemic's ultimate duration. The recent lockdowns in China have limited our ability to access customer sites, operate certain facilities, and place additional constraints on our supply chain. Beginning in 2021, we experienced inflationary cost increases in material and transportation costs and we expect elevated levels of cost inflation to persist throughout 2022. We have taken steps to mitigate the impacts of inflation by implementing pricing actions. The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. Russia and Ukraine represent an insignificant portion of our business, but a significant expansion of the conflict's current scope could further complicate the economic environment. While the ultimate impact of these events remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, or results of operations.
Results of operations for the first quarter of 2022 compared with the first quarter of 2021
For the quarter ended March 31, 2022, the Company posted a record backlog as well as strong sales, operating income, net income, and orders. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the 2021 acquisitions of Abaco Systems, Inc., Magnetrol International, and NSI-MI Technologies, as well as the Company's Operational Excellence initiatives.
Net sales for the first quarter of 2022 were $1,458.5 million, an increase of $242.8 million or 20.0%, compared with net sales of $1,215.7 million for the first quarter of 2021. The increase in net sales for the first quarter of 2022 was due to a 14% increase in organic sales, a 7% increase from acquisitions, partially offset by an unfavorable 1% effect of foreign currency translation.
Total international sales for the first quarter of 2022 were $744.4 million or 51.0% of net sales, an increase of $127.7 million or 20.7%, compared with international sales of $616.7 million or 50.7% of net sales for the first quarter of 2021. The increase in international sales was primarily driven by strong demand in Europe and Asia during the quarter as well as contributions from recent acquisitions.
Orders for the first quarter of 2022 were $1,702.8 million, an increase of $305.2 million or 21.8%, compared with $1,397.6 million for the first quarter of 2021. The increase in orders for the first quarter of 2022 was due to an 18% increase in organic orders, a 5% increase from acquisitions, partially offset by an unfavorable 1% effect of foreign currency translation. As a result, the Company's backlog of unfilled orders at March 31, 2022 was a record $2,974.4 million, an increase of $244.3 million or 8.9% compared with $2,730.1 million at December 31, 2021.
Segment operating income for the first quarter of 2022 was $373.0 million, an increase of $61.1 million or 19.6%, compared with segment operating income of $311.9 million for the first quarter of 2021. Segment operating income was positively impacted in 2022 by the increase in sales discussed above, as well as a $7.1 million gain on the sale of a facility. Segment operating margins, as a percentage of net sales, decreased slightly at 25.6% for the first quarter of 2022, compared with 25.7% for the first quarter of 2021. Segment operating margins were negatively impacted in the first quarter of 2022 by the dilutive impact of the 2021 acquisitions. Excluding the dilutive impact of recent acquisitions and the gain on sale of a facility, segment operating margins for the core businesses increased 120 basis points compared to the first quarter of 2021, due to benefits from the Company's Operational Excellence initiatives.
Cost of sales for the first quarter of 2022 was $948.8 million or 65.1% of net sales, an increase of $159.4 million or 20.2%, compared with $789.4 million or 64.9% of net sales for the first quarter of 2021. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for the first quarter of 2022 were $156.5 million or 10.7% of net sales, an increase of $23.5 million or 17.6%, compared with $133.0 million or 10.9% of net sales for the first quarter of 2021. Selling, general and administrative expenses increased primarily due to the net sales increase discussed above.
Consolidated operating income was $353.2 million or 24.2% of net sales for the first quarter of 2022, an increase of $59.9 million or 20.4%, compared with $293.3 million or 24.1% of net sales for the first quarter of 2021.
Other income, net was $2.6 million for the first quarter of 2022, compared with $1.9 million of other expense, net for the first quarter of 2021, a change of $4.5 million. The first quarter of 2022 includes higher pension income of $2.5 million and lower due diligence expense compared to the first quarter of 2021.
The effective tax rate for the first quarter of 2022 was 19.0%, compared with 19.5% for the first quarter of 2021. The lower effective tax rate in 2022 is primarily due to a favorable foreign tax rate differential.
Net income for the first quarter of 2022 was $272.4 million, an increase of $53.2 million or 24.3%, compared with $219.2 million for the first quarter of 2021.
Diluted earnings per share for the first quarter of 2022 were $1.17, an increase of $0.23 or 24.5%, compared with $0.94 per diluted share for the first quarter of 2021.
Segment Results
EIG’s net sales totaled $987.8 million for the first quarter of 2022, an increase of $196.8 million or 24.9%, compared with $790.9 million for the first quarter of 2021. The net sales increase was due to a 15% increase in organic sales, and an 11% increase from acquisitions, partially offset by an unfavorable 1% effect of foreign currency translation.
EIG’s operating income was $244.8 million for the first quarter of 2022, an increase of $37.9 million or 18.3%, compared with $206.9 million for the first quarter of 2021. EIG’s operating margins were 24.8% of net sales for the first quarter of 2022, compared with 26.2% for the first quarter of 2021. EIG's operating margins were negatively impacted in the first quarter of 2022 by the dilutive impact of the 2021 acquisitions. Excluding the dilutive impact of recent acquisitions, EIG operating margins for the core business increased 130 basis points compared to the first quarter of 2021, due to benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $470.8 million for the first quarter of 2022, an increase of $46.0 million or 10.8%, compared with $424.8 million for the first quarter of 2021. The net sales increase was due to a 12% organic sales increase, partially offset by an unfavorable 1% effect of foreign currency translation.
EMG’s operating income was a record $128.2 million for the first quarter of 2022, an increase of $23.2 million or 22.1%, compared with $105.0 million for the first quarter of 2021. EMG's operating income included a $7.1 million gain on the sale of a facility during the first quarter of 2022. EMG’s operating margins were a record 27.2% of net sales for the first quarter of 2022, compared with 24.7% for the first quarter of 2021. Excluding the gain on the sale of a facility, EMG operating margins increased 100 basis points compared to the first quarter of 2021, due to benefits from the Company's Operational Excellence initiatives.

Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $201.3 million for the first three months of 2022, a decrease of $83.1 million or 29.2%, compared with $284.4 million for the first three months of 2021. The decrease in cash provided by operating activities for the first three months of 2022 was primarily due to higher investments in inventory to support sales and backlog growth, and also to mitigate inventory supply chain constraints.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $175.0 million for the first three months of 2022, compared with $266.9 million for the first three months of 2021. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $433.6 million for the first three months of 2022, compared with $355.5 million for the first three months of 2021. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $14.9 million for the first three months of 2022, compared with cash used by investing activities of $284.5 million for the first three months of 2021. For the first three months of 2022, the Company received proceeds of $11.8 million from the sale of a facility. For the first three months of 2021, the Company paid $263.9 million, net of cash acquired, to purchase Magnetrol International, Crank Software, and EGS Automation. Additions to property, plant and equipment totaled $26.4 million for the first three months of 2022, compared with $17.5 million for the first three months of 2021.
Cash used by financing activities totaled $187.4 million for the first three months of 2022, compared with cash used by financing activities of $84.0 million for the first three months of 2021. At March 31, 2022, total debt, net was $2,536.0 million, compared with $2,544.2 million at December 31, 2021. For the first three months of 2022, total borrowings increased by $20.0 million compared with a $33.0 million decrease for the first three months of 2021. At March 31, 2022, the Company had available borrowing capacity of $2,431.3 million under its revolving credit facility and term loan, including the $500 million accordion feature.
On April 26, 2021, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to add a new five-year, delayed draw, term loan for up to $800 million. The credit agreement places certain restrictions on allowable additional indebtedness. At March 31, 2022, the Company had $150.0 million outstanding on the term loan with a maturity date of June 2026. The Company's ability to draw on the term loan expired on April 26, 2022, with no additional borrowings.
The debt-to-capital ratio was 26.8% at March 31, 2022, compared with 27.0% at December 31, 2021. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 24.1% at March 31, 2022, compared with 24.2% at December 31, 2021. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first three months of 2022 included cash dividends paid of $50.8 million, compared with $46.0 million for the first three months of 2021. Effective February 9, 2022, the Company’s Board of Directors approved a 10% increase in the quarterly cash dividend on the Company’s common stock to $0.22 per common share from $0.20 per common share. The Company repurchased $156.7 million of its common stock for the first three months of 2022, compared with $8.0 million for the first three months of 2021. Proceeds from stock option exercises were $8.3 million for the first three months of 2022, compared with $6.9 million for the first three months of 2021.
As a result of all of the Company’s cash flow activities for the first three months of 2022, cash and cash equivalents at March 31, 2022 totaled $340.3 million, compared with $346.8 million at December 31, 2021. At March 31, 2022, the Company had $326.4 million in cash outside the United States, compared with $334.0 million at December 31, 2021. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Critical Accounting Policies
The Company’s critical accounting policies are detailed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition of its Annual Report on Form 10-K for the year ended December 31, 2021. Primary disclosure of the Company’s significant accounting policies is also included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of its Annual Report on Form 10-K.
Forward-Looking Information
Information contained in this discussion, other than historical information, is considered “forward-looking statements” and is subject to various factors and uncertainties that may cause actual results to differ significantly from expectations. These factors and uncertainties include risks related to the COVID-19 pandemic and its potential impact on AMETEK’s operations, supply chain, and demand across key end markets; general economic conditions affecting the industries the Company serves; changes in the competitive environment or the effects of competition in the Company’s markets; risks associated with international sales and operations; the Company’s ability to consummate and successfully integrate future acquisitions; the Company’s ability to successfully develop new products, open new facilities or transfer product lines; the price and availability of raw materials; compliance with government regulations, including environmental regulations; and the ability to maintain adequate liquidity and financing sources. A detailed discussion of these and other factors that may affect the Company’s future results is contained in AMETEK’s filings with the U.S. Securities and Exchange Commission, including its most recent reports on Form 10-K, 10-Q, and 8-K. AMETEK disclaims any intention or obligation to update or revise any forward-looking statements, unless required by the securities laws to do so.
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2022. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 to January 31, 2022	—	$—	—	$469,729,729
February 1, 2022 to February 28, 2022	143,528	128.85	143,528	451,235,513
March 1, 2022 to March 31, 2022	1,074,423	128.65	1,074,423	313,006,100
Total	1,217,951	$128.68	1,217,951
________________
(1)    Includes 34,205 shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

(2)     Consists of the number of shares purchased pursuant to the Company’s Board of Directors $500 million authorization for the repurchase of its common stock announced in February 2019. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Item 6. Exhibits

Exhibit Number	Description

10.1*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award Agreement for non-US Employees

10.2*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement for non-US Employees

10.3*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award Agreement for non-US Employees

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.
(Registrant)

	By:	/s/ THOMAS M. MONTGOMERY
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)
May 3, 2022