Form 10-Q
period 2022-06-30
AMETEK INC/
filed 2022-08-02
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 29, 2022 was 229,578,316 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,514,552	$1,386,346	$2,973,077	$2,602,088
Cost of sales	988,175	912,712	1,937,008	1,702,104
Selling, general and administrative	161,535	157,023	317,987	290,028
Total operating expenses	1,149,710	1,069,735	2,254,995	1,992,132
Operating income	364,842	316,611	718,082	609,956
Interest expense	(20,350)	(20,442)	(39,920)	(39,389)
Other income (expense), net	1,973	(4,414)	4,525	(6,356)
Income before income taxes	346,465	291,755	682,687	564,211
Provision for income taxes	64,092	60,076	127,867	113,299
Net income	$282,373	$231,679	$554,820	$450,912
Basic earnings per share	$1.23	$1.00	$2.40	$1.96
Diluted earnings per share	$1.22	$1.00	$2.39	$1.94
Weighted average common shares outstanding:
Basic shares	230,100	230,828	230,790	230,632
Diluted shares	231,247	232,841	232,156	232,569
Dividends declared and paid per share	$0.22	$0.20	$0.44	$0.40
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total comprehensive income	$222,033	$237,673	$479,334	$448,499
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$348,653	$346,772
Receivables, net	885,080	829,213
Inventories, net	966,609	769,175
Other current assets	211,272	183,605
Total current assets	2,411,614	2,128,765
Property, plant and equipment, net	597,153	617,138
Right of use assets, net	168,829	169,924
Goodwill	5,173,411	5,238,726
Other intangibles, net	3,234,443	3,368,629
Investments and other assets	399,521	375,005
Total assets	$11,984,971	$11,898,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$354,791	$315,093
Accounts payable	540,667	470,252
Customer advanced payments	327,537	298,728
Income taxes payable	35,216	35,904
Accrued liabilities and other	374,818	443,337
Total current liabilities	1,633,029	1,563,314
Long-term debt, net	2,147,362	2,229,148
Deferred income taxes	711,541	719,675
Other long-term liabilities	542,948	514,166
Total liabilities	5,034,880	5,026,303
Stockholders’ equity:
Common stock	2,695	2,689
Capital in excess of par value	1,040,951	1,012,526
Retained earnings	8,353,735	7,900,113
Accumulated other comprehensive loss	(545,930)	(470,444)
Treasury stock	(1,901,360)	(1,573,000)
Total stockholders’ equity	6,950,091	6,871,884
Total liabilities and stockholders’ equity	$11,984,971	$11,898,187
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,693	$2,678	$2,689	$2,676
Shares issued	2	6	6	8
Balance at the end of the period	2,695	2,684	2,695	2,684
Capital in excess of par value
Balance at the beginning of the period	1,018,433	928,412	1,012,526	921,752
Issuance of common stock under employee stock plans	9,562	24,226	5,898	19,446
Share-based compensation expense	12,956	12,153	22,527	23,593
Balance at the end of the period	1,040,951	964,791	1,040,951	964,791
Retained earnings
Balance at the beginning of the period	8,121,781	7,267,856	7,900,113	7,094,656
Net income	282,373	231,679	554,820	450,912
Cash dividends paid	(50,419)	(46,134)	(101,197)	(92,167)
Other	—	—	(1)	—
Balance at the end of the period	8,353,735	7,453,401	8,353,735	7,453,401
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(291,511)	(260,785)	(275,365)	(250,748)
Translation adjustments	(87,391)	7,547	(114,576)	(13,953)
Change in long-term intercompany notes	(16,252)	1,329	(23,119)	(5,566)
Net investment hedge instruments gain (loss), net of tax of $(13,777) and $1,459 for the quarter ended June 30, 2022 and 2021 and $(19,608) and $(4,479) for the six months ended June 30, 2022 and 2021, respectively	42,303	(4,512)	60,209	13,846
Balance at the end of the period	(352,851)	(256,421)	(352,851)	(256,421)
Defined benefit pension plans:
Balance at the beginning of the period	(194,079)	(252,090)	(195,079)	(253,720)
Amortization of net actuarial loss and other, net of tax of $(326) and $(527) for the quarter ended June 30, 2022 and 2021 and $(652) and $(1,054) for the six months ended June 30, 2022 and 2021, respectively	1,000	1,630	2,000	3,260
Balance at the end of the period	(193,079)	(250,460)	(193,079)	(250,460)
Accumulated other comprehensive loss at the end of the period	(545,930)	(506,881)	(545,930)	(506,881)
Treasury stock
Balance at the beginning of the period	(1,725,629)	(1,565,323)	(1,573,000)	(1,565,270)
Issuance of common stock under employee stock plans	(1,076)	(492)	3,019	7,452
Purchase of treasury stock	(174,655)	(4,881)	(331,379)	(12,878)
Balance at the end of the period	(1,901,360)	(1,570,696)	(1,901,360)	(1,570,696)
Total stockholders’ equity	$6,950,091	$6,343,299	$6,950,091	$6,343,299
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2022	2021
Cash provided by (used for):
Operating activities:
Net income	$554,820	$450,912
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	155,218	139,814
Deferred income taxes	(19,459)	27,482
Share-based compensation expense	22,527	23,593
Gain on sale of facilities	(7,054)	—
Net change in assets and liabilities, net of acquisitions	(245,958)	(58,497)
Pension contributions	(3,884)	(4,094)
Other, net	(18,973)	(7,767)
Total operating activities	437,237	571,443
Investing activities:
Additions to property, plant and equipment	(52,540)	(41,005)
Purchases of businesses, net of cash acquired	—	(1,840,845)
Proceeds from sale of facilities	11,754	—
Other, net	(247)	(292)
Total investing activities	(41,033)	(1,882,142)
Financing activities:
Net change in short-term borrowings	56,490	569,949
Repurchases of common stock	(331,379)	(12,878)
Cash dividends paid	(101,197)	(92,167)
Proceeds from stock option exercises	17,827	31,112
Other, net	(12,134)	(4,420)
Total financing activities	(370,393)	491,596
Effect of exchange rate changes on cash and cash equivalents	(23,930)	(3,075)
Increase (decrease) in cash and cash equivalents	1,881	(822,178)
Cash and cash equivalents:
Beginning of period	346,772	1,212,822
End of period	$348,653	$390,644
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2022, the consolidated results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission.
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
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2022	2021
	(In thousands)
Contract assets—January 1	$95,274	$68,971
Contract assets – June 30	107,902	73,853
Change in contract assets – increase (decrease)	12,628	4,882
Contract liabilities – January 1	328,816	215,093
Contract liabilities – June 30	369,926	333,409
Change in contract liabilities – (increase) decrease	(41,110)	(118,316)
Net change	$(28,482)	$(113,434)
The net change for the six months ended June 30, 2022 was primarily driven by contract liabilities, specifically broad-based growth in advance payments from customers. For the six months ended June 30, 2022 and 2021, the Company recognized revenue of $219.3 million and $145.2 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At June 30, 2022 and December 31, 2021, $42.4 million and $30.1 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations not expected to be completed within one year as of June 30, 2022 and December 31, 2021 were $422.1 million and $342.5 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
(Unaudited)
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three and six months ended June 30:

	Three months ended June 30, 2022			Six months ended June 30, 2022
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$551,967	$240,436	$792,403	$1,035,593	$471,813	$1,507,406
International(1):
United Kingdom	19,050	31,620	50,670	47,005	60,251	107,256
European Union countries	109,425	108,031	217,456	230,139	222,193	452,332
Asia	255,232	70,225	325,457	511,652	133,064	644,716
Other foreign countries	92,574	35,992	128,566	191,618	69,749	261,367
Total international	476,281	245,868	722,149	980,414	485,257	1,465,671
Consolidated net sales	$1,028,248	$486,304	$1,514,552	$2,016,007	$957,070	$2,973,077
________________
(1)    Includes U.S. export sales of $394.7 million and $801.2 million for the three and six months ended June 30, 2022.

	Three months ended June 30, 2021			Six months ended June 30, 2021
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$495,039	$225,912	$720,951	$883,940	$436,094	$1,320,034
International(1):
United Kingdom	20,649	28,568	49,217	42,596	58,619	101,215
European Union countries	117,856	103,604	221,460	221,521	198,901	420,422
Asia	217,854	65,449	283,303	415,415	126,643	542,058
Other foreign countries	82,536	28,879	111,415	161,386	56,973	218,359
Total international	438,895	226,500	665,395	840,918	441,136	1,282,054
Consolidated net sales	$933,934	$452,412	$1,386,346	$1,724,858	$877,230	$2,602,088
______________
(1)    Includes U.S. export sales of $365.5 million and $696.4 million for the three and six months ended June 30, 2021.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
(Unaudited)
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended June 30, 2022			Six months ended June 30, 2022
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$768,261	$—	$768,261	$1,460,953	$—	$1,460,953
Aerospace and power	259,987	137,340	397,327	555,054	264,082	819,136
Automation and engineered solutions	—	348,964	348,964	—	692,988	692,988
Consolidated net sales	$1,028,248	$486,304	$1,514,552	$2,016,007	$957,070	$2,973,077

	Three months ended June 30, 2021			Six months ended June 30, 2021
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$644,121	$—	$644,121	$1,220,680	$—	$1,220,680
Aerospace and power	289,813	126,466	416,279	504,178	248,639	752,817
Automation and engineered solutions	—	325,946	325,946	—	628,591	628,591
Consolidated net sales	$933,934	$452,412	$1,386,346	$1,724,858	$877,230	$2,602,088
Timing of Revenue Recognition

	Three months ended June 30, 2022			Six months ended June 30, 2022
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$839,948	$423,506	$1,263,454	$1,652,896	$836,160	$2,489,056
Products and services transferred over time	188,300	62,798	251,098	363,111	120,910	484,021
Consolidated net sales	$1,028,248	$486,304	$1,514,552	$2,016,007	$957,070	$2,973,077

	Three months ended June 30, 2021			Six months ended June 30, 2021
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$767,514	$408,569	$1,176,083	$1,414,766	$791,600	$2,206,366
Products and services transferred over time	166,420	43,843	210,263	310,092	85,630	395,722
Consolidated net sales	$933,934	$452,412	$1,386,346	$1,724,858	$877,230	$2,602,088

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
(Unaudited)
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
Changes in the accrued product warranty obligation were as follows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Balance at the beginning of the period	$27,478	$27,839
Accruals for warranties issued during the period	5,143	5,964
Settlements made during the period	(6,023)	(6,620)
Warranty accruals related to acquired businesses and other during the period	(632)	2,169
Balance at the end of the period	$25,966	$29,352
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
At June 30, 2022, the Company had $885.1 million of accounts receivable, net of allowances of $11.2 million. Changes in the allowance were not material for the three and six months ended June 30, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Weighted average shares:
Basic shares	230,100	230,828	230,790	230,632
Equity-based compensation plans	1,147	2,013	1,366	1,937
Diluted shares	231,247	232,841	232,156	232,569
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
(Unaudited)
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	Fair Value	Fair Value
	(In thousands)
Mutual fund investments	$11,365	$10,703
The fair value of mutual fund investments, which are valued as level 1 investments, was based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the six months ended June 30, 2022 and 2021, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the six months ended June 30, 2022 and 2021.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at June 30, 2022 and December 31, 2021 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(2,150,381)	$(2,071,751)	$(2,233,705)	$(2,378,930)
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
Foreign Currency
At June 30, 2022, the Company had a Euro forward contract for a total notional value of 40.0 million Euros and a Canadian dollar forward contract for a notional value of 8.0 million Canadian dollars. For the six months ended June 30, 2022, realized and unrealized gains and losses on the foreign currency forward contracts were not significant.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of June 30, 2022, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
(Unaudited)
accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At June 30, 2022, the Company had $273.6 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At June 30, 2022, the Company had $559.9 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $79.8 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the six months ended June 30, 2022.
7.    Inventories, net

	June 30, 2022	December 31, 2021
	(In thousands)
Finished goods and parts	$117,959	$89,985
Work in process	148,998	122,356
Raw materials and purchased parts	699,652	556,834
Total inventories, net	$966,609	$769,175
8.    Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the six months ended June 30, 2022 and 2021. The Company's leases have initial lease terms ranging from four months to 16 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease cost	$15,346	$12,006	$30,724	$23,523
Variable lease cost	2,399	1,402	4,652	2,872
Total lease cost	$17,745	$13,408	$35,376	$26,395
Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Right of use assets, net	$168,829	$169,924
Lease liabilities included in Accrued Liabilities and other	47,398	47,353
Lease liabilities included in Other long-term liabilities	127,174	129,101
Total lease liabilities	$174,572	$176,454

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
(Unaudited)
Maturities of lease liabilities as of June 30, 2022 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2022	$27,042
2023	46,817
2024	35,024
2025	25,611
2026	18,758
Thereafter	28,245
Total lease payments	181,497
Less: imputed interest	6,925
$174,572
The Company does not have any significant leases that have not yet commenced.
9.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2021	$4,073.8	$1,164.9	$5,238.7
Purchase price allocation adjustments and other	4.2	—	4.2
Foreign currency translation adjustments	(38.8)	(30.7)	(69.5)
Balance at June 30, 2022	$4,039.2	$1,134.2	$5,173.4

The Company finalized its measurements of certain tangible and intangible assets and liabilities for its November 2021 acquisition of Alphasense, which had no material impact to the consolidated statement of income and balance sheet.

10.    Income Taxes
At June 30, 2022, the Company had gross uncertain tax benefits of $161.2 million, of which $118.7 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2021	$147.0
Additions for tax positions	14.6
Reductions for tax positions	(0.4)
Balance at June 30, 2022	$161.2
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2022 and 2021 were not significant.
The effective tax rate for the three months ended June 30, 2022 was 18.5%, compared with 20.6% for the three months ended June 30, 2021. The lower effective tax rate in the second quarter of 2022 is primarily due to improved foreign-derived intangible income ("FDII") benefits on exported products and favorable foreign deferred taxes. The higher effective tax rate in 2021 included an increase in the foreign rate differential and the remeasurement of the deferred tax liabilities due to an increase in the UK tax rate in 2021.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
(Unaudited)

11.    Debt
On May 12, 2022, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to increase the size from $1.5 billion to $2.3 billion and terminates the $800 million term loan. The credit agreement places certain restrictions on allowable additional indebtedness. At June 30, 2022, the Company had $360.0 million outstanding on the revolver with a maturity date of May 2027.

12.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Stock option expense	$3,383	$3,326	$6,823	$7,249
Restricted stock expense	5,253	5,690	10,031	11,917
Performance restricted stock unit expense	4,320	3,137	5,673	4,427
Total pre-tax expense	$12,956	$12,153	$22,527	$23,593
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
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Expected volatility	24.5%	24.2%
Expected term (years)	5.0	5.0
Risk-free interest rate	2.33%	0.85%
Expected dividend yield	0.65%	0.66%
Black-Scholes-Merton fair value per stock option granted	$32.54	$25.63

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
(Unaudited)
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2021	3,352	$76.08
Granted	608	134.69
Exercised	(291)	62.97
Forfeited	(54)	99.43
Outstanding at June 30, 2022	3,615	$86.64	6.5	$104.8
Exercisable at June 30, 2022	2,438	$72.77	5.4	$92.6
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022 was $18.3 million. The total fair value of stock options vested during the six months ended June 30, 2022 was $11.2 million. As of June 30, 2022, there was approximately $24.3 million of expected future pre-tax compensation expense related to the 1.2 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2021	413	$96.07
Granted	181	134.63
Vested	(155)	85.97
Forfeited	(25)	105.34
Non-vested restricted stock outstanding at June 30, 2022	414	$116.13
The total fair value of restricted stock vested during the six months ended June 30, 2022 was $13.3 million. As of June 30, 2022, there was approximately $37.9 million of expected future pre-tax compensation expense related to the 0.4 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
(Unaudited)

The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2021	289	$85.29
Granted	87	134.69
Performance assumption change [1]	66	81.76
Vested	(161)	81.76
Forfeited	(3)	96.93
Non-vested performance restricted stock outstanding at June 30, 2022	278	$101.95
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of June 30, 2022, there was approximately $13.2 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
13.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Defined benefit plans:
Service cost	$1,331	$2,030	$2,705	$4,051
Interest cost	5,032	4,581	10,152	9,148
Expected return on plan assets	(15,033)	(14,221)	(30,301)	(28,395)
Amortization of net actuarial loss and other	2,123	4,379	4,297	8,732
Pension income	(6,547)	(3,231)	(13,147)	(6,464)
Other plans:
Defined contribution plans	9,811	7,961	23,072	16,416
Foreign plans and other	2,077	2,123	4,395	4,357
Total other plans	11,888	10,084	27,467	20,773
Total net pension expense	$5,341	$6,853	$14,320	$14,309
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the six months ended June 30, 2022 and 2021, contributions to the Company’s defined benefit pension plans were $3.9 million and $4.1 million, respectively. The Company’s current estimate of 2022 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2022
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At June 30, 2022, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at June 30, 2022 and December 31, 2021 were $37.6 million and $37.2 million, respectively, for both non-owned and owned sites. For the six months ended June 30, 2022, the Company recorded $4.5 million in reserves. Additionally, the Company spent $4.1 million on environmental matters for the six months ended June 30, 2022.
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
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net sales:
Electronic Instruments	$1,028,248	$933,934	$2,016,007	$1,724,858
Electromechanical	486,304	452,412	957,070	877,230
Consolidated net sales	$1,514,552	$1,386,346	$2,973,077	$2,602,088
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$265,115	$226,637	$509,889	$433,534
Electromechanical	124,371	112,434	252,580	217,467
Total segment operating income	389,486	339,071	762,469	651,001
Corporate administrative expenses	(24,644)	(22,460)	(44,387)	(41,045)
Consolidated operating income	364,842	316,611	718,082	609,956
Interest expense	(20,350)	(20,442)	(39,920)	(39,389)
Other income (expense), net	1,973	(4,414)	4,525	(6,356)
Consolidated income before income taxes	$346,465	$291,755	$682,687	$564,211
Recent Events and Market Conditions
Recent events and market conditions impacting our business include the COVID-19 pandemic, increased material and transportation cost inflation, supply chain constraints, and the ongoing conflict in Ukraine. As a result of these events and conditions, we anticipate a challenging global economic environment for the remainder of 2022. There still remains uncertainty around the COVID-19 pandemic, its effect on labor, government mandated lockdowns and other restrictive measures, and the pandemic's ultimate duration. The recent lockdowns in China limited our ability to access customer sites, operate certain facilities, and placed additional constraints on our supply chain during the second quarter. Depending on the course of the pandemic, additional lockdowns in China or elsewhere could impact our operations and results of operations. Beginning in 2021, we experienced heightened levels of inflation in material and transportation costs and we expect elevated levels of cost inflation to persist throughout 2022. We have taken steps to mitigate the impacts of inflation by implementing pricing actions. We experienced additional pressure in our supply chain due to component shortages and strained transportation capacity, as well as the impact of continued elevated customer demand. In response to these supply chain pressures, we have taken actions to build inventory and seek alternative sources of supply to support sales and backlog growth. The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. Russia and Ukraine represent an insignificant portion of our business, but a significant expansion of the conflict's current scope could further complicate the economic environment. While the ultimate impact of these events remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, and results of operations.
Results of operations for the second quarter of 2022 compared with the second quarter of 2021
For the quarter ended June 30, 2022, the Company posted record sales, operating income, and backlog as well as strong orders. The Company achieved these results from organic sales growth in both EIG and EMG, as well as the Company's Operational Excellence initiatives.
Net sales for the second quarter of 2022 were a record $1,514.6 million, an increase of $128.3 million or 9.2%, compared with net sales of $1,386.3 million for the second quarter of 2021. The increase in net sales for the second quarter of 2022 was due to a 12% increase in organic sales, a 1% increase from acquisitions, partially offset by an unfavorable 3% effect of foreign currency translation.
Total international sales for the second quarter of 2022 were $721.4 million or 47.6% of net sales, an increase of $55.7 million or 8.4%, compared with international sales of $665.7 million or 48.0% of net sales for the second quarter of 2021. The increase in international sales was primarily driven by strong demand in Asia during the quarter as well as contributions from recent acquisitions.

Orders for the second quarter of 2022 were $1,644.5 million, a decrease of $269.2 million or 14.1%, compared with $1,913.7 million for the second quarter of 2021. The decrease in orders for the second quarter of 2022 was due to a 20% decrease from $371 million of acquired backlog from the 2021 acquisitions, an unfavorable 5% effect of foreign currency translation, partially offset by an 11% increase in organic orders. As a result, the Company's backlog of unfilled orders at June 30, 2022 was a record $3,104.4 million, an increase of $374.3 million or 13.7% compared with $2,730.1 million at December 31, 2021.
Segment operating income for the second quarter of 2022 was $389.5 million, an increase of $50.4 million or 14.9%, compared with segment operating income of $339.1 million for the second quarter of 2021. Segment operating income was positively impacted in 2022 by the increase in sales discussed above. Segment operating margins, as a percentage of net sales, increased to 25.7% for the second quarter of 2022, compared with 24.5% for the second quarter of 2021. Excluding the dilutive impact of the 2021 acquisitions, segment operating margins for the core businesses increased 130 basis points compared to the second quarter of 2021, due to benefits from the Company's Operational Excellence initiatives.
Cost of sales for the second quarter of 2022 was $988.2 million or 65.2% of net sales, an increase of $75.5 million or 8.3%, compared with $912.7 million or 65.8% of net sales for the second quarter of 2021. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for the second quarter of 2022 were $161.5 million or 10.7% of net sales, an increase of $4.5 million or 2.9%, compared with $157.0 million or 11.3% of net sales for the second quarter of 2021.
Consolidated operating income was a record $364.8 million or 24.1% of net sales for the second quarter of 2022, an increase of $48.2 million or 15.2%, compared with $316.6 million or 22.8% of net sales for the second quarter of 2021.
Other income, net was $2.0 million for the second quarter of 2022, compared with $4.4 million of other expense, net for the second quarter of 2021, a change of $6.4 million. The second quarter of 2022 includes higher pension income of $2.5 million and lower due diligence expense compared to the second quarter of 2021.
The effective tax rate for the second quarter of 2022 was 18.5%, compared with 20.6% for the second quarter of 2021. The lower effective tax rate in the second quarter of 2022 is primarily due to improved foreign-derived intangible income ("FDII") benefits on exported products and favorable foreign deferred taxes.
Net income for the second quarter of 2022 was a record $282.4 million, an increase of $50.7 million or 21.9%, compared with $231.7 million for the second quarter of 2021.
Diluted earnings per share for the second quarter of 2022 were $1.22, an increase of $0.22 or 22.0%, compared with $1.00 per diluted share for the second quarter of 2021.
Segment Results
EIG’s net sales totaled $1,028.2 million for the second quarter of 2022, an increase of $94.3 million or 10.1%, compared with $933.9 million for the second quarter of 2021. The net sales increase was due to a 12% increase in organic sales, a 1% increase from acquisitions, partially offset by an unfavorable 3% effect of foreign currency translation.
EIG’s operating income was $265.1 million for the second quarter of 2022, an increase of $38.5 million or 17.0%, compared with $226.6 million for the second quarter of 2021. EIG’s operating margins were 25.8% of net sales for the second quarter of 2022, compared with 24.3% for the second quarter of 2021. Excluding the dilutive impact of recent acquisitions, EIG operating margins for the core business increased 170 basis points compared to the second quarter of 2021, due to benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $486.3 million for the second quarter of 2022, an increase of $33.9 million or 7.5%, compared with $452.4 million for the second quarter of 2021. The net sales increase was due to an 11% organic sales increase, partially offset by an unfavorable 3% effect of foreign currency translation.
EMG’s operating income was $124.4 million for the second quarter of 2022, an increase of $12.0 million or 10.6%, compared with $112.4 million for the second quarter of 2021. EMG’s operating margins were 25.6% of net sales for the second quarter of 2022, compared with 24.9% for the second quarter of 2021. EMG operating margins increased compared to the second quarter of 2021 due to benefits from the Company's Operational Excellence initiatives.

Results of operations for the first six months of 2022 compared with the first six months of 2021
Net sales for the first six months of 2022 were $2,973.1 million, an increase of $371.0 million or 14.3%, compared with net sales of $2,602.1 million for the first six months of 2021. The increase in net sales for the first six months of 2022 was due to a 13% organic sales increase, a 3% increase from acquisitions, partially offset by an unfavorable 2% effect of foreign currency translation.
Total international sales for the first six months of 2022 were $1,465.7 million or 49.3% of net sales, an increase of $183.6 million or 14.3%, compared with international sales of $1,282.1 million or 49.3% of net sales for the first six months of 2021. The increase in international sales was primarily driven by strong demand in Europe and Asia as well as contributions from recent acquisitions.
Orders for the first six months of 2022 were $3,347.4 million, an increase of $36.0 million or 1.1%, compared with $3,311.4 million for the first six months of 2021. The increase in orders for the first six months of 2022 was due to a 14% organic order increase, partially offset by a 10% decrease from acquisitions, as well as a 3% unfavorable effect of foreign currency translation.
Segment operating income for the first six months of 2022 was $762.5 million, an increase of $111.5 million or 17.1%, compared with segment operating income of $651.0 million for the first six months of 2021. Segment operating income was positively impacted in 2022 by the increase in sales discussed above, as well as a $7.1 million gain on the sale of a facility. Segment operating margins, as a percentage of net sales, increased to 25.6% for the first six months of 2022, compared with 25.0% for the first six months of 2021. Segment operating margins for the first six months of 2022 were negatively impacted by the dilutive impact of recent acquisitions. Excluding the dilutive impact of recent acquisitions and the gain on the sale of a facility, segment operating margins for the core businesses increased 140 basis points compared to the first six months of 2021, due to the Company's Operational Excellence initiatives.
Cost of sales for the first six months of 2022 was $1,937.0 million or 65.2% of net sales, an increase of $234.9 million or 13.8%, compared with $1,702.1 million or 65.4% of net sales for the first six months of 2021. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for the first six months of 2022 were $318.0 million or 10.7% of net sales, an increase of $28.0 million or 9.6%, compared with $290.0 million or 11.1% of net sales for the first six months of 2021. Selling, general and administrative expenses increased primarily due to the net sales increase discussed above.
Consolidated operating income was $718.1 million or 24.2% of net sales for the first six months of 2022, an increase of $108.1 million or 17.7%, compared with $610.0 million or 23.4% of net sales for the first six months of 2021. The consolidated operating income and operating income margins for the first six months of 2022 were positively impacted by the increase in net sales discussed above as well as the benefits of the Company's Operational Excellence initiatives.
Other income, net was $4.5 million for the first six months of 2022, compared with $6.4 million of other expense, net for the first six months of 2021, a change of $10.9 million. The first six months of 2022 includes higher pension income of $5.0 million and lower acquisition-related due diligence expense compared to the first six months of 2021.
The effective tax rate for the first six months of 2022 was 18.7%, compared with 20.1% for the first six months of 2021. The lower effective tax rate in 2022 is primarily due to improved FDII benefits and a favorable foreign tax rate differential.
Net income for the first six months of 2022 was $554.8 million, an increase of $103.9 million or 23.0%, compared with $450.9 million for the first six months of 2021.
Diluted earnings per share for the first six months of 2022 were $2.39, an increase of $0.45 or 23.2%, compared with $1.94 per diluted share for the first six months of 2021.

Segment Results
EIG’s net sales totaled $2,016.0 million for the first six months of 2022, an increase of $291.1 million or 16.9%, compared with $1,724.9 million for the first six months of 2021. The net sales increase was due to a 14% organic sales increase, a 5% increase from acquisitions, partially offset by an unfavorable 2% effect of foreign currency translation.
EIG’s operating income was $509.9 million for the first six months of 2022, an increase of $76.4 million or 17.6%, compared with $433.5 million for the first six months of 2021. EIG’s operating margins were 25.3% of net sales for the first six months of 2022, compared with 25.1% for the first six months of 2021. EIG's operating margins in the first six months of 2022 were negatively impacted by the dilutive impact of the 2021 acquisitions. Excluding the dilutive impact of recent acquisitions, EIG operating margins increased 160 basis points compared to the first six months of 2021, due to benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $957.1 million for the first six months of 2022, an increase of $79.9 million or 9.1%, compared with $877.2 million for the first six months of 2021. The net sales increase was due to an 11% organic sales increase, partially offset by an unfavorable 2% effect of foreign currency translation.
EMG’s operating income was $252.6 million for the first six months of 2022, an increase of $35.1 million or 16.1%, compared with $217.5 million for the first six months of 2021. EMG's operating income included a $7.1 million gain on the sale of a facility during the first six months of 2022. EMG’s operating margins were 26.4% of net sales for the first six months of 2022, compared with 24.8% for the first six months of 2021. Excluding the gain on the sale of a facility, EMG operating margins increased 90 basis points compared to the first six months of 2021, due to the Company's Operational Excellence initiatives.

Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $437.2 million for the first six months of 2022, a decrease of $134.2 million or 23.5%, compared with $571.4 million for the first six months of 2021. The decrease in cash provided by operating activities for the first six months of 2022 was primarily due to higher investments in inventory to support sales and backlog growth, and to mitigate inventory supply chain constraints, partially offset by higher net income.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $384.7 million for the first six months of 2022, compared with $530.4 million for the first six months of 2021. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $877.2 million for the first six months of 2022, compared with $742.5 million for the first six months of 2021. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $41.0 million for the first six months of 2022, compared with cash used by investing activities of $1,882.1 million for the first six months of 2021. For the first six months of 2022, the Company received proceeds of $11.8 million from the sale of a facility. For the first six months of 2021, the Company paid $1,840.8 million, net of cash acquired, to purchase Abaco Systems, Magnetrol International, NSI-MI Technologies, Crank Software, and EGS Automation. Additions to property, plant and equipment totaled $52.5 million for the first six months of 2022, compared with $41.0 million for the first six months of 2021.
Cash used by financing activities totaled $370.4 million for the first six months of 2022, compared with cash provided by financing activities of $491.6 million for the first six months of 2021. At June 30, 2022, total debt, net was $2,502.2 million, compared with $2,544.2 million at December 31, 2021. For the first six months of 2022, total borrowings increased by $56.5 million compared with a $569.9 million increase for the first six months of 2021. At June 30, 2022, the Company had available borrowing capacity of $2,600.1 million under its revolving credit facility, including the $700 million accordion feature.
On May 12, 2022, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to increase the size from $1.5 billion to $2.3 billion and terminates the $800 million term loan. The credit agreement places certain restrictions on allowable additional indebtedness. At June 30, 2022, the Company had $360.0 million outstanding on the revolver with a maturity date of May 2027.
The debt-to-capital ratio was 26.5% at June 30, 2022, compared with 27.0% at December 31, 2021. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 23.7% at June 30, 2022, compared with 24.2% at December 31, 2021. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first six months of 2022 included cash dividends paid of $101.2 million, compared with $92.2 million for the first six months of 2021. Effective February 9, 2022, the Company’s Board of Directors approved a 10% increase in the quarterly cash dividend on the Company’s common stock to $0.22 per common share from $0.20 per common share. The Company repurchased $331.4 million of its common stock for the first six months of 2022, compared with $12.9 million for the first six months of 2021. Effective May 5, 2022, the Company's Board of Directors approved a $1 billion share repurchase authorization. This authorization replaces an earlier $500 million share repurchase authorization approved by the Board in February 2019. Proceeds from stock option exercises were $17.8 million for the first six months of 2022, compared with $31.1 million for the first six months of 2021.
As a result of all of the Company’s cash flow activities for the first six months of 2022, cash and cash equivalents at June 30, 2022 totaled $348.7 million, compared with $346.8 million at December 31, 2021. At June 30, 2022, the Company had $326.8 million in cash outside the United States, compared with $334.0 million at December 31, 2021. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
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
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2022. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2022 to April 30, 2022	—	$—	—	$313,006,100
May 1, 2022 to May 31, 2022	1,444,565	120.91	1,444,565	825,344,405
June 1, 2022 to June 30, 2022	—	—	—	825,344,405
Total	1,444,565	$120.91	1,444,565
________________
(1)    Includes 14,945 shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

(2)     Consists of the number of shares purchased pursuant to the Company’s Board of Directors $1 billion authorization for the repurchase of its common stock announced in May 2022, which replaces the previous $500 million authorization for the repurchase of its common stock announced in February 2019. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

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

AMETEK, Inc.

	By:	/s/ WILLIAM J. BURKE
William J. Burke
Executive Vice President – Chief Financial Officer

August 2, 2022