Form 10-Q
period 2022-09-30
AMETEK INC/
filed 2022-11-01
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 28, 2022 was 229,654,397 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,551,786	$1,440,681	$4,524,863	$4,042,769
Cost of sales	1,004,596	949,402	2,941,604	2,651,506
Selling, general and administrative	162,670	153,716	480,657	443,744
Total operating expenses	1,167,266	1,103,118	3,422,261	3,095,250
Operating income	384,520	337,563	1,102,602	947,519
Interest expense	(20,245)	(20,476)	(60,165)	(59,865)
Other income (expense), net	3,227	2,581	7,752	(3,775)
Income before income taxes	367,502	319,668	1,050,189	883,879
Provision for income taxes	69,861	62,208	197,728	175,507
Net income	$297,641	$257,460	$852,461	$708,372
Basic earnings per share	$1.30	$1.11	$3.70	$3.07
Diluted earnings per share	$1.29	$1.10	$3.68	$3.04
Weighted average common shares outstanding:
Basic shares	229,500	231,171	230,360	230,811
Diluted shares	230,714	233,000	231,675	232,712
Dividends declared and paid per share	$0.22	$0.20	$0.66	$0.60
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total comprehensive income	$215,568	$240,076	$694,902	$688,575
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$309,944	$346,772
Receivables, net	876,460	829,213
Inventories, net	1,025,130	769,175
Other current assets	221,034	183,605
Total current assets	2,432,568	2,128,765
Property, plant and equipment, net	594,926	617,138
Right of use assets, net	161,217	169,924
Goodwill	5,190,196	5,238,726
Other intangibles, net	3,254,243	3,368,629
Investments and other assets	405,782	375,005
Total assets	$12,038,932	$11,898,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$272,027	$315,093
Accounts payable	524,255	470,252
Customer advanced payments	332,244	298,728
Income taxes payable	49,056	35,904
Accrued liabilities and other	413,801	443,337
Total current liabilities	1,591,383	1,563,314
Long-term debt, net	2,085,364	2,229,148
Deferred income taxes	696,091	719,675
Other long-term liabilities	533,422	514,166
Total liabilities	4,906,260	5,026,303
Stockholders’ equity:
Common stock	2,695	2,689
Capital in excess of par value	1,059,079	1,012,526
Retained earnings	8,600,938	7,900,113
Accumulated other comprehensive loss	(628,003)	(470,444)
Treasury stock	(1,902,037)	(1,573,000)
Total stockholders’ equity	7,132,672	6,871,884
Total liabilities and stockholders’ equity	$12,038,932	$11,898,187
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,695	$2,684	$2,689	$2,676
Shares issued	—	2	6	10
Balance at the end of the period	2,695	2,686	2,695	2,686
Capital in excess of par value
Balance at the beginning of the period	1,040,951	964,791	1,012,526	921,752
Issuance of common stock under employee stock plans	6,068	10,098	11,966	29,544
Share-based compensation expense	12,060	11,428	34,587	35,021
Balance at the end of the period	1,059,079	986,317	1,059,079	986,317
Retained earnings
Balance at the beginning of the period	8,353,735	7,453,401	7,900,113	7,094,656
Net income	297,641	257,460	852,461	708,372
Cash dividends paid	(50,438)	(46,178)	(151,635)	(138,345)
Other	—	(1)	(1)	(1)
Balance at the end of the period	8,600,938	7,664,682	8,600,938	7,664,682
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(352,851)	(256,421)	(275,365)	(250,748)
Translation adjustments	(110,524)	(31,207)	(225,100)	(45,160)
Change in long-term intercompany notes	(17,393)	(5,475)	(40,512)	(11,041)
Net investment hedge instruments gain (loss), net of tax of $(14,604) and $(5,715) for the quarter ended September 30, 2022 and 2021, and $(34,212) and $(10,194) for the nine months ended September 30, 2022 and 2021, respectively	44,844	17,668	105,053	31,514
Balance at the end of the period	(435,924)	(275,435)	(435,924)	(275,435)
Defined benefit pension plans:
Balance at the beginning of the period	(193,079)	(250,460)	(195,079)	(253,720)
Amortization of net actuarial loss and other, net of tax of $(326) and $(527) for the quarter ended September 30, 2022 and 2021, and $(977) and $(1,581) for the nine months ended September 30, 2022 and 2021, respectively	1,000	1,630	3,000	4,890
Balance at the end of the period	(192,079)	(248,830)	(192,079)	(248,830)
Accumulated other comprehensive loss at the end of the period	(628,003)	(524,265)	(628,003)	(524,265)
Treasury stock
Balance at the beginning of the period	(1,901,360)	(1,570,696)	(1,573,000)	(1,565,270)
Issuance of common stock under employee stock plans	(632)	(143)	2,387	7,309
Purchase of treasury stock	(45)	(185)	(331,424)	(13,063)
Balance at the end of the period	(1,902,037)	(1,571,024)	(1,902,037)	(1,571,024)
Total stockholders’ equity	$7,132,672	$6,558,396	$7,132,672	$6,558,396
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2022	2021
Cash provided by (used for):
Operating activities:
Net income	$852,461	$708,372
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	230,968	214,494
Deferred income taxes	(32,889)	(7,209)
Share-based compensation expense	34,587	35,021
Gain on sale of business/investment	(3,584)	(6,349)
Gain on sale of facilities	(7,054)	—
Net change in assets and liabilities, net of acquisitions	(299,311)	(60,947)
Pension contributions	(5,244)	(6,414)
Other, net	(5,576)	1,592
Total operating activities	764,358	878,560
Investing activities:
Additions to property, plant and equipment	(80,829)	(67,229)
Purchases of businesses, net of cash acquired	(190,321)	(1,839,664)
Proceeds from sale of business/investment	3,734	12,000
Proceeds from sale of facilities	11,754	—
Other, net	124	(291)
Total investing activities	(255,538)	(1,895,184)
Financing activities:
Net change in short-term borrowings	(26,315)	286,126
Repurchases of common stock	(331,424)	(13,063)
Cash dividends paid	(151,635)	(138,345)
Proceeds from stock option exercises	23,241	42,301
Other, net	(15,056)	(5,818)
Total financing activities	(501,189)	171,201
Effect of exchange rate changes on cash and cash equivalents	(44,459)	(8,723)
Decrease in cash and cash equivalents	(36,828)	(854,146)
Cash and cash equivalents:
Beginning of period	346,772	1,212,822
End of period	$309,944	$358,676
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2022, the consolidated results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the U.S. Securities and Exchange Commission.
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
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2022	2021
	(In thousands)
Contract assets—January 1	$95,274	$68,971
Contract assets – September 30	111,687	82,986
Change in contract assets – increase (decrease)	16,413	14,015
Contract liabilities – January 1	328,816	215,093
Contract liabilities – September 30	371,411	311,674
Change in contract liabilities – (increase) decrease	(42,595)	(96,581)
Net change	$(26,182)	$(82,566)
The net change for the nine months ended September 30, 2022 was primarily driven by contract liabilities, specifically growth in advance payments from customers. For the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $252.4 million and $179.1 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At September 30, 2022 and December 31, 2021, $39.2 million and $30.1 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations not expected to be completed within one year as of September 30, 2022 and December 31, 2021 were $520.6 million and $342.5 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
(Unaudited)
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three and nine months ended September 30:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$554,048	$265,549	$819,597	$1,589,641	$737,362	$2,327,003
International(1):
United Kingdom	18,409	28,694	47,103	65,414	88,945	154,359
European Union countries	113,935	100,427	214,362	344,074	322,620	666,694
Asia	264,432	70,375	334,807	776,084	203,439	979,523
Other foreign countries	103,300	32,617	135,917	294,918	102,366	397,284
Total international	500,076	232,113	732,189	1,480,490	717,370	2,197,860
Consolidated net sales	$1,054,124	$497,662	$1,551,786	$3,070,131	$1,454,732	$4,524,863
________________
(1)    Includes U.S. export sales of $415.4 million and $1,217.2 million for the three and nine months ended September 30, 2022.

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$509,075	$230,524	$739,599	$1,393,015	$666,618	$2,059,633
International(1):
United Kingdom	25,358	32,846	58,204	67,954	91,465	159,419
European Union countries	117,035	102,069	219,104	338,556	300,970	639,526
Asia	242,063	65,624	307,687	657,478	192,267	849,745
Other foreign countries	88,284	27,803	116,087	249,670	84,776	334,446
Total international	472,740	228,342	701,082	1,313,658	669,478	1,983,136
Consolidated net sales	$981,815	$458,866	$1,440,681	$2,706,673	$1,336,096	$4,042,769
______________
(1)    Includes U.S. export sales of $391.0 million and $1,087.3 million for the three and nine months ended September 30, 2021.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
(Unaudited)
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$758,868	$—	$758,868	$2,219,821	$—	$2,219,821
Aerospace and power	295,256	143,689	438,945	850,310	407,771	1,258,081
Automation and engineered solutions	—	353,973	353,973	—	1,046,961	1,046,961
Consolidated net sales	$1,054,124	$497,662	$1,551,786	$3,070,131	$1,454,732	$4,524,863

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$661,243	$—	$661,243	$1,881,923	$—	$1,881,923
Aerospace and power	320,572	130,671	451,243	824,750	379,310	1,204,060
Automation and engineered solutions	—	328,195	328,195	—	956,786	956,786
Consolidated net sales	$981,815	$458,866	$1,440,681	$2,706,673	$1,336,096	$4,042,769
Timing of Revenue Recognition

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$869,455	$436,222	$1,305,677	$2,522,351	$1,272,382	$3,794,733
Products and services transferred over time	184,669	61,440	246,109	547,780	182,350	730,130
Consolidated net sales	$1,054,124	$497,662	$1,551,786	$3,070,131	$1,454,732	$4,524,863

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$791,486	$413,062	$1,204,548	$2,206,252	$1,204,662	$3,410,914
Products and services transferred over time	190,329	45,804	236,133	500,421	131,434	631,855
Consolidated net sales	$981,815	$458,866	$1,440,681	$2,706,673	$1,336,096	$4,042,769

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
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
Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Balance at the beginning of the period	$27,478	$27,839
Accruals for warranties issued during the period	8,530	8,379
Settlements made during the period	(8,769)	(9,112)
Warranty accruals related to acquired businesses and other during the period	(1,080)	2,227
Balance at the end of the period	$26,159	$29,333
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
At September 30, 2022, the Company had $876.5 million of accounts receivable, net of allowances of $12.0 million. Changes in the allowance were not material for the three and nine months ended September 30, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Weighted average shares:
Basic shares	229,500	231,171	230,360	230,811
Equity-based compensation plans	1,214	1,829	1,315	1,901
Diluted shares	230,714	233,000	231,675	232,712
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
September 30, 2022
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	Fair Value	Fair Value
	(In thousands)
Mutual fund investments	$8,866	$10,703
The fair value of mutual fund investments, which are valued as level 1 investments, was based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the nine months ended September 30, 2022 and 2021, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2022 and 2021.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at September 30, 2022 and December 31, 2021 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(2,088,231)	$(1,910,792)	$(2,233,705)	$(2,378,930)
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
Foreign Currency
At September 30, 2022, the Company had a Euro forward contract for a total notional value of 40.0 million Euros and a Canadian dollar forward contract for a notional value of 22.0 million Canadian dollars. For the nine months ended September 30, 2022, realized and unrealized gains and losses on the foreign currency forward contracts were not significant.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2022, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
(Unaudited)
hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At September 30, 2022, the Company had $250.4 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At September 30, 2022, the Company had $523.7 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $139.3 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2022.
7.    Inventories, net

	September 30, 2022	December 31, 2021
	(In thousands)
Finished goods and parts	$128,409	$89,985
Work in process	151,456	122,356
Raw materials and purchased parts	745,265	556,834
Total inventories, net	$1,025,130	$769,175
8.    Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the nine months ended September 30, 2022 and 2021. The Company's leases have a weighted average remaining lease term of approximately five years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Operating lease cost	$16,407	$13,560	$47,131	$37,083
Variable lease cost	2,479	1,737	7,131	4,609
Total lease cost	$18,886	$15,297	$54,262	$41,692
Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Right of use assets, net	$161,217	$169,924
Lease liabilities included in Accrued Liabilities and other	45,434	47,353
Lease liabilities included in Other long-term liabilities	121,382	129,101
Total lease liabilities	$166,816	$176,454

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
(Unaudited)
Maturities of lease liabilities as of September 30, 2022 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2022	$13,154
2023	46,850
2024	35,684
2025	26,797
2026	20,476
Thereafter	36,390
Total lease payments	179,351
Less: imputed interest	12,535
$166,816
The Company does not have any significant leases that have not yet commenced.
9.    Acquisitions
Acquisitions
The Company spent $190.3 million in cash, net of cash acquired, to acquire Navitar, Inc. in September 2022. Navitar is a market leader in the design, development and manufacturing of customized, fully integrated optical imaging systems, cameras, components and software. Navitar is part of EIG.

The following table represents the allocation of the purchase price for the net assets of the Navitar acquisition based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$8.9
Goodwill	71.1
Other intangible assets	95.0
Net working capital and other(1)	15.3
Total cash paid	$190.3
________________
(1)Includes $5.5 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the Navitar acquisition. Navitar's market leading optical components and solutions complement the Company's existing optics portfolio. The Company expects approximately $52 million of the goodwill relating to the Navitar acquisition will be tax deductible in future years.
At September 30, 2022, the purchase price allocated to other intangible assets of $95.0 million consists of $15.2 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $79.8 million of other intangible assets consists of $64.6 million of customer relationships, which are being amortized over a period of 17 years, and $15.2 million of purchased technology, which is being amortized over a period of 17 years. Amortization expense for each of the next five years for the 2022 acquisitions is expected to approximate $5 million per year.
The Company finalized its measurements of certain tangible and intangible assets and liabilities for its November 2021 acquisition of Alphasense, which had no material impact to the consolidated statement of income and balance sheet. The Company is in the process of finalizing the measurement of the intangible assets and tangible assets and liabilities, as well as accounting for income taxes, for Navitar.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
(Unaudited)
The acquisition had an immaterial impact on reported net sales, net income, and diluted earnings per share for the three and nine months ended September 30, 2022. Had the acquisition been made at the beginning of 2022 or 2021, pro forma net sales, net income, and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, would not have been materially different than the amounts reported.
Acquisition subsequent to September 30, 2022
In October 2022, the Company acquired RTDS Technologies for 325.0 million Canadian dollars (approximately $240.0 million) in cash. RTDS is a leading provider of real-time power simulation systems used by utilities, and research and education institutions in the development and testing of the electric power grid and renewable energy applications. RTDS will join EIG.
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2021	$4,073.8	$1,164.9	$5,238.7
Goodwill acquired from 2022 acquisitions	71.1	—	71.1
Purchase price allocation adjustments and other	4.2	—	4.2
Foreign currency translation adjustments	(70.1)	(53.7)	(123.8)
Balance at September 30, 2022	$4,079.0	$1,111.2	$5,190.2

11.    Income Taxes
At September 30, 2022, the Company had gross uncertain tax benefits of $170.0 million, of which $125.3 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2021	$147.0
Additions for tax positions	23.5
Reductions for tax positions	(0.5)
Balance at September 30, 2022	$170.0
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2022 and 2021 were not significant.
The effective tax rate for the three months ended September 30, 2022 was 19.0%, compared with 19.5% for the three months ended September 30, 2021. The lower effective tax rate in the third quarter of 2022 is primarily due to a favorable foreign rate differential and favorable foreign deferred taxes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
(Unaudited)
12.    Debt
On May 12, 2022, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to increase the size from $1.5 billion to $2.3 billion and terminates the $800 million term loan. The credit agreement places certain restrictions on allowable additional indebtedness. At September 30, 2022, the Company had $274.0 million outstanding on the revolver with a maturity date of May 2027.

13.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Stock option expense	$3,043	$2,768	$9,866	$10,017
Restricted stock expense	4,800	4,848	14,831	16,765
Performance restricted stock unit expense	4,217	3,812	9,890	8,239
Total pre-tax expense	$12,060	$11,428	$34,587	$35,021
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
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Expected volatility	24.5%	24.2%
Expected term (years)	5.0	5.0
Risk-free interest rate	2.33%	0.85%
Expected dividend yield	0.65%	0.66%
Black-Scholes-Merton fair value per stock option granted	$32.54	$25.63

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
(Unaudited)
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2021	3,352	$76.08
Granted	608	134.69
Exercised	(357)	64.44
Forfeited	(101)	107.73
Outstanding at September 30, 2022	3,502	$86.52	6.2	$110.4
Exercisable at September 30, 2022	2,374	$72.84	5.0	$97.8
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022 was $23.0 million. The total fair value of stock options vested during the nine months ended September 30, 2022 was $11.3 million. As of September 30, 2022, there was approximately $20.9 million of expected future pre-tax compensation expense related to the 1.1 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2021	413	$96.07
Granted	182	134.55
Vested	(156)	86.31
Forfeited	(42)	108.42
Non-vested restricted stock outstanding at September 30, 2022	397	$116.26
The total fair value of restricted stock vested during the nine months ended September 30, 2022 was $13.5 million. As of September 30, 2022, there was approximately $32.3 million of expected future pre-tax compensation expense related to the 0.4 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
(Unaudited)

The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2021	289	$85.29
Granted	87	134.69
Performance assumption change [1]	66	81.76
Vested	(161)	81.76
Forfeited	(6)	98.07
Non-vested performance restricted stock outstanding at September 30, 2022	275	$101.98
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of September 30, 2022, there was approximately $8.8 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
14.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Defined benefit plans:
Service cost	$1,290	$2,009	$3,995	$6,060
Interest cost	4,949	4,563	15,101	13,711
Expected return on plan assets	(14,812)	(14,172)	(45,113)	(42,567)
Amortization of net actuarial loss and other	2,074	7,550	6,371	16,282
Pension income	(6,499)	(50)	(19,646)	(6,514)
Other plans:
Defined contribution plans	9,217	7,792	32,289	24,208
Foreign plans and other	2,027	2,074	6,422	6,431
Total other plans	11,244	9,866	38,711	30,639
Total net pension expense	$4,745	$9,816	$19,065	$24,125
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the nine months ended September 30, 2022 and 2021, contributions to the Company’s defined benefit pension plans were $5.2 million and $6.4 million, respectively. The Company’s current estimate of 2022 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2022
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2022, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at September 30, 2022 and December 31, 2021 were $39.6 million and $37.2 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2022, the Company recorded $8.8 million in reserves. Additionally, the Company spent $6.4 million on environmental matters for the nine months ended September 30, 2022.
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
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net sales:
Electronic Instruments	$1,054,124	$981,815	$3,070,131	$2,706,673
Electromechanical	497,662	458,866	1,454,732	1,336,096
Consolidated net sales	$1,551,786	$1,440,681	$4,524,863	$4,042,769
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$272,714	$245,118	$782,603	$678,652
Electromechanical	136,467	114,571	389,047	332,038
Total segment operating income	409,181	359,689	1,171,650	1,010,690
Corporate administrative expenses	(24,661)	(22,126)	(69,048)	(63,171)
Consolidated operating income	384,520	337,563	1,102,602	947,519
Interest expense	(20,245)	(20,476)	(60,165)	(59,865)
Other income (expense), net	3,227	2,581	7,752	(3,775)
Consolidated income before income taxes	$367,502	$319,668	$1,050,189	$883,879
Recent Events and Market Conditions
Recent events and market conditions impacting our business include the inflationary cost environment, rising interest rates, supply chain constraints, the COVID-19 pandemic, and the ongoing conflict in Ukraine. As a result of these events and conditions, we anticipate a challenging global economic environment for the remainder of 2022 and into 2023.
Beginning in 2021, we experienced heightened levels of inflation in material and transportation costs. We have taken steps to mitigate the impacts of material and transportation cost inflation by implementing pricing actions. We experienced additional pressure in our supply chain due to component shortages and strained transportation capacity, as well as the impact of continued elevated customer demand. In response to these supply chain pressures, we have taken actions to build inventory and seek alternative sources of supply to support sales and backlog growth. The inflationary environment has also resulted in central banks raising short-term interest rates. We expect inflation to continue into 2023 and will continue to take actions to mitigate this inflationary pressure.
There still remains uncertainty around the COVID-19 pandemic, its effect on labor, government mandated lockdowns and other restrictive measures, and the pandemic's ultimate duration. Lockdowns in China during the first half of 2022 limited our ability to access customer sites, operate certain facilities, and placed additional constraints on our supply chain. Depending on the course of the pandemic, additional lockdowns in China or elsewhere could impact our operations and results of operations.
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
Results of operations for the third quarter of 2022 compared with the third quarter of 2021
For the quarter ended September 30, 2022, the Company posted record sales, operating income, and backlog as well as strong orders. The Company achieved these results from organic sales growth in both EIG and EMG, as well as the Company's Operational Excellence initiatives.
Net sales for the third quarter of 2022 were a record $1,551.8 million, an increase of $111.1 million or 7.7%, compared with net sales of $1,440.7 million for the third quarter of 2021. The increase in net sales for the third quarter of 2022 was due to an 11% increase in organic sales and a 1% increase from acquisitions, partially offset by an unfavorable 4% effect of foreign currency translation.

Total international sales for the third quarter of 2022 were $733.0 million or 47.2% of net sales, an increase of $31.9 million or 4.5%, compared with international sales of $701.1 million or 48.7% of net sales for the third quarter of 2021. The increase in international sales was primarily driven by strong demand in Asia during the quarter as well as contributions from recent acquisitions.
Orders for the third quarter of 2022 were $1,657.9 million, a increase of $105.3 million or 6.8%, compared with $1,552.6 million for the third quarter of 2021. The increase in orders for the third quarter of 2022 was due to a 9% increase in organic orders and a 3% increase from acquisitions, partially offset by an unfavorable 5% effect of foreign currency translation. As a result, the Company's backlog of unfilled orders at September 30, 2022 was a record $3,210.5 million, an increase of $480.4 million or 17.6% compared with $2,730.1 million at December 31, 2021.
Segment operating income for the third quarter of 2022 was $409.2 million, an increase of $49.5 million or 13.8%, compared with segment operating income of $359.7 million for the third quarter of 2021. Segment operating margins, as a percentage of net sales, increased to 26.4% for the third quarter of 2022, compared with 25.0% for the third quarter of 2021. Segment operating income and operating margins were positively impacted in 2022 by the increase in sales discussed above including pricing actions in the third quarter of 2022 to offset the impact of higher material and transportation costs. Segment operating income and margins also increased due to continued benefits from the Company's Operational Excellence initiatives.
Cost of sales for the third quarter of 2022 was $1,004.6 million or 64.7% of net sales, an increase of $55.2 million or 5.8%, compared with $949.4 million or 65.9% of net sales for the third quarter of 2021. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for the third quarter of 2022 were $162.7 million or 10.5% of net sales, an increase of $9.0 million or 5.8%, compared with $153.7 million or 10.7% of net sales for the third quarter of 2021.
Consolidated operating income was a record $384.5 million or 24.8% of net sales for the third quarter of 2022, an increase of $46.9 million or 13.9%, compared with $337.6 million or 23.4% of net sales for the third quarter of 2021.
Other income, net was $3.2 million for the third quarter of 2022, compared with $2.6 million of other income, net for the third quarter of 2021, an increase of $0.6 million. The third quarter of 2022 includes higher pension income of $2.4 million partially offset by higher due diligence expense compared to the third quarter of 2021.
The effective tax rate for the third quarter of 2022 was 19.0%, compared with 19.5% for the third quarter of 2021. The lower effective tax rate in the third quarter of 2022 is primarily due to a favorable foreign rate differential and favorable foreign deferred taxes.
Net income for the third quarter of 2022 was $297.6 million, an increase of $40.1 million or 15.6%, compared with $257.5 million for the third quarter of 2021.
Diluted earnings per share for the third quarter of 2022 were $1.29, an increase of $0.19 or 17.3%, compared with $1.10 per diluted share for the third quarter of 2021.
Segment Results
EIG’s net sales totaled $1,054.1 million for the third quarter of 2022, an increase of $72.3 million or 7.4%, compared with $981.8 million for the third quarter of 2021. The net sales increase was due to a 10% increase in organic sales and a 1% increase from acquisitions, partially offset by an unfavorable 3% effect of foreign currency translation.
EIG’s operating income was $272.7 million for the third quarter of 2022, an increase of $27.6 million or 11.3%, compared with $245.1 million for the third quarter of 2021. EIG’s operating margins were 25.9% of net sales for the third quarter of 2022, compared with 25.0% for the third quarter of 2021. EIG operating income and margins increased compared to the third quarter of 2021 due to the increase in net sales and pricing actions discussed above as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled a record $497.7 million for the third quarter of 2022, an increase of $38.8 million or 8.5%, compared with $458.9 million for the third quarter of 2021. The net sales increase was due to an 13% organic sales increase, partially offset by an unfavorable 4% effect of foreign currency translation.

EMG’s operating income was a record $136.5 million for the third quarter of 2022, an increase of $21.9 million or 19.1%, compared with $114.6 million for the third quarter of 2021. EMG’s operating margins were a record 27.4% of net sales for the third quarter of 2022, compared with 25.0% for the third quarter of 2021. EMG operating income and margins increased compared to the third quarter of 2021 due to the increase in net sales and pricing actions discussed above as well as continued benefits from the Company's Operational Excellence initiatives.
Results of operations for the first nine months of 2022 compared with the first nine months of 2021
Net sales for the first nine months of 2022 were $4,524.9 million, an increase of $482.1 million or 11.9%, compared with net sales of $4,042.8 million for the first nine months of 2021. The increase in net sales for the first nine months of 2022 was due to a 12% organic sales increase and a 2% increase from acquisitions, partially offset by an unfavorable 2% effect of foreign currency translation.
Total international sales for the first nine months of 2022 were $2,198.6 million or 48.6% of net sales, an increase of $215.5 million or 10.9%, compared with international sales of $1,983.1 million or 49.1% of net sales for the first nine months of 2021. The increase in international sales was primarily driven by strong demand in all regions as well as contributions from recent acquisitions.
Orders for the first nine months of 2022 were $5,005.3 million, an increase of $141.3 million or 2.9%, compared with $4,864.0 million for the first nine months of 2021. The increase in orders for the first nine months of 2022 was due to a 12% organic order increase, partially offset by a 5% decrease from $371 million of acquired backlog from the 2021 acquisitions, as well as a 4% unfavorable effect of foreign currency translation.
Segment operating income for the first nine months of 2022 was $1,171.7 million, an increase of $161.0 million or 15.9%, compared with segment operating income of $1,010.7 million for the first nine months of 2021. During the first nine months of 2022, the Company implemented pricing actions to offset the impact of higher material and transportation costs. Segment operating income was positively impacted in 2022 by the pricing actions and increase in sales discussed above. Segment operating margins, as a percentage of net sales, increased to 25.9% for the first nine months of 2022, compared with 25.0% for the first nine months of 2021. Segment operating margins for the first nine months of 2022 were negatively impacted by the dilutive impact of the 2021 acquisitions. Excluding the dilutive impact of recent acquisitions, segment operating margins for the core businesses increased 150 basis points compared to the first nine months of 2021, due to the Company's Operational Excellence initiatives.
Cost of sales for the first nine months of 2022 was $2,941.6 million or 65.0% of net sales, an increase of $290.1 million or 10.9%, compared with $2,651.5 million or 65.6% of net sales for the first nine months of 2021. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for the first nine months of 2022 were $480.7 million or 10.6% of net sales, an increase of $37.0 million or 8.3%, compared with $443.7 million or 11.0% of net sales for the first nine months of 2021. Selling, general and administrative expenses increased primarily due to the net sales increase discussed above.
Consolidated operating income was $1,102.6 million or 24.4% of net sales for the first nine months of 2022, an increase of $155.1 million or 16.4%, compared with $947.5 million or 23.4% of net sales for the first nine months of 2021.
Other income, net was $7.8 million for the first nine months of 2022, compared with $3.8 million of other expense, net for the first nine months of 2021, a change of $11.6 million. The first nine months of 2022 includes higher pension income of $7.4 million and lower acquisition-related due diligence expense compared to the first nine months of 2021.
The effective tax rate for the first nine months of 2022 was 18.8%, compared with 19.9% for the first nine months of 2021. The lower effective tax rate in 2022 is primarily due to improved foreign-derived intangible income ("FDII") benefits and a favorable foreign tax rate differential.
Net income for the first nine months of 2022 was $852.5 million, an increase of $144.1 million or 20.3%, compared with $708.4 million for the first nine months of 2021.
Diluted earnings per share for the first nine months of 2022 were $3.68, an increase of $0.64 or 21.1%, compared with $3.04 per diluted share for the first nine months of 2021.

Segment Results
EIG’s net sales totaled $3,070.1 million for the first nine months of 2022, an increase of $363.4 million or 13.4%, compared with $2,706.7 million for the first nine months of 2021. The net sales increase was due to a 12% organic sales increase and a 3% increase from acquisitions, partially offset by an unfavorable 2% effect of foreign currency translation.
EIG’s operating income was $782.6 million for the first nine months of 2022, an increase of $103.9 million or 15.3%, compared with $678.7 million for the first nine months of 2021. EIG’s operating margins were 25.5% of net sales for the first nine months of 2022, compared with 25.1% for the first nine months of 2021. EIG's operating margins in the first nine months of 2022 were negatively impacted by the dilutive impact of the 2021 acquisitions. Excluding the dilutive impact of the 2021 acquisitions, EIG operating margins increased 130 basis points compared to the first nine months of 2021, due to the pricing actions and increase in net sales discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $1,454.7 million for the first nine months of 2022, an increase of $118.6 million or 8.9%, compared with $1,336.1 million for the first nine months of 2021. The net sales increase was due to a 12% organic sales increase, partially offset by an unfavorable 3% effect of foreign currency translation.
EMG’s operating income was $389.0 million for the first nine months of 2022, an increase of $57.0 million or 17.2%, compared with $332.0 million for the first nine months of 2021. EMG's operating income included a $7.1 million gain on the sale of a facility during the first nine months of 2022. EMG’s operating margins were 26.7% of net sales for the first nine months of 2022, compared with 24.9% for the first nine months of 2021. Excluding the gain on the sale of a facility, EMG operating margins increased 140 basis points compared to the first nine months of 2021, due to the pricing actions and increase in net sales discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.

Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $764.4 million for the first nine months of 2022, a decrease of $114.2 million or 13.0%, compared with $878.6 million for the first nine months of 2021. The decrease in cash provided by operating activities for the first nine months of 2022 was primarily due to higher investments in inventory to support sales and backlog growth, and to mitigate inventory supply chain constraints, partially offset by higher net income.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $683.5 million for the first nine months of 2022, compared with $811.3 million for the first nine months of 2021. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,340.3 million for the first nine months of 2022, compared with $1,157.2 million for the first nine months of 2021. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $255.5 million for the first nine months of 2022, compared with cash used by investing activities of $1,895.2 million for the first nine months of 2021. For the first nine months of 2022, the Company paid $190.3 million, net of cash acquired, to purchase Navitar, Inc. For the first nine months of 2021, the Company paid $1,839.7 million, net of cash acquired, to purchase Abaco Systems, Magnetrol International, NSI-MI Technologies, Crank Software, and EGS Automation. Additions to property, plant and equipment totaled $80.8 million for the first nine months of 2022, compared with $67.2 million for the first nine months of 2021.
Cash used by financing activities totaled $501.2 million for the first nine months of 2022, compared with cash provided by financing activities of $171.2 million for the first nine months of 2021. At September 30, 2022, total debt, net was $2,357.4 million, compared with $2,544.2 million at December 31, 2021. For the first nine months of 2022, total borrowings decreased by $26.3 million compared with a $286.1 million increase for the first nine months of 2021. At September 30, 2022, the Company had available borrowing capacity of $2,685.9 million under its revolving credit facility, including the $700 million accordion feature.
On May 12, 2022, the Company along with certain of its foreign subsidiaries amended and restated its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to increase the size from $1.5 billion to

$2.3 billion and terminates the $800 million term loan. The credit agreement places certain restrictions on allowable additional indebtedness. At September 30, 2022, the Company had $274.0 million outstanding on the revolver with a maturity date of May 2027.
The debt-to-capital ratio was 24.8% at September 30, 2022, compared with 27.0% at December 31, 2021. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 22.3% at September 30, 2022, compared with 24.2% at December 31, 2021. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first nine months of 2022 included cash dividends paid of $151.6 million, compared with $138.3 million for the first nine months of 2021. Effective February 9, 2022, the Company’s Board of Directors approved a 10% increase in the quarterly cash dividend on the Company’s common stock to $0.22 per common share from $0.20 per common share. The Company repurchased $331.4 million of its common stock for the first nine months of 2022, compared with $13.1 million for the first nine months of 2021. Effective May 5, 2022, the Company's Board of Directors approved a $1 billion share repurchase authorization. This authorization replaces an earlier $500 million share repurchase authorization approved by the Board in February 2019. Proceeds from stock option exercises were $23.2 million for the first nine months of 2022, compared with $42.3 million for the first nine months of 2021.
As a result of all of the Company’s cash flow activities for the first nine months of 2022, cash and cash equivalents at September 30, 2022 totaled $309.9 million, compared with $346.8 million at December 31, 2021. At September 30, 2022, the Company had $290.7 million in cash outside the United States, compared with $334.0 million at December 31, 2021. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
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
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2022. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2022 to July 31, 2022	354	$126.25	44,692	$825,299,713
August 1, 2022 to August 31, 2022	—	—	—	825,299,713
September 1, 2022 to September 30, 2022	—	—	—	825,299,713
Total	354	$126.25	44,692
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
November 1, 2022