Form 10-K
period 2022-12-31
AMETEK INC/
filed 2023-02-21
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $25.2 billion as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s Common Stock outstanding as of January 31, 2023 was 230,093,810.
Documents Incorporated by Reference
Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 4, 2023.

AMETEK, Inc.
2022 Form 10-K Annual Report

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
Technological and Development Capabilities.    AMETEK believes it has certain technological advantages over its competitors that allow it to maintain its leading market positions. Historically, the Company has demonstrated an ability to develop innovative new products and solutions that anticipate customer needs. AMETEK has consistently added to its investment in research, development and engineering, and improved its new product development efforts with the adoption of Design for Six Sigma and Value Analysis/Value Engineering methodologies. These have improved the pace and quality of product innovation and resulted in the introduction of a steady stream of new products across all of AMETEK’s businesses.
Efficient and Flexible Manufacturing Operations.    Through its Operational Excellence initiatives, AMETEK has established a lean and flexible manufacturing platform for its businesses. In its effort to achieve best-cost manufacturing, AMETEK had operating facilities, as of December 31, 2022, in China, Czechia, Malaysia, Mexico, and Serbia. These facilities offer proximity to customers and provide opportunities for increasing international sales. Acquisitions also have allowed AMETEK to achieve operating synergies by consolidating operations, product lines and distribution channels, benefiting both of AMETEK’s operating groups.
Experienced Management Team.    Another component of AMETEK’s success is the strength of its management team and that team’s commitment to improving Company performance. AMETEK senior management has extensive industry experience and an average of approximately 24 years of AMETEK service. The management team is focused on delivering strong, consistent and profitable growth, growing shareholder value, and creating a sustainable future for all stakeholders. Individual performance is tied to financial results through Company-established stock ownership guidelines and equity incentive programs.
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
Operational Excellence.    Operational Excellence is AMETEK’s cornerstone strategy for accelerating growth, improving profit margins and strengthening its competitive position across its businesses. Operational Excellence focuses on initiatives to drive increased organic sales growth, improvements in operating efficiencies and sustainable practices. It emphasizes team building and a participative management culture. AMETEK’s Operational Excellence strategies include lean manufacturing, global sourcing, Design for Six Sigma, Value Engineering/Value Analysis, growth kaizens, and digitalization. Each plays an important role in improving efficiency, enhancing the pace and quality of innovation and driving profitable sales growth. Operational Excellence initiatives have yielded lower operating and administrative costs, shortened manufacturing cycle times, resulted in higher cash flow from operations and increased customer satisfaction. They also have played a key role in achieving synergies from newly acquired companies.
Strategic Acquisitions.    Acquisitions are a key to achieving the goals of the AMETEK Growth Model. Since the beginning of 2018 through December 31, 2022, AMETEK has completed 17 acquisitions with annualized sales totaling approximately $1.3 billion. AMETEK targets companies that offer a compelling strategic, technical and cultural fit. It seeks to acquire businesses in adjacent markets with complementary products and technologies. It also looks for businesses that provide attractive growth opportunities aligned with strong secular growth themes, often in new and emerging markets. Through these and prior acquisitions, AMETEK’s management team has developed considerable skill in identifying, acquiring and integrating new businesses. As it has executed its acquisition strategy, AMETEK’s mix of businesses has shifted toward those that are more highly differentiated and, therefore, offer better opportunities for growth and profitability.
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
New Product Development.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has maintained a consistent investment in new product development and engineering. AMETEK's businesses help solve our customers' most complex challenges with differentiated technology solutions. In 2022, AMETEK added to its highly differentiated product portfolio with a range of new products across many of its businesses.
AMETEK focuses on cash generation and capital deployment.  AMETEK generates strong cash flow given its asset-light business model and strong operational execution. This cash flow supports AMETEK’s capital deployment strategy with its primary focus on strategic, value-enhancing acquisitions. AMETEK is also committed to paying a modest quarterly dividend.

Attracting, retaining, and developing talent is critical to the success and sustainability of the AMETEK Growth Model as our employees are responsible for successfully driving these strategies.
2022 Overview
Operating Performance
In 2022, the Company posted record sales, operating income, operating margins, net income, diluted earnings per share, backlog, and orders. The Company achieved these results from organic sales growth in both EIG and EMG, contributions from the 2022 acquisitions of Navitar, Inc. and RTDS Technologies, Inc., as well as the Company's Operational Excellence Initiatives. See "Results of Operations" in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.
In 2022, the Company achieved record sales of $6,150.5 million, an increase of 10.9% from 2021 due to an 11% organic sales increase, a 2% increase from acquisitions, partially offset by an unfavorable 2% effect of foreign currency translation. Diluted earnings per share for 2022 were a record $5.01, an increase of $0.76 or 17.8%, compared with $4.25 per diluted share in 2021.
Recent Acquisitions
AMETEK spent $429.7 million in cash, net of cash acquired, to purchase two businesses:
In September 2022, AMETEK acquired Navitar, Inc. ("Navitar"), a designer and manufacturer of customized, fully integrated optical imaging systems, components, and software.
In October 2022, AMETEK acquired RTDS Technologies ("RTDS"), a leading provider of real-time power simulation systems used by utilities, and research and education institutions in the development and testing of the electric power grid and renewable energy applications.
Financing
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
Recent Events and Market Conditions
Recent events and market conditions impacting our business include the inflationary cost environment, rising interest rates, supply chain constraints, the COVID-19 pandemic, and the ongoing conflict in Ukraine. As a result of these events and conditions, we anticipate the challenging global economic environment to continue into 2023.
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

There still remains uncertainty concerning the COVID-19 pandemic, its effect on labor, government mandated lockdowns and other restrictive measures, and the pandemic's ultimate duration. Lockdowns in China during 2022 limited our ability to access customer sites, operate certain facilities, and placed additional constraints on our supply chain. Depending on the course of the pandemic, additional lockdowns in China or elsewhere could impact our operations and results of operations.
The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While we do not have operations in Russia or Ukraine and do not have significant exposure to customers and vendors in those countries, a significant expansion of the conflict's current scope could further complicate the economic environment.
While the ultimate impact of these events remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, and results of operations.
Description of Business
Described below are the products and markets of each reportable segment:
EIG
EIG is a leader in the design and manufacture of advanced analytical, test and measurement instruments for the process, aerospace, medical, research, power and industrial markets. Its growth is based on the strategies outlined in the AMETEK Growth Model. In many instances, EIG's products differ from or are technologically superior to its competitors’ products. EIG has achieved competitive advantage through continued investment in research, development and engineering to develop market-leading products and solutions that serve niche markets. EIG has also has expanded its sales and service capabilities globally to serve its customers.
EIG is a leader in many of the specialized markets it serves. Products supplied to these markets include process control instruments for the life sciences, pharmaceutical, semiconductor, automation, power, food and beverage, oil and gas, and petrochemical industries. It provides a growing range of instruments to the research and laboratory equipment, ultra-precision manufacturing, medical, and test and measurement markets. It is a leader in power quality monitoring and metering, uninterruptible power systems, programmable power equipment, electromagnetic compatibility test equipment, sensors for gas turbines, dashboard instruments for heavy trucks, and instrumentation and controls for the food and beverage industries. EIG supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.
In 2022, 49% of EIG’s net sales were to customers outside the United States. At December 31, 2022, EIG employed approximately 11,700 people, of whom approximately 800 were covered by collective bargaining agreements. At December 31, 2022, EIG had operating facilities in the United States, the United Kingdom, Germany, Canada, China, Denmark, Finland, France, Switzerland, Argentina, Austria and Mexico. EIG also shares operating facilities with EMG in China and Mexico.
Process and Analytical Instrumentation Markets and Products
Process and analytical instrumentation sales represented 72% of EIG’s 2022 net sales. These businesses include process analyzers, emission monitors and spectrometers; elemental and surface analysis instruments; level, pressure and temperature sensors and transmitters; radiation measurement devices; level measurement devices; precision manufacturing systems; materials- and force-testing instruments; contact and non-contact metrology products; and clinical and educational communication solutions. Among the industries it serves are power generation; pharmaceutical manufacturing; medical and healthcare; research and development; water and waste treatment; renewable energy production, semiconductor manufacturing; natural gas distribution; emissions monitoring, and oil, gas, and petrochemical refining. Its instruments are used for precision measurement in a number of applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultraprecise manufacturing, and test and measurement.

Acquired in September 2022, Navitar is a designer and manufacturer of customized, fully integrated optical imaging systems, components, and software. Navitar's market leading optical components and solutions complement the Company's existing optics portfolio.
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
Aerospace and Power Instrumentation Markets and Products
Aerospace and Power Instrumentation sales represented 28% of EIG’s 2022 net sales. These businesses produce a wide array of instrumentation, systems and sensors for applications in the aerospace, power and industrial markets.
These businesses produce power monitoring and metering instruments, uninterruptible power supply systems and programmable power supplies used in a wide range of industrial settings. It is a leader in the design and manufacture of power measurement, quality monitoring and event recorders for use in power generation, transmission and distribution. These businesses provide uninterruptible power supply systems, multifunction electric meters, annunciators, alarm monitoring systems and highly specialized communications equipment for smart grid applications and renewable energy applications. It also offers precision power supplies and power conditioning products, and electrical immunity and EMC test equipment, sensors for electric vehicle testing, gas turbines, dashboard instruments for heavy trucks and other vehicles, and instrumentation and controls for the food and beverage industries.
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
AMETEK operates in highly specialized aerospace market segments in which it has proven technological or manufacturing advantages versus its competition. Among its more significant competitive advantages is its 70-year-plus reputation as an established aerospace supplier. AMETEK has long-standing relationships with the world’s leading commercial and military aircraft, jet engine and original equipment manufacturers and aerospace system integrators. AMETEK also is a leading provider of spare part sales, repairs and overhaul services to commercial aerospace.
Acquired in October 2022, RTDS is a leading provider of real-time power simulation systems used by utilities, and research and education institutions in the development and testing of the electric power grid and renewable energy applications. RTDS's solutions complement the Company's existing power instruments businesses.
Acquired in April 2021, Abaco Systems specializes in open-architecture computing and electronic systems for aerospace, defense, and specialized industrial markets and is a leading provider of mission critical embedded computing systems. Abaco's solutions expand and complement the Company's existing aerospace and defense businesses.

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
Customers
EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 6% of EIG’s 2022 net sales were made to its five largest customers. No single customer comprises more than 3% of net sales.
EMG
EMG is a differentiated supplier of automation solutions, thermal management systems, specialty metals and electrical interconnects. EMG is a leader in many of the niche markets in which it competes. Products supplied to these markets include advanced precision motion control solutions, which are used in a wide range of automation applications across the medical, semiconductor, aerospace, defense, and food and beverage industries, as well as highly engineered electrical connectors and electronics packaging used in aerospace and defense, medical, and industrial applications.
EMG supplies high-purity powdered metals, strip and foil, specialty clad metals and metal matrix composites. EMG's heat exchangers provide electronic cooling and environmental control for the aerospace and defense and semiconductor industries. EMG's motors are widely used in commercial appliances, fitness equipment, food and beverage machines, hydraulic pumps and industrial blowers. Additionally, EMG operates a global network of aviation maintenance, repair and overhaul (“MRO”) facilities.
EMG designs and manufactures products that, in many instances, are significantly different from or technologically superior to competitors’ products. It has achieved competitive advantage through continued investment in research, development and engineering, efficiency improvements from operational excellence, acquisition synergies and improved supply chain management.
In 2022, 49% of EMG’s net sales were to customers outside the United States. At December 31, 2022, EMG employed approximately 7,500 people, of whom approximately 1,900 were covered by collective bargaining agreements. At December 31, 2022, EMG had operating facilities in the United States, the United Kingdom, China, Germany, France, Italy, Mexico, Serbia, Czechia, Malaysia and Taiwan.

Automation and Engineered Solutions Markets and Products
Automation and Engineered Solution sales represented 71% of EMG’s 2022 net sales. These businesses produce precision motion control solutions, brushless motors, blowers and pumps, heat exchangers and other electromechanical systems. These products are used in a wide variety of high-precision automation applications, including semiconductor equipment, and laboratory and medical equipment.
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

Aerospace Markets and Products
Aerospace sales represented 29% of EMG’s 2022 net sales. These businesses produce motor-blower systems and heat exchangers used in thermal management and other applications on a variety of military and commercial aircraft and military ground vehicles. In addition, these businesses provide the commercial and military aerospace industry with third-party MRO services on a global basis with facilities in the United States, Europe and Asia.
Customers
EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 9% of EMG’s 2022 net sales were made to its five largest customers. No single customer comprises greater than 3% of net sales.
Marketing
AMETEK’s marketing efforts generally are organized and carried out at the business level. EIG makes use of specialized distributors and sales representatives to market its products along with a direct sales force for its technically sophisticated products. Within aerospace, the specialized customer base of aircraft and jet engine manufacturers is served primarily by direct sales engineers. Given the technical nature of its many products, as well as its significant market share, EMG conducts much of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors, both in the United States and in other countries.
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
Environmental and Other Governmental Regulation
AMETEK's operations and properties are subject to laws and regulations relating to environmental protection, including those governing air emissions, water discharges, waste management, and workplace safety. The Company uses, generates and disposes of hazardous substances and waste in its operations and could be subject to material liabilities relating to the investigation and clean-up of contaminated properties and related claims. The Company is required to conform our operations and properties to these laws and adapt to regulatory requirements in all countries as these requirements change. The Company has a robust Environmental Health and Safety program responsible for supporting its environmental monitoring and compliance efforts. In connection with acquisitions, the Company will assess potential material environmental liabilities, and determine regulatory and fiduciary obligations during the course of the due diligence process. In addition, new laws and regulations, the discovery of previously unknown contamination or the imposition of new requirements could increase costs or subject AMETEK to new or increased liabilities.
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
Our Sustainability Report highlights our sustainability initiatives and is available on our website at www.ametek.com/aboutus/sustainability.
The Company's ESG highlights include the following:
Core Values. Our core values — Ethics and Integrity, Respect for the Individual, Diversity and Inclusion, Teamwork, and Social Responsibility — remain the most critical components of our sustainability efforts. Sustainability is an integral aspect of the core values that guide the way we do business.
Environmental Stewardship. Our ongoing commitment to serve as environmental stewards and protect the environment for future generations is reflected in our corporate governance and oversight of compliance and risk management. We are reducing our environmental impact and increasing operational efficiency across our global footprint, and have established greenhouse gas emission reduction targets. Across AMETEK, our businesses are committed to developing innovative products and solutions to help reduce carbon emissions, increase the use and adoption of renewable energy, and address the impacts of climate change.
Commitment to Diversity and Inclusion. AMETEK is committed to developing a diverse and inclusive culture to help power innovation, growth and greater opportunities for all employees. Our hiring practices are geared toward identifying the most diverse set of candidates for open positions. Our training and development programs are focused on providing meaningful opportunities for personal and professional development. And our charitable arm, the AMETEK Foundation, provides wide-ranging support to nonprofit and educational organizations in the communities where we operate.

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
We have created a leadership development program for employees on track to become P&L leaders in the company. This focused and intensive program involves both internal and external training on leadership effectiveness as well as specific job-related skills. In addition, participants receive hands-on experience in key AMETEK business system processes such as growth kaizens and acquisition due diligence. We have a long-standing commitment to responsible corporate conduct. Each employee is provided with annual performance goals which are reviewed in a performance review with their manager. Employee feedback is actively encouraged through an open-door policy for all managers, regular town hall/all hands meetings, executive presentations with Q&A sessions, a regular CEO podcast for all employees, and a hotline that can be used to report complaints.
Giving back to our community is an important part of our culture. Established in 1960, the AMETEK Foundation is the charitable giving arm of AMETEK, Inc. The Foundation’s mission is to empower AMETEK colleagues making a positive impact in their local communities, with a focus on health and welfare, civic and social service programs, and education.
As of December 31, 2022, we have approximately 19,600 employees, of which 42% are diverse (global female full-time and part-time employees plus diverse U.S. male full-time and part-time employees). Our compensation programs are designed to provide competitive salaries and benefit programs to attract, retain and motivate a world-class workforce. Selected employees participate in short- and long-term incentive programs that align employee and shareholder interests and promote long-term retention. Additionally, we strive to protect health and safety in every aspect of our enterprise – from the way we design, manufacture and deliver our products to the way our customers use them. We continue to drive towards our goal of zero lost-time work incidents. 2022 was our lowest lost-time incident rate on record. We continue to enhance our safety initiatives as each facility is tasked with identifying opportunities for additional safety measures. Businesses with zero incidents share best practices and ensure ongoing training to maintain their safety excellence. In addition to our EHS facility audits, our facilities’ activities include safety committees, continual training, documented self-audits, and behavior-based safety observations and feedback.
Our U.S. Federal Employment Information Report (EEO-1) for 2021 is available at www.ametek.com and offers a snapshot of U.S. diversity data as of December 31, 2021. The EEO-1 data captures only U.S. employees and does not reflect the broad diversity of our approximately 9,500 international employees.

Available Information
AMETEK’s annual report on Form  10-K, quarterly reports on Form  10-Q, current reports on Form  8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com in the “Investors – Reporting” section as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. All reports filed with the Securities Exchange Commission can also be viewed on their website at www.sec.gov. AMETEK has posted in the “Investors – Governance” section of its website its corporate governance guidelines, Board committee charters, codes of ethics, and social and environmental policies. Those documents also are available free of charge in published form to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 1100 Cassatt Road, Berwyn, Pennsylvania, 19312.

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
International sales for 2022 and 2021 represented 48.7% and 49.5% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. As of December 31, 2022, we have manufacturing operations in 18 countries outside the United States, with significant operations in China, Czechia, Germany, Mexico, Serbia and the United Kingdom. A disruption of our ability to obtain a supply of goods from these countries or a change in the cost to purchase, manufacture, or distribute these products could have an adverse effect on our sales and operations. International sales and operations are subject to the customary risks of operating in an international environment, including:
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
•Increasing trade tensions between the United States and certain countries, including China;
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
Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2022, goodwill and other intangible assets, net of accumulated amortization, totaled $8,714.6 million or 70% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the estimated fair value of the net tangible and other identifiable intangible assets we have acquired. For the year ended December 31, 2022, the Company recorded an $8.6 million non-cash impairment charge related to certain of the Company's trade names. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
At December 31, 2022, the Company conducted business from office and operating facilities at owned and leased locations throughout the United States and select global markets. The Company’s leases a facility in Berwyn, Pennsylvania for its corporate headquarters.
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
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 31, 2023, there were approximately 1,700 holders of record of the Company’s common stock.
Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.
Under its share repurchase program, the Company repurchased approximately 2,673,000 shares of its common stock for $332.8 million in 2022 and approximately 113,000 shares of its common stock for $14.7 million in 2021.
Issuer Purchases of Equity Securities
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2022 to October 31, 2022	43	$120.45	43	$825,294,533
November 1, 2022 to November 30, 2022	10,202	136.39	10,202	823,903,036
December 1, 2022 to December 31, 2022	—	—	—	823,903,036
Total	10,245	$136.33	10,245
_____________________
(1)Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)Consists of the number of shares purchased pursuant to the Company’s Board of Directors $1 billion authorization for the repurchase of its common stock announced in May 2022, which replaces the previous $500 million authorization for repurchase of its common stock announced in February 2019. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Securities Authorized for Issuance Under Equity Compensation Plan Information
The following table sets forth information as of December 31, 2022 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,059,845	$79.46	6,118,226
Equity compensation plans not approved by security holders	—	—	—
Total	3,059,845	$79.46	6,118,226

Stock Performance Graph
The following graph and accompanying table compare the cumulative total stockholder return for AMETEK over the last five years ended December 31, 2022 with total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and S&P Industrials. AMETEK’s stock price is a component of both indices. The performance graph and table assume a $100 investment made on December 31, 2017 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$300
$200
$100
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
AMETEK, Inc.
S&P 500
S&P Industrials

	December 31,
	2017	2018	2019	2020	2021	2022
AMETEK, Inc.	$100.00	$94.11	$139.53	$170.55	$208.62	$199.60
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.89
S&P Industrials	100.00	86.71	112.17	124.59	150.89	142.63

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
Business Overview
AMETEK’s operations are affected by global, regional and industry-specific economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to mitigate the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2022, the Company posted record sales, operating income, operating margins, net income, diluted earnings per share, backlog, and orders. The Company also benefited from its strategic initiatives under AMETEK's four key strategies: Operational Excellence, Strategic Acquisitions, Global & Market Expansion and New Products.
Highlights in 2022 were:
•Net sales for 2022 were a record $6,150.5 million, an increase of $604.0 million or 10.9%, compared with net sales of $5,546.5 million in 2021. The increase in net sales for 2022 was due to an 11% organic sales increase, a 2% increase from acquisitions, partially offset by an unfavorable 2% effect of foreign currency translation.
•Net income for 2022 was a record $1,159.5 million, an increase of $169.4 million or 17.1%, compared with $990.1 million in 2021.
•Diluted earnings per share for 2022 were a record $5.01, an increase of $0.76 or 17.8%, compared with $4.25 per diluted share in 2021.
•Orders for 2022 were a record $6,639.1 million, an increase of $164.7 million or 2.5%, compared with $6,474.4 million in 2021. The increase in orders was due to a 9% organic order increase, partially offset by a 3% unfavorable effect of foreign currency translation, as well as a 3% decrease from the year-over-year impact of acquisitions. As a result, the Company's backlog of unfilled orders at December 31, 2022 was a record $3,218.6 million.
•During 2022, the Company spent $429.7 million in cash, net of cash acquired, to purchase two businesses:
•In September 2022, AMETEK acquired Navitar, Inc. ("Navitar"), a designer and manufacturer of customized, fully integrated optical imaging systems, components, and software.
•In October 2022, AMETEK acquired RTDS Technologies Inc. ("RTDS"), a leading provider of real-time power simulation systems used by utilities, and research and education institutions in the development and testing of the electric power grid and renewable energy applications.
•Cash flow provided by operating activities for 2022 was $1,149.4 million. Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,010.4 million in 2022.

•EBITDA (earnings before interest, income taxes, depreciation, and amortization) was a record $1,829.7 million in 2022, compared with $1,594.3 million in 2021.
•The Company continued its emphasis on investment in research, development and engineering, spending $322.1 million in 2022. Sales from products introduced in the past three years were $1,674.2 million.
Recent Events and Market Conditions
Recent events and market conditions impacting our business include the inflationary cost environment, rising interest rates, supply chain constraints, the COVID-19 pandemic, and the ongoing conflict in Ukraine. As a result of these events and conditions, we anticipate the challenging global economic environment to continue into 2023.
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
There still remains uncertainty concerning the COVID-19 pandemic, its effect on labor, government mandated lockdowns and other restrictive measures, and the pandemic's ultimate duration. Lockdowns in China during 2022 limited our ability to access customer sites, operate certain facilities, and placed additional constraints on our supply chain. Depending on the course of the pandemic, additional lockdowns in China or elsewhere could impact our operations and results of operations.
The invasion of Ukraine by Russia and the sanctions imposed in response to this conflict have increased global economic and political uncertainty. While we do not have operations in Russia or Ukraine and do not have significant exposure to customers and vendors in those countries, a significant expansion of the conflict's current scope could further complicate the economic environment.
While the ultimate impact of these events remains uncertain, we will continue to evaluate the extent to which these factors will impact our business, financial condition, and results of operations.

Results of Operations
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net sales:
Electronic Instruments	$4,229,353	$3,763,758	$2,989,928
Electromechanical	1,921,177	1,782,756	1,550,101
Consolidated net sales	$6,150,530	$5,546,514	$4,540,029
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$1,089,729	$958,183	$770,620
Electromechanical	503,593	437,378	324,962
Total segment operating income	1,593,322	1,395,561	1,095,582
Corporate administrative expenses	(92,630)	(86,891)	(67,698)
Consolidated operating income	1,500,692	1,308,670	1,027,884
Interest expense	(83,186)	(80,381)	(86,062)
Other (expense) income, net	11,186	(5,119)	140,487
Consolidated income before income taxes	$1,428,692	$1,223,170	$1,082,309
______________________
The following “Results of Operations of the year ended December 31, 2022 compared with the year ended December 31, 2021” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statement of Income. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on February 22, 2022.
Results of Operations for the year ended December 31, 2022 compared with the year ended December 31, 2021
Net sales for 2022 were a record $6,150.5 million, an increase of $604.0 million or 10.9%, compared with net sales of $5,546.5 million in 2021. The increase in net sales for 2022 was due to an 11% organic sales increase, a 2% increase from acquisitions, partially offset by an unfavorable 2% effect of foreign currency translation. EIG net sales were $4,229.4 million in 2022, an increase of 12.4%, compared with $3,763.8 million in 2021. EMG net sales were $1,921.2 million in 2022, an increase of 7.8%, compared with $1,782.8 million in 2021.
Total international sales for 2022 were $2,996.3 million or 48.7% of net sales, an increase of $250.7 million or 9.1%, compared with international sales of $2,745.6 million or 49.5% of net sales in 2021. The increase in international sales was primarily driven by strong demand in all regions as well as contributions from recent acquisitions. Export shipments from the United States, which are included in total international sales, were $1,688.7 million in 2022, an increase of $213.1 million or 14.4%, compared with $1,475.6 million in 2021.
Orders for 2022 were a record $6,639.1 million, an increase of $164.7 million or 2.5% compared with $6,474.4 million in 2021. The increase in orders was due to a 9% organic order increase, partially offset by a 3% unfavorable effect of foreign currency translation, as well as a 3% decrease from the year-over-year impact of acquisitions. The Company’s backlog of unfilled orders at December 31, 2022 was a record $3,218.6 million, an increase of $488.5 million or 17.9%, compared with $2,730.1 million at December 31, 2021.

Segment operating income for 2022 was $1,593.3 million, an increase of $197.7 million or 14.2%, compared with segment operating income of $1,395.6 million in 2021. Segment operating income was positively impacted in 2022 by the increased sales discussed above. Segment operating income, as a percentage of net sales, increased to 25.9% in 2022, compared with 25.2% in 2021. Segment operating margins for 2022 were negatively impacted by the dilutive impact of the 2021 acquisitions. Excluding the dilutive impact of recent acquisitions, segment operating margins for the core businesses increased 120 basis points compared to 2021, due to the Company's Operational Excellence initiatives.
Cost of sales for 2022 was $4,005.3 million or 65.1% of net sales, an increase of $371.4 million or 10.2%, compared with $3,633.9 million or 65.5% of net sales for 2021. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for 2022 were $644.6 million or 10.5% of net sales, an increase of $40.7 million or 6.7%, compared with $603.9 million or 10.9% of net sales in 2021. Selling, general and administrative expenses increased primarily due to the increase in net sales discussed above.
Consolidated operating income was $1,500.7 million or a record 24.4% of net sales for 2022, an increase of $192.0 million or 14.7%, compared with $1,308.7 million or 23.6% of net sales in 2021.
Other income, net was $11.2 million for 2022, compared with $5.1 million of other expense in 2021, a change of $16.3 million. During 2022, the Company recorded higher pension income of $9.9 million and lower acquisition-related due diligence expense compared to 2021.
The effective tax rate for 2022 was 18.8%, compared with 19.1% in 2021. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Net income for 2022 was a record $1,159.5 million, an increase of $169.4 million or 17.1%, compared with $990.1 million in 2021.
Diluted earnings per share for 2022 were a record $5.01, an increase of $0.76 or 17.8%, compared with $4.25 per diluted share in 2021.
Segment Results
EIG’s net sales totaled a record $4,229.4 million for 2022, an increase of $465.6 million or 12.4%, compared with $3,763.8 million in 2021. The net sales increase was due to an 11% organic sales increase, a 4% increase from acquisitions, partially offset by an unfavorable 3% effect of foreign currency translation.
EIG’s operating income was a record $1,089.7 million for 2022, an increase of $131.5 million or 13.7%, compared with $958.2 million in 2021. EIG’s operating margins were 25.8% of net sales for 2022, compared with 25.5% of net sales in 2021. EIG's operating margins in 2022 were negatively impacted by the dilutive impact of the 2021 acquisitions. Excluding the dilutive impact of the 2021 acquisitions, EIG operating margins increased 100 basis points compared to 2021, due to the increase in net sales discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled a record $1,921.2 million for 2022, an increase of $138.4 million or 7.8%, compared with $1,782.8 million in 2021. The net sales increase was due to an 11% organic sales increase, partially offset by an unfavorable 3% effect of foreign currency translations.
EMG’s operating income was a record $503.6 million for 2022, an increase of $66.2 million or 15.1%, compared with $437.4 million in 2021. EMG's operating income included a $7.1 million gain on the sale of a facility during 2022. EMG’s operating margins were a record 26.2% of net sales for 2022, compared with 24.5% of net sales in 2021. Excluding the gain on the sale of a facility, EMG operating margins increased 130 basis points compared to

2021, due to the increase in net sales discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Liquidity and Capital Resources
Cash provided by operating activities totaled $1,149.4 million in 2022, a decrease of $11.1 million or 1.0%, compared with $1,160.5 million in 2021. The decrease in cash provided by operating activities for 2022 was due to higher working capital levels, primarily driven by higher investments in inventory to support sales and backlog growth, and to mitigate inventory supply chain constraints, partially offset by higher net income.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,010.4 million in 2022, compared with $1,049.8 million in 2021. EBITDA (earnings before interest, income taxes, depreciation and amortization) was a record $1,829.7 million in 2022, compared with $1,594.3 million in 2021. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See "Non-GAAP Financial Measures" for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
Cash used by investing activities totaled $552.8 million in 2022, compared with cash used by investing activities of $2,055.8 million in 2021. In 2022, the Company paid $429.7 million, net of cash acquired, to purchase Navitar, Inc. and RTDS Technologies Inc., compared to $1,959.2 million, net of cash acquired, to purchase Abaco Systems, Magnetrol International, NSI-MI Technologies, Crank Software, EGS Automation, and Alphasense in 2021. Additions to property, plant and equipment totaled $139.0 million in 2022, compared with $110.7 million in 2021.
Cash used by financing activities totaled $575.7 million in 2022, compared with $39.3 million of cash provided by financing activities in 2021. At December 31, 2022, total debt, net was $2,385.0 million, compared with $2,544.2 million at December 31, 2021. In 2022, total borrowings decreased by $73.7 million, compared with an increase of $183.9 million in 2021. At December 31, 2022, the Company had available borrowing capacity of $2,745.2 million under its revolving credit facility and term loan, including the $700 million accordion feature.
On May 12, 2022, the Company along with certain of its foreign subsidiaries amended and restated its Credit Agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to increase the size from $1.5 billion to $2.3 billion and terminates the $800 million term loan. The credit agreement places certain restrictions on allowable additional indebtedness. In November 2021, the Company further amended the Credit Agreement to address the cessation of LIBOR on certain currencies. At December 31, 2022, the Company had $219.0 million outstanding on the revolver with a maturity date of May 2027.
In the fourth quarter of 2021, a 55 million Swiss franc ($59.7 million) 2.44% senior note matured and was paid. The debt-to-capital ratio was 24.2% at December 31, 2022, compared with 27.0% at December 31, 2021. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 21.4% at December 31, 2022, compared with 24.2% at December 31, 2021. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See "Non-GAAP Financial Measures" for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
In 2022, the Company repurchased approximately 2.7 million shares of its common stock for $332.8 million, compared with $14.7 million used for repurchases of approximately 113,000 shares in 2021. Effective May 5, 2022, the Company's Board of Directors approved a $1 billion share repurchase authorization. This authorization replaces an earlier $500 million share repurchase authorization approved by the Board in February 2019. At December 31, 2022, $823.9 million was available under the Company’s Board of Directors authorization for future share repurchases.

Additional financing activities for 2022 included cash dividends paid of $202.2 million, compared with $184.6 million in 2021. On February 9, 2022, the Company’s Board of Directors approved a 10% increase in the quarterly cash dividend on the Company’s common stock to $0.22 per common share from $0.20 per common share. Proceeds from the exercise of employee stock options were $49.9 million in 2022, compared with $60.3 million in 2021.
As a result of all of the Company’s cash flow activities in 2022, cash and cash equivalents at December 31, 2022 totaled $345.4 million, compared with $346.8 million at December 31, 2021. At December 31, 2022, the Company had $334.1 million in cash outside the United States, compared with $344.0 million at December 31, 2021. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations for the foreseeable future.
Subsequent Event
Effective February 9, 2023, the Company’s Board of Directors approved a 14% increase in the quarterly cash dividend on the Company’s common stock to $0.25 per common share from $0.22 per common share.
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

Leases expire over a range of years from 2023 to 2032. Most of the leases contain renewal or purchase options, subject to various terms and conditions. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the nature and timing of lease obligations.

Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices. At December 31, 2022, the Company had $1,003.9 million of purchase obligations due within one year and $115.8 million of purchase obligations due in more than one year.
The Company has standby letters of credit and surety bonds of $64.9 million related to performance and payment guarantees at December 31, 2022. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

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

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net income	$1,159.5	$990.1	$872.4
Add (deduct):
Interest expense	83.2	80.4	86.1
Interest income	(1.7)	(1.4)	(2.1)
Income taxes	269.2	233.1	209.9
Depreciation	113.7	108.5	101.3
Amortization	205.8	183.6	154.0
Total adjustments	670.2	604.2	549.2
EBITDA	$1,829.7	$1,594.3	$1,421.6
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

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cash provided by operating activities	$1,149.4	$1,160.5	$1,281.0
Deduct: Capital expenditures	(139.0)	(110.7)	(74.2)
Free cash flow	$1,010.4	$1,049.8	$1,206.8
Net debt represents total debt, net minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. The following table presents the reconciliation of total debt, net reported in accordance with U.S. GAAP to net debt:

	December 31,
	2022	2021
	(In millions)
Total debt, net	$2,385.0	$2,544.2
Less: Cash and cash equivalents	(345.4)	(346.8)
Net debt	2,039.6	2,197.4
Stockholders’ equity	7,476.5	6,871.9
Capitalization (net debt plus stockholders’ equity)	$9,516.1	$9,069.3
Net debt as a percentage of capitalization	21.4%	24.2%

Internal Reinvestment
Capital Expenditures
Capital expenditures were $139.0 million or 2.3% of net sales in 2022, compared with $110.7 million or 2.0% of net sales in 2021. In 2022, approximately 64% of capital expenditures were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. Capital expenditures in 2023 are expected to be approximately 2% of net sales, with a continued emphasis on spending to improve productivity.
Research, Development and Engineering
The Company is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products and solutions. Research, development and engineering costs before customer reimbursement were $322.1 million in 2022, $299.6 million in 2021 and $246.2 million in 2020. These amounts included research and development expenses of $198.8 million, $194.2 million and $158.9 million in 2022, 2021, and 2020, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.
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
•Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. The Company performs either a qualitative or quantitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units.
When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company performs a qualitative assessment and determines that an impairment is more likely than not, then performance of a quantitative impairment test is required. In conducting a qualitative assessment, the

Company analyzes actual and forecasted net sales and selling profit for each reporting unit, as well as historical performance and the results of prior quantitative tests performed. Additionally, the Company assesses critical areas that may impact its business, including macroeconomic conditions, industry and market conditions, cost factors, or any relevant events and factors that may impact projected financial results.
If performed, the quantitative goodwill impairment test uses a discounted cash flow analysis to determine the fair value of each reporting unit, which considers cash flows discounted at an appropriate discount rate. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based on the Company’s long-range plan and are considered level 3 inputs. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the estimated fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its indefinite-lived intangible assets are less than the respective carrying values of those assets. The Company elected to perform its annual goodwill impairment test using the quantitative analysis method. The Company may elect to perform the quantitative analysis in future periods. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method using level 3 inputs, which is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is determined by applying a royalty rate to a projection of net revenues discounted using an appropriate discount rate. Each royalty rate is determined based on the profitability of the trade name to which it relates and observed market royalty rates. Certain impairment models have discount rates calculated based on a debt/equity cost of capital. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded intangible balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged.
The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2022, goodwill and other indefinite-lived intangible assets totaled $6,262.2 million or 50.4% of the Company’s total assets. The Company completed its required annual indefinite-lived intangibles impairment tests in the fourth quarter of 2022 and determined that the carrying values of certain of the Company’s indefinite-lived intangibles were impaired as a result of higher discount rates driven by higher interest rates. As a result, in the fourth quarter of 2022, the Company recorded an immaterial non-cash impairment charge related to certain of the Company's trade names. The Company completed its annual qualitative goodwill impairment test in the fourth quarter of 2022 and determined the carrying values of its goodwill intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.
•Pensions. The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2022, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income and equity investments and adjusts its estimate as deemed appropriate.
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
The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.
The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, AMETEK, Inc. conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
The Company acquired Navitar, Inc. ("Navitar") in September 2022 and RTDS Technologies Inc. ("RTDS") in October 2022. As permitted by the U.S. Securities and Exchange Commission staff interpretative guidance for newly acquired businesses, the Company excluded Navitar and RTDS from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Navitar, and RTDS constituted 3.5% of total assets as of December 31, 2022 and 0.4% of net sales for the year then ended.
The Company’s internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DAVID A. ZAPICO	/s/ WILLIAM J. BURKE
Chairman of the Board and Chief Executive Officer	Executive Vice President – Chief Financial Officer

February 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of AMETEK, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMETEK, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Navitar, Inc. and RTDS Technologies Inc., which are included in the 2022 consolidated financial statements of the Company and constituted 3.5% of total assets as of December 31, 2022 and 0.4% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Navitar, Inc. and RTDS Technologies Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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
February 21, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of AMETEK, Inc.:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AMETEK, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Indefinite Lived Intangible Assets (other than Goodwill)

Description of the Matter
At December 31, 2022, the Company’s indefinite lived intangible assets (other than goodwill) totaled $889.7 million, consisting of trademarks and trade names. As described in Note 1 to the consolidated financial statements, indefinite lived intangible assets are not amortized but are tested for impairment at least annually in the Company’s fourth quarter.

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

To test the estimated fair value of the Company’s indefinite lived intangible assets, we performed audit procedures that included, among others, assessing the fair value methodologies utilized by management and the significant assumptions discussed above, including the underlying data used in the analyses. For example, when evaluating the significant assumptions, we compared them to current financial and operating plans, market and industry studies, historical trends, and royalty rates used in prior periods. We also assessed the historical accuracy of management’s forecasts and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value estimates of the trademarks and trade names that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating the discount rate, royalty rate and valuation methodologies used by the Company.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1930.

Philadelphia, Pennsylvania
February 21, 2023

AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$6,150,530	$5,546,514	$4,540,029
Cost of sales	4,005,261	3,633,900	2,996,515
Selling, general and administrative	644,577	603,944	515,630
Total operating expenses	4,649,838	4,237,844	3,512,145
Operating income	1,500,692	1,308,670	1,027,884
Interest expense	(83,186)	(80,381)	(86,062)
Other income (expense), net	11,186	(5,119)	140,487
Income before income taxes	1,428,692	1,223,170	1,082,309
Provision for income taxes	269,150	233,117	209,870
Net income	$1,159,542	$990,053	$872,439
Basic earnings per share	$5.04	$4.29	$3.80
Diluted earnings per share	$5.01	$4.25	$3.77
Weighted average common shares outstanding:
Basic shares	230,208	230,955	229,435
Diluted shares	231,536	232,813	231,150
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$1,159,542	$990,053	$872,439
Other comprehensive income (loss):
Amounts arising during the period – gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	(123,756)	(47,331)	64,521
Change in long-term intercompany notes	(21,419)	(16,333)	16,695
Net investment hedge instruments gain (loss), net of tax of $(17,070), $(12,631) and $14,787 in 2022, 2021 and 2020, respectively	52,416	39,047	(45,716)
Defined benefit pension plans:
Net actuarial (loss) gain, net of tax of $4,769, $(15,298) and $8,637 in 2022, 2021 and 2020, respectively	(18,238)	46,049	(18,733)
Amortization of net actuarial loss, net of tax of ($2,111), ($4,103) and ($3,539) in 2022, 2021 and 2020, respectively	6,420	12,249	11,940
Amortization of prior service costs, net of tax of $(25), ($114) and $7 in 2022, 2021 and 2020, respectively	76	343	(36)
Other comprehensive (loss) income	(104,501)	34,024	28,671
Total comprehensive income	$1,055,041	$1,024,077	$901,110
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$345,386	$346,772
Receivables	919,335	829,213
Inventories, net	1,044,284	769,175
Other current assets	219,053	183,605
Total current assets	2,528,058	2,128,765
Property, plant and equipment, net	635,641	617,138
Right of use assets, net	170,295	169,924
Goodwill	5,372,562	5,238,726
Other intangibles, net	3,342,085	3,368,629
Investments and other assets	382,479	375,005
Total assets	$12,431,120	$11,898,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$226,079	$315,093
Accounts payable	497,134	470,252
Customer advanced payments	357,674	298,728
Income taxes payable	48,171	35,904
Accrued liabilities and other	435,144	443,337
Total current liabilities	1,564,202	1,563,314
Long-term debt, net	2,158,928	2,229,148
Deferred income taxes	694,267	719,675
Other long-term liabilities	537,211	514,166
Total liabilities	4,954,608	5,026,303
Stockholders’ equity:
Preferred stock,$0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 800,000,000 shares; issued: 2022 – 268,588,293 shares; 2021 – 267,800,160 shares	2,700	2,689
Capital in excess of par value	1,094,236	1,012,526
Retained earnings	8,857,485	7,900,113
Accumulated other comprehensive loss	(574,945)	(470,444)
Treasury stock: 2022 – 38,537,635 shares; 2021 – 36,137,864 shares	(1,902,964)	(1,573,000)
Total stockholders’ equity	7,476,512	6,871,884
Total liabilities and stockholders’ equity	$12,431,120	$11,898,187
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—
Common stock, $0.01 par value
Balance at the beginning of the year	2,689	2,676	2,662
Shares issued	11	13	14
Balance at the end of the year	2,700	2,689	2,676
Capital in excess of par value
Balance at the beginning of the year	1,012,526	921,752	832,821
Issuance of common stock under employee stock plans	34,335	44,671	47,366
Share-based compensation costs	47,375	46,103	41,565
Balance at the end of the year	1,094,236	1,012,526	921,752
Retained earnings
Balance at the beginning of the year	7,900,113	7,094,656	6,387,612
Net income	1,159,542	990,053	872,439
Cash dividends paid	(202,169)	(184,595)	(165,035)
Adoption of ASU 2016-13	—	—	(360)
Other	(1)	(1)	—
Balance at the end of the year	8,857,485	7,900,113	7,094,656
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the year	(275,365)	(250,748)	(286,248)
Translation adjustments	(123,756)	(47,331)	64,521
Change in long-term intercompany notes	(21,419)	(16,333)	16,695
Net investment hedge instruments gain (loss), net of tax of $(17,070), $(12,631) and $14,787 in 2022, 2021 and 2020, respectively	52,416	39,047	(45,716)
Balance at the end of the year	(368,124)	(275,365)	(250,748)
Defined benefit pension plans:
Balance at the beginning of the year	(195,079)	(253,720)	(246,891)
Net actuarial (loss) gain, net of tax of $4,769, $(15,298) and $8,637 in 2022, 2021 and 2020, respectively	(18,238)	46,049	(18,733)
Amortization of net actuarial loss, net of tax of ($2,111), ($4,103) and ($3,539) in 2022, 2021 and 2020, respectively	6,420	12,249	11,940
Amortization of prior service costs, net of tax of $(25), ($114) and $7 in 2022, 2021 and 2020, respectively	76	343	(36)
Balance at the end of the year	(206,821)	(195,079)	(253,720)
Accumulated other comprehensive loss at the end of the year	(574,945)	(470,444)	(504,468)
Treasury stock
Balance at the beginning of the year	(1,573,000)	(1,565,270)	(1,574,464)
Issuance of common stock under employee stock plans	2,857	6,981	13,879
Purchase of treasury stock	(332,821)	(14,711)	(4,685)
Balance at the end of the year	(1,902,964)	(1,573,000)	(1,565,270)
Total stockholders’ equity	$7,476,512	$6,871,884	$5,949,346
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash provided by (used for):
Operating activities:
Net income	$1,159,542	$990,053	$872,439
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	319,427	292,112	255,275
Deferred income taxes	(67,818)	(29,762)	1,839
Share-based compensation expense	47,375	46,103	41,565
Gain on sale of business/investment	(3,584)	(6,349)	(141,020)
Gain on sale of facilities	(7,054)	—	(7,523)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in receivables	(86,713)	(172,791)	163,471
(Increase) decrease in inventories and other current assets	(322,467)	(129,593)	77,448
Increase in payables, accruals and income taxes	95,481	212,101	7,017
Increase (decrease) in other long-term liabilities	47,226	(35,104)	20,430
Pension contributions	(8,959)	(10,277)	(9,527)
Other, net	(23,083)	3,964	(434)
Total operating activities	1,149,373	1,160,457	1,280,980
Investing activities:
Additions to property, plant and equipment	(139,005)	(110,671)	(74,199)
Purchases of businesses, net of cash acquired	(429,714)	(1,959,218)	(116,509)
Proceeds from sale of business/investment	3,734	12,000	245,311
Proceeds from sale of facilities	11,754	2,341	9,508
Other, net	471	(294)	(2,481)
Total investing activities	(552,760)	(2,055,842)	61,630
Financing activities:
Net change in short-term borrowings	(73,691)	243,615	(328,003)
Repayments of long-term borrowings	—	(59,718)	(102,947)
Repurchases of common stock	(332,821)	(14,711)	(4,685)
Cash dividends paid	(202,169)	(184,595)	(165,035)
Proceeds from stock option exercises	49,937	60,297	64,903
Other, net	(16,955)	(5,551)	(3,669)
Total financing activities	(575,699)	39,337	(539,436)
Effect of exchange rate changes on cash and cash equivalents	(22,300)	(10,002)	16,618
(Decrease) increase in cash and cash equivalents	(1,386)	(866,050)	819,792
Cash and cash equivalents:
Beginning of year	346,772	1,212,822	393,030
End of year	$345,386	$346,772	$1,212,822
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
Accounts Receivable
The Company maintains allowances for estimated credit losses resulting from the inability of customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses, on all accounts receivable and contract assets, which considers risk of future credit losses based on factors such as historical experience, contract terms, as well as general and market business conditions, country, and political risk. Balances are written off when considered uncollectible. Bad debt expense was $3.7 million in 2022, $1.2 million in 2021 and $3.6 million in 2020. At December 31, 2022 and 2021, the allowance for estimated credit losses was $14.1 million and $11.2 million, respectively.
Inventories
The Company uses the first-in, first-out (“FIFO”) method of accounting, which approximates current replacement cost, for approximately 90% of its inventories at December 31, 2022. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for the remaining 10% of the Company’s inventory at December 31, 2022. For inventories where cost is determined by the LIFO method, the FIFO value would have been $40.3 million and $29.8 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2022 and 2021, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Depreciation expense was $113.7 million, $108.5 million and $101.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company performs a qualitative assessment and determines that an impairment is more likely than not, then performance of a quantitative impairment test is required. In conducting a qualitative assessment, the Company analyzes actual and forecasted net sales and selling profit for each reporting unit, as well as historical performance and the results of prior quantitative tests performed. Additionally, the Company assesses critical areas that may impact its business, including macroeconomic conditions, industry and market conditions, cost factors, or any relevant events and factors that may impact projected financial results.
If performed, the quantitative goodwill impairment test is performed using a discounted cash flow analysis to determine the fair value of each reporting unit, which considers cash flows discounted at an appropriate discount rate. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based on the Company’s long-range plan and are considered level 3 inputs. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances.
During the fourth quarter of 2022, the Company completed its annual goodwill impairment tests and elected to perform a qualitative assessment.
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
The Company completed its required annual impairment tests in the fourth quarter of 2022, 2021, and 2020 and determined that the carrying values of the Company's goodwill were not impaired. The Company completed its required annual indefinite-lived intangibles impairment test as of October 1, 2022 and determined that the carrying values of certain of the Company's trademarks and trade names with indefinite lives were impaired as a result of higher discount rates driven by higher interest rates. As a result, during the fourth quarter of 2022, the Company recorded an immaterial non-cash impairment charge related to certain of the Company's trade names. The Company completed its required annual impairment tests in the fourth quarter of 2021 and 2020 and determined that the carrying values of the Company's other intangible assets with indefinite lives were not impaired.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The Company makes infrequent use of derivative financial instruments. Forward contracts are primarily entered into from time to time to hedge debt or foreign currency transactions, thereby minimizing the Company’s exposure to foreign currency fluctuation.
In instances where transactions are designated as hedges of an underlying item, the gains and losses on those transactions are included in accumulated other comprehensive income within stockholders’ equity to the extent they are effective as hedges. An evaluation of hedge effectiveness is performed by the Company at inception and on an ongoing basis and any changes in the hedge are made as appropriate.
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
Lease payments included in the measurement of the lease liability are comprised of fixed and variable payments that depend on an index or rate.
Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the events, activities, or circumstances in the lease agreement on which those payments are

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Research and Development
Research and development costs are included in Cost of sales as incurred and were $198.8 million in 2022, $194.2 million in 2021 and $158.9 million in 2020.
Shipping and Handling Costs
Shipping and handling costs are included in Cost of sales and were $103.7 million in 2022, $86.1 million in 2021 and $56.8 million in 2020.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Pensions
The Company has U.S. and foreign defined benefit and defined contribution pension plans. The key assumptions in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. All unrecognized prior service costs, remaining transition obligations or assets and actuarial gains and losses have been recognized, net of tax effects, as a charge to accumulated other comprehensive income in stockholders’ equity and will be amortized as a component of net periodic pension cost. The Company uses a measurement date of December 31 (its fiscal year end) for its U.S. and foreign defined benefit plans.
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

	2022	2021	2020
	(In thousands)
Weighted average shares:
Basic shares	230,208	230,955	229,435
Equity-based compensation plans	1,328	1,858	1,715
Diluted shares	231,536	232,813	231,150

The calculation of diluted earnings per share for 2022 excluded an immaterial number of stock options because the exercise prices of these stock options exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive. There were no antidilutive shares in 2021 and 2020.

2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 8050): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which provides a single comprehensive accounting model for the acquisition of contract balances under ASC 805. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company early adopted the ASU on January 1, 2022, and the amendments in this ASU were applied on a prospective basis to all periods presented. The adoption of ASU 2021-08 did not impact the Company’s consolidated results of operations, financial position, cash flows or financial statement disclosures.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Revenues
The outstanding contract asset and liability accounts were as follows:

	2022	2021
	(In thousands)
Contract assets – January 1	$95,274	$68,971
Contract assets – December 31	119,741	95,274
Change in contract assets – increase	24,467	26,303
Contract liabilities – January 1	328,816	215,093
Contract liabilities – December 31	398,692	328,816
Change in contract liabilities – (increase)	(69,876)	(113,723)
Net change	$(45,409)	$(87,420)
The net change in 2022 and 2021 was primarily driven by the receipt of advance payments from customers significantly exceeding the recognition of revenue and customer advance payments from acquired businesses. For the years ended December 31, 2022 and 2021, the Company recognized revenue of $272 million and $184 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At December 31, 2022 and 2021, $41.0 million and $30.1 million, respectively, of Customer advanced payments (contract liabilities) were recorded in Other long-term liabilities in the consolidated balance sheet.
The remaining performance obligations exceeding one year as of December 31, 2022 and 2021 were $526.0 million and $342.5 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the year ended December 31:

	2022
	EIG	EMG	Total
	(In thousands)
United States	$2,171,684	$982,579	$3,154,263
International(1):
United Kingdom	92,668	117,788	210,456
European Union countries	510,052	420,756	930,808
Asia	1,050,843	266,011	1,316,854
Other foreign countries	404,106	134,043	538,149
Total international	2,057,669	938,598	2,996,267
Consolidated net sales	$4,229,353	$1,921,177	$6,150,530
_________________
(1)Includes U.S. export sales of $1,688.7 million.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
_________________
(1)Includes U.S. export sales of $1,196.4 million

Major Products and Services
The Company’s major products and services in the reportable segments were as follows for the year ended December 31:

	2022
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$3,061,263	$—	$3,061,263
Aerospace and power	1,168,090	549,735	1,717,825
Automation and engineered solutions	—	1,371,442	1,371,442
Consolidated net sales	$4,229,353	$1,921,177	$6,150,530

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2021
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,627,476	$—	$2,627,476
Aerospace and power	1,136,282	506,925	1,643,207
Automation and engineered solutions	—	1,275,831	1,275,831
Consolidated net sales	$3,763,758	$1,782,756	$5,546,514

	2020
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,199,167	$—	$2,199,167
Aerospace and power	790,761	466,343	1,257,104
Automation and engineered solutions	—	1,083,758	1,083,758
Consolidated net sales	$2,989,928	$1,550,101	$4,540,029

Timing of Revenue Recognition
The Company’s timing of revenue recognition was as follows for the year ended December 31:

	2022
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,471,118	$1,680,558	$5,151,676
Products and services transferred over time	758,235	240,619	998,854
Consolidated net sales	$4,229,353	$1,921,177	$6,150,530

	2021
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,048,819	$1,596,911	$4,645,730
Products and services transferred over time	714,939	185,845	900,784
Consolidated net sales	$3,763,758	$1,782,756	$5,546,514

	2020
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$2,427,254	$1,390,574	$3,817,828
Products and services transferred over time	562,674	159,527	722,201
Consolidated net sales	$2,989,928	$1,550,101	$4,540,029

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
Changes in the accrued product warranty obligation were as follows:

	2022	2021	2020
	(In thousands)
Balance at the beginning of the year	$27,478	$27,839	$27,611
Accruals for warranties issued during the year	11,414	11,518	12,000
Settlements made during the year	(11,835)	(13,669)	(14,602)
Warranty accruals related to acquired businesses and other during the year	(570)	1,790	2,830
Balance at the end of the year	$26,487	$27,478	$27,839

4. Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The Company utilizes a hierarchy for disclosure of the inputs to the valuations used to measure fair value. The hierarchy prioritizes the inputs into three broad levels as follows:
Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities
Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument
Level 3 - unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value
A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31:

	2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$9,856	$9,856	$—	$—
Foreign currency forward contracts	3,032	—	3,032	—

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$10,703	$10,703	$—	$—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of long-term assets in the consolidated balance sheet. For the years ended December 31, 2022 and 2021, gains and losses on the investments were not significant.
Foreign Currency
At December 31, 2022 the Company had a Euro forward contract for a total notional value of 40.0 million Euros and a Canadian dollar forward contract for a notional value of 26.5 million dollars. At December 31, 2021 the Company had no foreign currency forward contracts outstanding. Foreign currency forward contracts are valued as level 2 assets as they are corroborated by foreign currency exchange rates and shown as a component of other current assets in the consolidated balance sheet. For the year ended December 31, 2022 and 2021, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as accounting hedges.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at December 31, 2022 and 2021 in the consolidated balance sheet.
The fair value of short-term borrowings, net approximates the carrying value. The Company’s long-term debt, net is all privately held with no public market for this debt, therefore, the fair value of long-term debt, net was computed based on comparable current market data for similar debt instruments and is considered to be a level 3 liability. At December 31, 2022 and 2021, the fair value of long-term debt (including current portion) was $2,010.9 million and $2,378.9 million and the recorded amount of long-term debt (including current portion) was $2,161.6 million and $2,233.7 million, respectively. See Note 10 for long-term debt principal amounts, interest rates and maturities.
5. Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2022, and 2021, these net investment hedges included British-pound and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At December 31, 2022 and 2021, the Company had $271.7 million and $304.6 million, respectively, of British-pound denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At December 31, 2022 and 2021, the Company had $572.1 million and $654.1 million, respectively, in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound and Euro-denominated loans being designated and 100% effective as net investment hedges, $69.5 million of pre-tax currency remeasurement losses and $51.7 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2022 and 2021, respectively.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Acquisitions and Divestiture
Acquisitions
The Company spent $429.7 million in cash, net of cash acquired, to acquire Navitar, Inc.("Navitar") in September 2022 and RTDS Technologies Inc. ("RTDS") in October 2022. Navitar is a market leader in the design, development and manufacturing of customized, fully integrated optical imaging systems, cameras, components and software. RTDS is a leading provider of real-time power simulation systems used by utilities, and research and education institutions in the development and testing of the electric power grid and renewable energy applications. Navitar and RTDS are part of EIG.

The following table represents the allocation of the purchase price for the net assets of the 2022 acquisitions based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$11.8
Goodwill	197.8
Other intangible assets	213.3
Deferred income taxes	(23.5)
Net working capital and other(1)	30.3
Total cash paid	$429.7
______________________
(1)Includes $18.4 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the Navitar and RTDS acquisitions. Navitar's market leading optical components and solutions complement the Company's existing optics portfolio. RTDS' products and solutions complement the Company's existing power instruments businesses. The Company expects approximately $71.4 million of the goodwill relating to the acquisitions will be tax deductible in future years.
At December 31, 2022, the purchase price allocated to other intangible assets of $213.3 million consists of $37.2 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $176.1 million of other intangible assets consists of $120.1 million of customer relationships, which are being amortized over a period of 19 years and $56.0 million of purchased technology, which is being amortized over a period of 11 to 15 years. Amortization expense for each of the next five years for the acquisitions is expected to be $11.1 million per year.
The Company is in the process of finalizing the measurement of the intangible assets and tangible assets and liabilities, as well as accounting for income taxes, for Navitar and RTDS.
The acquisitions had an immaterial impact on reported net sales, net income, and diluted earnings per share for the year ended December 31, 2022. Had the acquisitions been made at the beginning of 2022 or 2021, pro forma net sales, net income, and diluted earnings per share for the year ended December 31, 2022 and 2021, would not have been materially different than the amounts reported.
In 2021, the Company spent $1,959.2 million in cash, net of cash acquired, to acquire Magnetrol International ("Magnetrol"), Crank Software, and EGS Automation ("EGS") in March 2021, NSI-MI Technologies ("NSI-MI") and Abaco Systems, Inc. ("Abaco") in April 2021, and Alphasense in November 2021. Magnetrol is a leading provider of level and flow control solutions for challenging process applications across a diverse set of end markets including medical, pharmaceutical, oil and gas, food and beverage, and general industrial. Crank Software is a leading provider of embedded graphical user interface software and services. EGS is an automation solutions

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
provider that designs and manufactures highly engineered, customized robotic solutions used in critical applications for the medical, food and beverage, and general industrial markets. NSI-MI is a leading provider of radio frequency and microwave test and measurement systems for niche applications across the aerospace, defense, automotive, wireless communications, and research markets. Abaco specializes in open-architecture computing and electronic systems for aerospace, defense, and specialized industrial markets and is a leading provider of mission critical embedded computing systems. Alphasense is a leading provider of gas and particulate sensors for use in environmental, health and safety, and air quality applications. Magnetrol, Crank Software, NSI-MI, Abaco, and Alphasense are part of EIG. EGS is part of EMG.
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

7. Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2020	$3,050.3	$1,174.6	$4,224.9
Goodwill acquired	1,037.9	5.9	1,043.8
Purchase price allocation adjustments and other	1.9	—	1.9
Foreign currency translation adjustments	(16.3)	(15.6)	(31.9)
Balance at December 31, 2021	4,073.8	1,164.9	5,238.7
Goodwill acquired	197.8	—	197.8
Purchase price allocation adjustments and other	1.8	—	1.8
Foreign currency translation adjustments	(37.3)	(28.4)	(65.7)
Balance at December 31, 2022	$4,236.1	$1,136.5	$5,372.6

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other intangible assets were as follows at December 31:

	2022	2021
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$46,418	$48,071
Purchased technology	722,277	677,896
Customer lists	3,023,762	2,930,120
	3,792,457	3,656,087
Accumulated amortization:
Patents	(37,215)	(37,713)
Purchased technology	(269,155)	(235,989)
Customer lists	(1,033,658)	(888,092)
	(1,340,028)	(1,161,794)
Net intangible assets subject to amortization	2,452,429	2,494,293
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	889,656	874,336

	$3,342,085	$3,368,629

Amortization expense was $205.8 million, $183.6 million, and $154.0 for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense for each of the next five years is expected to approximate $204 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Other Consolidated Balance Sheet Information

	December 31,
	2022	2021
	(In thousands)
INVENTORIES, NET
Finished goods and parts	$130,989	$89,985
Work in process	138,043	122,356
Raw materials and purchased parts	775,252	556,834
	$1,044,284	$769,175
PROPERTY, PLANT AND EQUIPMENT, NET
Land	$55,915	$41,709
Buildings	365,679	343,996
Machinery and equipment	1,199,600	1,149,316
	1,621,194	1,535,021
Less: Accumulated depreciation	(985,553)	(917,883)
	$635,641	$617,138
ACCRUED LIABILITIES AND OTHER
Employee compensation and benefits	$213,478	$205,994
Product warranty obligation	26,487	27,478
Realignment	34,394	30,476
Short term lease liability	46,366	47,353
Other	114,419	132,036
	$435,144	$443,337

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. Income Taxes
The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2022	2021	2020
	(In thousands)
Income before income taxes:
Domestic	$893,478	$958,206	$810,844
Foreign	535,214	264,964	271,465
Total	$1,428,692	$1,223,170	$1,082,309
Provision for income taxes:
Current:
Federal	$183,619	$99,706	$126,427
Foreign	119,148	146,890	61,672
State	34,201	16,282	19,932
Total current	336,968	262,878	208,031
Deferred:
Federal	(37,810)	23,538	(1,254)
Foreign	(20,818)	(56,572)	(4,072)
State	(9,190)	3,273	7,165
Total deferred	(67,818)	(29,761)	1,839
Total provision	$269,150	$233,117	$209,870

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2022	2021
	(In thousands)
Non-current deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation (1)	$43,594	$44,199
Reserves not currently deductible	(131,958)	(118,578)
Pensions	66,558	63,329
Differences in basis of intangible assets and accelerated amortization	726,525	768,542
Net operating loss carryforwards	(54,318)	(44,164)
Share-based compensation	(13,279)	(12,728)
Foreign Tax Credit Carryforwards	(2,317)	(2,291)
Unremitted earnings	12,429	11,361
Other	(13,448)	(28,343)
	633,786	681,327
Less: Valuation allowance	9,613	11,349
	643,399	692,676
Portion included in non-current assets	50,868	26,999
Gross non-current deferred tax liability	$694,267	$719,675
______________________
(1)Presented net of deferred tax assets of approximately $34.1 million and $33.3 million at December 31, 2022 and 2021, respectively, resulting from lease obligations.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2022	2021	2020
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.6	1.5	2.3
Foreign operations, net	(1.0)	(0.4)	(1.4)
U.S. Benefits for Manufacturing, Export and credits	(2.9)	(2.6)	(1.9)
Uncertain Tax Items	1.0	(0.1)	(1.3)
Stock compensation	(0.9)	(1.7)	(1.0)
U.S. Tax on Foreign Earnings	0.5	3.9	2.2
U.S. General Basket FTC	(0.1)	(2.9)	(0.1)
Other	(0.4)	0.3	(0.5)
Consolidated effective tax rate	18.8%	19.1%	19.4%
The Company elected to pay the cash tax cost of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries over an eight-year period. As of December 31, 2022, the Company has a remaining cash tax obligation of $35.9 million, all of which is classified as non-current.
The Company has evaluated the impact of the global intangible low-taxed income (“GILTI”) section of the Tax Act and has made a tax accounting policy election to record the annual tax cost of GILTI as a current period expense when incurred and, as such, will not be measuring an impact of GILTI in its determination of deferred taxes.
As a result of the one-time mandatory deemed repatriation and the taxable inclusions under the GILTI provisions of the Tax Act, the Company has approximately $898.0 million in previously taxed income (“PTI”) as of December 31, 2022 which can be repatriated without incremental U.S. Federal tax. The Company intends to reinvest its earnings indefinitely in operations outside the United States except to the extent of the PTI. There has been no provision for U.S. deferred income taxes for the undistributed earnings over PTI of approximately $60.4 million and $186.4 million at December 31, 2022 and 2021 respectively because determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.
As of December 31, 2022, and 2021, the Company recorded deferred income taxes totaling $12.4 million and $11.4 million respectively in state income and foreign withholding taxes expected to be incurred when the cash amounts related to the mandatory tax are ultimately repatriated to the U.S.
The Company is acquisitive and at times acquires entities with tax attributes (net operating losses or tax credits) that carry over to post-acquisition tax periods of the Company. At December 31, 2022, the Company had tax effected benefits, net of uncertain tax positions of $54.3 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $2.2 million for federal income tax purposes with no valuation allowance for the U.S. consolidated group, $10.7 million for state income tax purposes with a valuation allowance of $2.7 million, and $41.4 million for foreign income tax purposes with a valuation allowance of $2.7 million. These net operating loss carryforwards, if not used, will expire between 2023 and 2042.
At December 31, 2022, the Company had tax effected benefits of $9.3 million related to tax credit carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes tax credit carryforwards of $2.9 million for federal income tax purposes with a valuation allowance of $0.6 million, $6.4 million for state income tax purposes with a valuation allowance of $2.4 million, and no remaining credit carryforwards for foreign income tax purposes. These tax credit carryforwards, if not used, will expire between 2023 and 2042.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company maintains a valuation allowance (VA) to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance primarily relates to deferred tax assets established for federal and state credits and state net operating loss carryforwards. In 2022, the Company recorded a net decrease of $1.7 million in the valuation allowance. The reduction primarily relates to the reversal of a valuation allowance on federal tax credits in the amount of $2.3 million, which after considering significant positive evidence the company will be able to utilize in the future. Additionally, there was a reduction of $0.3 million to the valuation allowance due to changes in net operating losses in the normal course of business. Offsetting the reductions was an increase of $1.3 million relating to foreign net operating losses which are not expected to be utilized.
At December 31, 2022, the Company had gross unrecognized tax benefits of $174.7 million, of which $128.5 million, if recognized, would impact the effective tax rate. At December 31, 2021, the Company had gross unrecognized tax benefits of $147.0 million, of which $110.0 million, if recognized, would impact the effective tax rate.
At December 31, 2022 and 2021, the Company reported $12.4 million and $9.1 million, respectively, related to interest and penalties as a component of other long term liabilities in the consolidated balance sheet. During 2022, the Company recognized a net expense of $3.2 million, and in 2021 a net benefit of $2.5 million, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.
Approximately 64% of the Company’s overall tax liability is incurred in the United States. The Company files income tax returns in various other state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. At December 31, 2022, the Internal Revenue Service ("IRS") audit of the Company's consolidated U.S. income tax returns for the year 2018 and 2019 is ongoing. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.
During 2022, the Company added $43.4 million of tax, interest and penalties related to identified uncertain tax positions and reversed $4.4 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2021, the Company added $58.6 million of tax, interest and penalties related to identified uncertain tax positions and reversed $35.2 million of tax and interest related to statute expirations and settlement of prior uncertain positions.
The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2022	2021	2020
	(In millions)
Balance at the beginning of the year	$147.0	$100.7	$109.1
Additions for tax positions related to the current year	29.3	41.4	15.6
Additions for tax positions of prior years	2.1	34.9	6.2
Reductions for tax positions of prior years	(1.0)	(1.5)	(0.3)
Reductions related to settlements with taxing authorities	(0.2)	(0.1)	(0.5)
Reductions due to statute expirations	(2.5)	(28.4)	(29.4)
Balance at the end of the year	$174.7	$147.0	$100.7
In 2022, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain higher transfer pricing risks for intangible assets. The reductions above primarily relate to statute expirations. The net increase of $27.7 million in uncertain tax positions resulted in an increase of $23.1 million to income tax expense and the remainder primarily in long term receivable. At December 31, 2022, tax, interest and

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
penalties of $173.2 million were classified as a non-current liability and $13.9 million was reflected as a reduction against deferred tax assets.
10. Debt
Long-term debt, net consisted of the following at December 31:

	2022	2021
	(In thousands)
U.S. dollar 3.73% senior notes due September 2024	$300,000	$300,000
U.S. dollar 3.91% senior notes due June 2025	50,000	50,000
U.S. dollar 3.96% senior notes due August 2025	100,000	100,000
U.S. dollar 4.18% senior notes due December 2025	275,000	275,000
U.S. dollar 3.83% senior notes due September 2026	100,000	100,000
U.S. dollar 4.32% senior notes due December 2027	250,000	250,000
U.S. dollar 4.37% senior notes due December 2028	50,000	50,000
U.S. dollar 3.98% senior notes due September 2029	100,000	100,000
U.S. dollar 4.45% senior notes due August 2035	50,000	50,000
British pound 2.59% senior note due November 2028	181,157	203,046
British pound 2.70% senior note due November 2031	90,579	101,510
Euro 1.34% senior notes due October 2026	320,808	341,284
Euro 1.71% senior notes due December 2027	80,205	85,323
Euro 1.53% senior notes due October 2028	213,894	227,541
Revolving credit facility borrowings	219,000	314,480
Other, principally foreign	11,759	1,976
Less: Debt issuance costs	(7,395)	(5,919)
Total debt, net	2,385,007	2,544,241
Less: Current portion, net	(226,079)	(315,093)
Total long-term debt, net	$2,158,928	$2,229,148
Maturities of long-term debt borrowings outstanding at December 31, 2022 were as follows: $300.0 million in 2024; $425.0 million in 2025; $420.8 million in 2026; $330.2 million in 2027; $445.1 million in 2027; and $240.6 million in 2028 and thereafter.
In the fourth quarter of 2021, the Company paid in full, at maturity, a 55 million Swiss franc ($59.7 million) in aggregate principal amount of 2.44% senior note.
In December 2018, the Company completed a private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors (the “2018 Private Placement”) utilizing two funding dates. The first funding occurred in December 2018 for $475 million and 75 million Euros ($80.2 million at December 31, 2022). The second funding was in January 2019 for $100 million. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios.
In September 2014, the Company issued $300 million in aggregate principal amount of 3.73% senior notes due September 2024, $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. In June 2015, the Company

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
issued $50 million in aggregate principal amount of 3.91% senior notes due June 2025. In August 2015, the Company issued $100 million in aggregate principal amount of 3.96% senior notes due August 2025 and $50 million in aggregate principal amount of 4.45% senior notes due August 2035.
In October 2016, the Company issued 300 million Euros ($320.8 million at December 31, 2022) in aggregate principal amount of 1.34% senior notes due October 2026 and 200 million Euros ($213.9 million at December 31, 2022) in aggregate principal amount of 1.53% senior notes due October 2028. In November 2016, the Company issued 150 million British pounds ($181.2 million at December 31, 2022) in aggregate principal amount of 2.59% senior notes due November 2028 and 75 million British pounds ($90.6 million at December 31, 2022) in aggregate principal amount of 2.70% senior notes due November 2031.
On May 12, 2022, the Company along with certain of its foreign subsidiaries amended its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing revolving credit facility to increase the size from $1.5 billion to $2.3 billion and terminates the $800 million term loan. The Credit Agreement consists of a five-year revolving credit facility with a final maturity date in May 2027. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $700 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The credit agreement places certain restrictions on allowable additional indebtedness. In November 2021, the Company further amended the Credit Agreement to address the cessation of LIBOR on certain currencies. At December 31, 2022, the Company had available borrowing capacity of $2,745.2 million under its revolving credit facility, including the $700 million accordion feature.
Interest rates on outstanding borrowings under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At December 31, 2022 and 2021 the Company had $219.0 million and $314.5 million of borrowings outstanding under the revolving credit facility, respectively. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2022 and 2021 was 3.57% and 1.34%, respectively. The Company had outstanding letters of credit primarily under the revolving credit facility totaling $35.8 million and $38.0 million at December 31, 2022 and 2021, respectively.
The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2022.
Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $64.1 million and $56.8 million at December 31, 2022 and 2021, respectively. At December 31, 2022, foreign subsidiaries had $11.8 million in debt borrowings outstanding, which was reported in short-term borrowings. At December 31, 2021, foreign subsidiaries had $2.0 million of debt borrowings outstanding.
The weighted average interest rate on total debt borrowings outstanding at December 31, 2022 and 2021 was 3.4% and 3.1%, respectively.

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
Total share-based compensation expense was as follows for the years ended December 31:

	2022	2021	2020
	(In thousands)
Stock option expense	$13,021	$12,733	$13,695
Restricted stock expense	20,115	21,393	17,997
PRSU expense	14,239	11,977	9,873
Total pre-tax expense	$47,375	$46,103	$41,565
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
Stock Options
The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2022	2021	2020
Expected volatility	24.5%	24.2%	22.2%
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate	2.33%	0.85%	0.52%
Expected dividend yield	0.65%	0.66%	1.14%
Black-Scholes-Merton fair value per stock option granted	$32.54	$25.63	$11.01
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
The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	3,352	$76.08
Granted	608	134.69
Exercised	(788)	63.75
Forfeited	(107)	108.79
Expired	(5)	101.38
Outstanding at the end of the year	3,060	$79.46	6.5	$153.0
Exercisable at the end of the year	1,944	$75.00	5.4	$125.8
The aggregate intrinsic value of stock options exercised during 2022, 2021 and 2020 was $50.3 million, $59.1 million and $63.7 million, respectively. The total fair value of stock options vested during 2022, 2021 and 2020 was $11.4 million, $13.7 million and $12.9 million, respectively.
The following is a summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested stock options outstanding at the beginning of the year	1,292	$18.41
Granted	608	32.54
Vested	(677)	16.78
Forfeited	(107)	23.86
Non-vested stock options outstanding at the end of the year	1,116	$26.57
As of December 31, 2022, there was approximately $18 million of expected future pre-tax compensation expense related to the 1.1 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the Company’s non-vested restricted stock activity and related information for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at the beginning of the year	413	$96.07
Granted	184	134.52
Vested	(195)	90.78
Forfeited	(46)	109.08
Non-vested restricted stock outstanding at the end of the year	356	$117.18
The total fair value of restricted stock vested during 2022, 2021 and 2020 was $17.7 million, $28.6 million and $14.4 million, respectively. The weighted average fair value of restricted stock granted per share during 2022 and 2021 was $134.52 and $122.60, respectively. As of December 31, 2022, there was approximately $27 million of expected future pre-tax compensation expense related to the 0.4 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than two years.
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
The following is a summary of the Company’s non-vested performance restricted stock activity and related information for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at the beginning of the year	289	$85.29
Granted	87	134.69
Performance assumption change [1]	66	81.76
Vested	(161)	81.76
Forfeited	(6)	98.07
Non-vested performance restricted stock outstanding at the end of the year	275	$101.98
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2022, there was approximately $4 million of expected future pre-tax compensation expense related to the 0.3 million non-vested performance restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
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
The Company maintains contributory and non-contributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $7 million to $11 million to its worldwide defined benefit pension plans in 2023.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:
U.S. Defined Benefit Pension Plans:

	2022	2021
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$504,773	$532,357
Service cost	2,067	2,767
Interest cost	14,889	14,074
Actuarial (gains) losses	(106,159)	(12,593)
Gross benefits paid	(32,090)	(31,832)
Acquisition	(337)	—
Net projected benefit obligation at the end of the year	$383,143	$504,773
Change in plan assets:
Fair value of plan assets at the beginning of the year	$701,627	$662,298
Actual return on plan assets	(101,381)	70,540
Employer contributions	1,230	621
Gross benefits paid	(32,090)	(31,832)
Acquisition	(337)	—
Fair value of plan assets at the end of the year	$569,049	$701,627

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Foreign Defined Benefit Pension Plans:

	2022	2021
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$332,422	$351,584
Service cost	2,852	4,218
Interest cost	5,235	4,458
Foreign currency translation adjustments	(31,367)	(6,580)
Employee contributions	—	76
Actuarial (gains) losses	(100,201)	(10,199)
Expenses paid from assets	(686)	(1,121)
Gross benefits paid	(9,409)	(10,426)
Settlements	(102)	—
Curtailments	—	412
Net projected benefit obligation at the end of the year	$198,744	$332,422
Change in plan assets:
Fair value of plan assets at the beginning of the year	$266,288	$250,735
Actual return on plan assets	(77,643)	20,184
Employer contributions	7,729	9,656
Employee contributions	—	76
Foreign currency translation adjustments	(26,585)	(2,816)
Expenses paid from assets	(686)	(1,121)
Settlements	(102)	—
Gross benefits paid	(9,409)	(10,426)
Fair value of plan assets at the end of the year	$159,592	$266,288
The projected benefit obligation assumptions impacting net actuarial losses (gains) primarily consist of changes in discount and mortality rates. A significant component of the actuarial gains in 2022 for both the U.S. and Foreign Defined Benefit Plans was the increase in discount rates.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The accumulated benefit obligation consisted of the following at December 31:
U.S. Defined Benefit Pension Plans:

	2022	2021
	(In thousands)
Funded plans	$374,979	$492,957
Unfunded plans	2,869	3,913
Total	$377,848	$496,870
Foreign Defined Benefit Pension Plans:

	2022	2021
	(In thousands)
Funded plans	$167,495	$284,013
Unfunded plans	30,924	47,761
Total	$198,419	$331,774
Weighted average assumptions used to determine benefit obligations at December 31:

	2022	2021
U.S. Defined Benefit Pension Plans:
Discount rate	5.65%	3.02%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	4.73%	1.78%
Rate of compensation increase (where applicable)	2.50%	2.50%
The following is a summary of the fair value of plan assets for U.S. plans at December 31:

	2022			2021
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Corporate debt instruments	$6,192	$—	$6,192	$4,053	$—	$4,053
Corporate debt instruments – Preferred	13,425	—	13,425	11,265	—	11,265
Corporate stocks – Common	53,629	53,629	—	67,975	67,975	—
Municipal bonds	711	—	711	676	—	676
Registered investment companies	155,541	155,541	—	150,535	150,535	—
U.S. Government securities	1,253	—	1,253	663	—	663
Total investments	230,751	209,170	21,581	235,167	218,510	16,657
Investments measured at net asset value	338,298	—	—	466,460	—	—
Total investments	$569,049	$209,170	$21,581	$701,627	$218,510	$16,657
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Fixed income securities categorized as level 2 are valued by the trustee using pricing models that use verifiable observable market data, bids provided by brokers or dealers or quoted prices of securities with similar characteristics.
The expected long-term rate of return on these plan assets was 6.75% in 2022 and 6.75% in 2021. Equity securities included 352,601 shares of AMETEK, Inc. common stock with a market value of $49.3 million (8.7% of total plan investment assets) at December 31, 2022 and 384,788 shares of AMETEK, Inc. common stock with a market value of $56.6 million (8.1% of total plan investment assets) at December 31, 2021.
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
The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31:

	2022		2021
Asset Class	Total	Level 3	Total	Level 3
	(In thousands)
Life insurance	$13,043	$13,043	$18,806	$18,806
Total investments	13,043	13,043	18,806	18,806
Investments measured at net asset value	146,549	—	247,482	—
Total investments	$159,592	$13,043	$266,288	$18,806
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2020	$20,908
Actual return on assets:
Unrealized losses relating to instruments still held at the end of the year	$(2,102)
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2021	$18,806
Actual return on assets:
Unrealized gains (losses) relating to instruments still held at the end of the year	$(5,763)
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2022	$13,043
The objective of the Company’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, mutual fund investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform mutual fund investments over the long term. However, the trustees recognize the fact that mutual fund investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed, from time to time, in view of changes in market conditions and in the plans’ liability profile. The target allocations for the foreign defined benefit plans are approximately 23% equity securities, 21% fixed income securities, 51% multi-asset funds and 5% other securities, insurance or cash.
The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. Therefore, the assumed rate of return for U.S. plans is 7.59% and 6.41% for foreign plans in 2023.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:
U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2022	2021	2022	2021
	(In thousands)
Benefit obligation	$4,043	$6,234	$4,043	$6,234
Fair value of plan assets	707	1,239	707	1,239
Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2022	2021	2022	2021
	(In thousands)
Benefit obligation	$162,105	$272,245	$161,780	$271,596
Fair value of plan assets	120,056	200,862	120,056	200,862
The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2022	2021
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$728,641	$967,915
Projected benefit obligation	(581,887)	(837,195)
Funded status at the end of the year	$146,754	$130,720
Amounts recognized in the consolidated balance sheet consisted of:
Non-current asset for pension benefits (other assets)	$192,140	$207,099
Current liabilities for pension benefits	(2,700)	(2,133)
Non-current liability for pension benefits	(42,686)	(74,246)
Net amount recognized at the end of the year	$146,754	$130,720
The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2022	2021
	(In thousands)
Net actuarial loss	$205,193	$193,220
Prior service costs	1,625	1,855
Transition asset	3	4
Total recognized	$206,821	$195,079

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31:

	2022	2021	2020
	(In thousands)
Defined benefit plans:
Service cost	$4,919	$6,985	$7,261
Interest cost	20,124	18,532	22,611
Expected return on plan assets	(60,104)	(56,752)	(54,629)
Curtailment	—	3,151	—
Settlement	(58)	—	—
Amortization of:
Net actuarial loss	8,531	16,353	15,479
Prior service costs	100	456	486
Transition asset	1	1	1
Total net periodic benefit income	(26,487)	(11,274)	(8,791)

Other plans:
Defined contribution plans	39,326	31,149	30,829
Foreign plans and other	8,373	8,454	7,902
Total other plans	47,699	39,603	38,731
Total net pension expense	$21,212	$28,329	$29,940
The total net periodic benefit expense (income) is included in Cost of sales, General and administrative expense and Other income and expense in the consolidated statement of income.
The following weighted average assumptions were used to determine the above net periodic pension benefit income for the years ended December 31:

	2022	2021	2020
U.S. Defined Benefit Pension Plans:
Discount rate	3.02%	2.69%	3.45%
Expected return on plan assets	6.75%	6.75%	7.00%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	1.78%	1.27%	1.83%
Expected return on plan assets	5.85%	5.47%	5.97%
Rate of compensation increase (where applicable)	2.50%	2.50%	2.50%
Estimated Future Benefit Payments
The estimated future benefit payments for U.S. and foreign plans are as follows: 2023 – $42.7 million; 2024 – $43.3 million; 2025 – $42.9 million; 2026 – $42.8 million; 2027 – $42.4 million; 2028 to 2032 - $208.3 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.
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
The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, (a) an interest-bearing account, benefits from which are payable out of the general assets of the Company, or (b) the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount deferred under the plan, including income earned, was $31.8 million and $28.4 million at December 31, 2022 and 2021, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2022, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned”sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully accrued. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at December 31, 2022 and 2021 were $41.0 million and $37.2 million, respectively, for both non-owned and owned sites. In 2022, the Company recorded $12.0 million in reserves. Additionally, in 2022 the Company spent $8.2 million on environmental matters.
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
14. Leases and Other Commitments
Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Our leases have initial lease terms ranging from 1 month to 15 years.
The components of lease expense were as follows:

	2022	2021	2020
	(In thousands)
Operating lease cost	$59,296	$61,680	$44,498
Variable lease cost	11,096	7,724	4,526
Total lease cost	$70,392	$69,404	$49,024
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021
	(In thousands)
Right of use assets, net	$170,295	$169,924
Lease liabilities included in Accrued liabilities and other	46,366	47,353
Lease liabilities included in Other long-term liabilities	129,227	129,101
Total lease liabilities	$175,593	$176,454

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Supplemental cash flow information and other information related to leases was as follows for the year ended December 31:

	2022	2021
	(In thousands)
Cash used in operations for operating leases	$54,724	$55,657
Right-of-use assets obtained in exchange for new operating liabilities	$59,802	$64,653
Weighted-average remaining lease terms – operating leases (years)	5.07	5.36
Weighted-average discount rate – operating leases	3.32%	2.91%
Maturities of lease liabilities as of December 31, 2022 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
2023	$51,740
2024	41,047
2025	31,338
2026	23,770
2027	15,467
Thereafter	29,523
Total lease payments	192,885
Less: imputed interest	17,292
$175,593
The Company does not have any significant leases that have not yet commenced.
Other Commitments
As of December 31, 2022, and 2021, the Company had $1,119.7 million and $890.9 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.
The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts outstanding at any particular point in time. At December 31, 2022, the maximum amount of future payment obligations relative to these various guarantees was $128.0 million and the outstanding liability under certain of those guarantees was $12.4 million.
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
EIG manufactures advanced instruments for the process, power and industrial, and aerospace markets. It provides process and analytical instruments for the oil and gas, petrochemical, pharmaceutical, semiconductor, automation, and food and beverage industries. EIG also provides instruments to the laboratory equipment, ultra-

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
precision manufacturing, medical, and test and measurement markets. It makes power quality monitoring and metering devices, uninterruptible power supplies, programmable power equipment, electromagnetic compatibility test equipment and gas turbines sensors. EIG also provides dashboard instruments for heavy trucks and other vehicles, as well as instrumentation and controls for the food and beverage industries. It supplies the aerospace industry with aircraft and engine sensors, monitoring systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.
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
Measurement of Segment Results
Segment operating income represents net sales less all direct costs and expenses (including certain administrative and other expenses) applicable to each segment but does not include interest expense. Net sales by segment are reported after elimination of intra- and inter-segment sales and profits, which are insignificant in amount. Reported segment assets include allocations directly related to the segment’s operations. Corporate assets consist primarily of investments, pensions, insurance deposits and deferred taxes.
Reportable Segment Financial Information

	2022	2021	2020
	(In thousands)
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$1,089,729	$958,183	$770,620
Electromechanical	503,593	437,378	324,962
Total segment operating income	1,593,322	1,395,561	1,095,582
Corporate administrative expenses	(92,630)	(86,891)	(67,698)
Consolidated operating income	1,500,692	1,308,670	1,027,884
Interest and other income (expenses), net	(72,000)	(85,500)	54,425
Consolidated income before income taxes	$1,428,692	$1,223,170	$1,082,309

Assets:
Electronic Instruments	$9,430,797	$8,672,711
Electromechanical	2,617,685	2,638,773
Total segment assets	12,048,482	11,311,484
Corporate	382,638	586,703
Consolidated assets	$12,431,120	$11,898,187

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2022	2021	2020
	(In thousands)
Additions to property, plant and equipment(1):
Electronic Instruments	$93,505	$168,267	$48,638
Electromechanical	38,186	34,586	26,381
Total segment additions to property, plant and equipment	131,691	202,853	75,019
Corporate	19,757	10,417	1,007
Consolidated additions to property, plant and equipment	$151,448	$213,270	$76,026

Depreciation and amortization:
Electronic Instruments	$238,436	$210,118	$174,494
Electromechanical	77,896	79,497	78,297
Total segment depreciation and amortization	316,332	289,615	252,791
Corporate	3,095	2,497	2,484
Consolidated depreciation and amortization	$319,427	$292,112	$255,275
___________________
(1)Includes $12.4 million in 2022, $102.6 million in 2021 and $1.8 million in 2020 from acquired businesses.
Geographic Areas
Information about the Company’s operations in different geographic areas for the years ended December 31, 2022 and 2021 is shown below.

	2022	2021
	(In thousands)
Long-lived assets from continuing operations (excluding intangible assets):
United States	$412,577	$416,323
International(1):
United Kingdom	71,462	74,525
European Union countries	89,993	87,117
Asia	11,479	11,971
Other foreign countries	50,130	27,202
Total international	223,064	200,815
Total consolidated	$635,641	$617,138
_________________
(1)Represents long-lived assets of foreign-based operations only.
16. Additional Consolidated Income Statement and Cash Flow Information
Included in other income (expense), net are interest and other investment income of $1.0 million, $2.0 million and $2.7 million for 2022, 2021 and 2020, respectively. Income taxes paid in 2022, 2021 and 2020 were $299.3 million, $245.5 million and $210.4 million, respectively. Cash paid for interest was $80.2 million, $78.7 million and $86.2 million in 2022, 2021 and 2020, respectively.
17. Stockholders’ Equity
In 2021, the Company repurchased approximately 113,000 shares of its common stock for $14.7 million in cash under its share repurchase authorization. On May 5, 2022, the Company's Board of Directors approved a

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$1 billion authorization of its common stock, which replaced the previous $500 million authorization announced in February 2019. In 2022, the Company repurchased approximately 2.7 million shares of its common stock for $332.8 million in cash under its share repurchase authorization. At December 31, 2022, $823.9 million was available under the Company’s Board of Directors authorization for future share repurchases.
Effective February 9, 2022, the Company’s Board of Directors approved a 10% increase in the quarterly cash dividend on the Company’s common stock to $0.22 per common share from $0.20 per common share.
At December 31, 2022, the Company held 38.5 million shares in its treasury at a cost of $1,903.0 million, compared with 36.1 million shares at a cost of $1,573.0 million at December 31, 2021. The number of shares outstanding at December 31, 2022 was 230.1 million shares, compared with 231.7 million shares at December 31, 2021.
Subsequent Event
Effective February 9, 2023, the Company’s Board of Directors approved a 14% increase in the quarterly cash dividend on the Company’s common stock to $0.25 per common share from $0.22 per common share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2022. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B.    Other Information
None

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
a)Directors of the Registrant.
Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
b)Executive Officers of the Registrant.
Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
c)Identification of the Audit Committee.
Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
d)Audit Committee Financial Experts.
Information concerning the audit committee financial experts of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
e)Corporate Governance/Nominating Committee.
Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Information about the 2024 Annual Meeting” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
f)Code of Ethics for Chief Executive Officer and Senior Financial Officers.
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
Item 11.    Executive Compensation
Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Compensation Committee Report,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2023 Annual Meeting of Stockholders is incorporated herein by reference.

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
Exhibit 10.1 to Form 8-K dated April 29, 2021, SEC File No. 1-12981

10.19	Amendment No. 2 to Amended and Restated Credit Agreement, dated November 18, 2021.	Exhibit 10.19 to Form 10-K dated February 22, 2022, SEC File No. 1-12981

10.24	AMETEK, Inc. Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 8-K dated October 2, 2014, SEC File No. 1-12981.

10.25	Amendment No. 1 to Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.26	AMETEK, Inc. Note Purchase Agreement, as of October 31, 2016.	Exhibit 10.1 to Form 8-K dated November 2, 2016, SEC File No. 1-12981.

10.27	AMETEK, Inc. 2018 Note Purchase Agreement, dated as of December 13, 2018.	Exhibit 10.1 to Form 8-K dated December 13, 2018, SEC File No. 1-12981.

10.28	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award for Chief Executive Officer	Exhibit 10.1 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.29	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award	Exhibit 10.2 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.30	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Chief Executive Officer	Exhibit 10.3 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.31	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Non-Employee Directors	Exhibit 10.4 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.32	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award	Exhibit 10.5 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.33	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award for Chief Executive Officer	Exhibit 10.6 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.34	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award	Exhibit 10.7 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.35*	Amendment No. 1 to AMETEK Inc. 2020 Omnibus Incentive Compensation Plan

21*	Subsidiaries of the Registrant.

Exhibit Number	Description	Incorporated Herein by Reference to
23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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
Date : February 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. ZAPICO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 21, 2023
David A. Zapico

/s/ WILLIAM J. BURKE	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	February 21, 2023
William J. Burke

/s/ THOMAS M. MONTGOMERY	Senior Vice President – Comptroller (Principal Accounting Officer)	February 21, 2023
Thomas M. Montgomery

/s/ THOMAS A. AMATO	Director	February 21, 2023
Thomas A. Amato

/s/ TOD E. CARPENTER	Director	February 21, 2023
Tod E. Carpenter

/s/ ANTHONY J. CONTI	Director	February 21, 2023
Anthony J. Conti

/s/ STEVEN W. KOHLHAGEN	Director	February 21, 2023
Steven W. Kohlhagen

/s/ GRETCHEN W. MCCLAIN	Director	February 21, 2023
Gretchen W. McClain

/s/ KARLEEN M. OBERTON	Director	February 21, 2023
Karleen M. Oberton

/s/ DEAN SEAVERS	Director	February 21, 2023
Dean Seavers

/s/ SUZANNE L. STEFANY	Director	February 21, 2023
Suzanne L. Stefany