Form 10-Q
period 2023-03-31
AMETEK INC/
filed 2023-05-02
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 28, 2023 was 230,475,184 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$1,597,117	$1,458,525
Cost of sales	1,022,525	948,833
Selling, general and administrative	169,051	156,452
Total operating expenses	1,191,576	1,105,285
Operating income	405,541	353,240
Interest expense	(20,569)	(19,570)
Other (expense) income, net	(5,373)	2,552
Income before income taxes	379,599	336,222
Provision for income taxes	73,887	63,775
Net income	$305,712	$272,447
Basic earnings per share	$1.33	$1.18
Diluted earnings per share	$1.32	$1.17
Weighted average common shares outstanding:
Basic shares	230,126	231,481
Diluted shares	231,229	233,065
Dividends declared and paid per share	$0.25	$0.22
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Total comprehensive income	$332,211	$257,301
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$399,873	$345,386
Receivables, net	901,506	919,335
Inventories, net	1,117,051	1,044,284
Other current assets	247,512	219,053
Total current assets	2,665,942	2,528,058
Property, plant and equipment, net	637,672	635,641
Right of use assets, net	166,985	170,295
Goodwill	5,430,493	5,372,562
Other intangibles, net	3,321,124	3,342,085
Investments and other assets	393,806	382,479
Total assets	$12,616,022	$12,431,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$70,017	$226,079
Accounts payable	526,063	497,134
Customer advanced payments	377,856	357,674
Income taxes payable	107,134	48,171
Accrued liabilities and other	371,597	435,144
Total current liabilities	1,452,667	1,564,202
Long-term debt, net	2,175,880	2,158,928
Deferred income taxes	670,256	694,267
Other long-term liabilities	560,094	537,211
Total liabilities	4,858,897	4,954,608
Stockholders’ equity:
Common stock	2,704	2,700
Capital in excess of par value	1,092,362	1,094,236
Retained earnings	9,105,705	8,857,485
Accumulated other comprehensive loss	(548,446)	(574,945)
Treasury stock	(1,895,200)	(1,902,964)
Total stockholders’ equity	7,757,125	7,476,512
Total liabilities and stockholders’ equity	$12,616,022	$12,431,120
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,700	$2,689
Shares issued	4	4
Balance at the end of the period	2,704	2,693
Capital in excess of par value
Balance at the beginning of the period	1,094,236	1,012,526
Issuance of common stock under employee stock plans	(12,153)	(3,664)
Share-based compensation expense	10,279	9,571
Balance at the end of the period	1,092,362	1,018,433
Retained earnings
Balance at the beginning of the period	8,857,485	7,900,113
Net income	305,712	272,447
Cash dividends paid	(57,492)	(50,778)
Other	—	(1)
Balance at the end of the period	9,105,705	8,121,781
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(368,124)	(275,365)
Translation adjustments	32,820	(27,185)
Change in long-term intercompany notes	3,771	(6,867)
Net investment hedge instruments gain (loss), net of tax of $3,805 and $(5,831) for the quarter ended March 31, 2023 and 2022, respectively	(11,684)	17,906
Balance at the end of the period	(343,217)	(291,511)
Defined benefit pension plans:
Balance at the beginning of the period	(206,821)	(195,079)
Amortization of net actuarial loss and other, net of tax of $(518) and $(326) for the quarter ended March 31, 2023 and 2022, respectively	1,592	1,000
Balance at the end of the period	(205,229)	(194,079)
Accumulated other comprehensive loss at the end of the period	(548,446)	(485,590)
Treasury stock
Balance at the beginning of the period	(1,902,964)	(1,573,000)
Issuance of common stock under employee stock plans	14,266	4,095
Purchase of treasury stock	(6,502)	(156,724)
Balance at the end of the period	(1,895,200)	(1,725,629)
Total stockholders’ equity	$7,757,125	$6,931,688
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Cash provided by (used for):
Operating activities:
Net income	$305,712	$272,447
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	82,379	78,121
Deferred income taxes	(17,587)	(497)
Share-based compensation expense	10,279	9,571
Gain on sale of facilities	—	(7,054)
Net change in assets and liabilities, net of acquisitions	4,883	(138,897)
Pension contributions	(1,415)	(2,137)
Other, net	2,285	(10,213)
Total operating activities	386,536	201,341
Investing activities:
Additions to property, plant and equipment	(20,006)	(26,389)
Purchases of businesses, net of cash acquired	(99,266)	—
Proceeds from sale of facilities	—	11,754
Other, net	(2,888)	(246)
Total investing activities	(122,160)	(14,881)
Financing activities:
Net change in short-term borrowings	(155,505)	19,977
Repurchases of common stock	(6,502)	(156,724)
Cash dividends paid	(57,492)	(50,778)
Proceeds from stock option exercises	10,419	8,262
Other, net	(5,886)	(8,180)
Total financing activities	(214,966)	(187,443)
Effect of exchange rate changes on cash and cash equivalents	5,077	(5,485)
Decrease in cash and cash equivalents	54,487	(6,468)
Cash and cash equivalents:
Beginning of period	345,386	346,772
End of period	$399,873	$340,304
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2023, the consolidated results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission.
2.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2023	2022
	(In thousands)
Contract assets—January 1	$119,741	$95,274
Contract assets – March 31	127,412	102,703
Change in contract assets – increase (decrease)	7,671	7,429
Contract liabilities – January 1	398,692	328,816
Contract liabilities – March 31	432,695	351,053
Change in contract liabilities – (increase) decrease	(34,003)	(22,237)
Net change	$(26,332)	$(14,808)
The net change for the three months ended March 31, 2023 was primarily driven by contract liabilities, specifically growth in advance payments from customers. For the three months ended March 31, 2023 and 2022, the Company recognized revenue of $199.3 million and $181.6 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At March 31, 2023 and December 31, 2022, $54.8 million and $41.0 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations not expected to be completed within one year as of March 31, 2023 and December 31, 2022 were $570.4 million and $526.0 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three months ended March 31:

	Three months ended March 31, 2023
	EIG	EMG	Total
	(In thousands)
United States	$561,896	$247,119	$809,015
International(1):
United Kingdom	28,038	31,062	59,100
European Union countries	135,658	116,807	252,465
Asia	283,892	50,905	334,797
Other foreign countries	107,763	33,977	141,740
Total international	555,351	232,751	788,102
Consolidated net sales	$1,117,247	$479,870	$1,597,117
________________
(1)    Includes U.S. export sales of $434.2 million for the three months ended March 31, 2023.

	Three months ended March 31, 2022
	EIG	EMG	Total
	(In thousands)
United States	$483,626	$230,641	$714,267
International(1):
United Kingdom	27,955	28,757	56,712
European Union countries	120,714	114,149	234,863
Asia	256,420	63,406	319,826
Other foreign countries	99,044	33,813	132,857
Total international	504,133	240,125	744,258
Consolidated net sales	$987,759	$470,766	$1,458,525
______________
(1)    Includes U.S. export sales of $409.2 million for the three months ended March 31, 2022.

Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended March 31, 2023
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$794,433	$—	$794,433
Aerospace and power	322,814	143,050	465,864
Automation and engineered solutions	—	336,820	336,820
Consolidated net sales	$1,117,247	$479,870	$1,597,117

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

	Three months ended March 31, 2022
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$692,692	$—	$692,692
Aerospace and power	295,067	126,742	421,809
Automation and engineered solutions	—	344,024	344,024
Consolidated net sales	$987,759	$470,766	$1,458,525
Timing of Revenue Recognition

	Three months ended March 31, 2023
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$935,308	$413,601	$1,348,909
Products and services transferred over time	181,939	66,269	248,208
Consolidated net sales	$1,117,247	$479,870	$1,597,117

	Three months ended March 31, 2022
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$812,948	$412,654	$1,225,602
Products and services transferred over time	174,811	58,112	232,923
Consolidated net sales	$987,759	$470,766	$1,458,525

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
Changes in the accrued product warranty obligation were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Balance at the beginning of the period	$26,487	$27,478
Accruals for warranties issued during the period	3,411	2,753
Settlements made during the period	(3,224)	(3,023)
Warranty accruals related to acquired businesses and other during the period	133	(166)
Balance at the end of the period	$26,807	$27,042
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)
At March 31, 2023, the Company had $901.5 million of accounts receivable, net of allowances of $13.3 million. Changes in the allowance were not material for the three months ended March 31, 2023.
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

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Weighted average shares:
Basic shares	230,126	231,481
Equity-based compensation plans	1,103	1,584
Diluted shares	231,229	233,065
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$10,374	$10,374	$—	$—
Foreign currency forward contracts	16	—	16	—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$9,856	$9,856	$—	$—
Foreign currency forward contracts	3,032	—	3,032	—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the three months ended March 31, 2023 and 2022, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2023 and 2022.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)
Foreign Currency
At March 31, 2023, the Company had a Euro forward contract for a total notional value of 40.0 million Euros and a Canadian dollar forward contract for a notional value of 46.2 million Canadian dollars. Foreign currency forward contracts are valued as level 2 assets as they are corroborated by foreign currency exchange rates and shown as a component of other current assets on the consolidated balance sheet. For the three months ended March 31, 2023, realized and unrealized gains and losses on the foreign currency forward contracts were not significant.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at March 31, 2023 and December 31, 2022 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(2,178,443)	$(2,049,278)	$(2,161,643)	$(2,010,867)
The fair value of net short-term borrowings approximates the carrying value. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.
5.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2023, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At March 31, 2023, the Company had $253.5 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2023, the Company had $581.7 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $15.5 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2023.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)
6.    Inventories, net

	March 31, 2023	December 31, 2022
	(In thousands)
Finished goods and parts	$139,371	$130,989
Work in process	154,540	138,043
Raw materials and purchased parts	823,140	775,252
Total inventories, net	$1,117,051	$1,044,284
7.    Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the three months ended March 31, 2023 and 2022. The Company's leases have a weighted average remaining lease term of approximately 5 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating lease cost	$14,677	$15,378
Variable lease cost	3,230	2,253
Total lease cost	$17,907	$17,631
Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Right of use assets, net	$166,985	$170,295
Lease liabilities included in Accrued Liabilities and other	46,462	46,366
Lease liabilities included in Other long-term liabilities	124,975	129,227
Total lease liabilities	$171,437	$175,593

Maturities of lease liabilities as of March 31, 2023 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2023	$39,476
2024	42,905
2025	33,100
2026	24,968
2027	16,434
Thereafter	29,942
Total lease payments	186,825
Less: imputed interest	15,388
$171,437
The Company does not have any significant leases that have not yet commenced.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)
8.    Acquisitions
Acquisitions
The Company spent $99.3 million in cash, net of cash acquired, to acquire Bison Gear & Engineering Corp. ("Bison") in March 2023. Bison is a leading manufacturer of highly engineered motion control solutions serving diverse markets and applications. Bison is part of EMG.

The following table represents the allocation of the purchase price for the net assets of the Bison acquisition based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$11.2
Goodwill	22.4
Other intangible assets	52.8
Net working capital and other(1)	12.9
Total cash paid	$99.3
________________
(1)Includes $9.8 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the Bison acquisition. Bison's engineering expertise and broad product portfolio complement the Company's existing motion control and automation solutions business. The Company expects approximately $22.4 million of the goodwill relating to the Bison acquisition will be tax deductible in future years.
At March 31, 2023, the purchase price allocated to other intangible assets of $52.8 million consists of $8.8 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $44.0 million of other intangible assets consists of $33.0 million of customer relationships, which are being amortized over a period of 17 years, and $11.0 million of purchased technology, which is being amortized over a period of 17 years. Amortization expense for each of the next five years for the 2023 acquisition is expected to approximate $3 million per year.
The Company finalized its measurements of certain tangible and intangible assets and liabilities for its September 2022 acquisition of Navitar, Inc., which had no material impact to the consolidated statement of income and balance sheet. The Company has substantially completed its purchase accounting, however it is in the process of finalizing the measurement of certain intangible and tangible assets and liabilities, as well as accounting for income taxes, for its October 2022 acquisition of RTDS Technologies.
The Bison acquisition had an immaterial impact on reported net sales, net income, and diluted earnings per share for the three months ended March 31, 2023. Had the acquisition been made at the beginning of 2023 or 2022, pro forma net sales, net income, and diluted earnings per share for the three months ended March 31, 2023 and 2022, would not have been materially different than the amounts reported.
9.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2022	$4,236.1	$1,136.5	$5,372.6
Goodwill acquired from 2023 acquisitions	—	22.4	22.4
Purchase price allocation adjustments and other	22.9	—	22.9
Foreign currency translation adjustments	6.3	6.3	12.6
Balance at March 31, 2023	$4,265.3	$1,165.2	$5,430.5

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)

10.    Income Taxes
At March 31, 2023, the Company had gross uncertain tax benefits of $183.1 million, of which $134.7 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2022	$174.7
Additions for tax positions	8.4
Reductions for tax positions	—
Balance at March 31, 2023	$183.1
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2023 and 2022 were not significant.
The effective tax rate for the three months ended March 31, 2023 was 19.5%, compared with 19.0% for the three months ended March 31, 2022. The higher effective tax rate in 2023 is primarily due to an increase in the foreign rate differential which reflects a greater proportion of earnings in higher tax jurisdictions.

11.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Stock option expense	$3,584	$3,440
Restricted stock expense	5,040	4,778
Performance restricted stock unit expense	1,655	1,353
Total pre-tax expense	$10,279	$9,571
Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Expected volatility	26.0%	24.5%
Expected term (years)	5.0	5.0
Risk-free interest rate	3.54%	2.33%
Expected dividend yield	0.72%	0.65%
Black-Scholes-Merton fair value per stock option granted	$38.11	$32.54

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2022	3,060	$79.46
Granted	453	138.46
Exercised	(188)	63.07
Forfeited	(25)	117.84
Outstanding at March 31, 2023	3,300	$97.70	7.0	$157.2
Exercisable at March 31, 2023	2,336	$82.51	6.0	$146.7
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 was $15.1 million. The total fair value of stock options vested during the three months ended March 31, 2023 was $12.6 million. As of March 31, 2023, there was approximately $29.5 million of expected future pre-tax compensation expense related to the 1.0 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2022	356	$117.18
Granted	152	138.48
Vested	(154)	103.97
Forfeited	(10)	120.35
Non-vested restricted stock outstanding at March 31, 2023	344	$132.42
The total fair value of restricted stock vested during the three months ended March 31, 2023 was $16.0 million. As of March 31, 2023, there was approximately $40.6 million of expected future pre-tax compensation expense related to the 0.3

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)
million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
Performance Restricted Stock Units
In March 2023, the Company granted performance restricted stock units ("PRSU") to officers and certain key management-level employees. The PRSUs vest over a period up to three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1 of the year of grant to December 31 of the third year. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results, which represents a performance condition. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the probable number of awards to vest at each reporting date.
The other half of the PRSUs were valued using a Monte Carlo model as the performance target is related to the Company’s total shareholder return compared to a group of peer companies, which represents a market condition. The Company recognizes the grant date fair value of these awards as compensation expense ratably over the vesting period.

The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2022	275	$101.98
Granted	79	138.46
Performance assumption change [1]	48	63.37
Vested	(161)	63.37
Forfeited	—	—
Non-vested performance restricted stock outstanding at March 31, 2023	241	$131.90
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of March 31, 2023, there was approximately $15.2 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)
12.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Defined benefit plans:
Service cost	$740	$1,374
Interest cost	7,501	5,120
Expected return on plan assets	(12,996)	(15,268)
Amortization of net actuarial loss and other	2,821	2,174
Pension income	(1,934)	(6,600)
Other plans:
Defined contribution plans	13,516	13,261
Foreign plans and other	2,571	2,318
Total other plans	16,087	15,579
Total net pension expense	$14,153	$8,979
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the three months ended March 31, 2023 and 2022, contributions to the Company’s defined benefit pension plans were $1.4 million and $2.1 million, respectively. The Company’s current estimate of 2023 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2023
(Unaudited)
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2023, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at March 31, 2023 and December 31, 2022 were $41.1 million, for both non-owned and owned sites. For the three months ended March 31, 2023, the Company recorded $2.2 million in reserves. Additionally, the Company spent $2.2 million on environmental matters for the three months ended March 31, 2023.
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
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net sales:
Electronic Instruments	$1,117,247	$987,759
Electromechanical	479,870	470,766
Consolidated net sales	$1,597,117	$1,458,525
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$309,747	$244,774
Electromechanical	120,504	128,209
Total segment operating income	430,251	372,983
Corporate administrative expenses	(24,710)	(19,743)
Consolidated operating income	405,541	353,240
Interest expense	(20,569)	(19,570)
Other (expense) income, net	(5,373)	2,552
Consolidated income before income taxes	$379,599	$336,222

For the quarter ended March 31, 2023, the Company posted record backlog, operating income, operating margins, and operating cash flow, as well as strong orders, sales, net income, and diluted earnings per share. We achieved these results from organic sales growth in both EIG and EMG, contributions from the acquisitions of Navitar in September 2022 and RTDS in October 2022, as well as our Operational Excellence initiatives. During 2022 and into 2023, we continue to experience heightened levels of inflation in material costs, supply chain constraints, as well as continued uncertainty in the global economy. We expect material cost inflation to remain elevated throughout 2023, but anticipate pricing actions to mitigate this inflationary pressure. In response to supply chain pressures, we have taken actions to build inventory and seek alternative sources of supply to support sales and backlog growth. We continue to evaluate the extent to which these factors will impact our business, financial condition, and results of operations and will take additional actions as necessary throughout 2023 to mitigate this inflationary pressure. For 2023, our record backlog, the full year impact of the 2022 acquisitions, the 2023 acquisition of Bison Gear & Engineering Corp., and continued focus on and implementation of our Operational Excellence initiatives are expected to have a positive impact on the remainder of our 2023 results.
Results of operations for the first quarter of 2023 compared with the first quarter of 2022
Net sales for the first quarter of 2023 were $1,597.1 million, an increase of $138.6 million or 9.5%, compared with net sales of $1,458.5 million for the first quarter of 2022. The increase in net sales for the first quarter of 2023 was due to a 9% increase in organic sales and a 2% increase from acquisitions, partially offset by an unfavorable 2% effect of foreign currency translation.
Total international sales for the first quarter of 2023 were $788.1 million or 49.3% of net sales, an increase of $43.7 million or 5.9%, compared with international sales of $744.4 million or 51.0% of net sales for the first quarter of 2022. The increase in international sales was primarily driven by strong demand in Europe and Asia during the quarter as well as contributions from the 2022 acquisitions.
Orders for the first quarter of 2023 were $1,812.1 million, a increase of $109.3 million or 6.4%, compared with $1,702.8 million for the first quarter of 2022. The increase in orders for the first quarter of 2023 was due to a 1% increase in organic orders and a 5% increase from acquisitions. As a result, the Company's backlog of unfilled orders at March 31, 2023 was a record $3,433.6 million, an increase of $215.0 million or 6.7% compared with $3,218.6 million at December 31, 2022.
Segment operating income for the first quarter of 2023 was $430.3 million, an increase of $57.3 million or 15.4%, compared with segment operating income of $373.0 million for the first quarter of 2022. Segment operating margins, as a percentage of net sales, increased to 26.9% for the first quarter of 2023, compared with 25.6% for the first quarter of 2022.

Segment operating income and operating margins were positively impacted in 2023 by the increase in sales discussed above. In the first quarter of 2022, segment operating income included a $7.1 million gain on the sale of a facility which increased operating margins 50 basis points.
Cost of sales for the first quarter of 2023 was $1,022.5 million or 64.0% of net sales, an increase of $73.7 million or 7.8%, compared with $948.8 million or 65.1% of net sales for the first quarter of 2022. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for the first quarter of 2023 were $169.1 million or 10.6% of net sales, an increase of $12.6 million or 8.1%, compared with $156.5 million or 10.7% of net sales for the first quarter of 2022. The selling expenses increase is primarily due to the net sales increase discussed above. General and administrative expenses for the first quarter of 2023 were $24.7 million, compared with $19.7 million for the first quarter of 2022. The general and administrative expenses in the first quarter of 2023 include higher employee compensation expense compared to the first quarter of 2022.
Consolidated operating income was a record $405.5 million or a record 25.4% of net sales for the first quarter of 2023, an increase of $52.3 million or 14.8%, compared with $353.2 million or 24.2% of net sales for the first quarter of 2022.
Other expense, net was $5.4 million for the first quarter of 2023, compared with $2.6 million of other income, net for the first quarter of 2022, an increase of $7.9 million. The first quarter of 2023 includes lower pension income compared to the first quarter of 2022.
The effective tax rate for the first quarter of 2023 was 19.5%, compared with 19.0% for the first quarter of 2022. The higher effective tax rate in 2023 is primarily due to an increase in the foreign rate differential which reflects a greater proportion of earnings in higher tax jurisdictions.
Net income for the first quarter of 2023 was $305.7 million, an increase of $33.3 million or 12.2%, compared with $272.4 million for the first quarter of 2022.
Diluted earnings per share for the first quarter of 2023 were $1.32, an increase of $0.15 or 12.8%, compared with $1.17 per diluted share for the first quarter of 2022.
Segment Results
EIG’s net sales totaled $1,117.2 million for the first quarter of 2023, an increase of $129.4 million or 13.1%, compared with $987.8 million for the first quarter of 2022. The net sales increase was due to an 11% increase in organic sales and a 3% increase from acquisitions, partially offset by an unfavorable 1% effect of foreign currency translation.
EIG’s operating income was a record $309.7 million for the first quarter of 2023, an increase of $64.9 million or 26.5%, compared with $244.8 million for the first quarter of 2022. EIG’s operating margins were 27.7% of net sales for the first quarter of 2023, compared with 24.8% for the first quarter of 2022, due to continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $479.9 million for the first quarter of 2023, an increase of $9.1 million or 1.9%, compared with $470.8 million for the first quarter of 2022. The net sales increase was due to a 4% organic sales increase, partially offset by an unfavorable 2% effect of foreign currency translation.
EMG’s operating income was $120.5 million for the first quarter of 2023, a decrease of $7.7 million or 6.0%, compared with $128.2 million for the first quarter of 2022. EMG’s operating margins were 25.1% of net sales for the first quarter of 2023, compared with 27.2% for the first quarter of 2022. EMG's operating margins in the first quarter of 2023 were negatively impacted by the dilutive impact of the 2023 acquisition. In the first quarter of 2022, EMG operating income and margins included a $7.1 million gain on the sale of a facility, which increased EMG operating margins by 150 basis points. Excluding the dilutive impact of the 2023 acquisition and the gain on the sale of a facility, EMG margins increased 60 basis points compared with the first quarter of 2022.

Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled a record $386.5 million for the first three months of 2023, an increase of $185.2 million or 92.0%, compared with $201.3 million for the first three months of 2022. The increase in cash provided by operating activities for the first three months of 2023 was primarily due to improved working capital management and higher net income.
Free cash flow (cash flow provided by operating activities less capital expenditures) was a record $366.5 million for the first three months of 2023, compared with $175.0 million for the first three months of 2022. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $481.7 million for the first three months of 2023, compared with $433.6 million for the first three months of 2022. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $122.2 million for the first three months of 2023, compared with cash used by investing activities of $14.9 million for the first three months of 2022. For the first three months of 2023, the Company paid $99.3 million, net of cash acquired, to purchase Bison Gear & Engineering Corp. For the first three months of 2022, the Company received $11.8 million from the sale of a facility. Additions to property, plant and equipment totaled $20.0 million for the first three months of 2023, compared with $26.4 million for the first three months of 2022.
Cash used by financing activities totaled $215.0 million for the first three months of 2023, compared with cash used by financing activities of $187.4 million for the first three months of 2022. At March 31, 2023, total debt, net was $2,245.9 million, compared with $2,385.0 million at December 31, 2022. For the first three months of 2023, total borrowings decreased by $155.5 million compared with a $20.0 million increase for the first three months of 2022. At March 31, 2023, the Company had available borrowing capacity of $2,901.0 million under its revolving credit facility, including the $700 million accordion feature.
The debt-to-capital ratio was 22.5% at March 31, 2023, compared with 24.2% at December 31, 2022. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 19.2% at March 31, 2023, compared with 21.4% at December 31, 2022. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first three months of 2023 included cash dividends paid of $57.5 million, compared with $50.8 million for the first three months of 2022. Effective February 9, 2023, the Company’s Board of Directors approved a 14% increase in the quarterly cash dividend on the Company’s common stock to $0.25 per common share from $0.22 per common share. The Company repurchased $6.5 million of its common stock for the first three months of 2023, compared with $156.7 million for the first three months of 2022. Proceeds from stock option exercises were $10.4 million for the first three months of 2023, compared with $8.3 million for the first three months of 2022.
As a result of all of the Company’s cash flow activities for the first three months of 2023, cash and cash equivalents at March 31, 2023 totaled $399.9 million, compared with $345.4 million at December 31, 2022. At March 31, 2023, the Company had $377.1 million in cash outside the United States, compared with $334.1 million at December 31, 2022. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Critical Accounting Policies
The Company’s critical accounting policies are detailed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition of its Annual Report on Form 10-K for the year ended December 31, 2022. Primary disclosure of the Company’s significant accounting policies is also included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of its Annual Report on Form 10-K.

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
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2023. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 to January 31, 2023	60	$144.63	60	$823,894,358
February 1, 2023 to February 28, 2023	382	145.26	382	823,838,869
March 1, 2023 to March 31, 2023	46,573	138.23	46,573	817,400,913
Total	47,015	$138.30	47,015
________________
(1)    Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

(2)     Consists of the number of shares purchased pursuant to the Company’s Board of Directors $1 billion authorization for the repurchase of its common stock announced in May 2022. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

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
May 2, 2023