Form 10-Q
period 2023-09-30
AMETEK INC/
filed 2023-10-31
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 27, 2023 was 230,798,657 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$1,622,837	$1,551,786	$4,866,065	$4,524,863
Cost of sales	1,020,920	1,004,596	3,096,635	2,941,604
Selling, general and administrative	163,782	162,670	506,963	480,657
Total operating expenses	1,184,702	1,167,266	3,603,598	3,422,261
Operating income	438,135	384,520	1,262,467	1,102,602
Interest expense	(18,386)	(20,245)	(57,678)	(60,165)
Other (expense) income, net	(6,256)	3,227	(15,313)	7,752
Income before income taxes	413,493	367,502	1,189,476	1,050,189
Provision for income taxes	73,123	69,861	219,152	197,728
Net income	$340,370	$297,641	$970,324	$852,461
Basic earnings per share	$1.48	$1.30	$4.21	$3.70
Diluted earnings per share	$1.47	$1.29	$4.19	$3.68
Weighted average common shares outstanding:
Basic shares	230,691	229,500	230,431	230,360
Diluted shares	231,751	230,714	231,414	231,675
Dividends declared and paid per share	$0.25	$0.22	$0.75	$0.66
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total comprehensive income	$294,757	$215,568	$977,660	$694,902
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$841,901	$345,386
Receivables, net	936,803	919,335
Inventories, net	1,087,584	1,044,284
Other current assets	252,407	219,053
Total current assets	3,118,695	2,528,058
Property, plant and equipment, net	631,692	635,641
Right of use assets, net	165,450	170,295
Goodwill	5,479,025	5,372,562
Other intangibles, net	3,283,846	3,342,085
Investments and other assets	414,668	382,479
Total assets	$13,093,376	$12,431,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$304,480	$226,079
Accounts payable	486,581	497,134
Customer advanced payments	362,985	357,674
Income taxes payable	61,800	48,171
Accrued liabilities and other	457,874	435,144
Total current liabilities	1,673,720	1,564,202
Long-term debt, net	1,856,129	2,158,928
Deferred income taxes	629,590	694,267
Other long-term liabilities	591,428	537,211
Total liabilities	4,750,867	4,954,608
Stockholders’ equity:
Common stock	2,708	2,700
Capital in excess of par value	1,148,107	1,094,236
Retained earnings	9,655,114	8,857,485
Accumulated other comprehensive loss	(567,609)	(574,945)
Treasury stock	(1,895,811)	(1,902,964)
Total stockholders’ equity	8,342,509	7,476,512
Total liabilities and stockholders’ equity	$13,093,376	$12,431,120
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,707	$2,695	$2,700	$2,689
Shares issued	1	—	8	6
Balance at the end of the period	2,708	2,695	2,708	2,695
Capital in excess of par value
Balance at the beginning of the period	1,123,920	1,040,951	1,094,236	1,012,526
Issuance of common stock under employee stock plans	11,274	6,068	18,098	11,966
Share-based compensation expense	12,913	12,060	35,773	34,587
Balance at the end of the period	1,148,107	1,059,079	1,148,107	1,059,079
Retained earnings
Balance at the beginning of the period	9,372,368	8,353,735	8,857,485	7,900,113
Net income	340,370	297,641	970,324	852,461
Cash dividends paid	(57,622)	(50,438)	(172,693)	(151,635)
Other	(2)	—	(2)	(1)
Balance at the end of the period	9,655,114	8,600,938	9,655,114	8,600,938
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(318,359)	(352,851)	(368,124)	(275,365)
Translation adjustments	(62,092)	(110,524)	568	(225,100)
Change in long-term intercompany notes	(6,994)	(17,393)	(1,091)	(40,512)
Net investment hedge instruments gain (loss), net of tax of $(7,126) and $(14,604) for the quarter ended September 30, 2023 and 2022 and $(1,004) and $(34,212) for the nine months ended September 30, 2023 and 2022, respectively	21,881	44,844	3,083	105,053
Balance at the end of the period	(365,564)	(435,924)	(365,564)	(435,924)
Defined benefit pension plans:
Balance at the beginning of the period	(203,637)	(193,079)	(206,821)	(195,079)
Amortization of net actuarial loss and other, net of tax of $(518) and $(326) for the quarter ended September 30, 2023 and 2022 and $(1,554) and $(977) for the nine months ended September 30, 2023 and 2022, respectively	1,592	1,000	4,776	3,000
Balance at the end of the period	(202,045)	(192,079)	(202,045)	(192,079)
Accumulated other comprehensive loss at the end of the period	(567,609)	(628,003)	(567,609)	(628,003)
Treasury stock
Balance at the beginning of the period	(1,895,628)	(1,901,360)	(1,902,964)	(1,573,000)
Issuance of common stock under employee stock plans	(129)	(632)	13,731	2,387
Purchase of treasury stock	(54)	(45)	(6,578)	(331,424)
Balance at the end of the period	(1,895,811)	(1,902,037)	(1,895,811)	(1,902,037)
Total stockholders’ equity	$8,342,509	$7,132,672	$8,342,509	$7,132,672
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash provided by (used for):
Operating activities:
Net income	$970,324	$852,461
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	245,713	230,968
Deferred income taxes	(67,525)	(32,889)
Share-based compensation expense	35,773	34,587
Gain on sale of business/investment	—	(3,584)
Gain on sale of facilities	—	(7,054)
Net change in assets and liabilities, net of acquisitions	27,266	(299,311)
Pension contributions	(3,927)	(5,244)
Other, net	(12,985)	(5,576)
Total operating activities	1,194,639	764,358
Investing activities:
Additions to property, plant and equipment	(76,506)	(80,829)
Purchases of businesses, net of cash acquired	(246,656)	(190,321)
Proceeds from sale of business/investment	—	3,734
Proceeds from sale of facilities	—	11,754
Other, net	(3,149)	124
Total investing activities	(326,311)	(255,538)
Financing activities:
Net change in short-term borrowings	(220,555)	(26,315)
Repurchases of common stock	(6,578)	(331,424)
Cash dividends paid	(172,693)	(151,635)
Proceeds from stock option exercises	40,120	23,241
Other, net	(5,068)	(15,056)
Total financing activities	(364,774)	(501,189)
Effect of exchange rate changes on cash and cash equivalents	(7,039)	(44,459)
Increase in cash and cash equivalents	496,515	(36,828)
Cash and cash equivalents:
Beginning of period	345,386	346,772
End of period	$841,901	$309,944
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2023, the consolidated results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the U.S. Securities and Exchange Commission.
2.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2023	2022
	(In thousands)
Contract assets—January 1	$119,741	$95,274
Contract assets – September 30	139,771	111,687
Change in contract assets – increase (decrease)	20,030	16,413
Contract liabilities – January 1	398,692	328,816
Contract liabilities – September 30	422,415	371,411
Change in contract liabilities – (increase) decrease	(23,723)	(42,595)
Net change	$(3,693)	$(26,182)
The net change for the nine months ended September 30, 2023 was primarily driven by contract liabilities, specifically growth in advance payments from customers. For the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $297.7 million and $252.4 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At September 30, 2023 and December 31, 2022, $59.4 million and $41.0 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations not expected to be completed within one year as of September 30, 2023 and December 31, 2022 were $570.7 million and $526.0 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three and nine months ended September 30:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$616,988	$274,146	$891,134	$1,754,165	$805,876	$2,560,041
International(1):
United Kingdom	23,327	30,348	53,675	74,515	89,812	164,327
European Union countries	115,026	99,931	214,957	381,495	327,614	709,109
Asia	271,922	47,699	319,621	846,450	151,357	997,807
Other foreign countries	108,867	34,583	143,450	331,398	103,383	434,781
Total international	519,142	212,561	731,703	1,633,858	672,166	2,306,024
Consolidated net sales	$1,136,130	$486,707	$1,622,837	$3,388,023	$1,478,042	$4,866,065
________________
(1)    Includes U.S. export sales of $391.7 million and $1,265.0 million for the three and nine months ended September 30, 2023, respectively.

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$554,048	$265,549	$819,597	$1,589,641	$736,626	$2,326,267
International(1):
United Kingdom	18,409	28,694	47,103	65,414	89,071	154,485
European Union countries	113,935	100,427	214,362	344,074	322,607	666,681
Asia	264,432	70,375	334,807	776,084	204,006	980,090
Other foreign countries	103,300	32,617	135,917	294,918	102,422	397,340
Total international	500,076	232,113	732,189	1,480,490	718,106	2,198,596
Consolidated net sales	$1,054,124	$497,662	$1,551,786	$3,070,131	$1,454,732	$4,524,863
______________
(1)    Includes U.S. export sales of $415.4 million and $1,217.2 million for the three and nine months ended September 30, 2022, respectively.

Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$801,027	$—	$801,027	$2,394,127	$—	$2,394,127
Aerospace and power	335,103	146,843	481,946	993,896	439,685	1,433,581
Automation and engineered solutions	—	339,864	339,864	—	1,038,357	1,038,357
Consolidated net sales	$1,136,130	$486,707	$1,622,837	$3,388,023	$1,478,042	$4,866,065

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$758,868	$—	$758,868	$2,219,821	$—	$2,219,821
Aerospace and power	295,256	143,689	438,945	850,310	407,771	1,258,081
Automation and engineered solutions	—	353,973	353,973	—	1,046,961	1,046,961
Consolidated net sales	$1,054,124	$497,662	$1,551,786	$3,070,131	$1,454,732	$4,524,863
Timing of Revenue Recognition

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$937,382	$437,542	$1,374,924	$2,809,624	$1,314,761	$4,124,385
Products and services transferred over time	198,748	49,165	247,913	578,399	163,281	741,680
Consolidated net sales	$1,136,130	$486,707	$1,622,837	$3,388,023	$1,478,042	$4,866,065

	Three months ended September 30, 2022			Nine months ended September 30, 2022
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$869,455	$436,222	$1,305,677	$2,522,351	$1,272,382	$3,794,733
Products and services transferred over time	184,669	61,440	246,109	547,780	182,350	730,130
Consolidated net sales	$1,054,124	$497,662	$1,551,786	$3,070,131	$1,454,732	$4,524,863

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
Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Balance at the beginning of the period	$26,487	$27,478
Accruals for warranties issued during the period	15,711	8,530
Settlements made during the period	(10,868)	(8,769)
Warranty accruals related to acquired businesses and other during the period	21	(1,080)
Balance at the end of the period	$31,351	$26,159
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)
At September 30, 2023, the Company had $936.8 million of accounts receivable, net of allowances of $13.9 million. Changes in the allowance were not material for the three and nine months ended September 30, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Weighted average shares:
Basic shares	230,691	229,500	230,431	230,360
Equity-based compensation plans	1,060	1,214	983	1,315
Diluted shares	231,751	230,714	231,414	231,675
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$10,981	$10,981	$—	$—
Foreign currency forward contracts	(2,616)	—	(2,616)	—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$9,856	$9,856	$—	$—
Foreign currency forward contracts	3,032	—	3,032	—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the nine months ended September 30, 2023 and 2022, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2023 and 2022.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)
Foreign Currency
At September 30, 2023, the Company had a Euro forward contract for a total notional value of 40.0 million Euros. The foreign currency forward contract is valued as a level 2 liability as it is corroborated by foreign currency exchange rates and shown as a component of other current liabilities on the consolidated balance sheet. For the nine months ended September 30, 2023, realized and unrealized gains and losses on the foreign currency forward contracts were not significant.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at September 30, 2023 and December 31, 2022 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(2,158,388)	$(1,989,002)	$(2,161,643)	$(2,010,867)
The fair value of net short-term borrowings approximates the carrying value. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.
5.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2023, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At September 30, 2023, the Company had $274.8 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At September 30, 2023, the Company had $562.1 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $4.1 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2023.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)
6.    Inventories, net

	September 30, 2023	December 31, 2022
	(In thousands)
Finished goods and parts	$116,143	$130,989
Work in process	150,317	138,043
Raw materials and purchased parts	821,124	775,252
Total inventories, net	$1,087,584	$1,044,284
7.    Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the nine months ended September 30, 2023 and 2022. The Company's leases have a weighted average remaining lease term of approximately 5 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Operating lease cost	$15,901	$16,407	$46,483	$47,131
Variable lease cost	2,501	2,479	8,447	7,131
Total lease cost	$18,402	$18,886	$54,930	$54,262
Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Right of use assets, net	$165,450	$170,295
Lease liabilities included in Accrued Liabilities and other	44,932	46,366
Lease liabilities included in Other long-term liabilities	124,462	129,227
Total lease liabilities	$169,394	$175,593

Maturities of lease liabilities as of September 30, 2023 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2023	$12,834
2024	47,997
2025	38,110
2026	29,112
2027	19,317
Thereafter	40,340
Total lease payments	187,710
Less: imputed interest	18,316
$169,394
The Company does not have any significant leases that have not yet commenced.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)
8.    Acquisitions
Acquisitions
The Company spent $246.7 million in cash, net of cash acquired, to acquire Bison Gear & Engineering Corp. ("Bison") in March 2023 and United Electronic Industries ("UEI") in August 2023. Bison is a leading manufacturer of highly engineered motion control solutions serving diverse markets and applications. Bison is part of EMG. UEI is a leading provider of data acquisition and control solutions for the aerospace, defense, energy and semiconductor industries. UEI is part of EIG.

The following table represents the allocation of the purchase price for the net assets of the 2023 acquisitions based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$13.4
Goodwill	82.6
Other intangible assets	124.0
Net working capital and other(1)	26.7
Total cash paid	$246.7
________________
(1)Includes $12.9 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions. Bison's engineering expertise and broad product portfolio complement the Company's existing motion control and automation solutions business. UEI's innovative solutions complement the Company's existing testing and data acquisition expertise. The Company expects approximately $73.5 million of the goodwill relating to the acquisitions will be tax deductible in future years.
At September 30, 2023, the purchase price allocated to other intangible assets of $124.0 million consists of $23.8 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $100.2 million of other intangible assets consists of $75.8 million of customer relationships, which are being amortized over a period of 20 years, and $24.4 million of purchased technology, which is being amortized over a period of 10 to 20 years. Amortization expense for each of the next five years for the 2023 acquisition is expected to approximate $5 million per year.
The Company finalized its measurements of certain tangible and intangible assets and liabilities for its September 2022 acquisition of Navitar, Inc. and its October 2022 acquisition of RTDS Technologies, which had no material impact to the consolidated statement of income and balance sheet. The Company has substantially completed its purchase accounting, however it is in the process of finalizing the accounting for income taxes, for its acquisition of Bison. The Company is in the process of finalizing the measurement of the intangible assets and tangible assets and liabilities for its acquisition of UEI.
The acquisitions had an immaterial impact on reported net sales, net income, and diluted earnings per share for the three and nine months ended September 30, 2023. Had the acquisitions been made at the beginning of 2023 or 2022, pro forma net sales, net income, and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022, would not have been materially different than the amounts reported.
Acquisitions Subsequent to September 30, 2023
In October 2023, the Company acquired Amplifier Research Corp., for approximately $105 million in cash. Amplifier Research has estimated annual sales of approximately $60 million. Amplifier Research is a leading manufacturer of radio frequency and microwave amplifiers and electromagnetic compatibility testing equipment. Amplifier Research has joined EIG.
In October 2023, the Company entered into a definitive agreement to acquire Paragon Medical, for approximately $1.9 billion in cash. Paragon Medical has estimated annual sales of approximately $500 million. Paragon Medical is a leading provider of medical components and instruments. Paragon Medical serves a wide range of specialty applications including orthopedics, minimally invasive surgery, robotic surgery, and drug delivery. Paragon's product portfolio includes single-use and consumable surgical instruments and implantable components sold to a diverse blue-chip customer base of leading medical

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)
device manufacturers. The transaction is subject to customary closing conditions, including applicable regulatory approvals. Paragon Medical will join EMG.
9.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2022	$4,236.1	$1,136.5	$5,372.6
Goodwill acquired from 2023 acquisitions	57.1	25.5	82.6
Purchase price allocation adjustments and other	25.4	—	25.4
Foreign currency translation adjustments	(1.6)	—	(1.6)
Balance at September 30, 2023	$4,317.0	$1,162.0	$5,479.0

10.    Income Taxes
At September 30, 2023, the Company had gross uncertain tax benefits of $207.4 million, of which $153.9 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2022	$174.7
Additions for tax positions	33.5
Reductions for tax positions	(0.8)
Balance at September 30, 2023	$207.4
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2023 and 2022 were not significant.
The effective tax rate for the three months ended September 30, 2023 was 17.7%, compared with 19.0% for the three months ended September 30, 2022. The lower effective tax rate in the third quarter of 2023 primarily reflects greater utilization of research and development credits.

11.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Stock option expense	$3,560	$3,043	$10,740	$9,866
Restricted stock expense	5,578	4,800	15,875	14,831
Performance restricted stock unit expense	3,775	4,217	9,158	9,890
Total pre-tax expense	$12,913	$12,060	$35,773	$34,587

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)
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

Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Expected volatility	26.0%	24.5%
Expected term (years)	5.0	5.0
Risk-free interest rate	3.54%	2.33%
Expected dividend yield	0.72%	0.65%
Black-Scholes-Merton fair value per stock option granted	$38.11	$32.54

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2022	3,060	$79.46
Granted	453	138.46
Exercised	(551)	71.78
Forfeited	(65)	124.38
Outstanding at September 30, 2023	2,897	$99.97	6.7	$138.4
Exercisable at September 30, 2023	1,976	$83.88	5.7	$126.3
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 was $42.5 million. The total fair value of stock options vested during the nine months ended September 30, 2023 was $12.8 million. As of September 30, 2023, there was approximately $21.9 million of expected future pre-tax compensation expense related to the 0.9 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)
Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2022	356	$117.18
Granted	154	138.63
Vested	(156)	104.30
Forfeited	(26)	127.00
Non-vested restricted stock outstanding at September 30, 2023	328	$132.61
The total fair value of restricted stock vested during the nine months ended September 30, 2023 was $16.3 million. As of September 30, 2023, there was approximately $28.8 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
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

The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2022	275	$101.98
Granted	79	138.46
Performance assumption change [1]	48	63.37
Vested	(161)	63.37
Forfeited	(2)	131.76
Non-vested performance restricted stock outstanding at September 30, 2023	239	$131.90
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)
As of September 30, 2023, there was approximately $7.6 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately one year.
12.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Defined benefit plans:
Service cost	$751	$1,290	$2,240	$3,995
Interest cost	7,588	4,949	22,655	15,101
Expected return on plan assets	(13,100)	(14,812)	(39,167)	(45,113)
Amortization of net actuarial loss and other	2,851	2,074	8,514	6,371
Pension income	(1,910)	(6,499)	(5,758)	(19,646)
Other plans:
Defined contribution plans	9,908	9,217	33,936	32,289
Foreign plans and other	2,011	2,027	6,581	6,422
Total other plans	11,919	11,244	40,517	38,711
Total net pension expense	$10,009	$4,745	$34,759	$19,065
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the nine months ended September 30, 2023 and 2022, contributions to the Company’s defined benefit pension plans were $3.9 million and $5.2 million, respectively. The Company’s current estimate of 2023 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2023
(Unaudited)
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2023, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in 12 of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. In eight of these sites, the Company has reached a tentative agreement on the cost of the de minimis settlement to satisfy its obligation and is awaiting executed agreements. The tentatively agreed-to settlement amounts are fully reserved. In the other four sites, the Company is continuing to investigate the accuracy of the alleged volume attributed to the Company as estimated by the parties primarily responsible for remedial activity at the sites to establish an appropriate settlement amount. At the remaining site where the Company is a non-de minimis PRP, the Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at September 30, 2023 and December 31, 2022 were $39.7 million and $41.1 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2023, the Company recorded $4.7 million in reserves. Additionally, the Company spent $6.1 million on environmental matters for the nine months ended September 30, 2023.
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
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net sales:
Electronic Instruments	$1,136,130	$1,054,124	$3,388,023	$3,070,131
Electromechanical	486,707	497,662	1,478,042	1,454,732
Consolidated net sales	$1,622,837	$1,551,786	$4,866,065	$4,524,863
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$335,171	$272,714	$951,970	$782,603
Electromechanical	127,534	136,467	384,253	389,047
Total segment operating income	462,705	409,181	1,336,223	1,171,650
Corporate administrative expenses	(24,570)	(24,661)	(73,756)	(69,048)
Consolidated operating income	438,135	384,520	1,262,467	1,102,602
Interest expense	(18,386)	(20,245)	(57,678)	(60,165)
Other (expense) income, net	(6,256)	3,227	(15,313)	7,752
Consolidated income before income taxes	$413,493	$367,502	$1,189,476	$1,050,189

For the quarter ended September 30, 2023, the Company posted record operating income, operating margins, net income, and diluted earnings per share. We achieved these results from contributions from the acquisitions of Navitar in September 2022, RTDS in October 2022, Bison Gear & Engineering Corp. ("Bison") in March 2023, and United Electronic Industries ("UEI") in August 2023, as well as our Operational Excellence initiatives. We continue to experience heightened levels of inflation in material costs, supply chain constraints, as well as continued uncertainty in the global economy, including inventory normalization on short-term customer demand. We continue to evaluate the extent to which these factors will impact our business, financial condition, and results of operations. For 2023, our strong backlog, the full year impact of the 2022 acquisitions, the 2023 acquisitions of Bison and UEI, and continued focus on and implementation of our Operational Excellence initiatives are expected to have a positive impact on the remainder of our 2023 results.
Results of operations for the third quarter of 2023 compared with the third quarter of 2022
Net sales for the third quarter of 2023 were $1,622.8 million, an increase of $71.0 million or 4.6%, compared with net sales of $1,551.8 million for the third quarter of 2022. The increase in net sales for the third quarter of 2023 was due to a 4% increase from acquisitions and a 1% favorable effect of foreign currency translation.
Total international sales for the third quarter of 2023 were $731.7 million or 45.1% of net sales, a decrease of $1.3 million or 0.2%, compared with international sales of $733.0 million or 47.2% of net sales for the third quarter of 2022.
Orders for the third quarter of 2023 were $1,550.6 million, a decrease of $107.3 million or 6.5%, compared with $1,657.9 million for the third quarter of 2022. The decrease in orders for the third quarter of 2023 was due to a 10% decline in organic orders, partially offset by a 1% increase from acquisitions and a 3% favorable effect of foreign currency translation. The Company's backlog of unfilled orders at September 30, 2023 was $3,369.7 million, an increase of $151.1 million or 4.7% compared with $3,218.6 million at December 31, 2022.
Segment operating income for the third quarter of 2023 was $462.7 million, an increase of $53.5 million or 13.1%, compared with segment operating income of $409.2 million for the third quarter of 2022. Segment operating margins, as a percentage of net sales, increased to 28.5% for the third quarter of 2023, compared with 26.4% for the third quarter of 2022. Segment operating income and operating margins were positively impacted in 2023 by increased sales in our higher margin businesses, as well as continued benefits from the Company's Operational Excellence initiatives.

Cost of sales for the third quarter of 2023 was $1,020.9 million or 62.9% of net sales, an increase of $16.3 million or 1.6%, compared with $1,004.6 million or 64.7% of net sales for the third quarter of 2022. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for the third quarter of 2023 were $163.8 million or 10.1% of net sales, an increase of $1.1 million or 0.7%, compared with $162.7 million or 10.5% of net sales for the third quarter of 2022. General and administrative expenses for the third quarter of 2023 were $24.6 million, compared with $24.7 million for the third quarter of 2022.
Consolidated operating income was a record $438.1 million or a record 27.0% of net sales for the third quarter of 2023, an increase of $53.6 million or 13.9%, compared with $384.5 million or 24.8% of net sales for the third quarter of 2022.
Other expense, net was $6.3 million for the third quarter of 2023, compared with $3.2 million of other income, net for the third quarter of 2022, a change of $9.5 million. The third quarter of 2023 includes lower pension income of $5.1 million and higher acquisition-related due diligence expense compared to the third quarter of 2022.
The effective tax rate for the third quarter of 2023 was 17.7%, compared with 19.0% for the third quarter of 2022. The lower effective tax rate in the third quarter of 2023 primarily reflects greater utilization of research and development credits.
Net income for the third quarter of 2023 was a record $340.4 million, an increase of $42.8 million or 14.4%, compared with $297.6 million for the third quarter of 2022.
Diluted earnings per share for the third quarter of 2023 were a record $1.47, an increase of $0.18 or 14.0%, compared with $1.29 per diluted share for the third quarter of 2022.
Segment Results
EIG’s net sales totaled $1,136.1 million for the third quarter of 2023, an increase of $82.0 million or 7.8%, compared with $1,054.1 million for the third quarter of 2022. The net sales increase was due to a 3% increase in organic sales, a 4% increase from the recent acquisitions, and a 1% favorable effect of foreign currency translation.
EIG’s operating income was a record $335.2 million for the third quarter of 2023, an increase of $62.5 million or 22.9%, compared with $272.7 million for the third quarter of 2022. EIG’s operating margins were a record 29.5% of net sales for the third quarter of 2023, compared with 25.9% for the third quarter of 2022. EIG's operating margins increased in the third quarter of 2023 compared to the third quarter of 2022 due to the sales increase discussed above, which was primarily driven by our higher margin businesses, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $486.7 million for the third quarter of 2023, a decrease of $11.0 million or 2.2%, compared with $497.7 million for the third quarter of 2022. The net sales decrease was due to an 8% organic sales decrease, partially offset by a 4% increase from the 2023 acquisition and a 2% favorable effect of foreign currency translation.
EMG’s operating income was $127.5 million for the third quarter of 2023, a decrease of $9.0 million or 6.6%, compared with $136.5 million for the third quarter of 2022. EMG’s operating margins were 26.2% of net sales for the third quarter of 2023, compared with 27.4% for the third quarter of 2022. EMG's operating margins decreased in the third quarter of 2023 compared to the third quarter of 2022 due to the sales decrease discussed above. EMG's operating margins in the third quarter of 2023 were negatively impacted 40 basis points by the dilutive impact of the 2023 acquisition.
Results of operations for the first nine months of 2023 compared with the first nine months of 2022
Net sales for the first nine months of 2023 were $4,866.1 million, an increase of $341.2 million or 7.5%, compared with net sales of $4,524.9 million for the first nine months of 2022. The increase in net sales for the first nine months of 2023 was due to a 4% organic sales increase and a 3% increase from acquisitions.
Total international sales for the first nine months of 2023 were $2,306.0 million or 47.4% of net sales, an increase of $107.4 million or 4.9%, compared with international sales of $2,198.6 million or 48.6% of net sales for the first nine months of 2022. The increase in international sales was primarily driven by strong demand in Europe and Asia as well as contributions from the 2022 acquisitions.

Orders for the first nine months of 2023 were $5,017.1 million, an increase of $11.8 million or 0.2%, compared with $5,005.3 million for the first nine months of 2022. The increase in orders for the first nine months of 2023 was due to a 3% increase from acquisitions and a 2% favorable effect of foreign currency translation, partially offset by an organic order decrease.
Segment operating income for the first nine months of 2023 was $1,336.2 million, an increase of $164.5 million or 14.0%, compared with segment operating income of $1,171.7 million for the first nine months of 2022. Segment operating margins, as a percentage of net sales, increased to 27.5% for the first nine months of 2023, compared with 25.9% for the first nine months of 2022. Segment operating income and operating margins were positively impacted in 2023 by the increase in sales discussed above, which was primarily driven by our higher margin businesses, as well as continued benefits from the Company's Operational Excellence initiatives. In the first nine months of 2022, segment operating income included a $7.1 million gain on the sale of a facility which increased operating margins by 20 basis points.
Cost of sales for the first nine months of 2023 was $3,096.6 million or 63.6% of net sales, an increase of $155.0 million or 5.3%, compared with $2,941.6 million or 65.0% of net sales for the first nine months of 2022. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for the first nine months of 2023 were $507.0 million or 10.4% of net sales, an increase of $26.3 million or 5.5%, compared with $480.7 million or 10.6% of net sales for the first nine months of 2022. Selling expenses increased primarily due to the net sales increase discussed above. General and administrative expenses for the first nine months of 2023 were $73.8 million, compared with $69.0 million for the first nine months of 2022. The general and administrative expenses in the first nine months of 2023 include higher employee compensation costs compared to the first nine months of 2022.
Consolidated operating income was $1,262.5 million or 25.9% of net sales for the first nine months of 2023, an increase of $159.9 million or 14.5%, compared with $1,102.6 million or 24.4% of net sales for the first nine months of 2022.
Other expense, net was $15.3 million for the first nine months of 2023, compared with $7.8 million of other income, net for the first nine months of 2022, a change of $23.1 million. The first nine months of 2023 includes $15.4 million of lower pension income and higher acquisition-related due diligence expense compared to the first nine months of 2022.
The effective tax rate for the first nine months of 2023 was 18.4%, compared with 18.8% for the first nine months of 2022. The lower effective rate for the nine months of 2023 primarily reflects greater utilization of research and development credits.
Net income for the first nine months of 2023 was $970.3 million, an increase of $117.8 million or 13.8%, compared with $852.5 million for the first nine months of 2022.
Diluted earnings per share for the first nine months of 2023 were $4.19, an increase of $0.51 or 13.9%, compared with $3.68 per diluted share for the first nine months of 2022.
Segment Results
EIG’s net sales totaled $3,388.0 million for the first nine months of 2023, an increase of $317.9 million or 10.4%, compared with $3,070.1 million for the first nine months of 2022. The net sales increase was due to a 7% organic sales increase and a 3% increase from acquisitions.
EIG’s operating income was $952.0 million for the first nine months of 2023, an increase of $169.4 million or 21.6%, compared with $782.6 million for the first nine months of 2022. EIG’s operating margins were 28.1% of net sales for the first nine months of 2023, compared with 25.5% for the first nine months of 2022. EIG operating margins increased in the first nine months of 2023 compared to the first nine months of 2022, due to the increase in net sales discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $1,478.0 million for the first nine months of 2023, an increase of $23.3 million or 1.6%, compared with $1,454.7 million for the first nine months of 2022. The net sales increase was due to a 3% increase from acquisitions, partially offset by an organic sales decrease .
EMG’s operating income was $384.3 million for the first nine months of 2023, a decrease of $4.7 million or 1.2%, compared with $389.0 million for the first nine months of 2022. EMG’s operating margins were 26.0% of net sales for the first nine months of 2023, compared with 26.7% for the first nine months of 2022. EMG's operating margins were negatively impacted by the dilutive impact of the 2023 acquisition. For the first nine months of 2022, EMG's operating income included a $7.1 million gain on the sale of a facility, which increased EMG operating margins by 40 basis points. Excluding the dilutive impact of the 2023 acquisition and the gain on the sale of a facility, EMG operating margins for the first nine months of 2023 increased 50 basis points compared to the first nine months of 2022.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $1,194.6 million for the first nine months of 2023, an increase of $430.2 million or 56.3%, compared with $764.4 million for the first nine months of 2022. The increase in cash provided by operating activities for the first nine months of 2023 was primarily due to improved working capital management and higher net income.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,118.1 million for the first nine months of 2023, compared with $683.5 million for the first nine months of 2022. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,488.3 million for the first nine months of 2023, compared with $1,340.3 million for the first nine months of 2022. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $326.3 million for the first nine months of 2023, compared with cash used by investing activities of $255.5 million for the first nine months of 2022. For the first nine months of 2023, the Company paid $246.7 million, net of cash acquired, to purchase Bison and UEI. For the first nine months of 2022, the Company received $11.8 million from the sale of a facility. Additions to property, plant and equipment totaled $76.5 million for the first nine months of 2023, compared with $80.8 million for the first nine months of 2022.
Cash used by financing activities totaled $364.8 million for the first nine months of 2023, compared with cash used by financing activities of $501.2 million for the first nine months of 2022. At September 30, 2023, total debt, net was $2,160.6 million, compared with $2,385.0 million at December 31, 2022. For the first nine months of 2023, total borrowings decreased by $220.6 million compared with a $26.3 million decrease for the first nine months of 2022. At September 30, 2023, the Company had available borrowing capacity of $2,972.3 million under its revolving credit facility, including the $700 million accordion feature.
The debt-to-capital ratio was 20.6% at September 30, 2023, compared with 24.2% at December 31, 2022. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 13.6% at September 30, 2023, compared with 21.4% at December 31, 2022. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first nine months of 2023 included cash dividends paid of $172.7 million, compared with $151.6 million for the first nine months of 2022. Effective February 9, 2023, the Company’s Board of Directors approved a 14% increase in the quarterly cash dividend on the Company’s common stock to $0.25 per common share from $0.22 per common share. The Company repurchased $6.6 million of its common stock for the first nine months of 2023, compared with $331.4 million for the first nine months of 2022. Proceeds from stock option exercises were $40.1 million for the first nine months of 2023, compared with $23.2 million for the first nine months of 2022.
As a result of all of the Company’s cash flow activities for the first nine months of 2023, cash and cash equivalents at September 30, 2023 totaled $841.9 million, compared with $345.4 million at December 31, 2022. At September 30, 2023, the Company had $354.1 million in cash outside the United States, compared with $334.1 million at December 31, 2022. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Acquisitions Subsequent to September 30, 2023
In October 2023, the Company acquired Amplifier Research Corp., for approximately $105 million in cash. Amplifier Research has estimated annual sales of approximately $60 million. Amplifier Research is a leading manufacturer of radio frequency and microwave amplifiers and electromagnetic compatibility testing equipment. Amplifier Research will join EIG.

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
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2023. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2023 to July 31, 2023	—	$—	—	$817,378,870
August 1, 2023 to August 31, 2023	337	159.75	337	817,325,034
September 1, 2023 to September 30, 2023	—	—	—	817,325,034
Total	337	$159.75	337
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
Item 5. Other Information
Insider Trading Arrangements and Policies

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
October 31, 2023