Form 10-K
period 2023-12-31
AMETEK INC/
filed 2024-02-22
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37.3 billion as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s Common Stock outstanding as of January 31, 2024 was 231,012,685.
Documents Incorporated by Reference
Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 7, 2024.

AMETEK, Inc.
2023 Form 10-K Annual Report

PART I
Item 1.    Business
General Development of Business
AMETEK, Inc. (“AMETEK” or the “Company”) is incorporated in Delaware. Its predecessor was originally incorporated in Delaware in 1930 under the name American Machine and Metals, Inc. AMETEK is a leading global manufacturer of electronic instruments and electromechanical devices with operations in North America, Europe, Asia and South America. AMETEK maintains its principal executive offices at 1100 Cassatt Road, Berwyn, Pennsylvania, 19312. Listed on the New York Stock Exchange (symbol: AME), the common stock of AMETEK is a component of the Standard and Poor’s 500 and the Russell 1000 Indices.
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
Technological and Development Capabilities.    AMETEK believes it has certain technological advantages over its competitors that allow it to maintain its leading market positions. Historically, the Company has demonstrated an ability to develop innovative new products and solutions that support customer needs. AMETEK has consistently added to its investment in research, development and engineering, and improved its new product development efforts with the adoption of Design for Six Sigma and Value Analysis/Value Engineering methodologies. These have improved the pace and quality of product innovation and resulted in the introduction of a steady stream of new products across all of AMETEK’s businesses and aligned with attractive secular growth markets.
Efficient and Flexible Manufacturing Operations.    Through its Operational Excellence initiatives, AMETEK has established a lean and flexible manufacturing platform for its businesses. In its effort to achieve best-cost manufacturing, AMETEK had operating facilities, as of December 31, 2023, in China, Czechia, Malaysia, Mexico, and Serbia. These facilities offer proximity to customers and provide opportunities for increasing international sales. Acquisitions also have allowed AMETEK to achieve operating synergies by consolidating operations, product lines and distribution channels, benefiting both of AMETEK’s operating groups.
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
Business Strategy
AMETEK is committed to achieving earnings growth through the successful implementation of the AMETEK Growth Model. The goal of that model is double-digit annual percentage growth in sales and earnings per share over the business cycle, strong cash flow generation, and a superior return on total capital. Other financial initiatives have been or may be undertaken, including public and private debt or equity issuance, bank debt refinancing, local financing in certain foreign countries and share repurchases.
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
Strategic Acquisitions.    Acquisitions are a key to achieving the goals of the AMETEK Growth Model. Since the beginning of 2019 through December 31, 2023, AMETEK has completed 15 acquisitions with annualized sales totaling approximately $1.6 billion. AMETEK targets companies that offer a compelling strategic, technical and cultural fit. It seeks to acquire businesses in adjacent markets with complementary products and technologies. It also looks for businesses that provide attractive growth opportunities aligned with strong secular growth themes, often in new and emerging markets. Through these and prior acquisitions, AMETEK’s management team has developed considerable skill in identifying, acquiring and integrating new businesses. As it has executed its acquisition strategy, AMETEK’s mix of businesses has shifted toward those that are more highly differentiated and, therefore, offer better opportunities for growth and profitability.
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
New Product Development.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has maintained a consistent investment in new product development and engineering. AMETEK's businesses help solve our customers' most complex challenges with differentiated technology solutions. In 2023, AMETEK added to its highly differentiated product portfolio with a range of new products across many of its businesses.
AMETEK focuses on cash generation and capital deployment.  AMETEK generates strong cash flow given its asset-light business model and strong operational execution. This cash flow supports AMETEK’s capital deployment strategy with its primary focus on strategic, value-enhancing acquisitions. AMETEK is also committed to paying a consistently increasing cash dividend.

Attracting, retaining, and developing talent is critical to the success and sustainability of the AMETEK Growth Model as our employees are responsible for successfully driving these strategies.
2023 Overview
Operating Performance
In 2023, the Company posted record sales, operating income, operating margins, net income, diluted earnings per share, orders, backlog, and operating cash flow. The Company achieved these results from organic sales growth, contributions from recent acquisitions, as well as the Company's Operational Excellence initiatives. See "Results of Operations" in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.
In 2023, the Company achieved record sales of $6,597.0 million, an increase of 7.3% from 2022 due to a 4% organic sales increase and a 3% increase from acquisitions. Diluted earnings per share for 2023 were a record $5.67, an increase of $0.66 or 13.2%, compared with $5.01 per diluted share in 2022.
Recent Acquisitions
AMETEK spent $2,237.9 million in cash, net of cash acquired, to purchase four businesses:
In March 2023, AMETEK acquired Bison Gear & Engineering Corp. ("Bison"), a designer and manufacturer of custom motion control solutions.
In August 2023, AMETEK acquired United Electronic Industries ("UEI"), a designer and manufacturer of high-performance test, measurement, simulation and control solutions.
In October 2023, AMETEK acquired Amplifier Research Corp. ("Amplifier Research"), a leading provider of amplifiers and electromagnetic compatibility testing equipment.
In December 2023, AMETEK acquired Paragon Medical ("Paragon"), a leading provider of highly engineered medical components and instruments.
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
EIG is a leader in many of the specialized markets it serves. Products supplied to these markets include process control instruments for the life sciences, pharmaceutical, semiconductor, automation, power, food and beverage, oil and gas, and petrochemical industries. It provides a growing range of instruments to the research and laboratory equipment, ultra-precision manufacturing, optics, medical, and test and measurement markets. It is a leader in power quality monitoring and metering, uninterruptible power systems, programmable power equipment, electromagnetic compatibility test equipment, sensors for gas turbines, dashboard instruments for heavy trucks, and instrumentation and controls for the food and beverage industries. EIG supplies the aerospace industry with aircraft and engine sensors, monitoring systems, embedded computing systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.
In 2023, 48% of EIG’s net sales were to customers outside the United States. At December 31, 2023, EIG employed approximately 11,800 people, of whom approximately 800 were covered by collective bargaining agreements. At December 31, 2023, EIG had operating facilities in the United States, the United Kingdom, Germany, Canada, China, Denmark, Finland, France, Switzerland, Argentina, Austria, Serbia, and Mexico. EIG also shares operating facilities with EMG in China and Mexico.
Process and Analytical Instrumentation Markets and Products
Process and analytical instrumentation sales represented 71% of EIG’s 2023 net sales. These businesses include process analyzers, emission monitors and spectrometers; elemental and surface analysis instruments; level, pressure and temperature sensors and transmitters; radiation measurement devices; level measurement devices; precision manufacturing systems; materials- and force-testing instruments; contact and non-contact metrology products; and clinical and educational communication solutions. Among the industries it serves are power generation; pharmaceutical manufacturing; medical and healthcare; research and development; water and waste treatment; renewable energy production, semiconductor manufacturing; natural gas distribution; emissions monitoring, and oil, gas, and petrochemical refining. Its instruments are used for precision measurement in a number of applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultraprecise manufacturing, advanced optical metrology, and test and measurement.
Acquired in September 2022, Navitar is a designer and manufacturer of customized, fully integrated optical imaging systems, components, and software. Navitar's market leading optical components and solutions complement the Company's existing optics portfolio.
Aerospace and Power Instrumentation Markets and Products
Aerospace and Power Instrumentation sales represented 29% of EIG’s 2023 net sales. These businesses produce a wide array of instrumentation, systems and sensors for applications in the aerospace, power and industrial markets.
These businesses produce power monitoring and metering instruments, uninterruptible power supply systems and programmable power supplies used in a wide range of industrial settings. It is a leader in the design and manufacture of power measurement, quality monitoring and event recorders for use in power generation, transmission and distribution. These businesses provide uninterruptible power supply systems, multifunction electric meters, and highly specialized communications equipment for smart grid applications and renewable energy applications. It also offers precision power supplies and power conditioning products, and electrical immunity and EMC test equipment, sensors for electric vehicle testing, gas turbines, dashboard instruments for heavy trucks and other vehicles, and instrumentation and controls for the food and beverage industries.
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

Acquired in October 2023, Amplifier Research is a leading provider of amplifiers and electromagnetic compatibility testing equipment. Amplifier Research's diverse product portfolio complements the Company's existing capabilities in the electromagnetic compatibility testing market.
Acquired in August 2023, UEI is a designer and manufacturer of high-performance test, measurement, simulation and control solutions. UEI's innovative solutions complement the Company's existing testing and data acquisition expertise.
Acquired in October 2022, RTDS is a leading provider of real-time power simulation systems used by utilities, and research and education institutions in the development and testing of the electric power grid and renewable energy applications. RTDS's solutions complement the Company's existing power instruments businesses.
Customers
EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 6% of EIG’s 2023 net sales were made to its five largest customers. No single customer comprises more than 2% of net sales.
EMG
EMG is a leader in the design and manufacture of highly engineered medical components and devices, automation solutions, thermal management systems, specialty metals and electrical interconnects. EMG is a leader in many of the niche markets in which it competes. Products supplied to these markets include single-use and consumable surgical instruments, implantable components, and drug delivery systems used across a wide range of medical applications, advanced precision motion control solutions, which are used in a wide range of automation applications across the medical, semiconductor, aerospace, defense, and food and beverage industries, as well as highly engineered electrical connectors and electronics packaging used in aerospace and defense, medical, and industrial applications.
EMG supplies high-purity powdered metals, strip and foil, specialty clad metals and metal matrix composites. EMG's heat exchangers provide electronic cooling and environmental control for the aerospace and defense and semiconductor industries. EMG's motors are widely used in commercial appliances, food and beverage machines, hydraulic pumps and industrial blowers. Additionally, EMG operates a global network of aviation maintenance, repair and overhaul (“MRO”) facilities.
EMG designs and manufactures products that, in many instances, are significantly different from or technologically superior to competitors’ products. It has achieved competitive advantage through continued investment in research, development and engineering, efficiency improvements from operational excellence, acquisition synergies and improved supply chain management.
In 2023, 45% of EMG’s net sales were to customers outside the United States. At December 31, 2023, EMG employed approximately 10,000 people, of whom approximately 2,100 were covered by collective bargaining agreements. At December 31, 2023, EMG had operating facilities in the United States, the United Kingdom, China, Germany, France, Italy, Poland, Mexico, Serbia, Czechia, Malaysia, and Taiwan.

Automation and Engineered Solutions Markets and Products
Automation and Engineered Solution sales represented 70% of EMG’s 2023 net sales. These businesses produce precision motion control solutions, brushless motors, blowers and pumps, heat exchangers and other electromechanical systems. These products are used in a wide variety of high-precision automation applications, including semiconductor equipment, and laboratory and medical equipment.

AMETEK is a leader in highly engineered single-use and consumable surgical instruments, implantable components and drug delivery systems. Its electrical connectors and electronics packaging are designed specifically for harsh environments and highly customized applications, and are used to protect sensitive devices and mission-critical electronics. In addition, AMETEK is an innovator and market leader in specialized metal powder, strip, wire and bonded products used in medical, aerospace and defense, telecommunications, automotive and general industrial applications.
Acquired in March 2023, Bison is a designer and manufacturer of custom motion control solutions. Bison's engineering expertise and broad product portfolio complement the Company's existing motion control and automation solutions business.
Acquired in December 2023, Paragon is a leading provider of highly engineered medical components and instruments. Paragon's product portfolio includes single-use and consumable surgical instruments and implantable components sold to a diverse blue-chip customer base of leading medical device manufacturers. Paragon expands the Company's presence in the MedTech space and provides access to new market segments with strong growth rates.
Aerospace Markets and Products
Aerospace sales represented 30% of EMG’s 2023 net sales. These businesses produce motor-blower systems and heat exchangers used in thermal management and other applications on a variety of military and commercial aircraft and military ground vehicles. In addition, these businesses provide the commercial and military aerospace industry with third-party MRO services on a global basis with facilities in the United States, Europe and Asia.
Customers
EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 8% of EMG’s 2023 net sales were made to its five largest customers. No single customer comprises greater than 2% of net sales.
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
Sustainability and Human Capital Management
Sustainability

AMETEK is committed to providing a consistent and excellent return to our stakeholders, all while maintaining a strong commitment to environmental stewardship, social responsibility, inclusion, and sound corporate governance. We believe that effectively prioritizing and managing our sustainability initiatives will help create long-term value and a better future for our stakeholders.

Our Sustainability Report highlights our sustainability initiatives and is available on our website at https://www.ametek.com/who-we-are/sustainability.

Key elements in the Company’s approach to sustainability include the following:

Core Values. Our core values — Ethics and Integrity, Respect for the Individual, Inclusion, Teamwork, and Social Responsibility — remain the most critical components of our sustainability efforts. Sustainability is an integral aspect of the core values that guide the way we do business.

Upholding Sound Governance. Our commitment to transparency, accountability, and ethical and responsible decision-making is demonstrated through our core values, corporate governance structure, compliance measures, and focus on sustainability oversight. Together, AMETEK’s governance structure underpins our distributed operating structure and provides our colleagues with the foundation to advance sustainability initiatives across their businesses.

Protecting Our Environment. Our ongoing commitment to serve as environmental stewards and protect the environment for future generations is reflected in our proactive approach to environmental management and sustainability. From emissions reduction initiatives to optimizing resource consumption, we emphasize environmental protection in every facet of our operations. We are firmly committed to reducing our carbon footprint and have made outstanding progress toward our stated greenhouse gas emissions reduction target.

Investing in Our People. Our people are the most essential resource in driving AMETEK’s long-term success and in achieving our sustainability ambitions. AMETEK is committed to developing an inclusive culture to help power innovation, growth, and greater opportunities for all employees. Through strategic investments in talent acquisition, learning and development, and employee well-being, we foster a culture of empowerment, innovation, and inclusivity, driving our collective success and sustainable growth. We are continually expanding our employee development, engagement, and training initiatives to provide meaningful opportunities for personal and professional development.

Driving Sustainable Product Solutions. AMETEK is committed to advancing a low-carbon economy. Our growing portfolio of clean technology and sustainability-related solutions includes a wide range of products and solutions that have a positive, global environmental impact across a broad set of diverse end markets, supporting customers in achieving their sustainability goals and creating a more sustainable future. Through collaborative partnerships with our customers, we develop solutions which help reduce carbon emissions, promote renewable energy adoption, improve efficiency and productivity, and improve healthcare outcomes.

Partnering with Our Communities. We cultivate strong and lasting relationships with the communities in which we operate, actively contributing to their social and economic prosperity. Our charitable arm, the AMETEK Foundation, provides wide-ranging support to non-profit and educational organizations. Through employee volunteerism, financial support, and contributions from the AMETEK Foundation, we partner to strengthen the work of non-profit charities around the world.
Human Capital Management
As a global organization, we have seen firsthand that the innovation needed to solve our customers’ biggest challenges can only come from employees that are fully engaged and committed, and who have diverse perspectives and backgrounds. Our Board regularly receives updates and presentations on key topics, including sustainability, compliance, inclusion, and employee development and succession.
Our executive management team reviews the key talent across our company and assesses the adequacy of talent to meet business challenges and future growth needs. We have an active Inclusion Council, which drives initiatives focused on mentorship, education and career guidance.
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
Giving back to our community is an important part of our culture. Established in 1960, the AMETEK Foundation is the charitable giving arm of AMETEK. The Foundation’s mission is to empower AMETEK colleagues making a positive impact in their local communities, with a focus on health and welfare, civic and social service programs, and education.

As of December 31, 2023, we have approximately 21,500 employees. Our compensation programs are designed to provide competitive salaries and benefit programs to attract, retain and motivate a world-class workforce. Selected employees participate in short- and long-term incentive programs that align employee and shareholder interests and promote long-term retention. Additionally, we strive to protect health and safety in every aspect of our enterprise – from the way we design, manufacture and deliver our products to the way our customers use them. We continue to drive towards our goal of zero lost-time work incidents. In 2023, we achieved a lost-time incident rate that was significantly below the industry average. We continue to enhance our safety initiatives as each facility is tasked with identifying opportunities for additional safety measures. Businesses with zero incidents share best practices and ensure ongoing training to maintain their safety excellence. In addition to our EHS facility audits, our facilities include safety committees, continual training, documented self-audits, and behavior-based safety observations and feedback.
Our U.S. Federal Employment Information Report (EEO-1) for 2022 is available at www.ametek.com.
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
Risks Related to Our Operations
Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated, experience cyclicality, or a general downturn in the economy could adversely affect our business.
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
International sales for 2023 and 2022 represented 47.4% and 48.7% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. As of December 31, 2023, we have manufacturing operations in 20 countries outside the United States, with significant operations in Canada, China, France, Germany, Mexico, Serbia, Poland and the United Kingdom. A disruption of our ability to obtain a supply of goods from these countries or a change in the cost to purchase, manufacture, or distribute these products could have an adverse effect on our sales and operations. International sales and operations are subject to the customary risks of operating in an international environment, including:
•Imposition of trade or foreign exchange restrictions, including in the United States;
•Overlap of different tax structures, including the development of a global minimum tax;
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
We rely on information technology systems, some of which are managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, other business partners and patients), and to monitor, manage, and support a variety of critical business processes and activities including receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations. Despite our implementation of certain controls to protect our systems and sensitive, confidential or personal data or information, these systems, products, data and services may be damaged, compromised, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Further, we also face information security risks due to our reliance on internet technology and use of hybrid work arrangements, which could strain our technology resources or create additional opportunity for cyber-attackers to exploit vulnerabilities.
Attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business, reputation and financial statements. Further, given the increasing sophistication of cyber-attacks and the complexity of techniques used, any of these attacks or breaches could potentially persist for an extended period before being detected. As a result, it could take a significant time before an investigation can be completed and new disclosure regulations could result in us being required to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. Although we maintain cyber risk insurance, damages and claims arising from such incidents may not be covered or may exceed the amount of any insurance available.

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
Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification responsibilities. We may also obtain representation and warranty insurance to address certain potential risks and liabilities. We cannot assure you that these indemnification provisions and insurance policies will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial statements.

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
Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2023, goodwill and other intangible assets, net of accumulated amortization, totaled $10,612.9 million or 71% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the estimated fair value of the net tangible and other identifiable intangible assets we have acquired. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
AMETEK’s cybersecurity risk management practices are based on the widely recognized National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity (The NIST Cybersecurity Framework and the NIST 800-171 Revision 2 Standard). This guidance was developed with private sector input and provides a framework and toolkit for organizations to manage cybersecurity risk.

We utilize a broad team of in-house information technology and security personnel, as well as third-party consultants, services and software, to help manage our cybersecurity efforts and initiatives. We regularly assess our threat landscape and monitor our systems and other technical security controls. Additionally, we maintain information security policies and procedures, including a breach response plan and maintenance of backup and protective systems.

We regularly review our policies, practices, and plans with assistance from third-party experts and advisors. Our Chief Information Officer is responsible for corporate-wide data security. Our management team is actively engaged in regular reviews of cyber risks. Additionally, our full Board of Directors receives quarterly briefings on enterprise-wide cybersecurity risk management and our overall cybersecurity risk environment.

We have implemented two risk management groups, the Enterprise Risk Management Committee, and the Cybersecurity Steering Committee. These committees meet quarterly. They are responsible for the overall governance of our cyber management. The implementation of the Cyber polices and strategy is the responsibility of the Chief Information Officer and the Director of Cyber Security. The CIO reports to the Chief Administrative Officer and the Director of Cyber Security reports to the CIO. We also have a team of full-time cybersecurity specialists who hold various industry technology accreditations. The CIO has more than 35 years in Senior IT Leadership positions, and the Director of Cyber Security has more than 30 years IT experience overall, 15 of which are in leadership roles.

Operationally, we deploy multiple layers of cyber defenses including multiple tools and processes that identify security risks across our global networks, largely in real time. We also maintain good relationships with law enforcement agencies to remain informed on potential cyber risks.

Mandatory cybersecurity training is conducted eight times a year for all of AMETEK’s employees with email access. The training provides critical information on how employees can protect themselves and AMETEK against cybersecurity risks. AMETEK financial professionals receive additional training due to the nature of their roles.

Item 2.    Properties
At December 31, 2023, the Company conducted business from office and operating facilities at owned and leased locations throughout the United States and select global markets. The Company leases a facility in Berwyn, Pennsylvania for its corporate headquarters.
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
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 31, 2024, there were approximately 1,700 holders of record of the Company’s common stock.
Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.
Under its share repurchase program, the Company repurchased approximately 55,800 shares of its common stock for $7.8 million in 2023 and approximately 2,673,000 shares of its common stock for $332.8 million in 2022.
The objective and rationale of the share repurchases is to enhance shareholder value through the opportunistic repurchases of the Company’s common stock. The Company takes a balanced approach when determining how to deploy capital, including strategic acquisitions, dividends, and share repurchases. The factors evaluated when considering how to deploy capital include: the Company’s share price, the Company’s cash balances, balance sheet flexibility, business prospects, the leverage of the Company, and other investment opportunities.
Issuer Purchases of Equity Securities
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2023 to October 31, 2023	—	$—	—	$817,325,034
November 1, 2023 to November 30, 2023	8,323	143.46	8,323	816,130,993
December 1, 2023 to December 31, 2023	—	—	—	816,130,993
Total	8,323	$143.46	8,323
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

Securities Authorized for Issuance Under Equity Compensation Plan Information
The following table sets forth information as of December 31, 2023 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,741,164	$101.20	5,526,792
Equity compensation plans not approved by security holders	—	—	—
Total	2,741,164	$101.20	5,526,792

Stock Performance Graph
The following graph and accompanying table compare the cumulative total stockholder return for AMETEK over the last five years ended December 31, 2023 with total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and S&P 500 Industrials. AMETEK’s stock price is a component of both indices. The performance graph and table assume a $100 investment made on December 31, 2018 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$300
$200
$100
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
AMETEK, Inc.
S&P 500
S&P 500 Industrials

	December 31,
	2018	2019	2020	2021	2022	2023
AMETEK, Inc.	$100.00	$148.26	$181.23	$221.68	$212.10	$251.99
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Industrials	100.00	129.37	143.68	174.02	164.49	194.31

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
Business Overview
AMETEK’s operations are affected by global, regional and industry-specific economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to mitigate the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2023, the Company posted record sales, operating income, operating margins, net income, diluted earnings per share, orders, backlog, and operating cash flow. Positive market trends, the Company's record backlog, contributions from recent acquisitions, and continued focus on and implementation of Operational Excellence initiatives had a positive impact on 2023 results. The Company also benefited from its strategic initiatives under AMETEK's four key strategies: Operational Excellence, Strategic Acquisitions, Global & Market Expansion and New Products.
Highlights in 2023 were:
•Net sales for 2023 were a record $6,597.0 million, an increase of $446.5 million or 7.3%, compared with net sales of $6,150.5 million in 2022. The increase in net sales for 2023 was due to a 4% organic sales increase and a 3% increase from acquisitions.
•Net income for 2023 was a record $1,313.2 million, an increase of $153.7 million or 13.3%, compared with $1,159.5 million in 2022.
•Diluted earnings per share for 2023 were a record $5.67, an increase of $0.66 or 13.2%, compared with $5.01 per diluted share in 2022.
•Cash provided by operating activities totaled a record $1,735.3 million in 2023, an increase of $585.9 million or 51.0%, compared with cash provided by operating activities of $1,149.4 million in 2022.
•The Company's backlog of unfilled orders at December 31, 2023 was a record $3,534.1 million.
•During 2023, the Company spent $2,237.9 million in cash, net of cash acquired, to purchase four businesses:
•In March 2023, AMETEK acquired Bison Gear & Engineering Corp. ("Bison"), a designer and manufacturer of custom motion control solutions.
•In August 2023, AMETEK acquired United Electronic Industries ("UEI"), a designer and manufacturer of high-performance test, measurement, simulation and control solutions.
•In October 2023, AMETEK acquired Amplifier Research Corp. ("Amplifier Research"), a leading provider of amplifiers and electromagnetic compatibility testing equipment.

•In December 2023, AMETEK acquired Paragon Medical ("Paragon"), a leading provider of highly engineered medical components and instruments.
•EBITDA (earnings before interest, income taxes, depreciation, and amortization) was a record $2,014.7 million in 2023, compared with $1,829.7 million in 2022.
•The Company continued its emphasis on investment in research, development and engineering, spending $351.7 million in 2023. Approximately 25% of sales in 2023 were from products introduced in the past three years.
Results of Operations
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Net sales:
Electronic Instruments	$4,624,250	$4,229,353	$3,763,758
Electromechanical	1,972,700	1,921,177	1,782,756
Consolidated net sales	$6,596,950	$6,150,530	$5,546,514
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$1,310,962	$1,089,729	$958,183
Electromechanical	496,569	503,593	437,378
Total segment operating income	1,807,531	1,593,322	1,395,561
Corporate administrative expenses	(100,072)	(92,630)	(86,891)
Consolidated operating income	1,707,459	1,500,692	1,308,670
Interest expense	(81,795)	(83,186)	(80,381)
Other (expense) income, net	(19,252)	11,186	(5,119)
Consolidated income before income taxes	$1,606,412	$1,428,692	$1,223,170
______________________
The following “Results of Operations of the year ended December 31, 2023 compared with the year ended December 31, 2022” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statement of Income. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 21, 2023.
Results of Operations for the year ended December 31, 2023 compared with the year ended December 31, 2022
Net sales for 2023 were $6,597.0 million, an increase of $446.5 million or 7.3%, compared with net sales of $6,150.5 million in 2022. The increase in net sales for 2023 was due to a 4% organic sales increase and a 3% increase from acquisitions. EIG net sales were $4,624.3 million in 2023, an increase of 9.3%, compared with $4,229.4 million in 2022. EMG net sales were $1,972.7 million in 2023, an increase of 2.7%, compared with $1,921.2 million in 2022.
Total international sales for 2023 were $3,128.2 million or 47.4% of net sales, an increase of $131.9 million or 4.4%, compared with international sales of $2,996.3 million or 48.7% of net sales in 2022. The increase in international sales was primarily driven by strong demand in Europe and Asia as well as contributions from recent acquisitions. Export shipments from the United States, which are included in total international sales, were $1,732.4 million in 2023, an increase of $43.7 million or 2.6%, compared with $1,688.7 million in 2022.
Orders for 2023 were $6,912.4 million, an increase of $273.3 million or 4.1% compared with $6,639.1 million in 2022. The increase in orders was due to a 7% increase from acquisitions, a 1% favorable effect of foreign currency translation, partially offset by an organic order decrease. The Company’s backlog of unfilled orders at December 31, 2023 was a record $3,534.1 million, an increase of $315.5 million or 9.8%, compared with $3,218.6 million at December 31, 2022.
Segment operating income for 2023 was $1,807.5 million, an increase of $214.2 million or 13.4%, compared with segment operating income of $1,593.3 million in 2022. Segment operating income, as a percentage of net sales, increased to 27.4% in 2023, compared with 25.9% in 2022. Segment operating income and operating margins were positively impacted by the increase in sales discussed above, which was primarily driven by our higher margin businesses, as well as continued benefits from the Company's Operational Excellence initiatives.
Cost of sales for 2023 was $4,212.5 million or 63.9% of net sales, an increase of $207.2 million or 5.2%, compared with $4,005.3 million or 65.1% of net sales for 2022. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for 2023 were $677.0 million or 10.3% of net sales, an increase of $32.4 million or 5.0%, compared with $644.6 million or 10.5% of net sales in 2022. Selling expenses increased primarily due to the increase in net sales discussed above. General and administrative expenses for 2023 were $100.1 million, compared with $92.6 million in 2022. The general and administrative expenses in 2023 include higher employee compensation costs compared to 2022.
Consolidated operating income was $1,707.5 million or 25.9% of net sales for 2023, an increase of $206.8 million or 13.8%, compared with $1,500.7 million or 24.4% of net sales in 2022.
Other expense, net was $19.3 million for 2023, compared with $11.2 million of other income in 2022, a change of $30.5 million. During 2023, the Company recorded lower pension income of $21.1 million and higher acquisition-related due diligence expense compared to 2022.
The effective tax rate for 2023 was 18.3%, compared with 18.8% in 2022. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Net income for 2023 was $1,313.2 million, an increase of $153.7 million or 13.3%, compared with $1,159.5 million in 2022.
Diluted earnings per share for 2023 were $5.67, an increase of $0.66 or 13.2%, compared with $5.01 per diluted share in 2022.
Segment Results
EIG’s net sales totaled $4,624.3 million for 2023, an increase of $394.9 million or 9.3%, compared with $4,229.4 million in 2022. The net sales increase was due to a 6% organic sales increase and a 3% increase from acquisitions.
EIG’s operating income was $1,311.0 million for 2023, an increase of $221.3 million or 20.3%, compared with $1,089.7 million in 2022. EIG’s operating margins were 28.3% of net sales for 2023, compared with 25.8% of net sales in 2022. EIG's operating margins increased in 2023 compared to 2022 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.

EMG’s net sales totaled $1,972.7 million for 2023, an increase of $51.5 million or 2.7%, compared with $1,921.2 million in 2022. The net sales increase was due to a 5% increase from acquisitions, partially offset by an organic sales decrease.
EMG’s operating income was $496.6 million for 2023, a decrease of $7.0 million or 1.4%, compared with $503.6 million in 2022. EMG’s operating margins were 25.2% of net sales for 2023, compared with 26.2% of net sales in 2022. EMG's operating margins were negatively impacted by the dilutive impact of the 2023 acquisitions. In 2022, EMG's operating income included a $7.1 million gain on the sale of a facility, which increased EMG operating margins by 40 basis points. Excluding the dilutive impact of the 2023 acquisitions and the gain on the sale of a facility, EMG operating margins increased 70 basis points compared to 2022.
Liquidity and Capital Resources
Cash provided by operating activities totaled $1,735.3 million in 2023, an increase of $585.9 million or 51.0%, compared with cash provided by operating activities of $1,149.4 million in 2022. The increase in cash provided by operating activities for 2023 was primarily due to improved working capital management and higher net income.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,599.1 million in 2023, compared with $1,010.4 million in 2022. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $2,014.7 million in 2023, compared with $1,829.7 million in 2022. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See "Non-GAAP Financial Measures" for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
Cash used by investing activities totaled $2,376.4 million in 2023, compared with cash used by investing activities of $552.8 million in 2022. In 2023, the Company paid $2,237.9 million, net of cash acquired, to purchase Bison Gear & Engineering Corp., United Electronic Industries, Amplifier Research Corp. and Paragon Medical, compared to $429.7 million, net of cash acquired, to purchase Navitar, Inc. and RTDS Technologies Inc. in 2022. Additions to property, plant and equipment totaled $136.2 million in 2023, compared with $139.0 million in 2022.
Cash provided by financing activities totaled $697.3 million in 2023, compared with $575.7 million of cash used by financing activities in 2022. At December 31, 2023, total debt, net was $3,313.3 million, compared with $2,385.0 million at December 31, 2022. In 2023, total borrowings increased by $892.3 million, compared with a decrease of $73.7 million in 2022. At December 31, 2023, the Company had available borrowing capacity of $1,829.3 million under its revolving credit facility and term loan, including the $700 million accordion feature.
On May 12, 2022, the Company along with certain of its foreign subsidiaries amended and restated its Credit Agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018, with the lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., PNC Bank, National Association, Trust Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents. The credit agreement amends and restates the Company’s existing revolving credit facility to increase the size from $1.5 billion to $2.3 billion and terminates the $800 million term loan. The credit agreement places certain restrictions on allowable additional indebtedness. In November 2021, the Company further amended the Credit Agreement to address the cessation of LIBOR on certain currencies. At December 31, 2023, the Company had $1,116.0 million outstanding on the revolver with a maturity date of May 2027. The amount outstanding under the revolver that the Company expects, but is not required, to repay in 2024 is recorded in current liabilities on the consolidated balance sheet at December 31, 2023.
The debt-to-capital ratio was 27.5% at December 31, 2023, compared with 24.2% at December 31, 2022. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 25.0% at December 31, 2023, compared with 21.4% at December 31, 2022. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the

Company. (See "Non-GAAP Financial Measures" for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
In 2023, the Company repurchased approximately 0.1 million shares of its common stock for $7.8 million, compared with $332.8 million used for repurchases of approximately 2.7 million shares in 2022. Effective May 5, 2022, the Company's Board of Directors approved a $1 billion share repurchase authorization. This authorization replaces an earlier $500 million share repurchase authorization approved by the Board in February 2019. At December 31, 2023, $816.1 million was available under the Company’s Board of Directors authorization for future share repurchases.
Additional financing activities for 2023 included cash dividends paid of $230.3 million, compared with $202.2 million in 2022. Effective February 9, 2023, the Company’s Board of Directors approved a 14% increase in the quarterly cash dividend on the Company’s common stock to $0.25 per common share from $0.22 per common share. Proceeds from the exercise of employee stock options were $50.9 million in 2023, compared with $49.9 million in 2022.
As a result of all of the Company’s cash flow activities in 2023, cash and cash equivalents at December 31, 2023 totaled $409.8 million, compared with $345.4 million at December 31, 2022. At December 31, 2023, the Company had $375.9 million in cash outside the United States, compared with $344.0 million at December 31, 2022. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations for the foreseeable future.
Subsequent Event
Effective February 9, 2024, the Company’s Board of Directors approved a 12% increase in the quarterly cash dividend on the Company’s common stock to $0.28 per common share from $0.25 per common share.
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

Leases expire over a range of years from 2024 to 2032. Most of the leases contain renewal or purchase options, subject to various terms and conditions. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the nature and timing of lease obligations.

Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices. At December 31, 2023, the Company had $723.6 million of purchase obligations due within one year and $66.4 million of purchase obligations due in more than one year.
The Company has standby letters of credit and surety bonds of $193.6 million related to performance and payment guarantees at December 31, 2023. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

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

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net income	$1,313.2	$1,159.5	$990.1
Add (deduct):
Interest expense	81.8	83.2	80.4
Interest income	(11.1)	(1.7)	(1.4)
Income taxes	293.2	269.2	233.1
Depreciation	122.5	113.7	108.5
Amortization	215.1	205.8	183.6
Total adjustments	701.5	670.2	604.2
EBITDA	$2,014.7	$1,829.7	$1,594.3
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

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash provided by operating activities	$1,735.3	$1,149.4	$1,160.5
Deduct: Capital expenditures	(136.2)	(139.0)	(110.7)
Free cash flow	$1,599.1	$1,010.4	$1,049.8
Net debt represents total debt, net minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. The following table presents the reconciliation of total debt, net reported in accordance with U.S. GAAP to net debt:

	December 31,
	2023	2022
	(In millions)
Total debt, net	$3,313.3	$2,385.0
Less: Cash and cash equivalents	(409.8)	(345.4)
Net debt	2,903.5	2,039.6
Stockholders’ equity	8,730.2	7,476.5
Capitalization (net debt plus stockholders’ equity)	$11,633.7	$9,516.1
Net debt as a percentage of capitalization	25.0%	21.4%

Internal Reinvestment
Capital Expenditures
Capital expenditures were $136.2 million or 2.1% of net sales in 2023, compared with $139.0 million or 2.3% of net sales in 2022. In 2023, approximately 64% of capital expenditures were for improvements to existing equipment or additional equipment to increase productivity and expand capacity. Capital expenditures in 2024 are expected to be approximately 2% of net sales, with a continued emphasis on spending to improve productivity.
Research, Development and Engineering
The Company is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products and solutions. Research, development and engineering costs before customer reimbursement were $351.7 million in 2023, $322.1 million in 2022 and $299.6 million in 2021. These amounts included research and development expenses of $220.8 million, $198.8 million and $194.2 million in 2023, 2022, and 2021, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.
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
•Business Combinations. The Company allocates the purchase price of an acquired company, including when applicable, the acquisition date fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. Third party appraisal firms and other consultants are engaged to assist management in determining the fair values of certain assets acquired and liabilities assumed. In the absence of a third party appraisal, the Company uses internal valuation estimates based on pertinent data from comparable prior acquisitions. Estimating fair values requires significant judgments, estimates and assumptions, including but not limited to: discount rates, future cash flows and the economic lives of trade names, technology, and customer relationships. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.
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
The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2023, goodwill and other indefinite-lived intangible assets totaled $7,471.4 million or 49.7% of the Company’s total assets. The Company completed its required annual qualitative goodwill impairment test in the fourth quarter of 2023 and determined that the carrying values of the Company’s goodwill was not impaired. The Company completed its required annual indefinite-lived intangibles impairment tests in the fourth quarter of 2023 and determined that the carrying values of certain of the Company’s indefinite-lived intangibles were impaired primarily as a result of higher discount rates associated with higher interest rates, as well as decreased forecasted sales growth of specific product lines. As a result, in the fourth quarter of 2023, the Company recorded an immaterial non-cash impairment charge related to certain of the Company's trade names. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.
•Pensions. The Company has U.S. and foreign defined benefit and defined contribution pension plans. The most significant elements in determining the Company’s pension income or expense are the assumed pension liability discount rate and the expected return on plan assets. The pension discount rate reflects the current interest rate at which the pension liabilities could be settled at the valuation date. At the end of each year, the Company determines the assumed discount rate to be used to discount plan liabilities. In estimating this rate for 2023, the Company considered rates of return on high-quality, fixed-income investments that have maturities consistent with the anticipated funding requirements of the plan. In estimating the U.S. and foreign discount rates, the Company’s actuaries developed a customized discount rate appropriate to the plans’ projected benefit cash flow based on yields derived from a database of long-term bonds at consistent maturity dates. The Company determines the expected long-term rate of return based primarily on its expectation of future returns for the pension plans’ investments. Additionally, the Company considers historical returns on comparable fixed-income and equity investments and adjusts its estimate as deemed appropriate.
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
The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.
The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, AMETEK, Inc. conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The Company acquired Bison Gear & Engineering Corp. ("Bison") in March 2023, United Electronic Industries ("UEI") in August 2023, Amplifier Research Corp. ("Amplifier Research") in October 2023, and Paragon Medical ("Paragon") in December 2023. As permitted by the U.S. Securities and Exchange Commission staff interpretative guidance for newly acquired businesses, the Company excluded Bison, UEI, Amplifier Research, and Paragon from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Bison, UEI, Amplifier Research, and Paragon constituted 15.8% of total assets as of December 31, 2023 and 1.7% of net sales for the year then ended.
The Company’s internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DAVID A. ZAPICO	/s/ WILLIAM J. BURKE
Chairman of the Board and Chief Executive Officer	Executive Vice President – Chief Financial Officer

February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of AMETEK, Inc.

Opinion on Internal Control over Financial Reporting

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMETEK, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bison Gear & Engineering, United Electronic Industries, Amplifier Research Corp., and Paragon Medical, which are included in the 2023 consolidated financial statements of the Company and constituted 15.8% of total assets as of December 31, 2023 and 1.7% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Bison Gear & Engineering, United Electronic Industries, Amplifier Research Corp., and Paragon Medical.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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
Philadelphia, Pennsylvania
February 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Shareholders and Board of Directors of AMETEK, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AMETEK, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

Impairment Assessment of Indefinite Lived Intangible Assets (other than Goodwill)

Description of the Matter
At December 31, 2023, the Company’s indefinite lived intangible assets (other than goodwill) totaled $1,023.8 million, consisting of trademarks and trade names. As described in Note 1 to the consolidated financial statements, indefinite lived intangible assets are not amortized but are tested for impairment at least annually in the Company’s fourth quarter.

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

Accounting for the Provisional Fair Value of the Intangibles from the Acquisition of Paragon Medical

Description of the Matter	As described in Note 6 to the consolidated financial statements, the Company completed the acquisition of Paragon Medical in December 2023 for consideration of $1.9 billion, net of cash acquired. This acquisition has been accounted for as a business combination and the acquisition accounting was disclosed as provisional as of December 31, 2023.

Auditing the Company’s estimated fair value of the acquired intangible assets for the acquisition of Paragon Medical was judgmental due to the subjectivity of the key inputs used by management in the internal valuation of the acquired identifiable intangible assets in the provisional purchase accounting. The key inputs to the fair value of the intangible assets of Paragon Medical included the comparison of the revenue growth and profitability of Paragon Medical compared to similar previous acquisitions by the Company.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of the fair value of the acquired intangible assets of Paragon Medical. For example, we tested controls over the valuation of acquired identifiable intangible assets including controls over management’s review of the key inputs described above.

To test the provisional estimated fair value of the acquired intangible assets, we performed audit procedures that included, among others, assessing the reasonableness of the internal valuation utilized by management and comparing the key inputs in the internal valuation discussed above to previous comparable acquisitions of the Company. We also performed sensitivity analyses of the key inputs to evaluate the changes in the fair value estimates of the acquired identifiable intangible assets that would result from changes in the key inputs.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1930.

Philadelphia, Pennsylvania
February 22, 2024

AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$6,596,950	$6,150,530	$5,546,514
Cost of sales	4,212,485	4,005,261	3,633,900
Selling, general and administrative	677,006	644,577	603,944
Total operating expenses	4,889,491	4,649,838	4,237,844
Operating income	1,707,459	1,500,692	1,308,670
Interest expense	(81,795)	(83,186)	(80,381)
Other (expense) income, net	(19,252)	11,186	(5,119)
Income before income taxes	1,606,412	1,428,692	1,223,170
Provision for income taxes	293,224	269,150	233,117
Net income	$1,313,188	$1,159,542	$990,053
Basic earnings per share	$5.70	$5.04	$4.29
Diluted earnings per share	$5.67	$5.01	$4.25
Weighted average common shares outstanding:
Basic shares	230,519	230,208	230,955
Diluted shares	231,509	231,536	232,813
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$1,313,188	$1,159,542	$990,053
Other comprehensive income (loss):
Amounts arising during the period – gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	88,613	(123,756)	(47,331)
Change in long-term intercompany notes	5,420	(21,419)	(16,333)
Net investment hedge instruments (loss) gain, net of tax of $8,058, $(17,070) and ($12,631) in 2023, 2022 and 2021, respectively	(24,744)	52,416	39,047
Defined benefit pension plans:
Net actuarial gain (loss), net of tax of $(3,396), $4,769 and ($15,298) in 2023, 2022 and 2021, respectively	11,869	(18,238)	46,049
Amortization of net actuarial loss, net of tax of ($2,801), ($2,111) and ($4,103) in 2023, 2022 and 2021, respectively	8,769	6,420	12,249
Amortization of prior service costs, net of tax of $(25), ($25) and $(114) in 2023, 2022 and 2021, respectively	76	76	343
Other comprehensive income (loss)	90,003	(104,501)	34,024
Total comprehensive income	$1,403,191	$1,055,041	$1,024,077
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$409,804	$345,386
Receivables	1,012,932	919,335
Inventories, net	1,132,471	1,044,284
Other current assets	269,461	219,053
Total current assets	2,824,668	2,528,058
Property, plant and equipment, net	891,293	635,641
Right of use assets, net	229,723	170,295
Goodwill	6,447,629	5,372,562
Other intangibles, net	4,165,317	3,342,085
Investments and other assets	464,903	382,479
Total assets	$15,023,533	$12,431,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$1,417,915	$226,079
Accounts payable	516,588	497,134
Customer advanced payments	375,513	357,674
Income taxes payable	69,567	48,171
Accrued liabilities and other	502,990	435,144
Total current liabilities	2,882,573	1,564,202
Long-term debt, net	1,895,432	2,158,928
Deferred income taxes	836,695	694,267
Other long-term liabilities	678,642	537,211
Total liabilities	6,293,342	4,954,608
Stockholders’ equity:
Preferred stock,$0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 800,000,000 shares; issued: 2023 – 269,284,250 shares; 2022 – 268,588,293 shares	2,709	2,700
Capital in excess of par value	1,168,694	1,094,236
Retained earnings	9,940,343	8,857,485
Accumulated other comprehensive loss	(484,942)	(574,945)
Treasury stock: 2023 – 38,354,154 shares; 2022 – 38,537,635 shares	(1,896,613)	(1,902,964)
Total stockholders’ equity	8,730,191	7,476,512
Total liabilities and stockholders’ equity	$15,023,533	$12,431,120
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—
Common stock, $0.01 par value
Balance at the beginning of the year	2,700	2,689	2,676
Shares issued	9	11	13
Balance at the end of the year	2,709	2,700	2,689
Capital in excess of par value
Balance at the beginning of the year	1,094,236	1,012,526	921,752
Issuance of common stock under employee stock plans	28,259	34,335	44,671
Share-based compensation costs	46,199	47,375	46,103
Balance at the end of the year	1,168,694	1,094,236	1,012,526
Retained earnings
Balance at the beginning of the year	8,857,485	7,900,113	7,094,656
Net income	1,313,188	1,159,542	990,053
Cash dividends paid	(230,329)	(202,169)	(184,595)
Other	(1)	(1)	(1)
Balance at the end of the year	9,940,343	8,857,485	7,900,113
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the year	(368,124)	(275,365)	(250,748)
Translation adjustments	88,613	(123,756)	(47,331)
Change in long-term intercompany notes	5,420	(21,419)	(16,333)
Net investment hedge instruments (loss) gain, net of tax of $8,058, $(17,070) and ($12,631) in 2023, 2022 and 2021, respectively	(24,744)	52,416	39,047
Balance at the end of the year	(298,835)	(368,124)	(275,365)
Defined benefit pension plans:
Balance at the beginning of the year	(206,821)	(195,079)	(253,720)
Net actuarial gain (loss), net of tax of $(3,396), $4,769 and ($15,298) in 2023, 2022 and 2021, respectively	11,869	(18,238)	46,049
Amortization of net actuarial loss, net of tax of ($2,801), ($2,111) and ($4,103) in 2023, 2022 and 2021, respectively	8,769	6,420	12,249
Amortization of prior service costs, net of tax of $(25), ($25) and $(114) in 2023, 2022 and 2021, respectively	76	76	343
Balance at the end of the year	(186,107)	(206,821)	(195,079)
Accumulated other comprehensive loss at the end of the year	(484,942)	(574,945)	(470,444)
Treasury stock
Balance at the beginning of the year	(1,902,964)	(1,573,000)	(1,565,270)
Issuance of common stock under employee stock plans	14,123	2,857	6,981
Purchase of treasury stock	(7,772)	(332,821)	(14,711)
Balance at the end of the year	(1,896,613)	(1,902,964)	(1,573,000)
Total stockholders’ equity	$8,730,191	$7,476,512	$6,871,884
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash provided by (used for):
Operating activities:
Net income	$1,313,188	$1,159,542	$990,053
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	337,636	319,427	292,112
Deferred income taxes	(91,903)	(67,818)	(29,762)
Share-based compensation expense	46,199	47,375	46,103
Gain on sale of business/investment	—	(3,584)	(6,349)
Gain on sale of facilities	(120)	(7,054)	—
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	8,451	(86,713)	(172,791)
Decrease (increase) in inventories and other current assets	56,619	(322,467)	(129,593)
Increase in payables, accruals and income taxes	10,433	95,481	212,101
Increase (decrease) in other long-term liabilities	67,283	47,226	(35,104)
Pension contributions	(8,671)	(8,959)	(10,277)
Other, net	(3,819)	(23,083)	3,964
Total operating activities	1,735,296	1,149,373	1,160,457
Investing activities:
Additions to property, plant and equipment	(136,249)	(139,005)	(110,671)
Purchases of businesses, net of cash acquired	(2,237,910)	(429,714)	(1,959,218)
Proceeds from sale of business/investment	—	3,734	12,000
Proceeds from sale of facilities	880	11,754	2,341
Other, net	(3,151)	471	(294)
Total investing activities	(2,376,430)	(552,760)	(2,055,842)
Financing activities:
Net change in short-term borrowings	892,282	(73,691)	243,615
Repayments of long-term borrowings	—	—	(59,718)
Repurchases of common stock	(7,772)	(332,821)	(14,711)
Cash dividends paid	(230,329)	(202,169)	(184,595)
Proceeds from stock option exercises	50,850	49,937	60,297
Other, net	(7,748)	(16,955)	(5,551)
Total financing activities	697,283	(575,699)	39,337
Effect of exchange rate changes on cash and cash equivalents	8,269	(22,300)	(10,002)
Increase (decrease) in cash and cash equivalents	64,418	(1,386)	(866,050)
Cash and cash equivalents:
Beginning of year	345,386	346,772	1,212,822
End of year	$409,804	$345,386	$346,772
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
Accounts Receivable
The Company maintains allowances for estimated credit losses resulting from the inability of customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses, on all accounts receivable and contract assets, which considers risk of future credit losses based on factors such as historical experience, contract terms, as well as general and market business conditions, country, and political risk. Balances are written off when considered uncollectible. Bad debt expense was $4.0 million in 2023, $3.7 million in 2022 and $1.2 million in 2021. At December 31, 2023 and 2022, the allowance for estimated credit losses was $13.2 million and $14.1 million, respectively.
Inventories
The Company predominantly uses the first-in, first-out (“FIFO”) method of inventory accounting, which approximates current replacement cost, at December 31, 2023. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for 9% of the Company’s inventory at December 31, 2023. For inventories where cost is determined by the LIFO method, the FIFO value would have been $39.0 million and $40.3 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2023 and 2022, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Depreciation expense was $122.5 million, $113.7 million and $108.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
During the fourth quarter of 2023, the Company completed its annual goodwill impairment tests and elected to perform a qualitative assessment.
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
The Company completed its required annual impairment tests in the fourth quarter of 2023, 2022, and 2021 and determined that the carrying values of the Company's goodwill were not impaired. The Company completed its required annual indefinite-lived intangibles impairment test as of October 1, 2023 and determined that the carrying values of certain of the Company's trademarks and trade names with indefinite lives were impaired primarily as a result of higher discount rates associated with higher interest rates, as well as decreased forecasted sales growth of specific product lines. As a result, during the fourth quarter of 2023, the Company recorded an immaterial non-cash impairment charge related to certain of the Company's trade names. The Company completed its required annual impairment test in the fourth quarter of 2022 and determined that the carrying values of certain of the Company's trademarks and trade names with indefinite lives were impaired and as a result, during the fourth quarter of 2022, the Company recorded an immaterial non-cash impairment charge related to certain of the Company's trade names. The

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Company completed its required annual impairment test in the fourth quarter of 2021 and determined that the carrying values of the Company's other intangible assets with indefinite lives were not impaired.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Research and Development
Research and development costs are included in Cost of sales as incurred and were $220.8 million in 2023, $198.8 million in 2022 and $194.2 million in 2021.
Shipping and Handling Costs
Shipping and handling costs are included in Cost of sales and were $77.9 million in 2023, $103.7 million in 2022 and $86.1 million in 2021.
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

	2023	2022	2021
	(In thousands)
Weighted average shares:
Basic shares	230,519	230,208	230,955
Equity-based compensation plans	990	1,328	1,858
Diluted shares	231,509	231,536	232,813

The calculation of diluted earnings per share for 2022 excluded an immaterial number of stock options because the exercise prices of these stock options exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive. There were no antidilutive shares in 2023 and 2021.

2. Recent Accounting Pronouncements
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company has not determined the impact ASU 2023-07 may have on the Company’s financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply its guidance prospectively with an option for retroactive application to each period in the financial statements. The Company has not determined the impact ASU 2023-09 may have on the Company’s financial statement disclosures.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Revenues
The outstanding contract asset and liability accounts were as follows:

	2023	2022
	(In thousands)
Contract assets – January 1	$119,741	$95,274
Contract assets – December 31	140,826	119,741
Change in contract assets – increase	21,085	24,467
Contract liabilities – January 1	398,692	328,816
Contract liabilities – December 31	432,830	398,692
Change in contract liabilities – (increase)	(34,138)	(69,876)
Net change	$(13,053)	$(45,409)
The net change in 2023 and 2022 was primarily driven by the receipt of advance payments from customers exceeding the recognition of revenue and customer advance payments from acquired businesses. For the years ended December 31, 2023 and 2022, the Company recognized revenue of $345 million and $272 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At December 31, 2023 and 2022, $57.3 million and $41.0 million, respectively, of Customer advanced payments (contract liabilities) were recorded in Other long-term liabilities in the consolidated balance sheet.
The remaining performance obligations exceeding one year as of December 31, 2023 and 2022 were $607.5 million and $526.0 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the year ended December 31:

	2023
	EIG	EMG	Total
	(In thousands)
United States	$2,377,316	$1,091,468	$3,468,784
International(1):
United Kingdom	99,718	114,770	214,488
European Union countries	518,758	426,219	944,977
Asia	1,175,703	202,425	1,378,128
Other foreign countries	452,755	137,818	590,573
Total international	2,246,934	881,232	3,128,166
Consolidated net sales	$4,624,250	$1,972,700	$6,596,950
_________________
(1)Includes U.S. export sales of $1,732.4 million.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
_________________
(1)Includes U.S. export sales of $1,475.6 million

Major Products and Services
The Company’s major products and services in the reportable segments were as follows for the year ended December 31:

	2023
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$3,267,698	$—	$3,267,698
Aerospace and power	1,356,552	588,446	1,944,998
Automation and engineered solutions	—	1,384,254	1,384,254
Consolidated net sales	$4,624,250	$1,972,700	$6,596,950

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2022
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$3,061,263	$—	$3,061,263
Aerospace and power	1,168,090	549,735	1,717,825
Automation and engineered solutions	—	1,371,442	1,371,442
Consolidated net sales	$4,229,353	$1,921,177	$6,150,530

	2021
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$2,627,476	$—	$2,627,476
Aerospace and power	1,136,282	506,925	1,643,207
Automation and engineered solutions	—	1,275,831	1,275,831
Consolidated net sales	$3,763,758	$1,782,756	$5,546,514

Timing of Revenue Recognition
The Company’s timing of revenue recognition was as follows for the year ended December 31:

	2023
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,831,321	$1,772,329	$5,603,650
Products and services transferred over time	792,929	200,371	993,300
Consolidated net sales	$4,624,250	$1,972,700	$6,596,950

	2022
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,471,118	$1,680,558	$5,151,676
Products and services transferred over time	758,235	240,619	998,854
Consolidated net sales	$4,229,353	$1,921,177	$6,150,530

	2021
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,048,819	$1,596,911	$4,645,730
Products and services transferred over time	714,939	185,845	900,784
Consolidated net sales	$3,763,758	$1,782,756	$5,546,514

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
Changes in the accrued product warranty obligation were as follows:

	2023	2022	2021
	(In thousands)
Balance at the beginning of the year	$26,487	$27,478	$27,839
Accruals for warranties issued during the year	23,308	11,414	11,518
Settlements made during the year	(14,219)	(11,835)	(13,669)
Warranty accruals related to acquired businesses and other during the year	1,511	(570)	1,790
Balance at the end of the year	$37,087	$26,487	$27,478

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

The following tables provide the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31:

	2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$11,922	$11,922	$—	$—
Foreign currency forward contracts	2,035	—	2,035	—

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$9,856	$9,856	$—	$—
Foreign currency forward contracts	3,032	—	3,032	—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of long-term assets in the consolidated balance sheet. For the years ended December 31, 2023 and 2022, gains and losses on the investments were not significant.
Foreign Currency
At December 31, 2023, the Company had a Euro forward contract for a notional value of 50.0 million Euros. At December 31, 2022 the Company had a Euro forward contract for a total notional value of 40.0 million Euros and a Canadian dollar forward contract for a notional value of 26.5 million Canadian dollars. Foreign currency forward contracts are valued as level 2 assets as they are corroborated by foreign currency exchange rates and shown as a component of other current assets in the consolidated balance sheet. For the year ended December 31, 2023 and 2022, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as accounting hedges.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at December 31, 2023 and 2022 in the consolidated balance sheet.
The fair value of short-term borrowings, net approximates the carrying value. The Company’s long-term debt, net is all privately held with no public market for this debt, therefore, the fair value of long-term debt, net was computed based on comparable current market data for similar debt instruments and is considered to be a level 3 liability. At December 31, 2023 and 2022, the fair value of long-term debt (including current portion) was $2,087.6 million and $2,010.9 million and the recorded amount of long-term debt (including current portion) was $2,197.5 million and $2,161.6 million, respectively. See Note 10 for long-term debt principal amounts, interest rates and maturities.
5. Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2023, and 2022, these net investment hedges included British-pound and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At December 31, 2023 and 2022, the Company had $286.6 million and $271.7 million, respectively, of British-pound denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At December 31, 2023 and 2022, the Company had $580.8 million and $572.1 million, respectively, in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound and Euro-denominated loans being designated and 100% effective as net investment hedges, $32.8 million of pre-tax currency remeasurement losses and $69.5 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2023 and 2022, respectively.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. Acquisitions
The Company spent $2,237.9 million in cash, net of cash acquired, to acquire Paragon Medical ("Paragon") in December 2023, Amplifier Research Corp. ("Amplifier Research") in October 2023, United Electronic Industries ("UEI") in August 2023, and Bison Gear & Engineering Corp. ("Bison") in March 2023. Paragon is a leading provider of highly engineered medical components and instruments. Amplifier Research is a leading manufacturer of radio frequency and microwave amplifiers and electromagnetic compatibility testing equipment. Bison is a leading manufacturer of highly engineered motion control solutions serving diverse markets and applications. UEI is a leading provider of data acquisition and control solutions for the aerospace, defense, energy and semiconductor industries. UEI and Amplifier Research are part of EIG. Paragon and Bison are part of EMG.

The following table represents the allocation of the purchase price for the net assets of the 2023 acquisitions based on the estimated fair values at acquisition (in millions):

	Paragon Medical	Other Acquisitions	Total
	(in millions)
Property, plant and equipment	$211.4	$23.7	$235.1
Goodwill	907.0	104.7	1,011.7
Other intangible assets	874.0	171.3	1,045.3
Deferred income taxes	(213.4)	(10.7)	(224.1)
ROU lease asset	51.4	4.4	55.8
Lease liabilities	(51.0)	(4.5)	(55.5)
Net working capital and other(1)	112.8	56.8	169.6
Total cash paid	$1,892.2	$345.7	$2,237.9
______________________
(1)Includes $94.2 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions. Paragon's portfolio of single-use and consumable surgical instruments and implantable components meaningfully expands the Company's presence in the MedTech market and complements the Company's existing medical businesses. Amplifier Research's expertise and capability in amplifier design complements the Company's existing capabilities in the electromagnetic compatibility testing market. UEI's innovative solutions complement the Company's existing testing and data acquisition expertise. Bison's engineering expertise and broad product portfolio complement the Company's existing motion control and automation solutions business. The Company expects approximately $180.6 million of the goodwill relating to the acquisitions will be tax deductible in future years.
At December 31, 2023, the purchase price allocated to other intangible assets of $1,045.3 million consists of $145.1 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $900.2 million of other intangible assets consists of $696.4 million of customer relationships, which are being amortized over a period of 19 to 20 years and $203.8 million of purchased technology, which is being amortized over a period of 10 to 20 years. Amortization expense for each of the next five years for the acquisitions is expected to be $49.7 million per year.
The Company finalized its measurements of certain tangible and intangible assets and liabilities for its September 2022 acquisition of Navitar, Inc., its October 2022 acquisition of RTDS Technologies and its March 2023 acquisition of Bison, which had no material impact to the consolidated statement of income and balance sheet. The Company is in the process of finalizing the measurement of the intangible assets, tangible assets, and liabilities for its acquisitions of Amplifier Research and UEI, as well as, the accounting for income taxes.
The initial accounting for the Paragon acquisition is incomplete, related to finalizing the measurement of the acquired tangible and intangible assets and liabilities, as well as, the associated income tax considerations. All

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
amounts could change, potentially materially, as there is significant additional information that the Company must obtain to finalize the valuations of the assets acquired and liabilities assumed, and to finalize the value of the intangible assets, primarily due to the proximity of the acquisition date to the balance sheet date of December 31, 2023.
The acquisitions had an immaterial impact on reported net sales, net income, and diluted earnings per share for the year ended December 31, 2023. Had the acquisitions been made at the beginning of 2023 or 2022, unaudited pro forma net income and diluted earnings per share for the year ended December 31, 2023 and 2022, would not have been materially different than the amounts reported. Had the acquisitions been made at the beginning of 2023 or 2022, unaudited pro forma net sales would have been approximately 8% higher than reported amounts for the year ended December 31, 2023 and would have been approximately 11% higher than reported amounts for the year ended December 31, 2022.
In 2022, the Company spent $429.7 million in cash, net of cash acquired, to acquire Navitar, Inc.("Navitar") in September 2022 and RTDS Technologies Inc. ("RTDS") in October 2022. Navitar is a market leader in the design, development and manufacturing of customized, fully integrated optical imaging systems, cameras, components and software. RTDS is a leading provider of real-time power simulation systems used by utilities, and research and education institutions in the development and testing of the electric power grid and renewable energy applications. Navitar and RTDS are part of EIG.
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

7. Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2021	$4,073.8	$1,164.9	$5,238.7
Goodwill acquired	197.8	—	197.8
Purchase price allocation adjustments and other	1.8	—	1.8
Foreign currency translation adjustments	(37.3)	(28.4)	(65.7)
Balance at December 31, 2022	4,236.1	1,136.5	5,372.6
Goodwill acquired	79.3	932.4	1,011.7
Purchase price allocation adjustments and other	24.8	—	24.8
Foreign currency translation adjustments	24.8	13.7	38.5
Balance at December 31, 2023	$4,365.0	$2,082.6	$6,447.6

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other intangible assets were as follows at December 31:

	2023	2022
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$47,239	$46,418
Purchased technology	914,100	722,277
Customer lists	3,743,457	3,023,762
	4,704,796	3,792,457
Accumulated amortization:
Patents	(38,105)	(37,215)
Purchased technology	(334,229)	(269,155)
Customer lists	(1,190,906)	(1,033,658)
	(1,563,240)	(1,340,028)
Net intangible assets subject to amortization	3,141,556	2,452,429
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	1,023,761	889,656

	$4,165,317	$3,342,085
Amortization expense was $215.1 million, $205.8 million, and $183.6 for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense for each of the next five years is expected to approximate $251 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Other Consolidated Balance Sheet Information

	December 31,
	2023	2022
	(In thousands)
INVENTORIES, NET
Finished goods and parts	$136,003	$130,989
Work in process	165,914	138,043
Raw materials and purchased parts	830,554	775,252
	$1,132,471	$1,044,284
PROPERTY, PLANT AND EQUIPMENT, NET
Land	$67,195	$55,915
Buildings	455,015	365,679
Machinery and equipment	1,479,702	1,199,600
	2,001,912	1,621,194
Less: Accumulated depreciation	(1,110,619)	(985,553)
	$891,293	$635,641
ACCRUED LIABILITIES AND OTHER
Employee compensation and benefits	$228,389	$213,478
Product warranty obligation	37,087	26,487
Realignment	41,540	34,394
Short term lease liability	61,055	46,366
Other	134,919	114,419
	$502,990	$435,144

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. Income Taxes
The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2023	2022	2021
	(In thousands)
Income before income taxes:
Domestic	$1,026,113	$893,478	$958,206
Foreign	580,299	535,214	264,964
Total	$1,606,412	$1,428,692	$1,223,170
Provision for income taxes:
Current:
Federal	$206,477	$183,619	$99,706
Foreign	144,476	119,148	146,890
State	34,173	34,201	16,282
Total current	385,126	336,968	262,878
Deferred:
Federal	(69,956)	(37,810)	23,538
Foreign	(15,113)	(20,818)	(56,572)
State	(6,833)	(9,190)	3,273
Total deferred	(91,902)	(67,818)	(29,761)
Total provision	$293,224	$269,150	$233,117

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2023	2022
	(In thousands)
Non-current deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation (1)	$63,447	$43,594
Reserves not currently deductible	(130,761)	(131,958)
Pensions	75,834	66,558
Differences in basis of intangible assets and accelerated amortization	880,666	726,525
Net operating loss carryforwards	(109,065)	(54,318)
Share-based compensation	(14,296)	(13,279)
Foreign Tax Credit Carryforwards	(9,327)	(2,317)
Unremitted earnings	15,033	12,429
Other	(25,893)	(13,448)
	745,638	633,786
Less: Valuation allowance	16,766	9,613
	762,404	643,399
Portion included in non-current assets	74,291	50,868
Gross non-current deferred tax liability	$836,695	$694,267
______________________
(1)Presented net of deferred tax assets of approximately $49.6 million and $34.1 million at December 31, 2023 and 2022, respectively, resulting from lease obligations.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2023	2022	2021
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.3	1.6	1.5
Foreign operations, net	0.4	(1.0)	(0.4)
U.S. Benefits for Manufacturing, Export and credits	(3.2)	(2.9)	(2.6)
Uncertain Tax Items	1.0	1.0	(0.1)
Stock compensation	(0.6)	(0.9)	(1.7)
U.S. Tax / (Benefit) on Foreign Earnings	(2.0)	(0.5)	1.0
Other	0.4	0.5	0.3
Consolidated effective tax rate	18.3%	18.8%	19.0%

The Company elected to pay the cash tax cost of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries over an eight-year period. As of December 31, 2023, the Company has a remaining cash tax obligation of $35.9 million, $9.0 million is classified as current and the remaining portion is classified as non-current.
The Company has evaluated the impact of the global intangible low-taxed income (“GILTI”) section of the Tax Act and has made a tax accounting policy election to record the annual tax cost of GILTI as a current period expense when incurred and, as such, will not be measuring an impact of GILTI in its determination of deferred taxes.
As a result of the one-time mandatory deemed repatriation and the taxable inclusions under the GILTI provisions of the Tax Act, the Company has approximately $938.1 million in previously taxed income (“PTI”) as of December 31, 2023 which can be repatriated without incremental U.S. Federal tax. The Company intends to reinvest its earnings indefinitely in operations outside the United States except to the extent of the PTI. There has been no provision for U.S. deferred income taxes for the undistributed earnings over PTI of approximately $385.4 million and $60.4 million at December 31, 2023 and 2022 respectively because determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.
As of December 31, 2023, and 2022, the Company recorded deferred income taxes totaling $15.0 million and $12.4 million respectively in state income and foreign withholding taxes expected to be incurred when the cash amounts related to the previously taxed income are ultimately repatriated to the U.S.
The Company is acquisitive and at times acquires entities with tax attributes (net operating losses or tax credits) that carry over to post-acquisition tax periods of the Company. At December 31, 2023, the Company had tax effected benefits, net of uncertain tax positions of $109.0 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $1.9 million for federal income tax purposes with no valuation allowance for the U.S. consolidated group, $8.8 million for state income tax purposes with a valuation allowance of $2.8 million, and $98.3 million for foreign income tax purposes with a valuation allowance of $4.7 million. The federal and state net operating loss carryforwards, if not used, will expire between 2024 and 2043. The majority of the foreign net operating loss carryforwards can be carried forward indefinitely with the remaining portion set to expire between 2028 and 2043, if not used.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2023, the Company had tax effected benefits of $17.5 million related to tax credit carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This primarily includes foreign tax credit carryforwards of $9.3 million, $7.0 million for state income tax purposes with a valuation allowance of $2.7 million, and $0.6 million for foreign income tax purposes with a valuation allowance of $0.6 million. These tax credit carryforwards, if not used, will expire between 2024 and 2043.
As of December 31, 2023, the Company has $13.2 million of IRC Section 163(j) interest expense limitation carryforwards which have an indefinite carryforward period.
The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance relates to deferred tax assets established for federal, state, and foreign net operating losses, credit carryforwards, and other miscellaneous timing items. In 2023, the Company recorded a net increase of $7.2 million in the valuation allowance. The increase primarily relates to a valuation allowance of $4.0 million recorded against non-depreciable UK fixed assets which have been deemed unlikely to meet the recognition criteria. The remainder of the increase relates to valuation allowances recorded against foreign net operating losses and tax credits in the amounts of $2 million and $0.6 million respectively.
At December 31, 2023, the Company had gross unrecognized tax benefits of $233.5 million, of which $185.2 million, if recognized, would impact the effective tax rate. At December 31, 2022, the Company had gross unrecognized tax benefits of $174.7 million, of which $128.5 million, if recognized, would impact the effective tax rate.
At December 31, 2023 and 2022, the Company reported $18.3 million and $12.4 million, respectively, related to interest and penalties as a component of other long term liabilities in the consolidated balance sheet. During 2023, the Company recognized a net expense of $5.9 million, and in 2022 net expense of $3.2 million, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.
Approximately 56% of the Company’s overall tax liability is incurred in the United States. The Company files income tax returns in various other state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. At December 31, 2023, the Internal Revenue Service ("IRS") audit of the Company's consolidated U.S. income tax returns for the year 2018 and 2019 is ongoing. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.
During 2023, the Company added $75.5 million of tax, interest and penalties related to identified uncertain tax positions and reversed $10.7 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2022, the Company added $43.4 million of tax, interest and penalties related to identified uncertain tax positions and reversed $4.4 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2023	2022	2021
	(In millions)
Balance at the beginning of the year	$174.7	$147.0	$100.7
Additions for tax positions related to the current year	32.1	29.3	41.4
Additions for tax positions of prior years	34.0	2.1	34.9
Reductions for tax positions of prior years	(0.6)	(1.0)	(1.5)
Reductions related to settlements with taxing authorities	(0.1)	(0.2)	(0.1)
Reductions due to statute expirations	(6.6)	(2.5)	(28.4)
Balance at the end of the year	$233.5	$174.7	$147.0
In 2023, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to certain higher transfer pricing risks for intangible assets. The reductions above primarily relate to statute expirations. The net increase of $58.8 million in uncertain tax positions resulted in an increase of $34.8 million to income tax expense and the remainder primarily in goodwill. At December 31, 2023, tax, interest and penalties of $241.7 million were classified as a non-current liability and $10.2 million was reflected as a reduction against deferred tax assets.
10. Debt
Long-term debt, net consisted of the following at December 31:

	2023	2022
	(In thousands)
U.S. dollar 3.73% senior notes due September 2024	$300,000	$300,000
U.S. dollar 3.91% senior notes due June 2025	50,000	50,000
U.S. dollar 3.96% senior notes due August 2025	100,000	100,000
U.S. dollar 4.18% senior notes due December 2025	275,000	275,000
U.S. dollar 3.83% senior notes due September 2026	100,000	100,000
U.S. dollar 4.32% senior notes due December 2027	250,000	250,000
U.S. dollar 4.37% senior notes due December 2028	50,000	50,000
U.S. dollar 3.98% senior notes due September 2029	100,000	100,000
U.S. dollar 4.45% senior notes due August 2035	50,000	50,000
British pound 2.59% senior note due November 2028	191,076	181,157
British pound 2.70% senior note due November 2031	95,543	90,579
Euro 1.34% senior notes due October 2026	331,770	320,808
Euro 1.71% senior notes due December 2027	82,945	80,205
Euro 1.53% senior notes due October 2028	221,203	213,894
Revolving credit facility borrowings	1,116,000	219,000
Other, principally foreign	5,534	11,759
Less: Debt issuance costs	(5,724)	(7,395)
Total debt, net	3,313,347	2,385,007
Less: Current portion, net	(1,417,915)	(226,079)
Total long-term debt, net	$1,895,432	$2,158,928

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Maturities of long-term debt borrowings outstanding at December 31, 2023 were as follows: $425.0 million in 2025; $431.8 million in 2026; $332.9 million in 2027; $462.3 million in 2028; $100.0 million in 2029; and $143.4 million in 2030 and thereafter.
In December 2018, the Company completed a private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors (the “2018 Private Placement”) utilizing two funding dates. The first funding occurred in December 2018 for $475 million and 75 million Euros ($82.9 million at December 31, 2023). The second funding was in January 2019 for $100 million. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios.
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
In October 2016, the Company issued 300 million Euros ($331.8 million at December 31, 2023) in aggregate principal amount of 1.34% senior notes due October 2026 and 200 million Euros ($221.2 million at December 31, 2023) in aggregate principal amount of 1.53% senior notes due October 2028. In November 2016, the Company issued 150 million British pounds ($191.1 million at December 31, 2023) in aggregate principal amount of 2.59% senior notes due November 2028 and 75 million British pounds ($95.5 million at December 31, 2023) in aggregate principal amount of 2.70% senior notes due November 2031.
On May 12, 2022, the Company along with certain of its foreign subsidiaries amended its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing revolving credit facility to increase the size from $1.5 billion to $2.3 billion and terminates the $800 million term loan. The Credit Agreement consists of a five-year revolving credit facility with a final maturity date in May 2027. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $700 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The credit agreement places certain restrictions on allowable additional indebtedness. In November 2021, the Company further amended the Credit Agreement to address the cessation of LIBOR on certain currencies. At December 31, 2023, the Company had available borrowing capacity of $1,829.3 million under its revolving credit facility, including the $700 million accordion feature.
Interest rates on outstanding borrowings under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At December 31, 2023 and 2022, the Company had $1,116.0 million and $219.0 million of borrowings outstanding under the revolving credit facility, respectively. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2023 and 2022 was 6.22% and 3.57%, respectively. The Company had outstanding letters of credit primarily under the revolving credit facility totaling $54.7 million and $35.8 million at December 31, 2023 and 2022, respectively.
The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2023.
Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $73.8 million and $64.1 million at December 31, 2023 and 2022, respectively. At December 31, 2023, foreign subsidiaries had $5.5 million in debt borrowings outstanding, which was reported in short-term borrowings. At December 31, 2022, foreign subsidiaries had $11.8 million of debt borrowings outstanding.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The weighted average interest rate on total debt borrowings outstanding at December 31, 2023 and 2022 was 4.2% and 3.4%, respectively.

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
Total share-based compensation expense was as follows for the years ended December 31:

	2023	2022	2021
	(In thousands)
Stock option expense	$14,284	$13,021	$12,733
Restricted stock expense	20,792	20,115	21,393
PRSU expense	11,123	14,239	11,977
Total pre-tax expense	$46,199	$47,375	$46,103
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
Stock Options
The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2023	2022	2021
Expected volatility	26.0%	24.5%	24.2%
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate	3.54%	2.33%	0.85%
Expected dividend yield	0.72%	0.65%	0.66%
Black-Scholes-Merton fair value per stock option granted	$38.11	$32.54	$25.63
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
the most recent quarterly dividend rate, by the Company’s closing common stock price on the grant date. Compensation expense recognized for all share-based awards is net of estimated forfeitures. The Company’s estimated forfeiture rates are based on its historical experience.
The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	3,060	$79.46
Granted	453	138.46
Exercised	(696)	72.26
Forfeited	(71)	129.42
Expired	(5)	65.25
Outstanding at the end of the year	2,741	$101.20	6.6	$174.6
Exercisable at the end of the year	1,831	$84.65	5.6	$147.0
The aggregate intrinsic value of stock options exercised during 2023, 2022 and 2021 was $54.9 million, $50.3 million and $59.1 million, respectively. The total fair value of stock options vested during 2023, 2022 and 2021 was $12.8 million, $11.4 million and $13.7 million, respectively.
The following is a summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested stock options outstanding at the beginning of the year	1,116	$26.57
Granted	453	38.11
Vested	(588)	21.83
Forfeited	(71)	31.68
Non-vested stock options outstanding at the end of the year	910	$34.98
As of December 31, 2023, there was approximately $18 million of expected future pre-tax compensation expense related to the 0.9 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the Company’s non-vested restricted stock activity and related information for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at the beginning of the year	356	$117.18
Granted	158	139.08
Vested	(188)	105.17
Forfeited	(30)	127.80
Non-vested restricted stock outstanding at the end of the year	296	$135.39
The total fair value of restricted stock vested during 2023, 2022 and 2021 was $20.5 million, $17.7 million and $28.6 million, respectively. The weighted average fair value of restricted stock granted per share during 2023 and 2022 was $139.08 and $134.52, respectively. As of December 31, 2023, there was approximately $24 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than two years.
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
The following is a summary of the Company’s non-vested performance restricted stock activity and related information for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at the beginning of the year	275	$101.98
Granted	79	138.46
Performance assumption change [1]	48	63.37
Vested	(161)	63.37
Forfeited	(2)	132.39
Non-vested performance restricted stock outstanding at the end of the year	239	$131.90
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of December 31, 2023, there was approximately $4 million of expected future pre-tax compensation expense related to the 0.2 million non-vested performance restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
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
The Company maintains contributory and non-contributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $7 million to $11 million to its worldwide defined benefit pension plans in 2024.
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
The Company has non-qualified unfunded retirement plans for certain Directors and retired employees. It also provides supplemental retirement benefits, through contractual arrangements and/or a Supplemental Executive Retirement Plan (“SERP”) covering certain current and former executives of the Company. These supplemental benefits are designed to compensate the executive for retirement benefits that would have been provided under the Company’s primary retirement plan, except for statutory limitations on compensation that must be taken into account under those plans. The plan permits deferred amounts to be deemed invested in either, or a combination of, an interest-bearing account, phantom mutual fund accounts or the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount owed to participants is an unfunded and unsecured general obligation which is payable out of either the general assets of the Company or a grant of shares of the Company's common stock upon retirement or termination. The Company is providing for these obligations by charges to earnings over the applicable periods.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:
U.S. Defined Benefit Pension Plans:

	2023	2022
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$383,143	$504,773
Service cost	1,205	2,067
Interest cost	20,840	14,889
Actuarial losses (gains)	10,229	(106,159)
Gross benefits paid	(49,169)	(32,090)
Settlements	—	(337)
Net projected benefit obligation at the end of the year	$366,248	$383,143
Change in plan assets:
Fair value of plan assets at the beginning of the year	$569,049	$701,627
Actual return on plan assets	79,366	(101,381)
Employer contributions	640	1,230
Gross benefits paid	(49,169)	(32,090)
Settlements	—	(337)
Fair value of plan assets at the end of the year	$599,886	$569,049
Foreign Defined Benefit Pension Plans:

	2023	2022
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$198,744	$332,422
Service cost	1,615	2,852
Interest cost	9,369	5,235
Foreign currency translation adjustments	10,312	(31,367)
Actuarial losses (gains)	7,575	(100,201)
Expenses paid from assets	(552)	(686)
Gross benefits paid	(11,581)	(9,409)
Settlements	—	(102)
Net projected benefit obligation at the end of the year	$215,482	$198,744
Change in plan assets:
Fair value of plan assets at the beginning of the year	$159,592	$266,288
Actual return on plan assets	10,132	(77,643)
Employer contributions	8,031	7,729
Foreign currency translation adjustments	8,821	(26,585)
Expenses paid from assets	(552)	(686)
Settlements	—	(102)
Gross benefits paid	(11,581)	(9,409)
Fair value of plan assets at the end of the year	$174,443	$159,592

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The projected benefit obligation assumptions impacting net actuarial losses (gains) primarily consist of changes in discount and mortality rates. A significant component of the actuarial gains in 2022 for both the U.S. and Foreign Defined Benefit Plans was the increase in discount rates.

The accumulated benefit obligation consisted of the following at December 31:
U.S. Defined Benefit Pension Plans:

	2023	2022
	(In thousands)
Funded plans	$357,498	$374,979
Unfunded plans	2,558	2,869
Total	$360,056	$377,848
Foreign Defined Benefit Pension Plans:

	2023	2022
	(In thousands)
Funded plans	$178,854	$167,495
Unfunded plans	36,360	30,924
Total	$215,214	$198,419
Weighted average assumptions used to determine benefit obligations at December 31:

	2023	2022
U.S. Defined Benefit Pension Plans:
Discount rate	5.38%	5.65%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	4.36%	4.73%
Rate of compensation increase (where applicable)	3.00%	2.50%
The following is a summary of the fair value of plan assets for U.S. plans at December 31:

	2023			2022
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Corporate debt instruments	$5,295	$—	$5,295	$6,192	$—	$6,192
Corporate debt instruments – Preferred	16,004	—	16,004	13,425	—	13,425
Corporate stocks – Common	43,287	43,287	—	53,629	53,629	—
Municipal bonds	1,253	—	1,253	711	—	711
Registered investment companies	169,794	169,794	—	155,541	155,541	—
U.S. Government securities	1,262	—	1,262	1,253	—	1,253
Total investments	236,895	213,081	23,814	230,751	209,170	21,581
Investments measured at net asset value	362,991	—	—	338,298	—	—
Total investments	$599,886	$213,081	$23,814	$569,049	$209,170	$21,581

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The expected long-term rate of return on these plan assets was 7.59% in 2023 and 6.75% in 2022. Equity securities included 232,710 shares of AMETEK, Inc. common stock with a market value of $38.4 million (6.4% of total plan investment assets) at December 31, 2023 and 352,601 shares of AMETEK, Inc. common stock with a market value of $49.3 million (8.7% of total plan investment assets) at December 31, 2022.
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
The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31:

	2023		2022
Asset Class	Total	Level 3	Total	Level 3
	(In thousands)
Life insurance	$12,619	$12,619	$13,043	$13,043
Total investments	12,619	12,619	13,043	13,043
Investments measured at net asset value	161,824	—	146,549	—
Total investments	$174,443	$12,619	$159,592	$13,043
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2021	$18,806
Actual return on assets:
Unrealized losses relating to instruments still held at the end of the year	$(5,763)
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2022	$13,043
Actual return on assets:
Unrealized gains (losses) relating to instruments still held at the end of the year	$(424)
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2023	$12,619
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
The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. Therefore, the assumed rate of return for U.S. plans is 7.46% and 6.49% for foreign plans in 2024.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:
U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2023	2022	2023	2022
	(In thousands)
Benefit obligation	$2,558	$4,043	$2,558	$4,043
Fair value of plan assets	—	707	—	707
Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2023	2022	2023	2022
	(In thousands)
Benefit obligation	$132,796	$162,105	$132,527	$161,780
Fair value of plan assets	88,028	120,056	88,028	120,056
The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2023	2022
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$774,329	$728,641
Projected benefit obligation	(581,730)	(581,887)
Funded status at the end of the year	$192,599	$146,754
Amounts recognized in the consolidated balance sheet consisted of:
Non-current asset for pension benefits (other assets)	$239,925	$192,140
Current liabilities for pension benefits	(2,816)	(2,700)
Non-current liability for pension benefits	(44,510)	(42,686)
Net amount recognized at the end of the year	$192,599	$146,754
The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2023	2022
	(In thousands)
Net actuarial loss	$184,489	$205,193
Prior service costs	1,616	1,625
Transition asset	2	3
Total recognized	$186,107	$206,821

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31:

	2023	2022	2021
	(In thousands)
Defined benefit plans:
Service cost	$2,820	$4,919	$6,985
Interest cost	30,209	20,124	18,532
Expected return on plan assets	(52,289)	(60,104)	(56,752)
Curtailment	—	—	3,151
Settlement	—	(58)	—
Amortization of:
Net actuarial loss	11,569	8,531	16,353
Prior service costs	101	100	456
Transition asset	1	1	1
Total net periodic benefit income	(7,589)	(26,487)	(11,274)

Other plans:
Defined contribution plans	43,044	39,326	31,149
Foreign plans and other	9,015	8,373	8,454
Total other plans	52,059	47,699	39,603
Total net pension expense	$44,470	$21,212	$28,329
The total net periodic benefit expense (income) is included in Cost of sales, General and administrative expense and Other income and expense in the consolidated statement of income. Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining life of the employee group.
The following weighted average assumptions were used to determine the above net periodic pension benefit income for the years ended December 31:

	2023	2022	2021
U.S. Defined Benefit Pension Plans:
Discount rate	5.65%	3.02%	2.69%
Expected return on plan assets	7.59%	6.75%	6.75%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	4.73%	1.78%	1.27%
Expected return on plan assets	6.41%	5.85%	5.47%
Rate of compensation increase (where applicable)	2.50%	2.50%	2.50%
Estimated Future Benefit Payments
The estimated future benefit payments for U.S. and foreign plans are as follows: 2024 – $43.5 million; 2025 – $42.4 million; 2026 – $42.6 million; 2027 – $42.3 million; 2028 – $42.6 million; 2029 to 2033 - $197.0 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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
The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, an interest-bearing account, phantom mutual fund accounts or the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount owed to participants is an unfunded and unsecured general obligation which is payable out of either the general assets of the Company or a grant of shares of the Company's common stock. The amount deferred under the plan, including income earned, was $35.9 million and $31.8 million at December 31, 2023 and 2022, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2023, the Company is named a Potentially Responsible Party (“PRP”) at 12 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned”sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at December 31, 2023 and 2022 were $37.1 million and $41.0 million, respectively, for both non-owned and owned sites. In 2023, the Company recorded $6.0 million in reserves. Additionally, in 2023 the Company spent $9.9 million on environmental matters. The total environmental expense is included in Other income and expense in the consolidated statement of income.
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
The components of lease expense were as follows:

	2023	2022	2021
	(In thousands)
Operating lease cost	$63,049	$59,296	$61,680
Variable lease cost	11,384	11,096	7,724
Total lease cost	$74,433	$70,392	$69,404

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022
	(In thousands)
Right of use assets, net	$229,723	$170,295
Lease liabilities included in Accrued liabilities and other	61,055	46,366
Lease liabilities included in Other long-term liabilities	182,436	129,227
Total lease liabilities	$243,491	$175,593

Supplemental cash flow information and other information related to leases was as follows for the year ended December 31:

	2023	2022
	(In thousands)
Cash used in operations for operating leases	$39,191	$54,724
Right-of-use assets obtained in exchange for new operating liabilities	$95,052	$59,802
Weighted-average remaining lease terms – operating leases (years)	6.66	5.07
Weighted-average discount rate – operating leases	4.48%	3.32%
Maturities of lease liabilities as of December 31, 2023 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
2024	$59,507
2025	47,953
2026	38,357
2027	27,753
2028	20,281
Thereafter	71,873
Total lease payments	265,724
Less: imputed interest	22,233
$243,491
The Company does not have any significant leases that have not yet commenced.
Other Commitments
As of December 31, 2023, and 2022, the Company had $790.0 million and $1,119.7 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.
The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts outstanding at any particular point in time. At December 31, 2023, the maximum amount of future payment obligations relative to these various guarantees was $302.5 million and the outstanding liability under certain of those guarantees was $193.6 million.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
EIG manufactures advanced instruments for the process, power and industrial, and aerospace markets. It provides process and analytical instruments for the oil and gas, petrochemical, pharmaceutical, semiconductor, automation, and food and beverage industries. EIG also provides instruments to the laboratory equipment, ultra-precision manufacturing, medical, and test and measurement markets. It makes power quality monitoring and metering devices, uninterruptible power supplies, programmable power equipment, electromagnetic compatibility test equipment and gas turbines sensors. EIG also provides dashboard instruments for heavy trucks and other vehicles, as well as instrumentation and controls for the food and beverage industries. It supplies the aerospace and defense industry with aircraft and engine sensors, embedded computing systems, monitoring systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.
EMG designs and manufactures highly engineered medical components and devices, automation solutions, thermal management systems, specialty metals and electrical interconnects. EMG products include single-use and consumable surgical instruments, implantable components, and drug delivery systems used across a wide range of medical applications. It also manufactures highly engineered electrical connectors and electronic packaging used to protect sensitive electronic devices. EMG makes precision motion control products for data storage, medical devices, business equipment, automation and other applications. It supplies high-purity powdered metals, strip and foil, specialty clad metals and metal matrix composites. EMG also manufactures motors used in commercial appliances, food and beverage machines, hydraulic pumps and industrial blowers. It produces motor-blower systems and heat exchangers used in thermal management and other applications on a variety of military and commercial aircraft and military ground vehicles. EMG also operates a global network of aviation maintenance, repair and overhaul facilities.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Reportable Segment Financial Information

	2023	2022	2021
	(In thousands)
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$1,310,962	$1,089,729	$958,183
Electromechanical	496,569	503,593	437,378
Total segment operating income	1,807,531	1,593,322	1,395,561
Corporate administrative expenses	(100,072)	(92,630)	(86,891)
Consolidated operating income	1,707,459	1,500,692	1,308,670
Interest and other expenses, net	(101,047)	(72,000)	(85,500)
Consolidated income before income taxes	$1,606,412	$1,428,692	$1,223,170

Assets:
Electronic Instruments	$9,559,282	$9,430,797
Electromechanical	4,957,944	2,617,685
Total segment assets	14,517,226	12,048,482
Corporate	506,307	382,638
Consolidated assets	$15,023,533	$12,431,120

	2023	2022	2021
	(In thousands)
Additions to property, plant and equipment(1):
Electronic Instruments	$86,616	$93,505	$168,267
Electromechanical	272,060	38,186	34,586
Total segment additions to property, plant and equipment	358,676	131,691	202,853
Corporate	12,385	19,757	10,417
Consolidated additions to property, plant and equipment	$371,061	$151,448	$213,270

Depreciation and amortization:
Electronic Instruments	$249,007	$238,436	$210,118
Electromechanical	83,914	77,896	79,497
Total segment depreciation and amortization	332,921	316,332	289,615
Corporate	4,715	3,095	2,497
Consolidated depreciation and amortization	$337,636	$319,427	$292,112
___________________
(1)Includes $234.8 million in 2023, $12.4 million in 2022, and $102.6 million in 2021 from acquired businesses.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Geographic Areas
Information about the Company’s operations in different geographic areas for the years ended December 31, 2023 and 2022 is shown below.

	2023	2022
	(In thousands)
Long-lived assets from continuing operations (excluding intangible assets):
United States	$646,381	$412,577
International(1):
United Kingdom	73,328	71,462
European Union countries	95,781	89,993
Asia	13,351	11,479
Other foreign countries	62,452	50,130
Total international	244,912	223,064
Total consolidated	$891,293	$635,641
_________________
(1)Represents long-lived assets of foreign-based operations only.
16. Additional Consolidated Income Statement and Cash Flow Information
Included in other income (expense), net are interest and other investment income of $12.0 million, $1.0 million and $2.0 million for 2023, 2022 and 2021, respectively. Income taxes paid in 2023, 2022 and 2021 were $336.2 million, $299.3 million and $245.5 million, respectively. Cash paid for interest was $66.3 million, $80.2 million and $78.7 million in 2023, 2022 and 2021, respectively.
17. Stockholders’ Equity
In 2022, the Company repurchased approximately 2.7 million shares of its common stock for $332.8 million in cash under its share repurchase authorization. On May 5, 2022, the Company's Board of Directors approved a $1 billion authorization of its common stock, which replaced the previous $500 million authorization announced in February 2019. In 2023, the Company repurchased approximately 0.1 million shares of its common stock for $7.8 million in cash under its share repurchase authorization. At December 31, 2023, $816.1 million was available under the Company’s Board of Directors authorization for future share repurchases.
Effective February 9, 2023, the Company’s Board of Directors approved a 14% increase in the quarterly cash dividend on the Company’s common stock to $0.25 per common share from $0.22 per common share.
At December 31, 2023, the Company held 38.4 million shares in its treasury at a cost of $1,896.6 million, compared with 38.5 million shares at a cost of $1,903.0 million at December 31, 2022. The number of shares outstanding at December 31, 2023 was 230.9 million shares, compared with 230.1 million shares at December 31, 2022.
Subsequent Event
Effective February 9, 2024, the Company’s Board of Directors approved a 12% increase in the quarterly cash dividend on the Company’s common stock to $0.28 per common share from $0.25 per common share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2023. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Internal Control over Financial Reporting
Management’s report on the Company’s internal controls over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K.The report of the independent registered public accounting firm with respect to the effectiveness of internal control over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 9B.    Other Information
Insider Trading Arrangements and Policies

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
a)Directors of the Registrant.
Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
b)Executive Officers of the Registrant.
Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
c)Identification of the Audit Committee.
Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
d)Audit Committee Financial Experts.
Information concerning the audit committee financial experts of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
e)Corporate Governance/Nominating Committee.
Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Information about the 2025 Annual Meeting” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Compensation Committee Report,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders is incorporated herein by reference.

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
(a)(3) Exhibits:

Exhibit Number	Description	Incorporated Herein by Reference to

3.1	Conformed Copy of Amended and Restated Certificate of Incorporation of AMETEK, Inc. as amended to and including May 9, 2019.	Exhibit 3.1 to Form 8-K, dated May 13, 2019, SEC File No. 1-12981.

3.2	By-Laws of AMETEK, Inc. as amended to and including November 9, 2018.	Exhibit 3.2 to Form 10-Q dated March 31, 2020, SEC File No. 1-12981.

4.3†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011 (the “2011 Plan”).	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.

4.4†	Amendment No. 1 to the 2011 Plan.	Exhibit 4.5 to 2012 Form 10-K, SEC File No. 1-12981.

4.5†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan	Exhibit 4.3 to Form S-8 dated May 8, 2020, No. 1-12981

10.1†	AMETEK, Inc. Retirement Plan for Directors, amended and restated effective January 1, 2005.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.2†	AMETEK, Inc. Director’s Deferred Compensation Plan, amended and restated as of October 1, 2018.	Exhibit 10.1 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.3†	AMETEK, Inc. Deferred Compensation Plan, amended and restated as of June 15, 2018.	Exhibit 10.1 to Form 10-Q dated June 30, 2018, SEC File No. 1-12981.

10.5†	AMETEK, Inc. 2004 Executive Death Benefit Plan, amended and restated effective January 1, 2017.	Exhibit 10.5 to 2016 Form 10-K, SEC File No. 1-12981.

10.6†	AMETEK, Inc. Directors’ Death Benefit Plan, effective January 1, 2005.	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.7†	Form of Executive Change of Control Separation Agreement between AMETEK, Inc. and a named executive.	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.8*	Amended and Restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated February 19, 2024.

10.9†	AMETEK, Inc. Retirement and Savings Plan, amended and restated as of September 4, 2018.	Exhibit 10.2 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.10†	AMETEK, Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2018.	Exhibit 10.3 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.11†	Form of Performance Restricted Stock Unit Agreement for Chief Executive Officer.	Exhibit 10.1 to Form 10-Q dated March 31, 2018, SEC File No. 1-12981.

10.12†	Form of Performance Restricted Stock Unit Agreement.	Exhibit 10.2 to Form 10-Q dated March 31, 2018, SEC File No. 1-12981.

10.13†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for non-employee Directors.	Exhibit 10.1 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.14†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for Chief Executive Officer.	Exhibit 10.2 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.15†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for Employees.	Exhibit 10.3 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.16†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Global Non-Qualified Stock Option Agreement for Employees.	Exhibit 10.4 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

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
Exhibit 10.1 to Form 8-K dated April 29, 2021, SEC File No. 1-12981

10.19	Amendment No. 2 to Amended and Restated Credit Agreement, dated November 18, 2021.	Exhibit 10.19 to Form 10-K dated February 22, 2022, SEC File No. 1-12981

10.24	AMETEK, Inc. Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 8-K dated October 2, 2014, SEC File No. 1-12981.

10.25	Amendment No. 1 to Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.26	AMETEK, Inc. Note Purchase Agreement, as of October 31, 2016.	Exhibit 10.1 to Form 8-K dated November 2, 2016, SEC File No. 1-12981.

10.27	AMETEK, Inc. 2018 Note Purchase Agreement, dated as of December 13, 2018.	Exhibit 10.1 to Form 8-K dated December 13, 2018, SEC File No. 1-12981.

10.28†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award for Chief Executive Officer	Exhibit 10.1 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.29†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award	Exhibit 10.2 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.30†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Chief Executive Officer	Exhibit 10.3 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.31†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Non-Employee Directors	Exhibit 10.4 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.32†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award	Exhibit 10.5 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.33†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award for Chief Executive Officer	Exhibit 10.6 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.34†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award	Exhibit 10.7 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.35†	Amendment No. 1 to AMETEK Inc. 2020 Omnibus Incentive Compensation Plan	Exhibit 10.35 to Form 10-K dated December 31, 2022, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.36*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan, Form of Restricted Stock Unit Award for Non-U.S. Recipients

10.37*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan and 2020 France Option Sub-Plan Form of France Non-Qualified Stock Option Award

10.38*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award - 2024 version

10.39*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award for Chief Executive Officer - 2024 version

21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.

97.1*	Executive Compensation Recoupment Policy in Restatement Situations

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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
Date : February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. ZAPICO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 22, 2024
David A. Zapico

/s/ WILLIAM J. BURKE	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	February 22, 2024
William J. Burke

/s/ THOMAS M. MONTGOMERY	Senior Vice President – Comptroller (Principal Accounting Officer)	February 22, 2024
Thomas M. Montgomery

/s/ THOMAS A. AMATO	Director	February 22, 2024
Thomas A. Amato

/s/ TOD E. CARPENTER	Director	February 22, 2024
Tod E. Carpenter

/s/ ANTHONY J. CONTI	Director	February 22, 2024
Anthony J. Conti

/s/ STEVEN W. KOHLHAGEN	Director	February 22, 2024
Steven W. Kohlhagen

/s/ GRETCHEN W. MCCLAIN	Director	February 22, 2024
Gretchen W. McClain

/s/ KARLEEN M. OBERTON	Director	February 22, 2024
Karleen M. Oberton

/s/ DEAN SEAVERS	Director	February 22, 2024
Dean Seavers

/s/ SUZANNE L. STEFANY	Director	February 22, 2024
Suzanne L. Stefany