Form 10-Q
period 2024-03-31
AMETEK INC/
filed 2024-05-02
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 29, 2024 was 231,469,581 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$1,736,180	$1,597,117
Cost of sales	1,144,681	1,022,525
Selling, general and administrative	174,283	169,051
Total operating expenses	1,318,964	1,191,576
Operating income	417,216	405,541
Interest expense	(35,254)	(20,569)
Other (expense) income, net	(633)	(5,373)
Income before income taxes	381,329	379,599
Provision for income taxes	70,386	73,887
Net income	$310,943	$305,712
Basic earnings per share	$1.35	$1.33
Diluted earnings per share	$1.34	$1.32
Weighted average common shares outstanding:
Basic shares	231,097	230,126
Diluted shares	232,035	231,229
Dividends declared and paid per share	$0.28	$0.25
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Total comprehensive income	$285,557	$223,639
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$373,765	$409,804
Receivables, net	983,893	1,012,932
Inventories, net	1,127,328	1,132,471
Other current assets	290,516	269,461
Total current assets	2,775,502	2,824,668
Property, plant and equipment, net	877,420	891,293
Right of use assets, net	219,887	229,723
Goodwill	6,438,675	6,447,629
Other intangibles, net	4,080,603	4,165,317
Investments and other assets	472,894	464,903
Total assets	$14,864,981	$15,023,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$1,055,406	$1,417,915
Accounts payable	517,352	516,588
Customer advanced payments	391,873	375,513
Income taxes payable	85,843	69,567
Accrued liabilities and other	452,034	502,990
Total current liabilities	2,502,508	2,882,573
Long-term debt, net	1,877,772	1,895,432
Deferred income taxes	836,571	836,695
Other long-term liabilities	679,915	678,642
Total liabilities	5,896,766	6,293,342
Stockholders’ equity:
Common stock	2,715	2,709
Capital in excess of par value	1,186,132	1,168,694
Retained earnings	10,186,621	9,940,343
Accumulated other comprehensive loss	(510,328)	(484,942)
Treasury stock	(1,896,925)	(1,896,613)
Total stockholders’ equity	8,968,215	8,730,191
Total liabilities and stockholders’ equity	$14,864,981	$15,023,533
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,709	$2,700
Shares issued	6	4
Balance at the end of the period	2,715	2,704
Capital in excess of par value
Balance at the beginning of the period	1,168,694	1,094,236
Issuance of common stock under employee stock plans	8,497	(12,153)
Share-based compensation expense	8,941	10,279
Balance at the end of the period	1,186,132	1,092,362
Retained earnings
Balance at the beginning of the period	9,940,343	8,857,485
Net income	310,943	305,712
Cash dividends paid	(64,664)	(57,492)
Other	(1)	—
Balance at the end of the period	10,186,621	9,105,705
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(298,835)	(368,124)
Translation adjustments	(34,115)	32,820
Change in long-term intercompany notes	(4,673)	3,771
Net investment hedge instruments gain (loss), net of tax of $(3,987) and $3,805 for the quarter ended March 31, 2024 and 2023, respectively	12,242	(11,684)
Balance at the end of the period	(325,381)	(343,217)
Defined benefit pension plans:
Balance at the beginning of the period	(186,107)	(206,821)
Amortization of net actuarial loss and other, net of tax of $(365) and $(518) for the quarter ended March 31, 2024 and 2023, respectively	1,160	1,592
Balance at the end of the period	(184,947)	(205,229)
Accumulated other comprehensive loss at the end of the period	(510,328)	(548,446)
Treasury stock
Balance at the beginning of the period	(1,896,613)	(1,902,964)
Issuance of common stock under employee stock plans	6,603	14,266
Purchase of treasury stock	(6,915)	(6,502)
Balance at the end of the period	(1,896,925)	(1,895,200)
Total stockholders’ equity	$8,968,215	$7,757,125
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2024	2023
Cash provided by (used for):
Operating activities:
Net income	$310,943	$305,712
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	98,000	82,379
Deferred income taxes	(2,974)	(17,587)
Share-based compensation expense	8,941	10,279
Gain on sale of facilities	(995)	—
Net change in assets and liabilities, net of acquisitions	816	4,883
Pension contributions	(1,460)	(1,415)
Other, net	(3,044)	2,285
Total operating activities	410,227	386,536
Investing activities:
Additions to property, plant and equipment	(27,652)	(20,006)
Purchases of businesses, net of cash acquired	—	(99,266)
Proceeds from sale of facilities	4,246	—
Other, net	1,994	(2,888)
Total investing activities	(21,412)	(122,160)
Financing activities:
Net change in short-term borrowings	(363,052)	(155,505)
Repurchases of common stock	(6,915)	(6,502)
Cash dividends paid	(64,664)	(57,492)
Proceeds from stock option exercises	23,613	10,419
Other, net	(6,531)	(5,886)
Total financing activities	(417,549)	(214,966)
Effect of exchange rate changes on cash and cash equivalents	(7,305)	5,077
(Decrease) increase in cash and cash equivalents	(36,039)	54,487
Cash and cash equivalents:
Beginning of period	409,804	345,386
End of period	$373,765	$399,873
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2024, the consolidated results of its operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission.
2.    Recent Accounting Pronouncements
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under ASC 280. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the amendments in this ASU should be applied on a retrospective basis to all periods presented. The Company has not determined the impact ASU 2023-07 may have on the Company’s financial statement disclosures.
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
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2024	2023
	(In thousands)
Contract assets—January 1	$140,826	$119,741
Contract assets – March 31	146,948	127,412
Change in contract assets – increase (decrease)	6,122	7,671
Contract liabilities – January 1	432,830	398,692
Contract liabilities – March 31	439,365	432,695
Change in contract liabilities – (increase) decrease	(6,535)	(34,003)
Net change	$(413)	$(26,332)
The net change for the three months ended March 31, 2024 was driven by contract liabilities, specifically growth in advance payments from customers being largely offset by the increase in contract assets. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $219.0 million and $199.3 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At March 31, 2024 and December 31, 2023, $47.5 million and $57.3 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)
The remaining performance obligations not expected to be completed within one year as of March 31, 2024 and December 31, 2023 were $596.3 million and $607.5 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three months ended March 31:

	Three months ended March 31, 2024
	EIG	EMG	Total
	(In thousands)
United States	$568,897	$343,860	$912,757
International(1):
United Kingdom	26,707	28,192	54,899
European Union countries	142,242	114,986	257,228
Asia	298,045	50,199	348,244
Other foreign countries	120,888	42,164	163,052
Total international	587,882	235,541	823,423
Consolidated net sales	$1,156,779	$579,401	$1,736,180
________________
(1)    Includes U.S. export sales of $473.8 million for the three months ended March 31, 2024.

	Three months ended March 31, 2023
	EIG	EMG	Total
	(In thousands)
United States	$561,896	$247,119	$809,015
International(1):
United Kingdom	28,038	31,062	59,100
European Union countries	135,658	116,807	252,465
Asia	283,892	50,905	334,797
Other foreign countries	107,763	33,977	141,740
Total international	555,351	232,751	788,102
Consolidated net sales	$1,117,247	$479,870	$1,597,117
______________
(1)    Includes U.S. export sales of $434.2 million for the three months ended March 31, 2023.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended March 31, 2024
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$791,538	$—	$791,538
Aerospace and power	365,241	152,452	517,693
Automation and engineered solutions	—	426,949	426,949
Consolidated net sales	$1,156,779	$579,401	$1,736,180

	Three months ended March 31, 2023
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$794,433	$—	$794,433
Aerospace and power	322,814	143,050	465,864
Automation and engineered solutions	—	336,820	336,820
Consolidated net sales	$1,117,247	$479,870	$1,597,117
Timing of Revenue Recognition

	Three months ended March 31, 2024
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$945,998	$503,585	$1,449,583
Products and services transferred over time	210,781	75,816	286,597
Consolidated net sales	$1,156,779	$579,401	$1,736,180

	Three months ended March 31, 2023
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$935,308	$413,601	$1,348,909
Products and services transferred over time	181,939	66,269	248,208
Consolidated net sales	$1,117,247	$479,870	$1,597,117

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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)
Changes in the accrued product warranty obligation were as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Balance at the beginning of the period	$37,087	$26,487
Accruals for warranties issued during the period	4,867	3,411
Settlements made during the period	(5,761)	(3,224)
Warranty accruals related to acquired businesses and other during the period	32	133
Balance at the end of the period	$36,225	$26,807
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
At March 31, 2024, the Company had $983.9 million of accounts receivable, net of allowances of $13.3 million. Changes in the allowance were not material for the three months ended March 31, 2024.
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

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Weighted average shares:
Basic shares	231,097	230,126
Equity-based compensation plans	938	1,103
Diluted shares	232,035	231,229
The calculation of diluted earnings per share for the three months ended March 31, 2024 excluded an immaterial number of stock options because the exercise prices of these stock options exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive. There were no antidilutive shares for the three months ended March 31, 2023.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)
to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$12,427	$12,427	$—	$—
Foreign currency forward contracts	(733)	—	(733)	—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$11,922	$11,922	$—	$—
Foreign currency forward contracts	2,035	—	2,035	—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the three months ended March 31, 2024 and 2023, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2024 and 2023.
Foreign Currency
At March 31, 2024, the Company had a Euro forward contract for a total notional value of 50.0 million Euros. The foreign currency forward contract is valued as a level 2 liability as it is corroborated by foreign currency exchange rates and shown as a component of other current liabilities on the consolidated balance sheet. For the three months ended March 31, 2024, realized and unrealized gains and losses on the foreign currency forward contracts were not significant.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at March 31, 2024 and December 31, 2023 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(2,179,727)	$(2,072,710)	$(2,197,538)	$(2,087,607)
The fair value of net short-term borrowings approximates the carrying value. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2024, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans as hedging instruments to offset

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)
translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At March 31, 2024, the Company had $284.3 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At March 31, 2024, the Company had $558.3 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $16.2 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2024.
7.    Inventories, net

	March 31, 2024	December 31, 2023
	(In thousands)
Finished goods and parts	$147,747	$136,003
Work in process	167,751	165,914
Raw materials and purchased parts	811,830	830,554
Total inventories, net	$1,127,328	$1,132,471
8.    Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the three months ended March 31, 2024 and 2023. The Company's leases have a weighted average remaining lease term of approximately 7 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating lease cost	$17,604	$14,677
Variable lease cost	3,191	3,230
Total lease cost	$20,795	$17,907
Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Right of use assets, net	$219,887	$229,723
Lease liabilities included in Accrued Liabilities and other	60,058	61,055
Lease liabilities included in Other long-term liabilities	173,811	182,436
Total lease liabilities	$233,869	$243,491

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)
Maturities of lease liabilities as of March 31, 2024 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2024	$45,287
2025	49,818
2026	40,043
2027	28,987
2028	21,126
Thereafter	85,921
Total lease payments	271,182
Less: imputed interest	37,313
$233,869
The Company does not have any significant leases that have not yet commenced.
9.    Acquisitions
The initial accounting for the December 2023 Paragon Medical acquisition is being finalized, including the measurement of the acquired tangible and intangible assets and liabilities, as well as, the associated income tax considerations. All amounts could change, potentially materially, as there is significant additional information that the Company must obtain to finalize the valuations of the assets acquired and liabilities assumed, and to finalize the value of the intangible assets.
The Company finalized its measurements of tangible and intangible assets and liabilities for its August 2023 acquisition of United Electronic Industries, which had no material impact to the consolidated statement of income and balance sheet. The Company is in the process of finalizing the measurement of the intangible assets and tangible assets and liabilities, including accounting for income taxes, for its October 2023 acquisition of Amplifier Research Corp.
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2023	$4,365.0	$2,082.6	$6,447.6
Purchase price allocation adjustments and other	11.8	0.6	12.4
Foreign currency translation adjustments	(16.0)	(5.3)	(21.3)
Balance at March 31, 2024	$4,360.8	$2,077.9	$6,438.7

11.    Income Taxes
At March 31, 2024, the Company had gross uncertain tax benefits of $244.1 million, of which $195.1 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2023	$233.5
Additions for tax positions	10.6
Reductions for tax positions	—
Balance at March 31, 2024	$244.1

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2024 and 2023 were not significant.
The effective tax rate for the three months ended March 31, 2024 was 18.5%, compared with 19.5% for the three months ended March 31, 2023. The lower effective tax rate in the first quarter of 2024 is primarily due to lower foreign and state taxes compared to the first quarter of 2023.

12.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Stock option expense	$3,509	$3,584
Restricted stock expense	4,797	5,040
Performance restricted stock unit expense	635	1,655
Total pre-tax expense	$8,941	$10,279
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

Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Expected volatility	28.2%	26.0%
Expected term (years)	5.0	5.0
Risk-free interest rate	4.31%	3.54%
Expected dividend yield	0.62%	0.72%
Black-Scholes-Merton fair value per stock option granted	$56.42	$38.11

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2023	2,741	$101.20
Granted	231	181.93
Exercised	(321)	79.67
Forfeited	(8)	139.23
Outstanding at March 31, 2024	2,643	$110.77	6.9	$190.7
Exercisable at March 31, 2024	1,962	$96.35	6.1	$169.8
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 was $30.0 million. The total fair value of stock options vested during the three months ended March 31, 2024 was $14.5 million. As of March 31, 2024, there was approximately $26.5 million of expected future pre-tax compensation expense related to the 0.7 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2023	296	$135.39
Granted	144	181.93
Vested	(135)	132.65
Forfeited	(3)	139.47
Non-vested restricted stock outstanding at March 31, 2024	302	$158.83
The total fair value of restricted stock vested during the three months ended March 31, 2024 was $18.0 million. As of March 31, 2024, there was approximately $43.2 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
Performance Restricted Stock Units
In March 2024, the Company granted performance restricted stock units ("PRSU") to officers and certain key management-level employees. The PRSUs vest over a period up to three years from the grant date based on continuous service, with the number of shares earned (0% to 200% of the target award) depending upon the extent to which the Company achieves certain financial and market performance targets measured over the period from January 1 of the year of grant to December 31 of the third year. Half of the PRSUs were valued in a manner similar to restricted stock as the financial targets are based on the Company’s operating results, which represents a performance condition. The grant date fair value of these PRSUs are recognized as compensation expense over the vesting period based on the probable number of awards to vest at each reporting date.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
(Unaudited)

The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2023	239	$131.90
Granted	77	181.93
Performance assumption change [1]	24	121.91
Vested	(99)	121.91
Forfeited	—	—
Non-vested performance restricted stock outstanding at March 31, 2024	241	$151.05
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of March 31, 2024, there was approximately $17.9 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately one year.
13.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Defined benefit plans:
Service cost	$730	$740
Interest cost	6,989	7,501
Expected return on plan assets	(13,632)	(12,996)
Amortization of net actuarial loss and other	2,337	2,821
Pension income	(3,576)	(1,934)
Other plans:
Defined contribution plans	14,595	13,516
Foreign plans and other	1,689	2,571
Total other plans	16,284	16,087
Total net pension expense	$12,708	$14,153
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the three months ended March 31, 2024 and 2023, contributions to the Company’s defined benefit pension plans were $1.5 million and $1.4 million, respectively. The Company’s current estimate of 2024 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2024, the Company is named a Potentially Responsible Party (“PRP”) at 12 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at March 31, 2024 and December 31, 2023 were $35.6 million and $37.1 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2024, the Company recorded $3.3 million in reserves. Additionally, the Company spent $4.8 million on environmental matters for the three months ended March 31, 2024.
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
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net sales:
Electronic Instruments	$1,156,779	$1,117,247
Electromechanical	579,401	479,870
Consolidated net sales	$1,736,180	$1,597,117
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$352,940	$309,747
Electromechanical	90,691	120,504
Total segment operating income	443,631	430,251
Corporate administrative expenses	(26,415)	(24,710)
Consolidated operating income	417,216	405,541
Interest expense	(35,254)	(20,569)
Other (expense) income, net	(633)	(5,373)
Consolidated income before income taxes	$381,329	$379,599

For the quarter ended March 31, 2024, the Company posted record sales. Contributions from the acquisitions of Bison Gear & Engineering Corp. ("Bison") in March 2023, United Electronic Industries ("UEI") in August 2023, Amplifier Research Corp. ("Amplifier Research") in October 2023, and Paragon Medical ("Paragon") in December 2023, as well as our Operational Excellence initiatives, had a positive impact on the first quarter of 2024 results. In the first quarter of 2024 , the Company recorded pre-tax integration costs related to the Paragon acquisition totaling $29.2 million, of which $22.4 million is employee severance. The integration costs reduced net income by $22.2 million ($0.10 per diluted share). The full year impact of the 2023 acquisitions, including the continued integration of Paragon, and focus on and implementation of our Operational Excellence initiatives are expected to have a positive impact on our 2024 results.
Results of operations for the first quarter of 2024 compared with the first quarter of 2023
Net sales for the first quarter of 2024 were $1,736.2 million, an increase of $139.1 million or 8.7%, compared with net sales of $1,597.1 million for the first quarter of 2023. The increase in net sales for the first quarter of 2024 was due to a 9% increase from acquisitions.
Total international sales for the first quarter of 2024 were $823.4 million or 47.4% of net sales, an increase of $35.3 million or 4.5%, compared with international sales of $788.1 million or 49.3% of net sales for the first quarter of 2023. The increase in international sales was primarily driven by contributions from recent acquisitions.
Orders for the first quarter of 2024 were $1,662.7 million, a decrease of $149.4 million or 8.2%, compared with $1,812.1 million for the first quarter of 2023. The decrease in orders for the first quarter of 2024 was due to a 10% decline in organic orders and a 2% unfavorable effect of foreign currency translation, partially offset by a 3% increase from acquisitions. The Company's backlog of unfilled orders at March 31, 2024 was $3,460.7 million, a decrease of $73.4 million or 2.1% compared with $3,534.1 million at December 31, 2023.
Segment operating income for the first quarter of 2024 was $443.6 million, an increase of $13.3 million or 3.1%, compared with segment operating income of $430.3 million for the first quarter of 2023. Segment operating margins, as a percentage of net sales, decreased to 25.6% for the first quarter of 2024, compared with 26.9% for the first quarter of 2023. Segment operating income and operating margins for the first quarter of 2024 included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 160 basis points. Segment operating margins were also negatively impacted in the first quarter of 2024 by the dilutive impact of the 2023 acquisitions. Excluding the dilutive impact of recent acquisitions and the Paragon integration costs, segment operating margins increased 200 basis points compared to the first quarter of 2023, due to the continued benefits from the Company's Operational Excellence initiatives.
Cost of sales for the first quarter of 2024 was $1,144.7 million or 65.9% of net sales, an increase of $122.2 million or 11.9%, compared with $1,022.5 million or 64.0% of net sales for the first quarter of 2023. Cost of sales for the first quarter of 2024 included $29.2 million of Paragon integration costs discussed above. Excluding the impact of the Paragon integration costs, the cost of sales for the first quarter of 2024 was 64.2% of net sales.
Selling, general and administrative expenses for the first quarter of 2024 were $174.3 million or 10.0% of net sales, an increase of $5.2 million or 3.1%, compared with $169.1 million or 10.6% of net sales for the first quarter of 2023. General and administrative expenses for the first quarter of 2024 were $26.4 million, compared with $24.7 million for the first quarter of 2023.
Consolidated operating income was $417.2 million or 24.0% of net sales for the first quarter of 2024, an increase of $11.7 million or 2.9%, compared with $405.5 million or 25.4% of net sales for the first quarter of 2023. Operating income and operating margins for the first quarter of 2024 included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted operating margins by 170 basis points. Operating margins were also negatively impacted in the first quarter of 2024 by the dilutive impact of the 2023 acquisitions. Excluding the dilutive impact of recent acquisitions and the Paragon integration costs, operating margins increased 180 basis points compared to the first quarter of 2023.
Other expense, net was $0.6 million for the first quarter of 2024, compared with $5.4 million of other expense, net for the first quarter of 2023. The decrease of $4.7 million in the first quarter of 2024 is primarily driven by higher pension income of $1.5 million, as well as higher interest income of $1.2 million.
The effective tax rate for the first quarter of 2024 was 18.5%, compared with 19.5% for the first quarter of 2023. The lower effective tax rate in the first quarter of 2024 is primarily due to lower foreign and state taxes compared to the first quarter of 2023.
Net income for the first quarter of 2024 was $310.9 million, an increase of $5.2 million or 1.7%, compared with $305.7 million for the first quarter of 2023.
Diluted earnings per share for the first quarter of 2024 were $1.34, an increase of $0.02 or 1.5%, compared with $1.32 per diluted share for the first quarter of 2023.
Segment Results
EIG’s net sales totaled $1,156.8 million for the first quarter of 2024, an increase of $39.6 million or 3.5%, compared with $1,117.2 million for the first quarter of 2023. The net sales increase was due to a 1% increase in organic sales and a 3% increase from the recent acquisitions.
EIG’s operating income was $352.9 million for the first quarter of 2024, an increase of $43.2 million or 13.9%, compared with $309.7 million for the first quarter of 2023. EIG’s operating margins were a record 30.5% of net sales for the first quarter of 2024, compared with 27.7% for the first quarter of 2023. EIG's operating margins increased in the first quarter of 2024 compared to the first quarter of 2023 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $579.4 million for the first quarter of 2024, an increase of $99.5 million or 20.7%, compared with $479.9 million for the first quarter of 2023. The net sales increase was due to a 25% increase from the recent acquisitions, partially offset by a 4% organic sales decrease. The organic sales decrease for the first quarter of 2024 is due to customer inventory normalization in our automation and engineered solutions core businesses
EMG’s operating income was $90.7 million for the first quarter of 2024, a decrease of $29.8 million or 24.7%, compared with $120.5 million for the first quarter of 2023. EMG’s operating margins were 15.7% of net sales for the first quarter of 2024, compared with 25.1% for the first quarter of 2023. EMG's operating income and operating margins for the first quarter of 2024 included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 500 basis points. Segment operating margins were also negatively impacted in the first quarter of 2024 by the dilutive impact of the 2023 acquisitions. Excluding the dilutive impact of recent acquisitions and the Paragon integration costs, segment operating margins decreased 100 basis points compared to the first quarter of 2023, due to the organic sales decrease discussed above.

Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $410.2 million for the first three months of 2024, an increase of $23.7 million or 6.1%, compared with $386.5 million for the first three months of 2023. The increase in cash provided by operating activities for the first three months of 2024 was primarily due to higher net income, net of noncash depreciation and amortization expense related to recent acquisitions.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $382.6 million for the first three months of 2024, compared with $366.5 million for the first three months of 2023. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $512.8 million for the first three months of 2024, compared with $481.7 million for the first three months of 2023. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $21.4 million for the first three months of 2024, compared with cash used by investing activities of $122.2 million for the first three months of 2023. For the first three months of 2023, the Company paid $99.3 million, net of cash acquired, to purchase Bison Gear & Engineering Corp. Additions to property, plant and equipment totaled $27.7 million for the first three months of 2024, compared with $20.0 million for the first three months of 2023.
Cash used by financing activities totaled $417.5 million for the first three months of 2024, compared with cash used by financing activities of $215.0 million for the first three months of 2023. At March 31, 2024, total debt, net was $2,933.2 million, compared with $3,313.3 million at December 31, 2023. For the first three months of 2024, total borrowings decreased by $363.1 million compared with a $155.5 million decrease for the first three months of 2023. At March 31, 2024, the Company had available borrowing capacity of $2,187.5 million under its revolving credit facility, including the $700 million accordion feature.
The debt-to-capital ratio was 24.6% at March 31, 2024, compared with 27.5% at December 31, 2023. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 22.2% at March 31, 2024, compared with 25.0% at December 31, 2023. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first three months of 2024 included cash dividends paid of $64.7 million, compared with $57.5 million for the first three months of 2023. Effective February 9, 2024, the Company’s Board of Directors approved a 12% increase in the quarterly cash dividend on the Company’s common stock to $0.28 per common share from $0.25 per common share. The Company repurchased $6.9 million of its common stock for the first three months of 2024, compared with $6.5 million for the first three months of 2023. Proceeds from stock option exercises were $23.6 million for the first three months of 2024, compared with $10.4 million for the first three months of 2023.
As a result of all of the Company’s cash flow activities for the first three months of 2024, cash and cash equivalents at March 31, 2024 totaled $373.8 million, compared with $409.8 million at December 31, 2023. At March 31, 2024, the Company had $337.3 million in cash outside the United States, compared with $375.9 million at December 31, 2023. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Critical Accounting Policies
The Company’s critical accounting policies are detailed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition of its Annual Report on Form 10-K for the year ended December 31, 2023. Primary disclosure of the Company’s significant accounting policies is also included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of its Annual Report on Form 10-K.

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
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2024. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2024 to January 31, 2024	—	$—	—	$816,130,993
February 1, 2024 to February 29, 2024	73	168.50	73	816,118,693
March 1, 2024 to March 31, 2024	41,228	167.42	41,228	809,216,260
Total	41,301	$167.42	41,301
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
Item 5. Other Information
Insider Trading Arrangements and Policies

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
May 2, 2024