Form 10-Q
period 2024-06-30
AMETEK INC/
filed 2024-08-01
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 30, 2024 was 231,535,965 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,734,834	$1,646,111	$3,471,014	$3,243,228
Cost of sales	1,110,425	1,053,190	2,255,106	2,075,715
Selling, general and administrative	176,895	174,130	351,178	343,181
Total operating expenses	1,287,320	1,227,320	2,606,284	2,418,896
Operating income	447,514	418,791	864,730	824,332
Interest expense	(30,590)	(18,723)	(65,844)	(39,292)
Other income (expense), net	86	(3,684)	(547)	(9,057)
Income before income taxes	417,010	396,384	798,339	775,983
Provision for income taxes	79,327	72,142	149,713	146,029
Net income	$337,683	$324,242	$648,626	$629,954
Basic earnings per share	$1.46	$1.41	$2.80	$2.74
Diluted earnings per share	$1.45	$1.40	$2.79	$2.72
Weighted average common shares outstanding:
Basic shares	231,437	230,478	231,267	230,302
Diluted shares	232,304	231,261	232,170	231,245
Dividends declared and paid per share	$0.28	$0.25	$0.56	$0.50
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total comprehensive income	$325,618	$350,692	$611,175	$682,903
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$396,573	$409,804
Receivables, net	976,442	1,012,932
Inventories, net	1,101,719	1,132,471
Other current assets	292,510	269,461
Total current assets	2,767,244	2,824,668
Property, plant and equipment, net	861,577	891,293
Right of use assets, net	217,469	229,723
Goodwill	6,453,513	6,447,629
Other intangibles, net	4,013,096	4,165,317
Investments and other assets	482,967	464,903
Total assets	$14,795,866	$15,023,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$827,967	$1,417,915
Accounts payable	510,457	516,588
Customer advanced payments	378,256	375,513
Income taxes payable	46,653	69,567
Accrued liabilities and other	439,714	502,990
Total current liabilities	2,203,047	2,882,573
Long-term debt, net	1,823,410	1,895,432
Deferred income taxes	819,233	836,695
Other long-term liabilities	697,772	678,642
Total liabilities	5,543,462	6,293,342
Stockholders’ equity:
Common stock	2,716	2,709
Capital in excess of par value	1,210,414	1,168,694
Retained earnings	10,459,556	9,940,343
Accumulated other comprehensive loss	(522,393)	(484,942)
Treasury stock	(1,897,889)	(1,896,613)
Total stockholders’ equity	9,252,404	8,730,191
Total liabilities and stockholders’ equity	$14,795,866	$15,023,533
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,715	$2,704	$2,709	$2,700
Shares issued	1	3	7	7
Balance at the end of the period	2,716	2,707	2,716	2,707
Capital in excess of par value
Balance at the beginning of the period	1,186,132	1,092,362	1,168,694	1,094,236
Issuance of common stock under employee stock plans	11,059	18,977	19,556	6,824
Share-based compensation expense	13,223	12,581	22,164	22,860
Balance at the end of the period	1,210,414	1,123,920	1,210,414	1,123,920
Retained earnings
Balance at the beginning of the period	10,186,621	9,105,705	9,940,343	8,857,485
Net income	337,683	324,242	648,626	629,954
Cash dividends paid	(64,747)	(57,579)	(129,411)	(115,071)
Other	(1)	—	(2)	—
Balance at the end of the period	10,459,556	9,372,368	10,459,556	9,372,368
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(325,381)	(343,217)	(298,835)	(368,124)
Translation adjustments	(16,706)	29,840	(50,821)	62,660
Change in long-term intercompany notes	625	2,132	(4,048)	5,903
Net investment hedge instruments gain (loss), net of tax of $(930) and $2,317 for the quarter ended June 30, 2024 and 2023, and $(4,917) and $6,122 for the six months ended June 30, 2024 and 2023, respectively	2,856	(7,114)	15,098	(18,798)
Balance at the end of the period	(338,606)	(318,359)	(338,606)	(318,359)
Defined benefit pension plans:
Balance at the beginning of the period	(184,947)	(205,229)	(186,107)	(206,821)
Amortization of net actuarial loss and other, net of tax of $(365) and $(518) for the quarter ended June 30, 2024 and 2023 and $(730) and $(1,036) for the six months ended June 30, 2024 and 2023 , respectively	1,160	1,592	2,320	3,184
Balance at the end of the period	(183,787)	(203,637)	(183,787)	(203,637)
Accumulated other comprehensive loss at the end of the period	(522,393)	(521,996)	(522,393)	(521,996)
Treasury stock
Balance at the beginning of the period	(1,896,925)	(1,895,200)	(1,896,613)	(1,902,964)
Issuance of common stock under employee stock plans	(284)	(406)	6,319	13,860
Purchase of treasury stock	(680)	(22)	(7,595)	(6,524)
Balance at the end of the period	(1,897,889)	(1,895,628)	(1,897,889)	(1,895,628)
Total stockholders’ equity	$9,252,404	$8,081,371	$9,252,404	$8,081,371
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2024	2023
Cash provided by (used for):
Operating activities:
Net income	$648,626	$629,954
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	196,681	163,935
Deferred income taxes	(21,946)	(38,144)
Share-based compensation expense	22,164	22,860
Gain on sale of facilities	(995)	—
Net change in assets and liabilities, net of acquisitions	(41,144)	(51,627)
Pension contributions	(2,924)	(2,880)
Other, net	(8,800)	(2,315)
Total operating activities	791,662	721,783
Investing activities:
Additions to property, plant and equipment	(49,068)	(47,835)
Purchases of businesses, net of cash acquired	—	(99,266)
Proceeds from sale of business/investment	657	—
Proceeds from sale of facilities	4,246	—
Other, net	616	(2,886)
Total investing activities	(43,549)	(149,987)
Financing activities:
Net change in short-term borrowings	(640,611)	(219,610)
Repurchases of common stock	(7,595)	(6,524)
Cash dividends paid	(129,411)	(115,071)
Proceeds from stock option exercises	34,524	29,055
Other, net	(8,557)	(4,941)
Total financing activities	(751,650)	(317,091)
Effect of exchange rate changes on cash and cash equivalents	(9,694)	5,496
(Decrease) increase in cash and cash equivalents	(13,231)	260,201
Cash and cash equivalents:
Beginning of period	409,804	345,386
End of period	$396,573	$605,587
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2024, the consolidated results of its operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission.
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
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2024	2023
	(In thousands)
Contract assets—January 1	$140,826	$119,741
Contract assets – June 30	149,674	137,444
Change in contract assets – increase (decrease)	8,848	17,703
Contract liabilities – January 1	432,830	398,692
Contract liabilities – June 30	425,617	443,768
Change in contract liabilities – decrease (increase)	7,213	(45,076)
Net change	$16,061	$(27,373)
For the six months ended June 30, 2024 and 2023, the Company recognized revenue of $285.5 million and $268.0 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At June 30, 2024 and December 31, 2023, $47.4 million and $57.3 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations not expected to be completed within one year as of June 30, 2024 and December 31, 2023 were $597.7 million and $607.5 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)
balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three and six months ended June 30:

	Three months ended June 30, 2024			Six months ended June 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$602,677	$342,201	$944,878	$1,171,574	$686,061	$1,857,635
International(1):
United Kingdom	27,759	35,755	63,514	54,466	63,947	118,413
European Union countries	128,428	106,990	235,418	270,670	221,976	492,646
Asia	281,990	56,310	338,300	580,035	106,509	686,544
Other foreign countries	112,759	39,965	152,724	233,647	82,129	315,776
Total international	550,936	239,020	789,956	1,138,818	474,561	1,613,379
Consolidated net sales	$1,153,613	$581,221	$1,734,834	$2,310,392	$1,160,622	$3,471,014
________________
(1)    Includes U.S. export sales of $435.6 million and $909.3 million for the three and six months ended June 30, 2024, respectively.

	Three months ended June 30, 2023			Six months ended June 30, 2023
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$575,281	$284,611	$859,892	$1,137,177	$531,730	$1,668,907
International(1):
United Kingdom	23,150	28,402	51,552	51,188	59,464	110,652
European Union countries	130,811	110,876	241,687	266,469	227,683	494,152
Asia	290,636	52,753	343,389	574,528	103,658	678,186
Other foreign countries	114,768	34,823	149,591	222,531	68,800	291,331
Total international	559,365	226,854	786,219	1,114,716	459,605	1,574,321
Consolidated net sales	$1,134,646	$511,465	$1,646,111	$2,251,893	$991,335	$3,243,228
______________
(1)    Includes U.S. export sales of $439.1 million and $873.3 million for the three and six months ended June 30, 2023, respectively.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended June 30, 2024			Six months ended June 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$802,724	$—	$802,724	$1,594,262	$—	$1,594,262
Aerospace and power	350,889	154,463	505,352	716,130	306,915	1,023,045
Automation and engineered solutions	—	426,758	426,758	—	853,707	853,707
Consolidated net sales	$1,153,613	$581,221	$1,734,834	$2,310,392	$1,160,622	$3,471,014

	Three months ended June 30, 2023			Six months ended June 30, 2023
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$798,667	$—	$798,667	$1,593,100	$—	$1,593,100
Aerospace and power	335,979	149,792	485,771	658,793	292,842	951,635
Automation and engineered solutions	—	361,673	361,673	—	698,493	698,493
Consolidated net sales	$1,134,646	$511,465	$1,646,111	$2,251,893	$991,335	$3,243,228
Timing of Revenue Recognition

	Three months ended June 30, 2024			Six months ended June 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$925,932	$493,999	$1,419,931	$1,871,930	$997,584	$2,869,514
Products and services transferred over time	227,681	87,222	314,903	438,462	163,038	601,500
Consolidated net sales	$1,153,613	$581,221	$1,734,834	$2,310,392	$1,160,622	$3,471,014

	Three months ended June 30, 2023			Six months ended June 30, 2023
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$936,934	$463,618	$1,400,552	$1,872,242	$877,219	$2,749,461
Products and services transferred over time	197,712	47,847	245,559	379,651	114,116	493,767
Consolidated net sales	$1,134,646	$511,465	$1,646,111	$2,251,893	$991,335	$3,243,228

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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)
Changes in the accrued product warranty obligation were as follows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Balance at the beginning of the period	$37,087	$26,487
Accruals for warranties issued during the period	10,648	9,397
Settlements made during the period	(11,073)	(7,289)
Warranty accruals related to acquired businesses and other during the period	(30)	244
Balance at the end of the period	$36,632	$28,839
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
At June 30, 2024, the Company had $976.4 million of accounts receivable, net of allowances of $14.3 million. Changes in the allowance were not material for the three and six months ended June 30, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Weighted average shares:
Basic shares	231,437	230,478	231,267	230,302
Equity-based compensation plans	867	783	903	943
Diluted shares	232,304	231,261	232,170	231,245
The calculation of diluted earnings per share for the three and six months ended June 30, 2024 excluded an immaterial number of stock options because the exercise prices of these stock options exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive. There were no antidilutive shares for the three and six months ended June 30, 2023.
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
June 30, 2024
(Unaudited)
to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$12,018	$12,018	$—	$—
Foreign currency forward contracts	(276)	—	(276)	—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$11,922	$11,922	$—	$—
Foreign currency forward contracts	2,035	—	2,035	—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the six months ended June 30, 2024 and 2023, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the six months ended June 30, 2024 and 2023.
Foreign Currency
At June 30, 2024, the Company had a Euro forward contract for a total notional value of 60.0 million Euros. The foreign currency forward contract is valued as a level 2 liability as it is corroborated by foreign currency exchange rates and shown as a component of other current liabilities on the consolidated balance sheet. For the six months ended June 30, 2024, realized and unrealized gains and losses on the foreign currency forward contracts were not significant.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at June 30, 2024 and December 31, 2023 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(2,175,213)	$(2,068,035)	$(2,197,538)	$(2,087,607)
The fair value of net short-term borrowings approximates the carrying value. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of June 30, 2024, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)
investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At June 30, 2024, the Company had $284.3 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At June 30, 2024, the Company had $545.4 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $20.0 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the six months ended June 30, 2024.
7.    Inventories, net

	June 30, 2024	December 31, 2023
	(In thousands)
Finished goods and parts	$140,228	$136,003
Work in process	179,778	165,914
Raw materials and purchased parts	781,713	830,554
Total inventories, net	$1,101,719	$1,132,471
8.    Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the six months ended June 30, 2024 and 2023. The Company's leases have a weighted average remaining lease term of approximately 7 years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost	$17,797	$15,905	$35,401	$30,582
Variable lease cost	3,142	2,716	6,333	5,946
Total lease cost	$20,939	$18,621	$41,734	$36,528
Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Right of use assets, net	$217,469	$229,723
Lease liabilities included in Accrued Liabilities and other	58,713	61,055
Lease liabilities included in Other long-term liabilities	172,546	182,436
Total lease liabilities	$231,259	$243,491

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)
Maturities of lease liabilities as of June 30, 2024 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2024	$29,280
2025	52,822
2026	43,098
2027	31,611
2028	23,314
Thereafter	79,249
Total lease payments	259,374
Less: imputed interest	28,115
$231,259
The Company does not have any significant leases that have not yet commenced.
9.    Acquisitions
The initial accounting for the December 2023 Paragon Medical acquisition is being finalized, including the measurement of the acquired tangible and intangible assets and liabilities, as well as, the associated income tax considerations. Amounts for fixed assets, intangibles, and income taxes could change, potentially materially, as there is significant additional information that the Company must obtain to finalize the valuations of the assets acquired and liabilities assumed, and to finalize the value of the intangible assets.
The Company finalized its measurements of tangible and intangible assets and liabilities for its August 2023 acquisition of United Electronic Industries, which had no material impact to the consolidated statement of income and balance sheet. The Company is in the process of finalizing the accounting for income taxes for its October 2023 acquisition of Amplifier Research Corp.
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2023	$4,365.0	$2,082.6	$6,447.6
Purchase price allocation adjustments and other	25.5	6.5	32.0
Foreign currency translation adjustments	(19.6)	(6.5)	(26.1)
Balance at June 30, 2024	$4,370.9	$2,082.6	$6,453.5

11.    Income Taxes
At June 30, 2024, the Company had gross uncertain tax benefits of $260.9 million, of which $211.2 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2023	$233.5
Additions for tax positions	28.8
Reductions for tax positions	(1.4)
Balance at June 30, 2024	$260.9

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2024 and 2023 were not significant.
The effective tax rate for the three months ended June 30, 2024 was 19.0%, compared with 18.2% for the three months ended June 30, 2023. The higher effective tax rate in the second quarter of 2024 is primarily due to higher U.S. taxes on foreign sourced earnings compared to the second quarter of 2023.

12.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Stock option expense	$3,517	$3,596	$7,026	$7,180
Restricted stock expense	5,329	5,257	10,126	10,297
Performance restricted stock unit expense	4,377	3,728	5,012	5,383
Total pre-tax expense	$13,223	$12,581	$22,164	$22,860
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

Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Expected volatility	28.2%	26.0%
Expected term (years)	5.0	5.0
Risk-free interest rate	4.31%	3.54%
Expected dividend yield	0.62%	0.72%
Black-Scholes-Merton fair value per stock option granted	$56.42	$38.11

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2023	2,741	$101.20
Granted	231	181.93
Exercised	(428)	81.35
Forfeited	(22)	145.90
Outstanding at June 30, 2024	2,522	$111.57	6.7	$142.5
Exercisable at June 30, 2024	1,860	$97.05	6.0	$129.6
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 was $39.6 million. The total fair value of stock options vested during the six months ended June 30, 2024 was $14.7 million. As of June 30, 2024, there was approximately $22.9 million of expected future pre-tax compensation expense related to the 0.7 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2023	296	$135.39
Granted	148	181.60
Vested	(137)	132.72
Forfeited	(12)	151.02
Non-vested restricted stock outstanding at June 30, 2024	295	$159.09
The total fair value of restricted stock vested during the six months ended June 30, 2024 was $18.1 million. As of June 30, 2024, there was approximately $38.1 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2024
(Unaudited)
The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2023	239	$131.90
Granted	77	181.93
Performance assumption change [1]	24	121.91
Vested	(61)	121.91
Forfeited	(40)	149.90
Non-vested performance restricted stock outstanding at June 30, 2024	239	$151.06
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of June 30, 2024, there was approximately $13.5 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately one year.
13.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Defined benefit plans:
Service cost	$727	$749	$1,457	$1,489
Interest cost	6,978	7,566	13,967	15,067
Expected return on plan assets	(13,619)	(13,071)	(27,251)	(26,067)
Amortization of net actuarial loss and other	2,333	2,842	4,670	5,663
Pension income	(3,581)	(1,914)	(7,157)	(3,848)
Other plans:
Defined contribution plans	10,985	10,512	25,580	24,028
Foreign plans and other	2,287	1,999	3,976	4,570
Total other plans	13,272	12,511	29,556	28,598
Total net pension expense	$9,691	$10,597	$22,399	$24,750
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the six months ended June 30, 2024 and 2023, contributions to the Company’s defined benefit pension plans were $2.9 million and $2.9 million, respectively. The Company’s current estimate of 2024 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2024
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At June 30, 2024, the Company is named a Potentially Responsible Party (“PRP”) at 12 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at June 30, 2024 and December 31, 2023 were $30.6 million and $37.1 million, respectively, for both non-owned and owned sites. For the six months ended June 30, 2024, the Company recorded $4.5 million in reserves. Additionally, the Company spent $11.0 million on environmental matters for the six months ended June 30, 2024.
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
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net sales:
Electronic Instruments	$1,153,613	$1,134,646	$2,310,392	$2,251,893
Electromechanical	581,221	511,465	1,160,622	991,335
Consolidated net sales	$1,734,834	$1,646,111	$3,471,014	$3,243,228
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$349,857	$307,052	$702,797	$616,799
Electromechanical	123,102	136,215	213,793	256,719
Total segment operating income	472,959	443,267	916,590	873,518
Corporate administrative expenses	(25,445)	(24,476)	(51,860)	(49,186)
Consolidated operating income	447,514	418,791	864,730	824,332
Interest expense	(30,590)	(18,723)	(65,844)	(39,292)
Other income (expense), net	86	(3,684)	(547)	(9,057)
Consolidated income before income taxes	$417,010	$396,384	$798,339	$775,983

For the quarter ended June 30, 2024, the Company posted record operating income. Contributions from the acquisitions of United Electronic Industries ("UEI") in August 2023, Amplifier Research Corp. ("Amplifier Research") in October 2023, and Paragon Medical ("Paragon") in December 2023, as well as our Operational Excellence initiatives, had a positive impact on the second quarter of 2024 results. In the first quarter of 2024, the Company recorded pre-tax integration costs related to the Paragon acquisition totaling $29.2 million, of which $22.4 million was employee severance. The integration costs reduced net income by $22.2 million. For the first six months of 2024, EMG experienced customer inventory normalization in our automation and engineered solutions core businesses, which we expect will continue through the remainder of 2024. The full year impact of the 2023 acquisitions, including the continued integration of Paragon, and focus on and implementation of our Operational Excellence initiatives are expected to have a positive impact on our 2024 results.
Results of operations for the second quarter of 2024 compared with the second quarter of 2023
Net sales for the second quarter of 2024 were $1,734.8 million, an increase of $88.7 million or 5.4%, compared with net sales of $1,646.1 million for the second quarter of 2023. The increase in net sales for the second quarter of 2024 was due to an 8% increase from acquisitions, partially offset by a 2% organic sales decline.
Total international sales for the second quarter of 2024 were $790.0 million or 45.5% of net sales, an increase of $3.7 million or 0.5%, compared with international sales of $786.2 million or 47.8% of net sales for the second quarter of 2023.
Orders for the second quarter of 2024 were $1,677.2 million, an increase of $22.8 million or 1.4%, compared with $1,654.4 million for the second quarter of 2023. The increase in orders for the second quarter of 2024 was due to a 6% increase from acquisitions, partially offset by 4% organic order decline as well as a 1% unfavorable effect of foreign currency translation. The Company's backlog of unfilled orders at June 30, 2024 was $3,403.0 million, a decrease of $131.1 million or 3.7% compared with $3,534.1 million at December 31, 2023.
Cost of sales for the second quarter of 2024 was $1,110.4 million or 64.0% of net sales, an increase of $57.2 million or 5.4%, compared with $1,053.2 million or 64.0% of net sales for the second quarter of 2023. The cost of sales increase was primarily due to the net sales increase discussed above.
Segment operating income for the second quarter of 2024 was $473.0 million, an increase of $29.7 million or 6.7%, compared with segment operating income of $443.3 million for the second quarter of 2023. Segment operating margins, as a percentage of net sales, increased to 27.3% for the second quarter of 2024, compared with 26.9% for the second quarter of 2023. Segment operating margins were negatively impacted in the second quarter of 2024 by the dilutive impact of the 2023 acquisitions. Excluding the dilutive impact of recent acquisitions, segment operating margins increased 190 basis points compared to the second quarter of 2023, due to the continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the second quarter of 2024 were $176.9 million or 10.2% of net sales, an increase of $2.8 million or 1.6%, compared with $174.1 million or 10.6% of net sales for the second quarter of 2023. General and administrative expenses for the second quarter of 2024 were $25.4 million, compared with $24.5 million for the second quarter of 2023.
Consolidated operating income was a record $447.5 million or 25.8% of net sales for the second quarter of 2024, an increase of $28.7 million or 6.9%, compared with $418.8 million or 25.4% of net sales for the second quarter of 2023. Operating income for the second quarter of 2024 increased primarily to due the sales increase discussed above. Operating margins were negatively impacted in the second quarter of 2024 by the dilutive impact of the 2023 acquisitions. Excluding the dilutive impact of these acquisitions, operating margins increased 180 basis points compared to the second quarter of 2023.
Interest expense for the second quarter of 2024 was $30.6 million, an increase of $11.9 million or 63.4%, compared with $18.7 million for the second quarter of 2023. The increase in the second quarter of 2024 is primarily driven by higher borrowings under the revolving credit facility, related to the 2023 acquisitions.
Other income, net was $0.1 million for the second quarter of 2024, compared with $3.7 million of other expense, net for the second quarter of 2023. The increase of $3.8 million of other income in the second quarter of 2024 includes higher pension income of $1.5 million, compared to the second quarter of 2023.
The effective tax rate for the second quarter of 2024 was 19.0%, compared with 18.2% for the second quarter of 2023. The higher effective tax rate in the second quarter of 2024 is primarily due to higher U.S. taxes on foreign sourced earnings compared to the second quarter of 2023.
Net income for the second quarter of 2024 was $337.7 million, an increase of $13.5 million or 4.1%, compared with $324.2 million for the second quarter of 2023.
Diluted earnings per share for the second quarter of 2024 were $1.45, an increase of $0.05 or 3.6%, compared with $1.40 per diluted share for the second quarter of 2023.
Segment Results
EIG’s net sales totaled $1,153.6 million for the second quarter of 2024, an increase of $19.0 million or 1.7%, compared with $1,134.6 million for the second quarter of 2023. The net sales increase was due to a 2% increase from the recent acquisitions.
EIG’s operating income was $349.9 million for the second quarter of 2024, an increase of $42.8 million or 13.9%, compared with $307.1 million for the second quarter of 2023. EIG’s operating margins were 30.3% of net sales for the second quarter of 2024, compared with 27.1% for the second quarter of 2023. EIG's operating margins increased in the second quarter of 2024 compared to the second quarter of 2023 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled a record $581.2 million for the second quarter of 2024, an increase of $69.7 million or 13.6%, compared with $511.5 million for the second quarter of 2023. The net sales increase was due to a 20% increase from the recent acquisitions, partially offset by a 6% organic sales decrease. The organic sales decrease for the second quarter of 2024 is due to customer inventory normalization in our automation and engineered solutions core businesses.
EMG’s operating income was $123.1 million for the second quarter of 2024, a decrease of $13.1 million or 9.6%, compared with $136.2 million for the second quarter of 2023. EMG’s operating margins were 21.2% of net sales for the second quarter of 2024, compared with 26.6% for the second quarter of 2023. EMG's operating income and operating margins were negatively impacted in the second quarter of 2024 by the dilutive impact of the 2023 acquisitions. Excluding the dilutive impact of the 2023 acquisitions, segment operating margins decreased 160 basis points compared to the second quarter of 2023, due to the organic sales decrease discussed above.

Results of operations for the first six months of 2024 compared with the first six months of 2023
Net sales for the first six months of 2024 were $3,471.0 million, an increase of $227.8 million or 7.0%, compared with net sales of $3,243.2 million for the first six months of 2023. The increase in net sales for the first six months of 2024 was due to an 8% increase from acquisitions, partially offset by a 1% organic sales decline.
Total international sales for the first six months of 2024 were $1,613.4 million or 46.5% of net sales, an increase of $39.1 million or 2.5%, compared with international sales of $1,574.3 million or 48.5% of net sales for the first six months of 2023.
Orders for the first six months of 2024 were $3,339.9 million, a decrease of $126.5 million or 3.6%, compared with $3,466.4 million for the first six months of 2023. The decrease in orders for the first six months of 2024 was due to a 7% organic order decline as well as a 1% unfavorable effect of foreign currency translation, partially offset by a 5% increase from acquisitions. The organic orders decrease for the first six months of 2024 is due to customer inventory normalization in our automation and engineered solutions core businesses.
Cost of sales for the first six months of 2024 was $2,255.1 million or 65.0% of net sales, an increase of $179.4 million or 8.6%, compared with $2,075.7 million or 64.0% of net sales for the first six months of 2023. The cost of sales increase was primarily due to the net sales increase discussed above.
Segment operating income for the first six months of 2024 was $916.6 million, an increase of $43.1 million or 4.9%, compared with segment operating income of $873.5 million for the first six months of 2023. Segment operating margins, as a percentage of net sales, decreased to 26.4% for the first six months of 2024, compared with 26.9% for the first six months of 2023. Segment operating income and operating margins for the first six months of 2024 included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 80 basis points. Segment operating margins were also negatively impacted in the first six months of 2024 by the dilutive impact of the 2023 acquisitions. Excluding the dilutive impact of the 2023 acquisitions and the Paragon integration costs, segment operating margins increased 190 basis points compared to the first six months of 2023, due to the continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the first six months of 2024 were $351.2 million or 10.1% of net sales, an increase of $8.0 million or 2.3%, compared with $343.2 million or 10.6% of net sales for the first six months of 2023. Selling expenses increased primarily due to the net sales increase discussed above. General and administrative expenses for the first six months of 2024 were $51.9 million, compared with $49.2 million for the first six months of 2023.
Consolidated operating income was $864.7 million or 24.9% of net sales for the first six months of 2024, an increase of $40.4 million or 4.9%, compared with $824.3 million or 25.4% of net sales for the first six months of 2023.
Interest expense for the first six months of 2024 was $65.8 million, an increase of $26.5 million or 67.6%, compared with $39.3 million for the first six months of 2023. The increase in the first six months of 2024 is primarily driven by higher borrowings under the revolving credit facility, related to the 2023 acquisitions.
Other expense, net was $0.5 million for the first six months of 2024, compared with $9.1 million of other expense, net for the first six months of 2023, an increase of $8.5 million of other income. The first six months of 2024 includes $3.1 million of higher pension income, compared to the first six months of 2023.
The effective tax rate for the first six months of 2024 was 18.8%, compared with 18.8% for the first six months of 2023.
Net income for the first six months of 2024 was $648.6 million, an increase of $18.7 million or 3.0%, compared with $630.0 million for the first six months of 2023.
Diluted earnings per share for the first six months of 2024 were $2.79, an increase of $0.07 or 2.6%, compared with $2.72 per diluted share for the first six months of 2023.

Segment Results
EIG’s net sales totaled $2,310.4 million for the first six months of 2024, an increase of $58.5 million or 2.6%, compared with $2,251.9 million for the first six months of 2023. The net sales increase was due to a 2% increase from acquisitions.
EIG’s operating income was $702.8 million for the first six months of 2024, an increase of $86.0 million or 13.9%, compared with $616.8 million for the first six months of 2023. EIG’s operating margins were 30.4% of net sales for the first six months of 2024, compared with 27.4% for the first six months of 2023. EIG operating margins increased in the first six months of 2024 compared to the first six months of 2023, due to the increase in net sales discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $1,160.6 million for the first six months of 2024, an increase of $169.3 million or 17.1%, compared with $991.3 million for the first six months of 2023. The net sales increase was due to a 22% increase from acquisitions, partially offset by a 5% organic sales decrease. The organic sales decrease for the first six months of 2024 is due to customer inventory normalization in our automation and engineered solutions core businesses.
EMG’s operating income was $213.8 million for the first six months of 2024, a decrease of $42.9 million or 16.7%, compared with $256.7 million for the first six months of 2023. EMG’s operating margins were 18.4% of net sales for the first six months of 2024, compared with 25.9% for the first six months of 2023. EMG's operating income and operating margins for the first six months of 2024 included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 250 basis points. Segment operating margins were also negatively impacted in the first six months of 2024 by the dilutive impact of the 2023 acquisitions. Excluding the dilutive impact of the 2023 acquisitions and the Paragon integration costs, segment operating margins decreased 140 basis points compared to the first six months of 2023, due to the organic sales decrease discussed above.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $791.7 million for the first six months of 2024, an increase of $69.9 million or 9.7%, compared with $721.8 million for the first six months of 2023. The increase in cash provided by operating activities for the first six months of 2024 was primarily due to higher net income, net of noncash depreciation and amortization expense related to recent acquisitions.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $742.6 million for the first six months of 2024, compared with $673.9 million for the first six months of 2023. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,057.5 million for the first six months of 2024, compared with $977.3 million for the first six months of 2023. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $43.5 million for the first six months of 2024, compared with cash used by investing activities of $150.0 million for the first six months of 2023. For the first six months of 2023, the Company paid $99.3 million, net of cash acquired, to purchase Bison Gear & Engineering Corp. Additions to property, plant and equipment totaled $49.1 million for the first six months of 2024, compared with $47.8 million for the first six months of 2023.
Cash used by financing activities totaled $751.7 million for the first six months of 2024, compared with cash used by financing activities of $317.1 million for the first six months of 2023. At June 30, 2024, total debt, net was $2,651.4 million, compared with $3,313.3 million at December 31, 2023. For the first six months of 2024, total borrowings decreased by $640.6 million compared with a $219.6 million decrease for the first six months of 2023. At June 30, 2024, the Company had available borrowing capacity of $2,483.2 million under its revolving credit facility, including the $700 million accordion feature.
The debt-to-capital ratio was 22.3% at June 30, 2024, compared with 27.5% at December 31, 2023. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 19.6% at June 30, 2024, compared with 25.0% at December 31, 2023. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first six months of 2024 included cash dividends paid of $129.4 million, compared with $115.1 million for the first six months of 2023. Effective February 9, 2024, the Company’s Board of Directors

approved a 12% increase in the quarterly cash dividend on the Company’s common stock to $0.28 per common share from $0.25 per common share. The Company repurchased $7.6 million of its common stock for the first six months of 2024, compared with $6.5 million for the first six months of 2023. Proceeds from stock option exercises were $34.5 million for the first six months of 2024, compared with $29.1 million for the first six months of 2023.
As a result of all of the Company’s cash flow activities for the first six months of 2024, cash and cash equivalents at June 30, 2024 totaled $396.6 million, compared with $409.8 million at December 31, 2023. At June 30, 2024, the Company had $366.9 million in cash outside the United States, compared with $375.9 million at December 31, 2023. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
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
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2024. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 to April 30, 2024	—	$—	—	$808,567,943
May 1, 2024 to May 31, 2024	193	166.21	193	808,535,864
June 1, 2024 to June 30, 2024	—	—	—	808,535,864
Total	193	$166.21	193
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
Item 5. Other Information
Insider Trading Arrangements and Policies

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.1
Amended and Restated Credit Agreement, dated May 12, 2022, by and among AMETEK, Inc., the Foreign Subsidiary Borrowers thereto, with the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., PNC Bank, National Association, Truist Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents.

10.2 *
Amended and Restated Credit Agreement, dated June 17, 2024, by and among AMETEK, Inc., the Foreign Subsidiary Borrowers thereto, with the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., PNC Bank, National Association, Truist Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents.

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
August 1, 2024