Form 10-Q
period 2024-09-30
AMETEK INC/
filed 2024-10-31
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 29, 2024 was 231,307,680 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,708,564	$1,622,837	$5,179,578	$4,866,065
Cost of sales	1,092,754	1,020,920	3,347,860	3,096,635
Selling, general and administrative	169,959	163,782	521,137	506,963
Total operating expenses	1,262,713	1,184,702	3,868,997	3,603,598
Operating income	445,851	438,135	1,310,581	1,262,467
Interest expense	(25,118)	(18,386)	(90,962)	(57,678)
Other (expense) income, net	(1,888)	(6,256)	(2,435)	(15,313)
Income before income taxes	418,845	413,493	1,217,184	1,189,476
Provision for income taxes	78,604	73,123	228,317	219,152
Net income	$340,241	$340,370	$988,867	$970,324
Basic earnings per share	$1.47	$1.48	$4.28	$4.21
Diluted earnings per share	$1.47	$1.47	$4.26	$4.19
Weighted average common shares outstanding:
Basic shares	231,342	230,691	231,292	230,431
Diluted shares	232,224	231,751	232,188	231,414
Dividends declared and paid per share	$0.28	$0.25	$0.84	$0.75
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total comprehensive income	$405,095	$294,757	$1,016,270	$977,660
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$396,266	$409,804
Receivables, net	968,240	1,012,932
Inventories, net	1,084,622	1,132,471
Other current assets	284,562	269,461
Total current assets	2,733,690	2,824,668
Property, plant and equipment, net	822,609	891,293
Right of use assets, net	211,381	229,723
Goodwill	6,550,267	6,447,629
Other intangibles, net	3,950,989	4,165,317
Investments and other assets	498,703	464,903
Total assets	$14,767,639	$15,023,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$571,061	$1,417,915
Accounts payable	511,680	516,588
Customer advanced payments	350,865	375,513
Income taxes payable	64,763	69,567
Accrued liabilities and other	468,556	502,990
Total current liabilities	1,966,925	2,882,573
Long-term debt, net	1,765,473	1,895,432
Deferred income taxes	792,540	836,695
Other long-term liabilities	692,478	678,642
Total liabilities	5,217,416	6,293,342
Stockholders’ equity:
Common stock	2,717	2,709
Capital in excess of par value	1,228,670	1,168,694
Retained earnings	10,735,140	9,940,343
Accumulated other comprehensive loss	(457,539)	(484,942)
Treasury stock	(1,958,765)	(1,896,613)
Total stockholders’ equity	9,550,223	8,730,191
Total liabilities and stockholders’ equity	$14,767,639	$15,023,533
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,716	$2,707	$2,709	$2,700
Shares issued	1	1	8	8
Balance at the end of the period	2,717	2,708	2,717	2,708
Capital in excess of par value
Balance at the beginning of the period	1,210,414	1,123,920	1,168,694	1,094,236
Issuance of common stock under employee stock plans	5,513	11,274	25,069	18,098
Share-based compensation expense	12,743	12,913	34,907	35,773
Balance at the end of the period	1,228,670	1,148,107	1,228,670	1,148,107
Retained earnings
Balance at the beginning of the period	10,459,556	9,372,368	9,940,343	8,857,485
Net income	340,241	340,370	988,867	970,324
Cash dividends paid	(64,657)	(57,622)	(194,068)	(172,693)
Other	—	(2)	(2)	(2)
Balance at the end of the period	10,735,140	9,655,114	10,735,140	9,655,114
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(338,606)	(318,359)	(298,835)	(368,124)
Translation adjustments	91,052	(62,092)	40,231	568
Change in long-term intercompany notes	2,106	(6,994)	(1,942)	(1,091)
Net investment hedge instruments (loss) gain , net of tax of $9,595 and $(7,126) for the quarter ended September 30, 2024 and 2023, and $4,678 and $(1,004) for the nine months ended September 30, 2024 and 2023, respectively	(29,464)	21,881	(14,366)	3,083
Balance at the end of the period	(274,912)	(365,564)	(274,912)	(365,564)
Defined benefit pension plans:
Balance at the beginning of the period	(183,787)	(203,637)	(186,107)	(206,821)
Amortization of net actuarial loss and other, net of tax of $(365) and $(518) for the quarter ended September 30, 2024 and 2023 and $(1,095) and $(1,554) for the nine months ended September 30, 2024 and 2023 , respectively	1,160	1,592	3,480	4,776
Balance at the end of the period	(182,627)	(202,045)	(182,627)	(202,045)
Accumulated other comprehensive loss at the end of the period	(457,539)	(567,609)	(457,539)	(567,609)
Treasury stock
Balance at the beginning of the period	(1,897,889)	(1,895,628)	(1,896,613)	(1,902,964)
Issuance of common stock under employee stock plans	(476)	(129)	5,843	13,731
Purchase of treasury stock	(60,400)	(54)	(67,995)	(6,578)
Balance at the end of the period	(1,958,765)	(1,895,811)	(1,958,765)	(1,895,811)
Total stockholders’ equity	$9,550,223	$8,342,509	$9,550,223	$8,342,509
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2024	2023
Cash provided by (used for):
Operating activities:
Net income	$988,867	$970,324
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	287,049	245,713
Deferred income taxes	(28,970)	(67,525)
Share-based compensation expense	34,907	35,773
Gain on sale of facilities	(995)	—
Net change in assets and liabilities, net of acquisitions	20,675	27,266
Pension contributions	(4,433)	(3,927)
Other, net	(18,268)	(12,985)
Total operating activities	1,278,832	1,194,639
Investing activities:
Additions to property, plant and equipment	(75,350)	(76,506)
Purchases of businesses, net of cash acquired	—	(246,656)
Proceeds from sale of facilities	4,246	—
Other, net	1,580	(3,149)
Total investing activities	(69,524)	(326,311)
Financing activities:
Net change in short-term borrowings	(698,099)	(220,555)
Repayments of long-term borrowings	(300,000)	—
Repurchases of common stock	(67,995)	(6,578)
Cash dividends paid	(194,068)	(172,693)
Proceeds from stock option exercises	39,728	40,120
Other, net	(7,976)	(5,068)
Total financing activities	(1,228,410)	(364,774)
Effect of exchange rate changes on cash and cash equivalents	5,564	(7,039)
(Decrease) increase in cash and cash equivalents	(13,538)	496,515
Cash and cash equivalents:
Beginning of period	409,804	345,386
End of period	$396,266	$841,901
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2024, the consolidated results of its operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the U.S. Securities and Exchange Commission.
2.    Recent Accounting Pronouncements
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under ASC 280. ASU 2023-07 is effective for the Company's annual period ending December 31, 2024, and for interim periods within the annual period ending December 31, 2025. The amendments in this ASU will be applied on a retrospective basis to all periods presented. ASU 2023-07 will require additional disclosures in the Reportable Segments footnote, but will not have a material impact on the Company's consolidated financial statements.
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
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2024	2023
	(In thousands)
Contract assets—January 1	$140,826	$119,741
Contract assets – September 30	151,451	139,771
Change in contract assets – increase (decrease)	10,625	20,030
Contract liabilities – January 1	432,830	398,692
Contract liabilities – September 30	396,172	422,415
Change in contract liabilities – decrease (increase)	36,658	(23,723)
Net change	$47,283	$(3,693)
The net change for the nine months ended September 30, 2024 was primarily driven by contract liabilities, specifically lower advance payments from customers. For the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $324.8 million and $297.7 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At September 30, 2024 and December 31, 2023, $45.3 million and $57.3 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)
The remaining performance obligations not expected to be completed within one year as of September 30, 2024 and December 31, 2023 were $611.2 million and $607.5 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three and nine months ended September 30:

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$561,273	$333,575	$894,848	$1,732,847	$1,019,636	$2,752,483
International(1):
United Kingdom	25,247	31,160	56,407	79,713	95,107	174,820
European Union countries	123,271	109,071	232,342	393,941	331,047	724,988
Asia	301,858	60,008	361,866	881,893	166,517	1,048,410
Other foreign countries	122,939	40,162	163,101	356,586	122,291	478,877
Total international	573,315	240,401	813,716	1,712,133	714,962	2,427,095
Consolidated net sales	$1,134,588	$573,976	$1,708,564	$3,444,980	$1,734,598	$5,179,578
________________
(1)    Includes U.S. export sales of $465.1 million and $1,374.4 million for the three and nine months ended September 30, 2024, respectively.

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$616,988	$274,146	$891,134	$1,754,165	$805,876	$2,560,041
International(1):
United Kingdom	23,327	30,348	53,675	74,515	89,812	164,327
European Union countries	115,026	99,931	214,957	381,495	327,614	709,109
Asia	271,922	47,699	319,621	846,450	151,357	997,807
Other foreign countries	108,867	34,583	143,450	331,398	103,383	434,781
Total international	519,142	212,561	731,703	1,633,858	672,166	2,306,024
Consolidated net sales	$1,136,130	$486,707	$1,622,837	$3,388,023	$1,478,042	$4,866,065
______________
(1)    Includes U.S. export sales of $391.7 million and $1,265.0 million for the three and nine months ended September 30, 2023, respectively.

Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$779,772	$—	$779,772	$2,374,034	$—	$2,374,034
Aerospace and power	354,816	160,177	514,993	1,070,946	467,092	1,538,038
Automation and engineered solutions	—	413,799	413,799	—	1,267,506	1,267,506
Consolidated net sales	$1,134,588	$573,976	$1,708,564	$3,444,980	$1,734,598	$5,179,578

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$801,027	$—	$801,027	$2,394,127	$—	$2,394,127
Aerospace and power	335,103	146,843	481,946	993,896	439,685	1,433,581
Automation and engineered solutions	—	339,864	339,864	—	1,038,357	1,038,357
Consolidated net sales	$1,136,130	$486,707	$1,622,837	$3,388,023	$1,478,042	$4,866,065
Timing of Revenue Recognition

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$904,622	$515,035	$1,419,657	$2,776,552	$1,557,412	$4,333,964
Products and services transferred over time	229,966	58,941	288,907	668,428	177,186	845,614
Consolidated net sales	$1,134,588	$573,976	$1,708,564	$3,444,980	$1,734,598	$5,179,578

	Three months ended September 30, 2023			Nine months ended September 30, 2023
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$937,382	$437,542	$1,374,924	$2,809,624	$1,314,761	$4,124,385
Products and services transferred over time	198,748	49,165	247,913	578,399	163,281	741,680
Consolidated net sales	$1,136,130	$486,707	$1,622,837	$3,388,023	$1,478,042	$4,866,065

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

Changes in the accrued product warranty obligation were as follows:

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Balance at the beginning of the period	$37,087	$26,487
Accruals for warranties issued during the period	18,049	15,711
Settlements made during the period	(16,219)	(10,868)
Warranty accruals related to acquired businesses and other during the period	247	21
Balance at the end of the period	$39,164	$31,351
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
At September 30, 2024, the Company had $968.2 million of accounts receivable, net of allowances of $14.3 million. Changes in the allowance were not material for the three and nine months ended September 30, 2024.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Weighted average shares:
Basic shares	231,342	230,691	231,292	230,431
Equity-based compensation plans	882	1,060	896	983
Diluted shares	232,224	231,751	232,188	231,414
The calculation of diluted earnings per share for the three and nine months ended September 30, 2024 excluded an immaterial number of stock options because the exercise prices of these stock options exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive. There were no antidilutive shares for the three and nine months ended September 30, 2023.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$10,910	$10,910	$—	$—
Foreign currency forward contracts	1,489	—	1,489	—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$11,922	$11,922	$—	$—
Foreign currency forward contracts	2,035	—	2,035	—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the nine months ended September 30, 2024 and 2023, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2024 and 2023.
Foreign Currency
At September 30, 2024, the Company had a Euro forward contract for a total notional value of 65.0 million Euros. The foreign currency forward contract is valued as a level 2 liability as it is corroborated by foreign currency exchange rates and shown as a component of other current liabilities on the consolidated balance sheet. For the nine months ended September 30, 2024, realized and unrealized gains and losses on the foreign currency forward contracts were not significant.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at September 30, 2024 and December 31, 2023 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(1,917,123)	$(1,855,522)	$(2,197,538)	$(2,087,607)
The fair value of net short-term borrowings approximates the carrying value. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2024, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)
gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At September 30, 2024, the Company had $301.4 million of British-pound-denominated loans, which were designated as a hedge against the net investment in British pound functional currency foreign subsidiaries. At September 30, 2024, the Company had $565.4 million in Euro-denominated loans, which were designated as a hedge against the net investment in Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $19.0 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2024.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)
7.    Inventories, net

	September 30, 2024	December 31, 2023
	(In thousands)
Finished goods and parts	$123,401	$136,003
Work in process	186,254	165,914
Raw materials and purchased parts	774,967	830,554
Total inventories, net	$1,084,622	$1,132,471
8.    Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the nine months ended September 30, 2024 and 2023. The Company's leases have a weighted average remaining lease term of approximately seven years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Operating lease cost	$17,493	$15,901	$52,894	$46,483
Variable lease cost	3,001	2,501	9,334	8,447
Total lease cost	$20,494	$18,402	$62,228	$54,930
Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Right of use assets, net	$211,381	$229,723
Lease liabilities included in Accrued Liabilities and other	54,323	61,055
Lease liabilities included in Other long-term liabilities	166,472	182,436
Total lease liabilities	$220,795	$243,491

Maturities of lease liabilities as of September 30, 2024 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2024	$15,421
2025	55,485
2026	45,902
2027	33,720
2028	24,626
Thereafter	76,123
Total lease payments	251,277
Less: imputed interest	30,482
$220,795

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)
The Company does not have any significant leases that have not yet commenced.
9.    Acquisitions
The initial accounting for the December 2023 Paragon Medical acquisition has been adjusted, including the measurement of the acquired tangible and intangible assets and liabilities, as well as the associated income tax considerations. The adjustments include an increase to goodwill of $60.8 million, a decrease to fixed assets of $40.7 million, a decrease to intangibles of $21.7 million, a decrease to inventory and other of $11.3 million, and a decrease to income taxes of $12.9 million. Any further adjustments are not expected to be material to the consolidated statement of income and balance sheet. The Company is in the process of finalizing the value of intangible assets, inventory, and accounting for income taxes.
The Company finalized its measurements of tangible and intangible assets and liabilities for its August 2023 acquisition of United Electronic Industries, which had no material impact to the consolidated statement of income and balance sheet. The Company is in the process of finalizing the accounting for income taxes for its October 2023 acquisition of Amplifier Research Corp.
Acquisition Subsequent to September 30, 2024
In October 2024, the Company acquired Virtek Vision International ("Virtek"). Virtek has estimated annual sales of approximately $40 million. Virtek is a leading provider of advanced laser-based projection and inspection systems. Virtek will join EIG.
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2023	$4,365.0	$2,082.6	$6,447.6
Purchase price allocation adjustments and other	25.5	61.2	86.7
Foreign currency translation adjustments	9.4	6.6	16.0
Balance at September 30, 2024	$4,399.9	$2,150.4	$6,550.3

11.    Income Taxes
At September 30, 2024, the Company had gross uncertain tax benefits of $271.5 million, of which $205.6 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2023	$233.5
Additions for tax positions	40.0
Reductions for tax positions	(2.0)
Balance at September 30, 2024	$271.5
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2024 and 2023 were not significant.
The effective tax rate for the three months ended September 30, 2024 was 18.8%, compared with 17.7% for the three months ended September 30, 2023. The higher tax rate in the third quarter of 2024 primarily reflects higher year over year tax cost on foreign sourced income.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)
12.    Debt
In the third quarter of 2024, the Company paid in full, at maturity, a $300.0 million in aggregate principal amount of 3.73% senior notes.

13.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Stock option expense	$3,417	$3,560	$10,443	$10,740
Restricted stock expense	5,106	5,578	15,232	15,875
Performance restricted stock unit expense	4,220	3,775	9,232	9,158
Total pre-tax expense	$12,743	$12,913	$34,907	$35,773
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

Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Expected volatility	28.2%	26.0%
Expected term (years)	5.0	5.0
Risk-free interest rate	4.31%	3.54%
Expected dividend yield	0.62%	0.72%
Black-Scholes-Merton fair value per stock option granted	$56.42	$38.11

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2023	2,741	$101.20
Granted	231	181.93
Exercised	(482)	83.93
Forfeited	(44)	149.47
Outstanding at September 30, 2024	2,446	$111.35	6.4	$149.8
Exercisable at September 30, 2024	1,809	$96.89	5.7	$135.4
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 was $43.1 million. The total fair value of stock options vested during the nine months ended September 30, 2024 was $14.8 million. As of September 30, 2024, there was approximately $19.3 million of expected future pre-tax compensation expense related to the 0.6 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2023	296	$135.39
Granted	148	181.60
Vested	(141)	132.77
Forfeited	(22)	153.79
Non-vested restricted stock outstanding at September 30, 2024	281	$159.52
The total fair value of restricted stock vested during the nine months ended September 30, 2024 was $18.7 million. As of September 30, 2024, there was approximately $32.3 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
(Unaudited)
The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2023	239	$131.90
Granted	77	181.93
Performance assumption change [1]	24	121.91
Vested	(99)	121.91
Forfeited	(6)	155.48
Non-vested performance restricted stock outstanding at September 30, 2024	235	$150.93
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of September 30, 2024, there was approximately $8.9 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
14.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Defined benefit plans:
Service cost	$737	$751	$2,194	$2,240
Interest cost	7,043	7,588	21,010	22,655
Expected return on plan assets	(13,702)	(13,100)	(40,953)	(39,167)
Amortization of net actuarial loss and other	2,358	2,851	7,028	8,514
Pension income	(3,564)	(1,910)	(10,721)	(5,758)
Other plans:
Defined contribution plans	9,759	9,908	35,339	33,936
Foreign plans and other	2,275	2,011	6,251	6,581
Total other plans	12,034	11,919	41,590	40,517
Total net pension expense	$8,470	$10,009	$30,869	$34,759
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the nine months ended September 30, 2024 and 2023, contributions to the Company’s defined benefit pension plans were $4.4 million and $3.9 million, respectively. The Company’s current estimate of 2024 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2024
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2024, the Company is named a Potentially Responsible Party (“PRP”) at 12 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at September 30, 2024 and December 31, 2023 were $30.6 million and $37.1 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2024, the Company recorded $7.8 million in reserves. Additionally, the Company spent $14.3 million on environmental matters for the nine months ended September 30, 2024.
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
The following table sets forth net sales and income by reportable segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net sales:
Electronic Instruments	$1,134,588	$1,136,130	$3,444,980	$3,388,023
Electromechanical	573,976	486,707	1,734,598	1,478,042
Consolidated net sales	$1,708,564	$1,622,837	$5,179,578	$4,866,065
Operating income and income before income taxes:
Segment operating income:
Electronic Instruments	$338,963	$335,171	$1,041,760	$951,970
Electromechanical	131,519	127,534	345,312	384,253
Total segment operating income	470,482	462,705	1,387,072	1,336,223
Corporate administrative expenses	(24,631)	(24,570)	(76,491)	(73,756)
Consolidated operating income	445,851	438,135	1,310,581	1,262,467
Interest expense	(25,118)	(18,386)	(90,962)	(57,678)
Other income (expense), net	(1,888)	(6,256)	(2,435)	(15,313)
Consolidated income before income taxes	$418,845	$413,493	$1,217,184	$1,189,476

For the quarter ended September 30, 2024, the Company posted strong orders, sales, and operating income. Contributions from the acquisitions of Amplifier Research Corp. ("Amplifier Research") in October 2023, and Paragon Medical ("Paragon") in December 2023, as well as our Operational Excellence initiatives, all of which had a positive impact on the third quarter of 2024 results. In the first quarter of 2024, the Company recorded pre-tax integration costs related to the Paragon acquisition totaling $29.2 million, of which $22.4 million was employee severance. The integration costs reduced net income by $22.2 million in the year-to-date period. For the first nine months of 2024, EMG experienced customer inventory normalization in our automation and engineered solutions core businesses. The full year impact of the 2023 acquisitions, including the continued integration of Paragon, and focus on and implementation of our Operational Excellence initiatives are expected to have a positive impact on the remainder of our 2024 results.
Results of operations for the third quarter of 2024 compared with the third quarter of 2023
Net sales for the third quarter of 2024 were $1,708.6 million, an increase of $85.8 million or 5.3%, compared with net sales of $1,622.8 million for the third quarter of 2023. The increase in net sales for the third quarter of 2024 was due to a 7% increase from acquisitions, partially offset by a 2% organic sales decline.
Total international sales for the third quarter of 2024 were $813.5 million or 47.6% of net sales, an increase of $81.8 million or 11.2%, compared with international sales of $731.7 million or 45.1% of net sales for the third quarter of 2023. The increase in international sales was primarily driven by strong demand in Europe and Asia as well as contributions from the 2023 acquisitions.
Orders for the third quarter of 2024 were $1,743.4 million, an increase of $192.8 million or 12.4%, compared with $1,550.6 million for the third quarter of 2023. The increase in orders for the third quarter of 2024 was due to a 7% increase from acquisitions, a 2% organic order increase, as well as a 4% favorable effect of foreign currency translation. The Company's backlog of unfilled orders at September 30, 2024 was $3,437.8 million, a decrease of $96.3 million or 2.7% compared with $3,534.1 million at December 31, 2023.
Cost of sales for the third quarter of 2024 was $1,092.8 million or 64.0% of net sales, an increase of $71.9 million or 7.0%, compared with $1,020.9 million or 62.9% of net sales for the third quarter of 2023. The cost of sales increase was primarily due to the net sales increase discussed above.
Segment operating income for the third quarter of 2024 was $470.5 million, an increase of $7.8 million or 1.7%, compared with segment operating income of $462.7 million for the third quarter of 2023. Segment operating margins, as a percentage of net sales, decreased to 27.5% for the third quarter of 2024, compared with 28.5% for the third quarter of 2023. Segment operating margins were negatively impacted in the third quarter of 2024 by the dilutive impact of the 2023 acquisitions and the effect of foreign currency translation. In the third quarter of 2024, the dilutive impact of recent acquisitions negatively impacted segment operating margins by 100 basis points. Foreign currency exchange headwinds in the third quarter of 2024 negatively impacted margins by 50 basis points. Excluding the dilutive impact of recent acquisitions and the effect of foreign currency translation, segment operating margins increased 50 basis points compared to the third quarter of 2023.
Selling, general and administrative expenses for the third quarter of 2024 were $170.0 million or 9.9% of net sales, an increase of $6.2 million or 3.8%, compared with $163.8 million or 10.1% of net sales for the third quarter of 2023. Selling expenses increased primarily due to the net sales increase discussed above. General and administrative expenses for the third quarter of 2024 were flat at $24.6 million, compared to the third quarter of 2023.
Consolidated operating income was $445.9 million or 26.1% of net sales for the third quarter of 2024, an increase of $7.8 million or 1.8%, compared with $438.1 million or 27.0% of net sales for the third quarter of 2023. Operating margins were negatively impacted in the third quarter of 2024 by the dilutive impact of the 2023 acquisitions and the effect of foreign currency translation. In the third quarter of 2024, the dilutive impact of recent acquisitions negatively impacted operating margins by 90 basis points. Foreign currency exchange headwinds in the third quarter of 2024 negatively impacted margins by 40 basis points. Excluding the dilutive impact of these acquisitions and the effect of foreign currency translation, operating margins increased 40 basis points compared to the third quarter of 2023.
Interest expense for the third quarter of 2024 was $25.1 million, an increase of $6.7 million or 36.6%, compared with $18.4 million for the third quarter of 2023. The increase in the third quarter of 2024 is primarily driven by higher borrowings under the revolving credit facility, related to the 2023 acquisitions.
Other expense, net was $1.9 million for the third quarter of 2024, compared with $6.3 million of other expense, net for the third quarter of 2023. The decrease of $4.4 million of other expense in the third quarter of 2024 includes higher pension income of $1.6 million and lower acquisition-related due diligence expense compared to the third quarter of 2023.
The effective tax rate for the third quarter of 2024 was 18.8%, compared with 17.7% for the third quarter of 2023. The higher tax rate in the third quarter of 2024 primarily reflects higher year over year tax cost on foreign sourced income.
Net income for the third quarter of 2024 was flat at $340.2 million, compared with $340.4 million for the third quarter of 2023.
Diluted earnings per share for the third quarter of 2024 were flat at $1.47, compared with the third quarter of 2023.
Segment Results
EIG’s net sales totaled $1,134.6 million for the third quarter of 2024, a decrease of $1.5 million or 0.1%, compared with $1,136.1 million for the third quarter of 2023. The net sales decrease was due to a 2% organic sales decline, offset by a 2% increase from the 2023 acquisitions. The organic sales decrease for the third quarter of 2024 is due to temporary delays in project spending across parts of our EIG business.
EIG’s operating income was $339.0 million for the third quarter of 2024, an increase of $3.8 million or 1.1%, compared with $335.2 million for the third quarter of 2023. EIG’s operating margins were 29.9% of net sales for the third quarter of 2024, compared with 29.5% for the third quarter of 2023. Foreign currency exchange headwinds negatively impacted EIG's operating margins in the third quarter of 2024 by 40 basis points. EIG's operating margins increased in the third quarter of 2024 compared to the third quarter of 2023 due to the continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $574.0 million for the third quarter of 2024, an increase of $87.3 million or 17.9%, compared with $486.7 million for the third quarter of 2023. The net sales increase was due to a 21% increase from the recent acquisitions, partially offset by a 3% organic sales decrease. The organic sales decrease for the third quarter of 2024 is due to customer inventory normalization in our automation and engineered solutions core businesses.
EMG’s operating income was $131.5 million for the third quarter of 2024, an increase of $4.0 million or 3.1%, compared with $127.5 million for the third quarter of 2023. EMG’s operating margins were 22.9% of net sales for the third quarter of 2024, compared with 26.2% for the third quarter of 2023. EMG's operating income and operating margins were negatively impacted in the third quarter of 2024 by the dilutive impact of the 2023 acquisitions and the effect of foreign currency translation. The dilutive impact of recent acquisitions in the third quarter of 2024 negatively impacted EMG's operating margins by 270 basis points. Foreign currency exchange headwinds negatively impacted EMG's margins in the third quarter of 2024 by 50 basis points. Excluding the dilutive impact of the 2023 acquisitions and the effect of foreign currency translation, EMG's operating margins decreased 10 basis points compared to the third quarter of 2023.
Results of operations for the first nine months of 2024 compared with the first nine months of 2023
Net sales for the first nine months of 2024 were $5,179.6 million, an increase of $313.5 million or 6.4%, compared with net sales of $4,866.1 million for the first nine months of 2023. The increase in net sales for the first nine months of 2024 was due to an 8% increase from acquisitions, partially offset by a 2% organic sales decline.
Total international sales for the first nine months of 2024 were $2,426.9 million or 46.9% of net sales, an increase of $120.9 million or 5.2%, compared with international sales of $2,306.0 million or 47.4% of net sales for the first nine months of 2023. The increase in international sales was primarily driven by contributions from the 2023 acquisitions.
Orders for the first nine months of 2024 were $5,083.3 million, an increase of $66.2 million or 1.3%, compared with $5,017.1 million for the first nine months of 2023. The increase in orders for the first nine months of 2024 was due to a 5% increase from acquisitions, partially offset by a 4% organic order decline. The organic orders decrease for the first nine months of 2024 is due to customer inventory normalization in our automation and engineered solutions core businesses.
Cost of sales for the first nine months of 2024 was $3,347.9 million or 64.6% of net sales, an increase of $251.3 million or 8.1%, compared with $3,096.6 million or 63.6% of net sales for the first nine months of 2023. The cost of sales increase was primarily due to the net sales increase discussed above.
Segment operating income for the first nine months of 2024 was $1,387.1 million, an increase of $50.9 million or 3.8%, compared with segment operating income of $1,336.2 million for the first nine months of 2023. Segment operating margins, as a percentage of net sales, decreased to 26.8% for the first nine months of 2024, compared with 27.5% for the first nine months of 2023. Segment operating income and operating margins for the first nine months of 2024 included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 50 basis points. The dilutive impact of the 2023 acquisitions negatively impacted segment operating margins by 140 basis points in the first nine months of 2024. Excluding the dilutive impact of the 2023 acquisitions and the Paragon integration costs, segment operating margins increased 120 basis points compared to the first nine months of 2023, due to the continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the first nine months of 2024 were $521.1 million or 10.1% of net sales, an increase of $14.1 million or 2.8%, compared with $507.0 million or 10.4% of net sales for the first nine months of 2023. Selling expenses increased primarily due to the net sales increase discussed above. General and administrative expenses for the first nine months of 2024 were $76.5 million, compared with $73.8 million for the first nine months of 2023.
Consolidated operating income was $1,310.6 million or 25.3% of net sales for the first nine months of 2024, an increase of $48.1 million or 3.8%, compared with $1,262.5 million or 25.9% of net sales for the first nine months of 2023.
Interest expense for the first nine months of 2024 was $91.0 million, an increase of $33.3 million or 57.7%, compared with $57.7 million for the first nine months of 2023. The increase in the first nine months of 2024 is primarily driven by higher borrowings under the revolving credit facility, related to the 2023 acquisitions.
Other expense, net was $2.4 million for the first nine months of 2024, compared with $15.3 million of other expense, net for the first nine months of 2023, a decrease of $12.9 million of other expense. The first nine months of 2024 includes $4.7 million of higher pension income, foreign exchange gains of $3.7 million, and lower acquisition-related due diligence expense, compared to the first nine months of 2023.
The effective tax rate for the first nine months of 2024 was 18.8%, compared with 18.4% for the first nine months of 2023. The higher tax rate in the first nine months of 2024 primarily reflects higher year over year tax cost on foreign sourced income.
Net income for the first nine months of 2024 was $988.9 million, an increase of $18.6 million or 1.9%, compared with $970.3 million for the first nine months of 2023.

Diluted earnings per share for the first nine months of 2024 were $4.26, an increase of $0.07 or 1.7%, compared with $4.19 per diluted share for the first nine months of 2023.

Segment Results
EIG’s net sales totaled $3,445.0 million for the first nine months of 2024, an increase of $57.0 million or 1.7%, compared with $3,388.0 million for the first nine months of 2023. The net sales increase was due to a 2% increase from acquisitions.
EIG’s operating income was $1,041.8 million for the first nine months of 2024, an increase of $89.8 million or 9.4%, compared with $952.0 million for the first nine months of 2023. EIG’s operating margins were 30.2% of net sales for the first nine months of 2024, compared with 28.1% for the first nine months of 2023. EIG operating margins increased in the first nine months of 2024 compared to the first nine months of 2023, due to the increase in net sales discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $1,734.6 million for the first nine months of 2024, an increase of $256.6 million or 17.4%, compared with $1,478.0 million for the first nine months of 2023. The net sales increase was due to a 22% increase from acquisitions, partially offset by a 4% organic sales decrease. The organic sales decrease for the first nine months of 2024 is due to customer inventory normalization in our automation and engineered solutions core businesses.
EMG’s operating income was $345.3 million for the first nine months of 2024, a decrease of $39.0 million or 10.1%, compared with $384.3 million for the first nine months of 2023. EMG’s operating margins were 19.9% of net sales for the first nine months of 2024, compared with 26.0% for the first nine months of 2023. EMG's operating income and operating margins for the first nine months of 2024 included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 170 basis points. Segment operating margins were also negatively impacted in the first nine months of 2024 by the dilutive impact of the 2023 acquisitions. Excluding the dilutive impact of the 2023 acquisitions and the Paragon integration costs, segment operating margins decreased 110 basis points compared to the first nine months of 2023, due to the organic sales decrease discussed above.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $1,278.8 million for the first nine months of 2024, an increase of $84.2 million or 7.0%, compared with $1,194.6 million for the first nine months of 2023. The increase in cash provided by operating activities for the first nine months of 2024 was primarily due to higher net income, net of higher noncash depreciation and amortization expense related to recent acquisitions, and improved working capital management.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,203.5 million for the first nine months of 2024, compared with $1,118.1 million for the first nine months of 2023. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,590.5 million for the first nine months of 2024, compared with $1,488.3 million for the first nine months of 2023. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $69.5 million for the first nine months of 2024, compared with cash used by investing activities of $326.3 million for the first nine months of 2023. For the first nine months of 2023, the Company paid $246.7 million, net of cash acquired, to purchase United Electronic Industries and Bison Gear & Engineering Corp. For the first nine months of 2024, the Company received $4.2 million from the sale of a facility. Additions to property, plant and equipment totaled $75.4 million for the first nine months of 2024, compared with $76.5 million for the first nine months of 2023.
Cash used by financing activities totaled $1,228.4 million for the first nine months of 2024, compared with cash used by financing activities of $364.8 million for the first nine months of 2023. At September 30, 2024, total debt, net was $2,336.5 million, compared with $3,313.3 million at December 31, 2023. For the first nine months of 2024, total borrowings decreased by $998.1 million compared with a $220.6 million decrease for the first nine months of 2023. At September 30, 2024, the Company had available borrowing capacity of $2,520.3 million under its revolving credit facility, including the $700 million accordion feature.
In the third quarter of 2024, the Company paid in full, at maturity, a $300 million in aggregate principal amount of 3.73% senior notes. The debt-to-capital ratio was 19.7% at September 30, 2024, compared with 27.5% at December 31, 2023.

The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 16.9% at September 30, 2024, compared with 25.0% at December 31, 2023. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first nine months of 2024 included cash dividends paid of $194.1 million, compared with $172.7 million for the first nine months of 2023. Effective February 9, 2024, the Company’s Board of Directors approved a 12% increase in the quarterly cash dividend on the Company’s common stock to $0.28 per common share from $0.25 per common share. The Company repurchased $68.0 million of its common stock for the first nine months of 2024, compared with $6.6 million for the first nine months of 2023. Proceeds from stock option exercises were $39.7 million for the first nine months of 2024, compared with $40.1 million for the first nine months of 2023.
As a result of all of the Company’s cash flow activities for the first nine months of 2024, cash and cash equivalents at September 30, 2024 totaled $396.3 million, compared with $409.8 million at December 31, 2023. At September 30, 2024, the Company had $365.2 million in cash outside the United States, compared with $375.9 million at December 31, 2023. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
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
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2024. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2024 to July 31, 2024	—	$—	—	$808,535,864
August 1, 2024 to August 31, 2024	310,843	162.13	310,843	758,140,398
September 1, 2024 to September 30, 2024	60,902	164.28	60,902	748,135,553
Total	371,745	$162.48	371,745
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
Item 5. Other Information
Insider Trading Arrangements and Policies

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
October 31, 2024