Form 10-K
period 2024-12-31
AMETEK INC/
filed 2025-02-20
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $38.6 billion as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s Common Stock outstanding as of January 31, 2025 was 230,659,382.
Documents Incorporated by Reference
Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 7, 2025.

AMETEK, Inc.
2024 Form 10-K Annual Report

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
Products and Services
AMETEK’s products are marketed and sold worldwide through two operating groups: Electronic Instruments (“EIG”) and Electromechanical (“EMG”). Electronic Instruments is a leader in the design and manufacture of advanced instruments for the process, power and industrial, and aerospace markets. Electromechanical is a differentiated supplier of precision motion control solutions, highly engineered medical components and devices, thermal management systems, specialty metals and electrical interconnects. Its end markets include aerospace and defense, medical, automation and other industrial markets.
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
Efficient and Flexible Manufacturing Operations.    Through its Operational Excellence initiatives, AMETEK has established a lean and flexible manufacturing platform for its businesses. In its effort to achieve best-cost manufacturing, AMETEK has operating facilities, as of December 31, 2024, in China, Czechia, Malaysia, Mexico, and Serbia. These facilities offer proximity to customers and provide opportunities for increasing international sales. Acquisitions also have allowed AMETEK to achieve operating synergies by consolidating operations, product lines and distribution channels, benefiting both of AMETEK’s operating groups.
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
Business Strategy
AMETEK is committed to achieving earnings growth through the successful implementation of the AMETEK Growth Model. The goal of the Growth Model is high single digit annual percentage growth in sales and double digit annual percentage growth in earnings per share over the business cycle, strong cash flow generation, and a superior return on total capital. Other financial initiatives have been or may be undertaken, including public and private debt or equity issuance, bank debt refinancing, local financing in certain foreign countries and share repurchases.
AMETEK’s Growth Model integrates the four growth strategies of Operational Excellence, Strategic Acquisitions, Global and Market Expansion, and New Product Development with a focus on cash generation and capital deployment.
Operational Excellence.    Operational Excellence is AMETEK’s cornerstone strategy for accelerating growth, improving profit margins and strengthening its competitive position across its businesses. Operational Excellence focuses on initiatives to drive increased organic sales growth, improvements in operating efficiencies and sustainable practices. It emphasizes team building and a participative management culture. AMETEK’s Operational Excellence strategies include lean manufacturing, global sourcing, Design for Six Sigma, Value Engineering/Value Analysis, growth kaizens, and digitalization. Each plays an important role in improving efficiency, enhancing the pace and quality of innovation and driving profitable sales growth. Operational Excellence initiatives have yielded lower operating and administrative costs, shortened manufacturing cycle times, resulted in higher cash flow from operations and increased customer satisfaction. They also have played a key role in achieving synergies with newly acquired companies.
Strategic Acquisitions.    Acquisitions are a key to achieving the goals of the AMETEK Growth Model. Since the beginning of 2020 through December 31, 2024, AMETEK has completed 14 acquisitions with annualized sales totaling approximately $1.4 billion. AMETEK targets companies that offer a compelling strategic, technical and cultural fit. It seeks to acquire businesses in adjacent markets with complementary products and technologies. It also looks for businesses that provide attractive growth opportunities aligned with strong secular growth themes, often in new and emerging markets. AMETEK’s management team has developed considerable skill in identifying, acquiring and integrating new businesses. As it has executed its acquisition strategy, AMETEK’s mix of businesses has shifted toward those that are more highly differentiated and, therefore, offer better opportunities for growth and profitability.
Global & Market Expansion.    AMETEK has experienced significant growth outside the United States, reflecting an expanding international customer base, investments in its global infrastructure and the attractive growth potential of its businesses in overseas markets. While Europe remains its largest overseas market, AMETEK has pursued growth opportunities worldwide, especially in key emerging markets. It has grown sales in Latin America and Asia by driving its global and market expansion strategy and initiatives. AMETEK also has expanded its sales, service, and engineering capabilities globally. Recently acquired businesses have further added to AMETEK’s international presence.
New Product Development.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has maintained a consistent investment in new product development and engineering. AMETEK's businesses help solve our customers' most complex challenges with differentiated technology solutions. In 2024, AMETEK added to its highly differentiated product portfolio with a range of new products across many of its businesses.
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
2024 Overview
Operating Performance
In 2024, the Company posted record sales, operating income, net income, diluted earnings per share, and operating cash flow. The Company achieved these results from contributions from recent acquisitions, as well as the Company's Operational Excellence initiatives. See "Results of Operations" in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.
In 2024, the Company achieved record sales of $6,941.2 million, an increase of 5.2% from 2023. Diluted earnings per share for 2024 were a record $5.93, an increase of $0.26 or 4.5%, compared with $5.67 per diluted share in 2023.
Recent Acquisitions
AMETEK spent $117.5 million in cash in October 2024, net of cash acquired, to purchase Virtek Vision International ("Virtek"), a leading provider of advanced laser-based projection and inspection systems.
Financing
In the third quarter of 2024, the Company paid in full, at maturity, a $300 million in aggregate principal amount of 3.73% senior notes.
Recently Adopted Accounting Pronouncement
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under ASC 280. The Company retrospectively adopted ASU 2023-07, effective December 31, 2024, and the adoption resulted in additional disclosures in the Reportable Segments footnote.
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
In 2024, 51% of EIG’s net sales were to customers outside the United States. At December 31, 2024, EIG employed approximately 11,600 people, of whom approximately 900 were covered by collective bargaining agreements. At December 31, 2024, EIG had operating facilities in the United States, the United Kingdom, Germany, Canada, Denmark, Finland, France, Switzerland, Argentina, Austria, Serbia, and Mexico. EIG also shares operating facilities with EMG in China, Serbia, and Mexico.
Process and Analytical Instrumentation Markets and Products
Process and analytical instrumentation sales represented 69% of EIG’s 2024 net sales. These businesses include process analyzers, emission monitors and spectrometers; elemental and surface analysis instruments; level, pressure and temperature sensors and transmitters; radiation measurement devices; level measurement devices; precision manufacturing systems; materials- and force-testing instruments; contact and non-contact metrology products; and clinical and educational communication solutions. Among the industries it serves are power generation; pharmaceutical manufacturing; medical and healthcare; research and development; water and waste treatment; renewable energy production, semiconductor manufacturing; natural gas distribution; emissions monitoring, and oil, gas, and petrochemical refining. Its instruments are used for precision measurement in a number of applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultraprecise manufacturing, advanced optical metrology, and test and measurement.
Acquired in October 2024, Virtek is a leading provider of advanced laser-based projection and inspection systems. Virtek's advanced 3D laser projectors, smart cameras, and quality control inspection systems complement the Company's existing Creaform business capabilities.
Aerospace and Power Instrumentation Markets and Products
Aerospace and Power Instrumentation sales represented 31% of EIG’s 2024 net sales. These businesses produce a wide array of instrumentation, systems and sensors for applications in the aerospace, power and industrial markets.
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
Customers
EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 6% of EIG’s 2024 net sales were made to its five largest customers. No single customer comprises more than 2% of net sales.
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
In 2024, 41% of EMG’s net sales were to customers outside the United States. At December 31, 2024, EMG employed approximately 9,500 people, of whom approximately 2,300 were covered by collective bargaining agreements. At December 31, 2024, EMG had operating facilities in the United States, the United Kingdom, China, Germany, France, Italy, Poland, Mexico, Serbia, Czechia, Malaysia, and Taiwan. EMG also shares operating facilities with EIG in China, Serbia, and Mexico.

Automation and Engineered Solutions Markets and Products
Automation and Engineered Solution sales represented 73% of EMG’s 2024 net sales. These businesses produce precision motion control solutions, brushless motors, blowers and pumps, heat exchangers and other electromechanical systems. These products are used in a wide variety of high-precision automation applications, including semiconductor equipment, and laboratory and medical equipment.

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
Aerospace Markets and Products
Aerospace sales represented 27% of EMG’s 2024 net sales. These businesses produce motor-blower systems and heat exchangers used in thermal management and other applications on a variety of military and commercial aircraft and military ground vehicles. In addition, these businesses provide the commercial and military aerospace industry with third-party MRO services on a global basis with facilities in the United States, Europe and Asia.
Customers
EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 14% of EMG’s 2024 net sales were made to its five largest customers. No single customer comprises greater than 4% of net sales.
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
Giving back to our community is an important part of our culture. Established in 1960, the AMETEK Foundation’s mission is to empower AMETEK colleagues making a positive impact in their local communities, with a focus on health and welfare, civic and social service programs, and education.
As of December 31, 2024, we have approximately 21,500 employees. Our compensation programs are designed to provide competitive salaries and benefit programs to attract, retain and motivate a world-class workforce. Selected employees participate in short and long-term incentive programs that align employee and shareholder interests and promote long-term retention. Additionally, we strive to protect health and safety in every aspect of our enterprise – from the way we design, manufacture and deliver our products to the way our customers use them. We continue to drive towards our goal of zero lost-time work incidents. In 2024, we achieved a lost-time incident rate that was significantly below the industry average. We continue to enhance our safety initiatives as each facility is tasked with identifying opportunities for additional safety measures. Businesses with zero incidents share best practices and ensure ongoing training to maintain their safety excellence. In addition to our EHS facility audits, our facilities include safety committees, continual training, documented self-audits, and behavior-based safety observations and feedback.
Our U.S. Federal Employment Information Report (EEO-1) for 2023 is available at www.ametek.com.
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
International sales for 2024 and 2023 represented 47.4% of our consolidated net sales. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. As of December 31, 2024, we have manufacturing operations in 20 countries outside the United States, with significant operations in Canada, China, France, Germany, Mexico, Serbia, Poland and the United Kingdom. A disruption of our ability to obtain a supply of goods from these countries or a change in the cost to purchase, manufacture, or distribute these products could have an adverse effect on our sales and operations. International sales and operations are subject to the customary risks of operating in an international environment, including:
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
We rely on information technology systems, some of which are managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, other business partners and patients), and to monitor, manage, and support a variety of critical business processes and activities including receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations. Despite our implementation of certain controls to protect our systems and sensitive, confidential or personal data or information, these systems, products, data and services may be damaged, compromised, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In any such circumstances, our system redundancy and other disaster recovery planning may be ineffective or inadequate. Further, we also face information security risks due to our reliance on internet technology and use of hybrid work arrangements, which could strain our technology resources or create additional opportunity for cyber-attackers to exploit vulnerabilities.
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
Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2024, goodwill and other intangible assets, net of accumulated amortization, totaled $10,471.1 million or 72% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the estimated fair value of the net tangible and other identifiable intangible assets we have acquired. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.
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

Item 2.    Properties
At December 31, 2024, the Company conducted business from office and operating facilities at owned and leased locations throughout the United States and select global markets. The Company leases a facility in Berwyn, Pennsylvania for its corporate headquarters.
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
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 31, 2025, there were approximately 1,700 holders of record of the Company’s common stock.
Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.
Under its share repurchase program, the Company repurchased approximately 1,258,200 shares of its common stock for $223.1 million in 2024 and approximately 55,800 shares of its common stock for $7.8 million in 2023.
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
Issuer Purchases of Equity Securities
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2024 to October 31, 2024	—	$—	—	$748,135,553
November 1, 2024 to November 30, 2024	105,801	179.68	105,801	729,125,335
December 1, 2024 to December 31, 2024	739,179	184.08	739,179	593,058,748
Total	844,980	$183.53	844,980
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

Securities Authorized for Issuance Under Equity Compensation Plan Information
The following table sets forth information as of December 31, 2024 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,139,951	$114.33	5,131,945
Equity compensation plans not approved by security holders	—	—	—
Total	2,139,951	$114.33	5,131,945

Stock Performance Graph
The following graph and accompanying table compare the cumulative total stockholder return for AMETEK over the last five years ended December 31, 2024 with total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and S&P 500 Industrials. AMETEK’s stock price is a component of both indices. The performance graph and table assume a $100 investment made on December 31, 2019 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$300
$200
$100
$0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
AMETEK, Inc.
S&P 500
S&P 500 Industrials

	December 31,
	2019	2020	2021	2022	2023	2024
AMETEK, Inc.	$100.00	$122.23	$149.52	$143.06	$169.96	$186.99
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Industrials	100.00	111.06	134.52	127.15	150.20	176.44

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
Business Overview
AMETEK’s operations are affected by global, regional and industry-specific economic factors. However, the Company’s strategic geographic and industry diversification, and its mix of products and services, have helped to mitigate the potential adverse impact of any unfavorable developments in any one industry or the economy of any single country on its consolidated operating results. In 2024, the Company posted record sales, operating income, net income, diluted earnings per share, and operating cash flow. Positive market trends, the Company's backlog, contributions from recent acquisitions, and continued focus on and implementation of Operational Excellence initiatives had a positive impact on 2024 results. The Company also benefited from its strategic initiatives under AMETEK's four key strategies: Operational Excellence, Strategic Acquisitions, Global & Market Expansion and New Products.
Highlights in 2024 were:
•Net sales for 2024 were a record $6,941.2 million, an increase of $344.2 million or 5.2%, compared with net sales of $6,597.0 million in 2023.
•Net income for 2024 was a record $1,376.1 million, an increase of $62.9 million or 4.8%, compared with $1,313.2 million in 2023.
•Diluted earnings per share for 2024 were a record $5.93, an increase of $0.26 or 4.5%, compared with $5.67 per diluted share in 2023.
•Cash provided by operating activities totaled a record $1,828.8 million in 2024, an increase of $93.5 million or 5.4%, compared with cash provided by operating activities of $1,735.3 million in 2023.
•The Company's backlog of unfilled orders at December 31, 2024 was $3,403.2 million.
•In October 2024, the Company spent $117.5 million in cash, net of cash acquired, to purchase Virtek Vision International ("Virtek"), a leading provider of advanced laser-based projection and inspection systems.
•EBITDA (earnings before interest, income taxes, depreciation, and amortization) was a record $2,151.6 million in 2024, compared with $2,014.7 million in 2023.
•In the third quarter of 2024, the Company paid in full, at maturity, a $300 million in aggregate principal amount of 3.73% senior notes.
•The Company continued its emphasis on investment in research, development and engineering, spending $371.9 million in 2024. Approximately 27% of sales in 2024 were from products introduced in the past three years.

Results of Operations
The following “Results of Operations of the year ended December 31, 2024 compared with the year ended December 31, 2023” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statement of Income. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024.
Results of Operations for the year ended December 31, 2024 compared with the year ended December 31, 2023
Net sales for 2024 were $6,941.2 million, an increase of $344.2 million or 5.2%, compared with net sales of $6,597.0 million in 2023. The increase in net sales for 2024 was due to a 7% increase from acquisitions, partially offset by a 2% organic sales decline. EIG net sales were $4,659.9 million in 2024, an increase of 0.8%, compared with $4,624.3 million in 2023. EMG net sales were $2,281.3 million in 2024, an increase of 15.6%, compared with $1,972.7 million in 2023.
Total international sales for 2024 were $3,291.7 million or 47.4% of net sales, an increase of $163.5 million or 5.2%, compared with international sales of $3,128.2 million or 47.4% of net sales in 2023. The increase in international sales was primarily driven by strong demand in Europe and Asia, as well as contributions from the 2023 acquisitions. Export shipments from the United States, which are included in total international sales, were $1,880.8 million in 2024, an increase of $148.4 million or 8.6%, compared with $1,732.4 million in 2023.
Orders for 2024 were $6,810.3 million, a decrease of $102.1 million or 1.5% compared with $6,912.4 million in 2023. The decrease in orders was due to a 2% organic order decrease, a 1% unfavorable effect of foreign currency translation, partially offset by a 2% increase from acquisitions. The organic orders decrease is due to customer inventory normalization in our automation and engineered solutions core businesses. The Company’s backlog of unfilled orders at December 31, 2024 was $3,403.2 million, a decrease of $130.9 million or 3.7%, compared with $3,534.1 million at December 31, 2023.
Segment operating income for 2024 was $1,884.9 million, an increase of $77.4 million or 4.3%, compared with segment operating income of $1,807.5 million in 2023. Segment operating income, as a percentage of net sales, decreased to 27.2% in 2024, compared with 27.4% in 2023. Segment operating income and operating margins in 2024 included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 40 basis points. The dilutive impact of the 2023 acquisitions negatively impacted segment operating margins by 110 basis points in 2024. Excluding the dilutive impact of the 2023 acquisitions and the Paragon integration costs, segment operating margins increased 130 basis points compared to 2023, due to the continued benefits from the Company's Operational Excellence initiatives.
Cost of sales for 2024 was $4,464.7 million or 64.3% of net sales, an increase of $252.2 million or 6.0%, compared with $4,212.5 million or 63.9% of net sales for 2023. The cost of sales increase was primarily due to the net sales increase discussed above.
Selling, general and administrative expenses for 2024 were $696.9 million or 10.0% of net sales, an increase of $19.9 million or 2.9%, compared with $677.0 million or 10.3% of net sales in 2023. Selling expenses increased primarily due to the increase in net sales discussed above. General and administrative expenses for 2024 were $105.3 million, compared with $100.1 million in 2023.
Consolidated operating income was $1,779.6 million or 25.6% of net sales for 2024, an increase of $72.1 million or 4.2%, compared with $1,707.5 million or 25.9% of net sales in 2023.
Other expense, net was $5.1 million for 2024, compared with $19.3 million of other expense in 2023, a change of $14.2 million. During 2024, the Company recorded higher pension income of $6.5 million and lower acquisition-related due diligence expense compared to 2023.

The effective tax rate for 2024 was 17.2%, compared with 18.3% in 2023. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Net income for 2024 was $1,376.1 million, an increase of $62.9 million or 4.8%, compared with $1,313.2 million in 2023.
Diluted earnings per share for 2024 were $5.93, an increase of $0.26 or 4.5%, compared with $5.67 per diluted share in 2023.
Segment Results
EIG’s net sales totaled a record $4,659.9 million for 2024, an increase of $35.6 million or 0.8%, compared with $4,624.3 million in 2023. The net sales increase was due to a 2% increase from acquisitions, partially offset by a 1% organic sales decrease.
EIG’s operating income was a record $1,428.4 million for 2024, an increase of $117.4 million or 9.0%, compared with $1,311.0 million in 2023. EIG’s operating margins were a record 30.7% of net sales for 2024, compared with 28.3% of net sales in 2023. EIG's operating margins increased in 2024 compared to 2023 due to the continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled a record $2,281.3 million for 2024, an increase of $308.6 million or 15.6%, compared with $1,972.7 million in 2023. The net sales increase was due to a 20% increase from acquisitions, partially offset by a 5% organic sales decrease. The organic sales decrease for 2024 is due to customer inventory normalization in our automation and engineered solutions core businesses.
EMG’s operating income was $456.5 million for 2024, a decrease of $40.1 million or 8.1%, compared with $496.6 million in 2023. EMG’s operating margins were 20.0% of net sales for 2024, compared with 25.2% of net sales in 2023. EMG's operating margins were negatively impacted by the dilutive impact of the 2023 acquisitions. EMG's operating income and operating margins for 2024 included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 130 basis points. The dilutive impact of the 2023 acquisitions negatively impacted EMG operating margins by 270 basis points in 2024. Excluding the dilutive impact of the 2023 acquisitions and the Paragon integration costs, EMG operating margins decreased 120 basis points compared to 2023, due to the organic sales decrease discussed above.
Liquidity and Capital Resources
Cash provided by operating activities totaled $1,828.8 million in 2024, an increase of $93.5 million or 5.4%, compared with cash provided by operating activities of $1,735.3 million in 2023. The increase in cash provided by operating activities for 2023 was primarily due to higher net income, net of higher noncash depreciation and amortization expense related to recent acquisitions, and improved working capital management.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,701.7 million in 2024, compared with $1,599.1 million in 2023. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $2,151.7 million in 2024, compared with $2,014.7 million in 2023. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See "Non-GAAP Financial Measures" for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
Cash used by investing activities totaled $244.8 million in 2024, compared with cash used by investing activities of $2,376.4 million in 2023. In 2024, the Company paid $117.5 million, net of cash acquired, to purchase Virtek Vision International, compared to $2,237.9 million, net of cash acquired, to purchase Bison Gear & Engineering Corp., United Electronic Industries, Amplifier Research Corp. and Paragon Medical in 2023. Additions to property, plant and equipment totaled $127.1 million in 2024, compared with $136.2 million in 2023.

Cash used by financing activities totaled $1,602.5 million in 2024, compared with $697.3 million of cash provided by financing activities in 2023. At December 31, 2024, total debt, net was $2,079.7 million, compared with $3,313.3 million at December 31, 2023. In 2024, total borrowings decreased by $1,189.7 million, compared with an increase of $892.3 million in 2023. At December 31, 2024, the Company had available borrowing capacity of $2,020.3 million under its revolving credit facility and term loan, excluding the $700 million accordion feature.
At December 31, 2024, the Company had $230.0 million outstanding on the revolver with a maturity date of May 2027. The amount outstanding under the revolver that the Company expects, but is not required, to repay in 2025 is recorded in current liabilities on the consolidated balance sheet at December 31, 2024.
In the third quarter of 2024, the Company paid in full, at maturity, a $300 million in aggregate principal amount of 3.73% senior notes. The debt-to-capital ratio was 17.7% at December 31, 2024, compared with 27.5% at December 31, 2023. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 15.0% at December 31, 2024, compared with 25.0% at December 31, 2023. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See "Non-GAAP Financial Measures" for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
In 2024, the Company repurchased approximately 1.2 million shares of its common stock for $212.0 million, compared with $7.8 million used for repurchases of approximately 0.1 million shares in 2023. At December 31, 2024, $604.1 million was available under the Company’s Board of Directors authorization for future share repurchases.
Additional financing activities for 2024 included cash dividends paid of $258.8 million, compared with $230.3 million in 2023. Effective February 9, 2024, the Company’s Board of Directors approved a 12% increase in the quarterly cash dividend on the Company’s common stock to $0.28 per common share from $0.25 per common share. Proceeds from the exercise of employee stock options were $66.9 million in 2024, compared with $50.9 million in 2023.
As a result of all of the Company’s cash flow activities in 2024, cash and cash equivalents at December 31, 2024 totaled $374.0 million, compared with $409.8 million at December 31, 2023. At December 31, 2024, the Company had $361.5 million in cash outside the United States, compared with $375.9 million at December 31, 2023. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations for the foreseeable future.
Subsequent Events
On January 6, 2025, the Company established a commercial paper program under which it may issue short-term, unsecured commercial paper notes. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the commercial paper program at any time not to exceed $2.3 billion. The notes will have maturities of up to 364 days from the date of issue. The Company intends the commercial paper program to provide additional financing flexibility for various purposes including acquisitions. The Company expects that outstanding indebtedness of the Company under both the revolving credit facility and the commercial paper program will not exceed $2.3 billion at any time.
Effective February 7, 2025, the Company's Board of Directors approved an 11% increase in the quarterly cash dividend on its common stock to $0.31 per share from $0.28 per share.
Effective February 7, 2025, the Company's Board of Directors approved a $1.25 billion share repurchase authorization. This new authorization replaces the previous $1 billion share repurchase authorization approved in May 2022.

Acquisition subsequent to December 31, 2024
In January 2025, the Company acquired Kern Microtechnik ("Kern"), a leading manufacturer of high-precision machining and optical inspection solutions supporting a wide range of applications within the medical, semiconductor, research, and space markets. Kern has annual sales of approximately 50 million Euros. Kern will join EIG.
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

Leases expire over a range of years from 2025 to 2038. Most of the leases contain renewal or purchase options, subject to various terms and conditions. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the nature and timing of lease obligations.

Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices. At December 31, 2024, the Company had $695.9 million of purchase obligations due within one year and $66.0 million of purchase obligations due in more than one year.
The Company has standby letters of credit and surety bonds of $173.1 million related to performance and payment guarantees at December 31, 2024. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.
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

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net income	$1,376.1	$1,313.2	$1,159.5
Add (deduct):
Interest expense	113.0	81.8	83.2
Interest income	(5.8)	(11.1)	(1.7)
Income taxes	285.4	293.2	269.2
Depreciation	135.3	122.5	113.7
Amortization	247.7	215.1	205.8
Total adjustments	775.6	701.5	670.2
EBITDA	$2,151.7	$2,014.7	$1,829.7
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

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash provided by operating activities	$1,828.8	$1,735.3	$1,149.4
Deduct: Capital expenditures	(127.1)	(136.2)	(139.0)
Free cash flow	$1,701.7	$1,599.1	$1,010.4
Net debt represents total debt, net minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. The following table presents the reconciliation of total debt, net reported in accordance with U.S. GAAP to net debt:

	December 31,
	2024	2023
	(In millions)
Total debt, net	$2,079.7	$3,313.3
Less: Cash and cash equivalents	(374.0)	(409.8)
Net debt	1,705.7	2,903.5
Stockholders’ equity	9,655.3	8,730.2
Capitalization (net debt plus stockholders’ equity)	$11,361.0	$11,633.7
Net debt as a percentage of capitalization	15.0%	25.0%
Internal Reinvestment
Capital Expenditures
Capital expenditures were $127.1 million or 1.8% of net sales in 2024, compared with $136.2 million or 2.1% of net sales in 2023. Capital expenditures in 2025 are expected to be approximately 2% of net sales, with a continued emphasis on spending to improve productivity.
Research, Development and Engineering
The Company is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products and solutions. Research, development and engineering costs were $371.9 million in 2024, $351.7 million in 2023 and $322.1 million in 2022. These amounts included research and development expenses of $236.6 million, $220.8 million and $198.8 million in 2024, 2023, and 2022, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.
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
•Goodwill and Other Intangible Assets. Goodwill and other intangible assets with indefinite lives, primarily trademarks and trade names, are not amortized; rather, they are tested for impairment at least annually. The Company performs either a qualitative or quantitative analysis to determine if it is more likely than not that the fair values of its reporting units are less than the respective carrying values of those reporting units. The Company elected to bypass performing the qualitative screen and performed a quantitative analysis of the goodwill impairment test in the current year. The Company may elect to perform a qualitative analysis in future periods.
The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers cash flows discounted at an appropriate discount rate. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based on the Company’s long-range plan and are considered level 3 inputs. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged. In order to evaluate the sensitivity of the goodwill impairment test to changes in the fair value calculations, the Company applied a hypothetical 10% decrease in fair values of each reporting unit. The
2024 results (expressed as a percentage of carrying value for the respective reporting unit) showed that, despite the hypothetical 10% decrease in fair value, the fair values of the Company’s reporting units still exceeded their respective carrying values by 95% to 388%.
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the estimated fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company can elect to perform a qualitative analysis to determine if it is more likely than not that the fair values of its indefinite-lived intangible assets are less than the respective carrying values of those assets. The Company elected to bypass the performing the qualitative screen. The Company may elect to perform the qualitative analysis in future periods. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method using level 3 inputs, which is a widely used valuation technique for such assets. The fair value derived from the relief from royalty method is determined by applying a royalty rate to a projection of net revenues discounted using an appropriate discount rate. Each royalty rate is determined based on the profitability of the trade name to which it relates and observed market royalty rates. Certain impairment models have discount rates calculated based on a debt/equity cost of capital. While the Company uses the best available information to prepare its cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in future impairment charges related to recorded intangible balances. While there are always changes in assumptions to reflect changing business and market conditions, the Company’s overall methodology and the population of assumptions used have remained unchanged.
The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2024, goodwill and other indefinite-lived intangible assets totaled $7,579.2 million or 51.8% of the Company’s total assets. The Company completed its required annual impairment tests in the fourth quarter of 2024 and determined that the carrying values of the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.
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
The Company assesses the uncertainty in its tax positions by applying a minimum recognition threshold which a tax position is required to meet before a tax benefit is recognized in the financial statements. Once the minimum threshold is met, using a more likely than not standard, a series of probability estimates is made for each item to properly measure and record a tax benefit. The tax benefit recorded is generally equal to the highest probable outcome that is more than 50% likely to be realized after full disclosure and resolution of a tax examination. The underlying probabilities are determined based on the best available objective evidence such as recent tax audit outcomes, published guidance, external expert opinion, or by analogy to the outcome of similar issues in the past. There can be no assurance that these estimates will ultimately be realized given continuous changes in tax policy, legislation and audit practice. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary exposures to market risk are fluctuations in interest rates and foreign currency exchange rates, which could impact its financial condition and results of operations. The Company addresses its exposure to these risks through its normal operating and financing activities. The Company’s differentiated and global business activities help to reduce the impact that any particular market risk may have on its operating income as a whole.
The Company’s short-term debt carries variable interest rates and generally its long-term debt carries fixed rates. These financial instruments are more fully described in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The foreign currencies to which the Company has the most significant exchange rate exposure are the Euro, the British pound, the Japanese yen, the Chinese renminbi, the Canadian dollar, and the Mexican peso. The Company evaluates foreign currency exposures on a centralized basis and aims to balance, where possible, non-functional currency denominated assets to non-functional currency denominated liabilities to have a natural hedge and minimize foreign exchange impacts. In the event a natural hedge is not available, the Company takes steps to mitigate foreign currency risk through the use of local borrowings and occasional derivative financial instruments in the currency affected. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income within stockholders’ equity. Foreign currency transactions have not had a significant effect on the operating results reported by the Company because revenues and costs associated with the revenues are generally transacted in the same foreign currencies.
Based on a hypothetical ten percent adverse movement in interest rates or foreign currency exchange rates, the Company’s best estimate is that the potential losses in future earnings, fair value of risk-sensitive financial instruments and cash flows are not material, although the actual effects may differ materially from the hypothetical analysis.

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
The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.
The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, AMETEK, Inc. conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The Company acquired Virtek Vision International ("Virtek") in October 2024. As permitted by the U.S. Securities and Exchange Commission staff interpretative guidance for newly acquired businesses, the Company excluded Virtek from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Virtek constituted 0.9% of total assets as of December 31, 2024 and 0.2% of net sales for the year then ended.
The Company’s internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DAVID A. ZAPICO	/s/ DALIP M. PURI
Chairman of the Board and Chief Executive Officer	Executive Vice President – Chief Financial Officer

February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of AMETEK, Inc.

Opinion on Internal Control over Financial Reporting

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMETEK, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Virtek Vision International ("Virtek"), which are included in the 2024 consolidated financial statements of the Company and constituted 0.9% of total assets as of December 31, 2024 and 0.2% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Virtek.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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
Philadelphia, Pennsylvania
February 20, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of AMETEK, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AMETEK, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Assessment of Indefinite-Lived Intangible Assets (other than Goodwill)

Description of the Matter
At December 31, 2024, the Company’s indefinite-lived intangible assets (other than goodwill) totaled $1,023.3 million, consisting of trademarks and trade names. As described in Note 1 to the consolidated financial statements, indefinite-lived intangible assets are not amortized but are tested for impairment at least annually in the Company’s fourth quarter.

Auditing management’s indefinite-lived intangible asset impairment tests was complex and highly judgmental due to the significant measurement uncertainty in estimating the fair value of the trademarks and trade names. In particular, the fair value estimates were sensitive to significant assumptions such as discount rate, forecasted revenues and royalty rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s indefinite-lived intangible asset impairment process. For example, we tested controls over management’s review of the valuation models and significant assumptions, including forecasted financial information, as well as management’s controls to validate that the data used in the valuations was complete and accurate.

To test the estimated fair value of the Company’s indefinite-lived intangible assets, we performed audit procedures that included, among others, assessing the fair value methodologies utilized by management and the significant assumptions discussed above, including the underlying data used in the analyses. For example, when evaluating the significant assumptions, we compared them to current financial and operating plans, market and industry studies, historical trends, and royalty rates used in prior periods. We also assessed the historical accuracy of management’s forecasts and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value estimates of the trademarks and trade names that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating the discount rate, royalty rate and valuation methodologies used by the Company.

Estimating the Fair Value of the Intangibles from the Acquisition of Paragon Medical

Description of the Matter
As described in Note 6 to the consolidated financial statements, the Company completed the acquisition of Paragon Medical in December 2023 for consideration of $1.9 billion, net of cash acquired. The preliminary estimates of the fair value of intangible assets made as of the acquisition date were revised during the measurement period in 2024 as the third-party valuation was received and finalized. This third-party valuation resulted in adjustments to the preliminary estimates of the fair value of the intangible assets for the indefinite-lived trade name, customer relationships, and purchased technology. As of December 31, 2024, the purchase price allocated to intangible assets (other than goodwill) was $852.3 million.

Auditing the Company’s accounting for its acquisition of Paragon Medical was complex due to the significant estimation uncertainty, particularly in estimating the fair values of the customer relationships and the trade name intangible assets. The Company used the multi-period excess earnings method to value the customer relationship intangible asset and relief from royalty method to value the trade name intangible asset. The significant assumptions used to estimate the fair value of customer relationships included the forecasted revenue growth, forecasted EBITDA margin and discount rate. The significant assumptions used to estimate the fair value of the trade name included the forecasted revenue growth and royalty rate. All of these significant assumptions are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of the fair value of the material acquired intangible assets of Paragon Medical. For example, we tested controls over the valuation of acquired identifiable intangible assets, including controls over management’s review of the valuation models and the significant assumptions described above, review of forecasted financial information, as well as verification of underlying data used in the analyses.

To test the estimated fair value of the customer relationship and trade name intangible assets for Paragon Medical, we performed audit procedures that included, among others, assessing the fair value methodologies utilized by management and the significant assumptions discussed above, including the accuracy of the underlying data used in the analyses. For example, when evaluating the significant assumptions, we compared them to current financial and operating plans, market and industry studies, and historical trends. We also performed sensitivity analyses to evaluate the changes in the fair value of the customer relationship and trade name intangible assets that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the discount rate, royalty rate and valuation methodologies used by the Company.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1930.

Philadelphia, Pennsylvania
February 20, 2025

AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$6,941,180	$6,596,950	$6,150,530
Cost of sales	4,464,713	4,212,485	4,005,261
Selling, general and administrative	696,905	677,006	644,577
Total operating expenses	5,161,618	4,889,491	4,649,838
Operating income	1,779,562	1,707,459	1,500,692
Interest expense	(112,962)	(81,795)	(83,186)
Other (expense) income, net	(5,061)	(19,252)	11,186
Income before income taxes	1,661,539	1,606,412	1,428,692
Provision for income taxes	285,415	293,224	269,150
Net income	$1,376,124	$1,313,188	$1,159,542
Basic earnings per share	$5.95	$5.70	$5.04
Diluted earnings per share	$5.93	$5.67	$5.01
Weighted average common shares outstanding:
Basic shares	231,256	230,519	230,208
Diluted shares	232,168	231,509	231,536
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,376,124	$1,313,188	$1,159,542
Other comprehensive income (loss):
Amounts arising during the period – gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	(124,959)	88,613	(123,756)
Change in long-term intercompany notes	(2,748)	5,420	(21,419)
Net investment hedge instruments gain (loss), net of tax of $(11,207), $8,058 and ($17,070) in 2024, 2023 and 2022, respectively	34,409	(24,744)	52,416
Defined benefit pension plans:
Net actuarial gain (loss), net of tax of $(4,936), $(3,396) and $4,769 in 2024, 2023 and 2022, respectively	15,145	11,869	(18,238)
Amortization of net actuarial loss, net of tax of ($2,341), ($2,801) and ($2,111) in 2024, 2023 and 2022, respectively	7,278	8,769	6,420
Amortization of prior service costs, net of tax of $(26), ($25) and ($25) in 2024, 2023 and 2022, respectively	78	76	76
Other comprehensive (loss) income	(70,797)	90,003	(104,501)
Total comprehensive income	$1,305,327	$1,403,191	$1,055,041
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$373,999	$409,804
Receivables	948,830	1,012,932
Inventories, net	1,021,713	1,132,471
Other current assets	258,490	269,461
Total current assets	2,603,032	2,824,668
Property, plant and equipment, net	818,611	891,293
Right of use assets, net	235,666	229,723
Goodwill	6,555,877	6,447,629
Other intangibles, net	3,915,173	4,165,317
Investments and other assets	502,810	464,903
Total assets	$14,631,169	$15,023,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$654,346	$1,417,915
Accounts payable	523,332	516,588
Customer advanced payments	363,555	375,513
Income taxes payable	84,428	69,567
Accrued liabilities and other	472,926	502,990
Total current liabilities	2,098,587	2,882,573
Long-term debt, net	1,425,375	1,895,432
Deferred income taxes	831,030	836,695
Other long-term liabilities	620,873	678,642
Total liabilities	4,975,865	6,293,342
Stockholders’ equity:
Preferred stock,$0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 800,000,000 shares; issued: 2024 – 270,064,222 shares; 2023 – 269,284,250 shares	2,720	2,709
Capital in excess of par value	1,264,670	1,168,694
Retained earnings	11,057,684	9,940,343
Accumulated other comprehensive loss	(555,739)	(484,942)
Treasury stock: 2024 – 39,364,801 shares; 2023 – 38,354,154 shares	(2,114,031)	(1,896,613)
Total stockholders’ equity	9,655,304	8,730,191
Total liabilities and stockholders’ equity	$14,631,169	$15,023,533
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—
Common stock, $0.01 par value
Balance at the beginning of the year	2,709	2,700	2,689
Shares issued	11	9	11
Balance at the end of the year	2,720	2,709	2,700
Capital in excess of par value
Balance at the beginning of the year	1,168,694	1,094,236	1,012,526
Issuance of common stock under employee stock plans	48,113	28,259	34,335
Share-based compensation costs	47,863	46,199	47,375
Balance at the end of the year	1,264,670	1,168,694	1,094,236
Retained earnings
Balance at the beginning of the year	9,940,343	8,857,485	7,900,113
Net income	1,376,124	1,313,188	1,159,542
Cash dividends paid	(258,782)	(230,329)	(202,169)
Other	(1)	(1)	(1)
Balance at the end of the year	11,057,684	9,940,343	8,857,485
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the year	(298,835)	(368,124)	(275,365)
Translation adjustments	(124,959)	88,613	(123,756)
Change in long-term intercompany notes	(2,748)	5,420	(21,419)
Net investment hedge instruments (loss) gain, net of tax of $(11,207), $8,058 and ($17,070) in 2024, 2023 and 2022, respectively	34,409	(24,744)	52,416
Balance at the end of the year	(392,133)	(298,835)	(368,124)
Defined benefit pension plans:
Balance at the beginning of the year	(186,107)	(206,821)	(195,079)
Net actuarial gain (loss), net of tax of $(4,936), $(3,396) and $4,769 in 2024, 2023 and 2022, respectively	15,145	11,869	(18,238)
Amortization of net actuarial loss, net of tax of ($2,341), ($2,801) and ($2,111) in 2024, 2023 and 2022, respectively	7,278	8,769	6,420
Amortization of prior service costs, net of tax of $(26), ($25) and ($25) in 2024, 2023 and 2022, respectively	78	76	76
Balance at the end of the year	(163,606)	(186,107)	(206,821)
Accumulated other comprehensive loss at the end of the year	(555,739)	(484,942)	(574,945)
Treasury stock
Balance at the beginning of the year	(1,896,613)	(1,902,964)	(1,573,000)
Issuance of common stock under employee stock plans	5,654	14,123	2,857
Purchase of treasury stock	(223,072)	(7,772)	(332,821)
Balance at the end of the year	(2,114,031)	(1,896,613)	(1,902,964)
Total stockholders’ equity	$9,655,304	$8,730,191	$7,476,512
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash provided by (used for):
Operating activities:
Net income	$1,376,124	$1,313,188	$1,159,542
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	382,927	337,636	319,427
Deferred income taxes	(12,943)	(91,903)	(67,818)
Share-based compensation expense	47,863	46,199	47,375
Gain on sale of business/investment	—	—	(3,584)
Gain on sale of facilities	(995)	(120)	(7,054)
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in receivables	53,488	8,451	(86,713)
Decrease (increase) in inventories and other current assets	72,997	56,619	(322,467)
(Decrease) increase in payables, accruals and income taxes	(18,480)	10,433	95,481
(Decrease) increase in other long-term liabilities	(41,332)	67,283	47,226
Pension contributions	(8,694)	(8,671)	(8,959)
Other, net	(22,107)	(3,819)	(23,083)
Total operating activities	1,828,848	1,735,296	1,149,373
Investing activities:
Additions to property, plant and equipment	(127,075)	(136,249)	(139,005)
Purchases of businesses, net of cash acquired	(117,514)	(2,237,910)	(429,714)
Proceeds from sale of business/investment	—	—	3,734
Proceeds from sale of facilities	4,246	880	11,754
Other, net	(4,465)	(3,151)	471
Total investing activities	(244,808)	(2,376,430)	(552,760)
Financing activities:
Net change in short-term borrowings	(889,737)	892,282	(73,691)
Repayments of long-term borrowings	(300,000)	—	—
Repurchases of common stock	(212,027)	(7,772)	(332,821)
Cash dividends paid	(258,782)	(230,329)	(202,169)
Proceeds from stock option exercises	66,868	50,850	49,937
Other, net	(8,776)	(7,748)	(16,955)
Total financing activities	(1,602,454)	697,283	(575,699)
Effect of exchange rate changes on cash and cash equivalents	(17,391)	8,269	(22,300)
(Decrease) increase in cash and cash equivalents	(35,805)	64,418	(1,386)
Cash and cash equivalents:
Beginning of year	409,804	345,386	346,772
End of year	$373,999	$409,804	$345,386
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
Accounts Receivable
The Company maintains allowances for estimated credit losses resulting from the inability of customers to meet their financial obligations to the Company. The Company recognizes an allowance for credit losses, on all accounts receivable and contract assets, which considers risk of future credit losses based on factors such as historical experience, contract terms, as well as general and market business conditions, country, and political risk. Balances are written off when considered uncollectible. The following table provides a roll forward of the allowance for estimated credit losses:

	2024	2023
	(in thousands)
Balance at January 1	$13,167	$14,102
Bad debt expense	2,546	3,984
Amounts written off charged against allowance	(2,506)	(4,908)
Foreign currency translation and other	(175)	(11)
Balance at December 31	$13,032	$13,167
Inventories
The Company predominantly uses the first-in, first-out (“FIFO”) method of inventory accounting, which approximates current replacement cost, at December 31, 2024. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for 10% of the Company’s inventory at December 31, 2024. For inventories where cost is determined by the LIFO method, the FIFO value would have been $40.8 million and $39.0 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2024 and 2023, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.
Business Combinations
The Company allocates the purchase price of an acquired company, including when applicable, the acquisition date fair value of contingent consideration between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
recorded as goodwill. The results of operations of the acquired business are included in the Company’s operating results from the date of acquisition.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged to expense as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets. The range of lives for depreciable assets is generally three to 10 years for machinery and equipment, five to 27 years for leasehold improvements and 25 to 50 years for buildings. Depreciation expense was $135.3 million, $122.5 million and $113.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
The Company principally relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers cash flows discounted at an appropriate discount rate. The Company believes that market participants would use a discounted cash flow analysis to determine the fair value of its reporting units in a sale transaction. The annual goodwill impairment test requires the Company to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins, depreciation, amortization and working capital requirements, which are based on the Company’s long-range plan and are considered level 3 inputs. The Company's long-range plan is updated as part of its annual planning process and is reviewed and approved by management. The discount rate is an estimate of the overall after-tax rate of return required by a market participant whose weighted average cost of capital includes both equity and debt, including a risk premium.
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
The Company completed its required annual impairment tests as of October 1, 2024, 2023, and 2022 and determined that the carrying values of the Company's goodwill were not impaired. The Company completed its required annual indefinite-lived intangibles impairment test as of October 1, 2024 and determined that the carrying values of the Company's trademarks and trade names with indefinite lives were not impaired. The Company completed its required annual impairment test in the fourth quarter of 2023 and 2022 and determined that the carrying values of certain of the Company's trademarks and trade names with indefinite lives were impaired and as a result, during the fourth quarter of 2023 and 2022, the Company recorded an immaterial non-cash impairment charge related to certain of the Company's trade names.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
the fair value of those assets. Fair value is determined primarily using present value techniques based on projected cash flows from the asset group.
Intangible assets, other than goodwill, with definite lives are amortized over their estimated useful lives. Patents and technology are being amortized over useful lives of nine to 20 years, with a weighted average life of 15 years. Customer relationships are being amortized over a period of ten to 20 years, with a weighted average life of 20 years. On a quarterly basis, the Company evaluates the reasonableness of the estimated useful lives of these intangible assets.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Company may receive a payment in excess of revenue recognized to that date. In these circumstances, a contract liability is recorded. Contract liabilities are derecognized when the performance obligations are satisfied, and revenue is recognized.
Research and Development
Research and development costs are included in Cost of sales as incurred and were $236.6 million in 2024, $220.8 million in 2023 and $198.8 million in 2022.
Shipping and Handling Costs
Shipping and handling costs are included in Cost of sales and were $87.6 million in 2024, $77.9 million in 2023 and $103.7 million in 2022.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

	2024	2023	2022
	(In thousands)
Weighted average shares:
Basic shares	231,256	230,519	230,208
Equity-based compensation plans	912	990	1,328
Diluted shares	232,168	231,509	231,536

The calculation of diluted earnings per share for 2022 excluded an immaterial number of stock options because the exercise prices of these stock options exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive. There were no antidilutive shares in 2024 and 2023.

2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires disclosure of significant segment expenses and other segment items on an annual and interim basis under ASC 280. The Company retrospectively adopted ASU 2023-07, effective December 31, 2024, and the adoption resulted in additional disclosures in the Reportable Segments footnote.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures about significant expenses included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Prospective or retrospective application is allowed and early adoption is permitted. The Company has not determined the impact ASU 2024-03 may have on the Company’s financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU indicates that all entities will apply its guidance prospectively with an option for retrospective application to each period in the financial statements. The Company has not determined the impact ASU 2023-09 may have on the Company’s financial statement disclosures.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Revenues
The outstanding contract asset and liability accounts were as follows:

	2024	2023
	(In thousands)
Contract assets – January 1	$140,826	$119,741
Contract assets – December 31	136,432	140,826
Change in contract assets – (decrease) increase	(4,394)	21,085
Contract liabilities – January 1	432,830	398,692
Contract liabilities – December 31	400,689	432,830
Change in contract liabilities – decrease (increase)	32,141	(34,138)
Net change	$27,747	$(13,053)
The net change in 2024 and 2023 was primarily driven by lower advance payments from customers on long term contracts. For the years ended December 31, 2024 and 2023, the Company recognized revenue of $359 million and $345 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At December 31, 2024 and 2023, $37.1 million and $57.3 million, respectively, of Customer advanced payments (contract liabilities) were recorded in Other long-term liabilities in the consolidated balance sheet.
The remaining performance obligations exceeding one year as of December 31, 2024 and 2023 were $541.8 million and $607.5 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the year ended December 31:

	2024
	EIG	EMG	Total
	(In thousands)
United States	$2,302,951	$1,346,483	$3,649,434
International(1):
United Kingdom	106,678	126,846	233,524
European Union countries	549,446	427,239	976,685
Asia	1,213,403	218,770	1,432,173
Other foreign countries	487,437	161,927	649,364
Total international	2,356,964	934,782	3,291,746
Consolidated net sales	$4,659,915	$2,281,265	$6,941,180
_________________
(1)Includes U.S. export sales of $1,880.8 million.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
_________________
(1)Includes U.S. export sales of $1,688.7 million

Major Products and Services
The Company’s major products and services in the reportable segments were as follows for the year ended December 31:

	2024
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$3,232,918	$—	$3,232,918
Aerospace and power	1,426,997	624,570	2,051,567
Automation and engineered solutions	—	1,656,695	1,656,695
Consolidated net sales	$4,659,915	$2,281,265	$6,941,180

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2023
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$3,267,698	$—	$3,267,698
Aerospace and power	1,356,552	588,446	1,944,998
Automation and engineered solutions	—	1,384,254	1,384,254
Consolidated net sales	$4,624,250	$1,972,700	$6,596,950

	2022
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$3,061,263	$—	$3,061,263
Aerospace and power	1,168,090	549,735	1,717,825
Automation and engineered solutions	—	1,371,442	1,371,442
Consolidated net sales	$4,229,353	$1,921,177	$6,150,530

Timing of Revenue Recognition
The Company’s timing of revenue recognition was as follows for the year ended December 31:

	2024
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,739,209	$2,052,862	$5,792,071
Products and services transferred over time	920,706	228,403	1,149,109
Consolidated net sales	$4,659,915	$2,281,265	$6,941,180

	2023
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,831,321	$1,772,329	$5,603,650
Products and services transferred over time	792,929	200,371	993,300
Consolidated net sales	$4,624,250	$1,972,700	$6,596,950

	2022
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,471,118	$1,680,558	$5,151,676
Products and services transferred over time	758,235	240,619	998,854
Consolidated net sales	$4,229,353	$1,921,177	$6,150,530

Product Warranties
The Company provides limited warranties in connection with the sale of its products. The warranty periods for products sold vary among the Company’s operations, but the majority do not exceed one year. The Company calculates its warranty expense provision based on its historical warranty experience and adjustments are made

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
periodically to reflect actual warranty expenses. Product warranty obligations are reported as a component of Accrued liabilities and other in the consolidated balance sheet.
Changes in the accrued product warranty obligation were as follows:

	2024	2023	2022
	(In thousands)
Balance at the beginning of the year	$37,087	$26,487	$27,478
Accruals for warranties issued during the year	24,775	23,308	11,414
Settlements made during the year	(22,953)	(14,219)	(11,835)
Warranty accruals related to acquired businesses and other during the year	(354)	1,511	(570)
Balance at the end of the year	$38,555	$37,087	$26,487

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
The following tables provide the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31:

	2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$9,124	$9,124	$—	$—
Foreign currency forward contracts	—	—	—	—

	2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$11,922	$11,922	$—	$—
Foreign currency forward contracts	2,035	—	2,035	—

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of long-term assets in the consolidated balance sheet. For the years ended December 31, 2024 and 2023, gains and losses on the investments were not material.
Foreign Currency
At December 31, 2024, the Company had no forward contracts outstanding. At December 31, 2023, the Company had a Euro forward contract for a total notional value of 50.0 million Euros. Foreign currency forward contracts are valued as level 2 assets as they are corroborated by foreign currency exchange rates and shown as a component of other current assets in the consolidated balance sheet. For the year ended December 31, 2024 and 2023, realized gains and losses on foreign currency forward contracts were not significant. The Company does not typically designate its foreign currency forward contracts as accounting hedges.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at December 31, 2024 and 2023 in the consolidated balance sheet.
The fair value of short-term borrowings, net approximates the carrying value. The Company’s long-term debt, net is all privately held with no public market for this debt, therefore, the fair value of long-term debt, net was computed based on comparable current market data for similar debt instruments and is considered to be a level 3 liability. At December 31, 2024 and 2023, the fair value of long-term debt (including current portion) was $1,778.7 million and $2,087.6 million and the recorded amount of long-term debt (including current portion) was $1,851.9 million and $2,197.5 million, respectively. See Note 10 for long-term debt principal amounts, interest rates and maturities.
5. Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2024, and 2023, these net investment hedges included British-pound and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At December 31, 2024 and 2023, the Company had $281.7 million and $286.6 million, respectively, of British-pound denominated loans, and $595.2 million and $580.8 million, respectively, in Euro-denominated loans, which were designated as a hedge against the net investment in Euro and British pound functional currency foreign subsidiaries. As a result of the British-pound and Euro-denominated loans being designated and 100% effective as net investment hedges, $45.6 million of pre-tax currency remeasurement gains and $32.8 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2024 and 2023, respectively.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. Acquisitions
The Company spent $117.5 million in cash, net of cash acquired to acquire Virtek Vision International ("Virtek") in October 2024. Virtek is a leading provider of advanced laser-based projection and inspection systems. Virtek is part of EIG.
The following table represents the allocation of the purchase price for the net assets of Virtek based on the estimated fair values at acquisition (in millions):

Goodwill	$70.7
Other intangible assets	60.0
Deferred income taxes	(15.9)
Net working capital and other(1)	2.7
Total cash paid	$117.5
______________________
(1)Includes $6.6 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions. Virtek's advanced 3D laser projectors, smart cameras, and quality control inspection systems complement the Company's existing Creaform business capabilities.
At December 31, 2024, the purchase price allocated to other intangible assets of $60.0 million consists of $9.6 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $50.4 million of other intangible assets consists of $40.8 million of customer relationships, which are being amortized over a period of 17 years and $9.6 million of purchased technology, which is being amortized over a period of 17 years. Amortization expense for each of the next five years for the acquisitions is expected to be $3.0 million per year.
The Virtek acquisition had an immaterial impact on reported net sales, net income, and diluted earnings per share for the year ended December 31, 2024. Had the acquisition been made at the beginning of 2024 or 2023, unaudited pro forma net sales, net income and diluted earnings per share for the year ended December 31, 2024 and 2023, would not have been materially different than the amounts reported. The Company has not finalized its measurements of certain tangible, intangible assets and liabilities and income taxes for the Virtek acquisition.
The Company finalized its measurements of certain tangible and intangible assets and liabilities for its August 2023 acquisition of United Electronic Industries and its October 2023 acquisition of Amplifier Research Corp, which had no material impact to the consolidated statement of income and balance sheet.
The Company finalized its measurements of certain tangible and intangible assets and liabilities, as well as income tax considerations, for the December 2023 Paragon Medical acquisition. The adjustments include an increase to goodwill of $62.2 million, a decrease to fixed assets of $42.4 million, and a decrease to intangibles of $21.7 million. The final balances for Paragon Medical at December 31, 2024 were $969.2 million of goodwill, $169.0 million of fixed assets, and $852.3 million of intangibles. There was no material impact to the consolidated statement of income.
In 2023, the Company spent $2,237.9 million in cash, net of cash acquired, to acquire Paragon Medical ("Paragon") in December 2023, Amplifier Research Corp. ("Amplifier Research") in October 2023, United Electronic Industries ("UEI") in August 2023, and Bison Gear & Engineering Corp. ("Bison") in March 2023. Paragon is a leading provider of highly engineered medical components and instruments. Amplifier Research is a leading manufacturer of radio frequency and microwave amplifiers and electromagnetic compatibility testing equipment. Bison is a leading manufacturer of highly engineered motion control solutions serving diverse markets and applications. UEI is a leading provider of data acquisition and control solutions for the aerospace, defense,

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
energy and semiconductor industries. UEI and Amplifier Research are part of EIG. Paragon and Bison are part of EMG.
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
Acquisition subsequent to December 31, 2024
In January 2025, the Company acquired Kern Microtechnik ("Kern"), a leading manufacturer of high-precision machining and optical inspection solutions supporting a wide range of applications within the medical, semiconductor, research, and space markets. Kern has annual sales of approximately 50 million Euros. Kern will join EIG.
7. Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2022	$4,236.1	$1,136.5	$5,372.6
Goodwill acquired	79.3	932.4	1,011.7
Purchase price allocation adjustments and other	24.8	—	24.8
Foreign currency translation adjustments	24.8	13.7	38.5
Balance at December 31, 2023	4,365.0	2,082.6	6,447.6
Goodwill acquired	70.7	—	70.7
Purchase price allocation adjustments and other	30.7	61.7	92.4
Foreign currency translation adjustments	(41.5)	(13.3)	(54.8)
Balance at December 31, 2024	$4,424.9	$2,131.0	$6,555.9

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other intangible assets were as follows at December 31:

	2024	2023
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$46,043	$47,239
Purchased technology	815,088	914,100
Customer lists	3,823,907	3,743,457
	4,685,038	4,704,796
Accumulated amortization:
Patents	(37,977)	(38,105)
Purchased technology	(378,102)	(334,229)
Customer lists	(1,377,094)	(1,190,906)
	(1,793,173)	(1,563,240)
Net intangible assets subject to amortization	2,891,865	3,141,556
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	1,023,308	1,023,761

	$3,915,173	$4,165,317
Amortization expense was $247.7 million, $215.1 million, and $205.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization expense for each of the next five years is expected to approximate $256 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Other Consolidated Balance Sheet Information

	December 31,
	2024	2023
	(In thousands)
INVENTORIES, NET
Finished goods and parts	$80,491	$136,003
Work in process	171,084	165,914
Raw materials and purchased parts	770,138	830,554
	$1,021,713	$1,132,471
PROPERTY, PLANT AND EQUIPMENT, NET
Land	$67,640	$67,195
Buildings	449,314	455,015
Machinery and equipment	1,443,288	1,479,702
	1,960,242	2,001,912
Less: Accumulated depreciation	(1,141,631)	(1,110,619)
	$818,611	$891,293
ACCRUED LIABILITIES AND OTHER
Employee compensation and benefits	$202,605	$228,389
Product warranty obligation	38,555	37,087
Realignment	55,175	41,540
Short term lease liability	54,736	61,055
Other	121,855	134,919
	$472,926	$502,990

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. Income Taxes
The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2024	2023	2022
	(In thousands)
Income before income taxes:
Domestic	$991,681	$1,026,113	$893,478
Foreign	669,858	580,299	535,214
Total	$1,661,539	$1,606,412	$1,428,692
Provision for income taxes:
Current:
Federal	$120,367	$206,477	$183,619
Foreign	155,055	144,476	119,148
State	22,936	34,173	34,201
Total current	298,358	385,126	336,968
Deferred:
Federal	(437)	(69,956)	(37,810)
Foreign	(14,317)	(15,113)	(20,818)
State	1,811	(6,833)	(9,190)
Total deferred	(12,943)	(91,902)	(67,818)
Total provision	$285,415	$293,224	$269,150

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2024	2023
	(In thousands)
Non-current deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation (1)	$49,513	$63,447
Reserves not currently deductible	(117,420)	(130,761)
Pensions	89,508	75,834
Differences in basis of intangible assets and accelerated amortization	849,768	880,666
Net operating loss carryforwards	(116,611)	(109,065)
Share-based compensation	(14,614)	(14,296)
Foreign Tax Credit Carryforwards	(2,840)	(9,327)
Unremitted earnings	13,906	15,033
Other	(19,626)	(25,893)
	731,584	745,638
Less: Valuation allowance	21,305	16,766
	752,889	762,404
Portion included in non-current assets	78,141	74,291
Gross non-current deferred tax liability	$831,030	$836,695
______________________
(1)Presented net of deferred tax assets of approximately $48.8 million and $49.6 million at December 31, 2024 and 2023, respectively, resulting from lease obligations.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31:

	2024	2023	2022
U.S. Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	1.4	1.3	1.6
Foreign operations, net	0.5	0.4	(1.0)
U.S. Benefits for Manufacturing, Export and credits	(3.4)	(3.2)	(2.9)
Uncertain Tax Items	(1.9)	1.0	1.0
Stock compensation	(0.5)	(0.6)	(0.9)
U.S. Tax / (Benefit) on Foreign Earnings	(0.3)	(2.0)	(0.5)
Other	0.4	0.4	0.5
Consolidated effective tax rate	17.2%	18.3%	18.8%

The Company elected to pay the cash tax cost of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries over an eight-year period. As of December 31, 2024, the Company has a remaining cash tax obligation of $27.4 million, $15.2 million of which is classified as non-current.
The Company has evaluated the impact of the global intangible low-taxed income (“GILTI”) section of the Tax Act and has made a tax accounting policy election to record the annual tax cost of GILTI as a current period expense when incurred and, as such, will not be measuring an impact of GILTI in its determination of deferred taxes.
As a result of the one-time mandatory deemed repatriation and the taxable inclusions under the GILTI provisions of the Tax Act, the Company has approximately $1.4 billion in previously taxed income (“PTI”) as of December 31, 2024 which can be repatriated without incremental U.S. Federal tax. The Company intends to reinvest its earnings indefinitely in operations outside the United States except to the extent of the PTI. There has been no provision for U.S. deferred income taxes for the undistributed earnings over PTI of approximately $235.8 million and $385.4 million at December 31, 2024 and 2023 respectively because determination of the amount of the unrecognized deferred income tax liability on these undistributed earnings is not practicable.
As of December 31, 2024, and 2023, the Company recorded deferred income taxes totaling $13.9 million and $15.0 million respectively in state income and foreign withholding taxes expected to be incurred when the cash amounts related to the previously taxed income are ultimately repatriated to the U.S.
The Company is acquisitive and at times acquires entities with tax attributes (net operating losses or tax credits) that carry over to post-acquisition tax periods of the Company. At December 31, 2024, the Company had tax effected benefits, net of uncertain tax positions of $116.6 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $0.2 million for federal income tax purposes with no valuation allowance for the U.S. consolidated group, $9.0 million for state income tax purposes with a valuation allowance of $3.0 million, and $107.4 million for foreign income tax purposes with a valuation allowance of $5.6 million. The federal and state net operating loss carryforwards, if not used, will expire between 2025 and 2044. The majority of the foreign net operating loss carryforwards can be carried forward indefinitely with the remaining portion set to expire between 2030 and 2044, if not used.
At December 31, 2024, the Company had tax effected benefits of $13.6 million related to tax credit carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This primarily includes foreign tax credit carryforwards of $2.9 million with no valuation allowance, $9.2 million for state income tax purposes with a valuation allowance of

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$8.0 million, and $1.5 million for foreign income tax purposes with a valuation allowance of $0.5 million. These tax credit carryforwards, if not used, will expire between 2025 and 2044.
As of December 31, 2024, the Company has no remaining carryforwards relating to interest expense limitations under IRC Section 163(j). At December 31, 2023, the Company had $13.2 million of IRC Section 163(j) interest expense limitation carryforwards.
The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance relates to deferred tax assets established for federal, state, and foreign net operating losses, credit carryforwards, and other miscellaneous timing items. In 2024, the Company recorded a net increase of $4.5 million in the valuation allowance.
The increase in the valuation allowance primarily relates to $5.3 million recorded against state tax credits which have been deemed more likely than not to go unused.
At December 31, 2024, the Company had gross unrecognized tax benefits of $201.6 million, of which $158.2 million, if recognized, would impact the effective tax rate. At December 31, 2023, the Company had gross unrecognized tax benefits of $233.5 million, of which $185.2 million, if recognized, would impact the effective tax rate.
At December 31, 2024 and 2023, the Company reported $15.3 million and $18.3 million, respectively, related to interest and penalties as a component of other long term liabilities in the consolidated balance sheet. During 2024, the Company recognized a net benefit of $3.0 million, and in 2023 net expense of $5.9 million, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.
Approximately 51% of the Company’s overall tax liability is incurred in the United States. The Company files income tax returns in various other state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. The Company was notified by the Internal Revenue Service ("IRS") that the U.S. consolidated tax group was selected for audit for the 2022 tax year. A preliminary meeting with the IRS and company representatives has been scheduled. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.
During 2024, the Company added $65.5 million of tax, interest and penalties related to identified uncertain tax positions and reversed $100.5 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2023, the Company added $75.5 million of tax, interest and penalties related to identified uncertain tax positions and reversed $10.7 million of tax and interest related to statute expirations and settlement of prior uncertain positions.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2024	2023	2022
	(In millions)
Balance at the beginning of the year	$233.5	$174.7	$147.0
Additions for tax positions related to the current year	37.2	32.1	29.3
Additions for tax positions of prior years	18.1	34.0	2.1
Reductions for tax positions of prior years	(22.8)	(0.6)	(1.0)
Reductions related to settlements with taxing authorities	(1.3)	(0.1)	(0.2)
Reductions due to statute expirations	(63.1)	(6.6)	(2.5)
Balance at the end of the year	$201.6	$233.5	$174.7
In 2024, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to higher transfer pricing risks, and incentives for R&D related activities. The reductions above primarily relate to statute expirations. The net decrease of $31.9 million in uncertain tax positions resulted in a decrease of $25.6 million to income tax expense and the remainder in other balance sheet accounts. At December 31, 2024, tax, interest and penalties of $212.8 million were classified as a non-current liability and $4.2 million was reflected as a reduction against deferred tax assets.
10. Debt
Long-term debt, net consisted of the following at December 31:

	2024	2023
	(In thousands)
U.S. dollar 3.73% senior notes due September 2024	$—	$300,000
U.S. dollar 3.91% senior notes due June 2025	50,000	50,000
U.S. dollar 3.96% senior notes due August 2025	100,000	100,000
U.S. dollar 4.18% senior notes due December 2025	275,000	275,000
U.S. dollar 3.83% senior notes due September 2026	100,000	100,000
U.S. dollar 4.32% senior notes due December 2027	250,000	250,000
U.S. dollar 4.37% senior notes due December 2028	50,000	50,000
U.S. dollar 3.98% senior notes due September 2029	100,000	100,000
U.S. dollar 4.45% senior notes due August 2035	50,000	50,000
British pound 2.59% senior note due November 2028	187,803	191,076
British pound 2.70% senior note due November 2031	93,917	95,543
Euro 1.34% senior notes due October 2026	310,514	331,770
Euro 1.71% senior notes due December 2027	77,628	82,945
Euro 1.53% senior notes due October 2028	207,011	221,203
Revolving credit facility borrowings	230,000	1,116,000
Other, principally foreign	1,906	5,534
Less: Debt issuance costs	(4,058)	(5,724)
Total debt, net	2,079,721	3,313,347
Less: Current portion, net	(654,346)	(1,417,915)
Total long-term debt, net	$1,425,375	$1,895,432

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Maturities of long-term debt borrowings outstanding at December 31, 2024 were as follows: $410.5 million in 2026; $327.6 million in 2027; $444.8 million in 2028; $100.0 million in 2029; none in 2030; and $142.5 million in 2031 and thereafter.
In the third quarter of 2024, the Company paid in full, at maturity, a $300.0 million in aggregate principal amount of 3.73% senior notes.
In December 2018, the Company completed a private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors (the “2018 Private Placement”) utilizing two funding dates. The first funding occurred in December 2018 for $475 million and 75 million Euros ($77.6 million at December 31, 2024). The second funding was in January 2019 for $100 million. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios.
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
In October 2016, the Company issued 300 million Euros ($310.5 million at December 31, 2024) in aggregate principal amount of 1.34% senior notes due October 2026 and 200 million Euros ($207.0 million at December 31, 2024) in aggregate principal amount of 1.53% senior notes due October 2028. In November 2016, the Company issued 150 million British pounds ($187.8 million at December 31, 2024) in aggregate principal amount of 2.59% senior notes due November 2028 and 75 million British pounds ($93.9 million at December 31, 2024) in aggregate principal amount of 2.70% senior notes due November 2031.
On May 12, 2022, the Company along with certain of its foreign subsidiaries amended its credit agreement dated as of September 22, 2011, as amended and restated as of March 10, 2016 and as further amended and restated as of October 30, 2018 (the “Credit Agreement”). The Credit Agreement amends and restates the Company’s existing revolving credit facility to increase the size from $1.5 billion to $2.3 billion. The Credit Agreement consists of a five-year revolving credit facility with a final maturity date in May 2027. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $700 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The credit agreement places certain restrictions on allowable additional indebtedness. At December 31, 2024, the Company had available borrowing capacity of $2,020.3 million under its revolving credit facility, excluding the $700 million accordion feature.
Interest rates on outstanding borrowings under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. At December 31, 2024 and 2023, the Company had $230.0 million and $1,116.0 million of borrowings outstanding under the revolving credit facility, respectively. The weighted average interest rate on the revolving credit facility for the years ended December 31, 2024 and 2023 was 6.31% and 6.22%, respectively. The Company had outstanding letters of credit primarily under the revolving credit facility totaling $49.7 million and $54.7 million at December 31, 2024 and 2023, respectively.
The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2024.
Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $75.6 million and $73.8 million at December 31, 2024 and 2023, respectively. At December 31, 2024, foreign subsidiaries had

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$1.9 million in debt borrowings outstanding, which was reported in short-term borrowings. At December 31, 2023, foreign subsidiaries had $5.5 million of debt borrowings outstanding.
The weighted average interest rate on total debt borrowings outstanding at December 31, 2024 and 2023 was 3.4% and 4.2%, respectively.
Subsequent Event
On January 6, 2025, the Company established a commercial paper program under which it may issue short-term, unsecured commercial paper notes. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the commercial paper program at any time not to exceed $2.3 billion. The notes will have maturities of up to 364 days from the date of issue. The Company intends the commercial paper program to provide additional financing flexibility for various purposes including acquisitions. The Company expects that outstanding indebtedness of the Company under both the revolving credit facility and the commercial paper program will not exceed $2.3 billion at any time.
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
Total share-based compensation expense was as follows for the years ended December 31:

	2024	2023	2022
	(In thousands)
Stock option expense	$13,892	$14,284	$13,021
Restricted stock expense	20,422	20,792	20,115
PRSU expense	13,549	11,123	14,239
Total pre-tax expense	$47,863	$46,199	$47,375
Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Stock Options
The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2024	2023	2022
Expected volatility	28.2%	26.0%	24.5%
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate	4.31%	3.54%	2.33%
Expected dividend yield	0.62%	0.72%	0.65%
Black-Scholes-Merton fair value per stock option granted	$56.42	$38.11	$32.54
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
The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	2,741	$101.20
Granted	231	181.93
Exercised	(779)	85.77
Forfeited	(53)	150.00
Outstanding at the end of the year	2,140	$114.33	6.5	$141.4
Exercisable at the end of the year	1,514	$98.55	5.7	$123.7
The aggregate intrinsic value of stock options exercised during 2024, 2023 and 2022 was $73.5 million, $54.9 million and $50.3 million, respectively. The total fair value of stock options vested during 2024, 2023 and 2022 was $14.9 million, $12.8 million and $11.4 million, respectively.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested stock options outstanding at the beginning of the year	910	$34.98
Granted	231	56.42
Vested	(462)	32.26
Forfeited	(53)	44.68
Non-vested stock options outstanding at the end of the year	626	$44.32
As of December 31, 2024, there was approximately $16 million of expected future pre-tax compensation expense related to the 0.6 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.
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

The following is a summary of the Company’s non-vested restricted stock activity and related information for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at the beginning of the year	296	$135.39
Granted	149	181.74
Vested	(141)	132.82
Forfeited	(27)	155.27
Non-vested restricted stock outstanding at the end of the year	277	$159.71
The total fair value of restricted stock vested during 2024, 2023 and 2022 was $20.0 million, $20.5 million and $17.7 million, respectively. The weighted average fair value of restricted stock granted per share during 2024 and 2023 was $181.74 and $139.08, respectively. As of December 31, 2024, there was approximately $27 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than two years.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The following is a summary of the Company’s non-vested performance restricted stock activity and related information for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at the beginning of the year	239	$131.90
Granted	77	167.79
Performance assumption change [1]	24	121.91
Vested	(99)	121.91
Forfeited	(6)	155.83
Non-vested performance restricted stock outstanding at the end of the year	235	$150.92
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of December 31, 2024, there was approximately $5 million of expected future pre-tax compensation expense related to the 0.2 million non-vested performance restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
The Company issues previously unissued shares when stock units are exercised, and shares are issued from treasury stock upon the award of restricted stock.
12. Retirement Plans and Other Postretirement Benefits
Retirement and Pension Plans
The Company sponsors several retirement and pension plans covering eligible salaried and hourly employees. The plans generally provide benefits based on participants’ years of service and/or compensation. The following is a brief description of the Company’s retirement and pension plans.
The Company maintains contributory and non-contributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $7 million to $10 million to its worldwide defined benefit pension plans in 2025.
The Company uses a measurement date of December 31 (its fiscal year end) for its U.S. and foreign defined benefit pension plans.
The Company sponsors a 401(k) retirement and savings plan for eligible U.S. employees. Participants in the retirement and savings plan may contribute a specified portion of their compensation on a pre-tax basis, Roth basis, or after-tax basis, which varies by location. The Company matches employee contributions ranging from 33% to 100%, up to a maximum percentage ranging from 1% to 8% of eligible compensation or up to a maximum of $1,200 per participant in some locations.

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
The Company has non-qualified unfunded retirement plans for certain Directors and retired employees. It also provides supplemental retirement benefits, through contractual arrangements and/or a Supplemental Executive Retirement Plan (“SERP”) covering certain current and former executives of the Company. These supplemental benefits are designed to compensate the executive for retirement benefits that would have been provided under the Company’s primary retirement plan, except for statutory limitations on compensation that must be taken into account under those plans. The plan permits deferred amounts to be deemed invested in either, or a combination of, an interest-bearing account, phantom mutual fund or collective investment trust accounts or the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount owed to participants is an unfunded and unsecured general obligation which is payable out of either the general assets of the Company or a grant of shares of the Company's common stock upon retirement or termination. The Company is providing for these obligations by charges to earnings over the applicable periods.
The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:
U.S. Defined Benefit Pension Plans:

	2024	2023
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$366,248	$383,143
Service cost	1,177	1,205
Interest cost	18,998	20,840
Actuarial (gains) losses	(10,115)	10,229
Gross benefits paid	(30,000)	(49,169)
Net projected benefit obligation at the end of the year	$346,308	$366,248
Change in plan assets:
Fair value of plan assets at the beginning of the year	$599,886	$569,049
Actual return on plan assets	46,900	79,366
Employer contributions	650	640
Gross benefits paid	(30,000)	(49,169)
Fair value of plan assets at the end of the year	$617,436	$599,886

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Foreign Defined Benefit Pension Plans:

	2024	2023
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$215,482	$198,744
Service cost	1,623	1,615
Interest cost	9,087	9,369
Foreign currency translation adjustments	(5,162)	10,312
Actuarial (gains) losses	(18,872)	7,575
Expenses paid from assets	(579)	(552)
Gross benefits paid	(10,776)	(11,581)
Net projected benefit obligation at the end of the year	$190,803	$215,482
Change in plan assets:
Fair value of plan assets at the beginning of the year	$174,443	$159,592
Actual return on plan assets	(2,327)	10,132
Employer contributions	8,044	8,031
Foreign currency translation adjustments	(3,038)	8,821
Expenses paid from assets	(579)	(552)
Gross benefits paid	(10,776)	(11,581)
Fair value of plan assets at the end of the year	$165,767	$174,443
The projected benefit obligation assumptions impacting net actuarial losses (gains) primarily consist of changes in discount and mortality rates.
The accumulated benefit obligation consisted of the following at December 31:
U.S. Defined Benefit Pension Plans:

	2024	2023
	(In thousands)
Funded plans	$339,029	$357,498
Unfunded plans	2,214	2,558
Total	$341,243	$360,056
Foreign Defined Benefit Pension Plans:

	2024	2023
	(In thousands)
Funded plans	$155,368	$178,854
Unfunded plans	35,246	36,360
Total	$190,614	$215,214

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Weighted average assumptions used to determine benefit obligations at December 31:

	2024	2023
U.S. Defined Benefit Pension Plans:
Discount rate	5.74%	5.38%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	5.20%	4.36%
Rate of compensation increase (where applicable)	3.00%	3.00%
The following is a summary of the fair value of plan assets for U.S. plans at December 31:

	2024				2023
Asset Class	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2
	(In thousands)
Corporate debt instruments	$2,595	$—	$2,595	$—	$5,295	$—	$5,295
Corporate debt instruments – Preferred	18,027	—	18,027	—	16,004	—	16,004
Corporate stocks – Common	56,258	56,258	—	—	43,287	43,287	—
Municipal bonds	1,456	—	1,456	—	1,253	—	1,253
Hedge Funds	31,900	—	—	31,900	—	—	—
Registered investment companies	145,380	145,380	—	—	169,794	169,794	—
U.S. Government securities	1,141	—	1,141	—	1,262	—	1,262
Total investments	256,757	201,638	23,219	31,900	236,895	213,081	23,814
Investments measured at net asset value	360,679	—	—	—	362,991	—	—
Total investments	$617,436	$201,638	$23,219	$31,900	$599,886	$213,081	$23,814
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the changes in the fair value of the U.S. plans’ level 3 investments (fair value determined using significant unobservable inputs):

Hedge Funds
(In thousands)
Balance, December 31, 2023	$—
Actual return on assets:
Unrealized losses relating to instruments still held at the end of the year	—
Realized gains (losses) relating to assets sold during the year	—
Purchases, sales, issuances and settlements, net	31,900
Balance, December 31, 2024	$31,900
The expected long-term rate of return on these plan assets was 7.46% in 2024 and 7.59% in 2023. Equity securities included 200,057 shares of AMETEK, Inc. common stock with a market value of $36.1 million (5.8% of total plan investment assets) at December 31, 2024 and 232,710 shares of AMETEK, Inc. common stock with a market value of $38.4 million (6.4% of total plan investment assets) at December 31, 2023.
The objectives of the Company’s U.S. defined benefit plans’ investment strategy are to maximize the plans’ funded status and minimize Company contributions and plan expense. Because the goal is to optimize returns over the long term, an investment policy that favors equity holdings has been established. Since there may be periods of time where both equity and mutual fund markets provide poor returns, an allocation to alternative assets may be made to improve the overall portfolio’s diversification and return potential. The Company periodically reviews its asset allocation, taking into consideration plan liabilities, plan benefit payment streams and the investment strategy of the pension plans. The actual asset allocation is monitored frequently relative to the established targets and ranges and is re-balanced when necessary. The target allocations for the U.S. defined benefits plans are approximately 51% equity securities, 29% fixed income securities and 20% other securities and/or cash.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31:

	2024		2023
Asset Class	Total	Level 3	Total	Level 3
	(In thousands)
Life insurance	$10,766	$10,766	$12,619	$12,619
Total investments	10,766	10,766	12,619	12,619
Investments measured at net asset value	155,001	—	161,824	—
Total investments	$165,767	$10,766	$174,443	$12,619
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
The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2022	$13,043
Actual return on assets:
Unrealized losses relating to instruments still held at the end of the year	$(424)
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2023	$12,619
Actual return on assets:
Unrealized losses relating to instruments still held at the end of the year	$(1,853)
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2024	$10,766
The objective of the Company’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, mutual fund investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform mutual fund investments over the long term. However, the trustees recognize the fact that mutual fund investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed, from time to time, in view of changes in market conditions and in the plans’ liability profile. The target allocations for the foreign defined benefit plans are approximately 23% equity securities, 70% fixed income securities and 7% other securities, insurance or cash.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. Therefore, the assumed rate of return for U.S. plans is 7.13% and 5.78% for foreign plans in 2025.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:
U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2024	2023	2024	2023
	(In thousands)
Benefit obligation	$2,214	$2,558	$2,214	$2,558
Fair value of plan assets	—	—	—	—
Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2024	2023	2024	2023
	(In thousands)
Benefit obligation	$35,435	$132,796	$35,246	$132,527
Fair value of plan assets	2,316	88,028	2,316	88,028
The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2024	2023
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$783,203	$774,329
Projected benefit obligation	(537,111)	(581,730)
Funded status at the end of the year	$246,092	$192,599
Amounts recognized in the consolidated balance sheet consisted of:
Non-current asset for pension benefits (other assets)	$281,425	$239,925
Current liabilities for pension benefits	(2,294)	(2,816)
Non-current liability for pension benefits	(33,039)	(44,510)
Net amount recognized at the end of the year	$246,092	$192,599

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2024	2023
	(In thousands)
Net actuarial loss	$162,086	$184,489
Prior service costs	1,519	1,616
Transition asset	1	2
Total recognized	$163,606	$186,107

The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31:

	2024	2023	2022
	(In thousands)
Defined benefit plans:
Service cost	$2,800	$2,820	$4,919
Interest cost	28,085	30,209	20,124
Expected return on plan assets	(54,672)	(52,289)	(60,104)
Settlement	—	—	(58)
Amortization of:
Net actuarial loss	9,619	11,569	8,531
Prior service costs	103	101	100
Transition asset	1	1	1
Total net periodic benefit income	(14,064)	(7,589)	(26,487)

Other plans:
Defined contribution plans	44,898	43,044	39,326
Foreign plans and other	8,575	9,015	8,373
Total other plans	53,473	52,059	47,699
Total net pension expense	$39,409	$44,470	$21,212
The total net periodic benefit expense (income) is included in Cost of sales, General and administrative expense and Other income and expense in the consolidated statement of income. Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining life of the employee group.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following weighted average assumptions were used to determine the above net periodic pension benefit income for the years ended December 31:

	2024	2023	2022
U.S. Defined Benefit Pension Plans:
Discount rate	5.38%	5.65%	3.02%
Expected return on plan assets	7.46%	7.59%	6.75%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	4.36%	4.73%	1.78%
Expected return on plan assets	6.49%	6.41%	5.85%
Rate of compensation increase (where applicable)	3.00%	2.50%	2.50%
Estimated Future Benefit Payments
The estimated future benefit payments for U.S. and foreign plans are as follows: 2025 – $42.9 million; 2026 – $43.2 million; 2027 – $43.0 million; 2028 – $43.2 million; 2029 – $42.8 million; 2030 to 2034 - $208.1 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.

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
The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, an interest-bearing account, phantom mutual fund accounts or the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount owed to participants is an unfunded and unsecured general obligation which is payable out of either the general assets of the Company or a grant of shares of the Company's common stock. The amount deferred under the plan, including income earned, was $44.5 million and $35.9 million at December 31, 2024 and 2023, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2024, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned”sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at December 31, 2024 and 2023 were $29.8 million and $37.1 million, respectively, for both non-owned and owned sites. In 2024, the Company recorded $9.7 million in reserves. Additionally, in 2024 the Company spent $17.0 million on environmental matters. The total environmental expense is included in Other income and expense in the consolidated statement of income.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
14. Leases and Other Commitments
Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the years ended December 31, 2024 and 2023. Our leases have initial lease terms ranging from 1 month to 15 years.
The components of lease expense were as follows:

	2024	2023	2022
	(In thousands)
Operating lease cost	$76,315	$63,049	$59,296
Variable lease cost	11,730	11,384	11,096
Total lease cost	$88,045	$74,433	$70,392

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023
	(In thousands)
Right of use assets, net	$235,666	$229,723
Lease liabilities included in Accrued liabilities and other	54,736	61,055
Lease liabilities included in Other long-term liabilities	190,017	182,436
Total lease liabilities	$244,753	$243,491

Supplemental cash flow information and other information related to leases was as follows for the year ended December 31:

	2024	2023
	(In thousands)
Right-of-use assets obtained in exchange for new operating liabilities	$44,079	$95,052
Weighted-average remaining lease terms – operating leases (years)	6.49	6.66
Weighted-average discount rate – operating leases	4.74%	4.48%

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Maturities of lease liabilities as of December 31, 2024 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
2025	$61,789
2026	52,241
2027	39,654
2028	29,419
2029	23,576
Thereafter	71,426
Total lease payments	278,105
Less: imputed interest	33,352
$244,753
The Company does not have any significant leases that have not yet commenced.
Other Commitments
As of December 31, 2024, and 2023, the Company had $761.9 million and $790.0 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.
The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts outstanding at any particular point in time. At December 31, 2024, the maximum amount of future payment obligations relative to these various guarantees was $261.2 million and the outstanding liability under certain of those guarantees was $173.1 million.
15. Reportable Segments and Geographic Areas Information
Descriptive Information about Reportable Segments
The Company has two reportable segments, EIG and EMG. The Company’s operating segments are determined based on information utilized by the Chief Executive Officer, its chief operating decision maker ("CODM"). Certain of the Company’s operating segments have been aggregated for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and similarity of economic characteristics.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Measurement of Segment Results
The CODM reviews segment operating income statements in order to assess performance and allocate resources to each segment. Sales and operating income are key metrics monitored by the CODM when determining each segment’s financial condition and operating performance. In addition, the CODM receives depreciation, amortization, research, development, and engineering costs, capital spending, and assets of each segment on a quarterly basis to monitor cash flow and asset needs of each segment.
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
Reportable Segment Financial Information (in thousands):

	EMG	EIG	Corporate	Total Consolidated
2024
Net Sales	$2,281,265	$4,659,915	$—	$6,941,180
Cost of sales (1)	1,736,694	2,728,019	—	4,464,713
Selling expense	88,070	503,487	—	591,557
Segment Operating Income	456,501	1,428,409	—	1,884,910
Corporate G&A	—	—	105,348	105,348
Operating Income	456,501	1,428,409	(105,348)	1,779,562
Interest expense	—	—	(112,962)	(112,962)
Other (expense) income, net	—	—	(5,061)	(5,061)
Income before Income Taxes	$456,501	$1,428,409	$(223,371)	$1,661,539

Depreciation	$58,049	$71,351	$5,866	$135,266
Amortization	74,452	173,209	—	247,661
Total depreciation and amortization	$132,501	$244,560	$5,866	$382,927

Research, Development & Engineering costs (2)	$72,434	$299,441	$—	$371,875

Assets	$4,758,856	$9,302,031	$570,282	$14,631,169
Capital Expenditures (3)	$41,022	$58,859	$28,277	$128,158
(1)Includes $29.2 million in EMG in for Paragon integration costs.
(2)Included in cost of sales.
(3)Includes $1.1 million in EIG from acquired businesses.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	EMG	EIG	Corporate	Total Consolidated
2023
Net Sales	$1,972,700	$4,624,250	$—	$6,596,950
Cost of sales	1,393,086	2,819,399	—	4,212,485
Selling expense	83,045	493,889	—	576,934
Segment Operating Income	496,569	1,310,962	—	1,807,531
Corporate G&A	—	—	100,072	100,072
Operating Income	496,569	1,310,962	(100,072)	1,707,459
Interest expense	—	—	(81,795)	(81,795)
Other (expense) income, net	—	—	(19,252)	(19,252)
Income before Income Taxes	$496,569	$1,310,962	$(201,119)	$1,606,412

Depreciation	$40,443	$77,344	$4,715	$122,502
Amortization	43,471	171,663	—	215,134
Total depreciation and amortization	$83,914	$249,007	$4,715	$337,636

Research, Development & Engineering costs (1)	$68,960	$282,701	$—	$351,661

Assets	$4,957,944	$9,559,282	$506,307	$15,023,533
Capital Expenditures (2)	$272,060	$86,616	$12,385	$371,061
(1)Included in cost of sales.
(2)Includes $223.7 million in EMG, and $11.1 million in EIG from acquired businesses.

	EMG	EIG	Corporate	Total Consolidated
2022
Net Sales	$1,921,177	$4,229,353	$—	$6,150,530
Cost of sales (1)	1,337,108	2,668,153	—	4,005,261
Selling expense	80,476	471,471	—	551,947
Segment Operating Income	503,593	1,089,729	—	1,593,322
Corporate G&A	—	—	92,630	92,630
Operating Income	503,593	1,089,729	(92,630)	1,500,692
Interest expense	—	—	(83,186)	(83,186)
Other income (expense), net	—	—	11,186	11,186
Income before Income Taxes	$503,593	$1,089,729	$(164,630)	$1,428,692

Depreciation	$37,474	$73,093	$3,095	$113,662
Amortization	40,422	165,343	—	205,765
Total depreciation and amortization	$77,896	$238,436	$3,095	$319,427

Research, Development & Engineering costs (2)	$63,892	$258,178	$—	$322,070

Assets	$2,617,685	$9,430,797	$382,638	$12,431,120
Capital Expenditures (3)	$38,186	$93,505	$19,757	$151,448
(1)Includes $7.1 million in EMG from a gain on the sale of a facility.
(2)Included in cost of sales.
(3)Includes $12.3 million in EIG and $0.1 million in Corporate from acquired businesses.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Geographic Areas
Information about the Company’s operations in different geographic areas for the years ended December 31, 2024 and 2023 is shown below.

	2024	2023
	(In thousands)
Long-lived assets from continuing operations (excluding intangible assets):
United States	$590,386	$646,381
International(1):
United Kingdom	68,239	73,328
European Union countries	84,707	95,781
Asia	12,416	13,351
Other foreign countries	62,863	62,452
Total international	228,225	244,912
Total consolidated	$818,611	$891,293
_________________
(1)Represents long-lived assets of foreign-based operations only.

16. Additional Consolidated Income Statement and Cash Flow Information
Included in other income (expense), net are interest and other investment income of $6.8 million, $12.0 million and $1.0 million for 2024, 2023 and 2022, respectively. Income taxes paid in 2024, 2023 and 2022 were $302.2 million, $336.2 million and $299.3 million, respectively. Cash paid for interest was $113.9 million, $66.3 million and $80.2 million in 2024, 2023 and 2022, respectively.
17. Stockholders’ Equity
In 2023, the Company repurchased approximately 0.1 million shares of its common stock for $7.8 million in cash under its share repurchase authorization. On May 5, 2022, the Company's Board of Directors approved a $1 billion authorization of its common stock, which replaced the previous $500 million authorization announced in February 2019. In 2024, the Company repurchased approximately 1.3 million shares of its common stock for $223.1 million in cash under its share repurchase authorization. At December 31, 2024, $593.1 million was available under the Company’s Board of Directors authorization for future share repurchases.
Effective February 9, 2024, the Company’s Board of Directors approved a 12% increase in the quarterly cash dividend on the Company’s common stock to $0.28 per common share from $0.25 per common share.
At December 31, 2024, the Company held 39.4 million shares in its treasury at a cost of $2,114.0 million, compared with 38.4 million shares at a cost of $1,896.6 million at December 31, 2023. The number of shares outstanding at December 31, 2024 was 230.7 million shares, compared with 230.9 million shares at December 31, 2023.
Subsequent Events
Effective February 7, 2025, the Company's Board of Directors approved an 11% increase in the quarterly cash dividend on its common stock to $0.31 per share from $0.28 per share.
Effective February 7, 2025, the Company's Board of Directors approved a $1.25 billion share repurchase authorization. This new authorization replaces the previous $1 billion share repurchase authorization approved in May 2022.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2024. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B.    Other Information
Insider Trading Arrangements and Policies

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
a)Directors of the Registrant.
Information with respect to Directors of the Company is set forth under the heading “Election of Directors” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
b)Executive Officers of the Registrant.
Information with respect to executive officers of the Company is set forth under the heading “Executive Officers” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
c)Identification of the Audit Committee.
Information concerning the audit committee of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
d)Audit Committee Financial Experts.
Information concerning the audit committee financial experts of the Company is set forth under the heading “Committees of the Board” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
e)Corporate Governance/Nominating Committee.
Information concerning any material changes to the way in which security holders may recommend nominees to the Company’s Board of Directors is set forth under the heading “Information about the 2026 Annual Meeting” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information regarding executive compensation, including the “Compensation Discussion and Analysis,” the “Compensation Committee Report,” “Compensation Tables” and “Potential Payments Upon Termination or Change of Control” is set forth under the heading “Executive Compensation” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management appearing under “Stock Ownership of Executive Officers and Directors” and “Beneficial Ownership of Principal Stockholders” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information appearing under “Certain Relationships and Related Transactions” and “Independence” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
Information appearing under “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders is incorporated herein by reference.

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
(a)(3) Exhibits:

Exhibit Number	Description	Incorporated Herein by Reference to

3.1*	Conformed Copy of Amended and Restated Certificate of Incorporation of AMETEK, Inc. as amended to and including May 9, 2019.

3.2	By-Laws of AMETEK, Inc. as amended to and including November 9, 2018.	Exhibit 3.2 to Form 10-Q dated March 31, 2020, SEC File No. 1-12981.

4.1*	Description of the Registrant's Securities

4.3†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011 (the “2011 Plan”).	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.

4.4†	Amendment No. 1 to the 2011 Plan.	Exhibit 4.5 to 2012 Form 10-K, SEC File No. 1-12981.

4.5†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan	Exhibit 4.3 to Form S-8 dated May 8, 2020, No. 1-12981

10.1†	AMETEK, Inc. Retirement Plan for Directors, amended and restated effective January 1, 2005.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.2†	AMETEK, Inc. Director’s Deferred Compensation Plan, amended and restated as of October 1, 2018.	Exhibit 10.1 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.3†	AMETEK, Inc. Deferred Compensation Plan, amended and restated as of June 15, 2018.	Exhibit 10.1 to Form 10-Q dated June 30, 2018, SEC File No. 1-12981.

10.5†	AMETEK, Inc. 2004 Executive Death Benefit Plan, amended and restated effective January 1, 2017.	Exhibit 10.5 to 2016 Form 10-K, SEC File No. 1-12981.

10.6†	AMETEK, Inc. Directors’ Death Benefit Plan, effective January 1, 2005.	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.7†	Form of Executive Change of Control Separation Agreement between AMETEK, Inc. and a named executive.	Exhibit 10.7 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.8	Amended and Restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated February 19, 2024.	Exhibit 10.8 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

10.9†	AMETEK, Inc. Retirement and Savings Plan, amended and restated as of September 4, 2018.	Exhibit 10.2 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.10†	AMETEK, Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2018.	Exhibit 10.3 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.11†	Form of Performance Restricted Stock Unit Agreement for Chief Executive Officer.	Exhibit 10.1 to Form 10-Q dated March 31, 2018, SEC File No. 1-12981.

10.12†	Form of Performance Restricted Stock Unit Agreement.	Exhibit 10.2 to Form 10-Q dated March 31, 2018, SEC File No. 1-12981.

10.13†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for non-employee Directors.	Exhibit 10.1 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.14†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for Chief Executive Officer.	Exhibit 10.2 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.15†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Restricted Stock Agreement for Employees.	Exhibit 10.3 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.16†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, Form of Global Non-Qualified Stock Option Agreement for Employees.	Exhibit 10.4 to Form 8-K dated May 8, 2018, SEC File No. 1-12981.

10.24	AMETEK, Inc. Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 8-K dated October 2, 2014, SEC File No. 1-12981.

10.25	Amendment No. 1 to Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.26	AMETEK, Inc. Note Purchase Agreement, as of October 31, 2016.	Exhibit 10.1 to Form 8-K dated November 2, 2016, SEC File No. 1-12981.

10.27	AMETEK, Inc. 2018 Note Purchase Agreement, dated as of December 13, 2018.	Exhibit 10.1 to Form 8-K dated December 13, 2018, SEC File No. 1-12981.

10.28†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award for Chief Executive Officer	Exhibit 10.1 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.29†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award	Exhibit 10.2 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.30†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Chief Executive Officer	Exhibit 10.3 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.31†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Non-Employee Directors	Exhibit 10.4 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.32†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award	Exhibit 10.5 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.33†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award for Chief Executive Officer	Exhibit 10.6 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.34†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award	Exhibit 10.7 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.35†	Amendment No. 1 to AMETEK Inc. 2020 Omnibus Incentive Compensation Plan	Exhibit 10.35 to Form 10-K dated December 31, 2022, SEC File No. 1-12981.

10.36†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan, Form of Restricted Stock Unit Award for Non-U.S. Recipients	Exhibit 10.36 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

10.37†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan and 2020 France Option Sub-Plan Form of France Non-Qualified Stock Option Award	Exhibit 10.37 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

10.38†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award - 2024 version	Exhibit 10.38 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

10.39†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award for Chief Executive Officer - 2024 version	Exhibit 10.39 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

10.40
Amended and Restated Credit Agreement, dated May 12, 2022, by and among AMETEK, Inc., the Foreign Subsidiary Borrowers thereto, with the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., PNC Bank, National Association, Truist Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents.
Exhibit 10.1 to Form 8-K dated May 12, 2022, SEC File No. 1-12981.

10.41
Amended and Restated Credit Agreement, dated June 17, 2024, by and among AMETEK, Inc., the Foreign Subsidiary Borrowers thereto, with the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., PNC Bank, National Association, Truist Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents.
Exhibit 10.2 to Form 10-Q dated June 30, 2024, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
19.1*	Insider Trading and Information Policy

21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.

97.1	Executive Compensation Recoupment Policy in Restatement Situations	Exhibit 97.1 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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
Date : February 20, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. ZAPICO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 20, 2025
David A. Zapico

/s/ DALIP M. PURI	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	February 20, 2025
Dalip M. Puri

/s/ THOMAS M. MONTGOMERY	Senior Vice President – Comptroller (Principal Accounting Officer)	February 20, 2025
Thomas M. Montgomery

/s/ THOMAS A. AMATO	Director	February 20, 2025
Thomas A. Amato

/s/ TOD E. CARPENTER	Director	February 20, 2025
Tod E. Carpenter

/s/ ANTHONY J. CONTI	Director	February 20, 2025
Anthony J. Conti

/s/ STEVEN W. KOHLHAGEN	Director	February 20, 2025
Steven W. Kohlhagen

/s/ GRETCHEN W. MCCLAIN	Director	February 20, 2025
Gretchen W. McClain

/s/ KARLEEN M. OBERTON	Director	February 20, 2025
Karleen M. Oberton

/s/ DEAN SEAVERS	Director	February 20, 2025
Dean Seavers

/s/ SUZANNE L. STEFANY	Director	February 20, 2025
Suzanne L. Stefany