Form 10-Q
period 2025-03-31
AMETEK INC/
filed 2025-05-01
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
_________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 23, 2025 was 230,878,978 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,731,971	$1,736,180
Cost of sales	1,106,971	1,144,681
Selling, general and administrative	170,171	174,283
Total operating expenses	1,277,142	1,318,964
Operating income	454,829	417,216
Interest expense	(18,993)	(35,254)
Other (expense) income, net	(1,614)	(633)
Income before income taxes	434,222	381,329
Provision for income taxes	82,464	70,386
Net income	$351,758	$310,943
Basic earnings per share	$1.52	$1.35
Diluted earnings per share	$1.52	$1.34
Weighted average common shares outstanding:
Basic shares	230,668	231,097
Diluted shares	231,542	232,035
Dividends declared and paid per share	$0.31	$0.28
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Total comprehensive income	$389,561	$285,557
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$399,001	$373,999
Receivables, net	996,536	948,830
Inventories, net	1,069,527	1,021,713
Other current assets	295,732	258,490
Total current assets	2,760,796	2,603,032
Property, plant and equipment, net	830,840	818,611
Right of use assets, net	228,180	235,666
Goodwill	6,631,335	6,555,877
Other intangibles, net	3,916,702	3,915,173
Investments and other assets	509,243	502,810
Total assets	$14,877,096	$14,631,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$471,521	$654,346
Accounts payable	534,447	523,332
Customer advanced payments	386,573	363,555
Income taxes payable	123,175	84,428
Accrued liabilities and other	446,843	472,926
Total current liabilities	1,962,559	2,098,587
Long-term debt, net	1,459,445	1,425,375
Deferred income taxes	844,591	831,030
Other long-term liabilities	640,555	620,873
Total liabilities	4,907,150	4,975,865
Stockholders’ equity:
Common stock	2,722	2,720
Capital in excess of par value	1,255,018	1,264,670
Retained earnings	11,337,987	11,057,684
Accumulated other comprehensive loss	(517,936)	(555,739)
Treasury stock	(2,107,845)	(2,114,031)
Total stockholders’ equity	9,969,946	9,655,304
Total liabilities and stockholders’ equity	$14,877,096	$14,631,169
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,720	$2,709
Shares issued	2	6
Balance at the end of the period	2,722	2,715
Capital in excess of par value
Balance at the beginning of the period	1,264,670	1,168,694
Issuance of common stock under employee stock plans	(19,116)	8,497
Share-based compensation expense	9,464	8,941
Balance at the end of the period	1,255,018	1,186,132
Retained earnings
Balance at the beginning of the period	11,057,684	9,940,343
Net income	351,758	310,943
Cash dividends paid	(71,455)	(64,664)
Other	—	(1)
Balance at the end of the period	11,337,987	10,186,621
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(392,133)	(298,835)
Translation adjustments	65,778	(34,115)
Change in long-term intercompany notes	(3,116)	(4,673)
Net investment hedge instruments (loss) gain , net of tax of $8,099 and $(3,987) for the quarter ended March 31, 2025 and 2024, respectively	(25,801)	12,242
Balance at the end of the period	(355,272)	(325,381)
Defined benefit pension plans:
Balance at the beginning of the period	(163,606)	(186,107)
Amortization of net actuarial loss and other, net of tax of $(296) and $(365) for the quarter ended March 31, 2025 and 2024, respectively	942	1,160
Balance at the end of the period	(162,664)	(184,947)
Accumulated other comprehensive loss at the end of the period	(517,936)	(510,328)
Treasury stock
Balance at the beginning of the period	(2,114,031)	(1,896,613)
Issuance of common stock under employee stock plans	13,152	6,603
Purchase of treasury stock	(6,966)	(6,915)
Balance at the end of the period	(2,107,845)	(1,896,925)
Total stockholders’ equity	$9,969,946	$8,968,215
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2025	2024
Cash provided by (used for):
Operating activities:
Net income	$351,758	$310,943
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	106,367	98,000
Deferred income taxes	(1,328)	(2,974)
Share-based compensation expense	9,464	8,941
Gain on sale of facilities	—	(995)
Net change in assets and liabilities, net of acquisitions	(42,196)	816
Pension contributions	(1,462)	(1,460)
Other, net	(5,058)	(3,044)
Total operating activities	417,545	410,227
Investing activities:
Additions to property, plant and equipment	(23,069)	(27,652)
Purchases of businesses, net of cash acquired	(103,165)	—
Proceeds from sale of facilities	—	4,246
Other, net	521	1,994
Total investing activities	(125,713)	(21,412)
Financing activities:
Net change in short-term borrowings	(185,093)	(363,052)
Repurchases of common stock	(18,011)	(6,915)
Cash dividends paid	(71,455)	(64,664)
Proceeds from stock option exercises	4,669	23,613
Other, net	(7,803)	(6,531)
Total financing activities	(277,693)	(417,549)
Effect of exchange rate changes on cash and cash equivalents	10,863	(7,305)
Increase (decrease) in cash and cash equivalents	25,002	(36,039)
Cash and cash equivalents:
Beginning of period	373,999	409,804
End of period	$399,001	$373,765
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2025, the consolidated results of its operations for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024 have been included. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission.
2.    Recent Accounting Pronouncements
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income —Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures about significant expenses included in certain expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Prospective or retrospective application is allowed and early adoption is permitted. The Company has not determined the impact ASU 2024-03 may have on the Company’s financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The ASU indicates that all entities will apply its guidance prospectively with an option for retroactive application to each period in the financial statements. ASU 2023-09 will require additional disclosures in the Income Taxes footnote, but it will not have a material impact on the Company's consolidated financial statements.
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2025	2024
	(In thousands)
Contract assets—January 1	$136,432	$140,826
Contract assets – March 31	157,815	146,948
Change in contract assets – increase (decrease)	21,383	6,122
Contract liabilities – January 1	400,689	432,830
Contract liabilities – March 31	426,235	439,365
Change in contract liabilities – (increase) decrease	(25,546)	(6,535)
Net change	$(4,163)	$(413)
The net change for the three months ended March 31, 2025 was primarily driven by contract liabilities, specifically higher advance payments from customers. For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $182.5 million and $219.0 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At March 31, 2025 and December 31, 2024, $39.7 million and $37.1 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
The remaining performance obligations not expected to be completed within one year as of March 31, 2025 and December 31, 2024 were $555.3 million and $541.8 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three months ended March 31:

	Three months ended March 31, 2025
	EIG	EMG	Total
	(In thousands)
United States	$580,125	$347,405	$927,530
International(1):
United Kingdom	30,817	37,806	68,623
European Union countries	132,466	104,185	236,651
Asia	274,865	55,178	330,043
Other foreign countries	125,400	43,724	169,124
Total international	563,548	240,893	804,441
Consolidated net sales	$1,143,673	$588,298	$1,731,971
________________
(1)    Includes U.S. export sales of $470.0 million for the three months ended March 31, 2025.

	Three months ended March 31, 2024
	EIG	EMG	Total
	(In thousands)
United States	$568,897	$343,860	$912,757
International(1):
United Kingdom	26,707	28,192	54,899
European Union countries	142,242	114,986	257,228
Asia	298,045	50,199	348,244
Other foreign countries	120,888	42,164	163,052
Total international	587,882	235,541	823,423
Consolidated net sales	$1,156,779	$579,401	$1,736,180
______________
(1)    Includes U.S. export sales of $473.8 million for the three months ended March 31, 2024.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended March 31, 2025
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$776,871	$—	$776,871
Aerospace and power	366,802	171,908	538,710
Automation and engineered solutions	—	416,390	416,390
Consolidated net sales	$1,143,673	$588,298	$1,731,971

	Three months ended March 31, 2024
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$791,538	$—	$791,538
Aerospace and power	365,241	152,452	517,693
Automation and engineered solutions	—	426,949	426,949
Consolidated net sales	$1,156,779	$579,401	$1,736,180
Timing of Revenue Recognition

	Three months ended March 31, 2025
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$906,887	$533,408	$1,440,295
Products and services transferred over time	236,786	54,890	291,676
Consolidated net sales	$1,143,673	$588,298	$1,731,971

	Three months ended March 31, 2024
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$945,998	$503,585	$1,449,583
Products and services transferred over time	210,781	75,816	286,597
Consolidated net sales	$1,156,779	$579,401	$1,736,180

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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
Changes in the accrued product warranty obligation were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance at the beginning of the period	$38,555	$37,087
Accruals for warranties issued during the period	5,167	4,867
Settlements made during the period	(4,846)	(5,761)
Warranty accruals related to acquired businesses and other during the period	1,345	32
Balance at the end of the period	$40,221	$36,225
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
At March 31, 2025, the Company had $996.5 million of accounts receivable, net of allowances of $13.3 million. At December 31, 2024, the Company had $948.8 million of accounts receivable, net of allowance of $13.0 million. Changes in the allowance were not material for the three months ended March 31, 2025.
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

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Weighted average shares:
Basic shares	230,668	231,097
Equity-based compensation plans	874	938
Diluted shares	231,542	232,035
The calculation of diluted earnings per share for the three months ended March 31, 2025 and 2024 excluded an immaterial number of stock options because the exercise prices of these stock options exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive.
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
March 31, 2025
(Unaudited)
to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$9,299	$9,299	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$9,124	$9,124	$—	$—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the three months ended March 31, 2025 and 2024, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2025 and 2024.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at March 31, 2025 and December 31, 2024 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(1,885,791)	$(1,821,504)	$(1,851,873)	$(1,778,719)
The fair value of net short-term borrowings approximates the carrying value. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2025, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At March 31, 2025, the Company had $290.1 million of British-pound-denominated loans and $620.7 million in Euro-denominated loans, which were designated as a hedge against the net investment in British pound and Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
investment hedges, $33.9 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2025.
7.    Inventories, net

	March 31, 2025	December 31, 2024
	(In thousands)
Finished goods and parts	$87,822	$80,491
Work in process	190,034	171,084
Raw materials and purchased parts	791,671	770,138
Total inventories, net	$1,069,527	$1,021,713
8.    Leases and Other Commitments
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the three months ended March 31, 2025 and 2024. The Company's leases have a weighted average remaining lease term of approximately seven years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost	$20,275	$17,604
Variable lease cost	3,345	3,191
Total lease cost	$23,620	$20,795
Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Right of use assets, net	$228,180	$235,666
Lease liabilities included in Accrued Liabilities and other	56,415	54,736
Lease liabilities included in Other long-term liabilities	182,226	190,017
Total lease liabilities	$238,641	$244,753

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
Maturities of lease liabilities as of March 31, 2025 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2025	$46,907
2026	54,987
2027	42,168
2028	30,841
2029	24,671
Thereafter	81,520
Total lease payments	281,094
Less: imputed interest	42,453
$238,641
The Company does not have any significant leases that have not yet commenced.
Other Commitments
In the ordinary course of its business, the Company issues guarantees, stand-by letters of credit and surety bonds to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary's stand-alone creditworthiness. At March 31, 2025, the maximum amount of future payment obligations relative to these various guarantees was $279.1 million and the outstanding liability under certain of those guarantees was $180.2 million.
9.    Acquisitions
The Company spent $103.2 million in cash, net of cash acquired, to acquire Kern Microtechnik ("Kern"), a leading manufacturer of high-precision machining and optical inspection solutions supporting a wide range of applications within the medical, semiconductor, research, and space markets. Kern has annual sales of approximately 50 million Euros. Kern is part of EIG.
The following table represents the allocation of the purchase price for the net assets of the Kern acquisition based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$15.2
Goodwill	48.4
Other intangible assets	59.6
Deferred income taxes	(18.9)
Net working capital and other(1)	7.8
Total purchase price	$112.1
Less: Acquisition date fair value of contingent payment liability	(8.9)
Total cash paid	$103.2
________________
(1)Includes $6.3 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisition. Kern's design and engineering capabilities complement the Company's existing ultra precision technologies business.
At March 31, 2025, the purchase price allocated to other intangible assets of $59.6 million consists of $9.6 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $50.0 million of other intangible assets consists of $40.4 million of customer relationships, which are being amortized over a period of 17 years, and $9.6 million of purchased technology, which is being amortized over a period of 17 years. Amortization expense for each of the next five years for the 2025 acquisition is expected to approximate $3 million per year.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
The Kern acquisition includes an $8.9 million estimated fair value contingent payment due upon Kern achieving certain cumulative revenue and EBITDA targets over the period January 1, 2025 to January 1, 2027. The contingent liability was based on a probabilistic approach using level 3 inputs. At March 31, 2025, there was no change to the estimated fair value of the contingent payment liability.
The Kern acquisition had an immaterial impact on reported net sales, net income, and diluted earnings per share for the three months ended March 31, 2025. Had the acquisition been made at the beginning of 2025 or 2024, pro forma net sales, net income, and diluted earnings per share for the three months ended March 31, 2025 and 2024, would not have been materially different than the amounts reported.
The Company has not finalized its measurements of certain tangible and intangible assets and liabilities or the accounting for income taxes for its October 2024 acquisition of Virtek Vision International or its January 2025 acquisition of Kern.
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2024	$4,424.9	$2,131.0	$6,555.9
Goodwill acquired from 2025 acquisitions	48.4	—	48.4
Purchase price allocation adjustments and other	(0.5)	—	(0.5)
Foreign currency translation adjustments	11.3	16.2	27.5
Balance at March 31, 2025	$4,484.1	$2,147.2	$6,631.3

11.    Income Taxes
At March 31, 2025, the Company had gross uncertain tax benefits of $212.1 million, of which $168.2 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2024	$201.6
Additions for tax positions	10.5
Reductions for tax positions	—
Balance at March 31, 2025	$212.1
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2025 and 2024 were not significant.
The effective tax rate for the three months ended March 31, 2025 was 19.0%, compared with 18.5% for the three months ended March 31, 2024. The higher tax rate is primarily due to higher state income taxes and U.S. taxes on foreign earnings.

12.    Debt
On January 6, 2025, the Company established a commercial paper program under which it may issue short-term, unsecured commercial paper notes. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the commercial paper program at any time not to exceed $2.3 billion. The notes will have maturities of up to 364 days from the date of issue. The Company intends the commercial paper program to provide additional financing flexibility for various purposes including acquisitions. The

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
Company expects that outstanding indebtedness of the Company under both the revolving credit facility and the commercial paper program will not exceed $2.3 billion at any time. At March 31, 2025, there were no borrowings outstanding under the commercial paper program.

13.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Stock option expense	$3,263	$3,509
Restricted stock expense	5,055	4,797
Performance restricted stock unit expense	1,146	635
Total pre-tax expense	$9,464	$8,941
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
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Expected volatility	22.7%	28.2%
Expected term (years)	5.0	5.0
Risk-free interest rate	4.07%	4.31%
Expected dividend yield	0.70%	0.62%
Black-Scholes-Merton fair value per stock option granted	$46.21	$56.42

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2024	2,140	$114.33
Granted	267	176.08
Exercised	(56)	99.48
Forfeited	(11)	150.68
Outstanding at March 31, 2025	2,340	$121.57	6.6	$121.5
Exercisable at March 31, 2025	1,805	$107.58	5.8	$117.2
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 was $4.7 million. The total fair value of stock options vested during the three months ended March 31, 2025 was $13.7 million. As of March 31, 2025, there was approximately $23.6 million of expected future pre-tax compensation expense related to the 0.5 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.
Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2024	277	$159.71
Granted	159	176.25
Vested	(131)	150.52
Forfeited	(6)	161.10
Non-vested restricted stock outstanding at March 31, 2025	299	$172.51
The total fair value of restricted stock vested during the three months ended March 31, 2025 was $19.8 million. As of March 31, 2025, there was approximately $46.8 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
Performance Restricted Stock Units
The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2024	235	$150.92
Granted	93	176.08
Performance assumption change [1]	8	134.69
Vested	(92)	134.69
Forfeited	(1)	153.38
Non-vested performance restricted stock outstanding at March 31, 2025	243	$166.12
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of March 31, 2025, there was approximately $21.4 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
14.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Defined benefit plans:
Service cost	$572	$730
Interest cost	7,175	6,989
Expected return on plan assets	(13,094)	(13,632)
Amortization of net actuarial loss and other	2,019	2,337
Pension income	(3,328)	(3,576)
Other plans:
Defined contribution plans	12,504	14,595
Foreign plans and other	1,804	1,689
Total other plans	14,308	16,284
Total net pension expense	$10,980	$12,708
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the three months ended March 31, 2025 and 2024, contributions to the Company’s defined benefit pension plans were $1.5 million. The Company’s current estimate of 2025 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2025, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at March 31, 2025 and December 31, 2024 were $29.7 million and $29.8 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2025, the Company recorded $1.7 million in reserves. Additionally, the Company spent $1.8 million on environmental matters for the three months ended March 31, 2025.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
(Unaudited)
Reportable Segment Financial Information (in thousands):

	Three Months Ended March 31, 2025
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$588,298	$1,143,673	$—	$1,731,971
Cost of sales	437,788	669,183	—	1,106,971
Selling expense	21,792	120,440	—	142,232
Segment Operating Income	128,718	354,050	—	482,768
Corporate G&A	—	—	27,939	27,939
Operating Income	128,718	354,050	(27,939)	454,829
Interest expense	—	—	(18,993)	(18,993)
Other (expense) income, net	—	—	(1,614)	(1,614)
Income before Income Taxes	$128,718	$354,050	$(48,546)	$434,222

Depreciation	15,393	18,757	1,436	35,586
Amortization	26,643	44,138	—	70,781
Total depreciation and amortization	$42,036	$62,895	$1,436	$106,367

Research, Development & Engineering costs (1)	$21,243	$73,622	$—	$94,865

Assets	$4,807,148	$9,459,042	$610,906	$14,877,096
Capital Expenditures	$7,164	$10,403	$5,502	$23,069
(1)Included in cost of sales.

	Three Months Ended March 31, 2024
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$579,401	$1,156,779	$—	$1,736,180
Cost of sales (1)	466,378	678,303	—	1,144,681
Selling expense	22,332	125,536	—	147,868
Segment Operating Income	90,691	352,940	—	443,631
Corporate G&A	—	—	26,415	26,415
Operating Income	90,691	352,940	(26,415)	417,216
Interest expense	—	—	(35,254)	(35,254)
Other (expense) income, net	—	—	(633)	(633)
Income before Income Taxes	$90,691	$352,940	$(62,302)	$381,329

Depreciation	$16,168	$17,727	$1,391	$35,286
Amortization	19,602	43,112	—	62,714
Total depreciation and amortization	$35,770	$60,839	$1,391	$98,000

Research, Development & Engineering costs (2)	$19,172	$76,953	$—	$96,125

Assets	$4,909,463	$9,438,225	$517,293	$14,864,981
Capital Expenditures	$12,397	$12,707	$2,548	$27,652
(1)Includes $29.2 million in EMG for Paragon integration costs.
(2)Included in cost of sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Trends
In recent months, the United States government announced additional tariffs and trade restrictions on goods imported into the U.S. from various nations. In response, some nations countered with or are considering reciprocal tariffs and other actions. The U.S. government is negotiating with several of these nations regarding the tariffs, however, the outcome of these negotiations is still uncertain. With this uncertainty, the likelihood of project delays and slowing demand has also increased, particularly within China. As the situation continues to evolve, we cannot be certain of the outcome, which could adversely impact demand for our products, costs, inflation, customers, suppliers, and the overall global economy. We continue to monitor and analyze the impacts of the tariffs and will implement appropriate actions as necessary to attempt to mitigate their effects.
Results of Operations
For the quarter ended March 31, 2025, the Company posted strong orders, operating income, and operating margins. Contributions from the acquisitions of Virtek Vision International ("Virtek") in October 2024 and Kern Microtechnik ("Kern") in January 2025 as well as our Operational Excellence initiatives had a positive impact on the first quarter of 2025 results.
Results of operations for the first quarter of 2025 compared with the first quarter of 2024
Net sales for the first quarter of 2025 were $1,732.0 million, a decrease of $4.2 million or 0.2%, compared with net sales of $1,736.2 million for the first quarter of 2024. The decrease in net sales for the first quarter of 2025 was due to a 1% organic sales decline, partially offset by a 1% increase from acquisitions.
Total international sales for the first quarter of 2025 were $804.4 million or 46.4% of net sales, a decrease of $19.0 million or 2.3%, compared with international sales of $823.4 million or 47.4% of net sales for the first quarter of 2024. The decrease in international sales was primarily driven by lower demand in Europe and Asia.
Orders for the first quarter of 2025 were $1,797.8 million, an increase of $135.1 million or 8.1%, compared with $1,662.7 million for the first quarter of 2024. The increase in orders for the first quarter of 2025 was due to a 3% organic order increase, a 3% increase from acquisitions, as well as a 2% favorable effect of foreign currency translation. The Company's backlog of unfilled orders at March 31, 2025 was $3,469.1 million, an increase of $65.9 million or 1.9% compared with $3,403.2 million at December 31, 2024.
Cost of sales for the first quarter of 2025 was $1,107.0 million or 63.9% of net sales, a decrease of $37.7 million or 3.3%, compared with $1,144.7 million or 65.9% of net sales for the first quarter of 2024. Cost of sales for the first quarter of 2024 included $29.2 million of Paragon integrations costs, of which $22.4 million is employee severance. Excluding the impact of the Paragon integration costs, the cost of sales for the first quarter of 2024 was 64.2%.
Segment operating income for the first quarter of 2025 was $482.8 million, an increase of $39.2 million or 8.8%, compared with segment operating income of $443.6 million for the first quarter of 2024. Segment operating margins, as a percentage of net sales, increased to 27.9% for the first quarter of 2025, compared with 25.6% for the first quarter of 2024. In the first quarter of 2025, the dilutive impact of recent acquisitions negatively impacted segment operating margins by 30 basis points. In the first quarter of 2024, segment operating income and operating margins included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 160 basis points. Excluding the dilutive impact of recent acquisitions and the Paragon integration costs, segment operating margins increased 100 basis points compared to the first quarter of 2024 due to the continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the first quarter of 2025 were $170.2 million or 9.8% of net sales, a decrease of $4.1 million or 2.4%, compared with $174.3 million or 10.0% of net sales for the first quarter of 2024.
Consolidated operating income was $454.8 million or 26.3% of net sales for the first quarter of 2025, an increase of $37.6 million or 9.0%, compared with $417.2 million or 24.0% of net sales for the first quarter of 2024. In the first quarter of 2025, the dilutive impact of recent acquisitions negatively impacted operating margins by 30 basis points. In the first quarter of 2024, operating income and operating margins included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted operating margins by 170 basis points. Excluding the dilutive impact of acquisitions and the Paragon integration costs, operating margins increased 90 basis points compared to the first quarter of 2024 due to the continued benefits from the Company's Operational Excellence initiatives.

Interest expense for the first quarter of 2025 was $19.0 million, a decrease of $16.3 million or 46.1%, compared with $35.3 million for the first quarter of 2024. Higher borrowings under the revolving credit facility related to the Paragon acquisition resulted in higher interest expense in the first quarter of 2024.
Other expense, net was $1.6 million for the first quarter of 2025, compared with $0.6 million of other expense, net for the first quarter of 2024.
The effective tax rate for the first quarter of 2025 was 19.0%, compared with 18.5% for the first quarter of 2024. The higher tax rate is primarily due to higher state income taxes and U.S. taxes on foreign earnings.
Net income for the first quarter of 2025 was $351.8 million, an increase of $40.9 million or 13.1%, compared with $310.9 million for the first quarter of 2024.
Diluted earnings per share for the first quarter of 2025 were $1.52, an increase of $0.18 or 13.4%, compared with $1.34 per diluted share for the first quarter of 2024.
Segment Results
EIG’s net sales totaled $1,143.7 million for the first quarter of 2025, a decrease of $13.1 million or 1.1%, compared with $1,156.8 million for the first quarter of 2024. The net sales decrease was due to a 2% organic sales decline as well as a 1% unfavorable effect of foreign currency translation, partially offset by a 2% increase from recent acquisitions.
EIG’s operating income was $354.1 million for the first quarter of 2025, an increase of $1.2 million or 0.3%, compared with $352.9 million for the first quarter of 2024. EIG’s operating margins were 31.0% of net sales for the first quarter of 2025, compared with 30.5% for the first quarter of 2024. The dilutive impact of recent acquisitions in the first quarter of 2025 negatively impacted EIG's operating margins by 60 basis points. Excluding the dilutive impact of recent acquisitions, EIG's operating margins increased 110 basis points in the first quarter of 2025 compared to the first quarter of 2024 due to the continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled a record $588.3 million for the first quarter of 2025, an increase of $8.9 million or 1.5%, compared with $579.4 million for the first quarter of 2024. The net sales increase was due to a 2% organic sales increase, partially offset by an unfavorable effect of foreign currency translation.
EMG’s operating income was $128.7 million for the first quarter of 2025, an increase of $38.0 million or 41.9%, compared with $90.7 million for the first quarter of 2024. EMG’s operating margins were 21.9% of net sales for the first quarter of 2025, compared with 15.7% for the first quarter of 2024. In the first quarter of 2024 EMG's operating income and operating margins included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 500 basis points. Excluding the Paragon integration costs, EMG's operating margins increased 120 basis points compared to the first quarter of 2024 due to the continued benefits from the Company's Operational Excellence initiatives.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $417.5 million for the first three months of 2025, an increase of $7.3 million or 1.8%, compared with $410.2 million for the first three months of 2024. The increase in cash provided by operating activities for the first three months of 2025 was primarily due to higher net income, partially offset by higher working capital investments.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $394.5 million for the first three months of 2025, compared with $382.6 million for the first three months of 2024. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $558.5 million for the first three months of 2025, compared with $512.8 million for the first three months of 2024. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $125.7 million for the first three months of 2025, compared with cash used by investing activities of $21.4 million for the first three months of 2024. For the first three months of 2025, the Company paid $103.2 million, net of cash acquired, to purchase Kern Microtechnik ("Kern"). For the first three months of 2024, the Company received $4.2 million from the sale of a facility. Additions to property, plant and equipment totaled $23.1 million for the first three months of 2025, compared with $27.7 million for the first three months of 2024.
Cash used by financing activities totaled $277.7 million for the first three months of 2025, compared with cash used by financing activities of $417.5 million for the first three months of 2024. At March 31, 2025, total debt, net was $1,931.0 million, compared with $2,079.7 million at December 31, 2024. For the first three months of 2025, total borrowings decreased by $185.1 million compared with a $363.1 million decrease for the first three months of 2024. At March 31, 2025, the Company had available borrowing capacity of $2,207.1 million under its revolving credit facility, excluding the $700 million accordion feature.
The debt-to-capital ratio was 16.2% at March 31, 2025, compared with 17.7% at December 31, 2024. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 13.3% at March 31, 2025, compared with 15.0% at December 31, 2024. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first three months of 2025 included cash dividends paid of $71.5 million, compared with $64.7 million for the first three months of 2024. Effective February 7, 2025, the Company’s Board of Directors approved an 11% increase in the quarterly cash dividend on the Company’s common stock to $0.31 per common share from $0.28 per common share. The Company repurchased $18.0 million of its common stock for the first three months of 2025, compared with $6.9 million for the first three months of 2024. Proceeds from stock option exercises were $4.7 million for the first three months of 2025, compared with $23.6 million for the first three months of 2024.
As a result of all of the Company’s cash flow activities for the first three months of 2025, cash and cash equivalents at March 31, 2025 totaled $399.0 million, compared with $374.0 million at December 31, 2024. At March 31, 2025, the Company had $345.9 million in cash outside the United States, compared with $361.5 million at December 31, 2024. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Critical Accounting Policies
The Company’s critical accounting policies are detailed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition of its Annual Report on Form 10-K for the year ended December 31, 2024. Primary disclosure of the Company’s significant accounting policies is also included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of its Annual Report on Form 10-K.

Forward-Looking Information
Information contained in this discussion, other than historical information, is considered “forward-looking statements” and is subject to various factors and uncertainties that may cause actual results to differ significantly from expectations. These factors and uncertainties include risks related to the Company’s ability to consummate and successfully integrate future acquisitions; risks associated with international sales and operations, including supply chain disruptions; tariffs, trade disputes and currency conditions; the Company’s ability to successfully develop new products, open new facilities or transfer product lines; the price and availability of raw materials; compliance with government regulations, including environmental regulations; changes in the competitive environment or the effects of competition in the Company’s markets; the ability to maintain adequate liquidity and financing sources; and general economic conditions affecting the industries the Company serves. A detailed discussion of these and other factors that may affect the Company’s future results is contained in AMETEK’s filings with the U.S. Securities and Exchange Commission, including its most recent reports on Form 10-K, 10-Q, and 8-K. AMETEK disclaims any intention or obligation to update or revise any forward-looking statements, unless required by the securities laws to do so.
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2025. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2025 to January 31, 2025	—	$—	—	$593,058,748
February 1, 2025 to February 28, 2025	—	—	—	1,250,000,000
March 1, 2025 to March 31, 2025	39,718	175.39	39,718	1,243,033,673
Total	39,718	$175.39	39,718
________________
(1)    Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.

(2)     Effective February 7, 2025, the Company's Board of Directors approved a $1.25 billion share repurchase authorization. This new authorization replaces the previous $1 billion share repurchase authorization approved in
May 2022. Consists of the number of shares purchased pursuant to the Company’s Board of Directors $1.25 billion authorization for the repurchase of its common stock. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.
Item 5. Other Information
Insider Trading Arrangements and Policies

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
May 1, 2025