Form 10-Q
period 2025-06-30
AMETEK INC/
filed 2025-07-31
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 25, 2025 was 230,953,960 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,778,056	$1,734,834	$3,510,027	$3,471,014
Cost of sales	1,142,167	1,110,425	2,249,138	2,255,106
Selling, general and administrative	174,263	176,895	344,434	351,178
Total operating expenses	1,316,430	1,287,320	2,593,572	2,606,284
Operating income	461,626	447,514	916,455	864,730
Interest expense	(16,857)	(30,590)	(35,850)	(65,844)
Other (expense) income, net	(2,600)	86	(4,214)	(547)
Income before income taxes	442,169	417,010	876,391	798,339
Provision for income taxes	83,802	79,327	166,266	149,713
Net income	$358,367	$337,683	$710,125	$648,626
Basic earnings per share	$1.55	$1.46	$3.08	$2.80
Diluted earnings per share	$1.55	$1.45	$3.07	$2.79
Weighted average common shares outstanding:
Basic shares	230,818	231,437	230,743	231,267
Diluted shares	231,472	232,304	231,507	232,170
Dividends declared and paid per share	$0.31	$0.28	$0.62	$0.56
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total comprehensive income	$469,902	$325,618	$859,463	$611,175
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$619,712	$373,999
Receivables, net	1,020,967	948,830
Inventories, net	1,110,502	1,021,713
Other current assets	300,656	258,490
Total current assets	3,051,837	2,603,032
Property, plant and equipment, net	836,373	818,611
Right of use assets, net	245,691	235,666
Goodwill	6,723,879	6,555,877
Other intangibles, net	3,880,465	3,915,173
Investments and other assets	528,301	502,810
Total assets	$15,266,546	$14,631,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$407,651	$654,346
Accounts payable	549,291	523,332
Customer advanced payments	380,407	363,555
Income taxes payable	77,574	84,428
Accrued liabilities and other	453,512	472,926
Total current liabilities	1,868,435	2,098,587
Long-term debt, net	1,534,347	1,425,375
Deferred income taxes	808,144	831,030
Other long-term liabilities	666,948	620,873
Total liabilities	4,877,874	4,975,865
Stockholders’ equity:
Common stock	2,723	2,720
Capital in excess of par value	1,275,795	1,264,670
Retained earnings	11,624,849	11,057,684
Accumulated other comprehensive loss	(406,401)	(555,739)
Treasury stock	(2,108,294)	(2,114,031)
Total stockholders’ equity	10,388,672	9,655,304
Total liabilities and stockholders’ equity	$15,266,546	$14,631,169
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,722	$2,715	$2,720	$2,709
Shares issued	1	1	3	7
Balance at the end of the period	2,723	2,716	2,723	2,716
Capital in excess of par value
Balance at the beginning of the period	1,255,018	1,186,132	1,264,670	1,168,694
Issuance of common stock under employee stock plans	7,928	11,059	(11,188)	19,556
Share-based compensation expense	12,849	13,223	22,313	22,164
Balance at the end of the period	1,275,795	1,210,414	1,275,795	1,210,414
Retained earnings
Balance at the beginning of the period	11,337,987	10,186,621	11,057,684	9,940,343
Net income	358,367	337,683	710,125	648,626
Cash dividends paid	(71,505)	(64,747)	(142,960)	(129,411)
Other	—	(1)	—	(2)
Balance at the end of the period	11,624,849	10,459,556	11,624,849	10,459,556
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(355,272)	(325,381)	(392,133)	(298,835)
Translation adjustments	170,213	(16,706)	235,991	(50,821)
Change in long-term intercompany notes	(2,727)	625	(5,843)	(4,048)
Net investment hedge instruments (loss) gain , net of tax of $17,857 and $(930) for the quarter ended June 30, 2025 and 2024 and $25,956 and $(4,917) for the six months ended June 30, 2025 and 2024, respectively	(56,893)	2,856	(82,694)	15,098
Balance at the end of the period	(244,679)	(338,606)	(244,679)	(338,606)
Defined benefit pension plans:
Balance at the beginning of the period	(162,664)	(184,947)	(163,606)	(186,107)
Amortization of net actuarial loss and other, net of tax of $(296) and $(365) for the quarter ended June 30, 2025 and 2024 and $(592) and $(730) for the six months ended June 30, 2025 and 2024, respectively	942	1,160	1,884	2,320
Balance at the end of the period	(161,722)	(183,787)	(161,722)	(183,787)
Accumulated other comprehensive loss at the end of the period	(406,401)	(522,393)	(406,401)	(522,393)
Treasury stock
Balance at the beginning of the period	(2,107,845)	(1,896,925)	(2,114,031)	(1,896,613)
Issuance of common stock under employee stock plans	(338)	(284)	12,814	6,319
Purchase of treasury stock	(111)	(680)	(7,077)	(7,595)
Balance at the end of the period	(2,108,294)	(1,897,889)	(2,108,294)	(1,897,889)
Total stockholders’ equity	$10,388,672	$9,252,404	$10,388,672	$9,252,404
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2025	2024
Cash provided by (used for):
Operating activities:
Net income	$710,125	$648,626
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	214,068	196,681
Deferred income taxes	(39,069)	(21,946)
Share-based compensation expense	22,313	22,164
Gain on sale of facilities	(91)	(995)
Net change in assets and liabilities, net of acquisitions	(121,101)	(41,144)
Pension contributions	(3,021)	(2,924)
Other, net	(6,590)	(8,800)
Total operating activities	776,634	791,662
Investing activities:
Additions to property, plant and equipment	(52,338)	(49,068)
Purchases of businesses, net of cash acquired	(104,110)	—
Proceeds from sale of business/investment	—	657
Proceeds from sale of facilities	200	4,246
Other, net	521	616
Total investing activities	(155,727)	(43,549)
Financing activities:
Net change in short-term borrowings	(202,653)	(640,611)
Repayments of long-term borrowings	(50,000)	—
Repurchases of common stock	(18,122)	(7,595)
Cash dividends paid	(142,960)	(129,411)
Proceeds from stock option exercises	12,343	34,524
Other, net	(8,016)	(8,557)
Total financing activities	(409,408)	(751,650)
Effect of exchange rate changes on cash and cash equivalents	34,214	(9,694)
Increase (decrease) in cash and cash equivalents	245,713	(13,231)
Cash and cash equivalents:
Beginning of period	373,999	409,804
End of period	$619,712	$396,573
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2025, the consolidated results of its operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024 have been included. The Company has two reportable segments, Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”). The Company identifies its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission.
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
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2025	2024
	(In thousands)
Contract assets—January 1	$136,432	$140,826
Contract assets – June 30	160,443	149,674
Change in contract assets – increase (decrease)	24,011	8,848
Contract liabilities – January 1	400,689	432,830
Contract liabilities – June 30	420,585	425,617
Change in contract liabilities – (increase) decrease	(19,896)	7,213
Net change	$4,115	$16,061
For the six months ended June 30, 2025 and 2024, the Company recognized revenue of $243.7 million and $285.5 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At June 30, 2025 and December 31, 2024, $40.2 million and $37.1 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)
The remaining performance obligations not expected to be completed within one year as of June 30, 2025 and December 31, 2024 were $627.3 million and $541.8 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three and six months ended June 30:

	Three months ended June 30, 2025			Six months ended June 30, 2025
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$576,268	$358,738	$935,006	$1,156,393	$706,143	$1,862,536
International(1):
United Kingdom	24,739	37,603	62,342	55,556	75,409	130,965
European Union countries	145,453	109,137	254,590	277,919	213,322	491,241
Asia	289,965	62,281	352,246	564,830	117,459	682,289
Other foreign countries	123,146	50,726	173,872	248,546	94,450	342,996
Total international	583,303	259,747	843,050	1,146,851	500,640	1,647,491
Consolidated net sales	$1,159,571	$618,485	$1,778,056	$2,303,244	$1,206,783	$3,510,027
________________
(1)    Includes U.S. export sales of $472.9 million and $942.9 million for the three and six months ended June 30, 2025, respectively.

	Three months ended June 30, 2024			Six months ended June 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$602,677	$342,201	$944,878	$1,171,574	$686,061	$1,857,635
International(1):
United Kingdom	27,759	35,755	63,514	54,466	63,947	118,413
European Union countries	128,428	106,990	235,418	270,670	221,976	492,646
Asia	281,990	56,310	338,300	580,035	106,509	686,544
Other foreign countries	112,759	39,965	152,724	233,647	82,129	315,776
Total international	550,936	239,020	789,956	1,138,818	474,561	1,613,379
Consolidated net sales	$1,153,613	$581,221	$1,734,834	$2,310,392	$1,160,622	$3,471,014
______________
(1)    Includes U.S. export sales of $435.6 million and $909.3 million for the three and six months ended June 30, 2024, respectively.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended June 30, 2025			Six months ended June 30, 2025
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$802,866	$—	$802,866	$1,579,737	$—	$1,579,737
Aerospace and power	356,705	180,723	537,428	723,507	352,631	1,076,138
Automation and engineered solutions	—	437,762	437,762	—	854,152	854,152
Consolidated net sales	$1,159,571	$618,485	$1,778,056	$2,303,244	$1,206,783	$3,510,027

	Three months ended June 30, 2024			Six months ended June 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$802,724	$—	$802,724	$1,594,262	$—	$1,594,262
Aerospace and power	350,889	154,463	505,352	716,130	306,915	1,023,045
Automation and engineered solutions	—	426,758	426,758	—	853,707	853,707
Consolidated net sales	$1,153,613	$581,221	$1,734,834	$2,310,392	$1,160,622	$3,471,014
Timing of Revenue Recognition

	Three months ended June 30, 2025			Six months ended June 30, 2025
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$919,601	$564,030	$1,483,631	$1,826,488	$1,097,438	$2,923,926
Products and services transferred over time	239,970	54,455	294,425	476,756	109,345	586,101
Consolidated net sales	$1,159,571	$618,485	$1,778,056	$2,303,244	$1,206,783	$3,510,027

	Three months ended June 30, 2024			Six months ended June 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$925,932	$493,999	$1,419,931	$1,871,930	$997,584	$2,869,514
Products and services transferred over time	227,681	87,222	314,903	438,462	163,038	601,500
Consolidated net sales	$1,153,613	$581,221	$1,734,834	$2,310,392	$1,160,622	$3,471,014

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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)
Changes in the accrued product warranty obligation were as follows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Balance at the beginning of the period	$38,555	$37,087
Accruals for warranties issued during the period	9,970	10,648
Settlements made during the period	(9,418)	(11,073)
Warranty accruals related to acquired businesses and other during the period	2,123	(30)
Balance at the end of the period	$41,230	$36,632
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
At June 30, 2025, the Company had $1,021.0 million of accounts receivable, net of allowances of $13.1 million. At December 31, 2024, the Company had $948.8 million of accounts receivable, net of allowance of $13.0 million. Changes in the allowance were not material for the three and six months ended June 30, 2025.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Weighted average shares:
Basic shares	230,818	231,437	230,743	231,267
Equity-based compensation plans	654	867	764	903
Diluted shares	231,472	232,304	231,507	232,170
The calculation of diluted earnings per share for the three and six months ended June 30, 2025 and 2024 excluded an immaterial number of stock options because the exercise prices of these stock options exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive.
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
June 30, 2025
(Unaudited)
to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$9,787	$9,787	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$9,124	$9,124	$—	$—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the six months ended June 30, 2025 and 2024, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the six months ended June 30, 2025 and 2024.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at June 30, 2025 and December 31, 2024 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(1,910,540)	$(1,858,979)	$(1,851,873)	$(1,778,719)
The fair value of net short-term borrowings approximates the carrying value. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of June 30, 2025, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At June 30, 2025, the Company had $308.7 million of British-pound-denominated loans and $676.8 million in Euro-denominated loans, which were designated as a hedge against the net investment in British pound and Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)
investment hedges, $108.7 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the six months ended June 30, 2025.
7.    Inventories, net

	June 30, 2025	December 31, 2024
	(In thousands)
Finished goods and parts	$79,932	$80,491
Work in process	204,840	171,084
Raw materials and purchased parts	825,730	770,138
Total inventories, net	$1,110,502	$1,021,713
8.    Leases and Other Commitments
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the six months ended June 30, 2025 and 2024. The Company's leases have a weighted average remaining lease term of approximately six years. Certain lease agreements contain provisions for future rent increases.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$22,962	$17,797	$43,237	$35,401
Variable lease cost	3,857	3,142	7,202	6,333
Total lease cost	$26,819	$20,939	$50,439	$41,734
Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Right of use assets, net	$245,691	$235,666
Lease liabilities included in Accrued Liabilities and other	55,955	54,736
Lease liabilities included in Other long-term liabilities	200,746	190,017
Total lease liabilities	$256,701	$244,753

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)
Maturities of lease liabilities as of June 30, 2025 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2025	$32,739
2026	59,106
2027	48,173
2028	37,271
2029	31,017
Thereafter	93,763
Total lease payments	302,069
Less: imputed interest	45,368
$256,701
The Company does not have any significant leases that have not yet commenced.
Other Commitments
In the ordinary course of its business, the Company issues guarantees, stand-by letters of credit and surety bonds to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary's stand-alone creditworthiness. At June 30, 2025, the maximum amount of future payment obligations relative to these various guarantees was $296.2 million and the outstanding liability under certain of those guarantees was $176.1 million.
9.    Acquisitions
The Company spent $104.1 million in cash, net of cash acquired, to acquire Kern Microtechnik ("Kern") in January 2025. Kern is a leading manufacturer of high-precision machining and optical inspection solutions supporting a wide range of applications within the medical, semiconductor, research, and space markets. Kern has annual sales of approximately 50 million Euros. Kern is part of EIG.
The following table represents the allocation of the purchase price for the net assets of the Kern acquisition based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$10.1
Goodwill	55.0
Other intangible assets	59.6
Deferred income taxes	(18.9)
Net working capital and other(1)	7.2
Total purchase price	$113.0
Less: Acquisition date fair value of contingent payment liability	(8.9)
Total cash paid	$104.1
________________
(1)Includes $6.4 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisition. Kern's design and engineering capabilities complement the Company's existing ultra precision technologies business.
At June 30, 2025, the purchase price allocated to other intangible assets of $59.6 million consists of $9.6 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $50.0 million of other intangible assets consists of $40.4 million of customer relationships, which are being amortized over a period of 17 years, and $9.6 million of purchased technology, which is being amortized over a period of 17 years. Amortization expense for each of the next five years for the 2025 acquisition is expected to approximate $3 million per year.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)
The Kern acquisition includes an $8.9 million estimated fair value contingent payment due upon Kern achieving certain cumulative revenue and EBITDA targets over the period January 1, 2025 to January 1, 2027. The contingent liability was based on a probabilistic approach using level 3 inputs. At June 30, 2025, there was no change to the estimated fair value of the contingent payment liability.
The Kern acquisition had an immaterial impact on reported net sales, net income, and diluted earnings per share for the three and six months ended June 30, 2025. Had the acquisition been made at the beginning of 2025 or 2024, pro forma net sales, net income, and diluted earnings per share for the three and six months ended June 30, 2025 and 2024, would not have been materially different than the amounts reported.
The Company finalized its measurements of tangible and intangible assets and liabilities for its October 2024 acquisition of Virtek Vision International, which had no material impact to the consolidated statement of income and balance sheet. The Company has not finalized its measurements of certain tangible and intangible assets and liabilities or the accounting for income taxes for its January 2025 acquisition of Kern.
Acquisition Subsequent to June 30, 2025
In July 2025, the Company acquired all outstanding shares of FARO Technologies ("FARO") common stock for approximately $920.0 million, net of cash acquired. The transaction was completed following the approval of FARO's stockholders and receipt of all regulatory approvals. FARO has annual sales of approximately $340 million. FARO is a leading provider of 3D measurement and imaging solutions, including portable measurement arms, laser scanners and trackers, software solutions, and comprehensive service offerings. FARO will join the Electronic Instruments Group segment.
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2024	$4,424.9	$2,131.0	$6,555.9
Goodwill acquired from 2025 acquisitions	55.0	—	55.0
Purchase price allocation adjustments and other	4.5	—	4.5
Foreign currency translation adjustments	72.4	36.1	108.5
Balance at June 30, 2025	$4,556.8	$2,167.1	$6,723.9

11.    Income Taxes
At June 30, 2025, the Company had gross uncertain tax benefits of $223.1 million, of which $178.5 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2024	$201.6
Additions for tax positions	23.2
Reductions for tax positions	(1.7)
Balance at June 30, 2025	$223.1
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2025 and 2024 were not significant.
The effective tax rate for the three months ended June 30, 2025 and 2024 was 19.0%.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)
Subsequent Event
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), enacting permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes, including modifications to bonus depreciation, R&D expensing, and interest expense limitations. The Company is currently evaluating the potential impacts of the OBBBA.
12.    Debt
On January 6, 2025, the Company established a commercial paper program under which it may issue short-term, unsecured commercial paper notes. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the commercial paper program at any time not to exceed $2.3 billion. The notes will have maturities of up to 364 days from the date of issue. The Company intends the commercial paper program to provide additional financing flexibility for various purposes including acquisitions. The Company expects that outstanding indebtedness of the Company under both the revolving credit facility and the commercial paper program will not exceed $2.3 billion at any time. At June 30, 2025, there were no borrowings outstanding under the commercial paper program.
In the second quarter of 2025, the Company paid in full, at maturity, a $50.0 million in aggregate principal amount of 3.91% senior notes.

13.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Stock option expense	$2,853	$3,517	$6,116	$7,026
Restricted stock expense	5,270	5,329	10,325	10,126
Performance restricted stock unit expense	4,726	4,377	5,872	5,012
Total pre-tax expense	$12,849	$13,223	$22,313	$22,164
Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Expected volatility	22.7%	28.2%
Expected term (years)	5.0	5.0
Risk-free interest rate	4.07%	4.31%
Expected dividend yield	0.70%	0.62%
Black-Scholes-Merton fair value per stock option granted	$46.21	$56.42

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2024	2,140	$114.33
Granted	267	176.08
Exercised	(134)	102.66
Forfeited	(27)	159.79
Outstanding at June 30, 2025	2,246	$121.83	6.4	$133.0
Exercisable at June 30, 2025	1,728	$107.70	5.6	$126.7
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 was $10.1 million. The total fair value of stock options vested during the six months ended June 30, 2025 was $13.7 million. As of June 30, 2025, there was approximately $20.2 million of expected future pre-tax compensation expense related to the 0.5 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2024	277	$159.71
Granted	163	176.25
Vested	(134)	150.80
Forfeited	(18)	167.84
Non-vested restricted stock outstanding at June 30, 2025	288	$172.72
The total fair value of restricted stock vested during the six months ended June 30, 2025 was $20.3 million. As of June 30, 2025, there was approximately $41.1 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

Performance Restricted Stock Units
The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2024	235	$150.92
Granted	93	176.08
Performance assumption change [1]	8	134.69
Vested	(92)	134.69
Forfeited	(1)	157.01
Non-vested performance restricted stock outstanding at June 30, 2025	243	$166.13
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of June 30, 2025, there was approximately $15.9 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
14.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Defined benefit plans:
Service cost	$596	$727	$1,168	$1,457
Interest cost	7,325	6,978	14,500	13,967
Expected return on plan assets	(13,236)	(13,619)	(26,330)	(27,251)
Amortization of net actuarial loss and other	2,066	2,333	4,085	4,670
Pension income	(3,249)	(3,581)	(6,577)	(7,157)
Other plans:
Defined contribution plans	11,187	10,985	23,691	25,580
Foreign plans and other	1,184	2,287	2,988	3,976
Total other plans	12,371	13,272	26,679	29,556
Total net pension expense	$9,122	$9,691	$20,102	$22,399
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the six months ended June 30, 2025 and 2024, contributions to the Company’s defined benefit pension plans were $3.0 million and $2.9 million, respectively. The Company’s current estimate of 2025 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At June 30, 2025, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at June 30, 2025 and December 31, 2024 were $29.1 million and $29.8 million, respectively, for both non-owned and owned sites. For the six months ended June 30, 2025, the Company recorded $3.5 million in reserves. Additionally, the Company spent $4.2 million on environmental matters for the six months ended June 30, 2025.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)
Reportable Segment Financial Information (in thousands):

	Three Months Ended June 30, 2025
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$618,485	$1,159,571	$—	$1,778,056
Cost of sales	452,132	690,035	—	1,142,167
Selling expense	22,465	125,108	—	147,573
Segment Operating Income	143,888	344,428	—	488,316
Corporate G&A	—	—	26,690	26,690
Operating Income	143,888	344,428	(26,690)	461,626
Interest expense	—	—	(16,857)	(16,857)
Other (expense) income, net	—	—	(2,600)	(2,600)
Income before Income Taxes	$143,888	$344,428	$(46,147)	$442,169

Depreciation	15,665	19,130	1,481	36,276
Amortization	26,812	44,613	—	71,425
Total depreciation and amortization	$42,477	$63,743	$1,481	$107,701

Research, Development & Engineering costs (1)	$21,032	$73,195	$—	$94,227

Assets	$4,847,262	$9,541,110	$878,174	$15,266,546
Capital Expenditures	$10,193	$11,266	$7,810	$29,269
(1)Included in cost of sales.

	Three Months Ended June 30, 2024
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$581,221	$1,153,613	$—	$1,734,834
Cost of sales	435,427	674,998	—	1,110,425
Selling expense	22,692	128,758	—	151,450
Segment Operating Income	123,102	349,857	—	472,959
Corporate G&A	—	—	25,445	25,445
Operating Income	123,102	349,857	(25,445)	447,514
Interest expense	—	—	(30,590)	(30,590)
Other (expense) income, net	—	—	86	86
Income before Income Taxes	$123,102	$349,857	$(55,949)	$417,010

Depreciation	$16,514	$17,703	$1,644	$35,861
Amortization	19,607	43,214	—	62,821
Total depreciation and amortization	$36,121	$60,917	$1,644	$98,682

Research, Development & Engineering costs (1)	$18,261	$71,951	$—	$90,212

Assets	$4,892,661	$9,368,934	$534,271	$14,795,866
Capital Expenditures	$6,375	$10,436	$4,605	$21,416
(1)Included in cost of sales.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2025
(Unaudited)

	Six Months Ended June 30, 2025
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$1,206,783	$2,303,244	$—	$3,510,027
Cost of sales	889,920	1,359,218	—	2,249,138
Selling expense	44,257	245,548	—	289,805
Segment Operating Income	272,606	698,478	—	971,084
Corporate G&A	—	—	54,629	54,629
Operating Income	272,606	698,478	(54,629)	916,455
Interest expense	—	—	(35,850)	(35,850)
Other (expense) income, net	—	—	(4,214)	(4,214)
Income before Income Taxes	$272,606	$698,478	$(94,693)	$876,391

Depreciation	$31,058	$37,887	$2,917	$71,862
Amortization	53,455	88,751	—	142,206
Total depreciation and amortization	$84,513	$126,638	$2,917	$214,068

Research, Development & Engineering costs (1)	$42,275	$146,817	$—	$189,092

Capital Expenditures (2)	$17,357	$21,669	$13,312	$52,338
(1)Included in cost of sales.
(2)Includes $20.0 million in EIG from an acquired business.

	Six Months Ended June 30, 2024
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$1,160,622	$2,310,392	$—	$3,471,014
Cost of sales (1)	901,805	1,353,301	—	2,255,106
Selling expense	45,024	254,294	—	299,318
Segment Operating Income	213,793	702,797	—	916,590
Corporate G&A	—	—	51,860	51,860
Operating Income	213,793	702,797	(51,860)	864,730
Interest expense	—	—	(65,844)	(65,844)
Other (expense) income, net	—	—	(547)	(547)
Income before Income Taxes	$213,793	$702,797	$(118,251)	$798,339

Depreciation	$32,682	$35,430	$3,035	$71,147
Amortization	39,209	86,325	—	125,534
Total depreciation and amortization	$71,891	$121,755	$3,035	$196,681

Research, Development & Engineering costs (2)	$37,433	$148,904	$—	$186,337

Capital Expenditures	$18,772	$23,143	$7,153	$49,068
(1)Includes $29.2 million in EMG for Paragon integration costs.
(2)Included in cost of sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Trends
In recent months, the United States government announced additional tariffs and trade restrictions on goods imported into the U.S. from various nations. In response, some nations countered with or are considering reciprocal tariffs and other actions. The U.S. government is negotiating with several of these nations regarding the tariffs, however, the outcome of these negotiations is still uncertain. Our businesses have been proactive in addressing the potential impacts of tariffs, including targeted pricing initiatives, strategic adjustments to our global supply chains, and leveraging our worldwide manufacturing footprint to localize production. As the situation continues to evolve, we cannot be certain of the outcome, which could adversely impact demand for our products, costs, inflation, customers, suppliers, and the overall global economy. We continue to monitor and analyze the impacts of the tariffs and will continue to implement appropriate actions as necessary to attempt to mitigate their effects.
Results of Operations
For the quarter ended June 30, 2025, the Company posted record sales as well as strong orders, operating income, and operating margins. Contributions from the acquisitions of Virtek Vision International ("Virtek") in October 2024 and Kern Microtechnik ("Kern") in January 2025 as well as our Operational Excellence initiatives had a positive impact on the second quarter of 2025 results.
Results of operations for the second quarter of 2025 compared with the second quarter of 2024
Net sales for the second quarter of 2025 were a record $1,778.1 million, an increase of $43.3 million or 2.5%, compared with net sales of $1,734.8 million for the second quarter of 2024. The increase in net sales for the second quarter of 2025 was due to a 2% increase from acquisitions as well as a 1% favorable effect of foreign currency translation.
Total international sales for the second quarter of 2025 were $843.0 million or 47.4% of net sales, an increase of $53.0 million or 6.7%, compared with international sales of $790.0 million or 45.5% of net sales for the second quarter of 2024. The increase in international sales was primarily driven by higher demand in all markets, as well as contributions from recent acquisitions.
Orders for the second quarter of 2025 were $1,782.1 million, an increase of $104.9 million or 6.3%, compared with $1,677.2 million for the second quarter of 2024. The increase in orders for the second quarter of 2025 was due to a 2% increase from acquisitions as well as a 5% favorable effect of foreign currency translation. The Company's backlog of unfilled orders at June 30, 2025 was $3,473.1 million, an increase of $69.9 million or 2.1% compared with $3,403.2 million at December 31, 2024.
Cost of sales for the second quarter of 2025 was $1,142.2 million or 64.2% of net sales, an increase of $31.8 million or 2.9%, compared with $1,110.4 million or 64.0% of net sales for the second quarter of 2024.
Segment operating income for the second quarter of 2025 was $488.3 million, an increase of $15.3 million or 3.2%, compared with segment operating income of $473.0 million for the second quarter of 2024. Segment operating margins, as a percentage of net sales, increased to 27.5% for the second quarter of 2025, compared with 27.3% for the second quarter of 2024. In the second quarter of 2025, segment operating margins were negatively impacted 30 basis points by the dilutive impact of recent acquisitions and 50 basis points from foreign currency translation headwinds. Excluding the dilutive impact of recent acquisitions and the effect of foreign currency translation, segment operating margins increased 100 basis points compared to the second quarter of 2024 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the second quarter of 2025 were $174.3 million or 9.8% of net sales, a decrease of $2.6 million or 1.5%, compared with $176.9 million or 10.2% of net sales for the second quarter of 2024. General and administrative expenses for the second quarter of 2025 were $26.7 million, compared with $25.4 million for the second quarter of 2024.
Consolidated operating income was $461.6 million or 26.0% of net sales for the second quarter of 2025, an increase of $14.1 million or 3.2%, compared with $447.5 million or 25.8% of net sales for the second quarter of 2024. In the second quarter of 2025, operating margins were negatively impacted 20 basis points by the dilutive impact of recent acquisitions and 50 basis points from foreign currency translation headwinds. Excluding the dilutive impact of recent acquisitions and the effect of foreign currency translation, operating margins increased 90 basis points compared to the second quarter of 2024 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.

Interest expense for the second quarter of 2025 was $16.9 million, a decrease of $13.7 million or 44.9%, compared with $30.6 million for the second quarter of 2024. Higher borrowings under the revolving credit facility related to the Paragon acquisition resulted in higher interest expense in the second quarter of 2024.
Other expense, net was $2.6 million for the second quarter of 2025, compared with $0.1 million of other income, net for the second quarter of 2024.
The effective tax rate for the second quarter of 2025 and 2024 was 19.0%.
Net income for the second quarter of 2025 was $358.4 million, an increase of $20.7 million or 6.1%, compared with $337.7 million for the second quarter of 2024.
Diluted earnings per share for the second quarter of 2025 were $1.55, an increase of $0.10 or 6.9%, compared with $1.45 per diluted share for the second quarter of 2024.
Segment Results
EIG’s net sales totaled $1,159.6 million for the second quarter of 2025, an increase of $6.0 million or 0.5%, compared with $1,153.6 million for the second quarter of 2024. The net sales increase was due to a 2% increase from recent acquisitions, as well as a 1% favorable effect of foreign currency translation, partially offset by a 3% organic sales decrease.
EIG’s operating income was $344.4 million for the second quarter of 2025, a decrease of $5.5 million or 1.6%, compared with $349.9 million for the second quarter of 2024. EIG’s operating margins were 29.7% of net sales for the second quarter of 2025, compared with 30.3% for the second quarter of 2024. In the second quarter of 2025, EIG's operating margins were negatively impacted 50 basis points by the dilutive impact of recent acquisitions and foreign currency exchange headwinds of 50 basis points. Excluding the dilutive impact of recent acquisitions and the effect of foreign currency translation, EIG's operating margins increased 40 basis points compared to the second quarter of 2024 due to the continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled a record $618.5 million for the second quarter of 2025, an increase of $37.3 million or 6.4%, compared with $581.2 million for the second quarter of 2024. The net sales increase was due to a 5% organic sales increase as well as a 1% favorable effect of foreign currency translation.
EMG’s operating income was a record $143.9 million for the second quarter of 2025, an increase of $20.8 million or 16.9%, compared with $123.1 million for the second quarter of 2024. EMG’s operating margins were 23.3% of net sales for the second quarter of 2025, compared with 21.2% for the second quarter of 2024. Foreign currency exchange headwinds negatively impacted EMG's operating margins in the second quarter of 2025 by 50 basis points. Excluding the effect of foreign currency translation, EMG's operating margins increased 260 basis points compared to the second quarter of 2024 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Results of operations for the first six months of 2025 compared with the first six months of 2024
Net sales for the first six months of 2025 were $3,510.0 million, an increase of $39.0 million or 1.1%, compared with net sales of $3,471.0 million for the first six months of 2024. The increase in net sales for the first six months of 2025 was due to a 1% increase from acquisitions.
Total international sales for the first six months of 2025 were $1,647.5 million or 46.9% of net sales, an increase of $34.1 million or 2.1%, compared with international sales of $1,613.4 million or 46.5% of net sales for the first six months of 2024. The increase in international sales was primarily driven by contributions from recent acquisitions and increased demand in the Americas, partially offset by lower demand in Asia.
Orders for the first six months of 2025 were $3,579.8 million, an increase of $239.9 million or 7.2%, compared with $3,339.9 million for the first six months of 2024. The increase in orders for the first six months of 2025 was due to a 2% increase from acquisitions, a 4% favorable effect of foreign currency translation, as well as a 1% organic order increase.
Cost of sales for the first six months of 2025 was $2,249.1 million or 64.1% of net sales, a decrease of $6.0 million or 0.3%, compared with $2,255.1 million or 65.0% of net sales for the first six months of 2024.

Segment operating income for the first six months of 2025 was $971.1 million, an increase of $54.5 million or 5.9%, compared with segment operating income of $916.6 million for the first six months of 2024. Segment operating margins, as a percentage of net sales, increased to 27.7% for the first six months of 2025, compared with 26.4% for the first six months of 2024. In the first six months of 2025, the dilutive impact of recent acquisitions negatively impacted segment operating margins by 30 basis points. In the first six months of 2024, segment operating income and operating margins included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 80 basis points. Excluding the dilutive impact of the recent acquisitions and the Paragon integration costs, segment operating margins increased 80 basis points compared to the first six months of 2024, due to the continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the first six months of 2025 were $344.4 million or 9.8% of net sales, a decrease of $6.8 million or 1.9%, compared with $351.2 million or 10.1% of net sales for the first six months of 2024. General and administrative expenses for the first six months of 2025 were $54.6 million, compared with $51.9 million for the first six months of 2024.
Consolidated operating income was $916.5 million or 26.1% of net sales for the first six months of 2025, an increase of $51.8 million or 6.0%, compared with $864.7 million or 24.9% of net sales for the first six months of 2024. In the first six months of 2025, the dilutive impact of recent acquisitions negatively impacted operating margins by 30 basis points. In the first six months of 2024, operating income and operating margins included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted operating margins by 90 basis points. Excluding the dilutive impact of the recent acquisitions and the Paragon integration costs, operating margins increased 60 basis points compared to the first six months of 2024, due to the continued benefits from the Company's Operational Excellence initiatives.
Interest expense for the first six months of 2025 was $35.9 million, a decrease of $29.9 million or 45.4%, compared with $65.8 million for the first six months of 2024. Higher borrowings under the revolving credit facility related to the Paragon acquisition resulted in higher interest expense in the first six months of 2024.
Other expense, net was $4.2 million for the first six months of 2025, compared with $0.5 million of other expense, net for the first six months of 2024.
The effective tax rate for the first six months of 2025 was 19.0%, compared with 18.8% for the first six months of 2024.
Net income for the first six months of 2025 was $710.1 million, an increase of $61.5 million or 9.5%, compared with $648.6 million for the first six months of 2024.
Diluted earnings per share for the first six months of 2025 were $3.07, an increase of $0.28 or 10.0%, compared with $2.79 per diluted share for the first six months of 2024.

Segment Results
EIG’s net sales totaled $2,303.2 million for the first six months of 2025, a decrease of $7.2 million or 0.3%, compared with $2,310.4 million for the first six months of 2024. The net sales decrease was due to a 2% organic sales decrease, partially offset by a 2% increase from acquisitions.
EIG’s operating income was $698.5 million for the first six months of 2025, a decrease of $4.3 million or 0.6%, compared with $702.8 million for the first six months of 2024. EIG’s operating margins were 30.3% of net sales for the first six months of 2025, compared with 30.4% for the first six months of 2024. The dilutive impact of recent acquisitions in the first six months of 2025 negatively impacted EIG's operating margins by 60 basis points. Excluding the dilutive impact of recent acquisitions, EIG's operating margins increased 50 basis points in the first six months of 2025 compared to the first six months of 2024 due to the continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $1,206.8 million for the first six months of 2025, an increase of $46.2 million or 4.0%, compared with $1,160.6 million for the first six months of 2024. The net sales increase was due to a 4% organic sales increase.
EMG’s operating income was $272.6 million for the first six months of 2025, an increase of $58.8 million or 27.5%, compared with $213.8 million for the first six months of 2024. EMG’s operating margins were 22.6% of net sales for the first six months of 2025, compared with 18.4% for the first six months of 2024. EMG's operating income and operating margins for the first six months of 2024 included $29.2 million of integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 250 basis points. Excluding the Paragon integration costs, segment operating margins increased 170 basis points compared to the first six months of 2024, due to the sales increase discussed above, as well as to the continued benefits from the Company's Operational Excellence initiatives.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $776.6 million for the first six months of 2025, a decrease of $15.1 million or 1.9%, compared with $791.7 million for the first six months of 2024. The decrease in cash provided by operating activities for the first six months of 2025 was primarily due to higher working capital investments, partially offset by higher net income.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $724.3 million for the first six months of 2025, compared with $742.6 million for the first six months of 2024. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,123.6 million for the first six months of 2025, compared with $1,057.5 million for the first six months of 2024. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $155.7 million for the first six months of 2025, compared with cash used by investing activities of $43.5 million for the first six months of 2024. For the first six months of 2025, the Company paid $104.1 million, net of cash acquired, to purchase Kern Microtechnik ("Kern"). For the first six months of 2024, the Company received $4.2 million from the sale of a facility. Additions to property, plant and equipment totaled $52.3 million for the first six months of 2025, compared with $49.1 million for the first six months of 2024.
Cash used by financing activities totaled $409.4 million for the first six months of 2025, compared with cash used by financing activities of $751.7 million for the first six months of 2024. At June 30, 2025, total debt, net was $1,942.0 million, compared with $2,079.7 million at December 31, 2024. For the first six months of 2025, total borrowings decreased by $252.7 million compared with a $640.6 million decrease for the first six months of 2024. In the second quarter of 2025, the Company paid in full, at maturity, a $50.0 million in aggregate principal amount of 3.91% senior notes. At June 30, 2025, the Company had available borrowing capacity of $2,221.7 million under its revolving credit facility, excluding the $700 million accordion feature.
The debt-to-capital ratio was 15.7% at June 30, 2025, compared with 17.7% at December 31, 2024. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 11.3% at June 30, 2025, compared with 15.0% at December 31, 2024. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first six months of 2025 included cash dividends paid of $143.0 million, compared with $129.4 million for the first six months of 2024. Effective February 7, 2025, the Company’s Board of Directors approved an 11% increase in the quarterly cash dividend on the Company’s common stock to $0.31 per common share from $0.28 per common share. The Company repurchased $18.1 million of its common stock for the first six months of 2025, compared with $7.6 million for the first six months of 2024. Proceeds from stock option exercises were $12.3 million for the first six months of 2025, compared with $34.5 million for the first six months of 2024.
As a result of all of the Company’s cash flow activities for the first six months of 2025, cash and cash equivalents at June 30, 2025 totaled $619.7 million, compared with $374.0 million at December 31, 2024. At June 30, 2025, the Company had $388.7 million in cash outside the United States, compared with $361.5 million at December 31, 2024. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Subsequent Event
In July 2025, the Company acquired all outstanding shares of FARO Technologies ("FARO") common stock for approximately $920.0 million, net of cash acquired. The transaction was completed following the approval of FARO's stockholders and receipt of all regulatory approvals. FARO has annual sales of approximately $340 million. FARO is a leading provider of 3D measurement and imaging solutions, including portable measurement arms, laser scanners and trackers, software solutions, and comprehensive service offerings. FARO will join the Electronic Instruments Group segment.
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
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2025. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2025 to April 30, 2025	—	$—	—	$1,243,033,673
May 1, 2025 to May 31, 2025	277	175.34	277	1,242,985,104
June 1, 2025 to June 30, 2025	355	177.71	355	1,242,922,017
Total	632	$166.21	632
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
Item 5. Other Information
Insider Trading Arrangements and Policies

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
July 31, 2025