Form 10-Q
period 2025-09-30
AMETEK INC/
filed 2025-10-30
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 27, 2025 was 230,203,873 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,892,641	$1,708,564	$5,402,668	$5,179,578
Cost of sales	1,206,505	1,092,754	3,455,643	3,347,860
Selling, general and administrative	197,756	169,959	542,190	521,137
Total operating expenses	1,404,261	1,262,713	3,997,833	3,868,997
Operating income	488,380	445,851	1,404,835	1,310,581
Interest expense	(22,514)	(25,118)	(58,364)	(90,962)
Other (expense) income, net	(17,901)	(1,888)	(22,115)	(2,435)
Income before income taxes	447,965	418,845	1,324,356	1,217,184
Provision for income taxes	76,549	78,604	242,815	228,317
Net income	$371,416	$340,241	$1,081,541	$988,867
Basic earnings per share	$1.61	$1.47	$4.69	$4.28
Diluted earnings per share	$1.60	$1.47	$4.67	$4.26
Weighted average common shares outstanding:
Basic shares	230,733	231,342	230,740	231,292
Diluted shares	231,670	232,224	231,561	232,188
Dividends declared and paid per share	$0.31	$0.28	$0.93	$0.84
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total comprehensive income	$344,649	$405,095	$1,204,112	$1,016,270
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$439,237	$373,999
Receivables, net	1,135,967	948,830
Inventories, net	1,153,074	1,021,713
Other current assets	333,267	258,490
Total current assets	3,061,545	2,603,032
Property, plant and equipment, net	845,603	818,611
Right of use assets, net	267,589	235,666
Goodwill	7,185,294	6,555,877
Other intangibles, net	4,245,742	3,915,173
Investments and other assets	576,484	502,810
Total assets	$16,182,257	$14,631,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$1,038,143	$654,346
Accounts payable	582,010	523,332
Customer advanced payments	416,234	363,555
Income taxes payable	81,352	84,428
Accrued liabilities and other	532,064	472,926
Total current liabilities	2,649,803	2,098,587
Long-term debt, net	1,426,072	1,425,375
Deferred income taxes	851,146	831,030
Other long-term liabilities	728,360	620,873
Total liabilities	5,655,381	4,975,865
Stockholders’ equity:
Common stock	2,723	2,720
Capital in excess of par value	1,291,456	1,264,670
Retained earnings	11,924,855	11,057,684
Accumulated other comprehensive loss	(433,168)	(555,739)
Treasury stock	(2,258,990)	(2,114,031)
Total stockholders’ equity	10,526,876	9,655,304
Total liabilities and stockholders’ equity	$16,182,257	$14,631,169
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Capital stock
Common stock, $0.01 par value
Balance at the beginning of the period	$2,723	$2,716	$2,720	$2,709
Shares issued	—	1	3	8
Balance at the end of the period	2,723	2,717	2,723	2,717
Capital in excess of par value
Balance at the beginning of the period	1,275,795	1,210,414	1,264,670	1,168,694
Issuance of common stock under employee stock plans and other	2,745	5,513	(8,443)	25,069
Share-based compensation expense	12,916	12,743	35,229	34,907
Balance at the end of the period	1,291,456	1,228,670	1,291,456	1,228,670
Retained earnings
Balance at the beginning of the period	11,624,849	10,459,556	11,057,684	9,940,343
Net income	371,416	340,241	1,081,541	988,867
Cash dividends paid	(71,410)	(64,657)	(214,370)	(194,068)
Other	—	—	—	(2)
Balance at the end of the period	11,924,855	10,735,140	11,924,855	10,735,140
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the period	(244,679)	(338,606)	(392,133)	(298,835)
Translation adjustments	(34,294)	91,052	201,697	40,231
Change in long-term intercompany notes	144	2,106	(5,699)	(1,942)
Net investment hedge instruments (loss) gain , net of tax of $(2,022) and $9,595 for the quarter ended September 30, 2025 and 2024 and $23,934 and $4,678 for the nine months ended September 30, 2025 and 2024, respectively	6,441	(29,464)	(76,253)	(14,366)
Balance at the end of the period	(272,388)	(274,912)	(272,388)	(274,912)
Defined benefit pension plans:
Balance at the beginning of the period	(161,722)	(183,787)	(163,606)	(186,107)
Amortization of net actuarial loss and other, net of tax of $(296)and $(365) for the quarter ended September 30, 2025 and 2024 and $(888) and $(1,095) for the nine months ended September 30, 2025 and 2024, respectively	942	1,160	2,826	3,480
Balance at the end of the period	(160,780)	(182,627)	(160,780)	(182,627)
Accumulated other comprehensive loss at the end of the period	(433,168)	(457,539)	(433,168)	(457,539)
Treasury stock
Balance at the beginning of the period	(2,108,294)	(1,897,889)	(2,114,031)	(1,896,613)
Issuance of common stock under employee stock plans	(195)	(476)	12,619	5,843
Purchase of treasury stock	(150,501)	(60,400)	(157,578)	(67,995)
Balance at the end of the period	(2,258,990)	(1,958,765)	(2,258,990)	(1,958,765)
Total stockholders’ equity	$10,526,876	$9,550,223	$10,526,876	$9,550,223
See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash provided by (used for):
Operating activities:
Net income	$1,081,541	$988,867
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	317,146	287,049
Deferred income taxes	(66,548)	(28,970)
Share-based compensation expense	35,229	34,907
Gain on sale of facilities	(91)	(995)
Net change in assets and liabilities, net of acquisitions	(138,519)	20,675
Pension contributions	(4,529)	(4,433)
Other, net	(6,730)	(18,268)
Total operating activities	1,217,499	1,278,832
Investing activities:
Additions to property, plant and equipment	(73,251)	(75,350)
Purchases of businesses, net of cash acquired	(933,242)	—
Proceeds from sale of facilities	200	4,246
Other, net	521	1,580
Total investing activities	(1,005,772)	(69,524)
Financing activities:
Net change in short-term borrowings	427,684	(698,099)
Repayments of long-term borrowings	(239,942)	(300,000)
Repurchases of common stock	(163,623)	(67,995)
Cash dividends paid	(214,370)	(194,068)
Proceeds from stock option exercises	21,600	39,728
Other, net	(8,015)	(7,976)
Total financing activities	(176,666)	(1,228,410)
Effect of exchange rate changes on cash and cash equivalents	30,177	5,564
Increase (decrease) in cash and cash equivalents	65,238	(13,538)
Cash and cash equivalents:
Beginning of period	373,999	409,804
End of period	$439,237	$396,266
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2025, the consolidated results of its operations for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024 have been included. The Company has two reportable segments, Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”). The Company identifies its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the U.S. Securities and Exchange Commission.
2.    Recent Accounting Pronouncements
Recent Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) updating guidance on accounting for internal-use software. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. ASU 2025-06 is effective for annual and interim reporting periods beginning after December 15, 2027. Prospective, modified prospective, or retrospective application is allowed and early adoption is permitted. The Company has not determined the impact ASU 2025-06 may have on the Company’s consolidated financial statements.
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
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2025	2024
	(In thousands)
Contract assets—January 1	$136,432	$140,826
Contract assets – September 30	173,363	151,451
Change in contract assets – increase (decrease)	36,931	10,625
Contract liabilities – January 1	400,689	432,830
Contract liabilities – September 30	466,983	396,172
Change in contract liabilities – (increase) decrease	(66,294)	36,658
Net change	$(29,363)	$47,283

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
The net change for the nine months ended September 30, 2025 was primarily driven by an increase in customer advance payments from the 2025 acquisitions. For the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $276.7 million and $324.8 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At September 30, 2025 and December 31, 2024, $50.7 million and $37.1 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations not expected to be completed within one year as of September 30, 2025 and December 31, 2024 were $618.8 million and $541.8 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three and nine months ended September 30:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$605,310	$381,254	$986,564	$1,761,703	$1,087,397	$2,849,100
International(1):
United Kingdom	29,800	37,512	67,312	85,356	112,921	198,277
European Union countries	164,759	116,401	281,160	442,678	329,723	772,401
Asia	291,063	66,741	357,804	855,893	184,200	1,040,093
Other foreign countries	155,400	44,401	199,801	403,946	138,851	542,797
Total international	641,022	265,055	906,077	1,787,873	765,695	2,553,568
Consolidated net sales	$1,246,332	$646,309	$1,892,641	$3,549,576	$1,853,092	$5,402,668
________________
(1)    Includes U.S. export sales of $512.8 million and $1,461.1 million for the three and nine months ended September 30, 2025, respectively.

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$561,273	$333,575	$894,848	$1,732,847	$1,019,636	$2,752,483
International(1):
United Kingdom	25,247	31,160	56,407	79,713	95,107	174,820
European Union countries	123,271	109,071	232,342	393,941	331,047	724,988
Asia	301,858	60,008	361,866	881,893	166,517	1,048,410
Other foreign countries	122,939	40,162	163,101	356,586	122,291	478,877
Total international	573,315	240,401	813,716	1,712,133	714,962	2,427,095
Consolidated net sales	$1,134,588	$573,976	$1,708,564	$3,444,980	$1,734,598	$5,179,578
______________
(1)    Includes U.S. export sales of $465.1 million and $1,374.4 million for the three and nine months ended September 30, 2024, respectively.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)

Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$883,483	$—	$883,483	$2,463,220	$—	$2,463,220
Aerospace and power	362,849	189,893	552,742	1,086,356	542,524	1,628,880
Automation and engineered solutions	—	456,416	456,416	—	1,310,568	1,310,568
Consolidated net sales	$1,246,332	$646,309	$1,892,641	$3,549,576	$1,853,092	$5,402,668

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$779,772	$—	$779,772	$2,374,034	$—	$2,374,034
Aerospace and power	354,816	160,177	514,993	1,070,946	467,092	1,538,038
Automation and engineered solutions	—	413,799	413,799	—	1,267,506	1,267,506
Consolidated net sales	$1,134,588	$573,976	$1,708,564	$3,444,980	$1,734,598	$5,179,578
Timing of Revenue Recognition

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$993,386	$576,933	$1,570,319	$2,819,874	$1,674,371	$4,494,245
Products and services transferred over time	252,946	69,376	322,322	729,702	178,721	908,423
Consolidated net sales	$1,246,332	$646,309	$1,892,641	$3,549,576	$1,853,092	$5,402,668

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$904,622	$515,035	$1,419,657	$2,776,552	$1,557,412	$4,333,964
Products and services transferred over time	229,966	58,941	288,907	668,428	177,186	845,614
Consolidated net sales	$1,134,588	$573,976	$1,708,564	$3,444,980	$1,734,598	$5,179,578

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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Balance at the beginning of the period	$38,555	$37,087
Accruals for warranties issued during the period	14,629	18,049
Settlements made during the period	(13,851)	(16,219)
Warranty accruals related to acquired businesses and other during the period	4,455	247
Balance at the end of the period	$43,788	$39,164
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
At September 30, 2025, the Company had $1,136.0 million of accounts receivable, net of allowances of $13.5 million. At December 31, 2024, the Company had $948.8 million of accounts receivable, net of allowance of $13.0 million. Changes in the allowance were not material for the three and nine months ended September 30, 2025.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Weighted average shares:
Basic shares	230,733	231,342	230,740	231,292
Equity-based compensation plans	937	882	821	896
Diluted shares	231,670	232,224	231,561	232,188
The calculation of diluted earnings per share for the three and nine months ended September 30, 2024 excluded an immaterial number of stock options because the exercise prices of these stock options exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive. There were no antidilutive shares for the three and nine months ended September 30, 2025.
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
September 30, 2025
(Unaudited)
to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$8,007	$8,007	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$9,124	$9,124	$—	$—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the nine months ended September 30, 2025 and 2024, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2025 and 2024.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at September 30, 2025 and December 31, 2024 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(1,802,113)	$(1,756,332)	$(1,851,873)	$(1,778,719)
The fair value of net short-term borrowings approximates the carrying value. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2025, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At September 30, 2025, the Company had $302.4 million of British-pound-denominated loans and $674.6 million in Euro-denominated loans, which were designated as a hedge against the net investment in British pound and Euro functional

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $100.2 million of pre-tax currency remeasurement losses have been included in the foreign currency translation component of other comprehensive income for the nine months ended September 30, 2025.
7.    Inventories, net

	September 30, 2025	December 31, 2024
	(In thousands)
Finished goods and parts	$116,792	$80,491
Work in process	210,892	171,084
Raw materials and purchased parts	825,390	770,138
Total inventories, net	$1,153,074	$1,021,713
8.    Leases and Other Commitments
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the nine months ended September 30, 2025 and 2024. The Company's leases have a weighted average remaining lease term of approximately six years.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Operating lease cost	$18,611	$17,493	$61,848	$52,894
Variable lease cost	4,551	3,001	11,753	9,334
Total lease cost	$23,162	$20,494	$73,601	$62,228
Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Right of use assets, net	$267,589	$235,666
Lease liabilities included in Accrued Liabilities and other	61,223	54,736
Lease liabilities included in Other long-term liabilities	220,972	190,017
Total lease liabilities	$282,195	$244,753

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
Maturities of lease liabilities as of September 30, 2025 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2025	$17,891
2026	67,807
2027	55,766
2028	43,768
2029	36,722
Thereafter	113,693
Total lease payments	335,647
Less: imputed interest	53,452
$282,195
The Company does not have any significant leases that have not yet commenced.
Other Commitments
In the ordinary course of its business, the Company issues guarantees, stand-by letters of credit and surety bonds to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary's stand-alone creditworthiness. At September 30, 2025, the maximum amount of future payment obligations relative to these various guarantees was $302.0 million and the outstanding liability under certain of those guarantees was $183.2 million.
9.    Acquisitions
The Company spent $933.2 million in cash, net of cash acquired, to acquire Kern Microtechnik ("Kern") in January 2025 and acquired all outstanding shares of FARO Technologies ("FARO") common stock in July 2025. Kern is a leading manufacturer of high-precision machining and optical inspection solutions supporting a wide range of applications within the medical, semiconductor, research, and space markets. Kern has annual sales of approximately 50 million Euros. Kern is part of EIG. FARO is a leading provider of 3D measurement and imaging solutions, including portable measurement arms, laser scanners and trackers, software solutions, and comprehensive service offerings. FARO has annual sales of approximately $340 million. The transaction was completed following the approval of FARO's stockholders and receipt of all regulatory approvals. FARO is part of EIG.
The following table represents the allocation of the purchase price for the net assets of the FARO and Kern acquisitions based on the estimated fair values at acquisition (in millions):

	FARO	Kern	Total
Property, plant and equipment	$23.1	$10.8	$33.9
Goodwill	470.3	60.2	530.5
Other intangible assets	447.9	52.8	500.7
Convertible debt(1)	(90.0)	—	(90.0)
Deferred income taxes	(71.0)	(17.2)	(88.2)
Net working capital and other(2)	243.4	6.4	249.8
Total purchase price	$1,023.7	$113.0	$1,136.7
Less: Acquisition date fair value of cash acquired & convertible debt assumed	(194.6)	—	(194.6)
Less: Acquisition date fair value of contingent payment liability	—	(8.9)	(8.9)
Total cash paid	$829.1	$104.1	$933.2
________________
(1)Acquired $90.0 million of convertible debt, which was converted and paid in the third quarter of 2025.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
(2)Includes $93.0 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions. Kern's design and engineering capabilities complement the Company's existing ultra precision technologies business. FARO's 3D metrology and digital reality solutions expand and enhance the Company's existing ultra precision technologies business.
At September 30, 2025, the purchase price allocated to other intangible assets of $500.7 million consists of $85.4 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $415.3 million of other intangible assets consists of $331.1 million of customer relationships, which are being amortized over a period of 17 to 20 years, and $84.2 million of purchased technology, which is being amortized over a period of 15 to 17 years. Amortization expense for each of the next five years for the 2025 acquisition is expected to approximate $24 million per year.
The Kern acquisition includes an $8.9 million estimated fair value contingent payment due upon Kern achieving certain cumulative revenue and EBITDA targets over the period January 1, 2025 to January 1, 2027. The contingent liability was based on a probabilistic approach using level 3 inputs. At September 30, 2025, there was no change to the estimated fair value of the contingent payment liability.
The Kern and FARO acquisitions had an immaterial impact on reported net sales, net income, and diluted earnings per share for the three and nine months ended September 30, 2025. Had the acquisitions been made at the beginning of 2025 or 2024, pro forma net sales, net income, and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024, would not have been materially different than the amounts reported.
The Company finalized its measurements of tangible and intangible assets and liabilities for its October 2024 acquisition of Virtek Vision International, which had no material impact to the consolidated statement of income and balance sheet. The Company has not finalized its measurements of the accounting for income taxes for its January 2025 acquisition of Kern. The Company is in the process of finalizing the measurement of the intangible assets and tangible assets and liabilities, as well as the associated income tax considerations, for its July 2025 acquisition of FARO. All amounts may change as the Company finalizes the valuations of the assets acquired, liabilities assumed, and intangible assets.
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2024	$4,424.9	$2,131.0	$6,555.9
Goodwill acquired from 2025 acquisitions	530.5	—	530.5
Purchase price allocation adjustments and other	4.5	—	4.5
Foreign currency translation adjustments	62.2	32.2	94.4
Balance at September 30, 2025	$5,022.1	$2,163.2	$7,185.3

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
11.    Income Taxes
On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (“OBBBA”), enacting permanent extensions of most expiring Tax Cuts and Jobs Act provisions and international tax changes, including modifications to bonus depreciation, R&D expensing, and interest expense limitations. The Company has determined that the legislation did not have a material impact on its consolidated financial statements.
At September 30, 2025, the Company had gross uncertain tax benefits of $238.4 million, of which $193.1 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2024	$201.6
Additions for tax positions	38.5
Reductions for tax positions	(1.7)
Balance at September 30, 2025	$238.4
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2025 and 2024 were not significant.
The effective tax rate for the three months ended September 30, 2025 was 17.1%, compared with 18.8% for the three months ended September 30, 2024. The lower effective tax rate in the third quarter of 2025 primarily reflects the remeasurement of deferred tax liabilities following the enactment of a lower corporate tax rate in Germany.
12.    Debt
On January 6, 2025, the Company established a commercial paper program under which it may issue short-term, unsecured commercial paper notes. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the commercial paper program at any time not to exceed $2.3 billion. The notes will have maturities of up to 364 days from the date of issue. The Company intends the commercial paper program to provide additional financing flexibility for various purposes including acquisitions. The Company expects that outstanding indebtedness of the Company under both the revolving credit facility and the commercial paper program will not exceed $2.3 billion at any time. At September 30, 2025, there was $635.0 million outstanding under the commercial paper program.
In the second quarter of 2025, the Company paid in full, at maturity, a $50.0 million in aggregate principal amount of 3.91% senior notes. In the third quarter of 2025, the Company paid in full, at maturity, a $100.0 million in aggregate principal amount of 3.96% senior notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
13.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Stock option expense	$2,830	$3,417	$8,946	$10,443
Restricted stock expense	5,443	5,106	15,768	15,232
Performance restricted stock unit expense	4,643	4,220	10,515	9,232
Total pre-tax expense	$12,916	$12,743	$35,229	$34,907
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
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Expected volatility	22.7%	28.2%
Expected term (years)	5.0	5.0
Risk-free interest rate	4.07%	4.31%
Expected dividend yield	0.70%	0.62%
Black-Scholes-Merton fair value per stock option granted	$46.21	$56.42

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2024	2,140	$114.33
Granted	267	176.08
Exercised	(203)	106.79
Forfeited	(40)	162.67
Outstanding at September 30, 2025	2,164	$121.77	6.1	$143.4
Exercisable at September 30, 2025	1,659	$107.40	5.4	$133.7
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 was $14.9 million. The total fair value of stock options vested during the nine months ended September 30, 2025 was $13.7 million. As of September 30, 2025, there was approximately $17.0 million of expected future pre-tax compensation expense related to the 0.5

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2024	277	$159.71
Granted	165	176.34
Vested	(135)	150.79
Forfeited	(23)	169.25
Non-vested restricted stock outstanding at September 30, 2025	284	$172.83
The total fair value of restricted stock vested during the nine months ended September 30, 2025 was $20.3 million. As of September 30, 2025, there was approximately $35.5 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
Performance Restricted Stock Units
The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2024	235	$150.92
Granted	93	176.08
Performance assumption change [1]	8	134.69
Vested	(92)	134.69
Forfeited	(3)	164.75
Non-vested performance restricted stock outstanding at September 30, 2025	241	$166.09
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of September 30, 2025, there was approximately $11.0 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
14.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Defined benefit plans:
Service cost	$603	$737	$1,771	$2,194
Interest cost	7,356	7,043	21,856	21,010
Expected return on plan assets	(13,259)	(13,702)	(39,589)	(40,953)
Amortization of net actuarial loss and other	2,074	2,358	6,159	7,028
Pension income	(3,226)	(3,564)	(9,803)	(10,721)
Other plans:
Defined contribution plans	10,383	9,759	34,074	35,339
Foreign plans and other	1,569	2,275	4,557	6,251
Total other plans	11,952	12,034	38,631	41,590
Total net pension expense	$8,726	$8,470	$28,828	$30,869
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the nine months ended September 30, 2025 and 2024, contributions to the Company’s defined benefit pension plans were $4.5 million and $4.4 million, respectively. The Company’s current estimate of 2025 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2025, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at September 30, 2025 and December 31, 2024 were $33.0 million and $29.8 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2025, the Company recorded $10.2 million in reserves. Additionally, the Company spent $7.0 million on environmental matters for the nine months ended September 30, 2025.
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

Reportable Segment Financial Information (in thousands):

	Three Months Ended September 30, 2025
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$646,309	$1,246,332	$—	$1,892,641
Cost of sales (1)	460,061	746,444	—	1,206,505
Selling expense	22,373	147,451	—	169,824
Segment Operating Income	163,875	352,437	—	516,312
Corporate G&A	—	—	27,932	27,932
Operating Income	163,875	352,437	(27,932)	488,380
Interest expense	—	—	(22,514)	(22,514)
Other (expense) income, net (2)	—	—	(17,901)	(17,901)
Income before Income Taxes	$163,875	$352,437	$(68,347)	$447,965

Depreciation	14,964	19,409	1,407	35,780
Amortization	18,711	48,587	—	67,298
Total depreciation and amortization	$33,675	$67,996	$1,407	$103,078

Research, Development & Engineering costs (3)	$19,995	$74,686	$—	$94,681

Assets	$4,837,524	$10,717,580	$627,153	$16,182,257
Capital Expenditures (4)	$7,929	$12,984	$—	$20,913
(1)Includes $7.8 million of acquisition-related costs.
(2)Includes $12.0 million of acquisition-related costs.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
(3)Included in cost of sales.
(4)Excludes $23.1 million of acquired capital expenditures in EIG.

	Three Months Ended September 30, 2024
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$573,976	$1,134,588	$—	$1,708,564
Cost of sales	420,375	672,379	—	1,092,754
Selling expense	22,082	123,246	—	145,328
Segment Operating Income	131,519	338,963	—	470,482
Corporate G&A	—	—	24,631	24,631
Operating Income	131,519	338,963	(24,631)	445,851
Interest expense	—	—	(25,118)	(25,118)
Other (expense) income, net	—	—	(1,888)	(1,888)
Income before Income Taxes	$131,519	$338,963	$(51,637)	$418,845

Depreciation	$12,120	$17,123	$1,303	$30,546
Amortization	16,716	43,105	—	59,821
Total depreciation and amortization	$28,836	$60,228	$1,303	$90,367

Research, Development & Engineering costs (1)	$17,692	$76,623	$—	$94,315

Assets	$4,850,224	$9,384,031	$533,384	$14,767,639
Capital Expenditures	$9,073	$13,622	$3,587	$26,282
(1)Included in cost of sales.

	Nine Months Ended September 30, 2025
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$1,853,092	$3,549,576	$—	$5,402,668
Cost of sales (1)	1,349,981	2,105,662	—	3,455,643
Selling expense	66,630	392,999	—	459,629
Segment Operating Income	436,481	1,050,915	—	1,487,396
Corporate G&A	—	—	82,561	82,561
Operating Income	436,481	1,050,915	(82,561)	1,404,835
Interest expense	—	—	(58,364)	(58,364)
Other (expense) income, net (2)	—	—	(22,115)	(22,115)
Income before Income Taxes	$436,481	$1,050,915	$(163,040)	$1,324,356

Depreciation	$46,022	$57,296	$4,324	$107,642
Amortization	72,166	137,338	—	209,504
Total depreciation and amortization	$118,188	$194,634	$4,324	$317,146

Research, Development & Engineering costs (3)	$62,270	$221,503	$—	$283,773

Capital Expenditures (4)	$25,286	$34,653	$13,312	$73,251
(1)Includes $7.8 million of acquisition-related costs.
(2)Includes $12.0 million of acquisition-related costs.
(3)Included in cost of sales.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(Unaudited)
(4)Excludes $33.9 million of acquired capital expenditures in EIG.

	Nine Months Ended September 30, 2024
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$1,734,598	$3,444,980	$—	$5,179,578
Cost of sales (1)	1,322,180	2,025,680	—	3,347,860
Selling expense	67,106	377,540	—	444,646
Segment Operating Income	345,312	1,041,760	—	1,387,072
Corporate G&A	—	—	76,491	76,491
Operating Income	345,312	1,041,760	(76,491)	1,310,581
Interest expense	—	—	(90,962)	(90,962)
Other (expense) income, net	—	—	(2,435)	(2,435)
Income before Income Taxes	$345,312	$1,041,760	$(169,888)	$1,217,184

Depreciation	$44,802	$52,553	$4,338	$101,693
Amortization	55,925	129,431	—	185,356
Total depreciation and amortization	$100,727	$181,984	$4,338	$287,049

Research, Development & Engineering costs (2)	$36,864	$153,576	$—	$190,440

Capital Expenditures	$27,845	$36,765	$10,740	$75,350
(1)Includes $29.2 million in EMG for Paragon acquisition-related costs.
(2)Included in cost of sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Trends
In recent months, the United States government announced additional tariffs and trade restrictions on goods imported into the U.S. from various nations. The U.S. government is negotiating with several of these nations regarding the tariffs, however, the outcome of these negotiations is still uncertain. Our businesses have been proactive in addressing the potential impacts of tariffs, including targeted pricing initiatives, strategic adjustments to our global supply chains, and leveraging our worldwide manufacturing footprint to localize production and adapt to changing demand patterns. The recent tariff modifications did not materially impact our results for the first nine months of 2025, however, as the situation continues to evolve, we cannot be certain of the outcome, which could adversely impact demand for our products, costs, inflation, customers, suppliers, and the overall global economy. We continue to monitor and analyze the impacts of the tariffs and will continue to implement appropriate actions as necessary to mitigate their effects.
Results of Operations
For the quarter ended September 30, 2025, the Company posted record sales, operating income, orders, and backlog as well as strong operating margins. Contributions from the acquisitions of Virtek Vision International ("Virtek") in October 2024, Kern Microtechnik ("Kern") in January 2025, and FARO Technologies ("FARO") in July 2025, as well as our Operational Excellence initiatives had a positive impact on the third quarter of 2025 results. In the third quarter of 2025, the Company recorded pre-tax acquisition-related costs related to the FARO acquisition, which are comprised of one-time transaction costs and ongoing integration costs. Integration costs are recorded in Cost of sales and primarily include employee severance, change in control costs, and fair-value inventory adjustments. One-time acquisition-related transaction costs are recorded in Other (expense) income, net and primarily include investment banker fees and representation and warranty insurance costs.
Results of operations for the third quarter of 2025 compared with the third quarter of 2024
Net sales for the third quarter of 2025 were a record $1,892.6 million, an increase of $184.0 million or 10.8%, compared with net sales of $1,708.6 million for the third quarter of 2024. The increase in net sales for the third quarter of 2025 was due to a 4% increase in organic sales, a 6% increase from acquisitions, as well as a 1% favorable effect of foreign currency translation.
Total international sales for the third quarter of 2025 were $906.1 million or 47.9% of net sales, an increase of $92.6 million or 11.4%, compared with international sales of $813.5 million or 47.6% of net sales for the third quarter of 2024. The increase in international sales was primarily driven by higher demand in Europe and contributions from recent acquisitions, partially offset by lower demand in Asia.
Orders for the third quarter of 2025 were a record $1,967.8 million, an increase of $224.4 million or 12.9%, compared with $1,743.4 million for the third quarter of 2024. The increase in orders for the third quarter of 2025 was due to a 7% increase in organic orders, a 7% increase from acquisitions, partially offset by a 1% unfavorable effect of foreign currency translation. The Company's backlog of unfilled orders at September 30, 2025 was a record $3,546.3 million, an increase of $143.1 million or 4.2% compared with $3,403.2 million at December 31, 2024.
Cost of sales for the third quarter of 2025 was $1,206.5 million or 63.7% of net sales, an increase of $113.7 million or 10.4%, compared with $1,092.8 million or 64.0% of net sales for the third quarter of 2024. The cost of sales increase was primarily due to the net sales increase discussed above.
Segment operating income for the third quarter of 2025 was $516.3 million, an increase of $45.8 million or 9.7%, compared with segment operating income of $470.5 million for the third quarter of 2024. Segment operating margins, as a percentage of net sales, decreased to 27.3% for the third quarter of 2025, compared with 27.5% for the third quarter of 2024. In the third quarter of 2025, segment operating margins were negatively impacted 90 basis points by the dilutive impact of recent acquisitions and 40 basis points from acquisition-related costs, primarily employee severance which includes change in control costs. Excluding the dilutive impact of recent acquisitions and acquisition-related costs, segment operating margins increased 110 basis points compared to the third quarter of 2024 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the third quarter of 2025 were $197.8 million or 10.4% of net sales, an increase of $27.8 million or 16.4%, compared with $170.0 million or 9.9% of net sales for the third quarter of 2024. Selling expenses increased primarily due to the net sales increase discussed above. General and administrative expenses for the third quarter of 2025 were $27.9 million, compared with $24.6 million for the third quarter of 2024.

Consolidated operating income was a record $488.4 million or 25.8% of net sales for the third quarter of 2025, an increase of $42.5 million or 9.5%, compared with $445.9 million or 26.1% of net sales for the third quarter of 2024. In the third quarter of 2025, operating margins were negatively impacted 80 basis points by the dilutive impact of recent acquisitions and 40 basis points from acquisition-related costs. Excluding the dilutive impact of recent acquisitions and acquisition-related costs, operating margins increased 90 basis points compared to the third quarter of 2024 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Interest expense for the third quarter of 2025 was $22.5 million, a decrease of $2.6 million or 10.4%, compared with $25.1 million for the third quarter of 2024.
Other expense, net was $17.9 million for the third quarter of 2025, compared with $1.9 million of other expense, net for the third quarter of 2024. The third quarter of 2025 includes $12.0 million of acquisition-related expenses, primarily investment banker fees, compared with the third quarter of 2024.
The effective tax rate for the third quarter of 2025 was 17.1%, compared with 18.8% for the third quarter of 2024. The lower effective tax rate in the third quarter of 2025 primarily reflects the remeasurement of deferred tax liabilities following the enactment of a lower corporate tax rate in Germany.
Net income for the third quarter of 2025 was $371.4 million, an increase of $31.2 million or 9.2%, compared with $340.2 million for the third quarter of 2024.
Diluted earnings per share for the third quarter of 2025 were $1.60, an increase of $0.13 or 8.8%, compared with $1.47 per diluted share for the third quarter of 2024.
Segment Results
EIG’s net sales totaled a record $1,246.3 million for the third quarter of 2025, an increase of $111.7 million or 9.8%, compared with $1,134.6 million for the third quarter of 2024. The net sales increase was due to a 9% increase from recent acquisitions, as well as a 1% favorable effect of foreign currency translation.
EIG’s operating income was $352.4 million for the third quarter of 2025, an increase of $13.4 million or 4.0%, compared with $339.0 million for the third quarter of 2024. EIG’s operating margins were 28.3% of net sales for the third quarter of 2025, compared with 29.9% for the third quarter of 2024. In the third quarter of 2025, EIG's operating margins were negatively impacted 150 basis points by the dilutive impact of recent acquisitions and 60 basis points from acquisition-related expenses. Excluding the dilutive impact of recent acquisitions and acquisition-related expenses, EIG's operating margins increased 50 basis points compared to the third quarter of 2024 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled a record $646.3 million for the third quarter of 2025, an increase of $72.3 million or 12.6%, compared with $574.0 million for the third quarter of 2024. The net sales increase was due to a 12% organic sales increase as well as a 1% favorable effect of foreign currency translation.
EMG’s operating income was a record $163.9 million for the third quarter of 2025, an increase of $32.4 million or 24.6%, compared with $131.5 million for the third quarter of 2024. EMG’s operating margins were 25.4% of net sales for the third quarter of 2025, compared with 22.9% for the third quarter of 2024. EMG's operating margins increased 250 basis points compared to the third quarter of 2024 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Results of operations for the first nine months of 2025 compared with the first nine months of 2024
Net sales for the first nine months of 2025 were $5,402.7 million, an increase of $223.1 million or 4.3%, compared with net sales of $5,179.6 million for the first nine months of 2024. The increase in net sales for the first nine months of 2025 was due to a 3% increase from acquisitions, as well as a 1% organic sales increase.
Total international sales for the first nine months of 2025 were $2,559.0 million or 47.4% of net sales, an increase of $132.1 million or 5.4%, compared with international sales of $2,426.9 million or 46.9% of net sales for the first nine months of 2024. The increase in international sales was primarily driven by contributions from recent acquisitions and increased demand in Europe and the Americas, partially offset by lower demand in Asia.

Orders for the first nine months of 2025 were $5,545.7 million, an increase of $462.4 million or 9.1%, compared with $5,083.3 million for the first nine months of 2024. The increase in orders for the first nine months of 2025 was due to a 4% increase from acquisitions, a 3% organic order increase, as well as a 2% favorable effect of foreign currency translation.
Cost of sales for the first nine months of 2025 was $3,455.6 million or 64.0% of net sales, an increase of $107.7 million or 3.2%, compared with $3,347.9 million or 64.6% of net sales for the first nine months of 2024. The cost of sales increase was primarily due to the net sales increase discussed above.
Segment operating income for the first nine months of 2025 was $1,487.4 million, an increase of $100.3 million or 7.2%, compared with segment operating income of $1,387.1 million for the first nine months of 2024. Segment operating margins, as a percentage of net sales, increased to 27.5% for the first nine months of 2025, compared with 26.8% for the first nine months of 2024. In the first nine months of 2025, segment operating margins were negatively impacted 50 basis points by the dilutive impact of recent acquisitions and 20 basis points from acquisition-related costs. In the first nine months of 2024, segment operating income and operating margins included $29.2 million of acquisition-related costs related to Paragon, which negatively impacted segment operating margins by 50 basis points. Excluding the dilutive impact of the recent acquisitions, acquisition-related costs, and the Paragon acquisition-related costs, segment operating margins increased 70 basis points compared to the first nine months of 2024, due to the continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the first nine months of 2025 were $542.2 million or 10.0% of net sales, an increase of $21.1 million or 4.0%, compared with $521.1 million or 10.1% of net sales for the first nine months of 2024. Selling expenses increased primarily due to the net sales increase discussed above. General and administrative expenses for the first nine months of 2025 were $82.6 million, compared with $76.5 million for the first nine months of 2024.
Consolidated operating income was $1,404.8 million or 26.0% of net sales for the first nine months of 2025, an increase of $94.2 million or 7.2%, compared with $1,310.6 million or 25.3% of net sales for the first nine months of 2024.
Interest expense for the first nine months of 2025 was $58.4 million, a decrease of $32.6 million or 35.8%, compared with $91.0 million for the first nine months of 2024. Higher borrowings under the revolving credit facility related to the Paragon acquisition resulted in higher interest expense in the first nine months of 2024.
Other expense, net was $22.1 million for the first nine months of 2025, compared with $2.4 million of other expense, net for the first nine months of 2024. The first nine months of 2025 includes $12.0 million of acquisition-related expenses, compared to the first nine months of 2024.
The effective tax rate for the first nine months of 2025 was 18.3%, compared with 18.8% for the first nine months of 2024. The lower effective tax rate in the first nine months of 2025 reflects the remeasurement of deferred tax liabilities following the enactment of a lower corporate tax rate in Germany, partially offset by higher taxes on foreign earnings.
Net income for the first nine months of 2025 was $1,081.5 million, an increase of $92.6 million or 9.4%, compared with $988.9 million for the first nine months of 2024.
Diluted earnings per share for the first nine months of 2025 were $4.67, an increase of $0.41 or 9.6%, compared with $4.26 per diluted share for the first nine months of 2024.

Segment Results
EIG’s net sales totaled $3,549.6 million for the first nine months of 2025, an increase of $104.6 million or 3.0%, compared with $3,445.0 million for the first nine months of 2024. The net sales increase was due to a 4% increase from acquisitions and a 1% favorable effect of foreign currency translation, partially offset by a 2% decrease in organic sales.
EIG’s operating income was $1,050.9 million for the first nine months of 2025, an increase of $9.1 million or 0.9%, compared with $1,041.8 million for the first nine months of 2024. EIG’s operating margins were 29.6% of net sales for the first nine months of 2025, compared with 30.2% for the first nine months of 2024. EIG's operating income was negatively impacted 90 basis points by the dilutive impact of recent acquisitions and 20 basis points for acquisition-related expenses in the first nine months of 2025. Excluding the dilutive impact of recent acquisitions and acquisition-related expenses, EIG's operating margins increased 50 basis points in the first nine months of 2025 compared to the first nine months of 2024 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.

EMG’s net sales totaled $1,853.1 million for the first nine months of 2025, an increase of $118.5 million or 6.8%, compared with $1,734.6 million for the first nine months of 2024. The net sales increase was due to a 6% organic sales increase and a 1% favorable effect of foreign currency translation.
EMG’s operating income was $436.5 million for the first nine months of 2025, an increase of $91.2 million or 26.4%, compared with $345.3 million for the first nine months of 2024. EMG’s operating margins were 23.6% of net sales for the first nine months of 2025, compared with 19.9% for the first nine months of 2024. EMG's operating income and operating margins for the first nine months of 2024 included $29.2 million of acquisition-related costs related to Paragon, which negatively impacted segment operating margins by 170 basis points. Excluding the Paragon acquisition-related costs, segment operating margins increased 200 basis points compared to the first nine months of 2024, due to the sales increase discussed above, as well as to the continued benefits from the Company's Operational Excellence initiatives.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $1,217.5 million for the first nine months of 2025, a decrease of $61.3 million or 4.8%, compared with $1,278.8 million for the first nine months of 2024. The decrease in cash provided by operating activities for the first nine months of 2025 was primarily due to higher working capital investments, partially offset by higher net income.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,144.2 million for the first nine months of 2025, compared with $1,203.5 million for the first nine months of 2024. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,696.0 million for the first nine months of 2025, compared with $1,590.5 million for the first nine months of 2024. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $1,005.8 million for the first nine months of 2025, compared with cash used by investing activities of $69.5 million for the first nine months of 2024. For the first nine months of 2025, the Company paid $933.2 million, net of cash acquired, to purchase Kern Microtechnik ("Kern") and FARO Technologies ("FARO"). For the first nine months of 2024, the Company received $4.2 million from the sale of a facility. Additions to property, plant and equipment totaled $73.3 million for the first nine months of 2025, compared with $75.4 million for the first nine months of 2024.
Cash used by financing activities totaled $176.7 million for the first nine months of 2025, compared with cash used by financing activities of $1,228.4 million for the first nine months of 2024. At September 30, 2025, total debt, net was $2,464.2 million, compared with $2,079.7 million at December 31, 2024. For the first nine months of 2025, total borrowings increased by $187.7 million compared with a $998.1 million decrease for the first nine months of 2024. In the third quarter of 2025, the Company paid in full, at maturity, a $100.0 million in aggregate principal amount of 3.96% senior notes. In the second quarter of 2025, the Company paid in full, at maturity, a $50.0 million in aggregate principal amount of 3.91% senior notes. At September 30, 2025, the Company had available borrowing capacity of $1,582.2 million under its revolving credit facility, excluding the $700 million accordion feature.
The debt-to-capital ratio was 19.0% at September 30, 2025, compared with 17.7% at December 31, 2024. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 16.1% at September 30, 2025, compared with 15.0% at December 31, 2024. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first nine months of 2025 included cash dividends paid of $214.4 million, compared with $194.1 million for the first nine months of 2024. Effective February 7, 2025, the Company’s Board of Directors approved an 11% increase in the quarterly cash dividend on the Company’s common stock to $0.31 per common share from $0.28 per common share. The Company repurchased $163.6 million of its common stock for the first nine months of 2025, compared with $68.0 million for the first nine months of 2024. Proceeds from stock option exercises were $21.6 million for the first nine months of 2025, compared with $39.7 million for the first nine months of 2024.
As a result of all of the Company’s cash flow activities for the first nine months of 2025, cash and cash equivalents at September 30, 2025 totaled $439.2 million, compared with $374.0 million at December 31, 2024. At September 30, 2025, the Company had $341.4 million in cash outside the United States, compared with $361.5 million at December 31, 2024. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
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
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2025. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2025 to July 31, 2025	—	$—	—	$1,242,922,017
August 1, 2025 to August 31, 2025	53,824	186.05	53,824	1,232,907,972
September 1, 2025 to September 30, 2025	750,032	187.31	750,032	1,092,421,787
Total	803,856	$187.22	803,856
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
Item 5. Other Information
Insider Trading Arrangements and Policies

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.1*	AMETEK Inc. Deferred Compensation Plan, amended and restated as of January 1, 2026.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
________________
*    Filed electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMETEK, Inc.

	By:	/s/ THOMAS M. MONTGOMERY
Thomas M. Montgomery
Senior Vice President – Comptroller
(Principal Accounting Officer)
October 30, 2025