Form 10-K
period 2025-12-31
AMETEK INC/
filed 2026-02-17
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
14-1682544
(I.R.S. Employer
Identification No.)
19312-1177
(Zip Code)
Registrant’s telephone number, including area code: (610) 647-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	AME	New York Stock Exchange
(voting)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $41.8 billion as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares of the registrant’s Common Stock outstanding as of January 30, 2026 was 228,977,202.
Documents Incorporated by Reference
Part III incorporates information by reference from the Proxy Statement for the Annual Meeting of Stockholders on May 7, 2026.

AMETEK, Inc.
2025 Form 10-K Annual Report

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
Competitive Strengths
Management believes AMETEK has significant competitive advantages that help strengthen and sustain its market positions. Those advantages include:
Strong Market Share.    AMETEK maintains strong market share in a number of targeted niche markets through its ability to produce and deliver high-quality, differentiated products at competitive prices. EIG has strong market positions in niche segments of the process, power and industrial, and aerospace markets. EMG holds strong positions in niche segments of the aerospace and defense, automation and medical markets.
Technological and Development Capabilities.    AMETEK believes it has certain technological advantages over its competitors that allow it to maintain its leading market positions. Historically, the Company has demonstrated an ability to develop innovative new products and solutions that support customer needs. AMETEK has consistently added to its investment in research, development and engineering, and improved its new product development efforts with the adoption of Design for Six Sigma and Value Analysis/Value Engineering methodologies along with artificial intelligence tools. These have improved the pace and quality of product innovation and resulted in the introduction of a steady stream of new products across all of AMETEK’s businesses and aligned with attractive secular growth markets.
Efficient and Flexible Manufacturing Operations.    Through its Operational Excellence initiatives, AMETEK has established a lean and flexible manufacturing platform for its businesses. In its effort to achieve best-cost manufacturing, AMETEK has operating facilities, as of December 31, 2025, in China, Czechia, Malaysia, Mexico, and Serbia. These facilities offer proximity to customers and provide opportunities for increasing international sales. Acquisitions also have allowed AMETEK to achieve operating synergies by consolidating operations, product lines and distribution channels, benefiting both of AMETEK’s operating groups.
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
Operational Excellence.    Operational Excellence is AMETEK’s cornerstone strategy for accelerating growth, improving profit margins and strengthening its competitive position across its businesses. Operational Excellence focuses on initiatives to drive increased organic sales growth, improvements in operating efficiencies and sustainable practices. It emphasizes team building and a participative management culture. AMETEK’s Operational Excellence strategies include lean manufacturing, global sourcing, Design for Six Sigma, Value Engineering/Value Analysis, growth kaizens, digitalization and use of artificial intelligence technology. Each plays an important role in improving efficiency, enhancing the pace and quality of innovation and driving profitable sales growth. Operational Excellence initiatives have yielded lower operating and administrative costs, shortened manufacturing cycle times, resulted in higher cash flow from operations and increased customer satisfaction. They also have played a key role in achieving synergies with newly acquired companies.
Strategic Acquisitions.    Acquisitions are a key to achieving the goals of the AMETEK Growth Model. Since the beginning of 2021 through December 31, 2025, AMETEK has completed 15 acquisitions with annualized sales totaling approximately $1.8 billion. AMETEK targets companies that offer a compelling strategic, technical and cultural fit. It seeks to acquire businesses in adjacent markets with complementary products and technologies. It also looks for businesses that provide attractive growth opportunities aligned with strong secular growth themes, often in new and emerging markets. AMETEK’s management team has developed considerable skill in identifying, acquiring and integrating new businesses. As it has executed its acquisition strategy, AMETEK’s mix of businesses has shifted toward those that are more highly differentiated and, therefore, offer better opportunities for growth and profitability.
Global & Market Expansion.    AMETEK has experienced significant growth outside the United States, reflecting an expanding international customer base, investments in its global infrastructure and the attractive growth potential of its businesses in overseas markets. While Europe remains its largest overseas market, AMETEK has pursued growth opportunities worldwide, especially in key emerging markets. It has grown sales in Latin America, Middle East and Asia by driving its global and market expansion strategy and initiatives. AMETEK also has expanded its sales, service, and engineering capabilities globally. Recently acquired businesses have further added to AMETEK’s international presence.
New Product Development.    New products are essential to AMETEK’s long-term growth. As a result, AMETEK has maintained a consistent investment in new product development and engineering. AMETEK's businesses help solve our customers' most complex challenges with differentiated technology solutions. In 2025, AMETEK added to its highly differentiated product portfolio with a range of new products across many of its businesses.
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
2025 Overview
Operating Performance
In 2025, the Company posted record sales, operating income, net income, diluted earnings per share, orders, and backlog, as well as strong operating cash flow. The Company achieved these results from organic sales growth, contributions from recent acquisitions, as well as the Company's Operational Excellence initiatives. See "Results of Operations" in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.
In 2025, the Company achieved sales of $7,401.1 million, an increase of 6.6% from 2024. Diluted earnings per share for 2025 were $6.40, an increase of $0.47 or 7.9%, compared with $5.93 per diluted share in 2024.
Recent Acquisitions
AMETEK spent $933.2 million in cash, net of cash acquired, to purchase two businesses:
In January 2025, AMETEK acquired Kern Microtechnik ("Kern"), a leading manufacturer of high-precision machining and optical inspection solutions.
In July 2025, AMETEK acquired FARO Technologies ("FARO"), a leading provider of 3D measurement and imaging solutions.
Financing
In the second quarter of 2025, the Company paid in full, at maturity, a $50.0 million in aggregate principal amount of 3.91% senior notes. In the third quarter of 2025, the Company paid in full, at maturity, a $100.0 million in aggregate principal amount of 3.96% senior notes. In the fourth quarter of 2025, the Company paid in full, at maturity, a $275.0 million in aggregate principal amount of 4.18% senior notes. See Note 10 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves income tax disclosures on an annual basis. The Company retrospectively adopted ASU 2023-09, effective December 31, 2025, and the adoption resulted in additional disclosures in the Income Taxes footnote. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Description of Business
Described below are the products and markets of each reportable segment:
EIG
EIG is a leader in the design and manufacture of advanced analytical, test and measurement instruments for the process, aerospace, medical, research, power and industrial markets.

EIG is a leader in many of the specialized markets it serves. Products supplied to these markets include process, test, measurement and analytical instruments for the life sciences, pharmaceutical, semiconductor, automation, power, food and beverage, oil and gas, and petrochemical industries. It provides a growing range of instruments to the research and laboratory equipment, ultra-precision manufacturing and metrology, optics, medical, and test and measurement markets. It is a leader in power quality monitoring and metering, uninterruptible power systems, programmable power equipment, electromagnetic compatibility test equipment, sensors for gas turbines, dashboard instruments for heavy trucks, and instrumentation and controls for the food and beverage industries. EIG supplies the aerospace industry with aircraft and engine sensors, monitoring systems, embedded computing systems, power supplies, fuel and fluid measurement systems, and data acquisition systems.
In many instances, EIG's products differ from or are technologically superior to its competitors’ products. EIG has achieved competitive advantage through continued investment in research, development and engineering to develop market-leading products and solutions that serve niche markets.
In 2025, 52% of EIG’s net sales were to customers outside the United States. At December 31, 2025, EIG employed approximately 12,800 people, of whom approximately 900 were covered by collective bargaining agreements. At December 31, 2025, EIG had operating facilities in the United States, the United Kingdom, Germany, Canada, Denmark, Finland, France, Switzerland, Argentina, Austria, Serbia, and Mexico. EIG also shares operating facilities with EMG in China, Serbia, and Mexico.
Process and Analytical Instrumentation Markets and Products
Process and analytical instrumentation sales represented 70% of EIG’s 2025 net sales. These businesses include process analyzers, emission monitors and spectrometers; elemental and surface analysis instruments; level, pressure and temperature sensors and transmitters; radiation measurement devices; level measurement devices; precision manufacturing systems; materials- and force-testing instruments; contact and non-contact metrology products; and clinical and educational communication solutions. Among the industries it serves are power generation, pharmaceutical manufacturing, medical and healthcare, research and development, water and waste treatment, renewable energy production, semiconductor manufacturing, natural gas distribution, emissions monitoring, and oil, gas, and petrochemical refining. I ts instruments are used for precision measurement in a number of applications, including radiation detection, trace element and materials analysis, nanotechnology research, ultraprecise manufacturing, advanced optical metrology, and test and measurement.
Acquired in July 2025, FARO is a leading provider of 3D measurement and imaging solutions, including portable measurement arms, laser scanners and trackers, software solutions, and comprehensive service offerings. FARO's 3D metrology and digital reality solutions expand and enhance the Company's existing ultra precision technologies business.
Acquired in January 2025, Kern is a leading manufacturer of high-precision machining and optical inspection solutions. Kern's design and engineering capabilities complement the Company's existing ultra precision technologies business.
Acquired in October 2024, Virtek is a leading provider of advanced laser-based projection and inspection systems. Virtek's advanced 3D laser projectors, smart cameras, and quality control inspection systems complement the Company's existing Creaform business capabilities.
Aerospace and Power Instrumentation Markets and Products
Aerospace and Power Instrumentation sales represented 30% of EIG’s 2025 net sales. These businesses produce a wide array of instrumentation, systems and sensors for applications in the aerospace, power and industrial markets.

These businesses produce power monitoring and metering instruments, uninterruptible power supply systems and programmable power supplies used in a wide range of industrial settings. It is a leader in the design and manufacture of power measurement, quality monitoring and event recorders for use in power generation, transmission and distribution. These businesses provide uninterruptible power supply systems, multifunction electric meters, and highly specialized communications equipment for smart grid applications, renewable energy applications and data centers. It also offers precision power supplies and power conditioning products, and electrical immunity and EMC test equipment, sensors for electric vehicle testing, gas turbines, dashboard instruments for heavy trucks and other vehicles, and instrumentation and controls for the food and beverage industries.
AMETEK’s aerospace products are designed to customer specifications and manufactured to stringent operational and reliability requirements. These products include airborne data systems, turbine engine temperature measurement products, vibration-monitoring systems, cockpit instruments and displays, fuel and fluid measurement products, embedded computing systems, and sensors and switches. AMETEK serves all segments of the commercial and military aerospace market, including commercial aircraft, business jets, regional aircraft and helicopters.
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
Customers
EIG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EIG’s operations. Approximately 4% of EIG’s 2025 net sales were made to its five largest customers. No single customer comprises more than 2% of net sales.
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
In 2025, 42% of EMG’s net sales were to customers outside the United States. At December 31, 2025, EMG employed approximately 9,400 people, of whom approximately 2,300 were covered by collective bargaining agreements. At December 31, 2025, EMG had operating facilities in the United States, the United Kingdom, China,

Germany, France, Italy, Poland, Mexico, Serbia, Czechia, Malaysia, and Taiwan. EMG also shares operating facilities with EIG in China, Serbia, and Mexico.
Automation and Engineered Solutions Markets and Products
Automation and Engineered Solution sales represented 70% of EMG’s 2025 net sales. These businesses produce precision motion control solutions, brushless motors, blowers and pumps, heat exchangers and other electromechanical systems. These products are used in a wide variety of high-precision discrete automation applications, including semiconductor, laboratory and medical equipment.
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
Aerospace Markets and Products
Aerospace sales represented 30% of EMG’s 2025 net sales. These businesses produce motor-blower systems and heat exchangers used in thermal management and other applications on a variety of military and commercial aircraft and military ground vehicles. In addition, these businesses provide the commercial and military aerospace industry with third-party MRO services on a global basis with facilities in the United States, Europe and Asia.
Customers
EMG is not dependent on any single customer such that the loss of that customer would have a material adverse effect on EMG’s operations. Approximately 15% of EMG’s 2025 net sales were made to its five largest customers. No single customer comprises greater than 5% of net sales.
Marketing
AMETEK’s marketing efforts generally are organized and carried out at the business level. EIG makes use of specialized distributors and sales representatives to market its products along with a direct sales force for its technically sophisticated products. Within aerospace, the specialized customer base of aircraft and jet engine manufacturers is served primarily by direct sales engineers. Given the technical nature of its many products, as well as its strong market share, EMG conducts much of its domestic and international marketing activities through a direct sales force and makes some use of sales representatives and distributors, both in the United States and in other countries.
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
As of December 31, 2025, we have approximately 22,500 employees. Our compensation programs are designed to provide competitive salaries and benefit programs to attract, retain and motivate a world-class workforce. Selected employees participate in short and long-term incentive programs that align employee and shareholder interests and promote long-term retention. Additionally, we strive to protect health and safety in every aspect of our enterprise – from the way we design, manufacture and deliver our products to the way our customers use them. We continue to drive towards our goal of zero lost-time work incidents. In 2025, we achieved a lost-time incident rate that was significantly below the industry average. We continue to enhance our safety initiatives as each facility is tasked with identifying opportunities for additional safety measures. Businesses with zero incidents share best practices and ensure ongoing training to maintain their safety excellence. In addition to our EHS facility audits, our facilities include safety committees, continual training, documented self-audits, and behavior-based safety observations and feedback.
Our U.S. Federal Employment Information Report (EEO-1) for 2024 is available at www.ametek.com.
Available Information
AMETEK’s annual report on Form  10-K, quarterly reports on Form  10-Q, current reports on Form  8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available free of charge on the Company’s website at www.ametek.com in the “Investors – Reporting” section as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. All reports filed with the Securities and Exchange Commission can also be viewed on their website at www.sec.gov. AMETEK has posted in the “Investors – Governance” section of its website its corporate governance guidelines, Board committee charters, codes of ethics, and social and environmental policies. Those documents also are available free of charge in published form to any stockholder who requests them by writing to the Investor Relations Department at AMETEK, Inc., 1100 Cassatt Road, Berwyn, Pennsylvania, 19312.
The Company has adopted a Code of Ethics for the principal executive office, principal financial office and principal accounting officer, which may be found on the Company's website at www.ametek.com. Any amendments to the Code of Ethics or any grant of a waiver from the provision of the Code of Ethics requiring disclosure under applicable U.S. Securities and Exchange Commission rules will be disclosed on the Company's website.

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
International sales for 2025 and 2024 represented 48.2% and 47.4% of our consolidated net sales, respectively. As a result of our growth strategy, we anticipate that the percentage of sales outside the United States will increase in the future. As of December 31, 2025, we have manufacturing operations in 22 countries outside the United States, with significant operations in Canada, China, France, Germany, Mexico, Serbia, Poland and the United Kingdom. A disruption of our ability to obtain a supply of goods from these countries or a change in the cost to purchase, manufacture, or distribute these products could have an adverse effect on our sales and operations. International sales and operations are subject to the customary risks of operating in an international environment, including:
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
We believe that our future success depends, in part, on our ability to develop, on a timely basis, technologically advanced products that meet or exceed appropriate industry standards. Maintaining our existing technological advantages will require us to continue investing in research and development and sales and marketing. There can be no assurance that we will have sufficient resources to make such investments, that we will be able to make the technological advances necessary, including through the use of artificial intelligence, to maintain such competitive advantages or that we can recover major research and development expenses. We are not currently aware of any emerging standards or new products which could render our existing products obsolete, although there can be no assurance that this will not occur or that we will be able to develop and successfully market new products.

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
We rely on information technology systems, some of which are managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, other business partners and patients), and to monitor, manage, and support a variety of critical business processes and activities including receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations. Despite our implementation of certain controls to protect our systems and sensitive, confidential or personal data or information, these systems, products, data and services may be damaged, compromised, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, misuse of artificial intelligence, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In any such circumstances, our system redundancy and other disaster recovery planning may be ineffective or inadequate. Further, we also face information security risks due to our reliance on internet technology and use of hybrid work arrangements, which could strain our technology resources or create additional opportunity for cyber-attackers to exploit vulnerabilities. Moreover, the rapid evolution and adoption of artificial intelligence may increase our cybersecurity risks.
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
Our total assets include substantial amounts of intangible assets, primarily goodwill. At December 31, 2025, goodwill and other intangible assets, net of accumulated amortization, totaled $11,299.2 million or 70% of our total assets. The goodwill results from our acquisitions, representing the excess of cost over the estimated fair value of the net tangible and other identifiable intangible assets we have acquired. If future operating performance at one or more of our reporting units were to fall significantly below current levels, we could record, under current applicable accounting rules, a non-cash charge to operating income for goodwill or other intangible asset impairment. Any determination requiring the impairment of a significant portion of goodwill or other intangible assets would negatively affect our financial condition and results of operations.

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

We have implemented two risk management groups, the Enterprise Risk Management Committee, and the Cybersecurity Steering Committee. These committees meet quarterly. They are responsible for the overall governance of our cyber management. The implementation of the Cyber polices and strategy is the responsibility of the Chief Information Officer and the Director of Cyber Security. The CIO reports to the Chief Administrative Officer and the Director of Cyber Security reports to the CIO. We also have a team of full-time cybersecurity specialists who hold various industry technology accreditations. The CIO has more than 20 years in Senior IT Leadership positions, and the Director of Cyber Security has more than 30 years IT experience overall, 15 of which are in leadership roles.

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

Item 2.    Properties
At December 31, 2025, the Company conducted business from office and operating facilities at owned and leased locations throughout the United States and select global markets. The Company leases a facility in Berwyn, Pennsylvania for its corporate headquarters.
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
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which the Company’s common stock is traded is the New York Stock Exchange and it is traded under the symbol “AME.” On January 30, 2026, there were approximately 1,600 holders of record of the Company’s common stock.
Market price and dividend information with respect to the Company’s common stock is set forth below. Future dividend payments by the Company will be dependent on future earnings, financial requirements, contractual provisions of debt agreements and other relevant factors.
Under its share repurchase program, the Company repurchased approximately 2,306,500 shares of its common stock for $443.0 million in 2025 and approximately 1,258,200 shares of its common stock for $223.1 million in 2024.
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
Issuer Purchases of Equity Securities
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October 1, 2025 to October 31, 2025	—	$—	—	$1,092,440,060
November 1, 2025 to November 30, 2025	1,079,645	192.95	1,079,645	884,122,636
December 1, 2025 to December 31, 2025	382,726	201.52	382,726	806,994,962
Total	1,462,371	$195.19	1,462,371
_____________________
(1)Represents shares surrendered to the Company to satisfy tax withholding obligations in connection with employees’ share-based compensation awards.
(2)Effective February 7, 2025, the Company's Board of Directors approved a $1.25 billion share repurchase authorization. This new authorization replaces the previous $1 billion share repurchase authorization approved in May 2022. Consists of the number of shares purchased pursuant to the Company’s Board of Directors $1.25 billion authorization for the repurchase of its common stock. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and at management’s discretion.

Securities Authorized for Issuance Under Equity Compensation Plan Information
The following table sets forth information as of December 31, 2025 regarding all of the Company’s existing compensation plans pursuant to which equity securities are authorized for issuance to employees and non-employee directors:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,949,695	$126.07	4,678,695
Equity compensation plans not approved by security holders	—	—	—
Total	1,949,695	$126.07	4,678,695

Stock Performance Graph
The following graph and accompanying table compare the cumulative total stockholder return for AMETEK over the last five years ended December 31, 2025 with total returns for the same period for the Standard and Poor’s (“S&P”) 500 Index and S&P 500 Industrials. AMETEK’s stock price is a component of both indices. The performance graph and table assume a $100 investment made on December 31, 2020 and reinvestment of all dividends. The stock performance shown on the graph below is based on historical data and is not necessarily indicative of future stock price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

$300
$200
$100
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
AMETEK, Inc.
S&P 500
S&P 500 Industrials

	December 31,
	2020	2021	2022	2023	2024	2025
AMETEK, Inc.	$100.00	$122.32	$117.04	$139.05	$152.97	$175.40
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Industrials	100.00	121.12	114.48	135.24	158.87	189.72

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
Business Overview
The Company benefits from its strategic initiatives under the AMETEK Growth Model's four key strategies: Operational Excellence, Strategic Acquisitions, Global & Market Expansion and New Products. In 2025, the Company posted record sales, operating income, net income, diluted earnings per share, orders, and backlog, as well as strong operating cash flow. Positive market trends, the Company's backlog, contributions from recent acquisitions, and benefits from the continued implementation of the AMETEK Growth Model had a positive impact on 2025 results.
Highlights in 2025 were:
•Net sales for 2025 were a record $7,401.1 million, an increase of $459.9 million or 6.6%, compared with net sales of $6,941.2 million in 2024.
•Net income for 2025 was a record $1,480.1 million, an increase of $104.0 million or 7.6%, compared with $1,376.1 million in 2024.
•Diluted earnings per share for 2025 were a record $6.40, an increase of $0.47 or 7.9%, compared with $5.93 per diluted share in 2024.
•Orders for 2025 were a record $7,579.4 million, an increase of $769.1 million or 11.3%, compared with $6,810.3 million in 2024. The Company's backlog of unfilled orders at December 31, 2025 was a record $3,581.5 million.
•Cash provided by operating activities totaled $1,801.8 million in 2025. Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,671.6 million in 2025.
•During 2025, the Company spent $933.2 million in cash, net of cash acquired, to purchase two businesses:
•In January 2025, AMETEK acquired Kern Microtechnik ("Kern"), a leading manufacturer of high-precision machining and optical inspection solutions.
•In July 2025, AMETEK acquired FARO Technologies ("FARO"), a leading provider of 3D measurement and imaging solutions.
•EBITDA (earnings before interest, income taxes, depreciation, and amortization) was a record $2,296.9 million in 2025, compared with $2,151.7 million in 2024.
•In 2025, the Company repurchased approximately 2.3 million shares of its common stock for $443.0 million, compared with $212.0 million used for repurchases of approximately 1.2 million shares in 2024.

•The Company continued its emphasis on investment in research, development and engineering, spending $382.8 million in 2025. Approximately 27% of sales in 2025 were from products introduced in the past three years.
Recent Trends
During 2025, the United States government announced additional tariffs and trade restrictions on goods imported into the U.S. from various nations. Our businesses have been proactive in addressing the potential impacts of tariffs, including targeted pricing initiatives, strategic adjustments to our global supply chains, and leveraging our worldwide manufacturing footprint to localize production and adapt to changing demand patterns. The recent tariff modifications did not materially impact our results for 2025, however, as the situation continues to evolve, we cannot be certain of the outcome, which could adversely impact demand for our products, costs, inflation, customers, suppliers, and the overall global economy. We continue to monitor and analyze the impacts of the tariffs and will continue to implement appropriate actions as necessary to mitigate their effects.
Results of Operations
The following “Results of Operations of the year ended December 31, 2025 compared with the year ended December 31, 2024” section presents an analysis of the Company’s consolidated operating results displayed in the Consolidated Statement of Income. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 20, 2025.
For the year ended December 31, 2025 , the Company recorded $37.3 million of pre-tax acquisition-related costs related to the FARO acquisition, which are comprised of one-time transactions costs and ongoing integration costs. Acquisition-related integration costs of $25.3 million were recorded in Cost of sales and primarily include employee severance, change in control costs, and fair-value inventory adjustments. One-time acquisition-related transaction costs of $12.0 million were recorded in Other (expense) income, net and primarily include investment banker fees and representation and warranty insurance costs.
Results of Operations for the year ended December 31, 2025 compared with the year ended December 31, 2024
Net sales for 2025 were $7,401.1 million, an increase of $459.9 million or 6.6%, compared with net sales of $6,941.2 million in 2024. The increase in net sales for 2025 was due to a 4% increase from acquisitions, a 2% organic sales increase, as well as a 1% favorable effect of foreign currency translation. EIG net sales were $4,919.1 million in 2025, an increase of 5.6%, compared with $4,659.9 million in 2024. EMG net sales were $2,482.0 million in 2025, an increase of 8.8%, compared with $2,281.3 million in 2024.
Total international sales for 2025 were $3,570.5 million or 48.2% of net sales, an increase of $278.8 million or 8.5%, compared with international sales of $3,291.7 million or 47.4% of net sales in 2024. The increase in international sales was primarily driven by contributions from recent acquisitions and increased demand in all regions. Export shipments from the United States, which are included in total international sales, were $2,041.2 million in 2025, an increase of $160.4 million or 8.5%, compared with $1,880.8 million in 2024.
Orders for 2025 were $7,579.4 million, an increase of $769.1 million or 11.3% compared with $6,810.3 million in 2024. The increase in orders was due to a 4% increase from acquisitions, a 4% organic order increase, as well as a 3% favorable effect of foreign currency translation. The Company’s backlog of unfilled orders at December 31, 2025 was a record $3,581.5 million, an increase of $178.3 million or 5.2%, compared with $3,403.2 million at December 31, 2024.
Cost of sales for 2025 was $4,733.7 million or 64.0% of net sales, an increase of $269.0 million or 6.0%, compared with $4,464.7 million or 64.3% of net sales for 2024. The cost of sales increase was primarily due to the net sales increase discussed above.

Segment operating income for 2025 was $2,026.0 million, an increase of $141.1 million or 7.5%, compared with segment operating income of $1,884.9 million in 2024. Segment operating income, as a percentage of net sales, increased to 27.4% in 2025, compared with 27.2% in 2024. Segment operating income and operating margins in 2025 were negatively impacted 60 basis points by the dilutive impact of recent acquisitions and 30 basis points from acquisition-related integration costs. Segment operating income and operating margins in 2024 included $29.2 million of acquisition-related integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 40 basis points. Excluding the dilutive impact of the recent acquisitions, acquisition-related integration costs, and the Paragon acquisition-related integration costs, segment operating margins increased 70 basis points compared to 2024, due to the continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for 2025 were $757.1 million or 10.2% of net sales, an increase of $60.2 million or 8.6%, compared with $696.9 million or 10.0% of net sales in 2024. Selling expenses increased primarily due to the increase in net sales discussed above. General and administrative expenses for 2025 were $115.7 million, compared with $105.3 million in 2024.
Consolidated operating income was $1,910.3 million or 25.8% of net sales for 2025, an increase of $130.7 million or 7.3%, compared with $1,779.6 million or 25.6% of net sales in 2024.
Interest expense was $81.3 million for 2025, a decrease of $31.7 million or 28.1%, compared with $113.0 million in 2024. Higher borrowings under the revolving credit facility related to the December 2023 Paragon acquisition resulted in higher interest expense in 2024.
Other expense, net was $30.7 million for 2025, compared with $5.1 million of other expense in 2024. Other expense increased in 2025 primarily due to $12.0 million of acquisition-related transaction costs and increased environmental spend, compared to 2024.
The effective tax rate for 2025 was 17.7%, compared with 17.2% in 2024. See Note 9 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.
Net income for 2025 was $1,480.1 million, an increase of $104.0 million or 7.6%, compared with $1,376.1 million in 2024.
Diluted earnings per share for 2025 were $6.40, an increase of $0.47 or 7.9%, compared with $5.93 per diluted share in 2024.
Segment Results
EIG’s net sales totaled a record $4,919.1 million for 2025, an increase of $259.2 million or 5.6%, compared with $4,659.9 million in 2024. The net sales increase was due to a 6% increase from acquisitions and a 1% favorable effect of foreign currency translation, partially offset by a 1% organic sales decrease.
EIG’s operating income was a record $1,447.1 million for 2025, an increase of $18.7 million or 1.3%, compared with $1,428.4 million in 2024. EIG’s operating margins were 29.4% of net sales for 2025, compared with 30.7% of net sales in 2024. EIG's operating income was negatively impacted 100 basis points by the dilutive impact of recent acquisitions and 50 basis points for acquisition-related integration costs in 2025. Excluding the dilutive impact of recent acquisitions and acquisition-related integration costs, EIG's operating margins increased 20 basis points in 2025 compared to 2024 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled a record $2,482.0 million for 2025, an increase of $200.7 million or 8.8%, compared with $2,281.3 million in 2024. The net sales increase was due to an 8% organic sales increase and a 1% favorable effect of foreign currency translation.

EMG’s operating income was a record $578.9 million for 2025, an increase of $122.4 million or 26.8%, compared with $456.5 million in 2024. EMG’s operating margins were 23.3% of net sales for 2025, compared with 20.0% of net sales in 2024. EMG's operating income and operating margins for 2024 included $29.2 million of acquisition-related integration costs related to the Paragon acquisition, which negatively impacted segment operating margins by 130 basis points. Excluding the Paragon acquisition-related integration costs, EMG operating margins increased 200 basis points compared to 2024, due to the sales increase discussed above, as well as the continued benefits from the Company's Operational Excellence initiatives.
Liquidity and Capital Resources
Cash provided by operating activities totaled $1,801.8 million in 2025, a decrease of $27.0 million or 1.5%, compared with cash provided by operating activities of $1,828.8 million in 2024. The decrease in cash provided by operating activities for 2025 was primarily due to higher working capital investments, partially offset by higher net income.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,671.6 million in 2025, compared with $1,701.7 million in 2024. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $2,296.9 million in 2025, compared with $2,151.7 million in 2024. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company. (See "Non-GAAP Financial Measures" for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
Cash used by investing activities totaled $1,062.8 million in 2025, compared with cash used by investing activities of $244.8 million in 2024. In 2025, the Company paid $933.2 million, net of cash acquired, to purchase Kern Microtechnik and FARO Technologies, compared to $117.5 million, net of cash acquired, to purchase Virtek Vision International in 2024. Additions to property, plant and equipment totaled $130.2 million in 2025, compared with $127.1 million in 2024.
Cash used by financing activities totaled $686.3 million in 2025, compared with $1,602.5 million of cash used by financing activities in 2024. At December 31, 2025, total debt, net was $2,283.3 million, compared with $2,079.7 million at December 31, 2024. In 2025, total borrowings increased by $6.4 million, compared with a decrease of $1,189.7 million in 2024. At December 31, 2025, the Company had available borrowing capacity of $1,489.2 million under its revolving credit facility, excluding the $700 million accordion feature. At December 31, 2025, the Company had $18.8 million outstanding on the revolver.
On January 6, 2025, the Company established a commercial paper program under which it may issue short-term, unsecured commercial paper notes. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the commercial paper program at any time not to exceed $2.3 billion. The notes have maturities of up to 364 days from the date of issue. At December 31, 2025, the Company had $740.0 million outstanding under its commercial paper program.
In the second quarter of 2025, the Company paid in full, at maturity, a $50.0 million in aggregate principal amount of 3.91% senior notes. In the third quarter of 2025, the Company paid in full, at maturity, a $100.0 million in aggregate principal amount of 3.96% senior notes. In the fourth quarter of 2025, the Company paid in full, at maturity, a $275.0 million in aggregate principal amount of 4.18% senior notes. The debt-to-capital ratio was 17.7% at December 31, 2025 and December 31, 2024. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 14.7% at December 31, 2025, compared with 15.0% at December 31, 2024. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company. (See "Non-GAAP Financial Measures" for a reconciliation of U.S. GAAP measures to comparable non-GAAP measures).
In 2025, the Company repurchased approximately 2.3 million shares of its common stock for $443.0 million, compared with $212.0 million used for repurchases of approximately 1.2 million shares in 2024. Effective February 7, 2025, the Company's Board of Directors approved a $1.25 billion share repurchase authorization. The new authorization replaces the previous $1 billion share repurchase authorization approved in May 2022. At December 31, 2025, $807.0 million was available under the Company’s Board of Directors authorization for future share repurchases.
Additional financing activities for 2025 included cash dividends paid of $285.3 million, compared with $258.8 million in 2024. Effective February 7, 2025, the Company's Board of Directors approved an 11% increase in the quarterly cash dividend on its common stock to $0.31 per share from $0.28 per share. Proceeds from the exercise of employee stock options were $36.4 million in 2025, compared with $66.9 million in 2024.
As a result of all of the Company’s cash flow activities in 2025, cash and cash equivalents at December 31, 2025 totaled $458.0 million, compared with $374.0 million at December 31, 2024. At December 31, 2025, the Company had $374.5 million in cash outside the United States, compared with $361.5 million at December 31, 2024. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations for the foreseeable future.
Acquisition subsequent to December 31, 2025
In January 2026, the Company acquired LKC Technologies, a leading provider of innovative technology to enable effective diagnosis and management of ophthalmic conditions. LKC Technologies will join EIG.
Subsequent Event
Effective February 12, 2026, the Company's Board of Directors approved a 10% increase in the quarterly cash dividend on its common stock to $0.34 per share from $0.31 per share.
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

Leases expire over a range of years from 2026 to 2040. Most of the leases contain renewal or purchase options, subject to various terms and conditions. See Note 14 to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the nature and timing of lease obligations.

Purchase obligations primarily consist of contractual commitments to purchase certain inventories at fixed prices. At December 31, 2025, the Company had $669.0 million of purchase obligations due within one year and $46.6 million of purchase obligations due in more than one year.
The Company has standby letters of credit and surety bonds of $197.9 million related to performance and payment guarantees at December 31, 2025. Based on experience with these arrangements, the Company believes that any obligations that may arise will not be material to its financial position.

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

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net income	$1,480.1	$1,376.1	$1,313.2
Add (deduct):
Interest expense	81.3	113.0	81.8
Interest income	(5.5)	(5.8)	(11.1)
Income taxes	318.2	285.4	293.2
Depreciation	145.5	135.3	122.5
Amortization	277.3	247.7	215.1
Total adjustments	816.8	775.6	701.5
EBITDA	$2,296.9	$2,151.7	$2,014.7
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

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cash provided by operating activities	$1,801.8	$1,828.8	$1,735.3
Deduct: Capital expenditures	(130.2)	(127.1)	(136.2)
Free cash flow	$1,671.6	$1,701.7	$1,599.1
Net debt represents total debt, net minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. The following table presents the reconciliation of total debt, net reported in accordance with U.S. GAAP to net debt:

	December 31,
	2025	2024
	(In millions)
Total debt, net	$2,283.3	$2,079.7
Less: Cash and cash equivalents	(458.0)	(374.0)
Net debt	1,825.3	1,705.7
Stockholders’ equity	10,628.8	9,655.3
Capitalization (net debt plus stockholders’ equity)	$12,454.0	$11,361.0
Net debt as a percentage of capitalization	14.7%	15.0%

Internal Reinvestment
Capital Expenditures
Capital expenditures were $130.2 million or 1.8% of net sales in 2025, compared with $127.1 million or 1.8% of net sales in 2024. Capital expenditures in 2026 are expected to be approximately 2% of net sales, with a continued emphasis on spending to improve productivity.
Research, Development and Engineering
The Company is committed to, and has consistently invested in, research, development and engineering activities to design and develop new and improved products and solutions. Research, development and engineering costs were $382.8 million in 2025, $371.9 million in 2024 and $351.7 million in 2023. These amounts included research and development expenses of $236.1 million, $236.6 million and $220.8 million in 2025, 2024, and 2023, respectively. All such expenditures were directed toward the development of new products and solutions and the improvement of existing products and solutions.
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
When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the estimated fair value of a reporting unit is less than its carrying amount. If the Company performs a qualitative assessment and determines that an impairment is more likely than not, then performance of a quantitative impairment test is required. In conducting a qualitative assessment, the Company analyzes actual and forecasted net sales and selling profit for each reporting unit, as well as historical performance and the results of prior quantitative tests performed. Additionally, the Company assesses critical areas that may impact its business, including macroeconomic conditions, industry and market conditions, cost factors, or any relevant events and factors that may impact projected financial results.
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
The Company’s acquisitions have generally included a significant goodwill component and the Company expects to continue to make acquisitions. At December 31, 2025, goodwill and other indefinite-lived intangible assets totaled $8,274.1 million or 51.5% of the Company’s total assets. The Company completed its required annual impairment tests in the fourth quarter of 2025 and determined that the carrying values of the Company’s goodwill and indefinite-lived intangibles were not impaired. There can be no assurance that goodwill or indefinite-lived intangibles impairment will not occur in the future.
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
The Audit Committee of the Board of Directors, which is composed solely of independent directors who are not employees of the Company, meets with the independent registered public accounting firm, the internal auditors and management to satisfy itself that each is properly discharging its responsibilities. The report of the Audit Committee is included in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders. Both the independent registered public accounting firm and the internal auditors have direct access to the Audit Committee.
The Company’s independent registered public accounting firm, Ernst & Young LLP, is engaged to render an opinion as to whether management’s financial statements present fairly, in all material respects, the Company’s financial position and operating results. This report is included herein.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, AMETEK, Inc. conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The Company acquired Kern Microtechnik ("Kern") in January 2025 and FARO Technologies ("FARO") in July 2025. As permitted by the U.S. Securities and Exchange Commission staff interpretative guidance for newly acquired businesses, the Company excluded Kern and FARO from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Kern and FARO constituted 8.4% of total assets as of December 31, 2025 and 3.2% of net sales for the year then ended.
The Company’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ DAVID A. ZAPICO	/s/ DALIP M. PURI
Chairman of the Board and Chief Executive Officer	Executive Vice President – Chief Financial Officer

February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and the Board of Directors of AMETEK, Inc.

Opinion on Internal Control over Financial Reporting

We have audited AMETEK, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AMETEK, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Kern Microtechnik ("Kern") and FARO Technologies ("FARO"), which are included in the 2025 consolidated financial statements of the Company and constituted 8.4% of total assets as of December 31, 2025 and 3.2% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Kern and FARO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AMETEK, Inc. as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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
Philadelphia, Pennsylvania
February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of AMETEK, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AMETEK, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Impairment Assessment of Indefinite-Lived Intangible Assets (other than Goodwill)

Description of the Matter
At December 31, 2025, the Company’s indefinite-lived intangible assets (other than goodwill) totaled $1,103.3 million, consisting of trademarks and trade names. As described in Note 1 to the consolidated financial statements, indefinite-lived intangible assets are not amortized but are tested for impairment at least annually in the Company’s fourth quarter.

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

Accounting for the fair value of the customer relationship intangible asset from the acquisition of FARO Technologies, Inc.

Description of the Matter
As described in Note 6 to the consolidated financial statements, during the year ended December 31, 2025, the Company completed the acquisition of FARO Technologies, Inc. ("FARO") for consideration of $ 1,023.7 million, of which approximately $250.7 million was allocated to the customer relationship intangible asset.

Auditing the Company’s accounting for its acquisition of FARO was complex due to the significant estimation uncertainty, particularly in estimating the fair value of the customer relationship intangible asset. The significant assumptions used to estimate the fair value of customer relationships included the forecasted EBITDA margin and customer attrition rate. All of these significant assumptions are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s estimation of the fair value of the customer relationship intangible asset. For example, we tested controls over the valuation of the customer relationship intangible asset, including controls over management’s review of the valuation model and the significant assumptions described above, review of forecasted financial information, as well as verification of underlying data used in the analysis.

To test the estimated fair value of the customer relationship intangible asset for FARO, we performed audit procedures that included, among others, assessing the fair value methodology utilized by management and the significant assumptions discussed above, including the accuracy of the underlying data used in the analysis. For example, when evaluating the significant assumptions, we compared them to current financial and operating plans, market and industry studies, and historical trends. We also performed sensitivity analyses to evaluate the changes in the fair value of the customer relationship intangible asset that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the attrition rate, royalty rate and valuation methodology used by the Company.

/s/ ERNST & YOUNG LLP
We have served as the Company’s auditor since 1930.

Philadelphia, Pennsylvania
February 17, 2026

AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$7,401,116	$6,941,180	$6,596,950
Cost of sales	4,733,677	4,464,713	4,212,485
Selling, general and administrative	757,122	696,905	677,006
Total operating expenses	5,490,799	5,161,618	4,889,491
Operating income	1,910,317	1,779,562	1,707,459
Interest expense	(81,254)	(112,962)	(81,795)
Other (expense) income, net	(30,724)	(5,061)	(19,252)
Income before income taxes	1,798,339	1,661,539	1,606,412
Provision for income taxes	318,197	285,415	293,224
Net income	$1,480,142	$1,376,124	$1,313,188
Basic earnings per share	$6.42	$5.95	$5.70
Diluted earnings per share	$6.40	$5.93	$5.67
Weighted average common shares outstanding:
Basic shares	230,452	231,256	230,519
Diluted shares	231,259	232,168	231,509
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,480,142	$1,376,124	$1,313,188
Other comprehensive income (loss):
Amounts arising during the period – gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	213,584	(124,959)	88,613
Change in long-term intercompany notes	(5,417)	(2,748)	5,420
Net investment hedge instruments (loss) gain, net of tax of $23,964, $(11,207) and $8,058 in 2025, 2024 and 2023, respectively	(76,348)	34,409	(24,744)
Defined benefit pension plans:
Net actuarial gain (loss), net of tax of $(5,858), $(4,936) and ($3,396) in 2025, 2024 and 2023, respectively	18,177	15,145	11,869
Amortization of net actuarial loss, net of tax of ($2,078), ($2,341) and ($2,801) in 2025, 2024 and 2023, respectively	6,443	7,278	8,769
Amortization of prior service costs, net of tax of $(27), ($26) and ($25) in 2025, 2024 and 2023, respectively	80	78	76
Other comprehensive income (loss)	156,519	(70,797)	90,003
Total comprehensive income	$1,636,661	$1,305,327	$1,403,191
See accompanying notes.

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands, except share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$457,951	$373,999
Receivables	1,119,257	948,830
Inventories, net	1,106,405	1,021,713
Other current assets	336,229	258,490
Total current assets	3,019,842	2,603,032
Property, plant and equipment, net	855,215	818,611
Right of use assets, net	273,142	235,666
Goodwill	7,170,770	6,555,877
Other intangibles, net	4,128,394	3,915,173
Investments and other assets	620,180	502,810
Total assets	$16,067,543	$14,631,169

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$1,208,975	$654,346
Accounts payable	617,950	523,332
Customer advanced payments	396,177	363,555
Income taxes payable	82,682	84,428
Accrued liabilities and other	536,968	472,926
Total current liabilities	2,842,752	2,098,587
Long-term debt, net	1,074,334	1,425,375
Deferred income taxes	788,915	831,030
Other long-term liabilities	732,756	620,873
Total liabilities	5,438,757	4,975,865
Stockholders’ equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value; authorized 800,000,000 shares; issued: 2025 – 270,471,745 shares; 2024 – 270,064,222 shares	2,725	2,720
Capital in excess of par value	1,317,288	1,264,670
Retained earnings	12,252,480	11,057,684
Accumulated other comprehensive loss	(399,220)	(555,739)
Treasury stock: 2025 – 41,434,441 shares; 2024 – 39,364,801 shares	(2,544,487)	(2,114,031)
Total stockholders’ equity	10,628,786	9,655,304
Total liabilities and stockholders’ equity	$16,067,543	$14,631,169
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Capital stock
Preferred stock, $0.01 par value	$—	$—	$—
Common stock, $0.01 par value
Balance at the beginning of the year	2,720	2,709	2,700
Shares issued	5	11	9
Balance at the end of the year	2,725	2,720	2,709
Capital in excess of par value
Balance at the beginning of the year	1,264,670	1,168,694	1,094,236
Issuance of common stock under employee stock plans	4,851	48,113	28,259
Share-based compensation costs	47,767	47,863	46,199
Balance at the end of the year	1,317,288	1,264,670	1,168,694
Retained earnings
Balance at the beginning of the year	11,057,684	9,940,343	8,857,485
Net income	1,480,142	1,376,124	1,313,188
Cash dividends paid	(285,345)	(258,782)	(230,329)
Other	(1)	(1)	(1)
Balance at the end of the year	12,252,480	11,057,684	9,940,343
Accumulated other comprehensive (loss) income
Foreign currency translation:
Balance at the beginning of the year	(392,133)	(298,835)	(368,124)
Translation adjustments	213,584	(124,959)	88,613
Change in long-term intercompany notes	(5,417)	(2,748)	5,420
Net investment hedge instruments (loss) gain, net of tax of $23,964, $(11,207) and $8,058 in 2025, 2024 and 2023, respectively	(76,348)	34,409	(24,744)
Balance at the end of the year	(260,314)	(392,133)	(298,835)
Defined benefit pension plans:
Balance at the beginning of the year	(163,606)	(186,107)	(206,821)
Net actuarial gain (loss), net of tax of $(5,858), $(4,936) and ($3,396) in 2025, 2024 and 2023, respectively	18,177	15,145	11,869
Amortization of net actuarial loss, net of tax of ($2,078), ($2,341) and ($2,801) in 2025, 2024 and 2023, respectively	6,443	7,278	8,769
Amortization of prior service costs, net of tax of $(27), ($26) and ($25) in 2025, 2024 and 2023, respectively	80	78	76
Balance at the end of the year	(138,906)	(163,606)	(186,107)
Accumulated other comprehensive loss at the end of the year	(399,220)	(555,739)	(484,942)
Treasury stock
Balance at the beginning of the year	(2,114,031)	(1,896,613)	(1,902,964)
Issuance of common stock under employee stock plans	12,549	5,654	14,123
Purchase of treasury stock	(443,005)	(223,072)	(7,772)
Balance at the end of the year	(2,544,487)	(2,114,031)	(1,896,613)
Total stockholders’ equity	$10,628,786	$9,655,304	$8,730,191
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash provided by (used for):
Operating activities:
Net income	$1,480,142	$1,376,124	$1,313,188
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	422,804	382,927	337,636
Deferred income taxes	(70,716)	(12,943)	(91,903)
Share-based compensation expense	47,767	47,863	46,199
Gain on sale of facilities	(91)	(995)	(120)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in receivables	(55,164)	53,488	8,451
(Increase) decrease in inventories and other current assets	(26,779)	72,997	56,619
(Decrease) increase in payables, accruals and income taxes	(51,435)	(18,480)	10,433
Increase (decrease) in other long-term liabilities	72,763	(41,332)	67,283
Pension contributions	(8,461)	(8,694)	(8,671)
Other, net	(9,067)	(22,107)	(3,819)
Total operating activities	1,801,763	1,828,848	1,735,296
Investing activities:
Additions to property, plant and equipment	(130,248)	(127,075)	(136,249)
Purchases of businesses, net of cash acquired	(933,242)	(117,514)	(2,237,910)
Proceeds from sale of facilities	200	4,246	880
Other, net	520	(4,465)	(3,151)
Total investing activities	(1,062,770)	(244,808)	(2,376,430)
Financing activities:
Net change in short-term borrowings	521,343	(889,737)	892,282
Repayments of long-term borrowings	(514,942)	(300,000)	—
Repurchases of common stock	(434,048)	(212,027)	(7,772)
Cash dividends paid	(285,345)	(258,782)	(230,329)
Proceeds from stock option exercises	36,382	66,868	50,850
Other, net	(9,712)	(8,776)	(7,748)
Total financing activities	(686,322)	(1,602,454)	697,283
Effect of exchange rate changes on cash and cash equivalents	31,281	(17,391)	8,269
Increase (decrease) in cash and cash equivalents	83,952	(35,805)	64,418
Cash and cash equivalents:
Beginning of year	373,999	409,804	345,386
End of year	$457,951	$373,999	$409,804
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

	2025	2024
	(in thousands)
Balance at January 1	$13,032	$13,167
Bad debt expense	2,281	2,546
Amounts written off charged against allowance	(2,006)	(2,506)
Foreign currency translation and other	390	(175)
Balance at December 31	$13,697	$13,032
Inventories
The Company predominantly uses the first-in, first-out (“FIFO”) method of inventory accounting, which approximates current replacement cost, at December 31, 2025. The last-in, first-out (“LIFO”) method of accounting is used to determine cost for 11% of the Company’s inventory at December 31, 2025. For inventories where cost is determined by the LIFO method, the FIFO value would have been $45.2 million and $40.8 million higher than the LIFO value reported in the consolidated balance sheet at December 31, 2025 and 2024, respectively. The Company provides estimated inventory reserves for slow-moving and obsolete inventory based on current assessments about future demand, market conditions, customers who may be experiencing financial difficulties and related management initiatives.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Expenditures for additions to plant facilities, or that extend their useful lives, are capitalized. The cost of minor tools, jigs and dies, and maintenance and repairs is charged to expense as incurred. Depreciation of plant and equipment is calculated principally on a straight-line basis over the estimated useful lives of the related assets. The range of lives for depreciable assets is generally three to 10 years for machinery and equipment, five to 27 years for leasehold improvements and 25 to 50 years for buildings. Depreciation expense was $145.5 million, $135.3 million and $122.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
When testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not the estimated fair value of a reporting unit is less than its carrying amount. If the Company performs a qualitative assessment and determines that an impairment is more likely than not, then performance of a quantitative impairment test is required. In conducting a qualitative assessment, the Company analyzes actual and forecasted net sales and selling profit for each reporting unit, as well as historical performance and the results of prior quantitative tests performed. Additionally, the Company assesses critical areas that may impact its business, including macroeconomic conditions, industry and market conditions, cost factors, or any relevant events and factors that may impact projected financial results.
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
During the fourth quarter of 2025, the Company completed its annual goodwill impairment tests and elected to perform a qualitative assessment.
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the estimated fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using the relief from royalty method using level 3 inputs for revenue growth rates and royalty rates. The fair value derived from the relief from royalty method is measured as the discounted cash flow savings realized from owing such trademarks and trade names and not having to pay a royalty for their use.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company completed its required annual impairment tests as of October 1, 2025, 2024, and 2023 and determined that the carrying values of the Company's goodwill were not impaired. The Company completed its required annual indefinite-lived intangibles impairment tests as of October 1, 2025 and 2024 and determined that the carrying values of the Company's trademarks and trade names with indefinite lives were not impaired. The Company completed its required annual impairment test in the fourth quarter of 2023 and determined that the carrying values of certain of the Company's trademarks and trade names with indefinite lives were impaired and as a result, during the fourth quarter of 2023, the Company recorded an immaterial non-cash impairment charge related to certain of the Company's trade names.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
The majority of the Company’s revenues on product sales were recognized at a point in time when the customer obtains control of the product. The transfer of control of the product to the customer was typically evidenced by one or more of the following: the customer having legal title to the product, the Company’s present right to payment, the customer’s physical possession of the product, the customer accepting the product, or the customer having the benefits of ownership or risk of loss. For a small percentage of sales where title and risk of loss transfers at the point of delivery, the Company recognized revenue upon delivery to the customer, which is the point that control transferred, assuming all other criteria for revenue recognition were met.
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
Distinct performance obligations can also include post-delivery service, installation and training. Post-delivery service revenues are recognized over the contract term. Installation and training revenues are recognized over the period the service is provided. Warranty terms in customer contracts can also be considered separate performance obligations if the warranty provides services beyond assurance that a product complies with agreed-upon specification or if a warranty can be purchased separately. The Company does not incur significant obligations for customer returns and refunds.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Research and Development
Research and development costs are included in Cost of sales as incurred and were $236.1 million in 2025, $236.6 million in 2024 and $220.8 million in 2023.
Shipping and Handling Costs
Shipping and handling costs are included in Cost of sales and were $122.4 million in 2025, $87.6 million in 2024 and $77.9 million in 2023.
Advertising Costs
Advertising costs are included in Selling, general, and administrative expenses as incurred and were $15.0 million in 2025, $15.3 million in 2024 and $16.8 million in 2023.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

	2025	2024	2023
	(In thousands)
Weighted average shares:
Basic shares	230,452	231,256	230,519
Equity-based compensation plans	807	912	990
Diluted shares	231,259	232,168	231,509
2. Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which improves income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company retrospectively adopted ASU 2023-09, effective December 31, 2025, and the adoption resulted in additional disclosures in the Income Taxes footnote.
Recent Accounting Pronouncements
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements (“ASU 2025-09”). The amendments in this update aim to better align financial reporting with an entity's risk management strategies. It makes improvements in five key areas to help entities achieve and maintain hedge accounting for highly effective economic hedges. Improvements include changes to similar risk assessment for cash flow hedges, a new model for Choose-Your-Rate debt instruments, a principles-based approach for nonfinancial forecasted transactions, clarification on net written options, and addressing the mismatch in dual-hedge accounting ASU 2025-09 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company has not determined the impact ASU 2025-09 may have on the Company’s financial statement disclosures.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) updating guidance on accounting for internal-use software. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. ASU 2025-06 is effective for annual and interim reporting periods beginning after December 15, 2027. Prospective, modified prospective, or retrospective application is allowed and early adoption is permitted. The Company has not determined the impact ASU 2025-06 may have on the Company's consolidated financial statements.
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
3. Revenues
The outstanding contract asset and liability accounts were as follows:

	2025	2024
	(In thousands)
Contract assets – January 1	$136,432	$140,826
Contract assets – December 31	159,896	136,432
Change in contract assets – (decrease) increase	23,464	(4,394)
Contract liabilities – January 1	400,689	432,830
Contract liabilities – December 31	448,849	400,689
Change in contract liabilities – decrease (increase)	(48,160)	32,141
Net change	$(24,696)	$27,747
The net change in 2025 was primarily driven by customer advance payments from acquired businesses. The net change in 2024 was primarily driven by lower advance payments from customers on long term contracts. For the years ended December 31, 2025 and 2024, the Company recognized revenue of $328 million and $359 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At December 31, 2025 and 2024, $52.7 million and $37.1 million, respectively, of Customer advanced payments (contract liabilities) were recorded in Other long-term liabilities in the consolidated balance sheet.
The remaining performance obligations exceeding one year as of December 31, 2025 and 2024 were $627.4 million and $541.8 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the year ended December 31:

	2025
	EIG	EMG	Total
	(In thousands)
United States	$2,381,766	$1,448,873	$3,830,639
International(1):
United Kingdom	115,496	146,437	261,933
European Union countries	639,377	450,153	1,089,530
Asia	1,237,055	251,733	1,488,788
Other foreign countries	545,406	184,820	730,226
Total international	2,537,334	1,033,143	3,570,477
Consolidated net sales	$4,919,100	$2,482,016	$7,401,116
_________________
(1)Includes U.S. export sales of $2,041.2 million.

	2024
	EIG	EMG	Total
	(In thousands)
United States	$2,302,951	$1,346,483	$3,649,434
International(1):
United Kingdom	106,678	126,846	233,524
European Union countries	549,446	427,239	976,685
Asia	1,213,403	218,770	1,432,173
Other foreign countries	487,437	161,927	649,364
Total international	2,356,964	934,782	3,291,746
Consolidated net sales	$4,659,915	$2,281,265	$6,941,180
_________________
(1)Includes U.S. export sales of $1,880.8 million.

	2023
	EIG	EMG	Total
	(In thousands)
United States	$2,377,316	$1,091,468	$3,468,784
International(1):
United Kingdom	99,718	114,770	214,488
European Union countries	518,758	426,219	944,977
Asia	1,175,703	202,425	1,378,128
Other foreign countries	452,755	137,818	590,573
Total international	2,246,934	881,232	3,128,166
Consolidated net sales	$4,624,250	$1,972,700	$6,596,950
_________________
(1)Includes U.S. export sales of $1,732.4 million

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Major Products and Services
The Company’s major products and services in the reportable segments were as follows for the year ended December 31:

	2025
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$3,464,289	$—	$3,464,289
Aerospace and power	1,454,811	732,361	2,187,172
Automation and engineered solutions	—	1,749,655	1,749,655
Consolidated net sales	$4,919,100	$2,482,016	$7,401,116

	2024
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$3,232,918	$—	$3,232,918
Aerospace and power	1,426,997	624,570	2,051,567
Automation and engineered solutions	—	1,656,695	1,656,695
Consolidated net sales	$4,659,915	$2,281,265	$6,941,180

	2023
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$3,267,698	$—	$3,267,698
Aerospace and power	1,356,552	588,446	1,944,998
Automation and engineered solutions	—	1,384,254	1,384,254
Consolidated net sales	$4,624,250	$1,972,700	$6,596,950

Timing of Revenue Recognition
The Company’s timing of revenue recognition was as follows for the year ended December 31:

	2025
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,894,773	$2,239,338	$6,134,111
Products and services transferred over time	1,024,327	242,678	1,267,005
Consolidated net sales	$4,919,100	$2,482,016	$7,401,116

	2024
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,739,209	$2,052,862	$5,792,071
Products and services transferred over time	920,706	228,403	1,149,109
Consolidated net sales	$4,659,915	$2,281,265	$6,941,180

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2023
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$3,831,321	$1,772,329	$5,603,650
Products and services transferred over time	792,929	200,371	993,300
Consolidated net sales	$4,624,250	$1,972,700	$6,596,950

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
Changes in the accrued product warranty obligation were as follows:

	2025	2024	2023
	(In thousands)
Balance at the beginning of the year	$38,555	$37,087	$26,487
Accruals for warranties issued during the year	20,700	24,775	23,308
Settlements made during the year	(18,979)	(22,953)	(14,219)
Warranty accruals related to acquired businesses and other during the year	4,462	(354)	1,511
Balance at the end of the year	$44,738	$38,555	$37,087

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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following tables provide the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31:

	2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$8,199	$8,199	$—	$—

	2024
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$9,124	$9,124	$—	$—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of long-term assets in the consolidated balance sheet. For the years ended December 31, 2025 and 2024, gains and losses on the investments were not material.

Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at December 31, 2025 and 2024 in the consolidated balance sheet.
The fair value of short-term borrowings, net approximates the carrying value. The Company’s long-term debt, net is all privately held with no public market for this debt, therefore, the fair value of long-term debt, net was computed based on comparable current market data for similar debt instruments and is considered to be a level 3 liability. At December 31, 2025 and 2024, the fair value of long-term debt (including current portion) was $1,488.0 million and $1,778.7 million and the recorded amount of long-term debt (including current portion) was $1,527.2 million and $1,851.9 million, respectively. See Note 10 for long-term debt principal amounts, interest rates and maturities.
5. Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of December 31, 2025, and 2024, these net investment hedges included British-pound and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in each of the designated foreign subsidiaries. The Company designated the British-pound and Euro-denominated loans referred to above as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At December 31, 2025 and 2024, the Company had $302.5 million million and $281.7 million, respectively, of British-pound denominated loans, and $674.7 million and $595.2 million, respectively, in Euro-denominated loans, which were designated as a hedge against the net investment in Euro and British pound functional currency foreign subsidiaries. As a result of the British-pound and Euro-denominated loans being designated and 100% effective as net investment hedges, $100.3 million of pre-tax currency remeasurement losses and $45.6 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the years ended December 31, 2025 and 2024, respectively.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. Acquisitions
The Company spent $933.2 million in cash, net of cash acquired, to acquire Kern Microtechnik ("Kern") in January 2025 and to acquire all outstanding shares of FARO Technologies ("FARO") common stock in July 2025. Kern is a leading manufacturer of high-precision machining and optical inspection solutions supporting a wide range of applications within the medical, semiconductor, research, and space markets. Kern has annual sales of approximately 50 million Euros. Kern is part of EIG. FARO is a leading provider of 3D measurement and imaging solutions, including portable measurement arms, laser scanners and trackers, software solutions, and comprehensive service offerings. FARO has annual sales of approximately $340 million. The transactions was completed following the approval of FARO's stockholders and receipt of all regulatory approvals. FARO is part of EIG.
The following table represents the allocation of the purchase price for the net assets of the FARO and Kern acquisitions based on the estimated fair values at acquisition (in millions):

	FARO	Kern	Total
Property, plant and equipment	$23.1	$10.8	$33.9
Goodwill	452.9	60.2	$513.1
Other intangible assets	395.7	52.8	448.5
Convertible debt(1)	(90.0)	—	(90.0)
Deferred income taxes	2.1	(17.2)	(15.1)
Net working capital and other(2)	239.9	6.4	246.3
Total purchase price	$1,023.7	$113.0	$1,136.7
Less: Acquisition date fair value of cash acquired and convertible debt assumed	(194.6)	—	(194.6)
Less: Acquisition date fair value of contingent consideration liability	—	(8.9)	(8.9)
Total cash paid	$829.1	$104.1	$933.2
______________________
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
At December 31, 2025, the purchase price allocated to other intangible assets of $448.5 million consists of $63.3 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $385.2 million of other intangible assets consists of $250.7 million of customer relationships related to FARO, amortized over amortized over 17 years and $32.6 million of customer relationships related to Kern, amortized over 20 years and $101.9 million of purchased technology, which is being amortized over a period of 15 years. Amortization expense for each of the next five years for the acquisitions is expected to be $23.2 million per year.
The Kern acquisition includes an $8.9 million estimated fair value contingent payment due upon Kern achieving certain cumulative revenue and EBITDA targets over the period January 1, 2025 to January 1, 2027. The contingent liability was based on a probabilistic approach using level 3 inputs. At December 31, 2025, there was no change to the estimated fair value of the contingent payment liability.
The Kern and FARO acquisitions had an immaterial impact on reported net sales, net income, and diluted earnings per share for the year ended December 31, 2025. Had the acquisitions been made at the beginning of 2025 or 2024, unaudited pro forma net sales, net income and diluted earnings per share for the year ended December 31, 2025 and 2024, would not have been materially different than the amounts reported.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company finalized its measurements of certain tangible and intangible assets and liabilities, as well as the associated income tax considerations, for its October 2024 acquisition of Virtek Vision International and its January 2025 acquisition of Kern, which had no material impact to the consolidated statement of income and balance sheet. The Company is in the process of finalizing the measurement of certain tangible assets and liabilities, as well as the associated income tax considerations, for its July 2025 acquisition of FARO.
In 2024, the Company spent $117.5 million in cash, net of cash acquired, to acquire Virtek Vision International ("Virtek") in October 2024. Virtek is a leading provider of advanced laser-based projection and inspection systems. Virtek is part of EIG.
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
Acquisition subsequent to December 31, 2025
In January 2026, the Company acquired LKC Technologies, a leading provider of innovative technology to enable effective diagnosis and management of ophthalmic conditions. LKC Technologies will join EIG.
7. Goodwill and Other Intangible Assets
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2023	$4,365.0	$2,082.6	$6,447.6
Goodwill acquired	70.7	—	70.7
Purchase price allocation adjustments and other	30.7	61.7	92.4
Foreign currency translation adjustments	(41.5)	(13.3)	(54.8)
Balance at December 31, 2024	4,424.9	2,131.0	6,555.9
Goodwill acquired	513.1	—	513.1
Purchase price allocation adjustments and other	4.5	—	4.5
Foreign currency translation adjustments	65.7	31.6	97.3
Balance at December 31, 2025	$5,008.2	$2,162.6	$7,170.8

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other intangible assets were as follows at December 31:

	2025	2024
	(In thousands)
Definite-lived intangible assets (subject to amortization):
Patents	$48,540	$46,043
Purchased technology	929,646	815,088
Customer lists	4,149,003	3,823,907
	5,127,189	4,685,038
Accumulated amortization:
Patents	(39,661)	(37,977)
Purchased technology	(444,707)	(378,102)
Customer lists	(1,617,739)	(1,377,094)
	(2,102,107)	(1,793,173)
Net intangible assets subject to amortization	3,025,082	2,891,865
Indefinite-lived intangible assets (not subject to amortization):
Trademarks and trade names	1,103,312	1,023,308

	$4,128,394	$3,915,173
Amortization expense was $277.3 million, $247.7 million, and $215.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization expense for each of the next five years is expected to approximate $277 million per year, not considering the impact of potential future acquisitions.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. Other Consolidated Balance Sheet Information

	December 31,
	2025	2024
	(In thousands)
INVENTORIES, NET
Finished goods and parts	$112,300	$80,491
Work in process	179,792	171,084
Raw materials and purchased parts	814,313	770,138
	$1,106,405	$1,021,713
PROPERTY, PLANT AND EQUIPMENT, NET
Land	$69,751	$67,640
Buildings	493,275	449,314
Machinery and equipment	1,570,237	1,443,288
	2,133,263	1,960,242
Less: Accumulated depreciation	(1,278,048)	(1,141,631)
	$855,215	$818,611
ACCRUED LIABILITIES AND OTHER
Employee compensation and benefits	$239,916	$202,605
Product warranty obligation	44,738	38,555
Realignment	70,371	55,175
Short term lease liability	61,133	54,736
Other	120,810	121,855
	$536,968	$472,926

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
9. Income Taxes
The components of income before income taxes and the details of the provision for income taxes were as follows for the years ended December 31:

	2025	2024	2023
	(In thousands)
Income before income taxes:
Domestic	$1,062,732	$991,681	$1,026,113
Foreign	735,607	669,858	580,299
Total	$1,798,339	$1,661,539	$1,606,412
Provision for income taxes:
Current:
Federal	$167,392	$120,367	$206,477
Foreign	197,051	155,055	144,476
State	24,470	22,936	34,173
Total current	388,913	298,358	385,126
Deferred:
Federal	(32,883)	(437)	(69,956)
Foreign	(26,329)	(14,317)	(15,113)
State	(11,504)	1,811	(6,833)
Total deferred	(70,716)	(12,943)	(91,902)
Total provision	$318,197	$285,415	$293,224

Significant components of the deferred tax (asset) liability were as follows at December 31:

	2025	2024
	(In thousands)
Non-current deferred tax (asset) liability:
Differences in basis of property and accelerated depreciation (1)	$44,913	$49,513
Reserves not currently deductible	(127,953)	(117,420)
Pensions	102,992	89,508
Differences in basis of intangible assets and accelerated amortization	838,916	849,768
Net operating loss carryforwards	(159,047)	(116,611)
Share-based compensation	(14,973)	(14,614)
Foreign Tax Credit Carryforwards	(9,375)	(2,840)
Unremitted earnings	20,127	13,906
Other	(54,295)	(19,626)
	641,305	731,584
Less: Valuation allowance	33,547	21,305
	674,852	752,889
Portion included in non-current assets	114,063	78,141
Gross non-current deferred tax liability	$788,915	$831,030
______________________
(1)Presented net of deferred tax assets of approximately $59.5 million and $48.8 million at December 31, 2025 and 2024, respectively, resulting from lease obligations.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company’s effective tax rate reconciles to the U.S. Federal statutory rate as follows for the years ended December 31 (amounts in thousands):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal statutory tax rate	$377,651	21.0%	$348,923	21.0%	$337,346	21.0%
State and local income taxes, net of federal income tax effects(1)	7,286	0.4	22,876	1.4	20,431	1.3
Foreign Tax Effects
Luxembourg
Nontaxable or Nondeductible items
Treaty Exempt Earnings	(36,704)	(2.0)	(31,542)	(1.9)	(21,435)	(1.3)
Other Adjustments
Pillar Two Min. Tax	17,300	0.9	3,000	0.2	—	—
Other	1,435	0.1	—	—	—	—
Other foreign jurisdictions	13,826	0.8	25,650	1.5	17,192	1.0
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of Cross-Border tax laws
Global intangible low-taxed income / Subpart F	3,140	0.1	9,754	0.6	1,553	0.1
Foreign-derived intangible income	(34,515)	(1.9)	(35,937)	(2.2)	(35,840)	(2.2)
Cross-border financing	(38,133)	(2.1)	(35,676)	(2.1)	(33,264)	(2.1)
Platform Contribution Transaction	—	—	20,790	1.3	—	—
Tax Credits
Research and development tax credits	(16,547)	(0.9)	(20,860)	(1.3)	(16,652)	(1.0)
Changes in valuation allowances	—	—	—	—	—	—
Nontaxable or Nondeductible items
Other	1,991	0.1	(1,533)	(0.1)	(4,721)	(0.3)
Changes in Unrecognized Tax Benefits	23,187	1.3	(19,078)	(1.1)	27,672	1.7
Other Adjustments
Other	(1,720)	(0.1)	(952)	(0.1)	942	0.1
Effective Tax Rate	$318,197	17.7%	$285,415	17.2%	$293,224	18.3%
_________________
(1)State taxes in California, Illinois, New Jersey, New Hampshire, Massachusetts, and Minnesota make up the majority (greater than 50 percent) of the tax effect in this category.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cash paid for income taxes (net of refunds) are as follows for the years ended December 31:

	2025	2024	2023
	(in thousands)
US Federal	$198,247	$132,795	$190,259

US State and Local
Other (1)	28,826	30,257	32,539

Foreign
United Kingdom	29,691	30,124	27,175
Germany	50,292	32,051	32,033
Canada	37,813	27,797	12,886
Other	59,294	47,205	39,954
Total	$404,163	$300,229	$334,846
_________________
(1)No individual state meets the 5% disaggregation threshold
The Company elected to pay the cash tax cost of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries over an eight-year period. As of December 31, 2025, the Company has a remaining cash tax obligation of $15.2 million, all of which is classified as current.
The Company has evaluated the impact of the global intangible low-taxed income (“GILTI”) section of the Tax Act and has made a tax accounting policy election to record the annual tax cost of GILTI as a current period expense when incurred and, as such, will not be measuring an impact of GILTI in its determination of deferred taxes.
The Company intends to reinvest its earnings indefinitely in operations outside the United States except to the extent of the previously taxed earnings and profits ("PTEP") . There has been no provision for U.S. deferred income taxes for the undistributed earnings over PTEP at December 31, 2025 and 2024. The determination of this unrecognized deferred tax liability at each balance sheet date is not practicable.
As of December 31, 2025, and 2024, the Company recorded deferred income taxes totaling $20.1 million and $13.9 million respectively in state income and foreign withholding taxes expected to be incurred when the cash amounts related to the previously taxed income are ultimately repatriated to the U.S.
The Company is acquisitive and at times acquires entities with tax attributes (net operating losses or tax credits) that carry over to post-acquisition tax periods of the Company. At December 31, 2025, the Company had tax effected benefits, net of uncertain tax positions of $159.0 million related to net operating loss carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This amount includes net operating loss carryforwards of $5.8 million for federal income tax purposes with no valuation allowance; $17.5 million for state income tax purposes with a valuation allowance of $4.1 million, and $135.7 million for foreign income tax purposes with a valuation allowance of $14.9 million. The state net operating loss carryforwards, if not used, will expire between 2026 and 2045. The majority of the federal and foreign net operating loss carryforwards can be carried forward indefinitely with the remaining portion set to expire between 2031 and 2045, if not used.
At December 31, 2025, the Company had tax effected benefits of $30.5 million related to tax credit carryforwards, which will be available to offset future income taxes payable, subject to certain annual or other limitations based on foreign and U.S. tax laws. This includes federal tax credit carryforwards of $16.5 million with no valuation allowance, $11.7 million for state income tax purposes with a valuation allowance of $8.5 million, and

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$2.3 million for foreign income tax purposes with a valuation allowance of $0.6 million. These tax credit carryforwards, if not used, will expire between 2026 and 2045.
The Company maintains a valuation allowance to reduce certain deferred tax assets to amounts that are more likely than not to be realized. This allowance relates to deferred tax assets established for federal, state, and foreign net operating losses, credit carryforwards, and other miscellaneous timing items. In 2025, the Company recorded a net increase of $12.2 million in the valuation allowance.
The increase in the valuation allowance primarily relates to $9.3 million recorded against foreign NOL which have been deemed more likely than not to go unused.
At December 31, 2025, the Company had gross unrecognized tax benefits of $229.3 million, of which $186.5 million, if recognized, would impact the effective tax rate. At December 31, 2024, the Company had gross unrecognized tax benefits of $201.6 million, of which $158.2 million, if recognized, would impact the effective tax rate.
At December 31, 2025 and 2024, the Company reported $23.2 million and $15.3 million, respectively, related to interest and penalty exposure as accrued income tax expense in the consolidated balance sheet. During 2025, the Company recognized a net expense of $7.9 million, and in 2024 a net benefit of $3.0 million, for interest and penalties related to uncertain tax positions in the consolidated statement of income as a component of income tax expense.
Approximately 46% of the Company’s overall tax liability is incurred in the United States. The Company files income tax returns in various other state and foreign tax jurisdictions, in some cases for multiple legal entities per jurisdiction. Generally, the Company has open tax years subject to tax audit on average of between three and six years in these jurisdictions. The Company has not materially extended any other statutes of limitation for any significant location and has reviewed and accrued for, where necessary, tax liabilities for open periods including state and foreign jurisdictions that remain subject to examination. There have been no penalties asserted or imposed by the IRS related to substantial understatement of income, gross valuation misstatement or failure to disclose a listed or reportable transaction.
During 2025, the Company added $65.4 million of tax, interest and penalties related to identified uncertain tax positions and reversed $29.9 million of tax and interest related to statute expirations and settlement of prior uncertain positions. During 2024, the Company added $65.5 million of tax, interest and penalties related to identified uncertain tax positions and reversed $100.5 million of tax and interest related to statute expirations and settlement of prior uncertain positions.
The following is a reconciliation of the liability for uncertain tax positions at December 31:

	2025	2024	2023
	(In millions)
Balance at the beginning of the year	$201.6	$233.5	$174.7
Additions for tax positions related to the current year	47.3	37.2	32.1
Additions for tax positions of prior years	5.1	18.1	34.0
Reductions for tax positions of prior years	(1.5)	(22.8)	(0.6)
Reductions related to settlements with taxing authorities	(0.4)	(1.3)	(0.1)
Reductions due to statute expirations	(22.8)	(63.1)	(6.6)
Balance at the end of the year	$229.3	$201.6	$233.5
In 2025, the additions above primarily reflect the increase in tax liabilities for uncertain tax positions related to higher transfer pricing risks, and incentives for R&D related activities. The reductions above primarily relate to statute expirations. The net increase of $27.7 million in uncertain tax positions resulted in an increase of

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
$25.8 million (including interest and penalties) to income tax expense and the remainder in other balance sheet accounts. At December 31, 2025, tax, interest and penalties of $247.9 million were classified as a non-current liability and $4.6 million was reflected as a reduction against deferred tax assets.
10. Debt
Long-term debt, net consisted of the following at December 31:

	2025	2024
	(In thousands)
U.S. dollar 3.91% senior notes due June 2025	$—	$50,000
U.S. dollar 3.96% senior notes due August 2025	—	100,000
U.S. dollar 4.18% senior notes due December 2025	—	275,000
U.S. dollar 3.83% senior notes due September 2026	100,000	100,000
U.S. dollar 4.32% senior notes due December 2027	250,000	250,000
U.S. dollar 4.37% senior notes due December 2028	50,000	50,000
U.S. dollar 3.98% senior notes due September 2029	100,000	100,000
U.S. dollar 4.45% senior notes due August 2035	50,000	50,000
British pound 2.59% senior note due November 2028	201,665	187,803
British pound 2.70% senior note due November 2031	100,847	93,917
Euro 1.34% senior notes due October 2026	352,017	310,514
Euro 1.71% senior notes due December 2027	88,008	77,628
Euro 1.53% senior notes due October 2028	234,701	207,011
Revolving credit facility borrowings	18,775	230,000
Commercial paper borrowings	740,000	—
Other, principally foreign	—	1,906
Less: Debt issuance costs	(2,704)	(4,058)
Total debt, net	2,283,309	2,079,721
Less: Current portion, net	(1,208,975)	(654,346)
Total long-term debt, net	$1,074,334	$1,425,375
Maturities of long-term debt borrowings outstanding at December 31, 2025 were as follows: $338.0 million in 2027; $486.4 million in 2028; $100.0 million in 2029; none in 2030; $100.8 million in 2031; and $49.1 million in 2032 and thereafter.
The weighted average interest rate on total debt borrowings outstanding at December 31, 2025 and 2024 was 3.2% and 3.4%, respectively.
Senior Note Repayments
In the fourth quarter of 2025, the Company paid in full, at maturity, a $275.0 million in aggregate principal amount of 4.18% senior notes. In the third quarter of 2025, the Company paid in full, at maturity, a $100.0 million in aggregate principal amount of 3.96% senior notes. In the second quarter of 2025, the Company paid in full, at maturity, a $50.0 million in aggregate principal amount of 3.91% senior notes. In the third quarter of 2024, the Company paid in full, at maturity, a $300.0 million in aggregate principal amount of 3.73% senior notes.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Senior Notes
In December 2018, the Company completed a private placement agreement to sell $575 million and 75 million Euros in senior notes to a group of institutional investors (the “2018 Private Placement”) utilizing two funding dates. The first funding occurred in December 2018 for $475 million and 75 million Euros ($88.0 million at December 31, 2025). The second funding was in January 2019 for $100 million. The 2018 Private Placement senior notes carry a weighted average interest rate of 3.93% and are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA (earnings before interest, income taxes, depreciation and amortization) and interest coverage ratios.
In September 2014, the Company issued $300 million in aggregate principal amount of 3.73% senior notes due September 2024 (paid in full, at maturity, as previously noted), $100 million in aggregate principal amount of 3.83% senior notes due September 2026 and $100 million in aggregate principal amount of 3.98% senior notes due September 2029. In June 2015, the Company issued $50 million in aggregate principal amount of 3.91% senior notes due June 2025 (paid in full, at maturity, as previously noted). In August 2015, the Company issued $100 million in aggregate principal amount of 3.96% senior notes due August 2025 (paid in full, at maturity, as previously noted) and $50 million in aggregate principal amount of 4.45% senior notes due August 2035.
In October 2016, the Company issued 300 million Euros ($352.0 million at December 31, 2025) in aggregate principal amount of 1.34% senior notes due October 2026 and 200 million Euros ($234.7 million at December 31, 2025) in aggregate principal amount of 1.53% senior notes due October 2028. In November 2016, the Company issued 150 million British pounds ($201.7 million at December 31, 2025) in aggregate principal amount of 2.59% senior notes due November 2028 and 75 million British pounds ($100.8 million at December 31, 2025) in aggregate principal amount of 2.70% senior notes due November 2031.
Short-Term borrowings
On May 12, 2022, the Company entered into a $2.3 billion, five-year revolving credit facility with a final maturity date in May 2027. The revolving credit facility total borrowing capacity excludes an accordion feature that permits the Company to request up to an additional $700 million in revolving credit commitments at any time during the life of the Credit Agreement under certain conditions. The credit agreement places certain restrictions on allowable additional indebtedness.
On January 6, 2025, the Company established a commercial paper program under which it may issue short-term, unsecured commercial paper notes. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed, with the aggregate face or principal amount of the notes outstanding under the commercial paper program at any time not to exceed $2.3 billion. The notes have maturities of up to 364 days from the date of issue. The Company intends the commercial paper program to provide additional financing flexibility for various purposes including acquisitions. The outstanding indebtedness of the Company under both the revolving credit facility and the commercial paper program will not exceed $2.3 billion at any time.
At December 31, 2025 and 2024, the Company had $18.8 million and $230.0 million of borrowings outstanding under the revolving credit facility, respectively. At December 31, 2025, the Company had $740.0 million of borrowings outstanding under the commercial paper program. At December 31, 2025, the Company had available borrowing capacity of $1,489.2 million under its revolving credit facility, excluding the $700 million accordion feature.
Interest rates on outstanding borrowings under the revolving credit facility are at the applicable benchmark rate plus a negotiated spread or at the U.S. prime rate. Outstanding borrowings under the commercial paper program are subject to floating interest rates. The weighted average interest rate on short-term borrowings for the years ended December 31, 2025 and 2024 was 4.45% and 6.31%, respectively. The Company had outstanding letters of credit primarily under the revolving credit facility totaling $52.0 million and $49.7 million at December 31, 2025 and 2024, respectively.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Foreign subsidiaries of the Company had available credit facilities with local foreign lenders of $99.6 million and $75.6 million at December 31, 2025 and 2024, respectively. At December 31, 2025, foreign subsidiaries had no debt borrowings outstanding. At December 31, 2024, foreign subsidiaries had $1.9 million of debt borrowings outstanding, which was reported in short-term borrowings.
Debt Covenants
The private placements, the senior notes and the revolving credit facility are subject to certain customary covenants, including financial covenants that, among other things, require the Company to maintain certain debt-to-EBITDA and interest coverage ratios. The Company was in compliance with all provisions of the debt arrangements at December 31, 2025.
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
Total share-based compensation expense was as follows for the years ended December 31:

	2025	2024	2023
	(In thousands)
Stock option expense	$11,820	$13,892	$14,284
Restricted stock expense	21,149	20,422	20,792
PRSU expense	14,798	13,549	11,123
Total pre-tax expense	$47,767	$47,863	$46,199
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Stock Options
The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the years indicated:

	2025	2024	2023
Expected volatility	22.7%	28.2%	26.0%
Expected term (years)	5.0	5.0	5.0
Risk-free interest rate	4.07%	4.31%	3.54%
Expected dividend yield	0.70%	0.62%	0.72%
Black-Scholes-Merton fair value per stock option granted	$46.21	$56.42	$38.11
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
The following is a summary of the Company’s stock option activity and related information for the year ended December 31, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at the beginning of the year	2,140	$114.33
Granted	268	176.08
Exercised	(408)	92.64
Forfeited	(48)	163.31
Expired	(2)	166.47
Outstanding at the end of the year	1,950	$126.07	6.1	$154.5
Exercisable at the end of the year	1,453	$111.40	5.2	$136.5
The aggregate intrinsic value of stock options exercised during 2025, 2024 and 2023 was $39.4 million, $73.5 million and $54.9 million, respectively. The total fair value of stock options vested during 2025, 2024 and 2023 was $13.7 million, $14.9 million and $12.8 million, respectively.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the Company’s non-vested stock option activity and related information for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested stock options outstanding at the beginning of the year	626	$44.32
Granted	268	46.21
Vested	(349)	39.39
Forfeited	(48)	44.48
Non-vested stock options outstanding at the end of the year	497	$48.63
As of December 31, 2025, there was approximately $13.8 million of expected future pre-tax compensation expense related to the 0.5 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of less than two years.
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

The following is a summary of the Company’s non-vested restricted stock activity and related information for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at the beginning of the year	277	$159.71
Granted	169	176.92
Vested	(135)	150.95
Forfeited	(31)	169.69
Non-vested restricted stock outstanding at the end of the year	280	$173.25
The total fair value of restricted stock vested during 2025, 2024 and 2023 was $20.5 million, $20.0 million and $20.5 million, respectively. The weighted average fair value of restricted stock granted per share during 2025 and 2024 was $176.92 and $181.74, respectively. As of December 31, 2025, there was approximately $30.4 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than two years.
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
The following is a summary of the Company’s non-vested performance restricted stock activity and related information for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at the beginning of the year	235	$150.92
Granted	93	172.64
Performance assumption change [1]	8	134.69
Vested	(92)	134.69
Forfeited	(4)	166.74
Non-vested performance restricted stock outstanding at the end of the year	240	$166.06
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of December 31, 2025, there was approximately $6.3 million of expected future pre-tax compensation expense related to the 0.2 million non-vested performance restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
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
The Company maintains contributory and non-contributory defined benefit pension plans. Benefits for eligible salaried and hourly employees under all defined benefit plans are funded through trusts established in conjunction with the plans. The Company’s funding policy with respect to its defined benefit plans is to contribute amounts that provide for benefits based on actuarial calculations and the applicable requirements of U.S. federal and local foreign laws. The Company estimates that it will make both required and discretionary cash contributions of approximately $6.5 million to $8.5 million to its worldwide defined benefit pension plans in 2026.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Company’s retirement and savings plan has an annual discretionary, non-elective Company contribution feature which varies by location. Under this feature, the Company decides annually whether to make contributions for eligible employees based on a percentage of the covered employee’s salary subject to pre-established vesting, employment, and hours requirements. Employees of certain of the Company’s foreign operations participate in various local defined contribution plans.
The Company has non-qualified unfunded retirement plans for certain Directors and retired employees. It also provides supplemental retirement benefits, through contractual arrangements and/or a Supplemental Executive Retirement Plan (“SERP”) covering certain current and former executives of the Company. These supplemental benefits are designed to compensate the executive for retirement benefits that would have been provided under the Company’s primary retirement plan, except for statutory limitations on compensation that must be taken into account under those plans. The plan permits deferred amounts to be deemed invested in either, or a combination of, an interest-bearing account, phantom mutual fund or collective investment trust accounts or the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount owed to participants is an unfunded and unsecured general obligation which is payable out of either the general assets of the Company or a grant of shares of the Company's common stock upon retirement or termination. The Company provides for these obligations by charges to earnings over the applicable periods.
The following tables set forth the changes in net projected benefit obligation and the fair value of plan assets for the funded and unfunded defined benefit plans for the years ended December 31:
U.S. Defined Benefit Pension Plans:

	2025	2024
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$346,308	$366,248
Service cost	1,007	1,177
Interest cost	19,203	18,998
Actuarial (gains) losses	7,312	(10,115)
Gross benefits paid	(29,951)	(30,000)
Net projected benefit obligation at the end of the year	$343,879	$346,308
Change in plan assets:
Fair value of plan assets at the beginning of the year	$617,436	$599,886
Actual return on plan assets	76,534	46,900
Employer contributions	611	650
Gross benefits paid	(29,951)	(30,000)
Fair value of plan assets at the end of the year	$664,630	$617,436

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Foreign Defined Benefit Pension Plans:

	2025	2024
	(In thousands)
Change in projected benefit obligation:
Net projected benefit obligation at the beginning of the year	$190,803	$215,482
Service cost	1,402	1,623
Interest cost	10,148	9,087
Foreign currency translation adjustments	16,096	(5,162)
Actuarial (gains) losses	(3,831)	(18,872)
Expenses paid from assets	(645)	(579)
Gross benefits paid	(11,462)	(10,776)
Net projected benefit obligation at the end of the year	$202,332	$190,803
Change in plan assets:
Fair value of plan assets at the beginning of the year	$165,767	$174,443
Actual return on plan assets	8,839	(2,327)
Employer contributions	7,850	8,044
Foreign currency translation adjustments	12,511	(3,038)
Expenses paid from assets	(645)	(579)
Gross benefits paid	(11,462)	(10,776)
Fair value of plan assets at the end of the year	$182,681	$165,767
The projected benefit obligation assumptions impacting net actuarial losses (gains) primarily consist of changes in discount and mortality rates.
The accumulated benefit obligation consisted of the following at December 31:
U.S. Defined Benefit Pension Plans:

	2025	2024
	(In thousands)
Funded plans	$337,772	$339,029
Unfunded plans	1,796	2,214
Total	$339,568	$341,243
Foreign Defined Benefit Pension Plans:

	2025	2024
	(In thousands)
Funded plans	$165,105	$155,368
Unfunded plans	36,092	35,246
Total	$201,197	$190,614

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Weighted average assumptions used to determine benefit obligations at December 31:

	2025	2024
U.S. Defined Benefit Pension Plans:
Discount rate	5.55%	5.74%
Rate of compensation increase (where applicable)	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	5.25%	5.20%
Rate of compensation increase (where applicable)	3.00%	3.00%
The following is a summary of the fair value of plan assets for U.S. plans at December 31:

	2025			2024
Asset Class	Total	Level 1	Level 2	Total	Level 1	Level 2
	(In thousands)
Corporate debt instruments	$—	$—	$—	$2,595	$—	$2,595
Corporate debt instruments – Preferred	—	—	—	18,027	—	18,027
Corporate stocks – Common	56,955	56,955	—	56,258	56,258	—
Municipal bonds	—	—	—	1,456	—	1,456
Registered investment companies	92,336	92,336	—	145,380	145,380	—
U.S. Government securities	—	—	—	1,141	—	1,141
Total investments	149,291	149,291	—	224,857	201,638	23,219
Investments measured at net asset value	515,339	—	—	392,579	—	—
Total investments	$664,630	$149,291	$—	$617,436	$201,638	$23,219
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
The expected long-term rate of return on these plan assets was 7.13% in 2025 and 7.46% in 2024. Equity securities included 174,936 shares of AMETEK, Inc. common stock with a market value of $35.9 million (5.4% of total plan investment assets) at December 31, 2025 and 200,057 shares of AMETEK, Inc. common stock with a market value of $36.1 million (5.8% of total plan investment assets) at December 31, 2024.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

The following is a summary of the fair value of plan assets for foreign defined benefit pension plans at December 31:

	2025		2024
Asset Class	Total	Level 3	Total	Level 3
	(In thousands)
Life insurance	$12,282	$12,282	$10,766	$10,766
Total investments	12,282	12,282	10,766	10,766
Investments measured at net asset value	170,399	—	155,001	—
Total investments	$182,681	$12,282	$165,767	$10,766
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

The following is a summary of the changes in the fair value of the foreign plans’ level 3 investments (fair value determined using significant unobservable inputs):

Life Insurance
(In thousands)
Balance, December 31, 2023	$12,619
Actual return on assets:
Unrealized losses relating to instruments still held at the end of the year	$(1,853)
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2024	$10,766
Actual return on assets:
Unrealized losses relating to instruments still held at the end of the year	$1,516
Realized gains (losses) relating to assets sold during the year	$—
Purchases, sales, issuances and settlements, net	$—
Balance, December 31, 2025	$12,282
The objective of the Company’s foreign defined benefit plans’ investment strategy is to maximize the long-term rate of return on plan investments, subject to a reasonable level of risk. Liability studies are also performed on a regular basis to provide guidance in setting investment goals with an objective to balance risks against the current

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
and future needs of the plans. The trustees consider the risk associated with the different asset classes, relative to the plans’ liabilities and how this can be affected by diversification, and the relative returns available on equities, mutual fund investments, real estate and cash. Also, the likely volatility of those returns and the cash flow requirements of the plans are considered. It is expected that equities will outperform mutual fund investments over the long term. However, the trustees recognize the fact that mutual fund investments may better match the liabilities for pensioners. Because of the relatively young active employee group covered by the plans and the immature nature of the plans, the trustees have chosen to adopt an asset allocation strategy more heavily weighted toward equity investments. This asset allocation strategy will be reviewed, from time to time, in view of changes in market conditions and in the plans’ liability profile. The target allocations for the foreign defined benefit plans are approximately 22% equity securities, 31% fixed income securities and 47% other securities, insurance or cash.

The assumption for the expected return on plan assets was developed based on a review of historical investment returns for the investment categories for the defined benefit pension assets. This review also considered current capital market conditions and projected future investment returns. The estimates of future capital market returns by asset class are lower than the actual long-term historical returns. Therefore, the assumed rate of return for U.S. plans is 7.18% and 6.26% for foreign plans in 2026.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets were as follows at December 31:
U.S. Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2025	2024	2025	2024
	(In thousands)
Benefit obligation	$1,796	$2,214	$1,796	$2,214
Fair value of plan assets	—	—	—	—
Foreign Defined Benefit Pension Plans:

	Projected Benefit Obligation Exceeds Fair Value of Assets		Accumulated Benefit Obligation Exceeds Fair Value of Assets
	2025	2024	2025	2024
	(In thousands)
Benefit obligation	$36,092	$35,435	$36,092	$35,246
Fair value of plan assets	2,408	2,316	2,408	2,316

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table provides the amounts recognized in the consolidated balance sheet at December 31:

	2025	2024
	(In thousands)
Funded status asset (liability):
Fair value of plan assets	$847,311	$783,203
Projected benefit obligation	(546,212)	(537,111)
Funded status at the end of the year	$301,099	$246,092
Amounts recognized in the consolidated balance sheet consisted of:
Non-current asset for pension benefits (other assets)	$336,715	$281,425
Current liabilities for pension benefits	(2,520)	(2,294)
Non-current liability for pension benefits	(33,096)	(33,039)
Net amount recognized at the end of the year	$301,099	$246,092

The following table provides the amounts recognized in accumulated other comprehensive income, net of taxes, at December 31:

Net amounts recognized:	2025	2024
	(In thousands)
Net actuarial loss	$137,383	$162,086
Prior service costs	1,523	1,519
Transition asset	—	1
Total recognized	$138,906	$163,606

The following table provides the components of net periodic pension benefit expense (income) for the years ended December 31:

	2025	2024	2023
	(In thousands)
Defined benefit plans:
Service cost	$2,409	$2,800	$2,820
Interest cost	29,352	28,085	30,209
Expected return on plan assets	(52,873)	(54,672)	(52,289)
Settlement	3	—	—
Amortization of:
Net actuarial loss	8,521	9,619	11,569
Prior service costs	106	103	101
Transition asset	1	1	1
Total net periodic benefit income	(12,481)	(14,064)	(7,589)

Other plans:
Defined contribution plans	45,456	44,898	43,044
Foreign plans and other	5,769	8,575	9,015
Total other plans	51,225	53,473	52,059
Total net pension expense	$38,744	$39,409	$44,470

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The total net periodic benefit expense (income) is included in Cost of sales, General and administrative expense and Other income and expense in the consolidated statement of income. Unrecognized gains and losses are amortized into future net periodic pension cost using the 10% corridor method over the expected remaining life of the employee group.
The following weighted average assumptions were used to determine the above net periodic pension benefit income for the years ended December 31:

	2025	2024	2023
U.S. Defined Benefit Pension Plans:
Discount rate	5.74%	5.38%	5.65%
Expected return on plan assets	7.13%	7.46%	7.59%
Rate of compensation increase (where applicable)	3.75%	3.75%	3.75%

Foreign Defined Benefit Pension Plans:
Discount rate	5.20%	4.36%	4.73%
Expected return on plan assets	5.78%	6.49%	6.41%
Rate of compensation increase (where applicable)	3.00%	3.00%	2.50%
Estimated Future Benefit Payments
The estimated future benefit payments for U.S. and foreign plans are as follows: 2026 – $43.6 million; 2027 – $43.4 million; 2028 – $43.8 million; 2029 – $43.4 million; 2030 – $43.0 million; 2031 to 2035 - $207.6 million. Future benefit payments primarily represent amounts to be paid from pension trust assets. Amounts included that are to be paid from the Company’s assets are not significant in any individual year.
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
The Company has a deferred compensation plan, which allows employees whose compensation exceeds the statutory IRS limit for retirement benefits to defer a portion of earned bonus compensation. The plan permits deferred amounts to be deemed invested in either, or a combination of, an interest-bearing account, phantom mutual fund accounts or the equivalent of a fund which invests in shares of the Company’s common stock on behalf of the employee. The amount owed to participants is an unfunded and unsecured general obligation which is payable out of either the general assets of the Company or a grant of shares of the Company's common stock. The amount deferred under the plan, including income earned, was $40.6 million and $44.5 million at December 31, 2025 and 2024, respectively. Administrative expense for the deferred compensation plan is borne by the Company and is not significant.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At December 31, 2025, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned”sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established sufficient to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at December 31, 2025 and 2024 were $37.4 million and $29.8 million, respectively, for both non-owned and owned sites. In 2025, the Company recorded $16.6 million in reserves. Additionally, in 2025 the Company spent $9.0 million on environmental matters. The total environmental expense is included in Other income and expense in the consolidated statement of income.
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

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
not expected to materially affect the consolidated results of operations, financial position or cash flows of the Company.
14. Leases and Other Commitments
Leases
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the years ended December 31, 2025 and 2024. Our leases have initial lease terms ranging from 1 month to 15 years.
The components of lease expense were as follows:

	2025	2024	2023
	(In thousands)
Operating lease cost	$78,596	$76,315	$63,049
Variable lease cost	14,296	11,730	11,384
Total lease cost	$92,892	$88,045	$74,433

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
	(In thousands)
Right of use assets, net	$273,142	$235,666
Lease liabilities included in Accrued liabilities and other	61,133	54,736
Lease liabilities included in Other long-term liabilities	227,066	190,017
Total lease liabilities	$288,199	$244,753

Supplemental cash flow information and other information related to leases was as follows for the year ended December 31,:

	2025	2024
	(In thousands)
Right-of-use assets obtained in exchange for new operating liabilities	$45,953	$44,079
Weighted-average remaining lease terms – operating leases (years)	6.58	6.49
Weighted-average discount rate – operating leases	4.88%	4.74%

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Maturities of lease liabilities as of December 31, 2025 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
2026	$71,442
2027	60,150
2028	48,078
2029	40,037
2030	32,999
Thereafter	84,734
Total lease payments	337,440
Less: imputed interest	49,241
$288,199
The Company does not have any significant leases that have not yet commenced.
Other Commitments
As of December 31, 2025, and 2024, the Company had $715.6 million and $761.9 million, respectively, in purchase obligations outstanding, which primarily consisted of contractual commitments to purchase certain inventories at fixed prices.
The Company does not provide significant guarantees on a routine basis. The Company primarily issues guarantees, stand-by letters of credit and surety bonds in the ordinary course of its business to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary’s stand-alone creditworthiness. The amounts subject to certain of these agreements vary depending on the covered contracts outstanding at any particular point in time. At December 31, 2025, the maximum amount of future payment obligations relative to these various guarantees was $320.9 million and the outstanding liability under certain of those guarantees was $197.9 million.
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
Reportable Segment Financial Information (in thousands):

	EMG	EIG	Corporate	Total Consolidated
2025
Net Sales	$2,482,016	$4,919,100	$—	$7,401,116
Cost of sales (1)	1,814,258	2,919,419	—	4,733,677
Selling expense	88,820	552,624	—	641,444
Segment Operating Income	578,938	1,447,057	—	2,025,995
Corporate G&A	—	—	115,678	115,678
Operating Income	578,938	1,447,057	(115,678)	1,910,317
Interest expense	—	—	(81,254)	(81,254)
Other (expense) income, net (2)	—	—	(30,724)	(30,724)
Income before Income Taxes	$578,938	$1,447,057	$(227,656)	$1,798,339

Depreciation	$61,986	$77,538	$6,012	$145,536
Amortization	90,546	186,722	—	277,268
Total depreciation and amortization	$152,532	$264,260	$6,012	$422,804

Research, Development & Engineering costs (3)	$81,879	$300,880	$—	$382,759

Assets	$4,827,118	$10,548,102	$692,323	$16,067,543
Capital Expenditures	$42,456	$61,569	$26,223	$130,248
(1)Includes $25.3 million in EIG of acquisition-related integration costs.
(2)Includes $12.0 million of acquisition-related transaction costs.
(3)Included in cost of sales.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	EMG	EIG	Corporate	Total Consolidated
2024
Net Sales	$2,281,265	$4,659,915	$—	$6,941,180
Cost of sales (1)	1,736,694	2,728,019	—	4,464,713
Selling expense	88,070	503,487	—	591,557
Segment Operating Income	456,501	1,428,409	—	1,884,910
Corporate G&A	—	—	105,348	105,348
Operating Income	456,501	1,428,409	(105,348)	1,779,562
Interest expense	—	—	(112,962)	(112,962)
Other (expense) income, net	—	—	(5,061)	(5,061)
Income before Income Taxes	$456,501	$1,428,409	$(223,371)	$1,661,539

Depreciation	$58,049	$71,351	$5,866	$135,266
Amortization	74,452	173,209	—	247,661
Total depreciation and amortization	$132,501	$244,560	$5,866	$382,927

Research, Development & Engineering costs (2)	$72,434	$299,441	$—	$371,875

Assets	$4,758,856	$9,302,031	$570,282	$14,631,169
Capital Expenditures (3)	$41,022	$58,859	$28,277	$128,158
(1)Includes $29.2 million in EMG in for Paragon acquisition-related integration costs.
(2)Included in cost of sales.
(3)Includes $1.1 million in EIG of acquired capital expenditures.

	EMG	EIG	Corporate	Total Consolidated
2023
Net Sales	$1,972,700	$4,624,250	$—	$6,596,950
Cost of sales	1,393,086	2,819,399	—	4,212,485
Selling expense	83,045	493,889	—	576,934
Segment Operating Income	496,569	1,310,962	—	1,807,531
Corporate G&A	—	—	100,072	100,072
Operating Income	496,569	1,310,962	(100,072)	1,707,459
Interest expense	—	—	(81,795)	(81,795)
Other income (expense), net	—	—	(19,252)	(19,252)
Income before Income Taxes	$496,569	$1,310,962	$(201,119)	$1,606,412

Depreciation	$40,443	$77,344	$4,715	$122,502
Amortization	43,471	171,663	—	215,134
Total depreciation and amortization	$83,914	$249,007	$4,715	$337,636

Research, Development & Engineering costs (1)	$68,960	$282,701	$—	$351,661

Assets	$4,957,944	$9,559,282	$506,307	$15,023,533
Capital Expenditures (2)	$272,060	$86,616	$12,385	$371,061
(1)Included in cost of sales.
(2)Includes $223.7 million in EMG and $11.1 million in EIG of acquired capital expenditures.

AMETEK, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Geographic Areas
Information about the Company’s operations in different geographic areas for the years ended December 31, 2025 and 2024 is shown below.

	2025	2024
	(In thousands)
Long-lived assets from continuing operations (excluding intangible assets):
United States	$598,310	$590,386
International(1):
United Kingdom	77,352	68,239
European Union countries	95,602	84,707
Asia	12,078	12,416
Other foreign countries	71,873	62,863
Total international	256,905	228,225
Total consolidated	$855,215	$818,611
_________________
(1)Represents long-lived assets of foreign-based operations only.
16. Additional Consolidated Income Statement and Cash Flow Information
Included in other income (expense), net are interest and other investment income of $6.7 million, $6.8 million and $12.0 million for 2025, 2024 and 2023, respectively. Cash paid for interest was $77.5 million, $113.9 million and $66.3 million in 2025, 2024 and 2023, respectively.
17. Stockholders’ Equity
In 2024, the Company repurchased approximately 1.3 million shares of its common stock for $223.1 million in cash under its share repurchase authorization. Effective February 7, 2025, the Company's Board of Directors approved a $1.25 billion share repurchase authorization. This new authorization replaces the previous $1 billion share repurchase authorization approved in May 2022. In 2025, the Company repurchased approximately 2.3 million shares of its common stock for $443.0 million in cash under its share repurchase authorization. At December 31, 2025, $807.0 million was available under the Company’s Board of Directors authorization for future share repurchases.
Effective February 7, 2025, the Company's Board of Directors approved an 11% increase in the quarterly cash dividend on its common stock to $0.31 per share from $0.28 per share.
At December 31, 2025, the Company held 41.4 million shares in its treasury at a cost of $2,544.5 million, compared with 39.4 million shares at a cost of $2,114.0 million at December 31, 2024. The number of shares outstanding at December 31, 2025 was 229.0 million shares, compared with 230.7 million shares at December 31, 2024.
Subsequent Event
Effective February 12, 2026, the Company's Board of Directors approved a 10% increase in the quarterly cash dividend on its common stock to $0.34 per share from $0.31 per share.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of December 31, 2025. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B.    Other Information
Insider Trading Arrangements and Policies

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders on May 7, 2026 to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.
Item 11.    Executive Compensation
The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders on May 7, 2026 to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders on May 7, 2026 to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders on May 7, 2026 to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this Item is set forth in our Proxy Statement for the Annual Meeting of Stockholders on May 7, 2026 to be filed with the SEC within 120 days of December 31, 2025 and is incorporated into this Annual Report on Form 10-K by reference.

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
(a)(3) Exhibits:

Exhibit Number	Description	Incorporated Herein by Reference to

3.1	Conformed Copy of Amended and Restated Certificate of Incorporation of AMETEK, Inc. as amended to and including May 9, 2019.	Exhibit 3.1 to 2024 Form 10-K, SEC File No. 1-12981.

3.2	By-Laws of AMETEK, Inc. as amended to and including November 9, 2018.	Exhibit 3.2 to Form 10-Q dated March 31, 2020, SEC File No. 1-12981.

4.1	Description of the Registrant's Securities	Exhibit 4.1 to 2024 Form 10-K, SEC File No. 1-12981.

4.3†	AMETEK, Inc. 2011 Omnibus Incentive Compensation Plan, dated as of May 3, 2011 (the “2011 Plan”).	Exhibit 4 to Form S-8 dated May 6, 2011, SEC File No. 1-12981.

4.4†	Amendment No. 1 to the 2011 Plan.	Exhibit 4.5 to 2012 Form 10-K, SEC File No. 1-12981.

4.5†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan	Exhibit 4.3 to Form S-8 dated May 8, 2020, No. 1-12981

10.1†	AMETEK, Inc. Retirement Plan for Directors, amended and restated effective January 1, 2005.	Exhibit 10.4 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

10.2†	AMETEK, Inc. Director’s Deferred Compensation Plan, amended and restated as of October 1, 2018.	Exhibit 10.1 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.4†	AMETEK Inc. Deferred Compensation Plan, amended and restated as of January 1, 2026.	Exhibit 10.1 to Form 10-Q dated September 30, 2025, SEC File No. 1-12981.

10.5†	AMETEK, Inc. 2004 Executive Death Benefit Plan, amended and restated effective January 1, 2017.	Exhibit 10.5 to 2016 Form 10-K, SEC File No. 1-12981.

10.6†	AMETEK, Inc. Directors’ Death Benefit Plan, effective January 1, 2005.	Exhibit 10.3 to Form 10-Q dated September 30, 2007, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to
10.8	Amended and Restated Termination and Change of Control Agreement between AMETEK, Inc. and a named executive, dated February 19, 2024.	Exhibit 10.8 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

10.9*	AMETEK, Inc. Retirement and Savings Plan, amended and restated as of January 1, 2025.

10.10†	AMETEK, Inc. Supplemental Executive Retirement Plan, amended and restated as of October 1, 2018.	Exhibit 10.3 to Form 10-Q dated September 30, 2018, SEC File No. 1-12981.

10.11*	Form of Executive Change of Control Separation Agreement for executive officers

10.12*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Stock Unit Award for performance stock unit awards after February 16, 2026 for Chief Executive Officer

10.13*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Stock Unit Award for performance stock unit awards after February 16, 2026 for US based executive officers

10.14*	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Stock Unit Award for performance stock unit awards after February 16, 2026 for non-US based executive officers

10.24	AMETEK, Inc. Note Purchase Agreement, as of September 30, 2014.	Exhibit 10.1 to Form 8-K dated October 2, 2014, SEC File No. 1-12981.

10.25	Amendment No. 1 to Note Purchase Agreement, as of October 31, 2016.	Exhibit 10.1 to Form 10-Q dated September 30, 2016, SEC File No. 1-12981.

10.26	AMETEK, Inc. Note Purchase Agreement, as of October 31, 2016.	Exhibit 10.1 to Form 8-K dated November 2, 2016, SEC File No. 1-12981.

10.27	AMETEK, Inc. 2018 Note Purchase Agreement, dated as of December 13, 2018.	Exhibit 10.1 to Form 8-K dated December 13, 2018, SEC File No. 1-12981.

10.28†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award for Chief Executive Officer	Exhibit 10.1 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.29†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Performance Restricted Stock Unit Award	Exhibit 10.2 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.30†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Chief Executive Officer	Exhibit 10.3 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.31†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award for Non-Employee Directors	Exhibit 10.4 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

Exhibit Number	Description	Incorporated Herein by Reference to

10.32†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Restricted Stock Award	Exhibit 10.5 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.33†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award for Chief Executive Officer	Exhibit 10.6 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.34†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award	Exhibit 10.7 to Form 10-Q dated March 31, 2021, SEC File No. 1-12981.

10.35†	Amendment No. 1 to AMETEK Inc. 2020 Omnibus Incentive Compensation Plan	Exhibit 10.35 to Form 10-K dated December 31, 2022, SEC File No. 1-12981.

10.36†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan, Form of Restricted Stock Unit Award for Non-U.S. Recipients	Exhibit 10.36 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

10.37†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan and 2020 France Option Sub-Plan Form of France Non-Qualified Stock Option Award	Exhibit 10.37 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

10.38†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award - 2024 version	Exhibit 10.38 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

10.39†	AMETEK, Inc. 2020 Omnibus Incentive Compensation Plan Form of Global Non-Qualified Stock Option Award for Chief Executive Officer - 2024 version	Exhibit 10.39 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

10.40
Amended and Restated Credit Agreement, dated as of May 12, 2022, by and among AMETEK, Inc., the Foreign Subsidiary Borrowers thereto, with the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., PNC Bank, National Association, Truist Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents.
Exhibit 10.1 to Form 8-K dated May 12, 2022, SEC File No. 1-12981.

10.41
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 17, 2024, by and among AMETEK, Inc., the Foreign Subsidiary Borrowers thereto, with the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., PNC Bank, National Association, Truist Bank and Wells Fargo Bank, National Association, as Co-Syndication Agents.
Exhibit 10.2 to Form 10-Q dated June 30, 2024, SEC File No. 1-12981.

19.1	Insider Trading and Information Policy	Exhibit 19.1 to the Form 10-K dated December 31, 2024, SEC File No. 1-12981.

21*	Subsidiaries of the Registrant.
23*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description	Incorporated Herein by Reference to
31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Executive Compensation Recoupment Policy in Restatement Situations	Exhibit 97.1 to Form 10-K dated December 31, 2023, SEC File No. 1-12981.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Date File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101).

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
Date : February 17, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. ZAPICO	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 17, 2026
David A. Zapico

/s/ DALIP M. PURI	Executive Vice President – Chief Financial Officer (Principal Financial Officer)	February 17, 2026
Dalip M. Puri

/s/ ROBERT J. AMODEI	Senior Vice President – Controller (Principal Accounting Officer)	February 17, 2026
Robert J. Amodei

/s/ THOMAS A. AMATO	Director	February 17, 2026
Thomas A. Amato

/s/ TOD E. CARPENTER	Director	February 17, 2026
Tod E. Carpenter

/s/ ANTHONY J. CONTI	Director	February 17, 2026
Anthony J. Conti

/s/ GRETCHEN W. MCCLAIN	Director	February 17, 2026
Gretchen W. McClain

/s/ KARLEEN M. OBERTON	Director	February 17, 2026
Karleen M. Oberton

/s/ DEAN SEAVERS	Director	February 17, 2026
Dean Seavers

/s/ SUZANNE L. STEFANY	Director	February 17, 2026
Suzanne L. Stefany