Form 10-Q
period 2026-03-31
AMETEK INC/
filed 2026-04-30
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at April 24, 2026 was 229,203,002 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,928,437	$1,731,971
Cost of sales	1,210,878	1,106,971
Selling, general and administrative	202,623	170,171
Total operating expenses	1,413,501	1,277,142
Operating income	514,936	454,829
Interest expense	(20,909)	(18,993)
Other (expense) income, net	(1,047)	(1,614)
Income before income taxes	492,980	434,222
Provision for income taxes	93,623	82,464
Net income	$399,357	$351,758
Basic earnings per share	$1.74	$1.52
Diluted earnings per share	$1.74	$1.52
Weighted average common shares outstanding:
Basic shares	228,903	230,668
Diluted shares	229,835	231,542
Dividends declared and paid per share	$0.34	$0.31
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$399,357	$351,758
Other comprehensive income (loss):
Amounts arising during the period – gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	(49,329)	65,778
Change in long-term intercompany notes	1,511	(3,116)
Net investment hedge instruments gain (loss), net of tax of $(4,397) and $8,099 for the quarter ended March 31, 2026 and 2025, respectively	14,010	(25,801)
Defined benefit pension plans:
Amortization of net actuarial loss, net of tax of $(167) and $(296) for the quarter ended March 31, 2026 and 2025, respectively	531	942
Other comprehensive (loss) income	(33,277)	37,803
Total comprehensive income	$366,080	$389,561

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$481,250	$457,951
Receivables, net	1,153,951	1,119,257
Inventories, net	1,143,418	1,106,405
Other current assets	358,889	336,229
Total current assets	3,137,508	3,019,842
Property, plant and equipment, net	840,388	855,215
Right of use assets, net	263,167	273,142
Goodwill	7,266,351	7,170,770
Other intangibles, net	4,165,088	4,128,394
Investments and other assets	637,033	620,180
Total assets	$16,309,535	$16,067,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$1,114,946	$1,208,975
Accounts payable	619,255	617,950
Customer advanced payments	463,706	396,177
Income taxes payable	91,169	82,682
Accrued liabilities and other	467,060	536,968
Total current liabilities	2,756,136	2,842,752
Long-term debt, net	1,062,603	1,074,334
Deferred income taxes	839,748	788,915
Other long-term liabilities	731,751	732,756
Total liabilities	5,390,238	5,438,757
Stockholders’ equity:
Common stock, $0.01 par value	2,728	2,725
Capital in excess of par value	1,314,400	1,317,288
Retained earnings	12,574,041	12,252,480
Accumulated other comprehensive loss	(432,497)	(399,220)
Treasury stock	(2,539,375)	(2,544,487)
Total stockholders’ equity	10,919,297	10,628,786
Total liabilities and stockholders’ equity	$16,309,535	$16,067,543
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total stockholders’ equity
Three months ended March 31, 2026
Balance at December 31, 2025	$2,725	$1,317,288	$12,252,480	$(399,220)	$(2,544,487)	$10,628,786
Net income	—	—	399,357	—	—	399,357
Shares issued	3	—	—	—	—	3
Issuance of common stock under employee stock plans	—	(12,596)	—	—	13,046	450
Share-based compensation expense	—	9,708	—	—	—	9,708
Cash dividends paid	—	—	(77,796)	—	—	(77,796)
Other comprehensive (loss) income	—	—	—	(33,277)	—	(33,277)
Purchase of treasury stock	—	—	—	—	(7,934)	(7,934)
Other	—	—	—	—	—	—
Balance at March 31, 2026	$2,728	$1,314,400	$12,574,041	$(432,497)	$(2,539,375)	$10,919,297

Three months ended March 31, 2025
Balance at December 31, 2024	$2,720	$1,264,670	$11,057,684	$(555,739)	$(2,114,031)	$9,655,304
Net income	—	—	351,758	—	—	351,758
Shares issued	2	—	—	—	—	2
Issuance of common stock under employee stock plans	—	(19,116)	—	—	13,152	(5,964)
Share-based compensation expense	—	9,464	—	—	—	9,464
Cash dividends paid	—	—	(71,455)	—	—	(71,455)
Other comprehensive (loss) income	—	—	—	37,803	—	37,803
Purchase of treasury stock	—	—	—	—	(6,966)	(6,966)
Other	—	—	—	—	—	—
Balance at March 31, 2025	$2,722	$1,255,018	$11,337,987	$(517,936)	$(2,107,845)	$9,969,946

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash provided by (used for):
Operating activities:
Net income	$399,357	$351,758
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	105,490	106,367
Deferred income taxes	16,062	(1,328)
Share-based compensation expense	9,708	9,464
Net change in assets and liabilities, net of acquisitions	(51,985)	(42,196)
Pension contributions	(1,412)	(1,462)
Other, net	(25,704)	(5,058)
Total operating activities	451,516	417,545
Investing activities:
Additions to property, plant and equipment	(25,468)	(23,069)
Purchases of businesses, net of cash acquired	(209,558)	(103,165)
Other, net	473	521
Total investing activities	(234,553)	(125,713)
Financing activities:
Net change in short-term borrowings	(82,689)	(185,093)
Repurchases of common stock	(27,935)	(18,011)
Cash dividends paid	(77,796)	(71,455)
Proceeds from stock option exercises	9,643	4,669
Other, net	(9,187)	(7,803)
Total financing activities	(187,964)	(277,693)
Effect of exchange rate changes on cash and cash equivalents	(5,700)	10,863
Increase (decrease) in cash and cash equivalents	23,299	25,002
Cash and cash equivalents:
Beginning of period	457,951	373,999
End of period	$481,250	$399,001
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2026, the consolidated results of its operations for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025 have been included. The Company has two reportable segments, Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”). The Company identifies its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission.
2.    Recent Accounting Pronouncements
Recent Accounting Pronouncements
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements ("ASU 2025-09"). The amendments in this update aim to better align financial reporting with an entity's risk management strategies. It makes improvements in five key areas to help entities achieve and maintain hedge accounting for highly effective economic hedges. Improvements include changes to similar risk assessment for cash flow hedges, a new model for Choose-Your-Rate debt instruments, a principles-based approach for nonfinancial forecasted transactions, clarification on net written options, and addressing the mismatch in dual-hedge accounting. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is evaluating the impact ASU 2025-09 may have on the Company's financial statement disclosures.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2026	2025
	(In thousands)
Contract assets—January 1	$159,896	$136,432
Contract assets – March 31	178,306	157,815
Change in contract assets – increase (decrease)	18,410	21,383
Contract liabilities – January 1	448,849	400,689
Contract liabilities – March 31	505,507	426,235
Change in contract liabilities – (increase) decrease	(56,658)	(25,546)
Net change	$(38,248)	$(4,163)
The net change for the three months ended March 31, 2026 was primarily driven by an increase in customer advance payments. For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $261.5 million and $182.5 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At March 31, 2026 and December 31, 2025, $41.8 million and $52.7 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations not expected to be completed within one year as of March 31, 2026 and December 31, 2025 were $684.7 million and $627.4 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three months ended March 31:

	Three months ended March 31, 2026
	EIG	EMG	Total
	(In thousands)
United States	$619,384	$385,391	$1,004,775
International(1):
United Kingdom	34,177	38,060	72,237
European Union countries	162,015	128,577	290,592
Asia	323,467	66,567	390,034
Other foreign countries	125,493	45,306	170,799
Total international	645,152	278,510	923,662
Consolidated net sales	$1,264,536	$663,901	$1,928,437
________________
(1)    Includes U.S. export sales of $533.4 million for the three months ended March 31, 2026.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

	Three months ended March 31, 2025
	EIG	EMG	Total
	(In thousands)
United States	$580,125	$347,405	$927,530
International(1):
United Kingdom	30,817	37,806	68,623
European Union countries	132,466	104,185	236,651
Asia	274,865	55,178	330,043
Other foreign countries	125,400	43,724	169,124
Total international	563,548	240,893	804,441
Consolidated net sales	$1,143,673	$588,298	$1,731,971
______________
(1)    Includes U.S. export sales of $470.0 million for the three months ended March 31, 2025.
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended March 31, 2026
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$891,630	$—	$891,630
Aerospace and power	372,906	196,595	569,501
Automation and engineered solutions	—	467,306	467,306
Consolidated net sales	$1,264,536	$663,901	$1,928,437

	Three months ended March 31, 2025
	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$776,871	$—	$776,871
Aerospace and power	366,802	171,908	538,710
Automation and engineered solutions	—	416,390	416,390
Consolidated net sales	$1,143,673	$588,298	$1,731,971
Timing of Revenue Recognition

	Three months ended March 31, 2026
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$1,001,212	$589,065	$1,590,277
Products and services transferred over time	263,324	74,836	338,160
Consolidated net sales	$1,264,536	$663,901	$1,928,437

	Three months ended March 31, 2025
	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$906,887	$533,408	$1,440,295
Products and services transferred over time	236,786	54,890	291,676
Consolidated net sales	$1,143,673	$588,298	$1,731,971

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
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

Changes in the accrued product warranty obligation were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Balance at the beginning of the period	$44,738	$38,555
Accruals for warranties issued during the period	3,809	5,167
Settlements made during the period	(4,931)	(4,846)
Warranty accruals related to acquired businesses and other during the period	(201)	1,345
Balance at the end of the period	$43,415	$40,221
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
At March 31, 2026, the Company had $1,154.0 million of accounts receivable, net of allowances of $13.5 million. At December 31, 2025, the Company had $1,119.3 million of accounts receivable, net of allowance of $13.7 million. Changes in the allowance were not material for the three months ended March 31, 2026.
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

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Weighted average shares:
Basic shares	228,903	230,668
Equity-based compensation plans	932	874
Diluted shares	229,835	231,542
The calculation of diluted earnings per share for the three months ended March 31, 2025 excluded an immaterial number of stock options because the exercise prices of these stock options exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive. There were no antidilutive shares for the three months ended March 31, 2026.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$8,244	$8,244	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$8,199	$8,199	$—	$—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the three months ended March 31, 2026 and 2025, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the three months ended March 31, 2026 and 2025.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at March 31, 2026 and December 31, 2025 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(1,508,804)	$(1,463,418)	$(1,527,238)	$(1,488,009)
The fair value of net short-term borrowings approximates the carrying value. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of March 31, 2026, these net investment hedges included British-pound-and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)
subsidiaries. The Company designated the British-pound- and Euro-denominated loans as hedging instruments to offset translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At March 31, 2026, the Company had $296.6 million of British-pound-denominated loans and $662.2 million in Euro-denominated loans, which were designated as a hedge against the net investment in British pound and Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $18.4 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the three months ended March 31, 2026.
7.    Inventories, net

	March 31, 2026	December 31, 2025
	(In thousands)
Finished goods and parts	$129,367	$112,300
Work in process	191,667	179,792
Raw materials and purchased parts	822,384	814,313
Total inventories, net	$1,143,418	$1,106,405
8.    Leases and Other Commitments
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the three months ended March 31, 2026 and 2025. The Company's leases have a weighted average remaining lease term of approximately seven years.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating lease cost	$21,200	$20,275
Variable lease cost	3,696	3,345
Total lease cost	$24,896	$23,620
Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Right of use assets, net	$263,167	$273,142
Lease liabilities included in Accrued Liabilities and other	61,031	61,133
Lease liabilities included in Other long-term liabilities	217,054	227,066
Total lease liabilities	$278,085	$288,199

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)
Maturities of lease liabilities as of March 31, 2026 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2026	$54,080
2027	62,473
2028	50,002
2029	41,905
2030	34,662
Thereafter	84,759
Total lease payments	327,881
Less: imputed interest	49,796
$278,085
The Company does not have any significant leases that have not yet commenced.
Other Commitments
In the ordinary course of its business, the Company issues guarantees, stand-by letters of credit and surety bonds to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary's stand-alone creditworthiness. At March 31, 2026, the maximum amount of future payment obligations relative to these various guarantees was $337.7 million and the outstanding liability under certain of those guarantees was $210.8 million.
9.    Acquisitions
The Company spent $209.6 million in cash, net of cash acquired, to acquire LKC Technologies ("LKC") in January 2026. LKC is a leading provider of innovative technologies to enable the effective diagnosis and management of ophthalmic conditions. LKC is part of EIG.
The following table represents the allocation of the purchase price for the net assets of the LKC acquisition based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$0.5
Goodwill	117.3
Other intangible assets	115.5
Deferred income taxes	(25.7)
Net working capital and other(1)	10.2
Total purchase price	$217.8
Less: Acquisition date fair value of cash acquired	(8.2)
Total cash paid	$209.6
________________
(1)Includes $1.3 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions. LKC's design and engineering capabilities complement the Company's existing ultra precision technologies business.
At March 31, 2026, the purchase price allocated to other intangible assets of $115.5 million consists of $21.0 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $94.5 million of other intangible assets consists of $73.5 million of customer relationships, which are being amortized over a period of 15 years, and $21.0 million of purchased technology, which is being amortized over a period of 15 years. Amortization expense for each of the next five years for the 2026 acquisition is expected to approximate $6 million per year.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)
The LKC acquisition had an immaterial impact on reported net sales, net income, and diluted earnings per share for the three months ended March 31, 2026. Had the acquisition been made at the beginning of 2026 or 2025, pro forma net sales, net income, and diluted earnings per share for the three months ended March 31, 2026 and 2025, would not have been materially different than the amounts reported.
The Company is in the process of finalizing the measurement of certain tangible assets and liabilities, including accounts receivable and inventory, as well as the associated income tax considerations, for its July 2025 acquisition of FARO Technologies. The Company is in the process of finalizing the measurement of the intangible assets and tangible assets and liabilities, as well as the associated income tax considerations, for its January 2026 acquisition of LKC.
In January 2025, the Company acquired Kern Microtechnik ("Kern"). The Kern acquisition included an $8.9 million estimated fair value contingent payment due upon Kern achieving certain cumulative revenue and EBITDA targets over the period January 1, 2025 to January 1, 2027. The contingent liability was based on a probabilistic approach using level 3 inputs. At March 31, 2026, there was no change to the estimated fair value of the contingent payment liability.
Acquisition subsequent to March 31, 2026
In April 2026, the Company entered into a definitive agreement to acquire First Aviation Services, Inc. ("First Aviation"), a leading provider of highly engineered, mission-critical defense and aviation maintenance, repair and overhaul services and a manufacturer of related proprietary components. First Aviation has annual sales of approximately $80 million. First Aviation will join the Electromechanical Group.
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2025	$5,008.2	$2,162.6	$7,170.8
Goodwill acquired from 2026 acquisitions	117.3	—	117.3
Purchase price allocation adjustments and other	(0.1)	—	(0.1)
Foreign currency translation adjustments	(15.0)	(6.6)	(21.6)
Balance at March 31, 2026	$5,110.4	$2,156.0	$7,266.4

11.    Income Taxes
The effective tax rate for the three months ended March 31, 2026 and 2025 was 19.0%.
At March 31, 2026, the Company had gross uncertain tax benefits of $239.5 million, of which $190.8 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2025	$229.3
Additions for tax positions	10.2
Reductions for tax positions	—
Balance at March 31, 2026	$239.5
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three months ended March 31, 2026 and 2025 were not significant.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)
The Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two initiative set a 15% global minimum tax for certain multinationals, effective January 1, 2024, in most countries where the Company operates. In January 2026, new OECD guidance proposed a Side‑by‑Side (“SbS”) framework to limit Pillar Two taxes for U.S.-parented groups. Relief is contingent upon the implementation of the SbS framework within each respective jurisdiction's domestic legislation. For the three months ended March 31, 2026, the Company has recorded any incremental top-up tax in its income tax expense, based on the currently enacted Pillar Two framework, in jurisdictions where the effective tax rate does not meet the 15% minimum threshold.
12.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Stock option expense	$2,822	$3,263
Restricted stock expense	5,262	5,055
Performance restricted stock unit expense	1,624	1,146
Total pre-tax expense	$9,708	$9,464
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
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Expected volatility	20.1%	22.7%
Expected term (years)	5.0	5.0
Risk-free interest rate	3.87%	4.07%
Expected dividend yield	0.64%	0.70%
Black-Scholes-Merton fair value per stock option granted	$51.29	$46.21

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)
The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2025	1,950	$126.07
Granted	234	212.77
Exercised	(83)	111.40
Forfeited	(10)	174.86
Outstanding at March 31, 2026	2,091	$136.12	6.3	$163.6
Exercisable at March 31, 2026	1,629	$119.29	5.4	$154.9
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 was $9.1 million. The total fair value of stock options vested during the three months ended March 31, 2026 was $11.7 million. As of March 31, 2026, there was approximately $21.9 million of expected future pre-tax compensation expense related to the 0.5 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2025	280	$173.25
Granted	138	213.45
Vested	(122)	167.48
Forfeited	(9)	176.96
Non-vested restricted stock outstanding at March 31, 2026	287	$194.98
The total fair value of restricted stock vested during the three months ended March 31, 2026 was $20.5 million. As of March 31, 2026, there was approximately $51.1 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)
Performance Restricted Stock Units
The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2025	240	$166.06
Granted	79	212.77
Performance assumption change [1]	2	138.46
Vested	(77)	138.46
Forfeited	(1)	163.73
Non-vested performance restricted stock outstanding at March 31, 2026	243	$189.78
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of March 31, 2026, there was approximately $23.3 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately one year.
13.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Defined benefit plans:
Service cost	$506	$572
Interest cost	7,132	7,175
Expected return on plan assets	(14,453)	(13,094)
Amortization of net actuarial loss and other	1,472	2,019
Pension income	(5,343)	(3,328)
Other plans:
Defined contribution plans	13,479	12,504
Foreign plans and other	1,744	1,804
Total other plans	15,223	14,308
Total net pension expense	$9,880	$10,980
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the three months ended March 31, 2026 and 2025, contributions to the Company’s defined benefit pension plans were $1.4 million and $1.5 million, respectively. The Company’s current estimate of 2026 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At March 31, 2026, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at March 31, 2026 and December 31, 2025 were $40.4 million and $37.4 million, respectively, for both non-owned and owned sites. For the three months ended March 31, 2026, the Company recorded $5.2 million in reserves. Additionally, the Company spent $2.2 million on environmental matters for the three months ended March 31, 2026.
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
March 31, 2026
(Unaudited)
15.    Reportable Segments
The Company has two reportable segments, Electronic Instruments Group and Electromechanical Group. The Company identifies its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.
Reportable Segment Financial Information (in thousands):

	Three Months Ended March 31, 2026
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$663,901	$1,264,536	$—	$1,928,437
Cost of sales (1)	470,092	740,786	—	1,210,878
Selling expense	23,043	149,812	—	172,855
Segment Operating Income	170,766	373,938	—	544,704
Corporate G&A	—	—	29,768	29,768
Operating Income	170,766	373,938	(29,768)	514,936
Interest expense	—	—	(20,909)	(20,909)
Other (expense) income, net	—	—	(1,047)	(1,047)
Income before Income Taxes	$170,766	$373,938	$(51,724)	$492,980

Depreciation	15,446	19,178	1,637	36,261
Amortization	18,403	50,826	—	69,229
Total depreciation and amortization	$33,849	$70,004	$1,637	$105,490

Research, Development & Engineering costs (2)	$22,531	$89,045	$—	$111,576

Assets	$4,871,662	$10,738,867	$699,006	$16,309,535
Capital Expenditures	$9,344	$12,841	$3,283	$25,468
(1)Includes $1.6 million of acquisition-related costs.
(2)Included in cost of sales.

AMETEK, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
(Unaudited)

	Three Months Ended March 31, 2025
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$588,298	$1,143,673	$—	$1,731,971
Cost of sales	437,788	669,183	—	1,106,971
Selling expense	21,792	120,440	—	142,232
Segment Operating Income	128,718	354,050	—	482,768
Corporate G&A	—	—	27,939	27,939
Operating Income	128,718	354,050	(27,939)	454,829
Interest expense	—	—	(18,993)	(18,993)
Other (expense) income, net	—	—	(1,614)	(1,614)
Income before Income Taxes	$128,718	$354,050	$(48,546)	$434,222

Depreciation	$15,393	$18,757	$1,436	$35,586
Amortization	26,643	44,138	—	70,781
Total depreciation and amortization	$42,036	$62,895	$1,436	$106,367

Research, Development & Engineering costs (1)	$21,243	$73,622	$—	$94,865

Assets	$4,807,148	$9,459,042	$610,906	$14,877,096
Capital Expenditures	$7,164	$10,403	$5,502	$23,069
(1)Included in cost of sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Trends
Recent geopolitical developments in the Middle East, including the conflict involving Iran, have contributed to increased uncertainty in global markets. Although we have limited Middle East sales exposure and do not have material operations or assets located in the region, we are not immune to the broader macroeconomic uncertainty an extended conflict may create on the global economy.

Our businesses have been proactive in addressing the impacts of tariffs, including targeted pricing initiatives, strategic adjustments to our global supply chains, and leveraging our worldwide manufacturing footprint to localize production and adapt to changing demand patterns. While recent tariff-related changes did not have a material impact on our results of operations for the three months ended March 31, 2026, as the situation continues to evolve, we cannot be certain of the outcome, which could adversely impact demand for our products, costs, inflation, customers, suppliers, and the overall global economy. We continue to monitor and analyze the impacts of the tariffs and the evolving macroeconomic environment and will continue to implement appropriate actions as necessary to mitigate their effects on our businesses.

Results of Operations
For the quarter ended March 31, 2026, the Company posted record operating income, orders, and backlog, as well as strong operating margins. Contributions from the acquisitions of FARO Technologies ("FARO") in July 2025 and LKC Technologies in January 2026 as well as our Operational Excellence initiatives had a positive impact on the first quarter of 2026 results. The Company recorded $1.6 million of pre-tax acquisition-related costs related to the FARO acquisition, which are comprised of ongoing integration costs, in the first quarter of 2026. These integration costs are recorded in Cost of sales and primarily include employee severance.
Results of operations for the first quarter of 2026 compared with the first quarter of 2025
Net sales for the first quarter of 2026 were $1,928.4 million, an increase of $196.4 million or 11.3%, compared with net sales of $1,732.0 million for the first quarter of 2025. The increase in net sales for the first quarter of 2026 was due to a 5% increase in organic sales, a 4% increase from acquisitions, as well as a 2% favorable effect of foreign currency translation.
Total international sales for the first quarter of 2026 were $923.7 million or 47.9% of net sales, an increase of $119.3 million or 14.8%, compared with international sales of $804.4 million or 46.4% of net sales for the first quarter of 2025. The increase in international sales was primarily driven by higher demand in Europe and Asia, as well as contributions from recent acquisitions.
Orders for the first quarter of 2026 were a record $2,217.6 million, an increase of $419.8 million or 23.3%, compared with $1,797.8 million for the first quarter of 2025. The increase in orders for the first quarter of 2026 was due to a 22% increase in organic orders, a 2% increase from acquisitions, partially offset by a 1% unfavorable effect of foreign currency translation. The Company's backlog of unfilled orders at March 31, 2026 was a record $3,870.7 million, an increase of $289.2 million or 8.1% compared with $3,581.5 million at December 31, 2025.
Cost of sales for the first quarter of 2026 was $1,210.9 million or 62.8% of net sales, an increase of $103.9 million or 9.4%, compared with $1,107.0 million or 63.9% of net sales for the first quarter of 2025. The cost of sales increase was primarily due to the net sales increase discussed above, partially offset by continued benefits from the Company's Operational Excellence initiatives.
Segment operating income for the first quarter of 2026 was $544.7 million, an increase of $61.9 million or 12.8%, compared with segment operating income of $482.8 million for the first quarter of 2025. Segment operating margins, as a percentage of net sales, increased to 28.2% for the first quarter of 2026, compared with 27.9% for the first quarter of 2025. In the first quarter of 2026, segment operating margins were negatively impacted 90 basis points by the dilutive impact of recent acquisitions and 10 basis points from acquisition-related costs. Excluding the dilutive impact of recent acquisitions and acquisition-related costs, segment operating margins increased 130 basis points compared to the first quarter of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the first quarter of 2026 were $202.6 million or 10.5% of net sales, an increase of $32.4 million or 19.1%, compared with $170.2 million or 9.8% of net sales for the first quarter of 2025. Selling expenses increased primarily due to the net sales increase discussed above, as well as higher selling expense related to recent acquisitions. General and administrative expenses for the first quarter of 2026 were $29.8 million, compared with $27.9 million for the first quarter of 2025.
Consolidated operating income was a record $514.9 million or 26.7% of net sales for the first quarter of 2026, an increase of $60.1 million or 13.2%, compared with $454.8 million or 26.3% of net sales for the first quarter of 2025. In the first quarter of 2026, operating margins were negatively impacted 80 basis points by the dilutive impact of recent acquisitions and 10 basis points from acquisition-related costs. Excluding the dilutive impact of recent acquisitions and acquisition-related costs, operating margins increased 130 basis points compared to the first quarter of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Interest expense for the first quarter of 2026 was $20.9 million, an increase of $1.9 million or 10.1%, compared with $19.0 million for the first quarter of 2025.
Other expense, net was $1.0 million for the first quarter of 2026, compared with $1.6 million of other expense, net for the first quarter of 2025.
The effective tax rate for the first quarter of 2026 and 2025 was 19.0%.
Net income for the first quarter of 2026 was $399.4 million, an increase of $47.6 million or 13.5%, compared with $351.8 million for the first quarter of 2025.
Diluted earnings per share for the first quarter of 2026 were a record $1.74, an increase of $0.22 or 14.5%, compared with $1.52 per diluted share for the first quarter of 2025.
Segment Results
EIG’s net sales totaled $1,264.5 million for the first quarter of 2026, an increase of $120.8 million or 10.6%, compared with $1,143.7 million for the first quarter of 2025. The net sales increase was due to a 2% organic sales increase, 7% increase from recent acquisitions, as well as a 1% favorable effect of foreign currency translation.
EIG’s operating income was $373.9 million for the first quarter of 2026, an increase of $19.8 million or 5.6%, compared with $354.1 million for the first quarter of 2025. EIG’s operating margins were 29.6% of net sales for the first quarter of 2026, compared with 31.0% for the first quarter of 2025. In the first quarter of 2026, EIG's operating margins were negatively impacted 140 basis points by the dilutive impact of recent acquisitions and 10 basis points from acquisition-related expenses. Excluding the dilutive impact of recent acquisitions and acquisition-related expenses, EIG's operating margins increased 10 basis points compared to the first quarter of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled a record $663.9 million for the first quarter of 2026, an increase of $75.6 million or 12.9%, compared with $588.3 million for the first quarter of 2025. The net sales increase was due to a 11% organic sales increase, as well as a 2% favorable effect of foreign currency translation.
EMG’s operating income was a record $170.8 million for the first quarter of 2026, an increase of $42.1 million or 32.7%, compared with $128.7 million for the first quarter of 2025. EMG’s operating margins were 25.7% of net sales for the first quarter of 2026, compared with 21.9% for the first quarter of 2025. EMG's operating margins increased 380 basis points compared to the first quarter of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $451.5 million for the first three months of 2026, an increase of $34.0 million or 8.1%, compared with $417.5 million for the first three months of 2025. The increase in cash provided by operating activities for the first three months of 2026 was primarily due to higher net income, partially offset by higher working capital requirements.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $426.0 million for the first three months of 2026, compared with $394.4 million for the first three months of 2025. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $618.3 million for the first three months of 2026, compared with $558.5 million for the first three months of 2025. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $234.6 million for the first three months of 2026, compared with cash used by investing activities of $125.7 million for the first three months of 2025. For the first three months of 2026, the Company paid $209.6 million, net of cash acquired, to purchase LKC Technologies. For the first three months of 2025, the Company paid $103.2 million, net of cash acquired, to purchase Kern Microtechnik. Additions to property, plant and equipment totaled $25.5 million for the first three months of 2026, compared with $23.1 million for the first three months of 2025.
Cash used by financing activities totaled $188.0 million for the first three months of 2026, compared with cash used by financing activities of $277.7 million for the first three months of 2025. At March 31, 2026, total debt, net was $2,177.5 million, compared with $2,283.3 million at December 31, 2025. For the first three months of 2026, total borrowings decreased by $82.7 million compared with a $185.1 million decrease for the first three months of 2025. At March 31, 2026, the Company had available borrowing capacity of $1,573.4 million under its revolving credit facility, excluding the $700 million accordion feature.
The debt-to-capital ratio was 16.6% at March 31, 2026, compared with 17.7% at December 31, 2025. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 13.4% at March 31, 2026, compared with 14.7% at December 31, 2025. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first three months of 2026 included cash dividends paid of $77.8 million, compared with $71.5 million for the first three months of 2025. Effective February 12, 2026, the Company’s Board of Directors approved an 10% increase in the quarterly cash dividend on the Company’s common stock to $0.34 per common share from $0.31 per common share. The Company repurchased $27.9 million of its common stock for the first three months of 2026, compared with $18.0 million for the first three months of 2025. Proceeds from stock option exercises were $9.6 million for the first three months of 2026, compared with $4.7 million for the first three months of 2025.
As a result of all of the Company’s cash flow activities for the first three months of 2026, cash and cash equivalents at March 31, 2026 totaled $481.3 million, compared with $458.0 million at December 31, 2025. At March 31, 2026, the Company had $380.5 million in cash outside the United States, compared with $374.5 million at December 31, 2025. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.
Acquisition subsequent to March 31, 2026
In April 2026, the Company entered into a definitive agreement to acquire First Aviation Services, Inc. ("First Aviation"), a leading provider of highly engineered, mission-critical defense and aviation maintenance, repair and overhaul services and a manufacturer of related proprietary components. First Aviation has annual sales of approximately $80 million. First Aviation will join the Electromechanical Group.
Critical Accounting Policies
The Company’s critical accounting policies are detailed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition of its Annual Report on Form 10-K for the year ended December 31, 2025. Primary disclosure of the Company’s significant accounting policies is also included in Note 1 to the Consolidated Financial Statements included in Part II, Item 8 of its Annual Report on Form 10-K.

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
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of March 31, 2026. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	—	$806,994,962
February 1, 2026 to February 28, 2026	—	—	—	806,994,962
March 1, 2026 to March 31, 2026	37,323	212.58	37,323	799,060,816
Total	37,323	$212.58	37,323
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
Item 5. Other Information
Insider Trading Arrangements and Policies

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

AMETEK, Inc.

	By:	/s/ ROBERT J. AMODEI
Robert J. Amodei
Senior Vice President – Controller
(Principal Accounting Officer)
April 30, 2026