Form 10-Q
period 2026-06-30
AMETEK INC/
filed 2026-08-04
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at July 28, 2026 was 229,261,244 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$2,044,397	$1,778,056	$3,972,834	$3,510,027
Cost of sales	1,309,356	1,142,167	2,520,234	2,249,138
Selling, general and administrative	206,848	174,263	409,471	344,434
Total operating expenses	1,516,204	1,316,430	2,929,705	2,593,572
Operating income	528,193	461,626	1,043,129	916,455
Interest expense	(30,101)	(16,857)	(51,010)	(35,850)
Other (expense) income, net	(5,720)	(2,600)	(6,767)	(4,214)
Income before income taxes	492,372	442,169	985,352	876,391
Provision for income taxes	85,476	83,802	179,099	166,266
Net income	$406,896	$358,367	$806,253	$710,125
Basic earnings per share	$1.78	$1.55	$3.52	$3.08
Diluted earnings per share	$1.77	$1.55	$3.51	$3.07
Weighted average common shares outstanding:
Basic shares	229,086	230,818	228,994	230,743
Diluted shares	229,855	231,472	229,845	231,507
Dividends declared and paid per share	$0.34	$0.31	$0.68	$0.62
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$406,896	$358,367	$806,253	$710,125
Other comprehensive income (loss):
Amounts arising during the period – gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	(16,487)	170,213	(65,817)	235,991
Change in long-term intercompany notes	554	(2,727)	2,066	(5,843)
Net investment hedge instruments gain (loss), net of tax of $(981) and $17,857 for the quarter ended June 30, 2026 and 2025, and $(5,378) and $25,956 for the six months ended June 30, 2026 and 2025, respectively	3,126	(56,893)	17,136	(82,694)
Defined benefit pension plans:
Amortization of net actuarial loss, net of tax of $(167) and $(296) for the quarter ended June 30, 2026 and 2025 and $(334) and $(592) for the six months ended June 30, 2026 and 2025, respectively	531	942	1,062	1,884
Other comprehensive (loss) income	(12,276)	111,535	(45,553)	149,338
Total comprehensive income	$394,620	$469,902	$760,700	$859,463

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$495,446	$457,951
Receivables, net	1,170,497	1,119,257
Inventories, net	1,195,383	1,106,405
Other current assets	365,475	336,229
Total current assets	3,226,801	3,019,842
Property, plant and equipment, net	850,173	855,215
Right of use assets, net	259,308	273,142
Goodwill	7,418,304	7,170,770
Other intangibles, net	4,191,606	4,128,394
Investments and other assets	648,521	620,180
Total assets	$16,594,713	$16,067,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$980,633	$1,208,975
Accounts payable	647,161	617,950
Customer advanced payments	453,623	396,177
Income taxes payable	73,601	82,682
Accrued liabilities and other	503,580	536,968
Total current liabilities	2,658,598	2,842,752
Long-term debt, net	1,055,541	1,074,334
Deferred income taxes	874,224	788,915
Other long-term liabilities	745,587	732,756
Total liabilities	5,333,950	5,438,757
Stockholders’ equity:
Common stock, $0.01 par value	2,729	2,725
Capital in excess of par value	1,339,427	1,317,288
Retained earnings	12,903,079	12,252,480
Accumulated other comprehensive loss	(444,773)	(399,220)
Treasury stock	(2,539,699)	(2,544,487)
Total stockholders’ equity	11,260,763	10,628,786
Total liabilities and stockholders’ equity	$16,594,713	$16,067,543
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total stockholders’ equity
Three Months Ended June 30, 2026
Balance at March 31, 2026	$2,728	$1,314,400	$12,574,041	$(432,497)	$(2,539,375)	$10,919,297
Net income	—	—	406,896	—	—	406,896
Shares issued	1	—	—	—	—	1
Issuance of common stock under employee stock plans	—	11,135	—	—	(158)	10,977
Share-based compensation expense	—	13,892	—	—	—	13,892
Cash dividends paid	—	—	(77,855)	—	—	(77,855)
Other comprehensive (loss) income	—	—	—	(12,276)	—	(12,276)
Purchase of treasury stock	—	—	—	—	(166)	(166)
Other	—	—	(3)	—	—	(3)
Balance at June 30, 2026	$2,729	$1,339,427	$12,903,079	$(444,773)	$(2,539,699)	$11,260,763

Three Months Ended June 30, 2025
Balance at March 31, 2025	$2,722	$1,255,018	$11,337,987	$(517,936)	$(2,107,845)	$9,969,946
Net income	—	—	358,367	—	—	358,367
Shares issued	1	—	—	—	—	1
Issuance of common stock under employee stock plans	—	7,928	—	—	(338)	7,590
Share-based compensation expense	—	12,849	—	—	—	12,849
Cash dividends paid	—	—	(71,505)	—	—	(71,505)
Other comprehensive (loss) income	—	—	—	111,535	—	111,535
Purchase of treasury stock	—	—	—	—	(111)	(111)
Other	—	—	—	—	—	—
Balance at June 30, 2025	$2,723	$1,275,795	$11,624,849	$(406,401)	$(2,108,294)	$10,388,672

See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity (continued)
(In thousands)
(Unaudited)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total stockholders’ equity
Six Months Ended June 30, 2026
Balance at December 31, 2025	$2,725	$1,317,288	$12,252,480	$(399,220)	$(2,544,487)	$10,628,786
Net income	—	—	806,253	—	—	806,253
Shares issued	4	—	—	—	—	4
Issuance of common stock under employee stock plans	—	(1,461)	—	—	12,888	11,427
Share-based compensation expense	—	23,600	—	—	—	23,600
Cash dividends paid	—	—	(155,651)	—	—	(155,651)
Other comprehensive (loss) income	—	—	—	(45,553)	—	(45,553)
Purchase of treasury stock	—	—	—	—	(8,100)	(8,100)
Other	—	—	(3)	—	—	(3)
Balance at June 30, 2026	$2,729	$1,339,427	$12,903,079	$(444,773)	$(2,539,699)	$11,260,763

Six Months Ended June 30, 2025
Balance at December 31, 2024	$2,720	$1,264,670	$11,057,684	$(555,739)	$(2,114,031)	$9,655,304
Net income	—	—	710,125	—	—	710,125
Shares issued	3	—	—	—	—	3
Issuance of common stock under employee stock plans	—	(11,188)	—	—	12,814	1,626
Share-based compensation expense	—	22,313	—	—	—	22,313
Cash dividends paid	—	—	(142,960)	—	—	(142,960)
Other comprehensive (loss) income	—	—	—	149,338	—	149,338
Purchase of treasury stock	—	—	—	—	(7,077)	(7,077)
Other	—	—	—	—	—	—
Balance at June 30, 2025	$2,723	$1,275,795	$11,624,849	$(406,401)	$(2,108,294)	$10,388,672

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash provided by (used for):
Operating activities:
Net income	$806,253	$710,125
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	211,421	214,068
Deferred income taxes	(8,362)	(39,069)
Share-based compensation expense	23,600	22,313
Loss (Gain) on sale of facilities	—	(91)
Net change in assets and liabilities, net of acquisitions	(77,450)	(121,101)
Pension contributions	(2,535)	(3,021)
Other, net	(17,717)	(6,590)
Total operating activities	935,210	776,634
Investing activities:
Additions to property, plant and equipment	(57,479)	(52,338)
Purchases of businesses, net of cash acquired	(424,484)	(104,110)
Proceeds from sale of facilities	—	200
Other, net	473	521
Total investing activities	(481,490)	(155,727)
Financing activities:
Net change in short-term borrowings	(208,689)	(202,653)
Repayments of long-term borrowings	—	(50,000)
Repurchases of common stock	(28,100)	(18,122)
Cash dividends paid	(155,651)	(142,960)
Proceeds from stock option exercises	20,800	12,343
Debt financing costs	(21,773)	—
Other, net	(14,695)	(8,016)
Total financing activities	(408,108)	(409,408)
Effect of exchange rate changes on cash and cash equivalents	(8,117)	34,214
Increase (decrease) in cash and cash equivalents	37,495	245,713
Cash and cash equivalents:
Beginning of period	457,951	373,999
End of period	$495,446	$619,712
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2026, the consolidated results of its operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025 have been included. The Company has two reportable segments, Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”). The Company identifies its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2026	2025
	(In thousands)
Contract assets—January 1	$159,896	$136,432
Contract assets – June 30	177,868	160,443
Change in contract assets – increase (decrease)	17,972	24,011
Contract liabilities – January 1	448,849	400,689
Contract liabilities – June 30	502,973	420,585
Change in contract liabilities – (increase) decrease	(54,124)	(19,896)
Net change	$(36,152)	$4,115
The net change for the six months ended June 30, 2026 was primarily driven by an increase in customer advance payments. For the six months ended June 30, 2026 and 2025, the Company recognized revenue of $307.1 million and $243.7 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At June 30, 2026 and December 31, 2025, $49.4 million and $52.7 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations not expected to be completed within one year as of June 30, 2026 and December 31, 2025 were $747.7 million and $627.4 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three and six months ended June 30:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$654,569	$426,174	$1,080,743	$1,273,953	$811,565	$2,085,518
International(1):
United Kingdom	27,756	35,810	63,566	61,933	73,870	135,803
European Union countries	163,094	128,060	291,154	325,109	256,637	581,746
Asia	336,784	81,842	418,626	660,251	148,409	808,660
Other foreign countries	138,950	51,358	190,308	264,443	96,664	361,107
Total international	666,584	297,070	963,654	1,311,736	575,580	1,887,316
Consolidated net sales	$1,321,153	$723,244	$2,044,397	$2,585,689	$1,387,145	$3,972,834
________________
(1)    Includes U.S. export sales of $570.5 million and $1,103.9 million for the three and six months ended June 30, 2026, respectively.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

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
______________
(1)    Includes U.S. export sales of $472.9 million and $942.9 million for the three and six months ended June 30, 2025.
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended June 30, 2026			Six months ended June 30, 2026
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$943,965	$—	$943,965	$1,835,595	$—	$1,835,595
Aerospace and power	377,188	221,918	599,106	750,094	418,513	1,168,607
Automation and engineered solutions	—	501,326	501,326	—	968,632	968,632
Consolidated net sales	$1,321,153	$723,244	$2,044,397	$2,585,689	$1,387,145	$3,972,834

	Three months ended June 30, 2025			Six months ended June 30, 2025
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$802,866	$—	$802,866	$1,579,737	$—	$1,579,737
Aerospace and power	356,705	180,723	537,428	723,507	352,631	1,076,138
Automation and engineered solutions	—	437,762	437,762	—	854,152	854,152
Consolidated net sales	$1,159,571	$618,485	$1,778,056	$2,303,244	$1,206,783	$3,510,027
Timing of Revenue Recognition

	Three months ended June 30, 2026			Six months ended June 30, 2026
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$1,065,967	$628,390	$1,694,357	$2,067,179	$1,217,455	$3,284,634
Products and services transferred over time	255,186	94,854	350,040	518,510	169,690	688,200
Consolidated net sales	$1,321,153	$723,244	$2,044,397	$2,585,689	$1,387,145	$3,972,834

	Three months ended June 30, 2025			Six months ended June 30, 2025
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$919,601	$564,030	$1,483,631	$1,826,488	$1,097,438	$2,923,926
Products and services transferred over time	239,970	54,455	294,425	476,756	109,345	586,101
Consolidated net sales	$1,159,571	$618,485	$1,778,056	$2,303,244	$1,206,783	$3,510,027

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
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

Changes in the accrued product warranty obligation were as follows:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Balance at the beginning of the period	$44,738	$38,555
Accruals for warranties issued during the period	8,576	9,970
Settlements made during the period	(9,482)	(9,418)
Warranty accruals related to acquired businesses and other during the period	(188)	2,123
Balance at the end of the period	$43,644	$41,230
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
At June 30, 2026, the Company had $1,170.5 million of accounts receivable, net of allowances of $14.4 million. At December 31, 2025, the Company had $1,119.3 million of accounts receivable, net of allowance of $13.7 million. Changes in the allowance were not material for the three and six months ended June 30, 2026.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Weighted average shares:
Basic shares	229,086	230,818	228,994	230,743
Equity-based compensation plans	769	654	851	764
Diluted shares	229,855	231,472	229,845	231,507
The calculation of diluted earnings per share for the three and six months ended June 30, 2025 excluded an immaterial number of stock options because the exercise prices of these stock options exceeded the average market price of the Company’s common shares, and the effect of their inclusion would have been antidilutive. There were no antidilutive shares for the three and six months ended June 30, 2026.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$8,789	$8,789	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$8,199	$8,199	$—	$—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the six months ended June 30, 2026 and 2025, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the six months ended June 30, 2026 and 2025.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at June 30, 2026 and December 31, 2025 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(1,504,731)	$(1,464,015)	$(1,527,238)	$(1,488,009)
The fair value of net short-term borrowings approximates the carrying value. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of June 30, 2026, these net investment hedges included British-pound and Euro-denominated long-term debt. These borrowings were designed to create net investment hedges in certain designated foreign subsidiaries. The Company designated the British-pound- and Euro-denominated loans as hedging instruments to offset

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)
translation gains or losses on the net investment due to changes in the British pound and Euro exchange rates. These net investment hedges are evidenced by management’s contemporaneous documentation supporting the hedge designation. Any gain or loss on the hedging instruments (the debt) following hedge designation is reported in accumulated other comprehensive income in the same manner as the translation adjustment on the hedged investment based on changes in the spot rate, which is used to measure hedge effectiveness.
At June 30, 2026, the Company had $298.3 million of British-pound-denominated loans and $656.4 million in Euro-denominated loans, which were designated as a hedge against the net investment in British pound and Euro functional currency foreign subsidiaries. As a result of the British-pound- and Euro-denominated loans designated and 100% effective as net investment hedges, $22.5 million of pre-tax currency remeasurement gains have been included in the foreign currency translation component of other comprehensive income for the six months ended June 30, 2026.
7.    Inventories, net

	June 30, 2026	December 31, 2025
	(In thousands)
Finished goods and parts	$106,701	$112,300
Work in process	202,826	179,792
Raw materials and purchased parts	885,856	814,313
Total inventories, net	$1,195,383	$1,106,405
8.    Leases and Other Commitments
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the six months ended June 30, 2026 and 2025. The Company's leases have a weighted average remaining lease term of approximately six years.
The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$21,752	$22,962	$42,952	$43,237
Variable lease cost	4,112	3,857	7,808	7,202
Total lease cost	$25,864	$26,819	$50,760	$50,439
Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Right of use assets, net	$259,308	$273,142
Lease liabilities included in Accrued Liabilities and other	61,826	61,133
Lease liabilities included in Other long-term liabilities	212,944	227,066
Total lease liabilities	$274,770	$288,199

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)
Maturities of lease liabilities as of June 30, 2026 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2026	$37,517
2027	68,429
2028	52,927
2029	43,994
2030	35,431
Thereafter	82,319
Total lease payments	320,617
Less: imputed interest	45,847
$274,770
The Company does not have any significant leases that have not yet commenced.
Other Commitments
In the ordinary course of its business, the Company issues guarantees, stand-by letters of credit and surety bonds to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary's stand-alone creditworthiness. At June 30, 2026, the maximum amount of future payment obligations relative to these various guarantees was $326.4 million and the outstanding liability under certain of those guarantees was $187.9 million.
9.    Acquisitions
The Company spent $424.5 million in cash, net of cash acquired, to acquire LKC Technologies ("LKC") in January 2026 and First Aviation Services, Inc. ("First Aviation") in May 2026. LKC is a leading provider of innovative technologies to enable the effective diagnosis and management of ophthalmic conditions. LKC is part of EIG. First Aviation is a leading provider of highly engineered, mission-critical defense and aviation maintenance, repair and overhaul services and a manufacturer of related proprietary components. First Aviation has annual sales of approximately $80 million. First Aviation is part of EMG.
The following table represents the allocation of the purchase price for the net assets of the LKC and First Aviation acquisitions based on the estimated fair values at acquisition (in millions):

Property, plant and equipment	$19.2
Goodwill	188.8
Other intangible assets	211.5
Deferred income taxes	(43.6)
Net working capital and other(1)	59.7
Total purchase price	$435.6
Less: Acquisition date fair value of cash acquired	(11.1)
Total cash paid	$424.5
________________
(1)Includes $7.1 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions. LKC's design and engineering capabilities complement the Company's existing ultra precision technologies business. First Aviation's proprietary products and services complement the Company's existing maintenance, repair and overhaul business.
At June 30, 2026, the purchase price allocated to other intangible assets of $211.5 million consists of $30.2 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $181.3 million of other intangible

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)
assets consists of $148.1 million of customer relationships, which are being amortized over a period of 17 to 20 years, and $33.2 million of purchased technology, which is being amortized over a period of 15 to 17 years. Amortization expense for each of the next five years for the 2026 acquisition is expected to approximate $10 million per year.
The LKC and First Aviation acquisitions had an immaterial impact on reported net sales, net income, and diluted earnings per share for the three and six months ended June 30, 2026. Had the acquisitions been made at the beginning of 2026 or 2025, pro forma net sales, net income, and diluted earnings per share for the three and six months ended June 30, 2026 and 2025, would not have been materially different than the amounts reported.
The Company finalized its measurements of tangible and intangible assets and liabilities, as well as the associated income tax considerations, for its July 2025 acquisition of FARO Technologies and its January 2026 acquisition of LKC, which had no material impact to the consolidated statement of income. The Company is in the process of finalizing the measurement of the intangible assets and tangible assets and liabilities, as well as the associated income tax considerations, for its May 2026 acquisition of First Aviation.
In January 2025, the Company acquired Kern Microtechnik ("Kern"). The Kern acquisition included an $8.9 million estimated fair value contingent payment due upon Kern achieving certain cumulative revenue and EBITDA targets over the period January 1, 2025 to January 1, 2027. The contingent liability was based on a probabilistic approach using level 3 inputs. At June 30, 2026, there was no material change to the estimated fair value of the contingent payment liability.
Indicor, LLC Agreement
On May 5, 2026, the Company announced that it has entered into a definitive agreement to acquire a portfolio of instrumentation business from Indicor, LLC ("Indicor Instrumentation") in an all-cash transaction valued at approximately $5.0 billion. Indicor Instrumentation is a collection of leading businesses that design and manufacture mission critical solutions for demanding industrial and scientific applications. Its products serve customers across end markets that align closely with the Company's existing portfolio of instrumentation businesses. Indicor Instrumentation has annual sales of approximately $1.1 billion. The transaction is subject to customary closing conditions, including applicable regulatory approvals, and is expected to close in the second half of 2026. Following closing of the transaction, the businesses will be integrated into EIG or EMG based on product offerings and market alignment.
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2025	$5,008.2	$2,162.6	$7,170.8
Goodwill acquired from 2026 acquisitions	126.0	62.8	188.8
Purchase price allocation adjustments and other	87.1	—	87.1
Foreign currency translation adjustments	(21.3)	(7.1)	(28.4)
Balance at June 30, 2026	$5,200.0	$2,218.3	$7,418.3

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)
11.    Income Taxes
The effective tax rate for the three months ended June 30, 2026 was 17.4%, compared with 19.0% for the three months ended June 30, 2025. The decrease in the quarterly effective tax rate primarily reflects favorable international tax planning initiatives and favorable return to provision adjustments.
At June 30, 2026, the Company had gross uncertain tax benefits of $243.3 million, of which $192.6 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2025	$229.3
Additions for tax positions	23.5
Reductions for tax positions	(9.5)
Balance at June 30, 2026	$243.3
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and six months ended June 30, 2026 and 2025 were not significant.
The Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two initiative set a 15% global minimum tax for certain multinationals, effective January 1, 2024, in most countries where the Company operates. In January 2026, new OECD guidance proposed a Side‑by‑Side (“SbS”) framework to limit Pillar Two taxes for U.S.-parented groups. Relief is contingent upon the implementation of the SbS framework within each respective jurisdiction's domestic legislation. For the six months ended June 30, 2026, the Company has recorded $12.5 million of top-up tax in its income tax expense, based on the currently enacted Pillar Two framework, in jurisdictions where the effective tax rate does not meet the 15% minimum threshold.
12.    Debt
On June 9, 2026, the Company, along with certain of its foreign subsidiaries, entered into an amended and restated revolving credit agreement (the “Revolving Credit Agreement”) and a separate term loan credit agreement (the “Term Loan Agreement”). The Revolving Credit Agreement increased the aggregate commitments from $2.3 billion to $3.5 billion and extended the maturity to June 9, 2031. The facility is subject to customary financial and restrictive covenants and may be used for general corporate purposes, including working capital, debt refinancing, and up to $1.0 billion to fund a portion of the consideration for the previously announced acquisition of Indicor Holdings, LLC (the “Indicor Acquisition”). At June 30, 2026, the Company had no borrowings outstanding under the revolver.

The Term Loan Agreement provides for a senior unsecured term loan facility of up to $4.0 billion, consisting of three tranches: $1.625 billion maturing three years after funding, $1.625 billion maturing four years after funding, and $750 million maturing five years after funding. Funding under the Term Loan Agreement is subject to customary conditions, including the consummation of the Indicor Acquisition, and the proceeds may be used solely to finance the acquisition. The term loans will be available in a single borrowing on the closing date of the Indicor Acquisition. At June 30, 2026, the Company had no borrowings outstanding under the term loans.

Both agreements contain customary affirmative and negative covenants, financial maintenance covenants, and events of default. Borrowings under the facilities bear interest at variable rates based on either a secured overnight financing rate (“SOFR”) or an alternate base rate, in each case plus an applicable margin determined by reference to the Company’s credit rating or leverage. The Company may prepay borrowings at any time without premium or penalty, subject to customary breakage costs.
In connection with entering into the purchase agreement for the Indicor Acquisition, the Company previously obtained $5.0 billion in bridge financing commitments. Upon execution of the Revolving Credit Agreement and the Term Loan Agreement, these bridge commitments were automatically reduced and terminated in full.
At June 30, 2026, the Company had $545.0 million outstanding under its commercial paper program.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

13.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Stock option expense	$2,553	$2,853	$5,375	$6,116
Restricted stock expense	5,914	5,270	11,176	10,325
Performance restricted stock unit expense	5,425	4,726	7,049	5,872
Total pre-tax expense	$13,892	$12,849	$23,600	$22,313
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
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Expected volatility	20.1%	22.7%
Expected term (years)	5.0	5.0
Risk-free interest rate	3.87%	4.07%
Expected dividend yield	0.64%	0.70%
Black-Scholes-Merton fair value per stock option granted	$51.29	$46.21

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2025	1,950	$126.07
Granted	234	212.77
Exercised	(180)	115.02
Forfeited	(25)	183.97
Outstanding at June 30, 2026	1,979	$136.59	6.1	$208.5
Exercisable at June 30, 2026	1,531	$119.35	5.2	$187.7
The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 was $20.4 million. The total fair value of stock options vested during the six months ended June 30, 2026 was $11.7 million. As of June 30, 2026,

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)
there was approximately $19.0 million of expected future pre-tax compensation expense related to the 0.5 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2025	280	$173.25
Granted	143	213.81
Vested	(125)	167.44
Forfeited	(19)	185.42
Non-vested restricted stock outstanding at June 30, 2026	279	$195.78
The total fair value of restricted stock vested during the six months ended June 30, 2026 was $21.0 million. As of June 30, 2026, there was approximately $45.1 million of expected future pre-tax compensation expense related to the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.

Performance Restricted Stock Units
The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2025	240	$166.06
Granted	79	212.77
Performance assumption change [1]	2	138.46
Vested	(77)	138.46
Forfeited	(5)	182.76
Non-vested performance restricted stock outstanding at June 30, 2026	239	$189.80
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of June 30, 2026, there was approximately $17.7 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)
14.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Defined benefit plans:
Service cost	$505	$596	$1,011	$1,168
Interest cost	7,121	7,325	14,253	14,500
Expected return on plan assets	(14,441)	(13,236)	(28,894)	(26,330)
Amortization of net actuarial loss and other	1,469	2,066	2,941	4,085
Pension income	(5,346)	(3,249)	(10,689)	(6,577)
Other plans:
Defined contribution plans	13,120	11,187	26,599	23,691
Foreign plans and other	1,857	1,184	3,601	2,988
Total other plans	14,977	12,371	30,200	26,679
Total net pension expense	$9,631	$9,122	$19,511	$20,102
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the six months ended June 30, 2026 and 2025, contributions to the Company’s defined benefit pension plans were $2.5 million and $3.0 million, respectively. The Company’s current estimate of 2026 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At June 30, 2026, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)
reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at June 30, 2026 and December 31, 2025 were $40.1 million and $37.4 million, respectively, for both non-owned and owned sites. For the six months ended June 30, 2026, the Company recorded $7.0 million in reserves. Additionally, the Company spent $4.3 million on environmental matters for the six months ended June 30, 2026.
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
Reportable Segment Financial Information (in thousands):

	Three Months Ended June 30, 2026
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$723,244	$1,321,153	$—	$2,044,397
Cost of sales (1)	509,125	800,231	—	1,309,356
Selling expense	24,802	151,200	—	176,002
Segment Operating Income	189,317	369,722	—	559,039
Corporate G&A	—	—	30,846	30,846
Operating Income	189,317	369,722	(30,846)	528,193
Interest expense (2)	—	—	(30,101)	(30,101)
Other (expense) income, net	—	—	(5,720)	(5,720)
Income before Income Taxes	$189,317	$369,722	$(66,667)	$492,372

Depreciation	15,732	19,417	1,655	36,804
Amortization	18,811	50,316	—	69,127
Total depreciation and amortization	$34,543	$69,733	$1,655	$105,931

Research, Development & Engineering costs (3)	$22,099	$88,822	$—	$110,921

Assets	$5,119,728	$10,684,591	$790,394	$16,594,713

Capital Expenditures	$10,908	$15,675	$5,428	$32,011
(1)Includes $16.2 million of acquisition-related costs.
(2)Includes $10.0 million of acquisition-related financing fees.
(3)Included in cost of sales.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

	Three Months Ended June 30, 2025
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$618,485	$1,159,571	$—	$1,778,056
Cost of sales	452,132	690,035	—	1,142,167
Selling expense	22,465	125,108	—	147,573
Segment Operating Income	143,888	344,428	—	488,316
Corporate G&A	—	—	26,690	26,690
Operating Income	143,888	344,428	(26,690)	461,626
Interest expense	—	—	(16,857)	(16,857)
Other (expense) income, net	—	—	(2,600)	(2,600)
Income before Income Taxes	$143,888	$344,428	$(46,147)	$442,169

Depreciation	$15,665	$19,130	$1,481	$36,276
Amortization	26,812	44,613	—	71,425
Total depreciation and amortization	$42,477	$63,743	$1,481	$107,701

Research, Development & Engineering costs (1)	$21,032	$73,195	$—	$94,227

Assets	$4,847,262	$9,541,110	$878,174	$15,266,546

Capital Expenditures	$10,193	$11,266	$7,810	$29,269
(1)Included in cost of sales.

	Six Months Ended June 30, 2026
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$1,387,145	$2,585,689	$—	$3,972,834
Cost of sales (1)	979,217	1,541,017	—	2,520,234
Selling expense	47,845	301,012	—	348,857
Segment Operating Income	360,083	743,660	—	1,103,743
Corporate G&A	—	—	60,614	60,614
Operating Income	360,083	743,660	(60,614)	1,043,129
Interest expense (2)	—	—	(51,010)	(51,010)
Other (expense) income, net	—	—	(6,767)	(6,767)
Income before Income Taxes	$360,083	$743,660	$(118,391)	$985,352

Depreciation	$31,178	$38,595	$3,292	$73,065
Amortization	37,214	101,142	—	138,356
Total depreciation and amortization	$68,392	$139,737	$3,292	$211,421

Research, Development & Engineering costs (3)	$44,630	$177,867	$—	$222,497

Capital Expenditures	$20,252	$28,516	$8,711	$57,479
(1)Includes $17.8 million of acquisition-related costs.
(2)Includes $10.0 million of acquisition-related financing fees.
(3)Included in cost of sales.

AMETEK, Inc.
Notes to Consolidated Financial Statements
June 30, 2026
(Unaudited)

	Six Months Ended June 30, 2025
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$1,206,783	$2,303,244	$—	$3,510,027
Cost of sales	889,920	1,359,218	—	2,249,138
Selling expense	44,257	245,548	—	289,805
Segment Operating Income	272,606	698,478	—	971,084
Corporate G&A	—	—	54,629	54,629
Operating Income	272,606	698,478	(54,629)	916,455
Interest expense	—	—	(35,850)	(35,850)
Other (expense) income, net	—	—	(4,214)	(4,214)
Income before Income Taxes	$272,606	$698,478	$(94,693)	$876,391

Depreciation	$31,058	$37,887	$2,917	$71,862
Amortization	53,455	88,751	—	142,206
Total depreciation and amortization	$84,513	$126,638	$2,917	$214,068

Research, Development & Engineering costs (1)	$42,275	$146,817	$—	$189,092

Capital Expenditures	$17,357	$21,669	$13,312	$52,338
(1)Included in cost of sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Trends
Recent geopolitical developments, including the conflict involving Iran, have contributed to increased uncertainty in global markets. Although we have limited Middle East sales exposure and do not have material operations or assets located in the region, we are not immune to the broader macroeconomic uncertainty an extended conflict may create on the global economy.

Our businesses have been proactive in addressing the impacts of tariffs, including targeted pricing initiatives, strategic adjustments to our global supply chains, and leveraging our worldwide manufacturing footprint to localize production and adapt to changing demand patterns. While recent tariff-related changes did not have a material impact on our results of operations for the six months ended June 30, 2026, as the situation continues to evolve, we cannot be certain of the outcome, which could adversely impact demand for our products, costs, inflation, customers, suppliers, and the overall global economy. We continue to monitor and analyze the impacts of the tariffs and the evolving macroeconomic environment and will continue to implement appropriate actions as necessary to mitigate their effects on our businesses.
Indicor, LLC Agreement
On May 5, 2026, the Company announced that it has entered into a definitive agreement to acquire a portfolio of instrumentation business from Indicor, LLC ("Indicor Instrumentation") in an all-cash transaction valued at approximately $5.0 billion. Indicor Instrumentation is a collection of leading businesses that design and manufacture mission critical solutions for demanding industrial and scientific applications. Its products serve customers across end markets that align closely with the Company's existing portfolio of instrumentation businesses. Indicor Instrumentation has annual sales of approximately $1.1 billion. The transaction is subject to customary closing conditions, including applicable regulatory approvals, and is expected to close in the second half of 2026. Following closing of the transaction, the businesses will be integrated into the Company's EIG or EMG based on product offerings and market alignment.
Results of Operations
For the quarter ended June 30, 2026, the Company posted record sales, operating income, net income, orders, and backlog, as well as strong operating margins. Contributions from the acquisitions of FARO Technologies ("FARO") in July 2025, LKC Technologies ("LKC") in January 2026, and First Aviation Services ("First Aviation") in May 2026, as well as our Operational Excellence initiatives had a positive impact on the second quarter of 2026 results. In the second quarter of 2026, the Company recorded $16.2 million of pre-tax acquisition-related costs related to the FARO, LKC, and First Aviation acquisitions, which are comprised of ongoing integration costs. These integration costs are recorded in Cost of sales and primarily include employee severance and fair-value inventory adjustments.
Results of operations for the second quarter of 2026 compared with the second quarter of 2025
Net sales for the second quarter of 2026 were a record $2,044.4 million, an increase of $266.3 million or 15.0%, compared with net sales of $1,778.1 million for the second quarter of 2025. The increase in net sales for the second quarter of 2026 was due to a 10% increase in organic sales, as well as a 5% increase from acquisitions.
Total international sales for the second quarter of 2026 were $963.7 million or 47.1% of net sales, an increase of $120.7 million or 14.3%, compared with international sales of $843.0 million or 47.4% of net sales for the second quarter of 2025. The increase in international sales was primarily driven by higher demand in Europe and Asia, as well as contributions from recent acquisitions.
Orders for the second quarter of 2026 were a record $2,284.0 million, an increase of $501.9 million or 28.2%, compared with $1,782.1 million for the second quarter of 2025. The increase in orders for the second quarter of 2026 was due to a 25% increase in organic orders and a 6% increase from acquisitions, partially offset by a 3% unfavorable effect of foreign currency translation. The Company's backlog of unfilled orders at June 30, 2026 was a record $4,110.2 million, an increase of $528.7 million or 14.8% compared with $3,581.5 million at December 31, 2025.
Cost of sales for the second quarter of 2026 was $1,309.4 million or 64.0% of net sales, an increase of $167.2 million or 14.6%, compared with $1,142.2 million or 64.2% of net sales for the second quarter of 2025. The cost of sales increase was primarily due to the net sales increase discussed above, partially offset by continued benefits from the Company's Operational Excellence initiatives.
Segment operating income for the second quarter of 2026 was $559.0 million, an increase of $70.7 million or 14.5%, compared with segment operating income of $488.3 million for the second quarter of 2025. Segment operating margins, as a percentage of net sales, decreased to 27.3% for the second quarter of 2026, compared with 27.5% for the second quarter of

2025. Operating income and operating margins for the second quarter of 2026 included $16.2 million of acquisition-related integration costs related to the FARO, LKC, and First Aviation acquisitions ("recent acquisitions"), which negatively impacted operating margins by 80 basis points. In the second quarter of 2026, segment operating margins were negatively impacted 80 basis points by the dilutive impact of recent acquisitions. Excluding the dilutive impact of recent acquisitions and acquisition-related costs, segment operating margins increased 140 basis points compared to the second quarter of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the second quarter of 2026 were $206.8 million or 10.1% of net sales, an increase of $32.5 million or 18.7%, compared with $174.3 million or 9.8% of net sales for the second quarter of 2025. Selling expenses increased primarily due to the net sales increase discussed above, as well as higher selling expense related to recent acquisitions. General and administrative expenses for the second quarter of 2026 were $30.8 million, compared with $26.7 million for the second quarter of 2025.
Consolidated operating income was $528.2 million or 25.8% of net sales for the second quarter of 2026, an increase of $66.6 million or 14.4%, compared with $461.6 million or 26.0% of net sales for the second quarter of 2025.
Interest expense for the second quarter of 2026 was $30.1 million, an increase of $13.2 million or 78.6%, compared with $16.9 million for the second quarter of 2025. Interest expense increased in the second quarter of 2026 primarily due to $10.0 million of fees associated with the bridge loan financing entered into in connection with the definitive agreement to acquire Indicor Instrumentation. The bridge loan was terminated in June 2026 following the execution of the Revolving Credit Agreement and the Term Loan Agreement. See Note 12 for additional information.
Other expense, net was $5.7 million for the second quarter of 2026, compared with $2.6 million of other expense, net for the second quarter of 2025.
The effective tax rate for the second quarter of 2026 was 17.4%, compared with 19.0% for the second quarter of 2025. The decrease in the quarterly effective tax rate was primarily driven by favorable international tax planning initiatives and favorable return to provision adjustments.
Net income for the second quarter of 2026 was a record $406.9 million, an increase of $48.5 million or 13.5%, compared with $358.4 million for the second quarter of 2025.
Diluted earnings per share for the second quarter of 2026 were a record $1.77, an increase of $0.22 or 14.2%, compared with $1.55 per diluted share for the second quarter of 2025.
Segment Results
EIG’s net sales totaled $1,321.2 million for the second quarter of 2026, an increase of $161.6 million or 13.9%, compared with $1,159.6 million for the second quarter of 2025. The net sales increase was due to a 7% organic sales increase as well as a 7% increase from recent acquisitions.
EIG’s operating income was $369.7 million for the second quarter of 2026, an increase of $25.3 million or 7.3%, compared with $344.4 million for the second quarter of 2025. EIG’s operating margins were 28.0% of net sales for the second quarter of 2026, compared with 29.7% for the second quarter of 2025. EIG's operating income and operating margins for the second quarter of 2026 included $15.0 million of acquisition-related integration costs related to the FARO and LKC acquisitions, which negatively impacted EIG's operating margins by 110 basis points. EIG's operating margins were negatively impacted 120 basis points in the second quarter of 2026 by the dilutive impact of recent acquisitions. Excluding the dilutive impact of recent acquisitions and acquisition-related costs, EIG's operating margins increased 60 basis points compared to the second quarter of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled a record $723.2 million for the second quarter of 2026, an increase of $104.7 million or 16.9%, compared with $618.5 million for the second quarter of 2025. The net sales increase was due to a 15% organic sales increase as well as a 2% increase from recent acquisitions.
EMG’s operating income was a record $189.3 million for the second quarter of 2026, an increase of $45.4 million or 31.6%, compared with $143.9 million for the second quarter of 2025. EMG’s operating margins were 26.2% of net sales for the second quarter of 2026, compared with 23.3% for the second quarter of 2025. EMG's operating income and operating margins for the second quarter of 2026 included $1.2 million of acquisition-related integration costs related to the First Aviation acquisition, which negatively impacted operating margins by 10 basis points. Excluding the impact of acquisition-related costs, EMG's operating margins increased 300 basis points compared to the second quarter of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Results of operations for the first six months of 2026 compared with the first six months of 2025
Net sales for the first six months of 2026 were $3,972.8 million, an increase of $462.8 million or 13.2%, compared with net sales of $3,510.0 million for the first six months of 2025. The increase in net sales for the first six months of 2026 was due to an 8% organic sales increase, as well as a 5% increase from acquisitions.
Total international sales for the first six months of 2026 were $1,887.3 million or 47.5% of net sales, an increase of $239.8 million or 14.6%, compared with international sales of $1,647.5 million or 46.9% of net sales for the first six months of 2025. The increase in international sales was primarily driven by increased demand in Europe and Asia, as well as contributions from recent acquisitions.
Orders for the first six months of 2026 were $4,501.5 million, an increase of $921.7 million or 25.7%, compared with $3,579.8 million for the first six months of 2025. The increase in orders for the first six months of 2026 was due to a 24% organic order increase, a 4% increase from acquisitions, partially offset by a 2% unfavorable effect of foreign currency translation.
Cost of sales for the first six months of 2026 was $2,520.2 million or 63.4% of net sales, an increase of $271.1 million or 12.1%, compared with $2,249.1 million or 64.1% of net sales for the first six months of 2025. The cost of sales increase was primarily due to the net sales increase discussed above, partially offset by continued benefits from the Company's Operational Excellence initiatives.
Segment operating income for the first six months of 2026 was $1,103.7 million, an increase of $132.6 million or 13.7%, compared with segment operating income of $971.1 million for the first six months of 2025. Segment operating margins, as a percentage of net sales, increased to 27.8% for the first six months of 2026, compared with 27.7% for the first six months of 2025. Operating income and operating margins for the first six months of 2026 included $17.8 million of acquisition-related integration costs related to the FARO, LKC, and First Aviation acquisitions ("recent acquisitions"), which negatively impacted operating margins by 40 basis points. Segment operating margins were negatively impacted 80 basis points in the first six months of 2026 by the dilutive impact of recent acquisitions. Excluding the dilutive impact of the recent acquisitions and acquisition-related costs, segment operating margins increased 130 basis points compared to the first six months of 2025, due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the first six months of 2026 were $409.5 million or 10.3% of net sales, an increase of $65.1 million or 18.9%, compared with $344.4 million or 9.8% of net sales for the first six months of 2025. Selling expenses increased primarily due to the net sales increase discussed above, as well as higher selling expense related to recent acquisitions. General and administrative expenses for the first six months of 2026 were $60.6 million, compared with $54.6 million for the first six months of 2025.
Consolidated operating income was $1,043.1 million or 26.3% of net sales for the first six months of 2026, an increase of $126.6 million or 13.8%, compared with $916.5 million or 26.1% of net sales for the first six months of 2025.
Interest expense for the first six months of 2026 was $51.0 million, an increase of $15.1 million or 42.2%, compared with $35.9 million for the first six months of 2025. Interest expense increased in the first six months of 2026 primarily due to $10.0 million of fees associated with the bridge loan financing entered into in connection with the definitive agreement to acquire Indicor Instrumentation. The bridge loan was terminated in June 2026 following the execution of the Revolving Credit Agreement and the Term Loan Agreement. See Note 12 for additional information.
Other expense, net was $6.8 million for the first six months of 2026, compared with $4.2 million of other expense, net for the first six months of 2025.
The effective tax rate for the first six months of 2026 was 18.2%, compared with 19.0% for the first six months of 2025. The lower effective tax rate in the first six months of 2026 was primarily attributable to favorable international tax planning initiatives and favorable return to provision adjustments.
Net income for the first six months of 2026 was $806.3 million, an increase of $96.2 million or 13.5%, compared with $710.1 million for the first six months of 2025.

Diluted earnings per share for the first six months of 2026 were $3.51, an increase of $0.44 or 14.3%, compared with $3.07 per diluted share for the first six months of 2025.
Segment Results
EIG’s net sales totaled $2,585.7 million for the first six months of 2026, an increase of $282.5 million or 12.3%, compared with $2,303.2 million for the first six months of 2025. The net sales increase was due to a 7% increase from acquisitions, as well as a 5% increase in organic sales.
EIG’s operating income was $743.7 million for the first six months of 2026, an increase of $45.2 million or 6.5%, compared with $698.5 million for the first six months of 2025. EIG’s operating margins were 28.8% of net sales for the first six months of 2026, compared with 30.3% for the first six months of 2025. EIG's operating income and operating margins for the first six months of 2026 included $16.6 million of acquisition-related integration costs related to the FARO and LKC acquisitions, which negatively impacted EIG's operating margins by 60 basis points. EIG's operating margins were negatively impacted 130 basis points in the first six months of 2026 by the dilutive impact of recent acquisitions. Excluding the dilutive impact of recent acquisitions and acquisition-related costs, EIG's operating margins increased 40 basis points in the first six months of 2026 compared to the first six months of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $1,387.1 million for the first six months of 2026, an increase of $180.4 million or 14.9%, compared with $1,206.8 million for the first six months of 2025. The net sales increase was due to a 13% increase in organic growth, a 1% increase from acquisitions, as well as a 1% favorable effect of foreign currency translation.
EMG’s operating income was $360.1 million for the first six months of 2026, an increase of $87.5 million or 32.1%, compared with $272.6 million for the first six months of 2025. EMG’s operating margins were 26.0% of net sales for the first six months of 2026, compared with 22.6% for the first six months of 2025. EMG's operating income and operating margins for the first six months of 2026 included $1.2 million of acquisition-related integration costs related to First Aviation. EMG's operating margins increased 340 basis points compared to the first six months of 2025, due to the sales increase discussed above, as well as to the continued benefits from the Company's Operational Excellence initiatives.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $935.2 million for the first six months of 2026, an increase of $158.6 million or 20.4%, compared with $776.6 million for the first six months of 2025. The increase in cash provided by operating activities for the first six months of 2026 was primarily due to higher net income, as well as reduced investments in working capital.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $877.7 million for the first six months of 2026, compared with $724.3 million for the first six months of 2025. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,245.7 million for the first six months of 2026, compared with $1,123.6 million for the first six months of 2025. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $481.5 million for the first six months of 2026, compared with cash used by investing activities of $155.7 million for the first six months of 2025. For the first six months of 2026, the Company paid $424.5 million, net of cash acquired, to purchase LKC Technologies in January 2026 and First Aviation Services, Inc. in May 2026. For the first six months of 2025, the Company paid $104.1 million, net of cash acquired, to purchase Kern Microtechnik. Additions to property, plant and equipment totaled $57.5 million for the first six months of 2026, compared with $52.3 million for the first six months of 2025.
Cash used by financing activities totaled $408.1 million for the first six months of 2026, compared with cash used by financing activities of $409.4 million for the first six months of 2025. At June 30, 2026, total debt, net was $2,036.2 million, compared with $2,283.3 million at December 31, 2025. For the first six months of 2026, total borrowings decreased by $208.7 million compared with a $252.7 million decrease for the first six months of 2025.
On June 9, 2026, the Company along with certain of its foreign subsidiaries entered into an amended and restated revolving credit agreement (the “Revolving Credit Agreement”) and a separate term loan credit agreement (the “Term Loan Agreement”). The Revolving Credit Agreement increased the aggregate commitments from $2.3 billion to $3.5 billion and extended the maturity to June 9, 2031. The facility is subject to customary financial and restrictive covenants and may be used for general corporate purposes, including working capital, debt refinancing, and up to $1.0 billion to fund a portion of the consideration for the previously announced acquisition of Indicor Holdings, LLC (the “Indicor Acquisition”). At June 30, 2026, the Company had available borrowing capacity of $2,904.2 million under its revolving credit facility.

The Term Loan Agreement provides for a senior unsecured term loan facility of up to $4.0 billion, consisting of three tranches: $1.625 billion maturing three years after funding, $1.625 billion maturing four years after funding, and $750 million maturing five years after funding. Funding under the Term Loan Agreement is subject to customary conditions, including the consummation of the Indicor Acquisition, and the proceeds may be used solely to finance the acquisition. The term loans will be available in a single borrowing on the closing date of the Indicor Acquisition. At June 30, 2026, the Company had no borrowings outstanding under the term loans.
The debt-to-capital ratio was 15.3% at June 30, 2026, compared with 17.7% at December 31, 2025. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 12.0% at June 30, 2026, compared with 14.7% at December 31, 2025. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first six months of 2026 included cash dividends paid of $155.7 million, compared with $143.0 million for the first six months of 2025. Effective February 12, 2026, the Company’s Board of Directors approved a 10% increase in the quarterly cash dividend on the Company’s common stock to $0.34 per common share from $0.31 per common share. The Company used $28.1 million to repurchase its common stock for the first six months of 2026, compared with $18.1 million for the first six months of 2025. Proceeds from stock option exercises were $20.8 million for the first six months of 2026, compared with $12.3 million for the first six months of 2025.
As a result of all of the Company’s cash flow activities for the first six months of 2026, cash and cash equivalents at June 30, 2026 totaled $495.4 million, compared with $458.0 million at December 31, 2025. At June 30, 2026, the Company had $440.1 million in cash outside the United States, compared with $374.5 million at December 31, 2025. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net income	$806.3	$710.1
Add (deduct):
Interest expense	51.0	35.9
Interest income	(2.2)	(2.8)
Income taxes	179.1	166.3
Depreciation	73.1	71.9
Amortization	138.4	142.2
Total adjustments	439.4	413.5
EBITDA	$1,245.7	$1,123.6
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

	Six Months Ended June 30,
	2026	2025
	(In millions)
Cash provided by operating activities	$935.2	$776.6
Deduct: Capital expenditures	(57.5)	(52.3)
Free cash flow	$877.7	$724.3
Net debt represents total debt, net minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. The following table presents the reconciliation of total debt, net reported in accordance with U.S. GAAP to net debt:

	June 30,	December 31,
	2026	2025
	(In millions)
Total debt, net	$2,036.2	$2,283.3
Less: Cash and cash equivalents	(495.4)	(458.0)
Net debt	1,540.8	1,825.3
Stockholders’ equity	11,260.8	10,628.8
Capitalization (net debt plus stockholders’ equity)	$12,801.6	$12,454.1
Net debt as a percentage of capitalization	12.0%	14.7%
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
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of June 30, 2026. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2026 to April 30, 2026	—	$—	—	$799,060,816
May 1, 2026 to May 31, 2026	—	—	—	799,060,816
June 1, 2026 to June 30, 2026	724	226.76	724	798,896,645
Total	724	$226.76	724
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
Item 5. Other Information
Insider Trading Arrangements and Policies

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
August 4, 2026