Form 10-Q
period 2026-09-30
AMETEK INC/
filed 2026-11-03
CIK 1037868

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The number of shares of the registrant’s common stock outstanding as of the latest practicable date was: Common Stock, $0.01 Par Value, outstanding at October 29, 2026 was 229,317,998 shares.

AMETEK, Inc.
Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMETEK, Inc.
Consolidated Statement of Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$2,220,306	$1,892,641	$6,193,140	$5,402,668
Cost of sales	1,409,872	1,206,505	3,930,106	3,455,643
Selling, general and administrative	225,485	197,756	634,956	542,190
Total operating expenses	1,635,357	1,404,261	4,565,062	3,997,833
Operating income	584,949	488,380	1,628,078	1,404,835
Interest expense	(39,822)	(22,514)	(90,832)	(58,364)
Other (expense) income, net	(23,212)	(17,901)	(29,979)	(22,115)
Income before income taxes	521,915	447,965	1,507,267	1,324,356
Provision for income taxes	95,615	76,549	274,714	242,815
Net income	$426,300	$371,416	$1,232,553	$1,081,541
Basic earnings per share	$1.86	$1.61	$5.38	$4.69
Diluted earnings per share	$1.85	$1.60	$5.36	$4.67
Weighted average common shares outstanding:
Basic shares	229,159	230,733	229,049	230,740
Diluted shares	230,040	231,670	229,910	231,561
Dividends declared and paid per share	$0.34	$0.31	$1.02	$0.93
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$426,300	$371,416	$1,232,553	$1,081,541
Other comprehensive income (loss):
Amounts arising during the period – gains (losses), net of tax (expense) benefit:
Foreign currency translation:
Translation adjustments	49,514	(34,294)	(16,302)	201,697
Change in long-term intercompany notes	(1,628)	144	437	(5,699)
Net investment hedge instruments gain (loss), net of tax of $(6,385) and $(2,022) for the quarter ended September 30, 2026 and 2025, and $(11,763) and $23,934 for the nine months ended September 30, 2026 and 2025, respectively	20,342	6,441	37,478	(76,253)
Defined benefit pension plans:
Amortization of net actuarial loss, net of tax of $(167) and $(296) for the quarter ended September 30, 2026 and 2025 and $(501) and $(888) for the nine months ended September 30, 2026 and 2025, respectively	531	942	1,593	2,826
Other comprehensive (loss) income	68,759	(26,767)	23,206	122,571
Total comprehensive income	$495,059	$344,649	$1,255,759	$1,204,112

AMETEK, Inc.
Consolidated Balance Sheet
(In thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$666,152	$457,951
Receivables, net	1,348,449	1,119,257
Inventories, net	1,366,845	1,106,405
Other current assets	393,853	336,229
Total current assets	3,775,299	3,019,842
Property, plant and equipment, net	901,486	855,215
Right of use assets, net	284,603	273,142
Goodwill	10,210,706	7,170,770
Other intangibles, net	6,522,300	4,128,394
Investments and other assets	694,141	620,180
Total assets	$22,388,535	$16,067,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt, net	$639,822	$1,208,975
Accounts payable	731,615	617,950
Customer advanced payments	498,907	396,177
Income taxes payable	147,047	82,682
Accrued liabilities and other	620,835	536,968
Total current liabilities	2,638,226	2,842,752
Long-term debt, net	6,029,565	1,074,334
Deferred income taxes	1,240,187	788,915
Other long-term liabilities	784,349	732,756
Total liabilities	10,692,327	5,438,757
Stockholders’ equity:
Common stock, $0.01 par value	2,729	2,725
Capital in excess of par value	1,357,891	1,317,288
Retained earnings	13,251,498	12,252,480
Accumulated other comprehensive loss	(376,014)	(399,220)
Treasury stock	(2,539,896)	(2,544,487)
Total stockholders’ equity	11,696,208	10,628,786
Total liabilities and stockholders’ equity	$22,388,535	$16,067,543
See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total stockholders’ equity
Three Months Ended September 30, 2026
Balance at June 30, 2026	$2,729	$1,339,427	$12,903,079	$(444,773)	$(2,539,699)	$11,260,763
Net income	—	—	426,300	—	—	426,300
Shares issued	—	—	—	—	—	—
Issuance of common stock under employee stock plans	—	4,390	—	—	(149)	4,241
Share-based compensation expense	—	14,074	—	—	—	14,074
Cash dividends paid	—	—	(77,879)	—	—	(77,879)
Other comprehensive (loss) income	—	—	—	68,759	—	68,759
Purchase of treasury stock	—	—	—	—	(47)	(47)
Other	—	—	(2)	—	(1)	(3)
Balance at September 30, 2026	$2,729	$1,357,891	$13,251,498	$(376,014)	$(2,539,896)	$11,696,208

Three Months Ended September 30, 2025
Balance at June 30, 2025	$2,723	$1,275,795	$11,624,849	$(406,401)	$(2,108,294)	$10,388,672
Net income	—	—	371,416	—	—	371,416
Shares issued	—	—	—	—	—	—
Issuance of common stock under employee stock plans	—	2,745	—	—	(195)	2,550
Share-based compensation expense	—	12,916	—	—	—	12,916
Cash dividends paid	—	—	(71,410)	—	—	(71,410)
Other comprehensive (loss) income	—	—	—	(26,767)	—	(26,767)
Purchase of treasury stock	—	—	—	—	(150,501)	(150,501)
Other	—	—	—	—	—	—
Balance at September 30, 2025	$2,723	$1,291,456	$11,924,855	$(433,168)	$(2,258,990)	$10,526,876

See accompanying notes.

AMETEK, Inc.
Consolidated Statement of Stockholders’ Equity (continued)
(In thousands)
(Unaudited)

	Common stock	Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Treasury stock	Total stockholders’ equity
Nine Months Ended September 30, 2026
Balance at December 31, 2025	$2,725	$1,317,288	$12,252,480	$(399,220)	$(2,544,487)	$10,628,786
Net income	—	—	1,232,553	—	—	1,232,553
Shares issued	4	—	—	—	—	4
Issuance of common stock under employee stock plans	—	2,929	—	—	12,739	15,668
Share-based compensation expense	—	37,674	—	—	—	37,674
Cash dividends paid	—	—	(233,530)	—	—	(233,530)
Other comprehensive (loss) income	—	—	—	23,206	—	23,206
Purchase of treasury stock	—	—	—	—	(8,147)	(8,147)
Other	—	—	(5)	—	(1)	(6)
Balance at September 30, 2026	$2,729	$1,357,891	$13,251,498	$(376,014)	$(2,539,896)	$11,696,208

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$2,720	$1,264,670	$11,057,684	$(555,739)	$(2,114,031)	$9,655,304
Net income	—	—	1,081,541	—	—	1,081,541
Shares issued	3	—	—	—	—	3
Issuance of common stock under employee stock plans	—	(8,443)	—	—	12,619	4,176
Share-based compensation expense	—	35,229	—	—	—	35,229
Cash dividends paid	—	—	(214,370)	—	—	(214,370)
Other comprehensive (loss) income	—	—	—	122,571	—	122,571
Purchase of treasury stock	—	—	—	—	(157,578)	(157,578)
Other	—	—	—	—	—	—
Balance at September 30, 2025	$2,723	$1,291,456	$11,924,855	$(433,168)	$(2,258,990)	$10,526,876

See accompanying notes.

AMETEK, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash provided by (used for):
Operating activities:
Net income	$1,232,553	$1,081,541
Adjustments to reconcile net income to total operating activities:
Depreciation and amortization	327,054	317,146
Deferred income taxes	(45,631)	(66,548)
Share-based compensation expense	37,674	35,229
Loss (Gain) on sale of facilities	—	(91)
Net change in assets and liabilities, net of acquisitions	(44,483)	(138,519)
Pension contributions	(3,761)	(4,529)
Other, net	(7,549)	(6,730)
Total operating activities	1,495,857	1,217,499
Investing activities:
Additions to property, plant and equipment	(90,722)	(73,251)
Purchases of businesses, net of cash acquired	(5,345,848)	(933,242)
Proceeds from sale of facilities	—	200
Other, net	473	521
Total investing activities	(5,436,097)	(1,005,772)
Financing activities:
Net change in short-term borrowings	(447,689)	427,684
Proceeds from long-term borrowings	4,975,726	—
Repayments of long-term borrowings	(100,000)	(239,942)
Repurchases of common stock	(28,246)	(163,623)
Cash dividends paid	(233,530)	(214,370)
Proceeds from stock option exercises	28,142	21,600
Debt financing costs	(21,773)	—
Other, net	(14,588)	(8,015)
Total financing activities	4,158,042	(176,666)
Effect of exchange rate changes on cash and cash equivalents	(9,601)	30,177
Increase (decrease) in cash and cash equivalents	208,201	65,238
Cash and cash equivalents:
Beginning of period	457,951	373,999
End of period	$666,152	$439,237
See accompanying notes.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

1.    Basis of Presentation
The accompanying consolidated financial statements are unaudited. AMETEK, Inc. (the “Company”) believes that all adjustments (which primarily consist of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company at September 30, 2026, the consolidated results of its operations for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025 have been included. The Company has two reportable segments, Electronic Instruments Group (“EIG”) and Electromechanical Group (“EMG”). The Company identifies its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations. Quarterly results of operations are not necessarily indicative of results for the full year. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the U.S. Securities and Exchange Commission.
2.    Recent Accounting Pronouncements
Recent Accounting Pronouncements
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815) - Hedge Accounting Improvements ("ASU 2025-09"). The amendments in this update aim to better align financial reporting with an entity's risk management strategies. It makes improvements in five key areas to help entities achieve and maintain hedge accounting for highly effective economic hedges. Improvements include changes to similar risk assessment for cash flow hedges, a new model for Choose-Your-Rate debt instruments, a principles-based approach for nonfinancial forecasted transactions, clarification on net written options, and addressing the mismatch in dual-hedge accounting. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The adoption of ASU 2025-09 is not expected to impact the Company’s consolidated results of operations, financial position, cash flows or financial statement disclosures.
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

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)
3.    Revenues
The outstanding contract asset and liability accounts were as follows:

	2026	2025
	(In thousands)
Contract assets—January 1	$159,896	$136,432
Contract assets – September 30	201,267	173,363
Change in contract assets – increase (decrease)	41,371	36,931
Contract liabilities – January 1	448,849	400,689
Contract liabilities – September 30	542,265	466,983
Change in contract liabilities – (increase) decrease	(93,416)	(66,294)
Net change	$(52,045)	$(29,363)
The net change for the nine months ended September 30, 2026 was primarily driven by an increase in customer advance payments primarily from the acquisition of Indicor. For the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $349.6 million and $276.7 million, respectively, that was previously included in the beginning balance of contract liabilities.
Contract assets are reported as a component of Other current assets in the consolidated balance sheet. At September 30, 2026 and December 31, 2025, $43.4 million and $52.7 million of Customer advanced payments (contract liabilities), respectively, were recorded in Other long-term liabilities in the consolidated balance sheets.
The remaining performance obligations not expected to be completed within one year as of September 30, 2026 and December 31, 2025 were $767.7 million and $627.4 million, respectively. Remaining performance obligations represent the transaction price of firm, non-cancelable orders, with expected delivery dates to customers greater than one year from the balance sheet date, for which the performance obligation is unsatisfied or partially unsatisfied. These performance obligations will be substantially satisfied within two to three years.
Geographic Areas
Net sales were attributed to geographic areas based on the location of the customer. Information about the Company’s operations in different geographic areas was as follows for the three and nine months ended September 30:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
United States	$695,980	$463,438	$1,159,418	$1,969,933	$1,275,003	$3,244,936
International(1):
United Kingdom	40,145	37,458	77,603	102,078	111,328	213,406
European Union countries	171,159	127,822	298,981	496,268	384,459	880,727
Asia	382,056	93,409	475,465	1,042,307	241,818	1,284,125
Other foreign countries	152,981	55,858	208,839	417,424	152,522	569,946
Total international	746,341	314,547	1,060,888	2,058,077	890,127	2,948,204
Consolidated net sales	$1,442,321	$777,985	$2,220,306	$4,028,010	$2,165,130	$6,193,140
________________
(1)    Includes U.S. export sales of $653.8 million and $1,757.7 million for the three and nine months ended September 30, 2026, respectively.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

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
______________
(1)    Includes U.S. export sales of $512.8 million and $1,461.1 million for the three and nine months ended September 30, 2025.
Major Products and Services
The Company’s major products and services in the reportable segments were as follows:

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$1,041,379	$—	$1,041,379	$2,876,974	$—	$2,876,974
Aerospace and power	400,942	233,901	634,843	1,151,036	652,414	1,803,450
Automation and engineered solutions	—	544,084	544,084	—	1,512,716	1,512,716
Consolidated net sales	$1,442,321	$777,985	$2,220,306	$4,028,010	$2,165,130	$6,193,140

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Process and analytical instrumentation	$883,483	$—	$883,483	$2,463,220	$—	$2,463,220
Aerospace and power	362,849	189,893	552,742	1,086,356	542,524	1,628,880
Automation and engineered solutions	—	456,416	456,416	—	1,310,568	1,310,568
Consolidated net sales	$1,246,332	$646,309	$1,892,641	$3,549,576	$1,853,092	$5,402,668
Timing of Revenue Recognition

	Three months ended September 30, 2026			Nine months ended September 30, 2026
	EIG	EMG	Total	EIG	EMG	Total
	(In thousands)
Products transferred at a point in time	$1,166,165	$691,737	$1,857,902	$3,233,344	$1,909,192	$5,142,536
Products and services transferred over time	276,156	86,248	362,404	794,666	255,938	1,050,604
Consolidated net sales	$1,442,321	$777,985	$2,220,306	$4,028,010	$2,165,130	$6,193,140

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

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

Changes in the accrued product warranty obligation were as follows:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Balance at the beginning of the period	$44,738	$38,555
Accruals for warranties issued during the period	12,796	14,629
Settlements made during the period	(13,446)	(13,851)
Warranty accruals related to acquired businesses and other during the period	2,972	4,455
Balance at the end of the period	$47,060	$43,788
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
At September 30, 2026, the Company had $1,348.4 million of accounts receivable, net of allowances of $14.9 million. At December 31, 2025, the Company had $1,119.3 million of accounts receivable, net of allowance of $13.7 million. Changes in the allowance were not material for the three and nine months ended September 30, 2026.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Weighted average shares:
Basic shares	229,159	230,733	229,049	230,740
Equity-based compensation plans	881	937	861	821
Diluted shares	230,040	231,670	229,910	231,561

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)
There were no antidilutive shares for the three and nine months ended September 30, 2026 and 2025.
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
The following table provides the Company’s assets that are measured at fair value on a recurring basis, consistent with the fair value hierarchy, at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$8,704	$8,704	$—	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(In thousands)
Mutual fund investments	$8,199	$8,199	$—	$—
The fair value of mutual fund investments is based on quoted market prices. The mutual fund investments are shown as a component of investments and other assets on the consolidated balance sheet.
For the nine months ended September 30, 2026 and 2025, gains and losses on the investments noted above were not significant. No transfers between level 1 and level 2 investments occurred during the nine months ended September 30, 2026 and 2025.
Financial Instruments
Cash, cash equivalents and mutual fund investments are recorded at fair value at September 30, 2026 and December 31, 2025 in the accompanying consolidated balance sheet.
The following table provides the estimated fair values of the Company’s financial instrument liabilities, for which fair value is measured for disclosure purposes only, compared to the recorded amounts at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt (including current portion)	$(6,376,471)	$(6,344,444)	$(1,527,238)	$(1,488,009)
The fair value of net short-term borrowings approximates the carrying value. The Company’s net long-term debt is all privately held with no public market for this debt, therefore, the fair value of net long-term debt was computed based on comparable current market data for similar debt instruments and is considered a level 3 liability.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)
6.    Hedging Activities
The Company has designated certain foreign-currency-denominated long-term borrowings as hedges of the net investment in certain foreign operations. As of September 30, 2026, these net investment hedges included British pound sterling-, Euro-, and Canadian dollar-denominated long-term debt. These borrowings are intended to offset translation gains and losses on the Company's net investments arising from changes in foreign currency exchange rates. The Company's hedge designations are supported by contemporaneous documentation maintained by management. Gains and losses on the designated debt instruments subsequent to hedge designation are recorded in Accumulated Other Comprehensive Income ("AOCI") as part of the foreign currency translation adjustment, consistent with the treatment of the related hedged net investments. Spot exchange rates are used to assess hedge effectiveness.
At September 30, 2026, the Company had $298.5 million of British pound sterling-denominated borrowings, $351.8 million of Canadian dollar-denominated borrowings and $1,276.2 million in Euro-denominated borrowings, designated as hedges of net investments in British pound sterling-, Canadian dollar-, and Euro-functional foreign subsidiaries. As a result of these net investment hedges, which were fully effective during the period, the Company recorded pre-tax foreign currency gains of $49.2 million in the foreign currency translation component of AOCI during the nine months ended September 30, 2026.
7.    Inventories, net

	September 30, 2026	December 31, 2025
	(In thousands)
Finished goods and parts	$165,447	$112,300
Work in process	222,351	179,792
Raw materials and purchased parts	979,047	814,313
Total inventories, net	$1,366,845	$1,106,405
8.    Leases and Other Commitments
The Company has commitments under operating leases for certain facilities, vehicles and equipment used in its operations. Cash used in operations for operating leases was not materially different from operating lease expense for the nine months ended September 30, 2026 and 2025. The Company's leases have a weighted average remaining lease term of approximately six years.
The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Operating lease cost	$22,763	$18,611	$65,715	$61,848
Variable lease cost	4,049	4,551	11,857	11,753
Total lease cost	$26,812	$23,162	$77,572	$73,601
Supplemental balance sheet information related to leases was as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Right of use assets, net	$284,603	$273,142
Lease liabilities included in Accrued Liabilities and other	73,646	61,133
Lease liabilities included in Other long-term liabilities	223,679	227,066
Total lease liabilities	$297,325	$288,199

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

Maturities of lease liabilities as of September 30, 2026 were as follows:

Lease Liability Maturity Analysis	Operating Leases
(In thousands)
Remaining 2026	$22,797
2027	77,844
2028	61,368
2029	49,226
2030	38,162
Thereafter	94,700
Total lease payments	344,097
Less: imputed interest	46,772
$297,325
The Company does not have any significant leases that have not yet commenced.
Other Commitments
In the ordinary course of its business, the Company issues guarantees, stand-by letters of credit and surety bonds to provide financial or performance assurance to third parties on behalf of its consolidated subsidiaries to support or enhance the subsidiary's stand-alone creditworthiness. At September 30, 2026, the maximum amount of future payment obligations relative to these various guarantees was $518.0 million and the outstanding liability under certain of those guarantees was $193.9 million.
9.    Acquisitions
The Company spent $5,345.8 million in cash, net of cash acquired, to acquire LKC Technologies ("LKC") in January 2026, First Aviation Services, Inc. ("First Aviation") in May 2026, and Indicor Instrumentation ("Indicor") in August 2026. LKC is a leading provider of innovative technologies to enable the effective diagnosis and management of ophthalmic conditions. LKC is part of EIG. First Aviation is a leading provider of highly engineered, mission-critical defense and aviation maintenance, repair and overhaul services and a manufacturer of related proprietary components. First Aviation has annual sales of approximately $80 million. First Aviation is part of EMG. Indicor is a collection of leading businesses that design and manufacture mission critical solutions for demanding industrial and scientific applications. Indicor has annual sales of approximately $1.1 billion. Indicor businesses are part of EIG and EMG based on product offerings and market alignment.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)
The following table represents the allocation of the purchase price for the net assets of the LKC, First Aviation, and Indicor acquisitions based on the estimated fair values at acquisition (in millions):

	Indicor	Other Acquisitions	Total

Property, plant and equipment	$55.9	$22.2	$78.1
Goodwill	2,698.5	221.7	2,920.2
Other intangible assets	2,454.1	185.5	2,639.6
Deferred income taxes	(380.7)	(32.0)	(412.7)
Net working capital and other(1)	326.3	38.1	364.4
Total purchase price	$5,154.1	$435.5	$5,589.6
Less: Acquisition date fair value of cash acquired	(232.7)	(11.1)	(243.8)
Total cash paid	$4,921.4	$424.4	$5,345.8
________________
(1)Includes $157.7 million in accounts receivable, whose fair value, contractual cash flows and expected cash flows are approximately equal.
The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisitions. LKC's design and engineering capabilities complement the Company's existing ultra precision technologies business. First Aviation's proprietary products and services complement the Company's existing maintenance, repair and overhaul business. Indicor's products serve customers across end markets that closely align with the Company's existing portfolio of instrumentation businesses.
At September 30, 2026, the purchase price allocated to other intangible assets of $2,639.6 million consists of $374.2 million of indefinite-lived intangible trade names, which are not subject to amortization. The remaining $2,265.4 million of other intangible assets consists of $1,835.6 million of customer relationships, which are being amortized over a period of 17 to 20 years, and $429.8 million of purchased technology, which is being amortized over a period of 15 to 17 years. Amortization expense for each of the next five years for the 2026 acquisitions is expected to approximate $133 million per year.
The acquisitions had an immaterial impact on reported net sales, net income, and diluted earnings per share for the three and nine months ended September 30, 2026.
Unaudited pro forma information for the three and nine months ended September 30, 2026 and 2025 gives effect to the Indicor, LKC, and First Aviation acquisitions as if they had occurred as of January 1, 2025, including the results from operations for the acquired businesses. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time.
Had the Indicor, LKC, and First Aviation acquisitions been made at the beginning of 2026, unaudited pro forma net sales would have been approximately 8% and 11% higher than reported amounts for the three and nine months ended September 30, 2026, respectively. Had the acquisitions been made at the beginning of 2025, unaudited pro forma net sales would have been approximately 15% higher than reported amounts for the three and nine months ended September 30, 2025.
Unaudited pro forma net income and diluted earnings per share would not have been materially different than reported amounts for the three and nine months ended September 30, 2026 and 2025, considering the impacts of assumed financing of the transactions and the amortization of acquired intangible assets.
The Company finalized its measurements of tangible and intangible assets and liabilities, as well as the associated income tax considerations, for its July 2025 acquisition of FARO Technologies and its January 2026 acquisition of LKC and May 2026 acquisition of First Aviation, which had no material impact to the consolidated statement of income.
The initial accounting for the Indicor acquisition is incomplete, related to finalizing the measurement of the acquired tangible and intangible assets and liabilities. All amounts could change, potentially materially, as there is significant additional information that the Company must obtain to finalize the valuations of the tangible assets acquired and liabilities assumed, and to finalize the value of the intangible assets, primarily due to the proximity of the acquisition date to the balance sheet date of September 30, 2026. As of September 30, 2026, the Company is in the process of finalizing the tax valuations and purchase

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)
price allocations across local tax jurisdictions. While a portion of the recorded goodwill is expected to be deductible for income tax purposes, the final allocation and exact tax-deductible goodwill amount cannot be reasonably estimated at this time.
In January 2025, the Company acquired Kern Microtechnik ("Kern"). The Kern acquisition included an $8.9 million estimated fair value contingent payment due upon Kern achieving certain cumulative revenue and EBITDA targets over the period January 1, 2025 to January 1, 2027. The contingent liability was based on a probabilistic approach using level 3 inputs. At September 30, 2026, we have adjusted the estimated fair value of the contingent payment liability to $10.5 million. For the three and nine months ended September 30, 2026, the change in the fair value of the contingent consideration liability was recorded in "Other (expense) income, net" in the consolidated statement of income.
10.    Goodwill
The changes in the carrying amounts of goodwill by segment were as follows:

	EIG	EMG	Total
	(In millions)
Balance at December 31, 2025	$5,008.2	$2,162.6	$7,170.8
Goodwill acquired from 2026 acquisitions	2,002.2	918.0	2,920.2
Purchase price allocation adjustments and other	83.5	—	83.5
Foreign currency translation adjustments	25.3	10.9	36.2
Balance at September 30, 2026	$7,119.2	$3,091.5	$10,210.7

11.    Income Taxes
The effective tax rate for the three months ended September 30, 2026 was 18.3%, compared with 17.1% for the three months ended September 30, 2025. The lower effective tax rate in the third quarter of 2025 primarily reflects the remeasurement of deferred tax liabilities following the enactment of a lower corporate tax rate in Germany.
At September 30, 2026, the Company had gross uncertain tax benefits of $271.8 million, of which $219.9 million, if recognized, would impact the effective tax rate.
The following is a reconciliation of the liability for uncertain tax positions (in millions):

Balance at December 31, 2025	$229.3
Additions for tax positions	52.8
Reductions for tax positions	(10.3)
Balance at September 30, 2026	$271.8
The additions above primarily reflect the tax positions for foreign tax planning initiatives. The Company recognizes interest and penalties accrued related to uncertain tax positions in income tax expense. The amounts recognized in income tax expense for interest and penalties during the three and nine months ended September 30, 2026 and 2025 were not significant.
The Organization for Economic Cooperation and Development’s (“OECD”) Pillar Two initiative set a 15% global minimum tax for certain multinationals, effective January 1, 2024, in most countries where the Company operates. In January 2026, new OECD guidance proposed a Side‑by‑Side (“SbS”) framework to limit Pillar Two taxes for U.S.-parented groups. Relief is contingent upon the implementation of the SbS framework within each respective jurisdiction's domestic legislation. As of September 30, 2026, the SbS regime had not been enacted in any significant jurisdictions, as a result the Company is accruing for all Pillar 2 tax exposures, including QDMTT, IIR, and UTPR. For the nine months ended September 30, 2026, the Company has recorded $12.5 million of top-up tax in its income tax expense, based on the currently enacted Pillar Two framework, in jurisdictions where the effective tax rate does not meet the 15% minimum threshold. The Company continues to monitor global legislative developments and will adjust financial reporting upon formal enactment in relevant jurisdictions.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)
12.    Debt
On June 9, 2026, the Company, along with certain of its foreign subsidiaries, entered into an amended and restated revolving credit agreement (the “Revolving Credit Agreement”) and a separate term loan credit agreement (the “Term Loan Agreement”). The Revolving Credit Agreement increased the aggregate commitments from $2.3 billion to $3.5 billion and extended the maturity to June 9, 2031. The facility is subject to customary financial and restrictive covenants and may be used for general corporate purposes, including working capital, debt refinancing, and up to $1.0 billion to fund a portion of the consideration for the previously announced acquisition of Indicor. In the third quarter of 2026, the Company borrowed 550 million Euros and 500 million Canadian dollars under its revolving credit agreement. The revolver bears interest at variable rates and matures in June 2031. At September 30, 2026, the Company had $975.7 million borrowings outstanding under the revolver.

The Term Loan Agreement provides for a senior unsecured term loan facility of up to $4.0 billion, consisting of three tranches: $1.625 billion maturing three years after funding, $1.625 billion maturing four years after funding, and $750 million maturing five years after funding. In the third quarter of 2026, the Company borrowed $4.0 billion in three tranches to fund the Indicor acquisition. At September 30, 2026, the Company had $4.0 billion borrowings outstanding under the term loans.

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
At September 30, 2026, the Company had $306.0 million outstanding under its commercial paper program.
In the third quarter of 2026, the Company paid in full, at maturity, a $100.0 million in aggregate principal amount of 3.83% senior notes.
13.    Share-Based Compensation
The Company's share-based compensation plans are described in Note 11, Share-Based Compensation, to the consolidated financial statements in Part II, Item 8, filed on the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Share Based Compensation Expense
Total share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Stock option expense	$2,647	$2,830	$8,022	$8,946
Restricted stock expense	5,970	5,443	17,146	15,768
Performance restricted stock unit expense	5,457	4,643	12,506	10,515
Total pre-tax expense	$14,074	$12,916	$37,674	$35,229
Pre-tax share-based compensation expense is included in the consolidated statement of income in either Cost of sales or Selling, general and administrative expenses, depending on where the recipient’s cash compensation is reported.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)
Stock Options
The fair value of each stock option grant is estimated on the grant date using a Black-Scholes-Merton option pricing model. The following weighted average assumptions were used in the Black-Scholes-Merton model to estimate the fair values of stock options granted during the periods indicated:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Expected volatility	20.1%	22.7%
Expected term (years)	5.0	5.0
Risk-free interest rate	3.87%	4.07%
Expected dividend yield	0.64%	0.70%
Black-Scholes-Merton fair value per stock option granted	$51.29	$46.21

The following is a summary of the Company’s stock option activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(In thousands)		(Years)	(In millions)
Outstanding at December 31, 2025	1,950	$126.07
Granted	234	212.77
Exercised	(244)	114.51
Forfeited	(35)	186.61
Outstanding at September 30, 2026	1,905	$137.09	5.9	$210.8
Exercisable at September 30, 2026	1,466	$119.61	5.0	$187.8
The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2026 was $29.2 million. The total fair value of stock options vested during the nine months ended September 30, 2026 was $11.7 million. As of September 30, 2026, there was approximately $16.1 million of expected future pre-tax compensation expense related to the 0.5 million non-vested stock options outstanding, which is expected to be recognized over a weighted average period of approximately two years.
Restricted Stock
The following is a summary of the Company’s non-vested restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested restricted stock outstanding at December 31, 2025	280	$173.25
Granted	144	213.99
Vested	(126)	167.52
Forfeited	(26)	188.19
Non-vested restricted stock outstanding at September 30, 2026	272	$196.04
The total fair value of restricted stock vested during the nine months ended September 30, 2026 was $21.1 million. As of September 30, 2026, there was approximately $38.8 million of expected future pre-tax compensation expense related to

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)
the 0.3 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of approximately two years.
Performance Restricted Stock Units
The following is a summary of the Company’s non-vested performance restricted stock activity and related information:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested performance restricted stock outstanding at December 31, 2025	240	$166.06
Granted	79	212.77
Performance assumption change [1]	2	138.46
Vested	(77)	138.46
Forfeited	(6)	185.47
Non-vested performance restricted stock outstanding at September 30, 2026	238	$189.77
_________________________________________
1 Reflects the number of PRSUs above target levels based on performance metrics.
As of September 30, 2026, there was approximately $12.1 million of expected future pre-tax compensation expense related to the 0.2 million non-vested restricted shares outstanding, which is expected to be recognized over a weighted average period of less than one year.
14.    Retirement and Pension Plans
The components of net periodic pension benefit expense (income) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Defined benefit plans:
Service cost	$503	$603	$1,514	$1,771
Interest cost	7,119	7,356	21,372	21,856
Expected return on plan assets	(14,445)	(13,259)	(43,339)	(39,589)
Amortization of net actuarial loss and other	1,471	2,074	4,412	6,159
Pension income	(5,352)	(3,226)	(16,041)	(9,803)
Other plans:
Defined contribution plans	13,070	10,383	39,669	34,074
Foreign plans and other	1,796	1,569	5,397	4,557
Total other plans	14,866	11,952	45,066	38,631
Total net pension expense	$9,514	$8,726	$29,025	$28,828
For defined benefit plans, the net periodic benefit income, other than the service cost component, is included in “Other (expense) income, net” in the consolidated statement of income.
For the nine months ended September 30, 2026 and 2025, contributions to the Company’s defined benefit pension plans were $3.8 million and $4.5 million, respectively. The Company’s current estimate of 2026 contributions to its worldwide defined benefit pension plans is in line with the range disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
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
Environmental Matters
Certain historic processes in the manufacture of products have resulted in environmentally hazardous waste by-products as defined by federal and state laws and regulations. At September 30, 2026, the Company is named a Potentially Responsible Party (“PRP”) at 13 non-AMETEK-owned former waste disposal or treatment sites (the “non-owned” sites). The Company is identified as a “de minimis” party in a majority of these sites based on the low volume of waste attributed to the Company relative to the amounts attributed to other named PRPs. The Company is participating in the investigation and/or related required remediation as part of a PRP Group and reserves have been established to satisfy the Company’s expected obligations. The Company historically has resolved these issues within established reserve levels and reasonably expects this result will continue. In addition to these non-owned sites, the Company has an ongoing practice of providing reserves for probable remediation activities at certain of its current or previously owned manufacturing locations (the “owned” sites). For claims and proceedings against the Company with respect to other environmental matters, reserves are established once the Company has determined that a loss is probable and estimable. This estimate is refined as the Company moves through the various stages of investigation, risk assessment, feasibility study and corrective action processes. In certain instances, the Company has developed a range of estimates for such costs and has recorded a liability based on the best estimate. It is reasonably possible that the actual cost of remediation of the individual sites could vary from the current estimates and the amounts accrued in the consolidated financial statements; however, the amounts of such variances are not expected to result in a material change to the consolidated financial statements. In estimating the Company’s liability for remediation, the Company also considers the likely proportionate share of the anticipated remediation expense and the ability of the other PRPs to fulfill their obligations.
Total environmental reserves at September 30, 2026 and December 31, 2025 were $39.5 million and $37.4 million, respectively, for both non-owned and owned sites. For the nine months ended September 30, 2026, the Company recorded $8.8 million in reserves. Additionally, the Company spent $6.7 million on environmental matters for the nine months ended September 30, 2026.
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
September 30, 2026
(Unaudited)
16.    Reportable Segments
The Company has two reportable segments, Electronic Instruments Group and Electromechanical Group. The Company identifies its operating segments for segment reporting purposes primarily on the basis of product type, production processes, distribution methods and management organizations.
Reportable Segment Financial Information (in thousands):

	Three Months Ended September 30, 2026
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$777,985	$1,442,321	$—	$2,220,306
Cost of sales (1)	541,090	868,782	—	1,409,872
Selling expense	26,886	166,796	—	193,682
Segment Operating Income	210,009	406,743	—	616,752
Corporate G&A	—	—	31,803	31,803
Operating Income	210,009	406,743	(31,803)	584,949
Interest expense	—	—	(39,822)	(39,822)
Other (expense) income, net (2)	—	—	(23,212)	(23,212)
Income before Income Taxes	$210,009	$406,743	$(94,837)	$521,915

Depreciation	14,826	19,229	1,479	35,534
Amortization	21,805	58,294	—	80,099
Total depreciation and amortization	$36,631	$77,523	$1,479	$115,633

Research, Development & Engineering costs (3)	$22,979	$82,437	$—	$105,416

Assets	$6,696,443	$14,819,458	$872,634	$22,388,535

Capital Expenditures	$9,227	$16,931	$7,085	$33,243
(1)Includes $9.8 million of acquisition-related integration costs.
(2)Includes $18.1 million of acquisition-related transaction costs.
(3)Included in cost of sales.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)

	Three Months Ended September 30, 2025
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$646,309	$1,246,332	$—	$1,892,641
Cost of sales (1)	460,061	746,444	—	1,206,505
Selling expense	22,373	147,451	—	169,824
Segment Operating Income	163,875	352,437	—	516,312
Corporate G&A	—	—	27,932	27,932
Operating Income	163,875	352,437	(27,932)	488,380
Interest expense	—	—	(22,514)	(22,514)
Other (expense) income, net (2)	—	—	(17,901)	(17,901)
Income before Income Taxes	$163,875	$352,437	$(68,347)	$447,965

Depreciation	$14,964	$19,409	$1,407	$35,780
Amortization	18,711	48,587	—	67,298
Total depreciation and amortization	$33,675	$67,996	$1,407	$103,078

Research, Development & Engineering costs (3)	$19,995	$74,686	$—	$94,681

Assets	$4,837,524	$10,717,580	$627,153	$16,182,257

Capital Expenditures	$7,929	$12,984	$—	$20,913
(1)Includes $7.8 million of acquisition-related integration costs.
(2)Includes $12.0 million of acquisition-related transaction costs.
(3)Included in cost of sales.

	Nine Months Ended September 30, 2026
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$2,165,130	$4,028,010	$—	$6,193,140
Cost of sales (1)	1,520,307	2,409,799	—	3,930,106
Selling expense	74,731	467,808	—	542,539
Segment Operating Income	570,092	1,150,403	—	1,720,495
Corporate G&A	—	—	92,417	92,417
Operating Income	570,092	1,150,403	(92,417)	1,628,078
Interest expense (2)	—	—	(90,832)	(90,832)
Other (expense) income, net (3)	—	—	(29,979)	(29,979)
Income before Income Taxes	$570,092	$1,150,403	$(213,228)	$1,507,267

Depreciation	$46,004	$57,824	$4,771	$108,599
Amortization	59,019	159,436	—	218,455
Total depreciation and amortization	$105,023	$217,260	$4,771	$327,054

Research, Development & Engineering costs (4)	$67,609	$260,304	$—	$327,913

Capital Expenditures	$29,479	$45,447	$15,796	$90,722
(1)Includes $27.6 million of acquisition-related integration costs.
(2)Includes $10.0 million of acquisition-related financing fees.
(3)Includes $18.1 million of acquisition-related transaction costs.

AMETEK, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
(Unaudited)
(4)Included in cost of sales.

	Nine Months Ended September 30, 2025
	EMG	EIG	Corporate	Total Consolidated
Net Sales	$1,853,092	$3,549,576	$—	$5,402,668
Cost of sales (1)	1,349,981	2,105,662	—	3,455,643
Selling expense	66,630	392,999	—	459,629
Segment Operating Income	436,481	1,050,915	—	1,487,396
Corporate G&A	—	—	82,561	82,561
Operating Income	436,481	1,050,915	(82,561)	1,404,835
Interest expense	—	—	(58,364)	(58,364)
Other (expense) income, net (2)	—	—	(22,115)	(22,115)
Income before Income Taxes	$436,481	$1,050,915	$(163,040)	$1,324,356

Depreciation	$46,022	$57,296	$4,324	$107,642
Amortization	72,166	137,338	—	209,504
Total depreciation and amortization	$118,188	$194,634	$4,324	$317,146

Research, Development & Engineering costs (3)	$62,270	$221,503	$—	$283,773

Capital Expenditures	$25,286	$34,653	$13,312	$73,251
(1)Includes $7.8 million of acquisition-related integration costs.
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

Our businesses have been proactive in addressing the impacts of tariffs, including targeted pricing initiatives, strategic adjustments to our global supply chains, and leveraging our worldwide manufacturing footprint to localize production and adapt to changing demand patterns. While recent tariff-related changes did not have a material impact on our results of operations for the nine months ended September 30, 2026, as the situation continues to evolve, we cannot be certain of the outcome, which could adversely impact demand for our products, costs, inflationary pressures, customers, suppliers, and the overall global economy. We continue to monitor and analyze the impacts of the tariffs and the evolving macroeconomic environment and will continue to implement appropriate actions as necessary to mitigate their effects on our businesses.
Results of Operations
For the quarter ended September 30, 2026, the Company delivered record sales, operating income, net income, and diluted EPS, supported by strong operating margins. Contributions from the acquisitions of FARO Technologies ("FARO") in July 2025, LKC Technologies ("LKC") in January 2026, First Aviation Services ("First Aviation") in May 2026, and Indicor Instrumentation ("Indicor") in August 2026 (collectively, the "recent acquisitions"), together with the Company's Operational Excellence initiatives, contributed favorably to the Company's third-quarter 2026 results. In the third quarter of 2026, the Company recorded $27.8 million of pre-tax acquisition-related costs associated with the Indicor acquisition, which are comprised of one-time transaction costs and ongoing integration costs. Integration costs of $9.8 million are recorded in Cost of sales and primarily include fair-value inventory adjustments. Transaction costs of $18.1 million are recorded in Other (expense) income, net and primarily include representation and warranty insurance costs.
Results of operations for the third quarter of 2026 compared with the third quarter of 2025
Net sales for the third quarter of 2026 were a record $2,220.3 million, an increase of $327.7 million or 17.3%, compared with net sales of $1,892.6 million for the third quarter of 2025. The increase in net sales for the third quarter of 2026 was due to a 10% increase in organic sales, as well as a 7% increase from acquisitions.
Total international sales for the third quarter of 2026 were $1,060.9 million or 47.8% of net sales, an increase of $154.8 million or 17.1%, compared with international sales of $906.1 million or 47.9% of net sales for the third quarter of 2025. The increase in international sales was primarily driven by higher demand in Asia, as well as contributions from recent acquisitions.
Orders for the third quarter of 2026 were a record $2,650.6 million, an increase of $682.8 million or 34.7%, compared with $1,967.8 million for the third quarter of 2025. The increase in orders for the third quarter of 2026 was due to a 17% increase in organic orders and an 18% increase from acquisitions. The Company's backlog of unfilled orders at September 30, 2026 was a record $4,540.5 million, an increase of $959.0 million or 26.8% compared with $3,581.5 million at December 31, 2025.
Cost of sales for the third quarter of 2026 was $1,409.9 million or 63.5% of net sales, an increase of $203.4 million or 16.9%, compared with $1,206.5 million or 63.7% of net sales for the third quarter of 2025. The cost of sales increase was primarily due to the net sales increase discussed above, partially offset by continued benefits from the Company's Operational Excellence initiatives.
Segment operating income for the third quarter of 2026 was $616.8 million, an increase of $100.5 million or 19.5%, compared with segment operating income of $516.3 million for the third quarter of 2025. Segment operating margins, as a percentage of net sales, increased to 27.8% for the third quarter of 2026, compared with 27.3% for the third quarter of 2025. Operating income and operating margins for the third quarter of 2026 included $9.8 million of acquisition-related integration costs related to the Indicor acquisition, which negatively impacted operating margins by 40 basis points. In the third quarter of 2026, segment operating margins were negatively impacted 40 basis points by the dilutive impact of recent acquisitions. Excluding the dilutive impact of recent acquisitions and acquisition-related costs, segment operating margins increased 130 basis points compared to the third quarter of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.

Selling, general and administrative expenses for the third quarter of 2026 were $225.5 million or 10.2% of net sales, an increase of $27.7 million or 14.0%, compared with $197.8 million or 10.4% of net sales for the third quarter of 2025. Selling expenses increased primarily due to the net sales increase discussed above. General and administrative expenses for the third quarter of 2026 were $31.8 million, compared with $27.9 million for the third quarter of 2025.
Consolidated operating income was a record $584.9 million or 26.3% of net sales for the third quarter of 2026, an increase of $96.5 million or 19.8%, compared with $488.4 million or 25.8% of net sales for the third quarter of 2025.
Interest expense for the third quarter of 2026 was $39.8 million, an increase of $17.3 million or 76.9%, compared with $22.5 million for the third quarter of 2025. Interest expense increased in the third quarter of 2026 primarily due to higher interest associated with the revolving credit and term loan borrowings in connection with the Indicor acquisition. See Note 12 for additional information.
Other expense, net was $23.2 million for the third quarter of 2026, compared with $17.9 million for the third quarter of 2025. Other expense, net in the third quarter of 2026 includes $18.1 million of acquisition-related costs, primarily representation and warranty insurance costs. Other expense, net in the third quarter of 2025 included $12.0 million of acquisition-related costs, primarily investment banker fees.
The effective tax rate for the third quarter of 2026 was 18.3%, compared with 17.1% for the third quarter of 2025. The lower effective tax rate in the third quarter of 2025 primarily reflects the remeasurement of deferred tax liabilities following the enactment of a lower corporate tax rate in Germany.
Net income for the third quarter of 2026 was a record $426.3 million, an increase of $54.9 million or 14.8%, compared with $371.4 million for the third quarter of 2025.
Diluted earnings per share for the third quarter of 2026 were a record $1.85, an increase of $0.25 or 15.6%, compared with $1.60 per diluted share for the third quarter of 2025.
Segment Results
EIG’s net sales were a record $1,442.3 million for the third quarter of 2026, an increase of $196.0 million or 15.7%, compared with $1,246.3 million for the third quarter of 2025. The net sales increase was due to a 9% organic sales increase as well as a 7% increase from recent acquisitions.
EIG’s operating income was a record $406.7 million for the third quarter of 2026, an increase of $54.3 million or 15.4%, compared with $352.4 million for the third quarter of 2025. EIG’s operating margins were 28.2% of net sales for the third quarter of 2026, compared with 28.3% for the third quarter of 2025. EIG's operating income and operating margins for the third quarter of 2026 included $7.8 million of acquisition-related integration costs related to the Indicor acquisition, which negatively impacted EIG's operating margins by 50 basis points. EIG's operating margins were negatively impacted 60 basis points in the third quarter of 2026 by the dilutive impact of recent acquisitions. Excluding the dilutive impact of recent acquisitions and acquisition-related costs, EIG's operating margins increased 100 basis points compared to the third quarter of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled a record $778.0 million for the third quarter of 2026, an increase of $131.7 million or 20.4%, compared with $646.3 million for the third quarter of 2025. The net sales increase was due to a 13% organic sales increase as well as a 7% increase from recent acquisitions.
EMG’s operating income was a record $210.0 million for the third quarter of 2026, an increase of $46.1 million or 28.2%, compared with $163.9 million for the third quarter of 2025. EMG’s operating margins were 27.0% of net sales for the third quarter of 2026, compared with 25.4% for the third quarter of 2025. EMG's operating income and operating margins for the third quarter of 2026 included $2.0 million of acquisition-related integration costs related to the Indicor acquisition, which negatively impacted operating margins by 20 basis points. EMG's operating margins were negatively impacted by 10 basis points in the third quarter of 2026 by the dilutive impact of recent acquisitions. Excluding the dilutive impact of recent acquisitions and acquisition-related costs, EMG's operating margins increased 190 basis points compared to the third quarter of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.

Results of operations for the first nine months of 2026 compared with the first nine months of 2025
Net sales for the first nine months of 2026 were $6,193.1 million, an increase of $790.4 million or 14.6%, compared with net sales of $5,402.7 million for the first nine months of 2025. The increase in net sales for the first nine months of 2026 was due to an 8% organic sales increase, 6% increase from acquisitions, as well as a 1% favorable effect of foreign currency translation.
Total international sales for the first nine months of 2026 were $2,948.2 million or 47.6% of net sales, an increase of $394.6 million or 15.5%, compared with international sales of $2,553.6 million or 47.3% of net sales for the first nine months of 2025. The increase in international sales was primarily driven by increased demand in Asia and Europe, as well as contributions from recent acquisitions.
Orders for the first nine months of 2026 were $7,152.1 million, an increase of $1,606.4 million or 29.0%, compared with $5,545.7 million for the first nine months of 2025. The increase in orders for the first nine months of 2026 was due to a 21% organic order increase, a 9% increase from acquisitions, partially offset by a 1% unfavorable effect of foreign currency translation.
Cost of sales for the first nine months of 2026 was $3,930.1 million or 63.5% of net sales, an increase of $474.5 million or 13.7%, compared with $3,455.6 million or 64.0% of net sales for the first nine months of 2025. The cost of sales increase was primarily due to the net sales increase discussed above, partially offset by continued benefits from the Company's Operational Excellence initiatives.
Segment operating income for the first nine months of 2026 was $1,720.5 million, an increase of $233.1 million or 15.7%, compared with segment operating income of $1,487.4 million for the first nine months of 2025. Segment operating margins, as a percentage of net sales, increased to 27.8% for the first nine months of 2026, compared with 27.5% for the first nine months of 2025. Operating income and operating margins for the first nine months of 2026 included $27.6 million of acquisition-related integration costs related to recent acquisitions, which negatively impacted operating margins by 40 basis points. Segment operating margins were negatively impacted 70 basis points in the first nine months of 2026 by the dilutive impact of recent acquisitions. Excluding the dilutive impact of the recent acquisitions and acquisition-related costs, segment operating margins increased 140 basis points compared to the first nine months of 2025, due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Selling, general and administrative expenses for the first nine months of 2026 were $635.0 million or 10.3% of net sales, an increase of $92.8 million or 17.1%, compared with $542.2 million or 10.0% of net sales for the first nine months of 2025. Selling expenses increased primarily due to the net sales increase discussed above, as well as higher selling expense related to recent acquisitions. General and administrative expenses for the first nine months of 2026 were $92.4 million, compared with $82.6 million for the first nine months of 2025.
Consolidated operating income was $1,628.1 million or 26.3% of net sales for the first nine months of 2026, an increase of $223.3 million or 15.9%, compared with $1,404.8 million or 26.0% of net sales for the first nine months of 2025.
Interest expense for the first nine months of 2026 was $90.8 million, an increase of $32.4 million or 55.6%, compared with $58.4 million for the first nine months of 2025. Interest expense for the first nine months of 2026 includes $10.0 million of fees related to bridge loan financing entered into in connection with the definitive agreement to acquire Indicor. The bridge loan was terminated in June 2026 following the execution of the Revolving Credit Agreement and the Term Loan Agreement. The remaining increase for the first nine months of 2026 was primarily due to higher interest associated with the revolving credit and term loan borrowings in connection with the Indicor acquisition. See Note 12 for additional information.
Other expense, net was $30.0 million for the first nine months of 2026, compared with $22.1 million of other expense, net for the first nine months of 2025. Other expense, net in the first nine months of 2026 included $18.1 million of acquisition-related costs, primarily representation and warranty insurance costs associated with the Indicor acquisition. Other expense, net in the first nine months of 2025 included $12.0 million of acquisition-related costs, primarily investment banking fees.
The effective tax rate for the first nine months of 2026 was 18.2%, compared with 18.3% for the first nine months of 2025.
Net income for the first nine months of 2026 was $1,232.6 million, an increase of $151.1 million or 14.0%, compared with $1,081.5 million for the first nine months of 2025.

Diluted earnings per share for the first nine months of 2026 were $5.36, an increase of $0.69 or 14.8%, compared with $4.67 per diluted share for the first nine months of 2025.
Segment Results
EIG’s net sales totaled $4,028.0 million for the first nine months of 2026, an increase of $478.4 million or 13.5%, compared with $3,549.6 million for the first nine months of 2025. The net sales increase was due to a 7% increase from acquisitions, as well as a 6% increase in organic sales.
EIG’s operating income was $1,150.4 million for the first nine months of 2026, an increase of $99.5 million or 9.5%, compared with $1,050.9 million for the first nine months of 2025. EIG’s operating margins were 28.6% of net sales for the first nine months of 2026, compared with 29.6% for the first nine months of 2025. EIG's operating income and operating margins for the first nine months of 2026 included $24.4 million of acquisition-related integration costs related to the Indicor, FARO and LKC acquisitions, which negatively impacted EIG's operating margins by 60 basis points. EIG's operating margins were negatively impacted 100 basis points in the first nine months of 2026 by the dilutive impact of recent acquisitions. Excluding the dilutive impact of recent acquisitions and acquisition-related costs, EIG's operating margins increased 60 basis points in the first nine months of 2026 compared to the first nine months of 2025 due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
EMG’s net sales totaled $2,165.1 million for the first nine months of 2026, an increase of $312.0 million or 16.8%, compared with $1,853.1 million for the first nine months of 2025. The net sales increase was due to a 13% increase in organic sales, a 3% increase from acquisitions, as well as a 1% favorable effect of foreign currency translation.
EMG’s operating income was $570.1 million for the first nine months of 2026, an increase of $133.6 million or 30.6%, compared with $436.5 million for the first nine months of 2025. EMG’s operating margins were 26.3% of net sales for the first nine months of 2026, compared with 23.6% for the first nine months of 2025. EMG's operating income and operating margins for the first nine months of 2026 included $3.2 million of acquisition-related integration costs related to the Indicor acquisition, which negatively impacted EMG's operating margins by 20 basis points. Excluding the acquisition-related costs, EMG's operating margins increased 290 basis points compared to the first nine months of 2025, due to the sales increase discussed above, as well as continued benefits from the Company's Operational Excellence initiatives.
Financial Condition
Liquidity and Capital Resources
Cash provided by operating activities totaled $1,495.9 million for the first nine months of 2026, an increase of $278.4 million or 22.9%, compared with $1,217.5 million for the first nine months of 2025. The increase in cash provided by operating activities for the first nine months of 2026 was primarily due to higher net income, as well as lower working capital requirements.
Free cash flow (cash flow provided by operating activities less capital expenditures) was $1,405.2 million for the first nine months of 2026, compared with $1,144.2 million for the first nine months of 2025. EBITDA (earnings before interest, income taxes, depreciation and amortization) was $1,921.7 million for the first nine months of 2026, compared with $1,696.0 million for the first nine months of 2025. Free cash flow and EBITDA are presented because the Company is aware that they are measures used by third parties in evaluating the Company.
Cash used by investing activities totaled $5,436.1 million for the first nine months of 2026, compared with cash used by investing activities of $1,005.8 million for the first nine months of 2025. For the first nine months of 2026, the Company paid $5,345.8 million, net of cash acquired, to purchase LKC Technologies in January 2026, First Aviation Services, Inc. in May 2026, and Indicor in August 2026. For the first nine months of 2025, the Company paid $933.2 million, net of cash acquired, to purchase Kern Microtechnik and FARO. Additions to property, plant and equipment totaled $90.7 million for the first nine months of 2026, compared with $73.3 million for the first nine months of 2025.
Cash provided by financing activities totaled $4,158.0 million for the first nine months of 2026, compared with cash used by financing activities of $176.7 million for the first nine months of 2025. At September 30, 2026, total debt, net was $6,669.4 million, compared with $2,283.3 million at December 31, 2025. For the first nine months of 2026, total borrowings increased by $4,428.0 million compared with a $187.7 million increase for the first nine months of 2025.
On June 9, 2026, the Company along with certain of its foreign subsidiaries entered into an amended and restated revolving credit agreement (the “Revolving Credit Agreement”) and a separate term loan credit agreement (the “Term Loan

Agreement”). The Revolving Credit Agreement increased the aggregate commitments from $2.3 billion to $3.5 billion and extended the maturity to June 9, 2031. The facility is subject to customary financial and restrictive covenants and may be used for general corporate purposes, including working capital, debt refinancing, and up to $1.0 billion to fund a portion of the consideration for the Indicor acquisition. At September 30, 2026, the Company had available borrowing capacity of $2,168.1 million under its revolving credit facility.

The Term Loan Agreement provides for a senior unsecured term loan facility of up to $4.0 billion, consisting of three tranches: $1.625 billion maturing three years after funding, $1.625 billion maturing four years after funding, and $750 million maturing five years after funding. At September 30, 2026, the Company had $4.0 billion borrowings outstanding under the term loans.
The debt-to-capital ratio was 36.3% at September 30, 2026, compared with 17.7% at December 31, 2025. The net debt-to-capital ratio (total debt, net less cash and cash equivalents divided by the sum of net debt and stockholders’ equity) was 33.9% at September 30, 2026, compared with 14.7% at December 31, 2025. The net debt-to-capital ratio is presented because the Company is aware that this measure is used by third parties in evaluating the Company.
Additional financing activities for the first nine months of 2026 included cash dividends paid of $233.5 million, compared with $214.4 million for the first nine months of 2025. Effective February 12, 2026, the Company’s Board of Directors approved a 10% increase in the quarterly cash dividend on the Company’s common stock to $0.34 per common share from $0.31 per common share. The Company used $28.2 million to repurchase its common stock for the first nine months of 2026, compared with $163.6 million for the first nine months of 2025. Proceeds from stock option exercises were $28.1 million for the first nine months of 2026, compared with $21.6 million for the first nine months of 2025.
As a result of all of the Company’s cash flow activities for the first nine months of 2026, cash and cash equivalents at September 30, 2026 totaled $666.2 million, compared with $458.0 million at December 31, 2025. At September 30, 2026, the Company had $482.4 million in cash outside the United States, compared with $374.5 million at December 31, 2025. The Company utilizes this cash to fund its international operations, as well as to acquire international businesses. The Company is in compliance with all covenants, including financial covenants, for all of its debt agreements. The Company believes it has sufficient cash-generating capabilities from domestic and unrestricted foreign sources, available credit facilities and access to long-term capital funds to enable it to meet its operating needs and contractual obligations in the foreseeable future.

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

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net income	$1,232.6	$1,081.5
Add (deduct):
Interest expense	90.8	58.4
Interest income	(3.5)	(3.8)
Income taxes	274.7	242.8
Depreciation	108.6	107.6
Amortization	218.5	209.5
Total adjustments	689.1	614.5
EBITDA	$1,921.7	$1,696.0
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

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Cash provided by operating activities	$1,495.9	$1,217.5
Deduct: Capital expenditures	(90.7)	(73.3)
Free cash flow	$1,405.2	$1,144.2
Net debt represents total debt, net minus cash and cash equivalents. Net debt is presented because the Company is aware that it is used by rating agencies, securities analysts, investors and other parties in evaluating the Company. The following table presents the reconciliation of total debt, net reported in accordance with U.S. GAAP to net debt:

	September 30,	December 31,
	2026	2025
	(In millions)
Total debt, net	$6,669.4	$2,283.3
Less: Cash and cash equivalents	(666.2)	(458.0)
Net debt	6,003.2	1,825.3
Stockholders’ equity	11,696.2	10,628.8
Capitalization (net debt plus stockholders’ equity)	$17,699.4	$12,454.1
Net debt as a percentage of capitalization	33.9%	14.7%
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

Forward-Looking Information
Information contained in this discussion, other than historical information, constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements reflect management's current expectations, estimates and projections regarding future events and are subject to known and unknown risks, uncertainties, and other factors that may cause actual results and outcomes to differ materially from expectations. These factors and uncertainties include, among others, risks related to the Company’s ability to consummate and successfully integrate future acquisitions; risks associated with international sales and operations, including supply chain disruptions; tariffs, trade disputes, foreign currency fluctuations and geopolitical developments; the Company’s ability to successfully develop new products, open new facilities or transfer product lines; the price and availability of raw materials; cybersecurity and information technology risks; compliance with government regulations, including environmental regulations; changes in the competitive environment; the effects of competition in the Company’s markets; the ability to maintain adequate liquidity and financing sources; and general economic conditions affecting the industries the Company serves. A detailed discussion of these and other factors that may affect the Company’s future results is contained in AMETEK’s filings with the U.S. Securities and Exchange Commission, including its most recent reports on Forms 10-K, 10-Q, and 8-K. AMETEK disclaims any intention or obligation to update or revise any forward-looking statements, unless required by the securities laws to do so.
Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2026. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.
Such evaluation did not identify any change in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchase of equity securities by the issuer and affiliated purchasers.
The following table reflects purchases of AMETEK, Inc. common stock by the Company during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 1, 2026 to July 31, 2026	—	$—	—	$798,896,645
August 1, 2026 to August 31, 2026	—	—	—	798,896,645
September 1, 2026 to September 30, 2026	210	233.19	210	798,847,675
Total	210	$233.19	210
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
Item 5. Other Information
Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
November 3, 2026